Form 10-Q
period 1997-06-30
MT INVESTORS INC
filed 1997-08-14
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 1997, OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM              TO
          ------------    ----------------

Commission File Number 0-22493

                        MT Investors Inc.
     -------------------------------------------------------
     (Exact name of registrant as specified in its charter)

             Delaware                        13-3668641
 -------------------------------    ----------------------------
 (State or other jurisdiction of            (IRS Employer
  incorporation or organization)         Identification No.)

  Im Langacher, P.O. Box MT-100
 CH 8608 Greifensee, Switzerland
 -------------------------------          -----------------
      (Address of principal                  (Zip Code)
        executive offices)

                         41-1-944-22-11
     -------------------------------------------------------
      (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes          No    X
                                          --------    --------

  The Registrant has 1,902,779 and 538,592 shares of Class A and
  Class C Common Stock outstanding at June 30, 1997, respectively.

                        MT INVESTORS INC.
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                        Page No.
                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

MT INVESTORS INC.

Unaudited Interim Consolidated Financial Statements:
  Interim Consolidated Balance Sheets as of December
  31, 1996 and June 30, 1997                                 3

Interim Consolidated Statements of Operations for the
  six months ended June 30, 1996 and 1997                    5

Interim Consolidated Statements of Operations for the
  three months ended June 30, 1996 and 1997                  6

Interim Consolidated Statements of Changes in Net
  Assets / Shareholders' Equity (Deficit) for the six
  months ended June 30, 1996 and 1997                        7

Interim Consolidated Statements of Cash Flows for the
  six months ended June 30, 1996 and 1997                    9

Notes to the Interim Consolidated Financial Statements       10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS               13
 ---------------------------------------------

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                   17
--------------------------

ITEM 2.  CHANGES IN SECURITIES                               17
------------------------------

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                      17
---------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
 SECURITY HOLDERS                                            17
 ----------------

ITEM 5.  OTHER INFORMATION                                   17
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    17
-----------------------------------------

Signature                                                    18


                  PART I FINANCIAL INFORMATION

Item 1  Financial Statements
------  --------------------

                        MT INVESTORS INC.

               INTERIM CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1996 AND JUNE 30, 1997
         (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)

                                           SUCCESSOR   SUCCESSOR
                                           ---------   ---------
                                          DECEMBER 31, JUNE 30,
                                              1996        1997
                                              ----        ----
                                                     (UNAUDITED)
                   ASSETS
Current assets:
  Cash and cash equivalents                $  60,696   $ 31,275
  Trade accounts receivable, net             151,161    158,577
  Inventories                                102,526    109,398
  Deferred taxes                               7,565      9,390
  Other current assets                        17,268     19,854
                                           ---------   --------
   Total current assets                      339,216    328,494

Property, plant and equipment, net           255,292    250,381
Excess of cost over net assets
 acquired, net                               135,490    181,284
Long-term deferred taxes                       3,916      4,324
Other assets                                  37,974     22,652
                                           ---------   --------
   Total assets                            $ 771,888   $787,135
                                           =========   ========

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Trade accounts payable                     $32,797    $28,844
  Accrued and other liabilities              115,314    121,075
  Taxes payable                               17,580     23,683
  Deferred taxes                               9,132      8,606
  Bank and other loans                        80,446     70,476
                                           ---------   --------
     Total current liabilities               255,269    252,684
Long-term debt due to third parties          373,758    440,605
Long-term deferred taxes                      30,467     28,133
Other long-term liabilities                   96,810     93,315
                                           ---------   --------

     Total liabilities                       756,304    814,737

Minority interest                              3,158      3,529
Shareholders' equity (deficit):
  Common stock, $0.01 par value per share:
   Class A non-voting, authorized
      2,233,117 shares at December 31, 1996
      and 2,235,896 at June 30, 1997;
      issued 1,899,779 at
      December 31, 1996 and
      1,902,779 at June 30, 1997                 19         19
   Class B voting, authorized
      1,000 shares; issued 1,000 at
      December 31, 1996 and June 30, 1997         1          1
   Class C non-voting, authorized
      541,859 shares; issued 537,735 at
      December 31, 1996 and
      538,592 at June 30, 1997                    5          5
  Additional paid-in capital                188,084    188,384
  Accumulated deficit                      (159,046)  (195,333)
  Currency translation adjustment           (16,637)   (24,207)
                                          ---------   --------

   Total shareholders' equity (deficit)      12,426    (31,131)
                                          ---------    --------

Total liabilities and shareholders'
 equity (deficit)                         $ 771,888   $787,135
                                          =========   ========

            See the accompanying notes to the interim
                consolidated financial statements

                        MT INVESTORS INC.

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                         (IN THOUSANDS)

                                        PREDECESSOR   SUCCESSOR
                                        -----------   ---------
                                          JUNE 30,     JUNE 30,
                                            1996         1997
                                            ----         ----
                                        (UNAUDITED)  (UNAUDITED)

Net sales                                 $423,802     $417,814
Cost of sales                              252,203      237,516
                                          --------    ---------

 Gross profit                              171,599      180,298


Research and development                    25,054       22,444
Selling, general and administrative        120,531      126,351
Amortization                                 1,270        2,333
Purchased research and development               -       29,959
Other income, net                                -          (99)
                                          --------    ---------

 Earnings (loss) before interest,
  taxes and extraordinary item              24,744         (690)
Interest expense                             8,346       19,170
Financial expense (income), net               (965)       2,290
                                          --------    ---------

 Earnings (loss) before taxes
  minority interest and extraordinary
  item                                      17,363      (22,150)
Provision for taxes                          6,830        4,337
Minority interest                              526          248
                                          --------    ---------

 Earnings (loss) before
  extraordinary item                        10,007      (26,735)
Extraordinary item - debt
 extinguishment                                 -         9,552
                                          --------    ---------

 Net earnings (loss)                      $ 10,007    $ (36,287)
                                          ========    =========

Loss per common share:
 Weighted average number
  of common shares                              -     2,440,443

 Loss per common share                          -     $  (14.87)
                                          ========    =========

            See the accompanying notes to the interim
                consolidated financial statements

                        MT INVESTORS INC.

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 1996 AND 1997
                         (IN THOUSANDS)

                                        PREDECESSOR    SUCCESSOR
                                        -----------    ---------
                                          JUNE 30,      JUNE 30,
                                            1996          1997
                                            ----          ----
                                        (UNAUDITED)  (UNAUDITED)

Net sales                                 $222,429     $220,412
Cost of sales                              131,225      123,396
                                           -------    ---------

 Gross profit                               91,204       97,016


Research and development                    12,602       11,612
Selling, general and administrative         59,051       66,158
Amortization                                   599        1,176
Purchased research and development               -       29,959
Other income, net                                -         (110)
                                           -------    ---------

 Earnings before interest,
  taxes and extraordinary item              18,952      (11,779)
Interest expense                             3,809        9,724
Financial income, net                         (569)      (1,453)
                                           -------    ---------

 Earnings (loss) before taxes,
  minority interest and
  extraordinary item                        15,712      (20,050)
Provision for taxes                          6,182        5,424
Minority interest                              452          139
                                           -------    ---------

 Earnings (loss) before
  extraordinary item                         9,078      (25,613)

 Extraordinary item - debt
  extinguishment                                -         9,552
                                           -------    ---------

 Net earnings (loss)                       $ 9,078    $ (35,165)
                                           =======    =========

Loss per common share:
 Weighted average number
  of common shares                              -     2,442,371

 Loss per common share                          -       $(14.40)
                                           =======    ==========

            See the accompanying notes to the interim
                consolidated financial statements

                        MT INVESTORS INC.

   INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS /
                 SHAREHOLDERS' EQUITY (DEFICIT)
             SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                         (IN THOUSANDS)

                                   PREDECESSOR
                    -----------------------------------------
                          SIX MONTHS ENDED JUNE 30, 1996
                    -----------------------------------------
                                         CURRENCY
                          CAPITAL      TRANSLATION
                          EMPLOYED      ADJUSTMENT       TOTAL
                          --------      ----------       -----

Net assets at
 December 31, 1995       $162,604          $30,650    $193,254
Capital transactions
 with Ciba and
 affiliates                 1,353                -       1,353
Net earnings               10,007                -      10,007
Change in currency
 translation adjustment         -          (11,252)    (11,252)
                         --------          -------    --------
Net assets at June 30,
 1996                    $173,964          $19,398    $193,362
                         ========          =======    ========

            See the accompanying notes to the interim
                consolidated financial statements

                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      SUCCESSOR
                    -----------------------------------------------------------------------------------------------------------
                                                          SIX MONTHS ENDED JUNE 30, 1997
                    -----------------------------------------------------------------------------------------------------------
                                          COMMON STOCK
                   ----------------------------------------------------------
                         CLASS A             CLASS B             CLASS C       ADDITIONAL                CURRENCY
                   ------------------   -----------------   -----------------    PAID-IN   ACCUMULATED  TRANSLATION
                     SHARES   AMOUNT     SHARES   AMOUNT     SHARES   AMOUNT     CAPITAL     DEFICIT    ADJUSTMENT      TOTAL
                   --------- --------   -------- --------   -------- --------  ----------  ----------   -----------   ---------
Balance at
 December 31,
 1996              1,899,779 $     19      1,000 $      1    537,735 $      5  $  188,084  $ (159,046)  $   (16,637)  $  12,426
New issuance of
 shares                3,000        -          -        -        857        -         300           -             -         300
Net loss                   -        -          -        -          -        -           -     (36,287)            -     (36,287)
Change in currency
   translation
   adjustment              -        -          -        -          -        -           -           -        (7,570)     (7,570)
                    --------- --------- --------  -------    ------- --------  ----------  ----------   -----------   ---------
Balance at
 June 30, 1997      1,902,779 $      19    1,000  $     1    538,592 $      5  $  188,384  $ (195,333)  $   (24,207)  $ (31,131)
                    ========= ========= ========  =======    ======= ========  ==========  ==========   ===========   =========


   See the accompanying notes to the interim consolidated financial statements


                        MT INVESTORS INC.

          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1996 AND 1997
                         (IN THOUSANDS)


                                        PREDECESSOR    SUCCESSOR
                                        -----------    ---------
                                         JUNE 30,       JUNE 30,
                                            1996          1997
                                            ----          ----
                                        (UNAUDITED)  (UNAUDITED)

Cash flows from operating activities:
 Net earnings (loss)                      $ 10,007    $ (36,287)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
   Depreciation                             12,942       11,802
   Amortization                              1,270        2,333
   Write-off of purchased research and
     development and cost of sales
     associated with revaluation of
     inventories                                 -       32,013
   Extraordinary item - debt
     extinguishment                              -        9,552
   Net gain on disposal of long-term
     assets                                   (131)        (478)
   Deferred taxes                             (191)      (2,336)
   Minority interest                           526          248
     Increase (decrease) in cash
      resulting from changes in:
      Trade accounts receivable, net        (4,666)      (7,792)
      Inventories                              279       (6,540)
      Other current assets                    (352)      (3,081)
      Trade accounts payable                   932       (5,969)
      Accruals and other liabilities,
       net                                  16,244       16,757
                                          --------     --------

       Net cash provided by operating
        activities                          36,860       10,222
                                          --------     --------

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment                                508        2,297
 Purchase of property, plant and
  equipment                                (10,053)      (8,760)
 Purchase of Safeline Limited                    -      (74,908)
 Investments in other long term assets,
  net                                          (37)      (1,629)
                                          --------     --------

       Net cash used in investing
        activities                          (9,582)     (83,000)
                                          --------     --------

Cash flows from financing activities:
 Borrowings of third party debt                  -      312,592
 Repayments of third party debt             (1,078)    (265,780)
 Proceeds from issuance of common stock          -          300
 Ciba and affiliates repayments            (16,368)           -
 Capital transactions with Ciba and
  affiliates                                (2,983)           -
                                          --------     --------

       Net cash provided by (used) in
        financing activities               (20,429)      47,112
                                          --------     --------

Effect of exchange rate changes on cash
 and cash equivalents                       (2,316)      (3,755)
                                          --------     --------

Net increase (decrease) in cash and cash
 equivalents                                 4,533      (29,421)
Cash and cash equivalents:
Beginning of period                         41,402       60,696
                                          --------     --------

 End of period                            $ 45,935      $31,275
                                          ========     ========

            See the accompanying notes to the interim
                consolidated financial statements

                        MT INVESTORS INC.

     NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
        (In thousands of dollars unless otherwise stated)

1.BASIS OF PRESENTATION

  The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a basis which reflects the interim consolidated financial statements of MT Investors
  Inc. ("MT Investors"). MT Investors was incorporated by AEA Investors Inc. ("AEA") in December 1991. It was recapitalized to effect the acquisition of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba") and its wholly owned subsidiary, AG fur Prazisionsinstrumente ("AGP"). Pursuant to the terms of a stock purchase agreement dated April 2, 1996 between MT Investors, AGP and Ciba, on October 15, 1996 MT Investors acquired the Mettler-Toledo Group in a business combination accounted for as a purchase. Between the date of formation and October 15, 1996, MT Investors had no substantive operations.

  In the accompanying interim consolidated financial statements the terms "Mettler-Toledo" or the "Company" when used in situations pertaining to periods prior to October 15, 1996 refer to the combined group of businesses sold by Ciba and when used in situations pertaining to periods subsequent to October 15, 1996 refer to MT Investors and its consolidated subsidiaries. The combined historical financial information of the business acquired from Ciba prior to the Acquisition on October 15, 1996 are referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the Acquisition are referred to as "Successor". Because of purchase price accounting for the Acquisition and the additional interest expense from debt incurred to finance the Acquisition, the accompanying interim financial statements of the Successor are not directly comparable to those of the Predecessor.

  The accompanying interim consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of June 30, 1997 and for the six months and three months periods ended June 30, 1996 and 1997 should be read in conjunction with the December 31, 1995 and 1996 consolidated financial statements and the notes thereto included in MT Investors' registration statement on Form 10 for the year ended December 31, 1996.

  The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

  DEBT REFINANCING

  On May 29, 1997, the Company refinanced its existing credit facility (the "Credit Agreement"). The Credit Agreement provides for term loan borrowings in an aggregate principal amount of approximately US $133.8 million, SFr 171.5 million and GBP 26.7 million, that are scheduled to mature between 2002 and 2004, a Canadian revolving credit facility with availability of CDN $26.3 million and a multi-currency revolving credit facility with availability of US $151.0 million. The revolving credit facilities are scheduled to mature in 2002.

  The Company recorded an extraordinary item - debt extinguishment of $9.6 million representing a one time charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility.

  SAFELINE ACQUISITION

  On May 30, 1997, the Company purchased (the "Safeline Acquisition") the entire issued share capital of Safeline Limited ("Safeline"), a manufacturer of metal detection systems based in Manchester in the United Kingdom, for approximately GBP 61 million (approximately US $100 million) subject to post-closing adjustment plus up to an additional GBP 6 million (US $10 million) for a contingent earn-out payment. Under the terms of the agreement the Company paid approximately GBP 47.2 million (US $77.4 million) of the purchase price in cash, provided by amounts loaned under its Credit Agreement, with the remaining balance of approximately GBP 13.7 million (US $22.5 million) paid in the form of seller loan notes which mature May 30, 1999. In connection with the Safeline Acquisition the Company incurred expenses of approximately $2.0 million which have been accounted for as part of the purchase price.

  The Company has accounted for the Safeline Acquisition using the purchase method of accounting. Accordingly, the costs of the Safeline Acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. Approximately $30 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately in the second quarter of 1997. The technological feasibility of the products being developed had not been established as of the date of the Safeline Acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years. The Company spends more than $40 million annually on research and development; however, ultimately achieving technological feasibility cannot be assured for these projects or others.
  In addition, the Company allocated approximately $2.0 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the second quarter of 1997. The excess of the cost of the Safeline Acquisition over the fair value of the net assets acquired of approximately $62 million is being amortized over 30 years. The purchase price allocation is subject to adjustment. The results of operations and cash flows of Safeline have been consolidated with those of the Company from the date of Safeline Acquisition.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BUSINESS

  Mettler-Toledo is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufactures and sells certain related laboratory measurement instruments. The Company manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China.

  INVENTORIES

  Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using either the first in, first out (FIFO) or weighted average cost method. Two companies in the U.S. use the last in, first out (LIFO) cost method.


  Inventories consisted of the following at December 31, 1996 and June 30, 1997:

<CAPTION
                                       December 31,  June 30,
                                           1996        1997
                                       ------------ -----------
          Raw materials and parts      $     41,015 $    42,309
          Work in progress                   31,534      33,078
          Finished goods                     29,982      34,168
                                       ------------ -----------
                                            102,531     109,555
          LIFO reserve                           (5)       (157)
                                       ------------ -----------
                                       $    102,526 $   109,398
                                       ============ ===========

  INTEREST RATE AGREEMENTS

  In July 1997 the Company entered into three year interest rate cap agreements to limit the impact of increases in interest rates on $150 million of US dollar based debt.
  These agreements "cap" the effects of an increase in three month LIBOR above 8.5%. In addition, the Company has entered into three year interest rate swap agreements which swap the interest obligation associated with $100 million of US dollar based debt from variable to fixed. The fixed rate associated with the swap is 6.09% plus the Company's normal interest margin. The swap is effective at three month LIBOR rates up to 7.00%.

  The Company has designated such interest rate agreements as hedges of certain of its long-term debt payable and recognizes interest differentials as adjustments to interest expense in the period they occur. Premiums paid on interest rate cap agreements are amortized over the terms of the agreements. In August 1997, the Company entered into certain three year interest rate swap agreements that fix the interest obligation associated with SFR 112.5 million of Swiss Franc based debt at rates varying between 2.17% and 2.49%.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated
  Financial Statements included herein.

GENERAL

  The accompanying interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles on a basis which reflects the interim consolidated financial statements of MT Investors Inc. ("MT Investors"). MT Investors was incorporated by AEA Investors Inc. (AEA") in December 1991. It was recapitalized to effect the acquisition of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba") and its wholly owned subsidiary, AG fur Prazisionsinstrumente ("AGP"). Pursuant to the terms of a stock purchase agreement dated April 2, 1996 between MT Investors, AGP and Ciba, on October 15, 1996 MT Investors acquired the Mettler-Toledo Group in a business combination accounted for as a purchase. Between the date of formation and October 15, 1996, MT Investors had no substantive operations.

  In the accompanying interim consolidated financial statements the terms "Mettler-Toledo" or the "Company" when used in situations pertaining to periods prior to October 15, 1996 refer to the combined group of businesses sold by Ciba and when used in situations pertaining to periods subsequent to October 15, 1996 refer to MT Investors and its consolidated subsidiaries. The combined historical financial information of the business acquired from Ciba prior to the Acquisition on October 15, 1996 are referred to as "Predecessor" while the consolidated financial information of the Company subsequent to the date of the Acquisition are referred to as "Successor." Because of purchase price accounting for the Acquisition and the additional interest expense from debt incurred to finance the Acquisition, the accompanying interim financial statements of the Successor are not directly comparable to those of the Predecessor.

  Financial information is presented in accordance with United States generally accepted accounting principles ("U.S. GAAP"). Operating results for the six and three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

  On May 29, 1997 the Company refinanced its credit facility
  (the "Credit Agreement").  See "Liquidity and Capital
  Resources".

  On May 30, 1997, the Company purchased (the "Safeline Acquisition") the entire issued share capital of Safeline Limited ("Safeline"). The purchase price (the "Purchase Price") for the Safeline Acquisition, subject to post closing adjustments, was GBP 61 million (approximately US $100 million), plus up to an additional GBP 6 million (US $10 million) for a contingent earn-out payment. The Safeline Acquisition was effected pursuant to the terms of a Share Sale and Purchase Agreement (the "Purchase Agreement"), dated May 30, 1997, among the Company's subsidiaries Safeline Holding Company and Mettler-Toledo Inc. (a Canadian corporation), as purchasers, and Safeline Limited and each of the sellers named therein as sellers.

  Safeline, based in Manchester, U.K., is the world's leading supplier of metal detection systems for companies who produce and package goods in the food, pharmaceutical, cosmetics, chemicals and other industries.

  The source of funds for the Purchase Price was provided by GBP
  13.7 million (US $22.5 million) in loan notes to be retained by the sellers with the remaining amounts provided by amounts loaned under its Credit Agreement. See "Liquidity and Capital Resources".

RESULTS OF OPERATIONS

  Net sales were $417.8 million and $220.4 million for the six and three month periods ended June 30, 1997, respectively, compared to $423.8 million and $222.4 million for the corresponding periods in the prior year, a decrease of 1% for the six month period and relatively unchanged for the three month period. Results were negatively impacted in part by the strengthening of the U.S. dollar against other currencies. Net sales during the six month period in local currencies increased 5%. Net sales in local currencies for the three month period increased 6%.

  Net sales in local currencies during the six and three month periods in Europe decreased 1% principally as a result of weak European economies adversely affecting sales to industrial customers. Net sales in local currencies during the six and three month periods in the Americas increased 6% principally due to improved market conditions for sales to industrial and food retailing customers. Net sales in local currencies in the six and three month periods in Asia and other markets increased 28% and 38% respectively, primarily as a result of the establishment of additional direct marketing and distribution in the region.

  The operating results for Safeline had the effect of increasing the Company's net sales by $3.8 million for the period ended June 30, 1997. Earnings before interest, taxes and extraordinary item were increased by $0.8 million for the period ended June 30, 1997, excluding the impacts of purchase accounting adjustments for purchased research and development and the sale of inventories revalued (to fair value).

  Gross profit as a percentage of net sales increased to 43.2% for the six months ended June 30, 1997, compared to 40.5% for the corresponding period in the prior year. Gross profit as a percentage of net sales increased to 44.0% for the three months ended June 30, 1997, compared to 41.0% for the corresponding period in the prior year. Such increases were adversely impacted by a non-cash charge associated with the excess of the fair value over the historic value of inventory acquired in the Safeline Acquisition. Absent such charge, the gross profit percentages for the six and three month periods would have been 43.6% and 44.9% respectively. These results reflect the benefits of reduced product costs arising from the Company's research and development efforts, ongoing productivity improvements, and the depreciation of the Swiss franc against the Company's other principal trading currencies.

  Research and development expenses as a percentage of net sales decreased to 5.4% for the six months ended June 30, 1997, compared to 5.9% for the corresponding period in the prior year; however, the local currency spending level remained relatively constant period to period. Research and development expenses as a percentage of net sales decreased to 5.3% for the three months ended June 30, 1997, compared to 5.7% for the corresponding period in the prior year.

  Selling, general and administrative expenses as a percentage of net sales increased to 30.2% for the six months ended June 30, 1997, compared to 28.4% for the corresponding period in the prior year. Selling, general and administrative expense as a percentage of net sales increased to 30.0% for the three months ended June 30, 1997, compared to 26.5% for the corresponding period in the prior year. The increases are primarily a result of establishing additional direct marketing and distribution in Asia.

  In connection with the Safeline Acquisition, approximately
  $30 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately in the second quarter of 1997. The technological feasability of the products being developed had not been established as of the date of the Safeline Acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years. The Company spends more than $40 million annually on research and development; however, ultimately achieving technological feasibility cannot be assured for these products or others.

  The loss before interest, taxes and extraordinary item was $0.7 million and $11.8 million for the six and three month periods ended June 30, 1997, respectively, compared to earnings of $24.7 million and $19.0 million for the corresponding periods in the prior year. The losses during the 1997 periods include expenses of $30 million for the allocation of purchase price to in-process research and development projects in connection with the Safeline Acquisition and $2.0 million for the revaluation of inventories to fair value. Excluding these expenses, earnings before interest, taxes and extraordinary item would have been $31.3 million and $20.2 million for the six and three month periods ended June 30, 1997, respectively.

  Interest expense increased to $19.2 million for the six months ended June 30, 1997, compared to $8.3 million for the corresponding period in the prior year. The increase was principally due to additional Acquisition related debt. Net financial expense of $2.3 million for the six months ended June 30, 1997 compared to net financial income of $1.0 million for the corresponding period in the prior year as a result of lower interest income and an increase in foreign currency losses.

  The extraordinary item - debt extinguishment of $9.6 million represents a one time charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility. See "Liquidity and Capital Resources".

  The net loss of $36.3 million and $35.2 million for the six and three month periods ended June 30, 1997, respectively, compared to net earnings of $10.0 million and $9.1 million for the corresponding periods in the prior year. Excluding the expense for purchased research and development, the revaluation of inventories to fair value and the extraordinary item - debt extinguishment, net earnings would have been $4.6 million and $5.7 million for the six and three month periods ended June 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Acquisition was financed principally through capital contributions, borrowings under a credit facility and 9 3/4% Senior Subordinated Notes due 2006 (the "Notes"). Prior to the Acquisition, the Company's cash and other liquidity has historically been used to fund capital expenditures, working capital requirements, debt service and dividends to Ciba. Following the Acquisition, interest expense associated with borrowings under the Credit Agreement and Notes as well as scheduled principal payments of term loans under the Credit Agreement, has significantly increased liquidity requirements.

  The Credit Agreement provides for term loan borrowings in an aggregate principal amount of approximately US $133.8 million, SFr 171.5 million and GBP 26.7 million that are scheduled to mature in 2002 and 2004, a Canadian revolving credit facility with availability of CDN $26.3 million (approximately CDN $21 million of which has been drawn), and a multi-currency revolving credit facility with availability of US $151.0 million (approximately US $8.3 million of which has been drawn). The revolving credit facilities are scheduled to mature in 2002. The interest rate margin on all loans have been reduced by 75 basis points under the Credit Agreement as compared to the Company's prior credit facility.

  Under the Credit Agreement, mandatory prepayments are required to be made in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial convenants. The Credit Agreement is secured by certain assets of the Company.

  The Notes will mature in 2006. The Notes may be required to be purchased by the Company upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The Notes are subordinated to the indebtedness under the Credit Agreement. The indenture governing the Notes (the "Indenture") imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens and engage in certain other activities.

  Under the Credit Agreement and the Indenture, Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo Holding, subject to certain limited exceptions. Mettler-Toledo, Inc.'s obligations under the Credit Agreement and Notes are guaranteed by Mettler-Toledo Holding.

  The Company's cash provided by operating activities declined from $36.9 million in the six months ended June 30, 1996 to $10.2 million in the six months ended June 30, 1997. The decline resulted principally from higher interest costs resulting from the Acquisition and higher working capital requirements.

  During the six months ended June 30, 1997, the Company's net debt increased by $86.6 million as a result of the Safeline
  Acquisition.

  The Company continues to explore acquisitions to expand its product portfolio and improve its distribution capabilities.
  In connection with any acquisition, the Company may incur additional indebtedness.

  The Company currently believes that cash flow from operating activities, together with borrowings available under the Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements as well as debt service requirements for at least several years, but there can be no assurance that this will be the case.

  The Company holds a variety of interest swap and cap arrangements which limits its risk of increases in interest rates. See Note 2 to the Interim Consolidated Financial
  Statements.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

  The Company's operations are conducted by subsidiaries in many countries, and the results of operations and the financial position of each of those subsidiaries is reported in the relevant foreign currency and then translated into U.S. dollars at the applicable foreign exchange rate for inclusion in the Company's interim consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in U.S. dollars can vary as a result of changes in currency exchange rates. Specifically, a strengthening of the U.S. dollar versus other currencies reduces net sales and earnings as translated into U.S. dollars while a weakening of the U.S. dollar has the opposite effect.

  Swiss franc-denominated costs represent a much greater percentage of the Company's total expenses than Swiss franc-denominated sales represent of total sales. In general, an appreciation of the Swiss franc versus the Company's other major trading currencies, especially the principal European currencies, has a negative impact on the Company's results of operations and a depreciation of the Swiss franc versus the Company's other major trading currencies, especially the principal European currencies, has a positive impact on the Company's results of operations. The effect of these changes generally offsets in part the translation effect on earnings before interest and taxes of changes in exchange rates between the U.S. dollar and other currencies described in the preceding paragraph.

CAUTIONARY STATEMENT

  Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's international operations, such as currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers; risks associated with competition and technological innovation by competitors; general economic conditions and conditions in industries that use the Company's products, especially the pharmaceutical and chemical industries, and risks associated with the Company's growth strategy, including investments in emerging markets. For a more detailed discussion of these factors, see the MT Investors Inc. registration statement on Form 10 for the year ended December 31, 1996.

                   PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS   Not applicable
--------------------------

ITEM 2.  CHANGES IN SECURITIES
------------------------------

    In April 1997, the Company issued 3,000 shares of Class A Common Stock for an aggregate consideration of $300,000 and 857 shares of Class C Common Stock for an aggregate consideration of approximately $26. The shares were offered and sold to an executive officer of the Company in reliance on Rule 506 of Regulation D under the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   Not applicable
----------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
                                           Not applicable

ITEM 5.  OTHER INFORMATION                 Not applicable
--------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


  (a) Exhibits

      27.  Financial Data Schedule

  (b) Reports on Form 8-K - None


                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                 MT Investors Inc.

Date: August 14, 1997            By:  /s/ William P. Donnelly
                                      --------------------------
                                      William P. Donnelly
                                      Vice President, Chief
                                      Financial Officer and
                                      Treasurer