Form 10-Q
period 1997-09-30
MT INVESTORS INC
filed 1997-10-23
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q




(Mark One)

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________

Commission File Number 0-22493

                           MT Investors Inc.
----------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

               Delaware                        13-3668641
  -------------------------------    ---------------------------------
  (State or other jurisdiction of    (IRS Employer Identification No.)
    incorporation or organization)

   Im Langacher, P.O. Box MT-100
  CH 8608 Greifensee, Switzerland
  -------------------------------                 ----------
  (Address of principal executive                 (Zip Code)
               offices)

                             41-1-944-22-11
                      ----------------------------
          (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
   90 days.  Yes    X     No
                  -----       -----

   The Registrant has 1,898,795 and 537,453 shares of Class A and Class C Common Stock outstanding at September 30, 1997, respectively.



                           MT INVESTORS INC.
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                     Page No.
                                                                     --------

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MT INVESTORS INC.

Unaudited Interim Consolidated Financial Statements:
   Interim Consolidated Balance Sheets as of
      December 31, 1996 and September 30, 1997                              3

   Interim Consolidated Statements of Operations for the nine months
      ended September 30, 1996 and 1997                                     5

   Interim Consolidated Statements of Operations for the three months
      ended September 30, 1996 and 1997                                     6

   Interim Consolidated Statements of Changes in Net Assets /
      Shareholders' Equity (Deficit) for the nine months ended
      September 30, 1996 and 1997                                           7

   Interim Consolidated Statements of Cash Flows for the nine months
      ended September 30, 1996 and 1997                                     9

   Notes to the Interim Consolidated Financial Statements                  11


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS                                             16

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          21

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                 21

ITEM 2.  CHANGES IN SECURITIES                                             22

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                    22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

ITEM 5.  OTHER INFORMATION                                                 22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  22

Signature                                                                  23






                     PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          MT INVESTORS INC.

                 INTERIM CONSOLIDATED BALANCE SHEETS
               DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             SUCCESSOR        SUCCESSOR
                                             ---------        ---------
                                            DECEMBER 31,    SEPTEMBER 30,
                                               1996             1997
                                               ----             ----
                                                             (UNAUDITED)
                   ASSETS
Current assets:
   Cash and cash equivalents                 $ 60,696         $ 33,158
   Trade accounts receivable, net             151,161          148,826
   Inventories                                102,526          106,129
   Deferred taxes                               7,565           10,956
   Other current assets                        17,268           21,975
                                             --------         --------
    Total current assets                      339,216          321,044

Property, plant and equipment, net            255,292          233,480
Excess of cost over net assets acquired, net  135,490          181,902
Long-term deferred taxes                        3,916            4,825
Other assets                                   37,974           26,926
                                             --------         --------
    Total assets                             $771,888         $768,177
                                             ========         ========





                          MT INVESTORS INC.

          INTERIM CONSOLIDATED BALANCE SHEETS - (CONTINUED)
               DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             SUCCESSOR        SUCCESSOR
                                             ---------        ---------
                                            DECEMBER 31,    SEPTEMBER 30,
                                               1996             1997
                                               ----             ----
                                                             (UNAUDITED)

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Trade accounts payable                    $ 32,797         $ 27,226
   Accrued and other liabilities              115,314          135,096
   Taxes payable                               17,580           27,940
   Deferred taxes                               9,132            8,621
   Bank and other loans                        80,446           56,559
                                             --------         --------

    Total current liabilities                 255,269          255,442
Long-term debt due to third parties           373,758          429,033
Long-term deferred taxes                       30,467           26,001
Other long-term liabilities                    96,810           90,307
                                             --------         --------
    Total liabilities                         756,304          800,783

Minority interest                               3,158            3,655
Shareholders' equity (deficit):
   Common stock, $0.01 par value per share:
    Class A non-voting, authorized
      2,233,117 shares at December 31, 1996
      and 2,235,896 at September 30, 1997;
      issued 1,899,779 at December 31, 1996
      and 1,898,795 (excluding 3,984 shares
      held in treasury) at September 30, 1997      19               19
    Class B voting, authorized 1,000 shares;
      issued 1,000 at December 31, 1996 and
      September 30, 1997                            1                1
    Class C non-voting, authorized 541,859
      shares; issued 537,735 at December 31,
      1996 and 537,453 (excluding 1,139
      shares held in treasury) at September
      30,1997                                       5                5
   Additional paid-in capital                 188,084          187,986
   Accumulated deficit                      (159,046)        (195,617)
   Currency translation adjustment           (16,637)         (28,655)
                                             --------         --------
    Total shareholders' equity (deficit)       12,426         (36,261)
                                             --------         --------
Total liabilities and shareholders'
    equity (deficit)                         $771,888         $768,177
                                             ========         ========



   See the accompanying notes to the interim consolidated financial statements



                          MT INVESTORS INC.

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             PREDECESSOR      SUCCESSOR
                                             -----------      ---------
                                           SEPTEMBER 30,    SEPTEMBER 30,
                                               1996             1997
                                               ----             ----
                                            (UNAUDITED)      (UNAUDITED)

Net sales                                    $624,733         $633,743
Cost of sales                                 374,121          359,080
                                             --------         --------
  Gross profit                                250,612          274,663


Research and development                       37,930           34,494
Selling, general and administrative           175,645          189,594
Amortization                                    2,038            4,449
Purchased research and development                 --           29,959
Interest expense                               12,579           28,199
Other charges (income), net                     (226)            7,316
                                             --------         --------

  Earnings (loss) before taxes
    minority interest and extraordinary item   22,646         (19,348)

Provision for taxes                             8,901            7,296
Minority interest                                 609              375
                                             --------         --------
  Earnings (loss) before extraordinary item    13,136         (27,019)

Extraordinary item - debt extinguishment           --          (9,552)
                                             --------         --------
  Net earnings (loss)                        $ 13,136        $(36,571)
                                             ========         ========
Loss per common share:
   Weighted average number
     of common shares                                       32,333,344
   Loss per common share before
     extraordinary item                                        $(0.84)
   Extraordinary item                                          $(0.29)
                                                              --------
   Loss per common share                                       $(1.13)
                                                              ========












   See the accompanying notes to the interim consolidated financial statements



                          MT INVESTORS INC.

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                             PREDECESSOR     SUCCESSOR
                                             -----------     ---------
                                           SEPTEMBER 30,    SEPTEMBER 30,
                                               1996             1997
                                               ----             ----
                                            (UNAUDITED)      (UNAUDITED)

Net sales                                    $200,931         $215,929
Cost of sales                                 121,918          121,564
                                             --------         --------
  Gross profit                                 79,013           94,365


Research and development                       12,876           12,050
Selling, general and administrative            55,113           63,243
Amortization                                      768            2,116
Interest expense                                4,233            9,029
Other charges, net                                741            5,125
                                             --------         --------
  Earnings before taxes and
    minority interest                           5,282            2,802

Provision for taxes                             2,071            2,959
Minority interest                                  82              127
                                             --------         --------
  Net earnings (loss)                          $3,129           $(284)
                                             ========         ========

Loss per common share:
   Weighted average number
     of common shares                                       32,333,344

   Loss per common share                                      $ (0.01)
                                                              ========





   See the accompanying notes to the interim consolidated financial statements




                            MT INVESTORS INC.

       INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS /
                     SHAREHOLDERS' EQUITY (DEFICIT)
              NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                             (IN THOUSANDS)


                                             PREDECESSOR
                                   ------------------------------------
                                   NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   ------------------------------------

                                                 CURRENCY
                                     CAPITAL   TRANSLATION
                                    EMPLOYED    ADJUSTMENT     TOTAL
                                    --------    ----------     -----

Net assets at December 31, 1995     $162,604      $30,650     $193,254
Capital transactions with Ciba
  and affiliates                    (88,404)         --       (88,404)
Net earnings                          13,136         --         13,136
Change in currency translation
 adjustment                             --        (6,301)      (6,301)
                                     -------      -------     --------
Net assets at September 30, 1996     $87,336      $24,349     $111,685
                                     =======      =======     ========













   See the accompanying notes to the interim consolidated financial statements



                                                  MT INVESTORS INC.

       INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS / SHAREHOLDERS' EQUITY (DEFICIT) - (CONTINUED)
                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             SUCCESSOR
                          ---------------------------------------------------------------------------------------------------------
                                                              NINE MONTHS ENDED SEPTEMBER 30, 1997
                          ---------------------------------------------------------------------------------------------------------
                                                 COMMON STOCK
                          --------------------------------------------------------
                              CLASS A              CLASS B            CLASS C        ADDITIONAL                CURRENCY
                          ----------------    ----------------    ----------------    PAID-IN    ACCUMULATED  TRANSLATION
                          SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL     DEFICIT     ADJUSTMENT     TOTAL
                          ---------------------------------------------------------------------------------------------------------
Balance at
 December 31, 1996     1,899,779    $   19     1,000    $    1   537,735    $    5   $ 188,084  $ (159,046)   $ (16,637)  $  12,426

New issuance of shares     3,000         -         -         -       857         -         300            -            -        300

Net loss                       -         -         -         -         -         -           -     (36,571)            -   (36,571)

Change in currency
 translation adjustment        -         -         -         -         -         -           -            -     (12,018)   (12,018)

Purchase of
 treasury stock          (3,984)         -         -         -   (1,139)         -       (398)            -            -      (398)
                         -------    ------    ------    ------   -------    ------   ---------  -----------   ----------  ---------
Balance at
 September 30, 1997    1,898,795    $   19     1,000    $    1   537,453    $    5   $ 187,986  $ (195,617)   $ (28,655)  $(36,261)
                       =========    ======     =====    ======   =======    ======   =========  ==========    =========   ========







                 See the accompanying notes to the interim consolidated financial statements

                                              MT INVESTORS INC.

                                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                                (IN THOUSANDS)

                                             PREDECESSOR      SUCCESSOR
                                             -----------      ---------
                                           SEPTEMBER 30,    SEPTEMBER 30,
                                               1996             1997
                                               ----             ----
                                            (UNAUDITED)      (UNAUDITED)
Cash flows from operating activities:
  Net earnings (loss)                         $13,136        $(36,571)
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided by operating activities:
     Depreciation                              18,630           17,784
     Amortization                               2,038            4,449
     Write-off of purchased research
      and development and cost of sales
      associated with revaluation of inventories   --           32,013
     Extraordinary item - debt extinguishment      --            9,552
     Net gain on disposal of long-term assets   (768)            (126)
     Deferred taxes                           (1,211)          (6,804)
     Minority interest                            272              375
     Increase (decrease) in cash resulting
     from changes in:
      Trade accounts receivable, net            9,707            (920)
      Inventories                               (502)          (4,715)
      Other current assets                   (29,261)          (3,404)
      Trade accounts payable                  (3,525)          (7,344)
      Accruals and other liabilities, net      49,408           25,987
                                             --------         --------

         Net cash provided by operating
          activities                           57,924           30,276
                                             --------         --------

Cash flows from investing activities:
  Proceeds from sale of property,
   plant and equipment                          1,254           15,913
  Purchase of property, plant and equipment  (14,985)         (13,299)
  Purchase of Safeline Limited, net of
   seller financing                                --         (74,908)
  Investments in other long term assets, net  (2,869)          (6,679)
                                             --------         --------

         Net cash used in investing
          activities                         (16,600)         (78,973)
                                             --------         --------

Cash flows from financing activities:
  Borrowings of third party debt                   --          314,657
  Repayments of third party debt             (13,464)        (289,392)
  Proceeds from issuance of common stock           --              300
  Purchase of treasury stock                       --            (398)
  Ciba and affiliates repayments             (26,589)               --
  Capital transactions with Ciba
   and affiliates                             (7,716)               --
                                             --------         --------

         Net cash provided by (used)
          in financing activities            (47,769)           25,167
                                             --------         --------

Effect of exchange rate changes
  on cash and cash equivalents                (1,879)          (4,008)
                                             --------         --------

Net decrease in cash and cash
  equivalents                                 (8,324)         (27,538)
Cash and cash equivalents:
  Beginning of period                          41,402           60,696
                                             --------         --------

  End of period                               $33,078          $33,158
                                             ========         ========


   See the accompanying notes to the interim consolidated financial statements

                           MT INVESTORS INC.

        NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                (In thousands unless otherwise stated)


1.    BASIS OF PRESENTATION


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

     The accompanying interim consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying interim consolidated financial statements as of September 30, 1997 and for the nine and three month periods ended September 30, 1996 and 1997 should be read in conjunction with the December 31, 1995 and 1996 consolidated financial statements and the notes thereto included in MT Investors registration statement on Form 10 for the year ended December 31, 1996.

     The accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.


DEBT REFINANCING


     On May 29, 1997, the Company refinanced its previous credit facility and entered into the Company's current credit facility (the "Credit Agreement"). The Credit Agreement provides for term loan borrowings in an aggregate principal amount of approximately $133.8 million, SFr 171.5 million and (Pound)26.7 million, that are scheduled to mature between 2002 and 2004, a Canadian revolving credit facility with availability of CDN $26.3 million and a multi-currency revolving credit facility with availability of $151.0 million. The revolving credit facilities are scheduled to mature in 2002.

     The Company recorded an extraordinary item - debt extinguishment of $9.6 million representing a one time charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility.


SAFELINE ACQUISITION


     On May 30, 1997, the Company purchased (the "Safeline Acquisition") the entire issued share capital of Safeline Limited ("Safeline"), a manufacturer of metal detection systems based in Manchester, United Kingdom, for approximately (Pound)61.0 million (approximately $100.0 million) plus up to an additional (Pound)6.0 million ($10.0 million) for a contingent earn-out payment. In October 1997, the Company made an additional payment, representing a post-closing adjustment, of (Pound)1.9 million (approximately $3.1 million at October 3, 1997). Such amount will be accounted for as additional purchase price. Under the terms of the agreement the Company paid approximately (Pound)47.3 million ($77.4 million) of the purchase price in cash, provided by amounts loaned under its Credit Agreement, with the remaining balance of approximately (Pound)13.7 million ($22.4 million) paid in the form of seller loan notes which mature May 30, 1999. These notes when retired will be reflected in the consolidated statement of cash flows as an investing activity. In connection with the Safeline Acquisition the Company incurred expenses of approximately $2.0 million which have been accounted for as part of the purchase price.

     The Company has accounted for the Safeline Acquisition using the purchase method of accounting. Accordingly, the costs of the Safeline Acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. Approximately $30.0 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately in the second quarter of 1997. The technological feasibility of the products being developed had not been established as of the date of the Safeline Acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years. In addition, the Company allocated approximately $2.1 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the second quarter of 1997. The excess of the cost of the Safeline Acquisition over the fair value of the net assets acquired of approximately $62.0 million is being amortized over 30 years. The purchase price allocation is subject to adjustment. The results of operations and cash flows of Safeline have been consolidated with those of the Company from the date of the Safeline Acquisition.


RESTRUCTURING CHARGE


     In September 1997, the Company recorded a restructuring charge of approximately $3.3 million. The Company expects to recognize an additional restructuring charge of approximately $3.0 million during the fourth quarter ending December 31, 1997 for restructuring activities not initiated until October of this year. Both charges are in connection with the closure of three facilities in North America and are comprised primarily of severance and other related benefits and costs of exiting facilities, including lease termination costs and write-down of existing assets to their expected net realizable value. The Company expects these actions will be completed in 1998 and that the two owned facilities will be sold after that period. In connection with the closure of these facilities, the Company expects to involuntarily terminate approximately 70 employees. The Company is undertaking these actions as part of its efforts to reduce costs through reengineering. When complete, these actions will enable the Company to close certain operations and realize cost savings estimated at approximately $2.5 million on an annual basis.



2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BUSINESS


     Mettler-Toledo is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufactures and sells certain related laboratory measurement instruments. The Company's manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China.


INVENTORIES


     Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using either the first in, first out (FIFO) or weighted average cost method. Two companies in the U.S. use the last in, first out (LIFO) cost method.


     Inventories consisted of the following at December 31, 1996 and September 30, 1997:

                                            December 31,   September 30,
                                               1996            1997
                                            ---------        ---------

          Raw materials and parts             $41,015          $41,843
          Work in progress                     31,534           33,206
          Finished goods                       29,982           31,204
                                            ---------        ---------

                                              102,531          106,253
          LIFO reserve                            (5)            (124)
                                            ---------        ---------

                                             $102,526         $106,129
                                            =========        =========


INTEREST RATE AGREEMENTS


     In July 1997, the Company entered into three year interest rate cap agreements to limit the impact of increases in interest rates on $150.0 million of US dollar based debt. These agreements "cap" the effects of an increase in three month LIBOR above 8.5%. In addition, the Company has entered into three year interest rate swap agreements which swap the interest obligation associated with $100.0 million of US dollar based debt from variable to fixed. The fixed rate associated with the swap is 6.09% plus the Company's normal interest margin. The swap is effective at three month LIBOR rates up to 7.00%.

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


LOSS PER COMMON SHARE

     Loss per common share has been computed using the treasury stock method based upon the weighted average number of common shares, including common share equivalents, outstanding during the Successor period. Common share equivalents result from outstanding options to purchase common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common shares and common share equivalents issued and options granted by the Company at a price less than the proposed initial public offering price during the twelve months preceding the initial filing of the Registration Statement (See Note
3) have been included in the loss per common share calculation as if they were outstanding during the period presented.

STOCK OPTION PLAN

     At September 30, 1997, the Company has outstanding 281,078 options to purchase the Company's Class A common stock at a per share average price of $100.00. After giving effect to the Reorganization (See Note 3), the Company has outstanding 3,537,063 options to purchase common stock at a per share average price of $7.95

3.    SUBSEQUENT EVENTS

REORGANIZATION

     The Company has filed a Registration Statement on Form S-1 to register shares of its Common Stock for issuance in a proposed public offering (the "Offerings"). In connection with the Offerings, the Company plans to undertake certain transactions pursuant to which (i) Mettler-Toledo Holding, Inc. will be merged with and into MT Investors (the "Merger"), with MT Investors being the surviving corporation,
(ii) as part of the Merger, MT Investors will convert each share of its existing Class A, Class B and Class C common stock, into 12.58392 shares of Common Stock and (iii) MT Investors will change its name to Mettler-Toledo International Inc. The foregoing transactions are referred to as the "Reorganization."

     The following table presents the Company's actual shareholders' equity at September 30, 1997 and pro forma shareholders' equity at such date after giving effect to the Reorganization. Concurrent with the Reorganization, the Company will increase its authorized shares of Common Stock to 125,000,000 shares.

                                                                                          Actual      Pro Forma
Shareholders' deficit:
    Common stock, $0.01 par value per share
      Class A non-voting, authorized 2,235,896 shares; issued 1,898,795 (excluding
          3,984 shares held in treasury)                                                 $       19       --
      Class B voting, authorized 1,000 shares; issued 1,000                                       1       --
      Class C non-voting, authorized 541,859 shares; issued 537,453 (excluding 1,139
          shares held in treasury)                                                                5
      Common Stock, authorized 125,000,000 shares; issued 30,670,134 (excluding
          64,467 shares held in treasury) on a pro forma basis                                   --        307
    Additional paid-in capital                                                              187,986     187,704
    Accumulated deficit                                                                    (195,617)   (195,617)
    Currency translation adjustment                                                         (28,655)    (28,655)
                                                                                         -----------  ----------
          Total shareholders' deficit                                                    $  (36,261)  $ (36,261)
                                                                                         ===========  ==========



Stock Option Plan

     In October 1997, the Company granted, under its stock option plan, 57,300 options to purchase the Company's Class A common stock at a price of $200 per share. After giving effect to the Reorganization, the total number of options granted in October 1997 is 721,059 at a per share average price of $15.89.

Preferred Stock

     In connection with the Offerings, the Board of Directors, without further shareholder authorization, will be authorized to issue up to 10 million shares of preferred stock, par value $0.01 per share (the "Preferred Stock") in one or more series and to determine and fix the rights, preferences and privileges of each series, including dividend rights and preferences over dividends on the Common Stock and one or more series of the Preferred Stock, conversion rights, voting rights (in addition to those provided by law), redemption rights and the terms of any sinking fund therefor, and rights upon liquidation, dissolution or winding up, including preferences over the Common Stock and one or more series of the Preferred Stock. Although the Company has no present plans to issue any shares of Preferred Stock following the consummation of the Offerings, the issuance of shares of Preferred Stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of the Company or an unsolicited acquisition proposal.



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

     Financial information is presented in accordance with United
States generally accepted accounting principles ("U.S. GAAP").
Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

     On May 29, 1997 the Company refinanced its previous credit facility and entered into the Company's current credit facility (the "Credit Agreement"). See "Liquidity and Capital Resources".

     On May 30, 1997, the Company purchased (the "Safeline Acquisition") the entire issued share capital of Safeline Limited ("Safeline"). The purchase price (the "Purchase Price") for the Safeline Acquisition, subject to post closing adjustment, was (Pound)61.0 million (approximately $100.0 million), plus up to an additional (Pound)6.0 million ($10.0 million) for a contingent earn-out payment. The Safeline Acquisition was effected pursuant to the terms of a Share Sale and Purchase Agreement (the "Purchase Agreement"), dated May 30, 1997, among the Company's subsidiaries Safeline Holding Company and Mettler-Toledo Inc. (a Canadian corporation), as purchasers, and Safeline Limited and each of the sellers named therein as sellers.

     Safeline, based in Manchester, U.K., is the world's leading supplier of metal detection systems for companies who produce and package goods in the food, pharmaceutical, cosmetics, chemicals and other industries.

     The source of funds for the Purchase Price was provided by amounts loaned under its Credit Agreement with the remaining amounts provided by (Pound)13.7 million ($22.4 million) in loan notes to be retained by the sellers. See "Liquidity and Capital Resources".

     In September 1997, the Company recorded a restructuring charge of approximately $3.3 million. The Company expects to recognize an additional restructuring charge of approximately $3.0 million during the fourth quarter ending December 31, 1997 for restructuring activities not initiated until October of this year. Both charges are in connection with the closure of three facilities in North America and are comprised primarily of severance and other related benefits and costs of exiting facilities, including lease termination costs and write-down of existing assets to their expected net realizable value. The Company expects these actions will be completed in 1998 and that the two owned facilities will be sold after that period. In connection with the closure of these facilities, the Company expects to involuntarily terminate approximately 70 employees. The Company is undertaking these actions as part of its efforts to reduce costs through reengineering. When complete, these actions will enable the Company to close certain operations and realize cost savings estimated at approximately $2.5 million on an annual basis. The Company also estimates that it will receive, after 1998, upon the sale of the two facilities which the Company owns proceeds in excess of $5.0 million. The Company believes that the fair market value of these facilities approximates their respective book values.


RESULTS OF OPERATIONS


     Net sales were $633.7 million for the nine months ended September 30, 1997 compared to $624.7 million for the corresponding period in the prior year, an increase of 1%. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in local currencies during the nine-month period increased 8% (6% absent the Safeline Acquisition).

     Net sales in local currencies during the nine months ended September 30, 1997 in Europe increased 2% versus the corresponding period in the prior year. Weak European economies adversely affected sales to industrial customers. Net sales in local currencies during the nine-month period in the Americas increased 8% principally due to improved market conditions for sales to industrial and food retailing customers. Net sales in local currencies in the nine-month period in Asia and other markets increased 31%, primarily as a result of the establishment of additional direct marketing and distribution in the region.

     Net sales were $215.9 million for the three months ended
September 30, 1997, compared to $200.9 million for the corresponding period in 1996, an increase of 7%. Results were adversely impacted by the strengthening of the U.S. dollar against other currencies. Net sales in local currencies during the three-month period increased 16% (10% absent the Safeline Acquisition).

     The operating results for Safeline (which were included in the Company's results from May 31, 1997) had the effect of increasing the Company's net sales by $15.7 million for the nine months ended September 30, 1997. Additionally, Safeline's oparating results had the effect of increasing the Company's Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) by $4.3 million for the same period. The Company recorded non-cash purchase accounting adjustments for purchased research and development ($30.0 million) and the sale of inventories revalued to fair value
($2.1 million) during such period. For the three-month period, Safeline contributed $11.9 million in net sales and $3.3 million in Adjusted Operating Income.

     Gross profit before non-recurring costs as a percentage of net sales increased to 43.7% for the nine months ended September 30, 1997, compared to 40.1% for the corresponding period in the prior year. Gross profit in the 1997 period includes the previously noted $2.1 million non-cash charge associated with the excess of the fair value over the historic value of inventory acquired in the Safeline Acquisition. Including this charge, the gross profit percentage for the nine-month period is 43.3%. The improved gross profit percentage reflects the benefits of reduced product costs arising from the Company's research and development efforts, ongoing productivity improvements, and the depreciation of the Swiss franc against the Company's other principal trading currencies.

     Gross profit as a percentage of net sales increased to 43.7% for the three months ended September 30, 1997, compared to 39.3% for the corresponding period in the prior year.

     Research and development expenses as a percentage of net sales decreased to 5.4% for the nine months ended September 30, 1997, compared to 6.1% for the corresponding period in the prior year; however, the local currency spending level remained relatively constant period to period.

     Research and development expenses as a percentage of net sales decreased to 5.6% for the three months ended September 30, 1997, compared to 6.4% for the corresponding period in the prior year.

     Selling, general and administrative expenses as a percentage of net sales increased to 29.9% for the nine months ended September 30, 1997, compared to 28.1% for the corresponding period in the prior year. This increase is primarily a result of establishing additional direct marketing and distribution in Asia.

     Selling, general and administrative expenses as a percentage of sales increased to 29.3% for the three months ended September 30, 1997, compared to 27.4% for the corresponding period in the prior year.

     Adjusted Operating Income was $52.6 million, or 8.3% of sales, for the nine months ended September 30, 1997 compared to $37.0 million, or 5.9% of sales, for the nine months ended September 30, 1996, an increase of 42%. The 1997 period excludes non-recurring costs of $2.1 million for the revaluation of inventories to fair value in connection with the Safeline Acquisition.

     Adjusted Operating Income was $19.1 million, or 8.8% of net sales, for the three-month period ended September 30, 1997, compared to $11.0 million, or 5.5% of net sales, for the three months ended September 30, 1996, an increase of 73%.

     As previously noted, in connection with the Safeline Acquisition, $30.0 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately following the Safeline Acquisition. The technological feasibility of the products being developed had not been established as of the date of the Safeline Acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years.

     Interest expense increased to $28.2 million for the nine months ended September 30, 1997, compared to $12.6 million for the corresponding period in the prior year. The increase was principally due to additional Acquisition related debt.

     Interest expense increased to $9.0 million for the three months ended September 30, 1997, compared to $4.2 million for the corresponding prior period. The higher interest expense is principally due to higher debt levels due to the Acquisition and the Safeline
Acquisition.

     Other charges, net of $7.3 million for the nine months ended September 30, 1997 compared to other income, net of $0.2 million for the corresponding period in the prior year. Such decrease is principally a result of a $3.3 million restructuring charge to consolidate three facilities in North America and the related involuntary terminations, as well as lower interest income and an increase in foreign currency losses.

     Other charges, net for the three months ended September 30, 1997 includes the $3.3 million charge previously discussed to consolidate three facilities in North America, while the corresponding period in 1996 included a $1.5 million charge in connection with the closure of the Westerville, Ohio plant.

     The provision for taxes is based upon the Company's projected annual effective tax rate for the related period before non-recurring acquisition and restructuring adjustments, such adjustments are then tax affected at the marginal tax rate in the period in which they occur. The increase in effective tax rate from September 30, 1996 to September 30, 1997 is due to additional non-tax deductible goodwill and the Company's estimated earning levels.

     The net loss before the extraordinary item of $27.0 million for the nine months ended September 30, 1997 compared to net earnings of $13.1 million for the corresponding period in the prior year. Excluding the previously noted non-recurring charges for purchased research and development, the revaluation of inventories to fair value and the restructuring of its North American operations, net earnings would have been $7.6 million for the nine months ended September 30, 1997. Such lower earnings in the 1997 period are principally the result of higher interest expense due to Acquisition related debt, which more than offset higher Adjusted Operating Income.

     The extraordinary item-debt extinguishment of $9.6 million represents a one-time charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility. See "Liquidity and Capital Resources".

     The net loss of $0.3 million for the three months ended September 30, 1997 compared to net earnings of $3.1 million for the corresponding period of the prior year. Excluding the restructuring charge for the consolidation of three facilities in North America, net earnings for the 1997 period would have been $3.0 million. Similar to the nine-month period, the lower earnings, even after adjusting for the restructuring charge, result principally from increased Adjusted Operating Income more than offset by a high interest expense burden due to acquisition related debt.


LIQUIDITY AND CAPITAL RESOURCES

     The Acquisition was financed principally through capital contributions of $190.0 million before related expenses from the Company, borrowings under the Credit Agreement of $307.0 million and the issuance 9 3/4% Senior Subordinated Notes due 2006 of $135.0 million. The Safeline Acquisition was financed by (Pound)47.3 million ($77.4 million at May 30, 1997) loaned under the Credit Agreement together with the issuance of (Pound)13.7 million ($22.4 million at May 30, 1997) of seller loan notes which mature May 30, 1999.

     Prior to the Acquisition, the Company's cash and other liquidity was used principally to fund capital expenditures, working capital requirements, debt service and dividends to Ciba. Following the Acquisition and the Safeline Acquisition, the annual interest expense associated with the borrowings under the Credit Agreement and the Notes, as well as scheduled principal payments of term loans under the Credit Agreement, have significantly increased the Company's liquidity requirements.

     The Credit Agreement provides for term loan borrowings in an aggregate principal amount of approximately $133.8 million, SFr 171.5 million and (Pound)26.7 million that are scheduled to mature in 2002 and 2004, a Canadian revolver with availability of CDN $26.3 million (approximately CDN $20.9 million of which has been drawn as of September 30, 1997) which is scheduled to mature in 2002, and a multi-currency revolving credit facility with availability of $151.0 million (approximately $26.7 million of which has been drawn as of September 30, 1997), which is scheduled to mature in 2002. The Company had borrowed $312.6 million under the Credit Agreement as of September 30, 1997. Under the Credit Agreement, amounts outstanding under the loans amortize in quarterly installments. In addition, the Credit Agreement obligates the Company to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants. The Credit Agreement is secured by certain assets of the Company.

     In connection with the Company's refinancing on May 29, 1997 of its previous credit facility, the Company recorded an extraordinary item-debt extinguishment of $9.6 million, representing a one-time charge for the write-off of capitalized debt issuance fees and related expenses associated with the previous credit facility.

     The Notes will mature in 2006. The Notes may be required to be purchased by the Company upon a Change of Control (as defined) and in certain circumstances with the proceeds of asset sales. The notes are subordinated to the indebtedness under the Credit Agreement. The Indenture governing the Notes imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens and engage in certain other activities. The Company has commenced a tender offer for all of the Notes, and all of the Notes have been irrevocably tendered. In connection with the tender offer, the Company has obtained the requisite consents to remove substantially all of the restrictive covenants and certain other provisions from the Indenture governing the Notes. The tender offer and consent solicitation are conditioned upon the Company's completion of the Offerings.

     Under the Credit Agreement and the Indenture, Mettler-Toledo, Inc. is prohibited from paying dividends to Mettler-Toledo Holding Inc., subject to certain limited exceptions. Mettler-Toledo, Inc's obligations under the Credit Agreement and Notes are guaranteed by Mettler-Toledo Holding Inc.

     At September 30, 1997 approximately $128.5 million of the borrowings under the Credit Agreement and all of the borrowings under the Notes were denominated in U.S. dollars. The balance of the borrowings under the Credit Agreement and under local working capital facilities were denominated in certain of the Company's other principal trading currencies. At September 30, 1997, the Company had $222.9 million of other long-term debt incurred by its various operating subsidiaries primarily denominated in various currencies. Changes in exchange rates between the currencies in which the Company generates cash flow and the currencies in which its borrowings are denominated will affect the Company's liquidity. See "Effect of Currency on Results of Operations."

     In connection with the Offerings, the Company intends to refinance the Credit Agreement by entering into the New Credit Agreement. The Company expects that it will have pro forma borrowings under the New Credit Agreement of $383.9 million (representing an increase of $71.3 million) as of September 30, 1997 and borrowings of $38.0 million under various other credit arrangements. Of the borrowings under the New Credit Agreement, $200.0 million will be term loans and the remainder will be outstanding under a revolving credit facility. The Company's revolving credit facility commitment will increase from $170.0 million to $420.0 million under the New Credit Agreement, and this commitment will include a $100.0 million acquisition facility. Increased borrowings under the New Credit Agreement and the net proceeds from the Offerings will be used, to repurchase the Notes and to pay related premiums and fees and expenses.

     The Company's cash provided by operating activities decreased from $57.9 million in the nine months ended September 30, 1996 to $30.3 million in the nine months ended September 30, 1997 The decline resulted principally from higher interest costs resulting from the Acquisition and the Safeline Acquisition.

     At September 30, 1997, consolidated debt, net of cash, was $452.4 million.

     The Company continues to explore potential acquisitions to expand its product portfolio and improve its distribution capabilities. In connection with any acquisition, the Company may incur additional indebtedness.

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


CAUTIONARY STATEMENT


     Statements in this discussion which are not historical facts may be considered forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including estimated cost savings to be realized from restructuring activities and estimated proceeds from and timing of facility sales. The words "believe," "expect," "anticipate" and similar expressions identify forward looking statements. Any forward looking statements involve risks and uncertainties that could cause actual events or results to differ, perhaps materially, from the events or results described in the forward looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. Risks associated with the Company's forward looking statements include, but are not limited to, risks associated with the Company's international operations, such as currency fluctuations, the risk of new and different legal and regulatory requirements, governmental approvals, tariffs and trade barriers; risks associated with competition and technological innovation by competitors; general economic conditions and conditions in industries that use the Company's products, especially the pharmaceutical and chemical industries, and risks associated with the Company's growth strategy, including investments in emerging markets. For a more detailed discussion of these factors, see the MT Investors Inc. registration statement on Form 10 for the year ended December 31, 1996.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable


                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has received a Notice of Proposed Adjustment from the Internal Revenue Service disallowing $20.4 million of intercompany interest deductions taken by the Company in its 1994 and 1995 tax returns when the Company was a subsidiary of Ciba. The Company is indemnified under the acquisition agreement with Ciba against any loss that may arise from the proposed adjustment. However, the Company believes that such deductions were properly made and intends to assist Ciba in contesting the proposed adjustment.

ITEM 2.  CHANGES IN SECURITIES

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   Not applicable

ITEM 5.  OTHER INFORMATION   Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)         Exhibits

                27.  Financial Data Schedule - attached


    (b)         Reports on Form 8-K - None


                               SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   MT Investors Inc.

Date: October 23, 1997          By:/s/ William P. Donnelly
                                      -----------------------
                                      William P. Donnelly
                                      Vice President, Chief
                                      Financial Officer and
                                      Treasurer