Form 10-K
period 1997-12-31
MT INVESTORS INC/
filed 1998-03-13
CIK 1037646

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

       ---------------------------------------------------------

                               FORM 10-K
(MARK ONE)
|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                  OR
|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM _______ TO _______
                     COMMISSION FILE NUMBER 0-22493

       ---------------------------------------------------------

                   METTLER-TOLEDO INTERNATIONAL INC.
        (Exact name of registrant as specified in its charter)

             DELAWARE                           13-3668641
  (State or other jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)                   No.)

           IM LANGACHER
          P.O. BOX MT-100
  CH 8606 GREIFENSEE, SWITZERLAND
  (Address of principal executive               (Zip Code)
             offices)

                          011-41-1-944-22-11
         (Registrant's telephone number, including area code)

       ---------------------------------------------------------

      Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each
                                               exchange
        Title of each class               on which registered
        -------------------               -------------------
      Common Stock, $.01 par                 New York Stock
               value                           Exchange

   Securities registered pursuant to Section 12(g) of the Act: NONE

       ---------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     As of March 5, 1998 there were 38,336,015 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the New York Stock Exchange on March 5, 1998) was approximately $738,502,073. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

                  DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                        PART OF FORM 10-K
      PROXY STATEMENT FOR 1998             INTO WHICH INCORPORATED
   ANNUAL MEETING OF STOCKHOLDERS                  PART III

       ---------------------------------------------------------

                   METTLER-TOLEDO INTERNATIONAL INC.
                      ANNUAL REPORT ON FORM 10-K
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                 PAGE
PART I

ITEM 1.
        BUSINESS....................................................1

ITEM 2.
        PROPERTIES.................................................13

ITEM 3. LEGAL
        PROCEEDINGS................................................14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS....................................................14

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS................................15

ITEM 6. SELECTED FINANCIAL
        DATA.......................................................17

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............19

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK.......................................................29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................29

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........30

ITEM 11. EXECUTIVE COMPENSATION.....................................31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.................................................32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............32

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K...................................................33

SIGNATURES..........................................................34


          The "Company" or "Mettler-Toledo" as used herein means Mettler-Toledo International Inc. and its subsidiaries.

          This Annual Report on Form 10-K contains forward-looking statements. These statements are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 99.1 hereto. Mettler-Toledo(R), Mettler(R), Ingold(R), Garvens(R), Ohaus(R), DigiTol(R) and Safeline(R) are registered trademarks of the Company and Brickstone(TM), Spider(TM), Mentor SC(TM), MultiRange(TM), TRUCKMATE(TM), Signature(TM) and Powerphase(TM) are trademarks of the Company.

                              PART I

ITEM 1. BUSINESS

GENERAL

          Mettler-Toledo is a leading global supplier of precision instruments. The Company is the world's largest manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. In addition, the Company holds one of the top three market positions in several related analytical instruments such as titrators, thermal analysis systems, pH meters, automatic lab reactors and electrodes. Through its recent acquisition (the "Safeline Acquisition") of Safeline Limited ("Safeline"), the Company is also the world's largest manufacturer and marketer of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries. The Company focuses on high value-added segments of its markets by providing innovative instruments, by integrating these instruments into application-specific solutions for customers, and by facilitating the processing of data gathered by its instruments and the transfer of this data to customers' management information systems. Mettler-Toledo services a worldwide customer base through its own sales and service organization and has a global manufacturing presence in Europe, the United States and Asia. The Company generated 1997 net sales of $878.4 million which were derived 45% in Europe, 42% in North and South America and 13% in Asia and other markets. For additional financial information by geographic segment, see Note 16 to the Consolidated Financial Statements included elsewhere in this Form 10-K (the "Consolidated Financial Statements").

          The Company believes that in 1997 the global market for the Company's products and services was approximately $6.0 billion. In the weighing instruments market, Mettler-Toledo is the only company to offer products for laboratory, industrial and food retailing applications throughout the world and believes that it holds a market share more than two times greater than that of its nearest competitor. The Company believes that in 1997 it had an approximate 40% market share of the global market for laboratory balances, including the largest market share in each of Europe, the United States and Asia (excluding Japan), and the number two position in Japan. In the industrial and food retailing market, the Company believes it has the largest market share in Europe and in the United States. In Asia, the Company has a substantial, rapidly growing industrial and food retailing business supported by its established manufacturing presence in China. The Company also holds one of the top three global market positions in several analytical instruments such as titrators, thermal analysis systems, electrodes, pH meters and automatic lab reactors. The Company recently enhanced its leading positions in precision instruments through the addition of Safeline's market leading metal detection products, which can be used in conjunction with the Company's checkweighing instruments for important quality and safety checks in the food processing, pharmaceutical, cosmetics, chemicals and other industries. The Company attributes its worldwide market leadership position to its brand recognition, its leadership in technological innovation, its comprehensive product range, its global sales and service organization, its large installed base of weighing instruments and the diversity of its revenue base.

HISTORY

          The Company traces its roots to the invention of the single-pan analytical balance by Dr. Erhard Mettler and the formation of Mettler Instruments AG ("Mettler") in 1945. During the 1970s and 1980s, Mettler expanded from laboratory balances into industrial and food retailing products, and it introduced the first fully electronic precision balance in 1973. The Toledo Scale Company ("Toledo Scale") was founded in 1901 and developed a leading market position in the industrial weighing market in the United States. During the 1970s, Toledo Scale expanded into the food retailing market. Following the 1989 acquisition of Toledo Scale by Mettler, the name of the Company was changed to Mettler-Toledo to reflect the combined strengths of the two companies and to capitalize on their historic reputations for quality and innovation. During the past 15 years, the Company has grown through other acquisitions that complemented the Company's existing geographic markets and products. In 1986, Mettler acquired the Ingold Group of companies, manufacturers of electrodes, and Garvens Kontrollwaagen AG, a maker of dynamic checkweighers. Toledo Scale acquired Hi-Speed Checkweigher Co., Inc. in 1981. In 1990, the Company acquired Ohaus Corporation, a manufacturer of laboratory balances.

          The  Company was  incorporated  in  December  1991,  and was recapitalized in connection with the October 15, 1996 acquisition of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba") in a transaction (the "Acquisition") sponsored by management and AEA Investors Inc. ("AEA Investors"). See Note 1 to the Consolidated Financial Statements included herein for further information with respect to the Acquisition. On May 30, 1997, the Company purchased Safeline, the world's leading supplier of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries.

          In November 1997, the Company completed its initial public offering of shares of its Common Stock (the "Offering") at a price per share equal to $14.00. The Offering, in which 7,666,667 shares (including the underwriters' over-allotment option) were sold, raised net proceeds, after underwriters' commission and expenses, of approximately $97.3 million. The net proceeds from the Offering, together with additional borrowings under the Company's Credit Agreement, were used to repurchase the Company's Senior Subordinated Notes and to pay related premiums and fees and expenses.

PRODUCTS

      Laboratory

          The Company manufactures and markets a complete range of laboratory balances, as well as other selected laboratory measurement instruments, such as titrators, thermal analysis systems, electrodes, pH meters and automatic lab reactors, for laboratory applications in research and development, quality assurance, production and education. Laboratory products accounted for approximately 38% of the Company's net sales in 1997 (including revenues from related after-sale service). The Company believes that it has an approximate 40% share of the global market for laboratory balances and is among the top three producers worldwide of titrators, thermal analysis systems, electrodes, pH meters and automatic lab reactors. The Company believes it has the leading market share for laboratory balances in each of Europe, the United States and Asia (excluding Japan) and the number two position in Japan.

          Balances. The balance is the most common piece of equipment in the laboratory. The Company believes that it sells the highest performance laboratory balances available on the market, with weighing ranges up to 32 kilograms and down to one ten-millionth of a gram. The Mettler-Toledo name is identified worldwide with accuracy, reliability and innovation. The Company's brand name is so well recognized that laboratory balances are often generically referred to as "Mettlers." This reputation, in management's judgment, constitutes one of the Company's principal competitive strengths.

          In order to cover a wide range of customer needs and price points, Mettler-Toledo markets precision balances, semimicrobalances, microbalances and ultramicrobalances in three principal product tiers offering different levels of functionality. High-end balances provide maximum automation of calibration, application support and additional functions. Mid-level balances provide a more limited but still extensive set of automated features and software applications, while basic level balances provide simple operations and a limited feature set. The Company also manufactures mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights. Due to the wide range of functions and features offered by the Company's products, prices vary significantly. A typical mid-range precision balance is priced at approximately $2,500 and a typical microbalance is priced at approximately $14,000.

          The Company regularly introduces new features and updated models in its lines of balances. For example, the Company's DeltaRange models permit weighing of light and heavy samples on the same balance without the need for difficult adjustments, a function particularly useful in dispensing and formula weighing. High-end balances are equipped with fully automatic calibration technology. These balances are carefully calibrated many times in controlled environments, with the results of the calibrations incorporated into built-in software, so that adjustments to ambient temperature and humidity can automatically be made at any time. The Company also offers universal interfaces that offer simultaneous connection of up to five peripheral devices. The customer can then interface one balance with, for example, a computer for further processing of weighing data, a printer for automatically printing results and a bar-code reader for sample identification.

          In addition to Mettler-Toledo branded products, the Company also manufactures and sells balances under the brand name "Ohaus." Ohaus branded products include mechanical balances and electronic balances for the educational market and other markets in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service.

          Titrators. Titrators measure the chemical composition of samples. The Company's high-end titrators are multi-tasking models, which can perform two determinations simultaneously. They permit high sample throughputs and have extensive expansion capability and flexibility in calculations, functions and parameters. Lower-range models permit common determinations to be stored in a database for frequent use. Titrators are used heavily in the food and beverage industry. A typical titrator is priced at approximately $12,000.

          Thermal Analysis Systems. Thermal analysis systems measure different properties, such as weight, dimension and energy flow, at varying temperatures. The Company's thermal analysis products include full computer integration and a significant amount of proprietary software. Thermal analysis systems are used primarily in the plastics and polymer industries. A typical thermal analysis system is priced at approximately $50,000.

          pH Meters. A pH meter measures acidity in a laboratory sample and is the second most widely used measurement instrument in the laboratory, after the balance. The Company manufactures desktop models and portable models. Desktop models are microprocessor-based instruments, offering a wide range of features and self-diagnostic functions. Portable models are waterproof, ultrasonically welded and ergonomically designed, and permit later downloading of data to a computer or printer using an interface kit and custom software. pH meters are used in a wide range of industries. A typical pH meter is priced at approximately $1,200.

          Automatic Lab Reactors and Reaction Calorimeters. Automatic lab reactors and reaction calorimeters are used to simulate an entire chemical manufacturing process in the laboratory before proceeding to production, in order to ensure the safety and feasibility of the process. The Company's products are fully computer-integrated, with a significant software component, and offer wide flexibility in the structuring of experimental processes. Automatic lab reactors and reaction calorimeters are typically used in the chemical and pharmaceutical industries. A typical lab reactor is priced at approximately $140,000.

          Electrodes. The Company manufactures electrodes for use in a variety of laboratory instruments and in-line process applications. Laboratory electrodes are consumable goods used in pH meters and titrators, which may be replaced many times during the life of the instrument. In-line process electrodes are used to monitor production processes, for example, in the beverage industry. A typical in-line process electrode is priced at approximately $160.

          Other Instruments. The Company sells density and refractometry instruments, which measure chemical concentrations in solutions. These instruments are sourced through a marketing joint venture with a third-party manufacturer, but are sold under the Mettler-Toledo brand name. In addition, the Company manufactures and sells moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture.

      Industrial and Food Retailing

          Weighing instruments are among the most broadly used measurement devices in industry and food retailing. The Company's industrial and food retailing weighing and related products include bench and floor scales for standard industrial applications, truck and railcar scales for heavy industrial applications, checkweighers (which determine the weight of goods in motion), metal detectors, dimensioning equipment and scales for use in food retailing establishments and specialized software systems for industrial and perishable goods management processes. Increasingly, many of the Company's industrial and food retailing products can integrate weighing data into process controls and information systems. The Company's industrial and food retailing products are also sold to original equipment manufacturers ("OEMs"), which incorporate the Company's products into larger process solutions and comprehensive food retailing checkout systems. At the same time, the Company's products themselves include significant software content and additional functions including networking, printing and labeling capabilities and the incorporation of other measuring technologies such as dimensioning. The Company works with customer segments to create specific solutions to their weighing needs. The Company has also recently worked closely with the leading manufacturer of postal meters to develop a new generation of postal metering systems.

          Industrial and food retailing products accounted for approximately 62% of the Company's net sales in 1997 (including revenues from related after-sale service). The Company believes that it has the largest market share in the industrial and food retailing market in each of Europe and in the United States. In Asia, the Company has a substantial, rapidly growing industrial and food retailing business supported by an established manufacturing presence in China. The Company believes that it is the only company with a true global presence across industrial and food retailing weighing applications.

          Standard Industrial Products. The Company offers a complete line of standard industrial scales, such as bench scales and floor scales, for weighing loads from a few grams to loads of several thousand kilograms in applications ranging from measuring materials in chemical production to weighing mail and packages. Product lines include the "Spider" range of scales, often used in receiving and shipping departments in counting applications; "TrimWeigh" scales, which determine whether an item falls within a specified weight range, and are used primarily in the food industry; "Mentor SC" scales, for counting parts; and precision scales for formulating and mixing ingredients. The Company's "MultiRange" products include standardized software which uses the weight data obtained to calculate other parameters, such as price or number of pieces. The modular design of these products facilitates the integration of the Company's weighing equipment into a computer system performing other functions, like inventory control or batch management. Prices vary significantly with the size and functions of the scale, generally ranging from $1,000 to $20,000.

          Heavy Industrial Products. The Company's primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter a factory or at a toll station). The Company's truck scales, such as the "DigiTol TRUCKMATE," generally have digital load cells, which offer significant advantages in serviceability over analog load cells. Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. The Company also offers advanced computer software that can be used with its heavy industrial scales to permit a broad range of applications. Truck scale prices generally range from $20,000 to $50,000.

          Dynamic Checkweighing. The Company offers solutions to checkweighing requirements in the food processing, pharmaceutical, chemicals and cosmetic industries, where accurate filling of packages is required, and in the transportation and package delivery industries, where tariffs are levied based on weight. Customizable software applications utilize the information generated by checkweighing hardware to find production flaws, packaging and labeling errors and nonuniform products, as well as to sort rejects and record the results. Mettler-Toledo checkweighing equipment can accurately determine weight in dynamic applications at speeds of up to several hundred units per minute. Checkweighers generally range in price from $8,000 to $40,000.

          Metal Detection Systems. Metal detection systems control the removal of product that is identified as contaminated by metal during the manufacturing process in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Metal detectors therefore provide manufacturers with vital protection against metal contamination arising from their own production processes or from use of contaminated raw materials. Metal detectors are most commonly utilized in conjunction with checkweighers as components of integrated packaging lines in the food processing, pharmaceutical and other industries. Prices for metal detection systems generally range from $5,000 to $20,000.

          Dimensioning Equipment. The Company recently introduced automated dimensioning equipment that is utilized in the shipping industry to measure package volumes. These products employ a patented Parallel Infrared Laser Array ("PILAR") technology and are integrated with industrial scales to combine volume-based and weight-based tariff calculations. Prices for integrated dimensioning/weighing systems range from $5,000 to $20,000.

          Food Retailing Products. Supermarkets, hypermarkets and other food retail establishments make use of multiple weighing applications for the handling of perishable goods from backroom to checkout counter. For example, perishable goods are weighed on arrival to determine payment to suppliers and some of these goods are repackaged, priced and labeled for sale to customers. Other goods are kept loose and selected by customers and either weighed at the produce or delicatessen counter or at the checkout counter.

          The Company offers stand-alone scales for basic counter weighing and pricing, price finding, and printing. In addition, the Company offers network scales and software, which can integrate backroom, counter, self-service and checkout functions, and can incorporate weighing data into a supermarket's overall perishable goods management system. Backroom products include dynamic weighing products, labeling and wrapping machines, perishable goods management and data processing systems. In some countries in Europe, the Company also sells slicing and mincing equipment. Prices for food retailing scales generally range from $800 to $5,000, but are often sold as part of comprehensive weighing solutions.

          Systems. The Company's systems business consists of software applications for drum filling in the food and chemical industries and batching systems in the glass industry. The software systems control or modify the manufacturing process.

CUSTOMERS AND DISTRIBUTION

          The Company's business is geographically diversified, with 1997 net sales derived 45% in Europe, 42% in North and South America and 13% in Asia and other markets. The Company's customer base is also diversified by industry and by individual customer. The Company's largest single customer accounted for no more than 2.6% of 1997 net sales.

      Laboratory

          Principal customers for laboratory products include chemical, pharmaceutical and cosmetics manufacturers; food and beverage makers; the metals, electronics, plastics, transportation, packaging, logistics and rubber industries; the jewelry and precious metals trade; educational institutions; and government standards labs. Balances and pH meters are the most widely used laboratory measurement instruments and are found in virtually every laboratory across a wide range of industries. Other products have more specialized uses.

          The Company's laboratory products are sold in more than 100 countries through a worldwide distribution network. The Company's extensive direct distribution network and its dealer support activities enable the Company to maintain a significant degree of control over the distribution of its products. In markets where there are strong laboratory distributors, such as the United States, the Company uses them as the primary marketing channel for lower- and mid-price point products. This strategy allows the Company to leverage the strength of both the Mettler-Toledo brand and the laboratory distributors' market position into sales of other laboratory measurement instruments. The Company provides its distributors with a significant amount of technical and sales support. High-end products are handled by the Company's own sales force. There has been recent consolidation among distributors in the United States market. While this consolidation could adversely affect the Company's U.S. distribution, the Company believes its leadership position in the market gives it a competitive advantage when dealing with its U.S. distributors. Asian distribution is primarily through distributors, while European distribution is primarily through direct sales. European and Asian distributors are generally fragmented on a country-by-country basis. The Company negotiated a transfer of the laboratory business in Japan from its former agent to a subsidiary of the Company effective January 1, 1997. In addition, the Company began to distribute laboratory products directly in certain other Asian countries.

          Ohaus branded products are generally positioned in alternative distribution channels to those of Mettler-Toledo branded products. In this way, the Company is able to fill a greater number of distribution channels and increase penetration of its existing markets. Since the acquisition of Ohaus in 1990, the Company has expanded the Ohaus brand beyond its historical U.S. focus. Ohaus branded products are sold exclusively through distributors.

      Industrial and Food Retailing

          Customers for Mettler-Toledo industrial products include chemical companies (e.g., formulating, filling and bagging applications), food companies (e.g., packaging and filling applications), electronics and metal processing companies (e.g., piece counting and logistical applications), pharmaceutical companies (e.g., formulating and filling applications), transportation companies (e.g., sorting, dimensioning and vehicle weighing applications) and auto body paint shops, which mix paint colors based on weight. The Company's products for these industries share weighing technology, and often minor modifications of existing products can make them useful for applications in a variety of industrial processes. The Company also sells to OEMs which integrate the Company's modules into larger process control applications, or comprehensive packaging lines. OEM applications often include software content and technical support, as the Company's modules must communicate with a wide variety of other process modules and data management functions. The Company's products are also purchased by engineering firms, systems integrators and vertical application software companies.

          Customers for metal detection systems are typically food processing, pharmaceutical, cosmetics and chemicals manufacturers who must ensure that their products are free from contamination by metal particles. Selling product that is contaminated by metal can have severe consequences for these companies, resulting in potential litigation and product recalls. Metal detection systems are most commonly utilized in conjunction with checkweighers as components of integrated packaging lines as important safety checks before food and other products are delivered to customers. Other applications of metal detection systems include pipeline detectors for dairy and other liquids, gravity fall systems for grains and sugar and throat detection systems for raw material monitoring.

          Customers for food retailing products include supermarkets, hypermarkets and smaller food retailing establishments. The North American and European markets include many large supermarket chains. In most of the Company's markets, food retailing continues to shift to supermarkets and hypermarkets from "mom and pop" grocery stores. While supermarkets and hypermarkets generally buy less equipment per customer, they tend to buy more advanced products that require more electronic and software content. In emerging markets, however, the highest growth is in basic scales. As with industrial products, the Company also sells food retailing products to OEMs for inclusion in more comprehensive checkout systems. For example, the Company's checkout scales are incorporated into scanner-scales, which can both weigh perishable goods and also read bar codes on other items. Scanner-scales are in turn integrated with cash registers to form a comprehensive checkout system.

          The Company's industrial products are sold in more than 100 countries and its food retailing products in 20 countries. In the industrial and food retailing market, the Company distributes directly to customers (including OEMs) and through distributors. In the United States, direct sales slightly exceed distribution sales. Distributors are highly fragmented in the U.S. In Europe, direct sales predominate, with distributors used in certain cases. As in its laboratory distribution, the Company provides significant support to its distributors.

SALES AND SERVICE

      Market Organizations

          The Company has over 30 geographically-focused market organizations ("MOs") around the world that are responsible for all aspects of the Company's sales and service. The MOs are local marketing and service organizations designed to maintain close relationships with the Company's customer base. Each MO has the flexibility to adapt its marketing and service efforts to account for different cultural and economic conditions. MOs also work closely with the Company's producing organizations (described below) by providing feedback on manufacturing and product development initiatives and relaying innovative product and application ideas.

          The Company has the only global sales and service organization among weighing instruments manufacturers. At December 31, 1997, this organization consisted of approximately 3,100 employees in sales, marketing and customer service (including related administration) and after-sales technical service. This field organization has the capability to provide service and support to the Company's customers and distributors in virtually all major markets across the globe. Sales managers and representatives interact across product lines and markets in order to serve customers that have a wide range of weighing needs, such as pharmaceutical companies that purchase both laboratory and industrial products. The Company classifies customers according to their potential for sales and the appropriate distribution channel is selected to service the customer as efficiently as possible. Larger accounts tend to have dedicated sales representatives. Other representatives are specialized by product line. Sales representatives call directly on end-users either alone or, in regions where sales are made through distributors, jointly with distributors. The Company utilizes a variety of advertising media, including trade journals, catalogs, exhibitions and trade shows. The Company also sponsors seminars, product demonstrations and customer training programs. An extensive database on markets helps the Company to gauge growth opportunities, target its message to appropriate customer groups and monitor competitive developments.

      After-Sales Service

          The Company employs service technicians who provide contract and repair services in all countries in which the Company's products are sold. Service (representing service contracts, repairs and replacement parts) accounted for approximately 16% of the Company's total net sales in 1997 (service revenue is included in the laboratory and industrial and food retailing sales percentages given above). Management believes that service is a key part of its product offering and helps significantly in generating repeat sales. Moreover, the Company believes that it has the largest installed base of weighing instruments in the world. The close relationships and frequent contact with its large customer base provide the Company with sales opportunities and innovative product and application ideas. A global service network also is an important factor in the ability to expand in emerging markets. Widespread adoption of quality laboratory and manufacturing standards and the privatization of weights and measures certification represent favorable trends for the Company's service business, as they tend to increase demand for on-site calibration services.

          The Company's service contracts provide for repair services within various guaranteed response times, depending on the level of service selected. Many contracts also include periodic calibration and testing. Contracts are generally one year in length, but may be longer. The Company's own employees directly provide all service on the Company's products. If the service contract also includes products of other manufacturers, the Company will generally perform calibration, testing and basic repairs directly, and contract out more significant repair work. As application software becomes more complex, the Company's service efforts increasingly include installation and customer training programs as well as product service.

          Warranties on Mettler-Toledo products are generally one year. Based on past experience, the Company believes its reserves for warranty claims are adequate.

RESEARCH AND DEVELOPMENT; MANUFACTURING

      Producing Organizations

          The Company is organized into a number of producing organizations ("POs"), which are specialized centers responsible for product development, research and manufacturing. At December 31, 1997, POs included approximately 4,000 employees worldwide, and consisted of product development teams whose members are from marketing, development, research, manufacturing, engineering and purchasing. POs also often seek customer input to ensure that the products developed are tailored to market needs. The Company has organized POs in order to reduce product development time, improve its customer focus, reduce costs and maintain technological leadership. The POs work together to share ideas and best practices. Some employees are in both MOs and POs. The Company is currently implementing a number of projects that it believes will result in increased productivity and lower costs. For example, the Company is restructuring the order and product delivery process in Europe to enable the Company to deliver many of its products to its customers directly from the manufacturing facility within several days, which minimizes the need to store products in decentralized warehouses. In addition, the Company is centralizing its European spare parts inventory management system.

      Research and Product Development

          The Company closely integrates research and development with marketing, manufacturing and product engineering. The Company has nearly 600 professionals in research and development and product engineering. The Company's principal product development activities involve applications improvements to provide enhanced customer solutions, systems integration and product cost reduction. However, the Company also actively conducts research in basic weighing technologies. As part of its research and development activities, the Company has frequent contact with university experts, industry professionals and the governmental agencies responsible for weights and measures, analytical instruments and metal detectors. In addition, the Company's in-house development is complemented by technology and product development alliances with customers and OEMs.

          The Company has been spending an increasing proportion of its research and development budget on software development. Software development for weighing applications includes application-specific software, as well as software utilized in sensor mechanisms, displays, and other common components, which can be leveraged across the Company's broad product lines.

          The Company spent $47.6 million on research and development in 1997, $50.0 million in 1996 and $54.5 million in 1995 (excluding research and development purchased in connection with the Acquisition and the Safeline Acquisition). Including costs associated with customer-specific engineering projects, which are included in cost of sales for financial reporting purposes, the Company spent approximately 5.7% of net sales on research and development in 1997.

      Manufacturing

          The Company's manufacturing strategy is to produce directly those components that require its specific technical competence, or for which dependable, high-quality suppliers cannot be found. The Company contracts out the manufacture of its other component requirements. Consequently, much of the Company's manufacturing capability consists of assembly of components sourced from others. The Company utilizes a wide range of suppliers and it believes its supply arrangements to be adequate. From time to time the Company relies on one supplier for all of its requirements of a particular component, but in such cases the Company believes adequate alternative sources would be available if necessary. Supply arrangements for electronics are generally made globally. For mechanical components, the Company generally uses local sources to optimize materials flow.

          The Company's manufacturing operations emphasize product quality. Most of its products require very strict tolerances and exact specifications. The Company utilizes an extensive quality control system that is integrated into each step of the manufacturing process. This integration permits field service technicians to trace important information about the manufacture of a particular unit, which facilitates repair efforts and permits fine-tuning of the manufacturing process. Many of the Company's measuring instruments are subjected to an extensive calibration process that allows the software in the unit to automatically adjust for the impact of temperature and humidity.

          The Company has seven manufacturing plants in the U.S., four in Switzerland, two in Germany, one in the U.K. and two in China, of which one is a joint venture in which the Company owns a 60% interest and the other, the Shanghai facility, was completed and commenced production of laboratory products at the end of 1996. Laboratory products are produced mainly in Switzerland and to a lesser extent in the United States and China, while industrial and food retailing products are produced in all five countries. The Company's metal detectors are produced in the U.K. The Company has manufacturing expertise in sensor technology, precision machining and electronics, as well as strength in software development. Furthermore, most of the Company's manufacturing facilities have achieved ISO 9001 certification. The Company believes its manufacturing capacity is sufficient to meet its present and currently anticipated needs.

      Backlog

          Manufacturing turnaround time is generally sufficiently short so as to permit the Company to manufacture to fill orders for most of its products, which helps to limit inventory costs. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months.

EMPLOYEES

          As of December 31, 1997, the Company had approximately 6,700 employees throughout the world, including more than 3,400 in Europe and more than 2,500 in North and South America, and more than 800 in Asia and other countries. Management believes that its relations with employees are good. The Company has not suffered any material employee work stoppage or strike in its worldwide operations during the last five years. Labor unions do not represent a meaningful number of the Company's employees

INTELLECTUAL PROPERTY

          The Company holds more than 1,100 patents and trademarks, primarily in the United States, Switzerland, Germany and Japan and, to a lesser extent, in China. The Company's products generally incorporate a wide variety of technological innovations, many of which are protected by patents and many of which are not. Moreover, products are generally not protected as a whole by individual patents. Accordingly, no one patent or group of related patents is material to the Company's business. The Company also has numerous trademarks and considers the Mettler-Toledo name and logo to be material to its business. The Company regularly protects against infringement of its intellectual property.

REGULATION

          The Company's products are subject to regulatory standards and approvals by weights and measures regulatory authorities in the countries in which it sells its products. Weights and measures regulation has been harmonized across the European Union. The Company's food processing and food retailing products are subject to regulation and approvals by relevant governmental agencies, such as the United States Food and Drug Administration. Products used in hazardous environments may also be subject to special requirements. All of the Company's electrical components are subject to electrical safety standards. The Company believes that it is in compliance in all material respects with applicable regulations.

ENVIRONMENTAL MATTERS

          The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The Company wholly or partly owns, leases or holds a direct or indirect equity interest in a number of properties and manufacturing facilities around the world, including the United States, Europe, Canada, Mexico, Brazil, Australia and China. The Company, like many of its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

          The Company is currently involved in, or has potential liability with respect to, the remediation of past contamination in certain of its presently and formerly owned and leased facilities in both the United States and abroad. In addition, certain of the Company's present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that such sites, as well as disposal sites owned by third parties to which the Company has sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although the Company believes that it is in substantial compliance with applicable environmental requirements and the Company to date has not incurred material expenditures in connection with environmental matters, it is possible that the Company could become subject to additional environmental liabilities in the future that could result in a material adverse effect on the Company's financial condition or results of operations.

          The Company is involved in litigation concerning remediation of hazardous substances at its operating facility in Landing, New Jersey. On or about July 1988, an affiliate of Ciba ("AGP") purchased 100% of the outstanding stock of Metramatic Corporation ("Metramatic"), a manufacturer of checkweighing equipment located in Landing, from GEI International Corporation ("GEI"). GEI agreed to indemnify and hold harmless AGP for certain pre-closing environmental conditions, including those resulting in cleanup responsibilities required by the New Jersey Department of Environmental Protection ("NJDEP") pursuant to the New Jersey Environmental Cleanup Responsibility Act ("ECRA"). ECRA is now the Industrial Site Recovery Act. Pursuant to a 1988 NJDEP administrative consent order naming GEI and Metramatic as respondents, GEI has spent approximately $2 million in the performance of certain investigatory and remedial work addressing groundwater contamination at the site. However, implementation of a final remedy has not yet been completed, and, therefore, future remedial costs are currently unknown. In 1992, GEI filed a suit against various parties including Hi-Speed Checkweigher Co., Inc., a wholly owned subsidiary of the Company that currently owns the facility, to recover certain costs incurred by GEI in connection with the site. Based on currently available information and the Company's rights of indemnification from GEI, the Company believes that its ultimate allocation of costs associated with the past and future investigation and remediation of this site will not have a material adverse effect on the Company's financial condition or results of operations.

          In addition, the Company is aware that Toledo Scale, the former owner of Toledo Scale or the Company has been named a potentially responsible party under CERCLA or analogous state statutes at the following third-party owned sites with respect to the alleged disposal at the sites by Toledo Scale during the period it was owned by such former owner: Granville Solvents Site, Granville, Ohio; Aqua-Tech Environmental, Inc. Site, Greer, South Carolina; Seaboard Chemical Company Site, Jamestown, North Carolina; and the Stickney and Tyler Landfills in Toledo, Ohio. The former owner has also been named in a lawsuit seeking contribution pursuant to CERCLA with respect to the Caldwell Trucking Site, New Jersey based on the alleged disposal at the site by Toledo Scale during the former owner's period of ownership. Pursuant to the terms of the stock purchase agreement between Mettler and the former owner of Toledo Scale, the former owner is obligated to indemnify Mettler for various environmental liabilities. To date, with respect to each of the foregoing sites, the former owner has undertaken or taken steps to undertake the defense and indemnification of Toledo Scale. Based on currently available information and the Company's contractual rights of indemnification, the Company believes that the costs associated with the investigation and remediation of these sites will not have a material adverse effect on the Company's financial condition or results of operations.

COMPETITION

          The markets in which the Company operates are highly competitive. Because of the fragmented nature of certain of the Company's weighing instruments markets, particularly the industrial and food retailing weighing instruments market, both geographically and by application, the Company competes with numerous regional or specialized competitors, many of which are well-established in their markets. Some competitors are less leveraged than the Company and/or are divisions of larger companies with potentially greater financial and other resources than the Company. Although the Company believes that it has certain competitive advantages over its competitors, realizing and maintaining these advantages will require continued investment by the Company in research and development, sales and marketing and customer service and support. The Company has, from time to time, experienced price pressures from competitors in certain product lines and geographic markets.

          In the United States, the Company believes that the principal competitive factors in its markets on which purchasing decisions are made are accuracy and durability, while in Europe accuracy and service are the most important factors. In emerging markets, where there is greater demand for less sophisticated products, price is a more important factor than in developed markets. Competition in the United States laboratory market is also influenced by the presence of large distributors through which the Company and its competitors sell many of their products.

YEAR 2000 COMPLIANCE

          Where necessary, the Company is in the process of modifying, upgrading, or replacing its computer software applications and internal information systems to accommodate the "year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the cost of its year 2000 compliance program will be material to its business, financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. If any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected.


ITEM 2. PROPERTIES

          The following table lists the Company's principal operating facilities, indicating the location, primary use and whether the facility is owned or leased.

LOCATION                          PRINCIPAL USE(FN1)    OWNED/LEASED
--------                          ------------------    ------------

Europe:
  Greifensee/Nanikon,            Production, Corporate     Owned
  Switzerland.................   Headquarters
  Uznach, Switzerland.........   Production                Owned
  Urdorf, Switzerland.........   Production                Owned
  Schwerzenbach, Switzerland..   Production                Leased
  Albstadt, Germany...........   Production                Owned
  Giesen, Germany.............   Production                Owned
  Giessen, Germany............   Sales and Service         Owned
  Steinbach, Germany..........   Sales and Service         Owned
  Viroflay, France............   Sales and Service         Owned
  Beersel, Belgium............   Sales and Service         Owned
  Tiel, Netherlands...........   Sales and Service         Owned
  Leicester, England..........   Sales and Service         Leased
  Manchester, England.........   Production, Sales         Leased
                                 and Service

Americas:
  Worthington, Ohio...........   Production                Owned
  Spartanburg, South Carolina.   Production                Owned
  Franksville, Wisconsin......   Production                Owned
  Ithaca, New York............   Production                Owned
  Wilmington, Massachusetts...   Production                Leased
  Florham Park, New Jersey....   Production                Leased
  Tampa, Florida..............   Production, Sales and     Leased
                                 Service
  Hightstown, New Jersey......   Sales and Service         Owned
  Burlington, Canada..........   Sales and Service         Owned
  Mexico City, Mexico.........   Sales and Service         Leased

Other:
  Shanghai, China.............   Production                Building Owned;
                                                             Land Leased
  Changzhou, China(FN2).......   Production                Building Owned;
                                                             Land Leased
  Melbourne, Australia.....      Sales and Service         Leased

-------------------
[FN]
(1)   The  Company   also   conducts   research   and   development
      activities   at   certain  of  the   listed   facilities   in
      Switzerland, Germany, the United States and, to a lesser extent, China.
(2) Held by a joint venture in which the Company owns a 60% interest.

      The Company believes its facilities are adequate for its current and reasonably anticipated future needs.

ITEM 3. LEGAL PROCEEDINGS

          The Company is subject to routine litigation incidental to its business. The Company is currently not involved in any legal proceeding that it believes could have a material adverse effect upon its financial condition or results of operations. See "Environmental Matters" under Part I, Item 1 for information concerning legal proceedings relating to certain environmental claims.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 15, 1997, the Company solicited written consents from the holders of its Class B common stock to amend its Restated Certificate of Incorporation (i) to change the corporate name of the Company from MT Investors Inc. to Mettler-Toledo International Inc. and (ii) to increase the authorized capital stock of the Company by an additional 168,977 shares of Class A common stock. The Company received written consents in favor of the amendment to its Restated Certificate of Incorporation from holders of 100% of the Class B common stock.

          On October 15, 1997, the Company solicited written consents from the holders of its Class B common stock to increase the number of shares of common stock reserved for the Company's Stock Option Plan and to approve an amended and restated stock option plan (the "1997 Amended and Restated Stock Option Plan") to provide certain key employees and/or directors of the company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company received written consents in favor of the amendment of the Stock Option Plan and the 1997 Amended and Restated Stock Option Plan from holders of 100% of the Class B common stock.

          On November 13, 1997, the Company solicited written consents from the holders of its Class B common stock to approve a merger agreement providing for (i) the merger of the Company's wholly owned subsidiary, Mettler-Toledo Holding Inc., with and into the Company with the Company surviving, (ii) the conversion of each share of the Company's existing Class A, Class B and Class C common stock into
12.58392 shares of the Company's Common Stock and (iii) the adoption of the Company's Amended and Restated Certificate of Incorporation and Amended By-laws (the "Reorganization"). The Company received written consents in favor of the merger from holders of 100% of the Class B common stock.


                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

          The Company's Common Stock, par value $.01 per share (the "Common Stock"), is listed on the New York Stock Exchange under the symbol "MTD." The following table sets forth the high and low sale prices for the Common Stock as reported by the New York Stock Exchange from November 19, 1997, the first day the Common Stock began trading on the New York Stock Exchange through December 31, 1997.

                                                  High          Low
                                                  ----          ---

    November 19, 1997 to December 31, 1997      $18-3/4       $14-3/4


HOLDERS

          At March 5, 1998 there were 867 holders of record of Common Stock and 38,336,015 shares of Common Stock outstanding.

DIVIDEND POLICY

          The Company has never paid any dividends on its common stock and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The current policy of the Company's Board of Directors is to retain earnings to finance the operations and expansion of the Company's business. In addition, the Company's Credit Agreement restricts the Registrant's ability to pay dividends to its shareholders. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors.

RECENT SALES OF SECURITIES

          1. On November 13, 1997, the Company's Registration Statement on Form S-1 (the "Registration Statement") was declared effective by the Securities and Exchange Commission (the "Commission"). The Registration Statement (Commission File Number 333-35597) covered 38,336,801 shares of the Company's Common Stock, with a proposed maximum aggregate offering amount of $613,388,816. On November 13, 1997, a public offering (the "Public Offering") of the Company's Common Stock was commenced, and in connection therewith, 7,666,667 shares of Common Stock (including the underwriters' over-allotment option) were sold to the public for an aggregate offering price of $107,333,338. The balance of the shares covered by the Registration Statement were issued to holders of the Company's Class A, Class B and Class C common stock upon conversion of such shares of Class A, Class B and Class C common stock into shares of Common Stock pursuant to a merger agreement between the Company and Mettler-Toledo Holding Inc.

          In connection with the Public Offering, the Company incurred the following expenses:


      Underwriting discounts and commissions     $7,283,334
      Other expenses (estimated)                 $2,776,518
                                                 ----------

           Total expenses                       $10,059,852

               No portion of the above expenses was paid to (i) directors or officers of the Company or to their associates; (ii) persons owning 10% of more of any class of equity securities of the issuer; or (iii) affiliates of the issuer. After deducting the foregoing expenses, the net proceeds to the Company from the Public Offering amounted to approximately $97,273,486. Such net proceeds were used, together with additional borrowings under the Company's bank credit agreement, to repay substantially all of the Company's then outstanding indebtedness. The managing underwriters of the Public Offering were Merrill Lynch & Co., BT Alex. Brown, Credit Suisse First Boston and Goldman, Sachs & Co., and their international affiliates.

          2. In April 1997, the Company issued 3,857 shares of common stock for an aggregate consideration of approximately $300,000. The shares were offered and sold to an executive officer of the Company in reliance on Rule 506 of Regulation D under the Securities Act. In connection with the Merger, these shares converted into shares of Common Stock.


ITEM 6. SELECTED FINANCIAL DATA

          The selected historical financial information set forth below at December 31, 1994, 1995, 1996 and 1997, for the years ended December 31, 1993, 1994 and 1995, for the period from January 1, 1996 to October 14, 1996, for the period from October 15, 1996 to December 31, 1996, and for the year ended December 31, 1997 is derived from the Company's financial statements, which were audited by KPMG Fides Peat, independent auditors. The financial information for all periods prior to October 15, 1996, the date of the Acquisition, is combined financial information of the Mettler-Toledo Group (the "Predecessor Business"). The combined historical data of the Predecessor Business and the consolidated historical data of the Company are not comparable in many respects due to the Acquisition and the Safeline Acquisition. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below and the consolidated financial statements and accompanying notes included herein. The financial information presented below was prepared in accordance with U.S. GAAP.

                                                                                            METTLER-TOLEDO
                                                PREDECESSOR BUSINESS                      INTERNATIONAL INC.
                                  -------------------------------------------------   ---------------------------

                                                                         JANUARY  1    OCTOBER 15
                                          YEAR ENDED DECEMBER 31,            to            to        Year Ended
                                  ----------------------------------     OCTOBER 14,   DECEMBER 31,  DECEMBER 31,
                                     1993         1994          1995        1996          1996         1997
                                     ----         ----          ----     -----------   ------------  ------------

                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS
 DATA:
Net sales .....................  $  728,958   $  769,136    $  850,415   $  662,221   $  186,912   $  878,415
Cost of sales .................     443,534      461,629       508,089      395,239      136,820(FNb) 493,480(FNd)
                                 ----------   ----------    ----------   ----------   ----------   ----------
Gross profit ..................     285,424      307,507       342,326      266,982       50,092      384,935
Research and development ......      46,438       47,994        54,542       40,244        9,805       47,551
Selling, general and
  administrative ..............     209,692      224,978       248,327      186,898       59,353      260,397
Amortization ..................       2,917        6,437         2,765        2,151        1,065        6,222
Purchased research and
  development .................          --           --            --           --      114,070(FNc)  29,959(FNe)
Interest expense ..............      15,239       13,307        18,219       13,868        8,738       35,924
Other charges (income),
  net(FNf) ....................      14,110       (7,716)       (9,331)      (1,332)      17,137       10,834
                                 ----------   ----------    ----------   ----------   ----------   ----------

Earnings (loss) before
  taxes, minority interest
   and extraordinary items ....      (2,972)      22,507        27,804       25,153     (160,076)      (5,952)
Provision for taxes ...........       3,041        8,676         8,782       10,055         (938)      17,489
Minority interest .............       1,140          347           768          637          (92)         468
                                 ----------   ----------    ----------   ----------   ----------   ----------
Earnings (loss) before
  extraordinary items .........      (7,153)      13,484        18,254       14,461     (159,046)     (23,909)
Extraordinary items
-- debt extinguishments .......          --           --            --           --           --      (41,197)(FNg)
                                 ----------   ----------    ----------   ----------   ----------   ----------
Net earnings (loss) ...........  $   (7,153)  $   13,484    $   18,254   $   14,461   $ (159,046)  $  (65,106)
                                 ==========   ==========    ==========   ==========   ==========   ==========
Basic and diluted loss
  per common share(FNh):
   Loss per common
    share before
     extraordinary items ......                                                       $    (5.18)  $    (0.76)
   Extraordinary items ........                                                               --        (1.30)
                                                                                      ----------   ----------
   Loss per common share ......                                                       $    (5.18)  $    (2.06)
                                                                                      ==========   ==========
   Weighted average number
     of common shares .........                                                       30,686,065   31,617,071

BALANCE SHEET DATA (AT
 END OF PERIOD)(FNa)
Cash and cash equivalents .....               $   63,802    $   41,402                $   60,696   $   23,566
Working capital ...............                  132,586       136,911                   103,697       79,163
Total assets ..................                  683,198       724,094                   771,888      749,313
Long-term third party debt ....                      862         3,621                   373,758      340,334
Net borrowing from
 Ciba and affiliates(FNi) .....                  177,651       203,157                        --           --
Other long-term
 liabilities(FNj) .............                   83,964        84,303                    96,810       91,011
Shareholders' equity(FNk) .....                  228,194       193,254                    12,426       25,399

-------------

(a)  Balance sheet information at December 31, 1993 is not available.

(b) In connection with the Acquisition, the Company allocated $32,194 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the period October 15, 1996 to December 31, 1996.

(c) In connection with the Acquisition, the Company allocated, based upon independent valuations, $114,070 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Acquisition.

(d)  In  connection  with  the  Safeline   Acquisition,   the  Company
     allocated, $2,054 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1997.

(e) In connection with the Safeline Acquisition, the Company allocated, based upon independent valuations, $29,959 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Safeline Acquisition.

(f) Other charges (income), net generally includes interest income, foreign currency transactions (gains) losses, (gains) losses from sales of assets and other charges (income). In 1993, the amount shown includes costs associated with the closure of a manufacturing facility in Cologne, Germany, the restructuring of certain manufacturing operations and an early retirement program in the United States. For the period January 1, 1996 to October 14, 1996, the amount shown includes employee severance and other exit costs associated with the closing of the Company's Westerville, Ohio facility. For the period October 15, 1996 to December 31, 1996, the amount shown includes employee severance benefits associated with the Company's general headcount reduction programs, in Europe and North America and the realignment of the analytical and precision balance business in Switzerland. For the period ended December 31, 1997, the amount shown includes a restructuring charge of $6,300 to close three facilities in North America. See Note 14 to the Consolidated Financial Statements included herein.

(g) Represents charges for the write-off of capitalized debt issuance fess and related expenses associated with the Company's previous credit facilities as well as the prepayment premium on the Senior Subordinated Notes and the write-off of the related capitalized debt issuance fees.

(h) Effective December 31, 1997, the Company adopted the Statement of Financial Accounting Standards Note 128, "Earnings per Share" ("SFAS 128"). Accordingly, basic and diluted loss per common share data for each period presented have been determined in accordance with the provisions of SFAS 128. Outstanding options to purchase shares of common stock were not included in the computation of diluted loss per common share for the periods ended December 31, 1996 and 1997, as the effect is antidilutive.

(i) Includes notes payable and long-term debt payable to Ciba and affiliates less amounts due from Ciba and affiliates.

(j) Consists primarily of obligations under various pension plans and plans that provide post-retirement medical benefits. See Note 12 to the Consolidated Financial Statements included herein.

(k) Shareholders' equity for the Predecessor Business consists of the combined net assets of the Mettler-Toledo Group.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements included herein.

GENERAL

          The financial statements for periods ended prior to October 15, 1996 reflect the combined operations of the Mettler-Toledo Group, while the financial statements for periods after October 15, 1996 reflect the consolidated operations of the Company after accounting for the Acquisition using the purchase method of accounting. See Note 1 to the Consolidated Financial Statements included herein. Operating results subsequent to the Acquisition and the Safeline Acquisition are not comparable in many respects to the operating results prior to the Acquisition and the Safeline Acquisition. Financial information is presented in accordance with generally accepted accounting principles in the United States of America.

          The Company operates a global business, with net sales that are diversified by geographic region, product range and customer. The Company believes that it has achieved its market leadership positions through its continued investment in product development, the maintenance and, in some instances, expansion, of its existing position in established markets and its pursuit of new markets. Net sales in local currency (adjusted for the exit in 1996 and 1995 from certain systems businesses) have increased in both the laboratory and industrial and food retailing product lines, increasing by 11% in 1997 and by 3% and 6% in 1996 and 1995, respectively. Net sales in U.S. dollars increased by 3% in 1997, as the strengthening of the U.S. dollar versus the Company's major trading currencies reduced U.S. dollar reported sales. Net sales in U.S. dollars were unchanged in 1996 and increased by 11% in 1995. The Company's growth in 1997 has benefited from recent investments to establish distribution and manufacturing infrastructure in certain emerging markets, particularly in Asia. Net sales in Asia and other emerging markets in local currency increased by 30% in 1997 over the prior year, despite weakening economic conditions in the region. The Company believes that its growth over the next several years will come primarily from (i) the needs of customers in developed markets to continue to automate their research and development and manufacturing processes, (ii) the needs of customers in emerging markets to continue modernizing these same processes through the use of increasingly sophisticated instruments, and (iii) the pursuit of the Company's acquisition strategy.

          During the periods presented, the Company increased its gross profit margins before non-recurring acquisition costs from 40.3% in 1995 to 44.1% in 1997 and increased its Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses) before amortization and non-recurring costs as a percentage of net sales from 4.6% in 1995 to 9.3% for 1997. These increases were achieved despite the Company's continued investments in product development and in its distribution and manufacturing infrastructure. The Company believes that a significant portion of these increases can be attributed to its strategy to reduce costs and reengineer its operations. This strategy has a number of key elements, such as ongoing efforts to direct more of its research and development activities to the reduction of product costs, to reengineer manufacturing, distribution, sales and administrative processes, and to consolidate operations and re-deploy resources to lower cost facilities. Examples of recent efforts to implement the different elements of this strategy include the introduction of several products in 1997 with significantly reduced manufacturing costs compared to their predecessors, the closure of the Westerville, Ohio manufacturing facility in 1996, completion of a targeted workforce reduction of approximately 170 personnel, planned closure of three North American facilities as described below and the opening of a new laboratory manufacturing facility in Shanghai, China in 1997 with significant production and research and development capabilities. The Company is currently implementing several additional reengineering and cost reduction projects, including the consolidation of worldwide precision balance manufacturing, the restructuring of its ordering process, product delivery and parts inventory management in Europe, the realignment of industrial product manufacturing in Europe and the consolidation of the Company's North American laboratory, industrial and food retailing businesses into a single marketing organization.

          On May 30, 1997, the Company acquired Safeline for (pound)61.0 million (approximately $100.0 million at May 30, 1997), plus up to an additional (pound)6.0 million (approximately $10.0 million at May 30, 1997) for a contingent earn-out payment. In October 1997, the Company made an additional payment, representing a post-closing adjustment, of (pound)1.9 million (approximately $3.1 million at October 3, 1997). Such amount has been accounted for as additional purchase price. Safeline, based in Manchester, U.K., is the world's largest manufacturer and marketer of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Safeline's metal detectors can also be used in conjunction with the Company's checkweighing products for important quality and safety checks in these industries. From 1992 to 1996, Safeline's sales increased at a compounded annual growth rate of approximately 30%, in part due to the introduction of new products such as the first digital electronic and Zero Metal-Free Zone metal detectors. Safeline had net sales and Adjusted Operating Income of $40.4 million and $9.9 million, respectively, for the year ended December 31, 1996. The Safeline Acquisition was financed by (pound)47.3 million (approximately $77.4 million at May 30, 1997) loaned under a credit agreement together with the issuance of (pound)13.7 million (approximately $22.4 million at May 30, 1997) of seller loan notes which mature May 30, 1999.

          In the third and fourth quarters of 1997, the Company recorded restructuring charges totaling approximately $6.3 million. These charges are in connection with the closure of three facilities in North America and are comprised primarily of severance and other related benefits and costs of exiting facilities, including lease termination costs and write-down of existing assets to their expected net realizable value. The Company expects these actions will be substantially completed in 1998 and that the two owned facilities will be sold after that period. In connection with the closure of these facilities, the Company expects to involuntarily terminate approximately 70 employees. The Company is undertaking these actions as part of its efforts to reduce costs through reengineering. When complete, these actions will enable the Company to close certain operations and realize cost savings estimated at approximately $2.5 million on an annual basis. The Company also estimates that it will receive, after 1998, upon the sale of the two facilities which the Company owns proceeds in excess of $5.0 million. The Company believes that the fair market value of these facilities approximates their respective book values.

          During the fourth quarter of 1997, the Company completed its initial public offering of 7,666,667 shares of Common Stock, including the underwriters' over-allotment option, (the "Offering") at a per share price equal to $14.00. The Offering raised net proceeds, after underwriters' commission and expenses, of approximately $97.3 million. In connection with the Offering, the Company effected a merger by and between it and its direct wholly owned subsidiary, Mettler-Toledo Holding Inc., whereby Mettler-Toledo Holding Inc. was merged with and into the Company (the "Merger"). In connection with the Merger, all classes of the Company's previous outstanding common stock were converted into 30,669,348 shares of a single class of Common Stock. Concurrently with the Offering, the Company entered into a bank credit agreement (the "Credit Agreement") borrowings from which, along with the proceeds from the Offering, were used to repay substantially all of the Company's then existing debt (collectively, the "Refinancing"). In connection with the Refinancing, the Company recorded an extraordinary charge of $31.6 million, net of tax, principally for prepayment premiums on certain debt repaid and for the write-off of existing deferred financing fees. The Company also incurred a non-recurring termination fee of $2.5 million in connection with the termination of its management consulting agreement with AEA Investors Inc. (the "Termination Fee").


RESULTS OF OPERATIONS

          The following table sets forth certain items from the consolidated statements of operations for the year ended December 31, 1995, for the period from January 1, 1996 to October 14, 1996, for the period from October 15, 1996 to December 31, 1996, pro forma for the year 1996 and actual for the year ended December 31, 1997. The pro forma 1996 information gives effect to the Acquisition, the Safeline Acquisition, the Offering and the Refinancing as if such transactions had occurred on January 1, 1996, and does not purport to represent the Company's actual results if such transactions had occurred on such date. The pro forma 1996 information reflects the historical results of operations of the Predecessor Business for the period from January 1, 1996 to October 14, 1996 and the historical results of operations of the Company for the period from October 15, 1996 to December 31, 1996, together with certain pro forma adjustments as described below. The consolidated statement of operations data for the year ended December 31, 1997 include Safeline results from May 31, 1997. The pro forma 1996 information includes Safeline's historical results of operations for all of 1996. The pro forma information is presented in order to facilitate management's discussion and analysis.


                             PREDECESSOR BUSINESS       METTLER-TOLEDO INTERNATIONAL INC.
                            -----------------------   ------------------------------------
                                                       FOR THE
                                          FOR THE      PERIOD
                                           PERIOD      OCT. 15,    PRO FORMA
                                           JAN. 1,      1996          1996      YEAR ENDED
                                YEAR        1996        TO DEC.    (FNa)(FNb)    DEC. 31,
                             ENDED DEC.  TO OCT.14,    31, 1996    (FNc)(FNd)     1997
                              31, 1995      1996      (FNb)(FNc)      (FNe)     (FNb)(FNc)
                            ----------   ----------   ----------   ----------   ----------

                                                 (DOLLARS IN THOUSANDS)

Net sales ...............   $  850,415   $  662,221   $  186,912   $  889,567   $  878,415
Cost of sales ...........      508,089      395,239      136,820      523,783      493,480
                            ----------   ----------   ----------   ----------   ----------
Gross profit ............      342,326      266,982       50,092      365,784      384,935
Research and development.       54,542       40,244        9,805       50,608       47,551
Selling, general and
 administrative .........      248,327      186,898       59,353      252,085      260,397
Amortization ............        2,765        2,151        1,065        6,526        6,222
Purchased research and
 development ............          --           --       114,070           --       29,959
Interest expense ........       18,219       13,868        8,738       30,007       35,924
Other charges (income),
 net(FNf) ...............       (9,331)      (1,332)      17,137       14,036       10,834
                            ----------   ----------   ----------   ----------   ----------
Earnings (loss) before
 taxes, minority
 interest and
 extraordinary items ....   $   27,804   $   25,153   $ (160,076)  $   12,522   $   (5,952)
                            ==========   ==========   ==========   ==========   ==========
Adjusted Operating
Income(FNg) .............   $   39,457   $   39,840   $   17,912   $   63,091   $   81,541
                            ==========   ==========   ==========   ==========   ==========
------------------

(a) In giving effect to the Acquisition, the Safeline Acquisition, the Offering and the Refinancing, the Pro Forma 1996 data includes certain adjustments to historical results to reflect:
     (i) an increase in interest expense resulting from acquisition-related borrowings, which expense has been partially offset by reduced borrowings following application of Offering proceeds and a lower effective interest rate following the Refinancing including the repayment of the Company's 9 3/4% Senior Subordinated Notes, (ii) an increase in amortization of goodwill and other intangible assets following the Acquisition and the Safeline Acquisition, and (iii) changes to the provision for taxes to reflect the Company's estimated effective income tax rate at a stated level of pro forma earnings before tax for the year ended December 31, 1996.

(b) In connection with the Acquisition and the Safeline Acquisition, the Company allocated $32,194 and $2,054, respectively, of the purchase prices to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories revalued in connection with the Acquisition were sold during the period October 15, 1996 to December 31, 1996, and substantially all such inventories revalued in connection with the Safeline Acquisition were sold in the second quarter of 1997. The expense related to inventory revalued in connection with the Acquisition has been excluded from the 1996 pro forma information.

(c) In conjunction with the Acquisition and the Safeline Acquisition, the Company allocated, based upon independent valuations, $114,070 and $29,959, respectively, of the purchase prices to purchased research and development in process. These amounts were expensed immediately following the Acquisition and the Safeline Acquisition, respectively. The amounts related to the Acquisition and have been excluded from the 1996 pro forma information.

(d) Certain one-time charges incurred during 1996 have not been excluded from the 1996 pro forma information. These charges consist of certain non-recurring items for (i) advisory fees associated with the reorganization of the Company's structure of approximately $4,800 and (ii) restructuring charges of approximately $12,600.

(e) Selling, general and administrative expense has been adjusted to eliminate the AEA Investors annual management fee of $1,000, payment of which was discontinued upon consummation of the Offering.

(f) Other charges (income), net generally includes interest income, foreign currency transactions (gains) losses, (gains) losses from sales of assets and other charges (income). For the period January 1, 1996 to October 14, 1996 the amount shown includes employee severance and other exit costs associated with the closing of its Westerville, Ohio facility. For the period October 15, 1996 to December 31, 1996 the amount shown includes employee severance benefits associated with the Company's general headcount reduction programs in Europe and North America, and the realignment of the analytical and precision balance business in Switzerland. For the year ended December 31, 1997 the amount shown includes a restructuring charge of $6,300 to close three facilities in North America. See Note 14 to the Consolidated Financial Statements included herein.

(g) Adjusted Operating Income is operating income (gross profit less research and development and selling, general and administrative expenses) before amortization and non-recurring costs. Non-recurring costs which have been excluded are those costs associated with selling inventories revalued to fair value in connection with the Acquisition and the Safeline Acquisition, fees associated with the termination of the Company's management consulting agreement with AEA Investors at the time of the Offering of $2,500 in 1997 and advisory fees associated with the reorganization of the Company's structure of approximately $4,800 in 1996.

    Year Ended December 31, 1997 Compared to Pro Forma Year Ended
    December 31, 1996

          Net sales were $878.4 million for 1997, compared to pro forma 1996 net sales of $889.6 million. As previously described, pro forma 1996 includes a full year of Safeline's operating results, while 1997 only includes the operating results of Safeline from May 31, 1997. Net sales in local currencies during the year increased 11% (excluding Safeline results from pro forma 1996) and 7% (excluding Safeline results from both pro forma 1996 and actual 1997).

          Net sales in local currencies in 1997 in Europe increased 6% as compared to net sales in local currencies in pro forma 1996 (excluding Safeline results from pro forma 1996). Net sales in local currencies during 1997 in the Americas increased 11%, principally due to improved market conditions for sales to industrial and food retailing customers. Net sales in local currencies in 1997 in Asia and other markets increased 30%, primarily as a result of the establishment of additional direct marketing and distribution in the region. During the six months ended December 31, 1997, sales trends in Europe were more favorable compared to sales trends in the first two quarters of 1997. Overall, the Company's business in Asia and other markets has remained solid. However, growth in net sales in Southeast Asia and Korea (which collectively represent approximately 3% of the Company's total net sales for 1997) has slowed, and the Company anticipates that overall net sales growth in Asia will slow in 1998 and margins will be reduced. The Company believes Asia and other emerging markets will continue to provide opportunities for growth in the long-term based upon the movement toward international quality standards, the need to upgrade mechanical scales to electronic versions and the establishment of local production facilities by the Company's multinational client base.

          The operating results for Safeline (which as previously noted were included in the Company's results from May 31, 1997) had the effect of increasing the Company's net sales by $28.5 million for 1997. Additionally, Safeline's operating results had the effect of increasing the Company's Adjusted Operating Income by $7.1 million for the same period. The Company recorded non-cash purchase accounting adjustments for purchased research and development ($30.0 million) and the sale of inventories revalued to fair value ($2.1 million) during such period.

          Gross profit before non-recurring acquisition costs as a percentage of net sales increased to 44.1% for 1997, compared to 41.1% for pro forma 1996. Gross profit in 1997 includes the previously noted $2.1 million non-cash charge associated with the excess of the fair value over the historic value of inventory acquired in the Safeline Acquisition. The improved gross profit percentage reflects the benefits of reduced product costs arising from the Company's research and development efforts, ongoing productivity improvements and the depreciation of the Swiss franc against the Company's other principal trading currencies.

          Research and development expenses as a percentage of net sales decreased to 5.4% for 1997, compared to 5.7% for pro forma 1996; however, the local currency spending level remained relatively constant period to period.

          Selling, general and administrative expenses as a percentage of net sales increased to 29.6% for 1997, compared to 28.3% for pro forma 1996. This increase is primarily a result of establishing additional direct marketing and distribution in Asia.

          Adjusted Operating Income was $81.5 million, or 9.3% of net sales in 1997 compared to $63.1 million, or 7.1% of net sales in pro forma 1996, an increase of 29.2% (40.0% excluding Safeline results from both pro forma 1996 and actual 1997). The 1997 period excludes non-recurring costs of $2.1 million for the revaluation of inventories to fair value in connection with the Safeline Acquisition and $2.5 million for the Termination Fee.

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

          Interest expense was $35.9 million for 1997, compared to $30.0 million for pro forma 1996. The difference is principally due to the fact that the pro forma 1996 information reflects a full year of the benefits of reduced borrowing costs in connection with the Company's Offering and Refinancing which occurred in November 1997.

          Other charges, net of $10.8 million for 1997 includes restructuring related charges of approximately $6.3 million and other charges of approximately $3.5 million relating to (i) certain financial derivative financial instruments acquired in 1996 and closed in 1997 and (ii) foreign currency exchange losses resulting from certain unhedged bank debt denominated in foreign currencies (such derivative financial instruments and such unhedged bank debt are no longer held pursuant to current Company policy). The decrease compared to other charges, net of $14.0 million for pro forma 1996 is principally a result of lower restructuring related charges in 1997 compared to pro forma 1996 ($6.3 million versus $12.6 million).

          The significant increase in the Company's effective tax rate in 1997 was primarily attributable to the nondeductibility of goodwill and purchased research and development charges incurred in connection with the Safeline Acquisition.

          Net earnings before  non-recurring  items were $19.1 million in 1997. Such non-recurring items in 1997 include the previously mentioned charges for purchased research and development, the revaluation of inventories to fair value, the Termination Fee, the restructuring of North American operations and losses relating to derivative financial instruments and unhedged bank debt denominated in foreign currencies. Including these charges of $43.0 million after taxes, the net loss before extraordinary items was $23.9 million for 1997 compared to net earnings of $5.0 million for pro forma 1996.

          The extraordinary loss of $41.2 million in 1997 represents charges for the early repayment premium on the senior subordinated notes and the write-off of capitalized debt issuance fees associated with the senior subordinated notes and previous credit facilities. See "Liquidity and Capital Resources" under Part II, Item 7.

      For the Period from January 1, 1996 to October 14, 1996, the Period From October 15, 1996 to December 31, 1996 and Pro
      Forma 1996 Compared to Year Ended December 31, 1995

          Net sales for the period from January 1, 1996 to October 14, 1996 and for the period from October 15, 1996 to December 31, 1996 were $662.2 million and $186.9 million, respectively. Pro forma 1996 net sales were $889.6 million, or $849.1 million excluding Safeline results, compared to actual net sales of $850.4 million in 1995. Net sales (pro forma excluding Safeline) in local currency increased 3%, excluding the impact of reductions of the systems business, but were offset by a strengthening of the U.S. dollar, the Company's reporting currency, relative to the local currencies of the Company's operations. The flat sales (pro forma excluding Safeline) in 1996 compared to actual 1995 resulted from slightly lower sales from products in the industrial and food retailing markets, offset by strong performance by the product lines in the laboratory market. The growth in the laboratory market was across substantially all product lines and geographical regions as sales in local currency (excluding Safeline) increased 7% compared to the previous year. In particular, new product introductions in titration, thermal and reaction calorimetry as well as new Ohaus products for the education, laboratory and light industrial market helped to increase laboratory market sales. The slight decline in industrial and food retailing sales resulted from overall weakness in the European market where the Company has been able to retain its market share. This market weakness has persisted in early 1997.

          Net sales (pro forma excluding Safeline) in Europe in local currency decreased 2% in 1996 compared to actual 1995 due to a weaker second half of the year in 1996 in all major markets, and especially in key countries such as Germany, France and the United Kingdom. Net sales (pro forma excluding Safeline) in the Americas in local currency increased by 5% over actual 1995 due to growth in the United States and Latin America and double digit expansion in laboratory measurement instruments other than balances and in related service. Net sales (pro forma excluding Safeline) in Asia and other markets in local currency increased by 8% over actual 1995, primarily as a result of significantly increased sales in the Shanghai operation and strong sales in Japan and Australia.

          Gross profit for the period from January 1, 1996 to October 14, 1996 and for the period from October 15, 1996 to December 31, 1996 was $267.0 million and $50.1 million, respectively. Pro forma 1996 gross profit was $365.8 million or $349.3 million (excluding Safeline results). This compares to $342.3 million in actual 1995. Pro forma gross profit as a percentage of sales increased to 41.1% in 1996 from 40.3% in actual 1995. The increased gross profit margin resulted principally from operational improvements and the depreciation of the Swiss franc against the Company's other principal trading currencies. See "Effect of Currency on Results of Operations" below.

          Selling, general and administrative expenses and research and development expenses for the period from January 1, 1996 to October 14, 1996 and for the period from October 15, 1996 to December 31, 1996 were $227.1 million and $69.2 million, respectively. Pro forma 1996 selling, general and administrative and research and development expenses totaled $302.7 million or $296.1 million excluding Safeline. This compares to $302.9 million in actual 1995. Pro forma selling, general and administrative expenses and research and development expenses as a percentage of net sales decreased to an aggregate of 34.0% in 1996 from 35.6% in actual 1995. The cost decreases resulted primarily from the currency effect of the depreciation of the Swiss franc against the Company's other major trading currencies and the Company's cost control efforts. These cost decreases were partially offset by non-recurring legal and advisory fees of $4.8 million.

          In connection with the Acquisition, the Company allocated, based upon independent valuations, $114.1 million of the purchase price to purchased research and development in process. Such amount was expensed immediately following the Acquisition.

          Interest expense for the period from January 1, 1996 to October 14, 1996 and for the period from October 15, 1996 to December 31, 1996 was $13.9 million and $8.7 million, respectively. Pro forma interest expense increased to $30.0 million in 1996 from $18.2 million in actual 1995, principally due to a higher debt level as a result of the Acquisition and the Safeline Acquisition. Interest expense since the Acquisition and the Safeline Acquisition is materially different. See "Liquidity and Capital Resources" below.

          Other income, net for the period January 1, 1996 to October 14, 1996 of $1.3 million includes interest income of $3.4 million and severance and other exit costs of $1.9 million associated with the closing of its Westerville, Ohio facility. Other charges, net for the period October 15, 1996 to December 31, 1996 of $17.1 million principally represent (i) losses on foreign currency transactions of $8.3 million of which $5.7 million were incurred in connection with the Acquisition, (ii) employee severance benefits associated with the Company's general headcount reduction programs in Europe and North America of $4.6 million which were announced during such period, and
(iii) the realignment of the analytical and precision balance business in Switzerland of $6.2 million which was internally announced in December 1996. In connection with such programs the Company reduced its workforce by approximately 170 employees in 1996 and intends to further reduce its workforce by approximately 70 employees in 1997. The Company anticipates that as a result of the foregoing it will achieve cost savings in the range of $8.3 million. Such cost savings consist primarily of lower employee salary and benefit costs and fixed manufacturing costs. In addition, at the time of the Acquisition, the Company estimated it would incur additional selling, general and administrative expenses of $1.3 million annually as a result of the Acquisition.

          Earnings before taxes and minority interest for the period from January 1, 1996 to October 14, 1996 were $25.2 million. Loss before taxes and minority interest for the period from October 15, 1996 to December 31, 1996 was $160.1 million. This loss includes non-recurring costs of $114.1 million for the allocation of purchase price to in-process research and development projects, $32.2 million for the revaluation of inventories to fair value, $9.9 million of other charges (an additional $1.9 million of other charges was incurred by the Predecessor Business in 1996) and $4.8 million for non-recurring legal and advisory fees. Pro forma earnings before taxes and minority interest would have been $12.5 million in 1996. Pro Forma Adjusted Operating Income would have been $67.9 million in 1996, or $58.0 million (excluding Safeline), compared to $39.5 million in actual 1995.

          Net earnings for the period from January 1, 1996 to October 14, 1996 were $14.5 million. The net loss for the period from October 15, 1996 to December 31, 1996 was $159.0 million. Pro forma net earnings of $5.0 million in 1996 compared to net earnings of $18.3 million in actual 1995.

LIQUIDITY AND CAPITAL RESOURCES

          In November 1997, the Company refinanced its previous credit agreement and purchased all of its 9 3/4% Senior Subordinated Notes due 2006 (the "Notes") pursuant to a tender offer with proceeds from the Offering and additional borrowings under the Credit Agreement. The Notes were originally issued in October 1996 at the time of the Acquisition.

          The Credit Agreement provides for term loan borrowings in aggregate principal amounts of $101.6 million, SFr 85.5 million (approximately $59.0 million at December 31, 1997) and (pound)21.7 million (approximately $36.2 million at December 31, 1997) that are scheduled to mature in 2004, a Canadian revolver with availability of CDN $26.3 million (approximately CDN $19.0 million of which was drawn as of December 31, 1997) which is scheduled to mature in 2004, and a multi-currency revolving credit facility with availability of $400.0 million (approximately $220.0 million was available at December 31,
1997) which is also scheduled to mature in 2004. The Company had borrowings of $357.6 million under the Credit Agreement and $39.2 million under various other arrangements as of December 31, 1997. Under the Credit Agreement, amounts outstanding under the term loans amortize in quarterly installments. In addition, the Credit Agreement obligates the Company to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants. The Credit Agreement is secured by certain assets of the Company. The Credit Agreement imposes certain restrictions on the Company's ability to pay dividends to its shareholders.

          In connection with the Refinancing, the Company recorded an extraordinary charge amounting to $31.6 million, principally for prepayment premiums on its Notes and the write-off of capitalized debt issuance fees. In addition, with the May 29, 1997 refinancing of its previous credit facility, the Company recorded an extraordinary charge of $9.6 million, representing a charge for the write-off of capitalized debt issuance fees and related expenses associated with the previous credit facility.

          At December 31, 1997, approximately $102.0 million of the borrowings under the Credit Agreement were denominated in U.S. dollars. The balance of the borrowings under the Credit Agreement and under local working capital facilities were also denominated in certain of the Company's other principal trading currencies amounting to approximately $295.0 million at December 31, 1997. Changes in exchange rates between the currencies in which the Company generates cash flow and the currencies in which its borrowings are denominated will affect the Company's liquidity. In addition, because the Company borrows in a variety of currencies, its debt balances will fluctuate due to changes in exchange rates. See "Effect of Currency on Results of Operations" below.

          The Acquisition was financed principally through capital contributions of $190.0 million before related expenses from the Company, borrowings under a previous credit agreement of $307.0 million and $135.0 million from the issuance of the Notes. The Safeline Acquisition was financed by (pound)47.3 million ($77.4 million at May 30, 1997) loaned under the Company's previous credit agreement together with the issuance of (pound)13.7 million ($22.4 million at May 30, 1997) of seller loan notes which mature May 30, 1999.

          Prior to the Acquisition, the Company's cash and other liquidity was used principally to fund capital expenditures, working capital requirements, debt service and dividends to Ciba. Following the Acquisition and the Safeline Acquisition, the annual interest expense associated with increased borrowings, as well as scheduled principal payments of term loans under the Credit Agreement, have significantly increased the Company's liquidity requirements.

          The Company's capital expenditures totaled $25.9 million in 1995, $29.4 million in pro forma 1996 and $22.3 million in actual 1997. Capital expenditures are primarily for machinery, equipment and the purchase and expansion of facilities, including the purchase of land for, and construction of, the Company's Shanghai manufacturing facility. Capital expenditures for 1998 are expected to increase over 1997 levels, but should remain consistent with earlier periods. In connection with the transfer of the Japanese laboratory business from a former agent to a subsidiary of the Company, the Company agreed to make total payments of approximately SFr 8.0 million of which only approximately SFr 1.0 million remains to be paid.

          The Company's cash provided by operating activities was $55.6 million in 1997 as compared to $62.5 million for the period January 1, 1996 to October 14, 1996 and $9.6 million for the period October 15, 1996 to December 31, 1996. The 1997 results include higher interest costs resulting from the Acquisition and the Safeline Acquisition.

          At December 31, 1997, consolidated debt, net of cash, was $373.2 million.

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

      Effect of Currency on Results of Operations

          The Company's operations are conducted by subsidiaries in many countries, and the results of operations and the financial position of each of those subsidiaries are reported in the relevant foreign currency and then translated into U.S. dollars at the applicable foreign exchange rate for inclusion in the Company's consolidated financial statements. Accordingly, the results of operations of such subsidiaries as reported in U.S. dollars can vary as a result of changes in currency exchange rates. Specifically, a strengthening of the U.S. dollar versus other currencies reduces net sales and earnings as translated into U.S. dollars, whereas a weakening of the U.S. dollar has the opposite effect.

          Swiss franc-denominated costs represent a much greater percentage of the Company's total expenses than Swiss franc-denominated sales represent of total sales. In general, an appreciation of the Swiss franc versus the Company's other major trading currencies, especially the principal European currencies, has a negative impact on the Company's results of operations and a depreciation of the Swiss franc versus the Company's other major trading currencies, especially the principal European currencies has a positive impact on the Company's results of operations. The effect of these changes generally offsets in part the translation effect on earnings before interest and taxes of changes in exchange rates between the U.S. dollar and other currencies described in the preceding paragraph.

      Taxes

          The Company is subject to taxation in many jurisdictions throughout the world. The Company's effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which the Company transfers funds between jurisdictions and income is repatriated, and future changes in law. Generally, the tax liability for each legal entity is determined either (i) on a non-consolidated/combined basis or (ii) on a consolidated/combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated/combined affiliated entities. As a result, the Company may pay income taxes to certain jurisdictions even though the Company on an overall basis incurs a net loss for the period.

      Environmental Matters

          The Company is subject to various environmental laws and regulations in the jurisdictions in which it operates. The Company, like many of its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad. The Company does not currently anticipate any material capital expenditures for environmental control technology. Some risk of environmental liability is inherent in the Company's business, and there can be no assurance that material environmental costs will not arise in the future. However, the Company does not anticipate any material adverse effect on its results of operations or financial condition as a result of future costs of environmental compliance.

      Inflation

          Inflation can affect the costs of goods and services used by the Company. The competitive environment in which the Company operates limits somewhat the Company's ability to recover higher costs through increased selling prices. Moreover, there may be differences in inflation rates between countries in which the Company incurs the major portion of its costs and other countries in which the Company sells its products, which may limit the Company's ability to recover increased costs, if not offset by future increase of selling prices. The Company's growth strategy includes expansion in China, Latin America and Eastern Europe, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on the Company's operating results. However, as the Company's presence in China, Latin America and Eastern Europe increases, these inflationary conditions could have a greater impact on the Company's operating results.

      Seasonality

          The Company's business has historically experienced a slight amount of seasonal variation, with sales in the first fiscal quarter slightly lower than, and sales in the fourth fiscal quarter slightly higher than, sales in the second and third fiscal quarters. This trend has a somewhat greater effect on income from operations than on net sales due to the effect of fixed costs.

      Financial Instruments with Off-Balance Sheet Risks

          Prior to 1997, the Company entered into currency forward and option contracts primarily as a hedge against anticipated foreign currency exposures and not for speculative purposes. Such contracts, which are types of financial derivatives, limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting unrealized gains and losses being recognized in financial income or expense, as appropriate. At December 31, 1997, all remaining derivative instruments met the requirements of hedge accounting.

          During 1997, the Company has entered into certain interest rate swap and cap agreements. See Note 5 to the Consolidated Financial Statements included herein.

      New Accounting Standards

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 becomes effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparison purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect of the adoption of SFAS 130.

          Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS
131"), "Disclosures about Segments of an Enterprise and Related Information." This Statement will change the way public companies report information about segments of their business in annual financial statements and requires them to report selected financial information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. Management has not determined the effect of the adoption of SFAS 131.

      Forward-Looking Statements and Associated Risks

          This Annual Report on Form 10-K includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, planned product introductions, research and development expenditures, potential future growth, including potential penetration of developed markets and potential growth opportunities in emerging markets, potential future acquisitions, potential cost savings from planned employee reductions and restructuring programs, estimated proceeds from and timing of asset sales, planned operational changes and research and development efforts, strategic plans and future cash sources and requirements. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to a number of risks and uncertainties, including the risk of substantial indebtedness on operations and liquidity, risks associated with currency fluctuations, risks associated with international operations, highly competitive markets and technological developments, risks relating to downturns or consolidation affecting the Company's customers, risks relating to future acquisitions, risks associated with reliance on key management, uncertainties associated with environmental matters, risks relating to restrictions on payment of dividends and risks relating to certain anti-takeover provisions, which could cause actual results to differ materially from historical results or those anticipated. For a discussion of these risks and uncertainties, see Exhibit 99.1, Factors Affecting Future Operating Results, included as part of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements required by this item are set forth on pages F-1 through F-29 and the related financial schedule is set forth on page S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not Applicable.


                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of the Registrant are set forth below. All directors hold office until the annual meeting of shareholders following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion thereof.

NAME                              AGE POSITION
----                              --- --------
Philip Caldwell................   78  Chairman of the Board of Directors
Robert F. Spoerry..............   42  President, Chief Executive Officer
                                       and Director
William P. Donnelly............   36  Vice President, Chief Financial
                                       Officer, and Assistant Secretary
Karl M. Lang...................   50  Head, Laboratory Division
Lukas Braunschweiler...........   41  Head, Industrial and Retail (Europe)
John D. Robechek...............   49  Head, Industrial and Retail (Americas)
Peter Burker...................   52  Head, Human Resources
Thomas Rubbe...................   43  Head, Logistics and Information Systems
Reginald H. Jones..............   80  Director
John D. Macomber...............   70  Director
John M. Manser.................   50  Director
Laurence Z.Y. Moh..............   71  Director
Thomas P. Salice...............   37  Director
Alan W. Wilkinson..............   42  Director

          Philip Caldwell has been Chairman of the Board of Directors since October 1996. Effective May 18, 1998, Mr. Caldwell will no longer serve as Chairman. Mr. Caldwell has been Senior Managing Director of Lehman Brothers Inc. and its predecessor, Shearson Lehman Brothers Holdings Inc., since 1985. During a 32 year career at Ford Motor Company, Mr. Caldwell was Chairman of the Board of Directors and Chief Executive Officer from 1980 to 1985 and a Director from 1973 to 1990. Mr. Caldwell is also a Director of Zurich Holding Company of America, Inc., American Guarantee & Liability Insurance Company, The Mexico Fund, Waters Corporation and Russell Reynolds Associates, Inc. He has served as a Director of the Chase Manhattan Corporation, the Chase Manhattan Bank, N.A., Digital Equipment Corporation, Federated Department Stores Inc., the Kellogg Company, Shearson Lehman Brothers Holdings Inc., CasTech Aluminum Group, Inc., Specialty Coatings International Inc., and Zurich Reinsurance Centre Holdings, Inc.

          Robert F. Spoerry has been President and Chief Executive Officer of the Company since 1993. He served as Head, Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been a Director since October 1996. Effective May 18, 1998, Mr. Spoerry will assume the additional office of Chairman of the Board of Directors.

          William P. Donnelly has been Vice President, Chief Financial Officer and Assistant Secretary of the Company since April 1, 1997. From 1993 until joining the Company, he held various senior financial and management positions, including most recently Group Vice President and Chief Financial Officer, with Elsag Bailey Process Automation, a global manufacturer of instrumentation and analytical products, and developer of distributed control systems. Prior to 1993, Mr. Donnelly was associated with the international accounting firm of Price Waterhouse.

          Karl M. Lang has been Head, Laboratory Division of the Company since 1994. From 1991 to 1994 he was based in Japan as a representative of senior management with responsibility for expansion of the Asian operations.

          Lukas Braunschweiler has been Head, Industrial and Retail (Europe) of the Company since 1995. From 1992 until 1995 he held various senior management positions with the Landis & Gyr Group, a manufacturer of electrical meters. Prior to August 1992 he was a Vice President in the Technology Group of Saurer Group, a manufacturer of textile machinery.

          John D. Robechek has been Head, Industrial and Retail (Americas) of the Company and President of Mettler-Toledo, Inc., a U.S.-based subsidiary of the Company, since 1995. From 1990 through 1994 he served as Senior Vice President and managed all of the Company's U.S. subsidiaries.

          Peter Burker has been Head, Human Resources of the Company since 1994. From 1992 to 1994 he was Mettler-Toledo's General Manager in Spain, and from 1989 to 1991 he headed the Company's operations in Italy.

          Thomas Rubbe has been Head, Logistics and Information Systems of the Company since 1995. From 1990 to 1995 he was head of Controlling, Finance and Administration with the Company's German marketing organization.

          Reginald H. Jones has been a Director since October 1996. Mr. Jones retired as Chairman of the Board of Directors of General Electric Company ("General Electric") in April 1981. At General Electric, he served as Chairman of the Board of Directors and Chief
Executive Officer from December 1972 through April 1981, President from June 1972 to December 1972 and a Director from August 1971 to April 1981. Mr. Jones is also a Director of ASA Limited and Birmingham Steel Corporation.

          John D. Macomber has been a Director since October 1996. He has been a principal of JDM Investment Group since 1992. He was Chairman and President of the Export-Import Bank of the United States (an agency of the U.S. Government) from 1989 to 1992. From 1973 to 1986 Mr. Macomber was Chairman and Chief Executive Officer of Celanese Corporation. Prior to that, Mr. Macomber was a Senior Partner of McKinsey & Company. Mr. Macomber is also a Director of Textron Inc., Bristol-Myers Squibb Company, Xerox Corporation, Lehman Brothers Holdings Inc., Pilkington plc and Brown Group, Inc.

          John M. Manser has been a Director since August 1997. He is the Treasurer of the Worldwide Life Science Group of Novartis, which has its headquarters in Switzerland. He has been with Novartis (and its predecessor Ciba-Geigy) since 1981.

          Laurence Z.Y. Moh has been a Director since October 1996. At present he is Chairman and CEO of Plantation Timber Products Limited (CHINA), which he founded in 1996. He is Chairman Emeritus of Universal Furniture Limited, which he founded in 1959.

          Thomas P. Salice has been a Director since October 1996. Mr. Salice is a Managing Director of AEA Investors and has been associated with AEA Investors since June 1989. Mr. Salice is also a Director of Waters Corporation.

          Alan W. Wilkinson has been a Director since October 1996. Mr. Wilkinson has been a Managing Director of AEA Investors since September 1989. Prior to his association with AEA Investors, Mr. Wilkinson was a Vice President in the Merchant Banking and Mergers and Acquisitions divisions of Lehman Brothers Inc.

ITEM 11.   EXECUTIVE COMPENSATION

          The information appearing in the sections captioned "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") is incorporated by reference herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

          The   information   appearing  in  the  section   "Principal
Shareholders" in the 1998 Proxy Statement is incorporated by reference herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information appearing in the section captioned "Certain Transactions" in the 1998 Proxy Statement is incorporated by reference herein.

                                PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

      (a) Documents Filed as Part of this Report:

           1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1.


           2. Financial Statement Schedule and related Audit Report. See Schedule I - included on pages S-1 and S-2.


           3. List of Exhibits. See Index of Exhibits included on page E-1.

      (b) Reports on Form 8-K:

          None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Mettler-Toledo International Inc.
                                              (Registrant)
Date: March 13, 1998
                                      By:  /s/ ROBERT F. SPOERRY
                                          -----------------------
                                          Robert F. Spoerry
                                          President and Chief
                                          Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                  Title                   Date
       ---------                  -----                   ----

                           President and Chief       March 11, 1998
 /s/ ROBERT F. SPOERRY     Executive Officer
-------------------------  and Director
    Robert F. Spoerry

/s/ WILLIAM P. DONNELLY    Vice President, Chief     March 11, 1998
-------------------------  Financial Officer and
   William P. Donnelly     Assistant Secretary
                           (Principal financial
                           and accounting
                           officer)

  /s/ PHILIP CALDWELL     Chairman of the Board      March 11, 1998
-------------------------
     Philip Caldwell

 /s/ REGINALD H. JONES          Director             March 11, 1998
-------------------------
    Reginald H. Jones

  /s/ JOHN D. MACOMBER          Director             March 11, 1998
-------------------------
    John D. Macomber

   /s/ JOHN M. MANSER           Director             March 11, 1998
-------------------------
     John M. Manser

 /s/ LAURENCE Z.Y. MOH          Director             March 11, 1998
-------------------------
    Laurence Z.Y. Moh

  /s/ THOMAS P. SALICE          Director             March 11, 1998
-------------------------
    Thomas P. Salice

 /s/ ALAN W. WILKINSON          Director             March 11, 1998
-------------------------
    Alan W. Wilkinson


                                                   PAGE NUMBER OR
EXHIBIT NO.       DESCRIPTION                INCORPORATION BY REFERENCE
-----------       -----------                --------------------------

     2.1    Stock Purchase Agreement      Filed as Exhibit 2.1 to the
            between AEA-MT Inc., AG       Registration Statement, as amended,
            fur Prazisionsinstrumente     on Form S-1, of the Company
            and Ciba-Geigy AG, as         (Reg. No. 33-09621) and
            amended                       incorporated herein by
                                          reference

     2.2    Share Sale and Purchase         Filed as Exhibit 2 to the
            Agreement relating to the     Current Report on Form 8-K
            acquisition of the entire     of Mettler-Toledo Holding
            issued share capital          Inc. dated June 3, 1997
            of Safeline Limited            and incorporated herein
                                          by reference

     3.1*   Amended and Restated          Page 70
            Certificate of
            Incorporation of the
            Company

     3.2*   Amended By-laws of the        Page 76
            Company

     4.1    Specimen Form of the          Filed as Exhibit 4.3 to the
            Company's Stock Certificate   Statement, as amended, on
                                          Form S-1 of the Company
                                          (Reg. No. 333-35597) and
                                          incorporated herein by
                                          reference

     10.1   Employment Agreement between  Filed as Exhibit 10.4 to the
            Robert F. Spoerry and         Annual Report on Form 10-K
            Mettler-Toledo AG, dated      of Mettler-Toledo Holding Inc.
            as of October 30, 1996        dated March 31,1997 and
                                          incorporated herein by
                                          reference

     10.2*  Employment Agreement between  Page 91
            Lukas Braunschweiler and
            Mettler-Toledo GmbH dated as
            of November 10, 1997

     10.3*  Employment Agreement between  Page 97
            William P. Donnelly and
            Mettler-Toledo GmbH dated as
            of November 10, 1997

     10.4*  Employment Agreement between  Page 103
            Karl M. Lang and Mettler-
            Toledo GmbH dated as of
            November 10, 1997

     10.5*  Employment Agreement between  Page 109
            John D. Robachek and Mettler-
            Toledo, Inc. dated as of
            November 10, 1997

     10.6   Loan Agreement between        Filed  as  Exhibit  10.5 to the
            Robert F. Spoerry and         Annual  Report  on Form 10-K of
            Mettler-Toledo AG, dated      Mettler-Toledo   Holding   Inc.
            as of October 7, 1996         dated March 31, 1997 and
                                          incorporated  herein by
                                          reference

     10.7   Mettler Toledo Performance -  Filed as Exhibit 10.7 to the
            Oriented Bonus System         Annual Report on Form 10-K of
            (POBS), effective as of       Mettler-Toledo Holding Inc. dated
            1993                          March 31, 1997 and
                                          incorporated herein by reference

     10.8   Mettler Toledo POBS Plus -    Filed  as  Exhibit  10.8 to the
            Incentive Scheme for Senior   Annual  Report  on Form 10-K of
            Management of Mettler         of Mettler-Toledo Holding Inc.
            Toledo, dated as of           dated March 31, 1997 and
            November 4, 1996              incorporated herein by reference

     10.9*  Credit Agreement, dated       Page 115
            as of November 19,
            1997, between Mettler-
            Toledo International Inc.,
            as Guarantor, Mettler-
            Toledo, Inc., Mettler-Toledo
            AG, as Borrowers, Safeline
            Holding Company as UK
            Borrower, Mettler-Toledo,
            Inc., as Canadian Borrower
            and Merrill Lynch & Co. as
            Arranger and Documentation
            Agent, and the Lenders
            thereto

     10.10* Agreement of Merger, dated    Page 322
            November 13, 1997, between
            MT Investors Inc. and
            Mettler-Toledo Holding Inc.

     10.11  1997 Amended and Restated     Filed as  Exhibit  10.10 to the
            Stock Option Plan             Registration  Statement on Form
                                          S-1 of the  Company  (Reg.  No.
                                          333-35597)   and   incorporated
                                          herein by reference

     10.12  Form of Participants'         Filed as  Exhibit  10.11 to the
            Subscription Agreement        Registration    Statement,   as
                                          amended,  on  Form  S-1  of the
                                          Company  (Reg.  No.  333-35597)
                                          and   incorporated   herein  by
                                          reference

     10.13  Form of GMC Subscription      Filed as  Exhibit  10.12 to the
            Agreement                     Registration    Statement,   as
                                          amended, on  Form  S-1  of  the
                                          Company  (Reg.  No.  333-35597)
                                          and   incorporated   herein  by
                                          reference

     11*    Statements regarding          Page 334
            computation of per share
            earnings

     21     Subsidiaries of the           Filed as Exhibit 21 to the
            Company                       Registration Statement, as
                                          amended, on Form S-1 of the
                                          Company (Reg. No. 333-35597)
                                          and incorporated herein by
                                          reference

     27.1*  Financial Data Schedule       Page 335

     99.1*  Factors Affecting Future      Page 336
            Operating Results


------------
           * Filed herewith



                       METTLER-TOLEDO INTERNATIONAL INC.
                        (FORMERLY "MT INVESTORS INC.")
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

Independent Auditors' Report...........................................     F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997...........     F-3

Consolidated Statements of Operations for the year ended
     December 31, 1995 and for the period January 1, 1996 to
     October 14, 1996 and for the period October 15, 1996 to
     December 31, 1996 and for the year ended December 31, 1997........     F-4

Consolidated Statements of Changes in Net Assets / Shareholders'
     Equity for the year ended December 31, 1995 and for
     the period January 1, 1996 to October 14, 1996 and
     for the period October 15, 1996 to December 31, 1996 and for
     the year ended December 31, 1997..................................     F-5

Consolidated Statements of Cash Flows for the year ended
     December 31, 1995 and for the period January 1, 1996 to
     October 14, 1996 and for the period October 15, 1996 to
     December 31, 1996 and for the year
     ended December 31, 1997...........................................     F-6

Notes to Consolidated Financial Statements.................                 F-7



                   INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mettler-Toledo International Inc.


We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. (formerly "MT Investors Inc.") and subsidiaries (as defined in Note 1 to the consolidated financial statements) as of December 31, 1996 and 1997, and the related consolidated statements of operations, net assets / shareholders' equity and cash flows for the year ended December 31, 1995 and for the period January 1, 1996 to October 14, 1996, the Predecessor periods, and for the period October 15, 1996 to December 31, 1996, and for the year ended December 31, 1997, the Successor periods. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mettler-Toledo International Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1995 and for the period January 1, 1996 to October 14, 1996, the Predecessor periods, and for the period October 15, 1996 to December 31, 1996, and for the year ended December 31, 1997, the Successor periods, in conformity with generally accepted accounting principles in the United States of America.

As more fully described in Note 1 to the consolidated financial statements, Mettler-Toledo International Inc. acquired the Mettler-Toledo Group as of October 15, 1996 in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the Successor periods are presented on a different basis of accounting than that of the Predecessor periods, and therefore are not directly comparable.


KPMG FIDES PEAT


Zurich, Switzerland
February 6, 1998


                     METTLER-TOLEDO INTERNATIONAL INC.
                       (FORMERLY "MT INVESTORS INC.")
                        CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                SUCCESSOR   SUCCESSOR
                                                ---------   ---------
                                                DECEMBER    DECEMBER
                                                  31,         31,
                                                 1996         1997
                                                ---------   ---------
                   ASSETS
Current assets:
  Cash and cash equivalents.................    $ 60,696   $ 23,566
  Trade accounts receivable, less allowances
    of $8,388 in 1996
    and $7,669 in 1997......................     151,161    153,619
  Inventories...............................     102,526    101,047
  Deferred taxes............................       7,565      7,584
  Other current assets and prepaid expenses.      17,268     24,066
                                                 -------    -------
    Total current assets....................     339,216    309,882
Property, plant and equipment, net..........     255,292    235,262
Excess of cost over net assets acquired, net
  of accumulated amortization
  of $982 in 1996 and $6,427 in 1997........     135,490    183,318
Non-current deferred taxes..................       3,916      5,045
Other assets ...............................      37,974     15,806
                                                 -------     ------
   Total assets.............................    $771,888   $749,313
                                                ========   ========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable....................    $ 32,797   $ 39,342
  Accrued and other liabilities.............      79,857     80,844
  Accrued compensation and related items....      35,457     43,214
  Taxes payable.............................      17,580     33,267
  Deferred taxes............................       9,132     10,486
  Short-term borrowings and current
    maturities of long-term debt............      80,446     56,430
                                                 -------    -------
    Total current liabilities.................   255,269    263,583
Long-term debt..............................     373,758    340,334
Non-current deferred taxes..................      30,467     25,437
Other non-current liabilities...............      96,810     91,011
                                                 -------    -------
   Total liabilities........................     756,304    720,365
Minority interest...........................       3,158      3,549
Shareholders' equity:
  Preferred stock, $0.01 par value per share;
    authorized 10,000,000 shares............        --        --
  Common stock, $0.01 par value per share;
    authorized 125,000,000 shares;
    issued 38,336,015 (excluding 64,467 shares
    held in treasury) at
    December 31, 1997.......................        --          383
  Class A, B and C common stock, $0.01 par
    value per share; authorized
    2,775,976 shares; issued 2,438,514 at
    December 31, 1996.......................          25        --
  Additional paid-in capital................     188,084    284,630
  Accumulated deficit ......................    (159,046)  (224,152)
  Currency translation adjustment...........     (16,637)   (35,462)
                                                 -------   --------

  Total shareholders' equity ...............      12,426     25,399
Commitments and contingencies...............        --          --
Total liabilities and shareholders' equity .    $771,888   $749,313
                                                ========   ========

    See the accompanying notes to the consolidated financial statements


                   METTLER-TOLEDO INTERNATIONAL INC.
                    (FORMERLY "MT INVESTORS INC.")
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                               PREDECESSOR            SUCCESSOR
                             -----------------   -----------------------
                                       FOR THE      FOR THE
                                       PERIOD       PERIOD
                            YEAR       JANUARY      OCTOBER
                            ENDED      1, 1996      15, 1996    YEAR
                            DECEMBER   TO           TO          ENDED
                            31,        OCTOBER      DECEMBER    DECEMBER
                            1995       14, 1996     31, 1996    31, 1997
                           ----------- ------------ ----------- --------
Net sales...............    $850,415    $662,221   $186,912     $878,415
Cost of sales...........     508,089     395,239    136,820      493,480
                            --------    --------   ---------     -------
   Gross profit.........     342,326     266,982      50,092     384,935
Research and development      54,542      40,244       9,805      47,551
Selling, general and
  administrative........     248,327     186,898      59,353     260,397
Amortization............       2,765       2,151       1,065       6,222
Purchased research and
  development...........        --         --        114,070      29,959
Interest expense........      18,219      13,868       8,738      35,924
Other charges (income),
  net...................      (9,331)     (1,332)     17,137      10,834
                            --------    --------   ---------    --------
   Earnings (loss)
     before taxes,
     minority interest
     and extraordinary
     items..............      27,804      25,153    (160,076)     (5,952)
Provision for taxes.....       8,782      10,055        (938)     17,489
Minority interest.......         768         637         (92)        468
                            --------    --------   ---------    --------
   Net earnings (loss)
     before
     extraordinary items      18,254      14,461    (159,046)    (23,909)
Extraordinary items-debt
  extinguishments,
  net of tax............        --         --         --         (41,197)
                            --------    --------   ---------    --------
   Net earnings (loss)..    $ 18,254    $ 14,461   $(159,046)   $(65,106)
                            ========    ========   =========    ========

Basic and diluted loss
per common share:
   Loss before
   extraordinary items..                           $   (5.18)   $  (0.76)
   Extraordinary items..                              --           (1.30)
                                                   ---------    --------
   Net loss.............                           $   (5.18)   $  (2.06)
                                                   =========    ========

   Weighted average
     number of
     common shares......                          30,686,065  31,617,071


    See the accompanying notes to the consolidated financial statements


                   METTLER-TOLEDO INTERNATIONAL INC.
                    (FORMERLY "MT INVESTORS INC.")
 CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS / SHAREHOLDERS' EQUITY
                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            PREDECESSOR
                                   ------------------------------------------
                                   YEAR ENDED DECEMBER 31, 1995 AND FOR THE
                                   PERIOD JANUARY 1, 1996 TO OCTOBER 14, 1996
                                   ------------------------------------------
                                              CURRENCY
                                  CAPITAL     TRANSLATION
                                  EMPLOYED    ADJUSTMENT       TOTAL
                                  --------    -----------    --------

Net assets at December 31, 1994..$ 218,129   $ 10,065       $ 228,194
Capital transactions with Ciba
  and affiliates.................  (73,779)       --          (73,779)
Net earnings.....................   18,254        --           18,254
Change in currency translation
  adjustment.....................       --     20,585          20,585
                                 ---------   --------          ------
Net assets at December 31, 1995 .  162,604     30,650         193,254
Capital transactions with Ciba
  and affiliates ................  (88,404)       --          (88,404)
Net earnings.....................   14,461        --           14,461
Change in currency translation
  adjustment.....................       --     (6,538)         (6,538)
                                 ---------   --------       ---------
Net assets at October 14, 1996...$  88,661   $ 24,112       $ 112,773
                                 =========   ========       =========


                                                                       SUCCESSOR
                                 ---------------------------------------------------------------------------------------------------
                                  FOR THE PERIOD FROM OCTOBER 15, 1996 TO DECEMBER 31, 1996 AND FOR THE YEAR ENDED DECEMBER 31, 1997
                                 ---------------------------------------------------------------------------------------------------
                                       COMMON STOCK
                                        ALL CLASSES               ADDITIONAL                          CURRENCY
                                  -----------------------         PAID-IN         ACCUMULATED        TRANSLATION
                                   SHARES           AMOUNT        CAPITAL          DEFICIT           ADJUSTMENT           TOTAL
                                 ----------       ----------    -------------    ------------       -------------        -------
Balance at October 15, 1996....       1,000       $     1         $     --        $      --           $      --           $      1
New issuance of Class A and C
  shares.......................   2,437,514            24          188,084               --                  --            188,108
Net loss.......................          --            --               --         (159,046)                 --           (159,046)
Change in currency translation
  adjustment...................          --            --               --               --             (16,637)           (16,637)
                                 ----------       -------         --------        ---------           ---------           --------
Balance at December 31, 1996...   2,438,514            25          188,084         (159,046)            (16,637)            12,426
New issuance of Class A and C
  shares.......................       3,857            --              300               --                  --                300
Purchase of Class A and C
  treasury stock...............      (5,123)           (1)            (668)              --                  --               (669)
Common stock conversion........  28,232,100           282             (282)              --                  --                 --
Proceeds from stock offering...   7,666,667            77           97,196               --                  --             97,273
Net loss.......................          --            --               --          (65,106)                 --            (65,106)
Change in currency translation
 adjustment....................          --            --               --              --             (18,825)            (18,825)
                                 ----------       -------         --------        ---------           ---------           --------
Balance at December 31, 1997...  38,336,015       $   383         $284,630        $(224,152)          $(35,462)           $ 25,399
                                 ==========       =======         ========        =========           =========           ========


         See the accompanying notes to the consolidated financial statements


                     METTLER-TOLEDO INTERNATIONAL INC.
                       (FORMERLY "MT INVESTORS INC.")
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                     PREDECESSOR            SUCCESSOR
                                -------------------    ------------------------

                                            FOR THE
                                            PERIOD     FOR THE
                               YEAR         JANUARY    PERIOD
                               ENDED        1, 1996    OCTOBER 15,
                               DECEMBER     TO         TO           YEAR ENDED
                               31,          OCTOBER    DECEMBER     DECEMBER 31,
                               1995         14, 1996   31, 1996     1997
                               --------    ---------  ------------  ------------
Cash flows from operating
  activities:
  Net earnings (loss)........  $ 18,254    $  14,461     $(159,046)    $(65,106)
  Adjustments to reconcile
    net earnings (loss) to
    net cash provided by
    operating activities:
   Depreciation..............    30,598       19,512         7,925       25,613
   Amortization..............     2,765        2,151         1,065        6,222
   Write-off of purchased
     research and
     development and cost of
     sales associated
     with revaluation of
     inventories.............      --          --          146,264       32,013
   Extraordinary items.......      --          --             --         41,197
   Net loss (gain) on
     disposal of long-term
     assets..................    (1,053)        (768)         --             33
   Deferred taxes and
     adjustments to goodwill.      (551)      (1,934)       (4,563)      (4,244)
   Minority interest.........       768          637           (92)         468
  Increase (decrease) in
    cash resulting from
    changes in:
      Trade accounts
        receivable, net......    (9,979)       9,569       (10,159)      (8,113)
      Inventories............      (607)       1,276         3,350       (2,740)
      Other current assets...    (3,058)      14,748       (10,605)      (7,177)
      Trade accounts payable.     1,437       (3,065)        3,415        4,936
      Accruals and other
        liabilities, net....     13,095        5,948        32,030       32,547
                               --------    ---------     ---------     --------
        Net cash provided by
          operating
          activities.........    51,669       62,535         9,584       55,649
                               --------    ---------     ---------     --------
Cash flows from investing
  activities:
  Proceeds from sale of
    property, plant and
    equipment................     4,000        1,606           736       15,913
  Purchase of property,
    plant and equipment......   (25,858)     (16,649)      (11,928)     (22,251)
  Acquisition of
    Mettler-Toledo from Ciba.      --         --          (314,962)        --
  Acquisition, net of seller
    financing................      --         --             --         (80,469)
  Other investing activities.    (7,484)      (1,632)        4,857       (9,184)
                               --------    ---------     ---------     --------
       Net cash used in
         investing
         activities..........   (29,342)     (16,675)     (321,297)     (95,991)
                                 -------   ---------     ---------     --------
Cash flows from financing
  activities:
  Proceeds from borrowings...     3,983       --           414,170      614,245
  Repayments of borrowings...      --        (13,464)        --        (703,201)
  Proceeds from issuance of
    common stock.............      --         --           188,108       97,573
  Purchase of treasury stock.      --         --             --            (669)
  Ciba and affiliates
    borrowings (repayments)..   (15,693)     (26,589)     (184,666)        --
  Capital transactions with
    Ciba and affiliates......   (37,361)      (7,716)      (80,687)        --
                               --------    ---------     ---------     --------
       Net cash provided by
         (used in)
         financing activities   (49,071)     (47,769)      336,925        7,948
Effect of exchange rate        --------    ---------     ---------     --------
  changes on cash and cash
  equivalents................     4,344       (3,394)         (615)      (4,736)
                               --------    ---------     ---------     --------
Net increase (decrease) in
  cash and cash
  equivalents................   (22,400)      (5,303)       24,597      (37,130)
                               --------    ---------     ---------     --------
Cash and cash equivalents:
  Beginning of period........    63,802       41,402        36,099       60,696
                               --------    ---------     ---------     --------
  End of period..............  $ 41,402    $  36,099     $  60,696     $ 23,566
                               ========    =========     =========     ========
Supplemental disclosures of
  cash flow information:
  Cash paid during the year
   for:
   Interest..................  $ 18,927    $   6,524     $  17,874     $ 38,345
   Taxes.....................     9,970        9,385         2,470        6,140
Non-cash financing and
  investing activities:
  Due to Ciba for capital
    transactions.............    36,418       --             --            --
  Seller financing on
    acquisition..............      --         --             --          22,514

     See the accompanying notes to the consolidated financial
                            statements


1.    BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

    Mettler-Toledo International Inc. ("Mettler Toledo," the "Company" or "Successor"), formerly MT Investors Inc., is a global supplier of precision instruments and is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufactures and sells certain related analytical and measurement technologies. The Company's manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China. The Company's principal executive offices are located in Greifensee, Switzerland.

    The Company was incorporated by AEA Investors Inc. ("AEA") and recapitalized to effect the acquisition (the "Acquisition") of the Mettler-Toledo Group ("Predecessor") from Ciba-Geigy AG ("Ciba") and its wholly owned subsidiary, AG fur Prazisionsinstrumente ("AGP") on October 15, 1996. The Company acquired the Mettler-Toledo Group for cash consideration of SFr. 504,996 (approximately $402,000) including dividends of SFr. 109,406 (approximately $87,100) which were paid to Ciba by the Company in conjunction with the Acquisition. In addition, the Company incurred expenses in connection with the Acquisition and related financing of approximately $29,000, including approximately $5,500 paid to AEA Investors, and paid approximately $185,000 to settle amounts due to Ciba and affiliates. The Company has accounted for the Acquisition using the purchase method of accounting. Accordingly, the costs of the Acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values.

    In connection with the Acquisition, the Company allocated, based upon independent valuations, $114,070 of the purchase price to purchased research and development in process. Such amount was recorded as an expense in the period from October 15, 1996 to December 31, 1996. Additionally, the Company allocated approximately $32,200 of the purchase price to revalue certain inventories (principally work-in-process and finished goods) to fair value (net realizable value). Substantially all of such inventories were sold during the period from October 15, 1996 to December 31, 1996. The excess of the cost of the Acquisition over the fair value of the net assets acquired of approximately $137,500 is being amortized over 32 years. Because of this purchase price allocation, the accompanying financial statements of the Successor are not directly comparable to those of the Predecessor.

    The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and include all entities in which the Company has control, including its majority owned subsidiaries. All intercompany transactions and balances have been eliminated. Investments in which the Company has voting rights between 20% to 50% are generally accounted for using the equity method of accounting. Certain amounts in the prior period financial statements have been reclassified to conform with current year presentation.

    The combined financial statements of the Predecessor include the combined historical assets and liabilities and combined results of operations of the Mettler-Toledo Group. All intergroup transactions have been eliminated as part of the combination process.

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less.

    Inventories

    Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using the first in, first out (FIFO) or weighted average cost methods and to a lesser extent the last in, first out (LIFO) method.

    Property, Plant and Equipment

    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is charged on a straight line basis over the estimated useful lives of the assets as follows:


           Buildings and improvements     15 to 50 years
           Machinery and equipment        3 to 12 years
           Computer software              3 to 5 years
           Leasehold improvements         Shorter of useful life
                                          or lease term

    Beginning January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, SFAS 121 requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of SFAS 121 had no material effect on the consolidated financial statements.

    Excess of Cost over Net Assets Acquired

    The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of such amount by determining whether the amortization of the balance over its remaining life can be recovered from the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the excess of cost over net assets acquired will be impacted if estimated future operating cash flows are not achieved.

    Deferred Financing Costs

    Debt financing costs are deferred and amortized over the life of the underlying indebtedness using the interest method.

    Taxation

    The Company files tax returns in each jurisdiction in which it operates. Prior to the Acquisition discussed in Note 1, in certain jurisdictions the Company filed its tax returns jointly with other Ciba subsidiaries. The Company had a tax sharing arrangement with Ciba in these countries to share the tax burden or benefits. Such arrangement resulted in each company's tax burden or benefit equating to that which it would have incurred or received if it had been filing a separate tax return.

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    Generally, deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States because it is expected that these earnings are permanently reinvested and such determination is not practicable. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

    Research and Development

    Research and development costs are expensed as incurred. Research and development costs, including customer engineering (which represents research and development charged to customers and, accordingly, is included in cost of sales), amounted to approximately $62,400, $45,100, $11,100 and $50,200 for the year ended December 31, 1995, for the period from January 1, 1996 to October 14, 1996, for the period from October 15, 1996 to December 31, 1996 and for the year ended December 31, 1997, respectively.

    Currency Translation and Transactions

    The reporting currency for the consolidated financial statements of the Company is the United States dollar (USD). The functional currency for the Company's operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the USD are included in the consolidation by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting year. The statements of operations and cash flows of such non-USD functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated as a separate component of net assets/shareholders' equity.

    The Company has designated certain of its Swiss franc debt as a hedge of its net investments. Any gains and losses due to changes on the debt are recorded to currency translation adjustment and offset the net investments which they hedge.

    Derivative Financial Instruments

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency forward contracts to hedge short-term intercompany transactions with its foreign businesses. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting unrealized gains and losses being recognized in other charges (income), net.

    The Company enters into certain interest rate cap and swap agreements in order to reduce its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized over the life of the agreements. Realized and unrealized gains on interest rate cap agreements are recognized as adjustments to interest expense as incurred.

    Stock Based Compensation

    The  Company  applies  Accounting   Principles  Board  Opinion  No.  25
"Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plan.

    Loss per Common Share

    Effective December 31, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Accordingly, basic and diluted loss per common share data for each period presented have been determined in accordance with the provisions of SFAS
128. Outstanding options to purchase shares of common stock, as described in Note 11, were not included in the computation of diluted loss per common share for the periods ended December 31, 1996 and 1997, as the effect is antidilutive. The Company retroactively adjusted its weighted average common shares for the purpose of the basic and diluted loss per common share computations for the 1996 and 1997 periods pursuant to SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 issued in February 1998.

    Concentration of Credit Risk

    The Company's revenue base is widely diversified by geographic region and by individual customer. The Company's products are utilized in many different industries, although extensively in the pharmaceutical and chemical industries. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

    Revenue Recognition

    Revenue is recognized when title to a product has transferred or services have been rendered. Revenues from service contracts are recognized over the contract period.

3.    BUSINESS COMBINATIONS

    On May 30, 1997, the Company purchased the entire issued share capital of Safeline Limited ("Safeline"), a manufacturer of metal detection systems based in Manchester in the United Kingdom, for approximately (pound)61,000 (approximately $100,000), plus up to an additional (pound)6,000 (approximately $10,000) for a contingent earn-out payment. In October 1997, the Company made an additional payment, representing a post-closing adjustment, of (pound)1,900 (approximately $3,100). Such amount has been accounted for as additional purchase price. Under the terms of the agreement the Company paid approximately (pound)47,300 (approximately $77,400) of the purchase price in cash, provided by amounts loaned under its Credit Agreement, with the remaining balance of approximately (pound)13,700 (approximately $22,400) paid in the form of seller loan notes which mature May 30, 1999. In connection with the acquisition the Company incurred expenses of approximately $2,200 which have been accounted for as part of the purchase price.

    The Company has accounted for the acquisition using the purchase method of accounting. Accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. Approximately $30,000 of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately in the second quarter of 1997. The technological feasibility of the products being developed had not been established as of the date of the acquisition. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years. In addition, the Company allocated approximately $2,100 of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the second quarter of 1997. The excess of the cost of the acquisition over the fair value of the net assets acquired of approximately $65,000 is being amortized over 30 years. The results of operations and cash flows of Safeline have been consolidated with those of the Company from the date of the acquisition.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the Acquisition (see Note 1) and Safeline acquisition had been completed as of the beginning of each of the periods presented, after giving effect to certain adjustments, including Safeline's historical results of operations prior to the acquisition date, depreciation and amortization of the assets acquired based upon their fair values, increased interest expense from the financing of the acquisitions and income tax effects. The Company allocated a portion of the purchase prices to (i) in-process research and development projects, that have economic value and (ii) the revaluation of inventories. These adjustments have not been reflected in the following pro forma summary due to their unusual and non-recurring nature. This pro forma summary does not necessarily reflect the results of operations as they would have been if the acquisitions had been completed as of the beginning of such periods and is not necessarily indicative of the results which may be obtained in the future.

                                  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
                                  ---------------------------------------------
                                     PREDECESSOR            SUCCESSOR
                                    --------------   --------------------------
                                        FOR THE      FOR THE
                                        PERIOD       PERIOD
                                        JANUARY 1,   OCTOBER 15,
                                        1996 TO      1996 TO      YEAR ENDED
                                        OCTOBER      DECEMBER     DECEMBER
                                        14, 1996     31, 1996     31, 1997
                                        ---------- -------------  -------------

Net sales...........................      $694,231      $195,336    $897,448
Earnings (loss) before
  extraordinary items...............           826        (2,128)      9,565
Net earnings (loss).................      $    826      $ (2,128)   $(31,632)
                                          ========      ========    ========
Basic and diluted loss per                              $  (0.07)   $  (1.00)
  common share......................                    ========    ========

4.    INVENTORIES

    Inventories consisted of the following:

                                                       Successor
                                                 --------------------------

                                                 December 31,  December 31,
                                                    1996           1997
                                                 -----------  ------------
Raw materials and parts.............              $   41,015     $  42,435
Work-in-progress....................                  31,534        29,746
Finished goods......................                  29,982        28,968
                                                  ----------     ---------
                                                     102,531       101,149
LIFO reserve........................                      (5)         (102)
                                                  ----------     ---------
                                                  $  102,526     $ 101,047
                                                  ==========     =========

    At December 31, 1996 and 1997, 13.2% and 12.7%, respectively, of the Company's inventories (certain U.S. companies only) were valued using the LIFO method of accounting. There were no material liquidations of LIFO inventories during the periods presented.

5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

    At December 31, 1996, the Company had forward contracts maturing during 1997 to sell the equivalent of approximately $135,000 in various currencies in exchange for Swiss francs. These contracts were used to limit its exposure to currency fluctuations on anticipated future cash flows.

    In July 1997, the Company entered into three year interest rate cap agreements to limit the impact of increases in interest rates on its U.S. dollar based debt. These agreements "cap" the effects of an increase in three month LIBOR above 8.5%. In addition, the Company has entered into three year interest rate swap agreements which swap the interest obligation associated with $100,000 of U.S. dollar based debt from variable to fixed. The fixed rate associated with the swap is 6.09% plus the Company's normal interest margin. The swap is effective at three month LIBOR rates up to 7.00%.

    In August 1997, the Company entered into certain three year interest rate swap agreements that fix the interest obligation associated with SFr. 112,500 of Swiss franc based debt at rates varying between 2.17% and 2.49% plus the Company's normal interest margin. The swaps are effective at one month LIBOR rates up to 3.5%.

    The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

    At December 31, 1996 and 1997, the fair value of such financial instruments was approximately $(5,100) and $(1,064), respectively. The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amount the Company would pay to terminate the agreements at the reporting date, taking into account current creditworthiness of the counterparties.


6.      PROPERTY, PLANT AND EQUIPMENT, NET

      Property,   plant  and  equipment,   net,  consisted  of  the
following:

                                                         Successor
                                                 --------------------------
                                                 December 31,  December 31,
                                                   1996           1997
                                                 -----------  -------------
    Land....................................      $   63,514    $  58,226
    Buildings and leasehold
      improvements..........................         120,173      111,065
    Machinery and equipment.................          75,675       93,418
    Computer software.......................           3,067        3,948
                                                  ----------    ---------
    Less accumulated depreciation                    262,429      266,657
      and amortization......................          (7,137)     (31,395)
                                                  ----------    ---------
                                                  $  255,292    $ 235,262
                                                  ==========    =========


7.      OTHER ASSETS

    Other assets include deferred financing fees of $22,015 and $4,101, net of accumulated amortization of $820 and $76 at December 31, 1996 and 1997, respectively. During 1997, the Company wrote off deferred financing costs associated with its previous credit facilities and its Senior Subordinated Notes as further discussed in Note 9. Also included in other assets are restricted bank deposits of $5,960 and $1,756 at December 31, 1996 and 1997, respectively. Other assets at December 31, 1996 and 1997 also included a loan due from the Company's Chief Executive Officer of approximately $740. Such loan bears an interest rate of 5% and is payable upon demand, which may not be made until 2003.


8.      SHORT-TERM BORROWINGS AND CURRENT MATURITIES OF LONG-TERM DEBT

    Short-term   borrowings  and  current   maturities  of  long-term  debt
consisted of the following:

                                                         Successor
                                                 --------------------------
                                                 December 31,  December 31,
                                                   1996           1997
                                                 -----------  -------------
     Current maturities of long-term debt...      $    8,968    $  14,915
     Borrowings under revolving credit
       facility.............................          51,928       33,320
     Other short-term borrowings............          19,550        8,195
                                                  ----------    ---------
                                                  $   80,446    $  56,430
                                                  ==========    =========


9.      LONG-TERM DEBT

     Long-term debt consisted of the following:


                                                         Successor
                                                 --------------------------
                                                 December 31,  December 31,
                                                   1996           1997
                                                 -----------  ------------
9.75% Senior Subordinated Notes due
October 1, 2006.............................       $ 135,000     $     --
Credit Agreement:
  Term A USD Loans, interest at LIBOR plus
   1.125% (7.03% at December 31, 1997)
   payable in quarterly installments
   beginning March 31, 1998 due May 19,
   2004.....................................              --       101,573
  Term A SFr. Loans, interest at LIBOR
   plus 1.125% (2.57% at December 31,
   1997) payable in quarterly installments
   beginning March 31, 1998 due May 19,
   2004.....................................              --        58,991
  Term A GBP Loans, interest at LIBOR plus
   1.125% (8.71% at December 31, 1997)
   payable in quarterly installments
   beginning March 31, 1998 due May 19,
   2004.....................................              --        36,198
  Seller Notes, interest at LIBOR plus
   0.26% (7.84% at December 31, 1997) due
   in full May 30, 1999.....................              --        22,946
  Term A SFr. Loans, interest at LIBOR
   plus 2.5% (4.38% at December 31, 1996)
   payable in quarterly installments
   beginning March 31, 1997 due December
   31, 2002.................................          92,730           --
  Term B USD Loans, interest at LIBOR plus
   3.00% (8.53% at December 31, 1996)
   payable in quarterly installments
   beginning March 31, 1997 due December
   31, 2003.................................          75,000           --
  Term C USD Loans, interest at LIBOR plus
   3.25% (8.78% at December 31, 1996)
   payable in quarterly installments
   beginning March 31, 1997 due December
   31, 2004.................................          72,000           --
  Revolving credit facilities...............          51,928       160,862
Other.......................................          27,546        16,194
                                                   ---------     ---------
                                                     454,204       396,764
Less current maturities.....................          80,446        56,430
                                                   ---------     ---------
                                                   $ 373,758     $ 340,334
                                                   =========     =========

    To provide a portion of the financing required for the Acquisition and for working capital and for general corporate purposes thereafter, in October 1996 Mettler-Toledo Holding Inc., a wholly owned subsidiary of the Company, entered into a credit agreement with various banks.

    At December 31, 1996,  loans under the credit  agreement  consisted of:
(i) Term A Loans in an aggregate principal amount of SFr. 125,000 ($92,730 at December 31, 1996), (ii) Term B Loans in an aggregate principal amount of $75,000, (iii) Term C loans in an aggregate principal amount of $72,000 and (iv) a multi-currency revolving credit facility in an aggregate principal amount of $140,000, which included letter of credit and swingline subfacilities available to certain subsidiaries.

    On May 29, 1997, the Company refinanced its previous credit facility and entered into a new credit facility. This credit facility provided for term loan borrowings in an aggregate principal amount of approximately $133,800, SFr. 171,500 and (pound)26,700, that were scheduled to mature between 2002 and 2004, a Canadian revolving credit facility with availability of CDN $26,300 and a multi-currency revolving credit facility with availability of $151,000. The revolving credit facilities were scheduled to mature in 2002. The Company recorded an extraordinary loss of approximately $9,600 representing a charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility.

    On November 19, 1997, in connection with the initial public offering, the Company refinanced its existing credit facility by entering into a new credit facility (the "Credit Agreement") with certain financial institutions. At December 31, 1997, loans under the Credit Agreement consisted of: (i) Term A Loans in aggregate principle amount of $101,573, SFr. 85,467 ($58,991 at December 31, 1997) and (pound)21,661 ($36,198 at
December 31, 1997); (ii) a Canadian revolving credit facility with availability of CDN $26,300 and (iii) a multi-currency revolving credit facility in an aggregate principle amount of $400,000 including a $100,000 acquisition facility.

    Concurrent with the initial public offering and refinancing, the Company consummated a tender offer to repurchase the Senior Subordinated Notes. The aggregate purchase price in connection with the tender offer was approximately $152,500. In connection with the refinancing and the note repurchase, the Company recorded an extraordinary loss of $31,600 representing primarily the premium paid in connection with the early extinguishment of the notes of $17,900 and the write-off of capitalized debt issuance fees associated with the Senior Subordinated Notes and the Company's previous credit facility.

    The Company's weighted average interest rate at December 31, 1997 was approximately 6.3%.

    Loans under the Credit Agreement may be repaid and reborrowed and are due in full on May 19, 2004. The Company is required to pay a facility fee based upon certain financial ratios per annum on the amount of the revolving facility and letter of credit fees on the aggregate face amount of letters of credit under the revolving facility. The facility fee at December 31, 1997 was equal to 0.3%. At December 31, 1997, the Company had available approximately $220,000 of additional borrowing capacity under its Credit Agreement. The Company has the ability to refinance its short-term borrowings through its revolving facility for an uninterrupted period extending beyond one year. Accordingly, approximately $128,000 of the Company's short-term borrowings at December 31, 1997 have been reclassified to long-term. At December 31, 1997, borrowings under the Company's revolving facility carried an interest rate of LIBOR plus 0.825%.

    The Credit Agreement contains covenants that, among other things, limit the Company's ability to incur liens; merge, consolidate or dispose of assets; make loans and investments; incur indebtedness; engage in certain transactions with affiliates; incur certain contingent obligations; pay dividends and other distributions; or make certain capital expenditures. The Credit Agreement also requires the Company to maintain a minimum net worth and a minimum fixed charge coverage ratio, and to maintain a ratio of total debt to EBITDA below a specified maximum.

    The aggregate maturities of long-term obligations during each of the years 1999 through 2002 are approximately $42,748, $32,691, $34,531 and $34,531, respectively.

    The estimated fair value of the Company's obligations under the Credit Agreement approximate fair value due to the variable rate nature of the obligations.

10.     SHAREHOLDERS' EQUITY

     Common Stock

    At December 31, 1996, the authorized capital stock of the Company consisted of 2,775,976 shares of common stock, $.01 par value of which 2,233,117 shares were designated as Class A common stock, 1,000 shares were designated as Class B common stock and 541,859 shares were designated as Class C common stock. All general voting power was vested in the holders of the Class B common stock. At December 31, 1996, the Company had outstanding 1,899,779 shares of Class A common stock, 1,000 shares of Class B common stock and 537,735 shares of Class C common stock.

    In November 1997, pursuant to a merger with its wholly owned subsidiary Mettler-Toledo Holding Inc., each share of the Company's existing Class A, Class B and Class C common stock converted into 12.58392 shares of common stock and increased the number of authorized shares to 125,000,000 shares with a par value of $0.01 per share. Concurrent therewith, the Company completed an underwritten initial public offering of 7,666,667 shares at a public offering price of $14.00 per share. The net proceeds from the offerings of approximately $97,300 were used to repay a portion of the Company's 9.75% Senior Subordinated Notes (see Note 9). As part of the offering the Company sold approximately 287,000 shares of its common stock to Company sponsored benefit plans at the public offering price. Holders of the Company's common stock are entitled to one vote per share.

    At December 31, 1997, 6,368,445 shares of the Company's common stock were reserved for the Company's stock option plan.

    Preferred Stock

    The Board of Directors, without further shareholder authorization, is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share in one or more series and to determine and fix the rights, preferences and privileges of each series, including dividend rights and preferences over dividends on the common stock and one or more series of the preferred stock, conversion rights, voting rights (in addition to those provided by law), redemption rights and the terms of any sinking fund therefore, and rights upon liquidation, dissolution or winding up, including preferences over the common stock and one or more series of the preferred stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of the Company or an unsolicited acquisition proposal.



11.     STOCK OPTION PLAN

     Effective October 15, 1996, the Company adopted a stock option plan to provide certain key employees and/or directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company.

     Under the terms of the plan, options granted shall be nonqualified and the exercise price shall not be less than 100% of the fair market value of the common stock on the date of grant. Options vest equally over a five year period from the date of grant.

     Stock option activity is shown below:

                                                               Weighted-Average
                                          Number of Shares      Exercise Price
                                          ------------------   ----------------
Granted during the period October
  15, 1996 to December 31, 1996.........       3,510,747        $   7.95
Exercised...............................              --              --
Forfeited...............................              --              --
                                               ---------        --------
Outstanding at December 31, 1996........       3,510,747        $   7.95
Granted.................................       1,028,992           14.68
Exercised...............................              --              --
Forfeited...............................        (130,999)          (7.95)
                                               ---------        --------
Outstanding at December 31, 1997........       4,408,740        $   9.75
                                               =========        ========
Shares exercisable at December
  31, 1997..............................         675,950        $   7.95
                                               =========        ========

    At December 31, 1997, there were 3,537,047 and 871,693 options outstanding to purchase shares of common stock with exercise prices of $7.95 and $15.89, respectively. The weighted-average remaining contractual life of such options was 8.7 and 9.7 years, respectively.

    As of the date granted, the weighted-average grant-date fair value of the options granted during the period from October 15, 1996 to December 31, 1996 and for the year ended December 31, 1997 was approximately $1.99 and $3.37 per share, respectively. Such weighted-average grant-date fair value was determined using an option pricing model which incorporated the following assumptions:


                                                         Successor
                                        ----------------------------------------
                                           For the period
                                          October 15, 1996        Year ended
                                        to December 31, 1996   December 31, 1997
                                        --------------------   ----------------
Risk-free interest rate..............            4.0%                5.4%
Expected life, in years..............              7                   4
Expected volatility..................             --                  26%
Expected dividend yield..............             --                  --


    The Company applies Accounting Standards Board Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), the Company's net loss and basic and diluted net loss per common share for the twelve months ended December 31, 1997 would have been as follows:

       Net loss:
         As reported                                    $  (65,106)
         Pro forma                                         (66,417)
                                                        ==========
       Basic and diluted loss per common share:
         As reported                                    $    (2.06)
         Pro forma                                           (2.10)
                                                        ==========

    The Company's net loss for the period October 15, 1996 to December 31, 1996 would not have been materially different had compensation cost been determined consistent with SFAS 123.

12.     BENEFIT PLANS

    Mettler-Toledo maintains a number of retirement plans for the benefit of its employees.

    Certain companies sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Contributions under these plans amounted to $9,413, $9,484, $2,496 and $8,925 in 1995, for the period January 1, 1996 to October 14, 1996, for the period October 15, 1996 to December 31, 1996 and for the year ended December 31, 1997, respectively.

    Certain companies sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees' compensation for certain periods during the last years of employment. The following table sets forth the funded status and amounts recognized in the consolidated financial statements for the Company's principal defined benefit plans at December 31, 1996 and 1997:

                                                 Successor
                          -----------------------------------------------------
                                  December 31,                 December 31,
                                    1996                           1997
                          ------------------------------   ---------------------
                               Assets        Accumulated   Assets    Accumulated
                               exceed         benefits     exceed      benefits
                             accumulated       exceed     accumulated   exceed
                               benefits        assets      benefits     assets
                             -----------     -----------  ---------- -----------
Actuarial present
  value of
  accumulated benefit
     obligations:
   Vested benefits.......     $ 10,211       $  97,639     $ 11,712    $  98,974
   Non-vested
   benefits..............           16           2,280           20        3,574
                              --------       ---------     --------    ---------
                                10,227          99,919       11,732      102,548
Projected benefit             --------       ---------     --------    ---------
  obligations............       12,458         108,504       13,350      111,608
Plan assets at fair
  value..................       13,336          50,609       14,899       58,176
                              --------       ---------     --------    ---------
Projected benefit
 obligations in
 excess of (less
 than) plan assets.......         (878)         57,895       (1,549)      53,432
Unrecognized net
 (losses) gains..........           22           1,479          544          561
(Prepaid) accrued             --------       ---------     --------    ---------
  pension costs..........     $   (856)      $  59,374     $ (1,005)   $  53,993
                              ========       =========     ========    =========

    The (prepaid) accrued pension costs are recognized in the accompanying consolidated financial statements as other long-term assets and other long term liabilities, respectively.

    The assumed discount rates and rates of increase in future compensation level used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The range of rates used for the purposes of the above calculations are as follows:

                                                   1996             1997
                                               ------------     ------------
Discount rate.......................           6.0% to 8.5%     6.0% to 8.5%
Compensation increase rate..........           2.0% to 6.5%     2.0% to 6.5%

    The expected long term rates of return on plan assets ranged between 9.5% and 10.0% for 1995, 7.0% and 10.0% for 1996, and 6.0% and 9.5% in
1997. The assumptions used above have a significant effect on the reported amounts of projected benefit obligations and net periodic pension cost. For example, increasing the assumed discount rate would have the effect of decreasing the projected benefit obligation and increasing unrecognized net gains. Increasing the assumed compensation increase rate would increase the projected benefit obligation and decrease unrecognized net gains. Increasing the expected long-term rate of return on investments would decrease unrecognized net gains.

    Plan assets relate principally to the Company's U.S. companies and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments.

    Net periodic pension cost for all of the plans above includes the following components:

                                        Predecessor            Successor
                                    --------------------  ----------------------
                                               For the
                                               period     For the
                                    Year       January    period        Year
                                    ended      1, 1996    October 15,   ended
                                    December   to         1996 to       December
                                    31,        October    December      31,
                                    1995       14, 1996   31, 1996      1997
                                    -------  ----------  ------------  ---------
Service cost
 (benefits earned
  during
  the period).............          $ 3,668  $    3,850  $     1,013  $   5,655
Interest cost on
  projected benefit                   7,561       6,540        1,721      8,020
  obligations.............
Actual gain on plan
  assets..................           (8,653)     (6,079)      (1,600)    (8,543)
Net amortization and
  deferral................            5,137       2,485           --      2,516
                                    -------  ----------  -----------  ---------
Net periodic pension
  expense.................          $ 7,713  $    6,796  $     1,134  $   7,648
                                    =======  ==========  ===========  ==========

    The Company's U.S. operations provide postretirement medical benefits to their employees. Employee contributions for medical benefits are related to employee years of service.

    The following table sets forth the status of the U.S. postretirement plans and amounts:

                                                          Successor
                                                    --------------------
                                                    December  December
                                                    31, 1996  31, 1997
                                                    -------- -----------
 Accumulated postretirement benefit
   obligations:
   Retired........................                  $ 25,894  $ 26,702
   Fully eligible.................                     3,033     4,154
   Other..........................                     3,098     5,256
                                                    --------  --------
                                                      32,025    36,112
 Unrecognized net loss............                      (540)   (4,465)
                                                    --------  --------
 Accrued postretirement
   benefit cost...................                  $ 31,485  $ 31,647
                                                    ========  ========

    Net periodic postretirement benefit cost for the above plans includes the following components:

                            Predecessor            Successor
                        --------------------  ----------------------
                                  For the
                                  period      For the
                                  January     period
                        Year      1, 1996     October 15,   Year
                        ended     to          1996 to       ended
                        December  October     December      December
                        31, 1995  14, 1996    31, 1996      31, 1997
                        --------  ---------   -----------   --------
Service cost (benefits
  earned during
  the period).........   $  285    $   431      $   114     $    440
Interest cost on
  projected benefit
  obligations.........    2,371      1,795          472        2,296
Net amortization and
deferral..............       99        343           --           33
                         ------    -------      -------     --------
Net periodic
  postretirement
  benefit cost........   $2,755    $ 2,569      $   586     $  2,769
                         ======    =======      =======     ========

      The accumulated postretirement benefit obligation and net periodic postretirement benefit cost were principally determined using discount rates of 7.3% in 1995, 7.6% in 1996 and 7.0 % in 1997 and health care cost trend rates ranging from 9.5% to 12.25% in 1995, 1996 and 1997 decreasing to 5.0% in 2006.

      The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. For example, in 1997 the effect of a one-percentage-point increase in the assumed health care cost trend rate would be an increase of $3,611 on the accumulated postretirement benefit obligations and an increase of $464 on the aggregate of the service and interest cost components of the net periodic benefit cost.


13.     TAXES

    The sources of the Company's earnings (loss) before taxes, minority interest and extraordinary items were as follows:

                                                  Predecessor
                                        -------------------------------
                                        Year ended   For the Period
                                        December     January 1, 1996 to
                                        31, 1995     October 14, 1996
                                        --------  ---------------------

Switzerland..........................   $ 11,431       $   21,241
Non-Switzerland......................     16,373            3,912
                                        --------       ----------
Earnings before taxes, minority
  interest and extraordinary items...   $ 27,804       $   25,153
                                        ========       ==========




                                                  Successor
                                        ---------------------------------
                                        For the Period         Year ended
                                        October 15, 1996 to    December
                                        December 31, 1996      31, 1997
                                        --------------------   ----------

United States........................      $  (37,293)         $  (14,178)
Non-United States....................        (122,783)              8,226
                                           ----------          ----------
Loss before taxes, minority interest
 and extraordinary items.............      $ (160,076)         $   (5,952)
                                           ==========          ==========


      The provision (benefit) for taxes consists of:


                                                     Adjustments
                                                       to
                                  Current   Deferred Goodwill      Total
                                  -------  --------- -----------   -----
  Predecessor:
  Year ended December 31, 1995:
   Switzerland Federal........... $   513  $    (92)  $   --    $    421
   Switzerland Canton (State)
     and Local...................     481      (505)      --         (24)
   Non-Switzerland...............   8,339        46       --       8,385
                                  -------  --------   ------       -----
                                  $ 9,333  $   (551)  $   --    $  8,782
                                  =======  ========   ======    ========
  For the period January 1,
  1996 to October 14, 1996:
   Switzerland Federal........... $ 2,152  $   (172)  $   --    $  1,980
   Switzerland Canton (State)
     and Local...................   4,305      (344)      --       3,961
   Non-Switzerland...............   5,532    (1,418)      --       4,114
                                  -------  --------   ------    --------
                                  $11,989  $ (1,934)  $   --    $ 10,055
                                  =======  ========   ======    ========


                                                     Adjustments
                                                        to
                                  Current   Deferred Goodwill      Total
  Successor:                      -------  --------  -----------   -----
  For the period October
  15, 1996 to December 31,
  1996:
    United States Federal........ $   475  $ (1,556) $    --    $ (1,081)
    United States State and
      Local......................     696      (183)      --         513
    Non-United States............   2,454    (2,824)      --        (370)
                                  -------  --------  -------    --------
                                  $ 3,625  $ (4,563) $    --    $   (938)
                                  =======  ========  =======    ========


                                                     Adjustments
                                                        to
                                  Current   Deferred Goodwill      Total
                                  -------  --------- -----------   -----
  Year ended December 31,
  1997:
   United States Federal......... $    --  $   (351) $    --    $  (351)
   State and Local...............     466       (41)     107        532
   Non-United States.............  12,779     2,600    1,929     17,308
                                  -------  --------  -------    -------
                                  $13,245  $  2,208  $ 2,036    $17,489
                                  =======  ========  =======    =======

     The adjustments to goodwill during the year ending December 31, 1997 relate to tax benefits received on amounts which were included in the purchase price allocation pertaining to the Acquisition of the Company described in Note 1.

    The provision for tax expense for the year ended December 31, 1995 and for the period January 1, 1996 to October 14, 1996 where the Company operated as a group of businesses owned by Ciba differed from the amounts computed by applying the Switzerland federal income tax rate of 9.8% to earnings before taxes and minority interest as a result of the following:

                                                   Predecessor
                                         -----------------------------------
                                         Year ended     For the Period
                                         December       January 1, 1996 to
                                         31, 1995       October 14, 1996
                                         ----------  -----------------------

Expected tax......................       $ 2,725        $    2,465
Switzerland Canton (state) and
  local income taxes,
  net of federal income
  tax benefit.....................           (21)            3,573
Non-deductible intangible
  amortization....................           248               205
Change in valuation allowance.....         1,603             1,235
Non-Switzerland income taxes in
  excess of 9.8%..................         4,968             2,291
Other, net........................          (741)              286
                                         -------        ----------
Total provision for taxes.........       $ 8,782        $   10,055
                                         =======        ==========


      The provision for tax expense (benefit) for the period October 15, 1996 to December 31, 1996 and for the year ended December 31, 1997, subsequent to the Acquisition described in
Note 1, differed from the amounts computed by applying the United States Federal income tax rate of 35% to the loss before taxes, minority interest and extraordinary items as a result of the following:

                                                 Successor
                                        ----------------------------
                                        For the Period
                                        October 15,
                                        1996 to        Year ended
                                        December       December 31,
                                        31, 1996        1997
                                        --------     ---------------
Expected tax......................      $(56,027)      $ (2,083)
United States state and local
  income taxes, net of federal
  income tax benefit..............           333            276
Non-deductible purchased research
  and development.................        39,925         10,486
Non-deductible intangible
  amortization....................           336          2,073
Change in valuation allowance.....         4,662            263
Non-United States income taxes at
  other than a 35% rate...........        10,037          5,545
Other, net........................          (204)           929
                                        --------       --------
Total provision, for taxes........      $   (938)      $ 17,489
                                        ========       ========

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                              Successor
                                        ----------------------------
                                        December 31,    December 31,
                                            1996           1997
                                        ------------    ------------
Deferred tax assets:
Inventory.........................       $ 7,974        $ 7,552
  Accrued and other liabilities...         7,046          9,278
  Deferred loss on sale of
    subsidiaries..................         7,907          7,907
  Accrued postretirement benefit
    and pension costs.............        19,043         19,161
  Net operating loss
   carryforwards..................        15,817         27,345
  Other..........................            408            678
                                         -------        -------
Total deferred tax assets........         58,195         71,921
Less valuation allowance.........        (46,714)       (59,292)
                                         -------        -------
Total deferred tax assets less
  valuation allowance............         11,481         12,629
Deferred tax liabilities:                -------        -------
  Inventory......................          5,618          6,177
  Property, plant and equipment..         31,123         24,081
  Other..........................          2,858          5,665
                                         -------        -------
Total deferred tax liabilities...         39,599         35,923
                                         -------        -------
Net deferred tax liability.......        $28,118        $23,294
                                         =======        =======

      The Company has established valuation allowances primarily for net operating losses, deferred losses on the sale of subsidiaries as well as postretirement and pension costs as follows:

                                                 Successor
                                        -----------------------------
                                        December 31,     December 31,
                                            1996            1997
                                        ------------     ------------

Summary of valuation allowances:
  Cumulative net operating
    losses........................       $15,817        $27,345
  Deferred loss on sale of
    subsidiaries..................         7,907          7,907
  Accrued postretirement and
    pension benefit costs.........        18,122         17,104
  Other...........................         4,868          6,936
                                         -------        -------
Total valuation allowance.........       $46,714        $59,292
                                         =======        =======

    The total valuation allowances relating to acquired businesses amount to $38,785 and $35,524 at December 31, 1996 and 1997, respectively. Future reductions of these valuation allowances will be credited to goodwill.

     At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of (i) $45,939 related to U.S. Federal net operating losses of which $4,376 expires in 2011 and $41,563 expires in 2012, (ii) $51,832 related to U.S. State net operating losses which expire in varying amounts through 2012, (iii) $15,595 related to foreign net operating losses with no expiration date and (iv) $14,205 related to foreign net operating losses which expire in varying amounts through 2003.


14.     OTHER CHARGES (INCOME), NET

    Other charges (income), net consists primarily of foreign currency transactions, interest income and charges related to the Company's restructuring programs. Foreign currency transactions, net for the year ended December 31, 1995, for the period January 1, 1996 to October 14, 1996, for the period October 15, 1996 to December 31, 1996 and for the year ended December 31, 1997 were $(3,242), $(220), $8,324 and $4,235, respectively. Interest income for the year ended December 31, 1995, for the period January 1, 1996 to October 14, 1996, for the period October 15, 1996 to December 31, 1996 and for the year ended December 31, 1997 was $(5,388), $(3,424), $(1,079) and $(1,832),
respectively.

    Severance and other exit costs for the period January 1, 1996 to October 14, 1996 of $1,872 represent employee severance of $1,545 and other exit costs of $327 associated with the closing of its Westerville, Ohio facility. Severance costs for the period October 15, 1996 to December 31, 1996 principally represent employee severance benefits associated with (i) the Company's general headcount reduction programs in Europe and North America of $4,557 which were announced during such period, and (ii) the realignment of the analytical and
precision   balance  business  in  Switzerland  of  $6,205  which  was announced in December 1996. In connection with such programs the Company reduced its workforce by 168 employees in 1996.

    The Company recorded further restructuring charges of $6,300 during 1997. Such charges are in connection with the closure of three facilities in North America and are comprised primarily of severance and other related benefits and costs of existing facilities, including lease termination costs and write-down of existing assets to their expected net realizable value. In connection with the closure of these facilities, the Company expects to involuntarily terminate approximately 70 employees. The Company is undertaking these actions as part of its efforts to reduce costs through reengineering.

    A rollforward of the components of the Company's accrual for restructuring activities is as follows:

    Balance at December 31, 1996                 $10,762
    1997 Activities:
           Restructuring accrual for North
             American operations                   6,300
           Reductions in workforce and
             other cash outflows                  (7,182)
           Non-cash write-downs of property,
             plant and equipment                    (540)
           Impact of foreign currency               (582)
                                                 -------
    Balance at December 31, 1997                  $8,758
                                                 =======

    The Company's accrual for restructuring activities of $8,758 at December 31, 1997 primarily consisted of $6,544 for severance and other related benefits with the remaining balance for lease termination and other costs of exiting facilities. Such programs are expected to be substantially complete in 1998.


15.     COMMITMENTS AND CONTINGENCIES

    Operating Leases

    The Company leases  certain of its facilities and equipment  under
operating   leases.   The  future   minimum   lease   payments   under
non-cancelable operating leases are as follows at December 31, 1997:

                 1998...................  $12,006
                 1999...................    8,565
                 2000...................    5,771
                 2001...................    4,023
                 2002...................    3,296
                 Thereafter.............    1,856
                                          -------
                   Total................  $35,517
                                          =======


     Rent expense for operating leases amounted to $13,034, $3,430 and $16,420 for the period January 1, 1996 to October 14, 1996, for the period October 15, 1996 to December 31, 1996 and for the year ended December 31, 1997, respectively.

      Legal

     The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.



16.     GEOGRAPHIC SEGMENT INFORMATION

     The tables below show the Company's operations by geographic region. Transfers between geographic regions are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located.

Twelve                                                  Total
months                            Net      Transfers    net       Earnings
ended                Net sales    sales    between      sales     (loss)
December 31,         by           by       geographic   by        before
1995                 destination  origin   areas        origin    taxes
------------         ------------ -------- -----------  --------- --------
Switzerland (1)...   $ 41,820     $102,712  $159,453    $262,165  $ 11,431
Germany...........    151,974      158,393    47,379     205,772     9,626
Other Europe......    247,802      228,939       799     229,738     1,780
                     --------     --------  --------    --------  --------
Total Europe......    441,596      490,044   207,631     697,675    22,837
United States.....    263,945      298,053    29,578     327,631    (1,353)
Other Americas....     52,966       32,732       131      32,863       905
                     --------     --------  --------    --------  --------
Total Americas....    316,911      330,785    29,709     360,494      (448)
Asia and other....     91,908       29,586        97      29,683     1,861
Eliminations......         --           --  (237,437)   (237,437)    3,554
                     --------     --------  --------    --------  --------
Totals............   $850,415     $850,415  $     --    $850,415  $ 27,804
                     ========     ========  ========    ========  ========


For
the period                                              Total
January 1,           Net          Net      Transfers    net       Earnings
1996 to              sales        sales    between      sales     (loss)
October              by           by       geographic   by        before
14, 1996             destination  origin   areas        origin    taxes
----------           ------------ -------- -----------  --------  --------
Switzerland (1)...   $ 32,282     $ 74,303 $ 126,423    $200,726  $ 21,241
Germany...........    104,961      114,015    35,583     149,598     8,292
Other Europe......    186,823      171,061       840     171,901       591
                     --------     -------- ---------    --------  --------
Total Europe......    324,066      359,379   162,846     522,225    30,124
United States.....    217,636      246,180    22,753     268,933    (1,577)
Other Americas....     47,473       25,925         3      25,928     1,078
                     --------     -------- ---------    --------  --------
Total Americas....    265,109      272,105    22,756     294,861      (499)
Asia and other....     73,046       30,737       265      31,002       686
Eliminations......        --           --   (185,867)   (185,867)   (5,158)
                     --------     -------- ---------    --------  --------
Totals............   $662,221     $662,221 $     --     $662,221  $ 25,153
                     ========     ======== =========    ========  ========


For the
period                                                  Total
October              Net          Net      Transfers    net       Earnings
15, 1996 to          sales        sales    between      sales     (loss)
December             by           by       geographic   by        before       Total
31, 1996             destination  origin   areas        origin    taxes(2)     Assets
-----------          ------------ -------- -----------  --------  ----------   ---------
Switzerland (1)...  $  8,415      $ 15,892 $  39,570    $ 55,462  $(108,865)   $ 432,387
Germany...........    29,688        29,117    10,965      40,082     (6,041)     170,845
Other Europe......    58,598        59,688       485      60,173     (5,809)     126,063
                     -------      -------- ---------    --------  ----------   ---------
Total Europe......    96,701       104,697    51,020     155,717   (120,715)     729,295
United States.....    56,405        64,109     6,731      70,840    (37,293)     477,762
Other Americas....    13,436         7,371         3       7,374       (446)      17,730
                     -------      -------- ---------    --------  ---------    ---------
Total Americas....    69,841        71,480     6,734      78,214    (37,739)     495,492
Asia and other....    20,370        10,735        28      10,763     (2,267)      48,245
Eliminations......       --            --    (57,782)    (57,782)       645     (501,144)
                     -------      -------- ---------    --------  ---------    ---------
Totals............  $186,912      $186,912 $     --     $186,912  $(160,076)   $ 771,888
                    ========      ======== =========    ========  =========    =========


Twelve                                                    Total
months               Net          Net        Transfers    net        Earnings
ended                sales        sales      between      sales      (loss)
December             by           by         geographic   by         before     Total
31, 1997             destination  origin     areas        origin     taxes      Assets
---------------      -----------  ---------  -----------  ---------  --------   ---------
Switzerland(1)....   $  34,555    $  69,700  $ 186,292    $ 255,992  $ 31,621   $ 430,436
Germany...........     115,665      123,382     51,502      174,884     5,519     144,660
Other Europe......     245,945      232,105     10,857      242,962   (16,441)    337,720
                     ---------    ---------  ---------    ---------  --------   ---------
Total Europe......     396,165      425,187    248,651      673,838    20,699     912,816
United States.....     297,688      335,630     32,009      367,639   (14,176)    589,775
Other Americas....      71,403       37,330        165       37,495    (3,245)     32,941
                     ---------    ---------  ---------    ---------  --------   ---------
Total Americas....     369,091      372,960     32,174      405,134   (17,421)    622,716
Asia and other....     113,159       80,268      1,834       82,102     1,413      63,453
Eliminations......         --         --      (282,659     (282,659)  (10,643)   (849,672)
                     ---------    --------   ---------    ---------  --------   ---------
Totals............   $ 878,415    $ 878,415  $      --    $ 878,415  $ (5,952)  $ 749,313
                     =========    =========  =========    =========  ========   =========

[FN]
(1)   Includes Corporate.

(2) The effect of non-recurring Acquisition charges arising from in-process research and development projects ($114,100) and the revaluation of inventories to fair value ($32,200) by region are as follows:

                 Europe....................$108,100
                 Americas..................  36,000
                 Asia/Rest of World........   2,200


17.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Quarterly financial data for the years 1996 and 1997 are as follows:

                                              FIRST       SECOND        THIRD       FOURTH
                                             QUARTER     QUARTER(1)    QUARTER     QUARTER(2)
                                            ---------    ---------    ---------    ---------

1996
 Net sales ..............................   $ 201,373    $ 222,429    $ 200,391    $ 224,940
 Gross profit ...........................      80,394       91,204       79,013       66,463
 Net income (loss) ......................         929        9,078        3,129     (157,721)
                                            =========    =========    =========    =========

1997
 Net sales ..............................   $ 197,402    $ 220,412    $ 215,929    $ 244,672
 Gross profit ...........................      83,282       97,016       94,365      110,272
 Net income (loss)
  before extraordinary items ............      (1,122)     (25,613)        (284)       3,110
 Extraordinary items ....................        --         (9,552)        --        (31,645)
                                            ---------    ---------    ---------    ---------
 Net income (loss).......................   $  (1,122)   $ (35,165)   $    (284)   $ (28,535)
                                            =========    =========    =========    =========

 Basic earnings
 (loss) per common share:
 Earnings (loss) before
  extraordinary items....................   $   (0.04)   $   (0.84)   $   (0.01)   $    0.09
 Extraordinary items ....................        --          (0.31)        --          (0.92)
                                            ---------    ---------    ---------    ---------
 Net loss ...............................   $   (0.04)   $   (1.15)   $   (0.01)   $   (0.83)
                                            =========    =========    =========    =========

 Diluted earnings
  (loss) per common share:
 Earnings (loss) before
  extraordinary items ...................   $   (0.04)   $   (0.84)   $   (0.01)   $    0.09
 Net loss ...............................        --          (0.31)        --          (0.88)
                                            ---------    ---------    ---------    ---------
                                            $   (0.04)   $   (1.15)   $   (0.01)   $   (0.79)
                                            =========    =========    =========    =========

 Market price per
 share: (3)
  High...................................          --          --            --       18 3/4
  Low....................................          --          --            --      14 1/16


[FN]
(1) The financial data for the second quarter of 1997 includes charges in connection with the Safeline Acquisition, as discussed in Note 3, for the sale of inventories revalued to fair value of $2,054 and in-process research and development of $29,959. The second quarter also includes extraordinary charges for the write-off of capitalized debt issuance fees of $9,552 as discussed in Note 9.

(2) The financial data for the fourth quarter of 1996 represents the Company's combined results of operations for the period from October 1, 1996 to October 14, 1996 and for the period from October 15, 1996 to December 31, 1996. The period from October 15, 1996 to December 31, 1996 includes charges in connection with the Acquisition, as discussed in Note 1, for the sale of inventories revalued to fair value of $32,194 and in-process research and development of $114,070. The fourth quarter 1997 data includes charges for the early extinguishment of debt and the write-off of capitalized debt issuance fees totaling $31,645 as further discussed in Note 9.

(3) The Company's shares began trading on the New York Stock Exchange on November 14, 1997.

SCHEDULE I


        INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Shareholders
Mettler-Toledo International Inc.:

Under date of February 6, 1998, we reported on the consolidated balance sheets of Mettler-Toledo International Inc. (formerly "MT Investors Inc.") and subsidiaries (as defined in Note 1 to the consolidated financial statements) as of December 31, 1996 and 1997, and the related consolidated statements of operations, net assets / shareholders' equity and cash flows for the year ended
December 31, 1995 and for the period January 1, 1996 to October 14, 1996, the Predecessor periods, and for the period October 15, 1996 to December 31, 1996, and for the year ended December 31, 1997, the Successor periods, included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included under Item 14 of the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG FIDES PEAT


Zurich, Switzerland
February 6, 1998




SCHEDULE I- VALUATION AND QUALIFYING ACCOUNTS

----------------------------------------------------------------------------
     Column A       Column B          Column C        Column D      Column E
----------------------------------------------------------------------------
                                     Additions
                              -----------------------
                                   (1)      (2)
                   Balance at   Charged    Charged to               Balance
                      the       to costs    other                     at
                   beginning      and      accounts   -Deductions-   end of
    Description    of period    expenses   describe     describe     period
---------------------------------------------------------------------------
                                                       Note (A)

Accounts
Receivable-
   allowance for
   doubtful
   accounts:

   Year ended
    December 31,
    1997              8,388      1,516        -          2,235      7,669

   For the period
    October 15,
    1996 to
    December 31,
    1996              9,429         97        -          1,138      8,388

   For the period
    January 1,
    1996 to
    October 14,
    1996              9,292        370        -            233      9,429

   Year ended
    December 31,
    1995              7,411      3,287                   1,406      9,292

---------------------------------------------------------------------------

Note A
   Represents excess of uncollectable balances written off over recoveries of accounts previously written off. Additionally, amounts are net of foreign currency translation effect of $(409), $(375), $(159) and $(552) for the year ended 1995, for the period from January 1, 1996 to October 14, 1996, for the period from October 15, 1996 to December 31, 1996 and for the year ended December 31, 1997, respectively.