Form 10-Q
period 1998-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 1998-05-06
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

Commission File Number 1-13595

                     Mettler-Toledo International Inc.
         ---------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                    Delaware                               13-3668641
       ---------------------------------       ---------------------------------
        (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

         Im Langacher, P.O. Box MT-100
        CH 8608 Greifensee, Switzerland
       ---------------------------------                 -----------------------
    (Address of principal executive offices)              (Zip Code)


                               41-1-944-22-11
         ---------------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant has 38,336,014 shares of Common Stock outstanding at March 31, 1998.


                              METTLER-TOLEDO INTERNATIONAL INC.
                            INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                     Page No.
                                                                     --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Consolidated Financial Statements:
     Interim Consolidated Balance Sheets as of December 31, 1997           3
          and March 31, 1998

     Interim Consolidated Statements of Operations for the three           4
          months ended March 31, 1997 and 1998

     Interim Consolidated Statements of Shareholders' Equity               5
          for the three months ended March 31, 1997 and 1998

     Interim Consolidated Statements of Cash Flows for the three           6
          months ended March 31, 1997 and 1998

     Notes to the Interim Consolidated Financial Statements                7

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF
         FINANCIAL  CONDITION AND RESULTS OF OPERATIONS                    9

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         13

PART II. OTHER INFORMATION                                                13

ITEM 1.  LEGAL PROCEEDINGS                                                13

ITEM 2.  CHANGES IN SECURITY                                              13

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                   13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              13

ITEM 5.  OTHER INFORMATION                                                13

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 13

Signature                                                                 14


                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     METTLER-TOLEDO INTERNATIONAL INC.

                    INTERIM CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND MARCH 31, 1998
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             DECEMBER 31,      MARCH 31,
                                                                1997             1998
                                                                ----             ----
                                                                              (UNAUDITED)

                          ASSETS

Current assets:
    Cash and cash equivalents                                    $23,566         $21,303
    Trade accounts receivable, net                               153,619         152,396
    Inventories                                                  101,047         101,020
    Deferred taxes                                                 7,584           7,628
    Other current assets and prepaid expenses                     24,066          24,602
                                                            -------------    --------------
        Total current assets                                     309,882         306,949
Property, plant and equipment, net                               235,262         224,230
Excess of cost over net assets acquired, net                     183,318         182,323
Non-current deferred taxes                                         5,045           5,228
Other assets                                                      15,806          16,408
                                                            -------------    --------------
        Total assets                                            $749,313        $735,138
                                                            =============    ==============

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Trade accounts payable                                       $39,342         $32,166
    Accrued and other liabilities                                 80,844          94,389
    Accrued compensation and related items                        43,214          38,938
    Taxes payable                                                 33,267          32,557
    Deferred taxes                                                10,486          10,093
    Short-term borrowings and current maturities of
        long-term debt                                            56,430          54,952
                                                            -------------    --------------
        Total current liabilities                                263,583         263,095
Long-term debt                                                   340,334         319,207
Non-current deferred taxes                                        25,437          24,142
Other non-current liabilities                                     91,011          91,181
                                                            -------------    --------------
        Total liabilities                                        720,365         697,625

Minority interest                                                  3,549           3,587

Shareholders' equity:

    Preferred stock, $0.01 par value per share;
        authorized 10,000,000 shares                                   -               -
    Common stock, $0.01 par value per share; authorized
        125,000,000 shares: issued 38,336,014 shares
        (excluding 64,467 shares held in treasury)                   383             383
    Additional paid-in capital                                   284,630         284,630
    Accumulated deficit                                         (224,152)       (217,314)
    Accumulated other comprehensive income                       (35,462)        (33,773)
                                                            -------------    --------------
        Total shareholders' equity                                25,399          33,926
Commitments and contingencies
                                                            -------------    --------------
        Total liabilities and shareholders' equity              $749,313        $735,138
                                                            =============    ==============

         See the accompanying notes to the interim consolidated financial statements


                     METTLER-TOLEDO INTERNATIONAL INC.

               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                              MARCH 31,        MARCH 31,
                                                                1997             1998
                                                                ----             ----
                                                            (UNAUDITED)       (UNAUDITED)

Net sales                                                       $197,402       $215,655
Cost of sales                                                    114,120        121,048
                                                            -------------   ---------------
    Gross profit                                                  83,282         94,607

Research and development                                          10,832         10,795
Selling, general and administrative                               60,193         65,112
Amortization                                                       1,157          1,818
Interest expense                                                   9,446          5,879
Other charges, net                                                 3,754            454
                                                            -------------   ---------------
    Earnings (loss) before taxes and
        minority interest                                         (2,100)        10,549
Provision (benefit) for taxes                                     (1,087)         3,692
Minority interest                                                    109             19
                                                            -------------   ---------------
    Net earnings (loss)                                          $(1,122)        $6,838
                                                            =============   ===============

Basic earnings (loss) per common share:
    Net earnings (loss)                                           $(0.04)         $0.18
    Weighted average number of common shares                  30,686,065     38,336,014

Diluted earnings (loss) per common share:
    Net earnings (loss)                                          $(0.04)          $0.17
    Weighted average number of common shares                  30,686,065     40,600,109


     See the accompanying notes to the interim consolidated financial statements



                     METTLER-TOLEDO INTERNATIONAL INC.

          INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                 COMMON STOCK                                      ACCUMULATED
                                                  ALL CLASSES         ADDITIONAL                      OTHER
                                             -------------------       PAID-IN   ACCUMULATED      COMPREHENSIVE
                                             SHARES       AMOUNT       CAPITAL     DEFICIT            INCOME        TOTAL
                                             ------       ------       -------     -------            ------        -----


Balance at December 31, 1996               2,438,514            $25    $188,084   $(159,046)        $(16,637)      $12,426


Comprehensive income

   Net loss                                        -              -          -       (1,122)               -        (1,122)
   Change in currency
      translation adjustment                       -              -          -            -           (8,322)       (8,322)
                                                                                                               -------------
Comprehensive income                                                                                                (9,444)
                                          ------------  ------------  ---------  -----------     ------------  -------------
Balance at March 31, 1997                  2,438,514            $25    $188,084   $(160,168)        $(24,959)       $2,982
                                          ============  ============  =========  ===========     ============  =============

Balance at December 31, 1997              38,336,014           $383    $284,630   $(224,152)        $(35,462)      $25,399

Comprehensive income

   Net earnings                                    -              -          -        6,838                -         6,838
   Change in currency
       translation adjustment                      -              -          -            -            1,689         1,689
                                                                                                               -------------
Comprehensive income                                                                                                 8,527
                                          ------------  ------------  ---------  -----------     ------------  -------------
Balance at March 31, 1998                 38,336,014           $383    $284,630   $(217,314)        $(33,773)      $33,926
                                          ============  ============  =========  ===========     ============  =============

                           See the accompanying notes to the interim consolidated financial statements


                     METTLER-TOLEDO INTERNATIONAL INC.

               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                               (IN THOUSANDS)


                                                          MARCH 31,         MARCH 31,
                                                            1997              1998
                                                            ----              ----
                                                         (UNAUDITED)       (UNAUDITED)

Cash flow from operating activities:
    Net earnings (loss)                                   $(1,122)           $6,838
    Adjustments to reconcile net
      earnings (loss) to net cash
      provided by operating activities:
        Depreciation                                        5,821             5,877
        Amortization                                        1,157             1,818
        Net gain on disposal of long-term assets              (53)           (2,142)
        Deferred taxes                                     (1,446)             (611)
        Minority interest                                     109                19
    Increase (decrease) in cash resulting from changes in:
        Trade accounts receivable, net                     (8,557)             (164)
        Inventories                                        (7,819)           (1,121)
        Other current assets                               (2,405)           (2,247)
        Trade accounts payable                             (1,436)           (6,729)
        Accruals and other liabilities, net                23,832            10,623
                                                    ---------------   ---------------
               Net cash provided by operating
                 activities                                 8,081            12,161
                                                    ---------------   ---------------

Cash flows from investing activities:
    Proceeds from sale of property,
      plant and equipment                                     431            12,183
    Purchase of property, plant and equipment              (3,063)           (7,417)
    Acquisitions                                                -            (2,573)
    Other investing activities                                (98)                -
                                                    ---------------   ---------------
               Net cash provided by (used in)
                 investing activities                      (2,730)            2,193
                                                    ---------------   ---------------

Cash flows from financing activities:
    Proceeds from borrowings                                1,055             3,447
    Repayments of borrowings                              (23,160)          (19,922)
                                                    ---------------   ---------------
               Net cash used in financing
                 activities                               (22,105)          (16,475)
                                                    ---------------   ---------------

Effect of exchange rate changes on cash and cash
    equivalents                                            (3,343)             (142)
                                                    ---------------   ---------------

Net decrease in cash and cash equivalents                 (20,097)           (2,263)

Cash and cash equivalents:
    Beginning of period                                   $60,696           $23,566
                                                    ---------------   ---------------
    End of period                                         $40,599           $21,303
                                                    ===============   ===============

     See the accompanying notes to the interim consolidated financial statements


                     METTLER-TOLEDO INTERNATIONAL INC.

           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands unless otherwise stated)

1.     BASIS OF PRESENTATION

Mettler-Toledo International Inc. ("Mettler Toledo" or the "Company"), formerly MT Investors Inc., is a global supplier of precision instruments and is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufactures and sells certain related analytical and measurement technologies. The Company's manufacturing facilities are located in Switzerland, the United States, Germany, the U.K. and China. The Company's principal executive offices are located in Greifensee, Switzerland.

The Company was incorporated by AEA Investors Inc. ("AEA") and recapitalized to effect the acquisition (the "Acquistion") of the Mettler-Toledo Group from Ciba-Geigy AG ("Ciba") and its wholly owned subsidiary, AG fur Prazisionsinstrumente ("AGP") on October 15, 1996. The Company has accounted for the Acquisition using the purchase method of accounting. Accordingly, the costs of the Acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of the Company. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1997 and 1998 should be read in conjunction with the December 31, 1996 and 1997 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.


                     METTLER-TOLEDO INTERNATIONAL INC.

    NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                  (In thousands unless otherwise stated)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using either the first in, first out (FIFO) or weighted average cost methods and to a lesser extent the last in, first out (LIFO) method.

Inventories consisted of the following at December 31, 1997 and March 31, 1998:

                                            December 31,            March 31,
                                                1997                  1998
                                          ----------------      ----------------

           Raw materials and parts              $42,435                $39,760
           Work in progress                      29,746                 32,602
           Finished goods                        28,968                 28,763
                                          ----------------      ----------------
                                                101,149                101,125
           LIFO reserve                            (102)                  (105)
                                          ----------------
                                               $101,047               $101,020
                                          ================      ================


EARNINGS (LOSS) PER COMMON SHARE

Effective December 31, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Accordingly, basic and diluted earnings (loss) per common share data for each period presented have been determined in accordance with the provisions of SFAS 128. In accordance with the treasury stock method, the Company has included 2,264,095 equivalent shares related to 4,408,740 outstanding  options to purchase  shares of common  stock,  as described in
Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in the calculation of diluted weighted average number of common shares for the period ended March 31, 1998. Such common stock equivalents were not included in the computation of diluted loss per common share for the period ended March 31, 1997, as the effect is antidilutive. The Company retroactively adjusted its weighted average common shares for the purpose of the basic and diluted loss per common share computations for the 1997 period pursuant to SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 issued in February 1998.

REPORTING COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be shown in the financial statements. The Company has displayed comprehensive income and its components in the Interim Consolidated Statements of Shareholders' Equity. Prior year financial statements have been restated to reflect the application of SFAS 130 as required by the standard. The adoption of SFAS 130 did not have a material effect on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

GENERAL

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. ("the Company"). Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

On May 30, 1997, the Company acquired Safeline for (pound)61.0 million (approximately $100 million at May 30, 1997) plus up to an additional (pound)6.0 million (approximately $10.0 million at May 30, 1997) for a contingent earn-out payment. In October 1997, the Company made an additional payment, representing a post-closing adjustment, of (pound)1.9 million (approximately $3.1 million at October 3, 1997). Such amount has been accounted for as additional purchase price. Safeline, based in Manchester, U.K., is the world's largest manufacturer and marketer of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries.
Safeline's metal detectors can also be used in conjunction with the Company's checkweighing products for important quality and safety checks in these industries. The Safeline Acquisition was financed by borrowings under the Company's then-existing credit facility together with the issuance of (pound)13.7 million (approximately $22.4 million at May 30, 1997) of seller loan notes which mature May 30, 1999. At March 31, 1998 (pound)4.5 million (approximately $7.5 million at March 31, 1998) remained outstanding under the seller loan notes.

During the fourth quarter of 1997, the Company completed its initial public offering of 7,666,667 shares of Common Stock, including the underwriters' over-allotment option, (the "Offering") at a per share price equal to $14.00. The Offering raised net proceeds, after underwriters' commission and expenses, of approximately $97.3 million. In connection with the Offering, the Company effected a merger by and between it and its direct wholly owned subsidiary, Mettler-Toledo Holding Inc., whereby Mettler-Toledo Holding Inc. was merged with and into the Company (the "Merger"). In connection with the Merger, all classes of the Company's previous outstanding common stock were converted into 30,669,347 shares of a single class of Common Stock. Concurrently with the Offering, the Company entered into a bank credit agreement (the "Credit Agreement") borrowings from which, along with the proceeds from the Offering, were used to repay substantially all of the Company's then existing debt (collectively, the "Refinancing"). The Company also terminated its management consulting agreement with AEA Investors Inc.

RESULTS OF OPERATIONS

Net sales were $215.7 million for the three months ended March 31, 1998 compared to $197.4 million for the corresponding period in the prior year. This reflected an increase of 14% in local currency (7% absent the Safeline Acquisition). Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the three month period increased 9%.

Net sales in Europe increased 17% in local currencies during the three months ended March 31, 1998 versus the corresponding period in the prior year. The Company has continued to experience favorable sales trends in Europe, which began in the second half of 1997, as a result of the strengthening of the European economy. Net sales in local currencies during the three-month period in the Americas increased 16% principally due to improved market conditions for sales to industrial and food retailing customers. Net sales in local currencies in the three month period in Asia and other markets decreased 3%. The Company's business in Asia has deteriorated in the three months ending March 31, 1998 primarily as a result of a decline in net sales in Southeast Asia and Korea (which collectively represented approximately 3% of the Company's total net sales for 1997). The Company anticipates that market conditions in Asia will adversely affect sales in 1998 and that margins in that region will be reduced. The Company believes Asia and other emerging markets will continue to provide opportunities for growth in the long term based upon the movement toward international quality standards, the need to upgrade mechanical scales to electronic versions and the establishment of local production facilities by the Company's multinational client base.

The operating results for Safeline (which were included in the Company's results from May 31, 1997) would have had the effect of increasing the Company's net sales by $11.0 million for the three months ended March 31, 1997. Additionally, Safeline's operating results during the same period would have increased the Company's Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) by $2.4 million.

Gross profit as a percentage of net sales increased to 43.9% for the three months ended March 31, 1998, compared to 42.2% for the corresponding period in the prior year. The improved gross profit percentage reflects the benefits of reduced product costs arising from the Company's research and development efforts and ongoing productivity improvements.

Research and development expenses as a percentage of net sales decreased to 5.0% for the three months ended March 31, 1998, compared to 5.5% for the corresponding period in the prior year; however, the local currency spending level remained relatively constant period to period.

Selling, general and administrative expenses as a percentage of net sales decreased to 30.2% for the three months ended March 31, 1998, compared to 30.5% for the corresponding period in the prior year. This decrease primarily reflects the benefits of ongoing cost efficiency programs.

Adjusted Operating Income was $18.7 million, or 8.7% of sales, for the three months ended March 31, 1998 compared to $12.3 million, or 6.2% of sales, for the three months ended March 31, 1997, an increase of 52.6%.

Interest expense decreased to $5.9 million for the three months ended March 31, 1998, compared to $9.4 million for the corresponding period in the prior year. The decrease was principally due to benefits received from the Offering, the Refinancing and cash flow provided by operations.

Other charges, net of $0.5 million for the three months ended March 31, 1998 compared to other charges, net of $3.8 million for the corresponding period in the prior year. The 1998 amount includes gains on asset sales and interest income, offset by other charges. The 1997 period includes $4.8 million ($4.0 million after tax) relating to (i) certain derivative financial instruments acquired in 1996 and closed in 1997 and (ii) foreign currency exchange losses resulting from certain unhedged bank debt denominated in foreign currencies (such derivative financial instruments and such unhedged bank debt are no longer held pursuant to current Company policy).

The provision for taxes is based upon the Company's projected annual effective tax rate for the related period. The decrease in the projected annual effective tax rate from 1997 to 1998 includes a benefit of approximately 5 percentage points based upon a change in Swiss tax law which will only benefit the 1998 period.

The net earnings of $6.8 million for the three months ended March 31, 1998 compared to net loss of $1.1 million for the corresponding period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

In November 1997, the Company refinanced its previous credit agreement and purchased all of its 9 3/4% Senior Subordinated Notes due 2006 (the "Notes") pursuant to a tender offer with proceeds from the Offering and additional borrowings under the Credit Agreement. The Notes were originally issued in October 1996 at the time of the Acquisition.

The Credit Agreement provides for term loan borrowings in aggregate principal amounts of $99.7 million, SFr 83.9 million (approximately $55.9 million at March 31, 1998) and (pound)21.3 million (approximately $35.8 million at March 31, 1998) that are scheduled to mature in 2004, a Canadian revolver with availability of CDN $26.3 million (approximately CDN $19.5 million of which was drawn as of March 31, 1998) which is scheduled to mature in 2004, and a multi-currency revolving credit facility with availability of $400.0 million (approximately $240.0 million of which was available at March 31, 1998) which is also scheduled to mature in 2004. The Company had borrowings of $348.3 million under the Credit Agreement and $25.9 million under various other arrangements as of March 31, 1998. Under the Credit Agreement, amounts outstanding under the term loans amortize in quarterly installments. In addition, the Credit Agreement obligates the Company to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants. The Credit Agreement is secured by certain assets of the Company. The Credit Agreement imposes certain restrictions on the Company's ability to pay dividends to its shareholders.

At March 31, 1998, approximately $106.7 million of the borrowings under the Credit Agreement were denominated in U.S. dollars. The balance of the borrowings under the Credit Agreement and under local working capital facilities were also denominated in certain of the Company's other principal trading currencies amounting to approximately $267.5 million at March 31, 1998. Changes in exchange rates between the currencies in which the Company generates cash flow and the currencies in which its borrowings are denominated will affect the Company's liquidity. In addition, because the Company borrows in a variety of currencies, its debt balances will fluctuate due to changes in exchange rates. See "Effect of Currency on Results of Operations" below.

The Company's cash provided by operating activities increased from $8.1 million in the three months ended March 31, 1997 to $12.2 million in the three months ended March 31, 1998. The increase resulted principally from improved Adjusted Operating Income and lower interest costs resulting from the Offering and Refinancing.

At March 31, 1998, consolidated debt, net of cash, was $352.9 million.

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

CAUTIONARY STATEMENT

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including capital expenditures, planned product introductions, research and development expenditures, potential future growth, including potential penetration of developed markets and potential growth opportunities in emerging markets, potential future acquisitions, potential cost savings from planned employee reductions and restructuring programs, estimated proceeds from and timing of asset sales, planned operational changes and research and development efforts, strategic plans and future cash sources and requirements. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events of otherwise. These forward-looking statements are subject to a number of risks and uncertainties, including the risk of substantial indebtedness on operations and liquidity, risks associated with currency fluctuations, risks associated with international operations, highly competitive markets and technological developments, risks relating to downturns or consolidation affecting the Company's customers, risks relating to future acquisitions, risks associated with reliance on key management, uncertainties associated with environmental matters, risks relating to restrictions on payment of dividends and risks relating to certain anti-takeover provisions, which could cause actual results to differ materially from historical results or those anticipated. For a more detailed discussion of these factors, see the Mettler-Toledo International Inc. Annual Report on Form 10-K for the year ended December 31, 1997.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           NOT APPLICABLE

                         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS   NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES   NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES   NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting will be held on May 18, 1998.

ITEM 5.  OTHER INFORMATION   NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                10.1 Mettler-Toledo International Inc. 1997 Amended and Restated Stock Option Plan
                27.    Financial Data Schedule - attached

         (b)    Reports on Form 8-K - None


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               Mettler-Toledo International Inc.

Date: May 6, 1998                              By:/s/ William P. Donnelly
                                                  ------------------------------
                                                  William P. Donnelly
                                                  Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer