Form 10-Q
period 1998-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 1998-08-12
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
      _________________

Commission File Number 1-13595

                     Mettler-Toledo International Inc.
      ---------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                Delaware                                13-3668641
----------------------------------------  --------------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

     Im Langacher, P.O. Box MT-100
    CH 8606 Greifensee, Switzerland
----------------------------------------  --------------------------------------
    (Address of principal executive                   (Zip Code)
               offices)

                               41-1-944-22-11
      ---------------------------------------------------------------
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

The Registrant has  38,336,014  shares of Common Stock  outstanding at June
30, 1998.


                     METTLER-TOLEDO INTERNATIONAL INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                      Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
   Interim Consolidated Balance Sheets as of December 31, 1997            3
    and June 30, 1998

   Interim Consolidated Statements of Operations for the six              4
    months ended June 30, 1997 and 1998

   Interim Consolidated Statements of Operations for the three            5
    months ended June 30, 1997 and 1998

   Interim Consolidated Statements of Shareholders' Equity                6
    for the six months ended June 30, 1997 and 1998

   Interim Consolidated Statements of Cash Flows for the six              7
    months ended June 30, 1997 and 1998

   Notes to the Interim Consolidated Financial Statements                 8

Item 2. Management's  Discussion and Analysis of Financial  Condition    10
         and Results of Operations

Item 3.  Quantitive and Qualitative Disclosures About Market Risk        15

Part II.  OTHER INFORMATION                                              15

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities                                           15

Item 3.  Default upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 5.  Other Information                                               15

Item 6.  Exhibits and Reports on Form 8-K                                15

Signature                                                                16


                       Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      METTLER-TOLEDO INTERNATIONAL INC.

                     INTERIM CONSOLIDATED BALANCE SHEETS
                  As of December 31, 1997 and June 30, 1998
                    (In thousands, except per share data)

                                                  December 31,  June 30,
                                                    1997          1998
                                                    ----          ----
                                                              (unaudited)
                     ASSETS
Current assets:
   Cash and cash equivalents                       $  23,566    $  14,534
   Trade accounts receivable, net                    153,619      161,505
   Inventories                                       101,047      100,895
   Deferred taxes                                      7,584        7,907
   Other current assets and prepaid expenses          24,066       21,511
                                                   ---------    ---------
      Total current assets                           309,882      306,352
Property, plant and equipment, net                   235,262      220,574
Excess of cost over net assets acquired, net         183,318      182,751
Non-current deferred taxes                             5,045        5,307
Other assets                                          15,806       16,860
                                                   ---------    ---------
      Total assets                                 $ 749,313    $ 731,844
                                                   =========    =========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                          $  39,342    $  33,607
   Accrued and other liabilities                      80,844       86,489
   Accrued compensation and related items             43,214       38,502
   Taxes payable                                      33,267       33,186
   Deferred taxes                                     10,486        9,796
   Short-term borrowings and current maturities
      of long-term debt                               56,430       56,410
                                                   ---------    ---------
      Total current liabilities                      263,583      257,990
Long-term debt                                       340,334      303,235
Non-current deferred taxes                            25,437       24,411
Other non-current liabilities                         91,011       95,434
                                                   ---------    ---------
      Total liabilities                              720,365      681,070

Minority interest                                      3,549        3,503

Shareholders' equity:
   Preferred stock, $0.01 par value per share;
    authorized 10,000,000 shares                        --           --
   Common stock, $0.01 par value per share;
    authorized 125,000,000 shares: issued
    38,336,014 shares (excluding 64,467 shares
    held in treasury)                                    383          383
   Additional paid-in capital                        284,630      284,630
   Accumulated deficit                              (224,152)    (205,917)
   Accumulated other comprehensive income            (35,462)     (31,825)
                                                   ---------    ---------
      Total shareholders' equity                      25,399       47,271

Commitments and contingencies                           --           --
      Total liabilities and shareholders' equity   $ 749,313    $ 731,844
                                                   =========    =========

 See the accompanying notes to the interim consolidated financial statements


                      METTLER-TOLEDO INTERNATIONAL INC.

                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                   Six months ended June 30, 1997 and 1998
                    (In thousands, except per share data)


                                                      June 30,       June 30,
                                                       1997           1998
                                                   ------------    ------------
                                                    (unaudited)    (unaudited)

Net sales                                          $    417,814    $    444,101
Cost of sales                                           237,516         247,827
                                                   ------------    ------------
   Gross profit                                         180,298         196,274

Research and development                                 22,444          22,015
Selling, general and administrative                     126,351         129,543
Amortization                                              2,333           3,619
Purchased research and development                       29,959            --
Interest expense                                         19,170          11,783
Other charges, net                                        2,191             770
                                                   ------------    ------------
   Earnings (loss) before taxes,
     minority interest and extraordinary item           (22,150)         28,544

Provision for taxes                                       4,337          10,218
Minority interest                                           248              91
                                                   ------------    ------------
   Earnings (loss) before extraordinary item            (26,735)         18,235

Extraordinary item - debt extinguishment                 (9,552)           --
                                                   ------------    ------------
Net earnings (loss)                                $    (36,287)   $     18,235
                                                   ============    ============

Basic earnings (loss) per common share:
   Net earnings (loss) before extraordinary item   $      (0.87)   $       0.48
   Extraordinary item                                     (0.31)           --
                                                   ------------    ------------
   Net earnings (loss)                             $      (1.18)   $       0.48
                                                   ============    ============
   Weighted average number of common shares          30,694,216      38,336,014

Diluted earnings (loss) per common share:
   Net earnings (loss) before extraordinary item   $      (0.87)   $       0.45
   Extraordinary item                                     (0.31)           --
                                                   ------------    ------------
   Net earnings (loss)                             $      (1.18)   $       0.45
                                                   ============    ============
   Weighted average number of common shares          30,694,216      40,620,312


See the accompanying notes to the interim consolidated financial statements



                      METTLER-TOLEDO INTERNATIONAL INC.

                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three months ended June 30, 1997 and 1998
                    (In thousands, except per share data)


                                                      June 30,       June 30,
                                                        1997           1998
                                                   ------------    ------------
                                                    (unaudited)     (unaudited)

Net sales                                          $    220,412    $    228,446
Cost of sales                                           123,396         126,779
                                                   ------------    ------------
   Gross profit                                          97,016         101,667

Research and development                                 11,612          11,220
Selling, general and administrative                      66,158          64,431
Amortization                                              1,176           1,801
Purchased research and development                       29,959            --
Interest expense                                          9,724           5,904
Other charges (income), net                              (1,563)            316
                                                   ------------    ------------
   Earnings (loss) before taxes,
     minority interest and extraordinary item           (20,050)         17,995

Provision for taxes                                       5,424           6,526
Minority interest                                           139              72
                                                   ------------    ------------
   Earnings (loss) before extraordinary item            (25,613)         11,397

Extraordinary item - debt extinguishment                 (9,552)           --
                                                   ------------    ------------
Net earnings (loss)                                $    (35,165)   $     11,397
                                                   ============    ============

Basic earnings (loss) per common share:
   Net earnings (loss) before extraordinary item   $      (0.84)   $       0.30
   Extraordinary item                                     (0.31)           --
                                                   ------------    ------------
   Net earnings (loss)                             $      (1.15)   $       0.30
                                                   ============    ============
   Weighted average number of common shares          30,702,367      38,336,014

Diluted earnings (loss) per common share:
   Net earnings (loss) before extraordinary item   $      (0.84)   $       0.28
   Extraordinary item                                     (0.31)           --
                                                   ------------    ------------
   Net earnings (loss)                             $      (1.15)   $       0.28
                                                   ============    ============
   Weighted average number of common shares          30,702,367      40,640,516


 See the accompanying notes to the interim consolidated financial statements


                      METTLER-TOLEDO INTERNATIONAL INC.

           INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Six months ended June 30, 1997 and 1998
                    (In thousands, except per share data)

                                                  Common Stock                                          Accumulated
                                                   All Classes           Additional                        Other
                                            -------------------------      Paid-in      Accumulated    Comprehensive
                                             Shares         Amount         Capital        Deficit         Income           Total
                                           ----------     -----------    -----------    -----------     -----------     -----------
Balance at December 31, 1996                2,438,514     $        25    $   188,084    $  (159,046)    $   (16,637)    $    12,426
New issuance of Class A
  and C shares                                  3,857            --              300           --              --               300
Comprehensive
  income:
   Net loss                                      --              --             --          (36,287)           --           (36,287)
   Change in currency
      translation adjustment                     --              --             --             --            (7,570)         (7,570)
                                                                                                                        -----------
Comprehensive income                                                                                                        (43,857)
                                           ----------     -----------    -----------    -----------     -----------     -----------
Balance at June 30, 1997                    2,442,371     $        25    $   188,384    $  (195,333)    $   (24,207)    $   (31,131)
                                           ==========     ===========    ===========    ===========     ===========     ===========

Balance at December 31, 1997               38,336,014     $       383    $   284,630    $  (224,152)    $   (35,462)    $    25,399
Comprehensive
  income:
   Net earnings                                  --              --             --           18,235            --            18,235
   Change in currency
     translation adjustment                      --              --             --             --             3,637           3,637
                                                                                                                        -----------
Comprehensive income                                                                                                         21,872
                                           ----------     -----------    -----------    -----------     -----------     -----------
Balance at June 30, 1998                   38,336,014     $       383    $   284,630    $  (205,917)    $   (31,825)    $    47,271
                                           ==========     ===========    ===========    ===========     ===========     ===========

 See the accompanying notes to the interim consolidated financial statements


                      METTLER-TOLEDO INTERNATIONAL INC.

                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended June 30, 1997 and 1998
                                (In thousands)


                                               June 30,       June 30,
                                                 1997           1998
                                                 ----           ----
                                              (unaudited)  (unaudited)
Cash flows from operating activities:
   Net earnings (loss)                         $ (36,287)   $  18,235
   Adjustments to reconcile net earnings
     (loss) to net cash provided by
     operating activities:
      Depreciation                                11,802       11,765
      Amortization                                 2,333        3,619
      Write-off of purchased research and
       development and cost of sales
       associated with revaluation
       of inventories                             32,013         --
      Extraordinary item - debt
       extinguishment                              9,552         --
      Net gain on disposal of long-term
       assets                                       (478)      (1,905)
      Deferred taxes                              (2,336)      (1,179)
      Minority interest                              248           91
   Increase (decrease) in cash resulting
    from changes in:
      Trade accounts receivable, net              (7,792)     (10,343)
      Inventories                                 (6,540)      (2,148)
      Other current assets                        (3,081)       3,455
      Trade accounts payable                      (5,969)      (5,106)
      Accruals and other liabilities, net         16,757        5,356
                                               ---------    ---------
            Net cash provided by operating
              activities                          10,222       21,840
                                               ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of property, plant
    and equipment                                  2,297       12,863
   Purchase of property, plant and equipment      (8,760)     (12,686)
   Acquisitions                                  (74,908)      (3,902)
   Other investing activities                     (1,629)        (885)
                                               ---------    ---------
            Net cash used in
              investing activities               (83,000)      (4,610)
                                               ---------    ---------

Cash flows from financing activities:
   Proceeds from borrowings                      312,592        5,896
   Repayments of borrowings                     (265,780)     (31,860)
   New issuance of shares                            300         --
                                               ---------    ---------
             Net cash provided by (used in)
               financing activities               47,112      (25,964)
                                               ---------    ---------

Effect of exchange rate changes on cash and
   cash equivalents                               (3,755)        (298)
                                               ---------    ---------

Net decrease in cash and cash equivalents        (29,421)      (9,032)

Cash and cash equivalents:
   Beginning of period                            60,696       23,566
                                               ---------    ---------
   End of period                               $  31,275    $  14,534
                                               =========    =========


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

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of the Company. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 1998 and for the six and three month periods ended June 30, 1997 and 1998 should be read in conjunction with the December 31, 1996 and 1997 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

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

Inventories consisted of the following at December 31, 1997 and June 30, 1998:


                                              December 31,        June 30,
                                                 1997               1998
                                               ---------         ---------

          Raw materials and parts              $  42,435         $  39,415
          Work in progress                        29,746            33,089
          Finished goods                          28,968            28,439
                                               ---------         ---------
                                                 101,149           100,943
          LIFO reserve                              (102)              (48)
                                               =========         =========
                                               $ 101,047         $ 100,895
                                               =========         =========


Earnings (Loss) Per Common Share

Effective December 31, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Accordingly, basic and diluted earnings (loss) per common share data for each period presented have been determined in accordance with the provisions of SFAS 128. In accordance with the treasury stock method, the Company has included 2,284,298 and 2,304,502 equivalent shares related to 4,350,048 outstanding options to purchase shares of common stock, as described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in the calculation of diluted weighted average number of common shares for the six and three month periods ended June 30, 1998, respectively. Such common stock equivalents were not included in the computation of diluted loss per common share for the period ended June 30, 1997, as the effect is antidilutive. The Company retroactively adjusted its weighted average common shares for the purpose of the basic and diluted loss per common share computations for the 1997 period pursuant to SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 issued in February 1998.

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


General

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. (the "Company"). Operating results for the six and three month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

On May 30, 1997, the Company acquired Safeline Limited. The purchase price was (pound)63.7 million (approximately $104.4 million at May 30, 1997), including a post-closing adjustment of (pound)1.9 million which was paid in October 1997 and an earn-out of (pound)0.8 million which was paid in June 1998. Safeline, based in Manchester, U.K., is the world's largest manufacturer and marketer of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Safeline's metal detectors can also be used in conjunction with the Company's checkweighing products for important quality and safety checks in these industries. The Safeline Acquisition was financed by borrowings under the Company's then-existing credit facility together with the issuance of (pound)13.7 million (approximately $22.4 million at May 30, 1997) of seller loan notes which mature May 30, 1999. At June 30, 1998 (pound)4.5 million (approximately $7.4 million at June 30, 1998) remained outstanding under the seller loan notes.

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

During the second quarter of 1998, the Company filed a registration statement covering shares of its common stock sold by certain selling stockholders which was declared effective by the U.S. Securities and Exchange Commission (the "Secondary Offering"). Pursuant to this registration statement the sale of 11,464,400 shares was completed in July 1998. No directors, executive officers or other employees sold shares in the Secondary Offering. Also, the Company did not sell shares or receive proceeds in the Secondary Offering. The Company incurred a charge of $0.7 million in conjunction with the Secondary Offering during the second quarter of 1998.

Subsequent to the second quarter of 1998 the Company acquired Bohdan Automation Inc., a leading supplier of laboratory automation and automated synthesis products. The Company anticipates incurring a non-cash acquisition charge in the third quarter of 1998 for purchased research and development costs in connection with this acquisition.

Results of Operations

Net sales were $444.1 million and $228.4 million for the six and three month periods ended June 30, 1998 compared to $417.8 million and $220.4 million for the corresponding periods in the prior year. This reflected increases of 10% and 7% in local currency (5% and 3% absent the Safeline Acquisition) for the six and three month periods, respectively. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the six and three month periods increased 6% and 4%, respectively.

Net sales in Europe increased 13% and 10% in local currencies during the six and three month periods ended June 30, 1998, respectively, versus the corresponding periods in the prior year. The Company has continued to experience favorable sales trends in Europe, which began in the second half of 1997, as a result of the strengthening of the European economy. Net sales in local currencies during the six and three month periods in the Americas increased 12% and 7%, respectively, due to improved market conditions across most product lines. Net sales in local currencies in the six and three month periods in Asia and other markets decreased 5% and 7%, respectively. The Company's business in Asia has deteriorated in the six and three month periods ending June 30, 1998 primarily as a result of a decline in net sales in Southeast Asia and Korea (which collectively represented approximately 3% of the Company's total net sales for 1997). The Company anticipates that market conditions in Asia will adversely affect sales in 1998 and that margins in that region will be reduced. The Company believes Asia and other emerging markets will continue to provide opportunities for growth in the long term based upon the movement toward international quality standards, the need to upgrade mechanical scales to electronic versions and the establishment of local production facilities by the Company's multinational client base.

The operating results for Safeline (which were included in the Company's results from May 31, 1997) would have had the effect of increasing the Company's net sales by $19.0 million and $8.0 million for the six and three month periods ended June 30, 1997, respectively. Additionally, Safeline's operating results during the same periods would have increased the
Company's Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) by $4.4 million and $2.0 million, respectively.

Gross profit as a percentage of net sales increased to 44.2% for the six months ended June 30, 1998, compared to 43.2% for the six months ended June 30, 1997. Gross profit as a percentage of net sales increased to 44.5% for the three months ended June 30, 1998, compared to 44.0% for the corresponding period in the prior year. The 1997 periods include a $2.1 million non-cash charge associated with the excess of fair value over historical cost for inventories acquired in the Safeline acquisition.

Research and development expenses as a percentage of net sales decreased to 4.9% for the six and three months ended June 30, 1998, compared to 5.4% and 5.3% for the respective corresponding periods in the prior year; however, the local currency spending level remained relatively constant period to period.

Selling, general and administrative expenses as a percentage of net sales decreased to 29.2% for the six months ended June 30, 1998, compared to 30.2% for the corresponding period in the prior year. Selling, general and administrative expenses as a percentage of sales decreased to 28.2% for the three months ended June 30, 1998, compared to 29.9% for the three months ended June 30, 1997. These decreases primarily reflect the benefits of ongoing cost efficiency programs.

Adjusted Operating Income was $44.7 million, or 10.1% of sales, for the six months ended June 30, 1998 compared to $33.6 million, or 8.0% of sales, for the corresponding period in the prior year, an increase of 33.3%. Adjusted Operating Income was $26.0 million, or 11.4% of sales, for the three months ended June 30, 1998 compared to $21.3 million, or 9.7% of sales, for the three months ended June 30, 1997, an increase of 22.1%. The 1997 periods exclude the previously noted charge of $2.1 million for the revaluation of inventories to fair value in connection with the Safeline acquisition.

Interest expense decreased to $11.8 million and $5.9 million for the six and three month periods ended June 30, 1998, compared to $19.2 million and $9.7 million for the corresponding periods in the prior year. The decreases were principally due to benefits received from the Offering, the Refinancing and cash flow provided by operations.

Other charges, net of $0.8 million and $0.3 million for the six and three month periods ended June 30, 1998 compared to other charges (income), net of $2.2 million and $(1.6) million for the corresponding periods in the prior year, respectively. The 1998 amounts include a one-time charge of $0.7 million in conjunction with the Secondary Offering. The amount for the six months ended June 30, 1998 also includes gains on asset sales offset by other charges. The 1997 periods include a charge of $3.3 million ($2.7 million after tax) and income of $1.5 million ($1.3 million after tax) for the six and three month periods ended June 30, 1997, respectively, relating to (i) certain derivative financial instruments acquired in 1996 and closed in 1997 and (ii) foreign currency exchange losses resulting from certain unhedged bank debt denominated in foreign currencies (such derivative financial instruments and such unhedged bank debt are no longer held pursuant to current Company policy).

The provision for taxes is based upon the Company's projected annual effective tax rate for the related period. The decrease in the projected annual effective tax rate from 1997 to 1998 includes a benefit of approximately 5 percentage points based upon a change in Swiss tax law which will only benefit the 1998 period.

The extraordinary loss of $9.6 million in the 1997 periods represents charges for the write-off of capitalized debt issuance fees and related expenses associated with a previous credit facility.

The net earnings of $18.2 million and $11.4 million for the six and three month periods ended June 30, 1998 compared to net losses of $36.3 million and $35.2 million for the corresponding periods of the prior year. Excluding the Secondary Offering expenses in 1998 and the expense for purchased research and development, the revaluation of inventories to fair value, the losses and income relating to derivative financial instruments and unhedged bank debt denominated in foreign currencies, and the extraordinary item - debt extinguishment in 1997, net earnings would have been $18.9 million and $12.0 million for the six and three month periods ended June 30, 1998 compared to $7.3 million and $4.4 million for the corresponding periods in the prior year.


Liquidity and Capital Resources

The Credit Agreement provides for term loan borrowings in aggregate principal amounts of $97.8 million, SFr 82.3 million (approximately $53.8 million at June 30, 1998) and (pound)20.8 million (approximately $34.6 million at June 30, 1998) that are scheduled to mature in 2004, a Canadian revolver with availability of CDN $26.3 million (approximately CDN $18.7 million of which was drawn as of June 30, 1998) which is scheduled to mature in 2004, and a multi-currency revolving credit facility with availability of $400.0 million (approximately $250.0 million of which was available at June 30, 1998) which is also scheduled to mature in 2004. The Company had borrowings of $332.8 million under the Credit Agreement and $26.8 million under various other arrangements as of June 30, 1998. Under the Credit Agreement, amounts outstanding under the term loans amortize in quarterly installments. In addition, the Credit Agreement obligates the Company to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants. The Credit Agreement is secured by certain assets of the Company. The Credit Agreement imposes certain restrictions on the Company's ability to pay dividends to its shareholders.

At June 30, 1998, approximately $110.4 million of the borrowings under the Credit Agreement were denominated in U.S. dollars. The balance of the borrowings under the Credit Agreement and under local working capital facilities were also denominated in certain of the Company's other principal trading currencies amounting to approximately $249.2 million at June 30, 1998. Changes in exchange rates between the currencies in which the Company generates cash flow and the currencies in which its borrowings are denominated will affect the Company's liquidity. In addition, because the Company borrows in a variety of currencies, its debt balances will fluctuate due to changes in exchange rates. See "Effect of Currency on Results of Operations" below.

The Company's cash provided by operating activities increased from $10.2 million in the six months ended June 30, 1997 to $21.8 million in the six months ended June 30, 1998. The increase resulted principally from improved Adjusted Operating Income and lower interest costs resulting from the Offering and Refinancing.

At June 30, 1998, consolidated debt, net of cash, was $345.1 million.

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


New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ( "SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not determined the effect of the adoption of SFAS 133.


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

Item 1. Legal Proceedings   Not applicable

Item 2. Changes in Securities   Not applicable

Item 3. Defaults Upon Senior Securities   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The Mettler-Toledo International Inc. annual meeting of stockholders was held on May 18, 1998, at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission and the election of auditors for the Company.

        As of March 24, 1998, the record date for said meeting, there were 38,336,014 shares of Mettler-Toledo International Inc. common stock entitled to vote at the meeting. At such meeting, the holders of 27,841,389 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

         Matter                        For          Withheld or Against
         ------                        ---          -------------------

         Election of Directors
            For All Nominees       26,356,304            1,485,085
         Election of Auditors      26,355,374            1,486,015


Item 5. Other information   Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)    Exhibits
            11.  Statement Regarding Computation of Per Share Earnings
            27.  Financial Data Schedule

      (b)   Reports on Form 8-K - None


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                Mettler-Toledo International
Inc.

Date: August 12, 1998                           By:/s/ William P. Donnelly
                                                   ___________________________
                                                    William P. Donnelly
                                                    Vice President, Chief
                                                    Financial Officer and
                                                    Treasurer