Form 10-Q
period 1998-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 1998-11-16
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
      ----------------

Commission File Number 1-13595

                      Mettler-Toledo International Inc.
---------------------------------------------------------------
                (Exact name of registrant as specified in its
                                   charter)

                Delaware                                 13-3668641
    (State or other jurisdiction of         (IRS Employer Identification No.)
-----------------------------------------
     Incorporation or organization)
-----------------------------------------

     Im Langacher, P.O. Box MT-100
-----------------------------------------
     CH 8606 Greifensee, Switzerland
-----------------------------------------
(Address of principal executive offices)               (Zip Code)
-----------------------------------------

-----------------------------------------

                                41-1-944-22-11
---------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant has 38,355,926 shares of Common Stock outstanding at September 30, 1998.

                      METTLER-TOLEDO INTERNATIONAL INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
   Interim Consolidated Balance Sheets as of December 31, 1997             3
    and September 30, 1998

   Interim Consolidated Statements of Operations for the nine              4
    months ended September 30, 1997 and 1998

   Interim Consolidated Statements of Operations for the three             5
    months ended September 30, 1997 and 1998

   Interim Consolidated Statements of Shareholders' Equity                 6
    for the nine months ended September 30, 1997 and 1998

   Interim Consolidated Statements of Cash Flows for the nine              7
    months ended September 30, 1997 and 1998

   Notes to the Interim Consolidated Financial Statements                  8

Item 2.  Management's  Discussion and Analysis of Financial  Condition    11
and Results of Operations

Item 3.  Quantitive and Qualitative Disclosures About Market Risk         20

Part II.  OTHER INFORMATION                                               20

Item 1.  Legal Proceedings                                                20

Item 2.  Changes in Securities and Use of Proceeds                        20

Item 3.  Default upon Senior Securities                                   20

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 5.  Other Information                                                20

Item 6.  Exhibits and Reports on Form 8-K                                 20

Signature                                                                 21

                        Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      METTLER-TOLEDO INTERNATIONAL INC.

                     INTERIM CONSOLIDATED BALANCE SHEETS
                As of December 31, 1997 and September 30, 1998
                    (In thousands, except per share data)

                                                December 31,    September 30,
                                                       1997             1998
                                                       ----             ----
                                                                  (unaudited)
                      ASSETS

Current assets:
   Cash and cash equivalents                        $23,566          $15,604
   Trade accounts receivable, net                   153,619          164,923
   Inventories                                      101,047          109,970
   Deferred taxes                                     7,584            8,930
   Other current assets and prepaid expenses         24,066           21,788
                                                   --------         --------
      Total current assets                          309,882          321,215
Property, plant and equipment, net                  235,262          228,796
Excess of cost over net assets acquired, net        183,318          190,997
Non-current deferred taxes                            5,045            5,232
Other assets                                         15,806           17,981
                                                   --------         --------
      Total assets                                 $749,313         $764,221
                                                   ========         ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                           $39,342          $37,187
   Accrued and other liabilities                     80,844           85,681
   Accrued compensation and related items            43,214           43,836
   Taxes payable                                     33,267           33,895
   Deferred taxes                                    10,486           10,516
   Short-term borrowings and current maturities
      of long-term debt                              56,430           58,201
                                                   --------         --------
      Total current liabilities                     263,583          269,316
Long-term debt                                      340,334          320,193
Non-current deferred taxes                           25,437           26,332
Other non-current liabilities                        91,011          101,984
                                                   --------         --------
      Total liabilities                             720,365          717,825

Minority interest                                     3,549            3,492

Shareholders' equity:
   Preferred stock, $0.01 par value per share;
      authorized 10,000,000 shares                        -                -
   Common stock, $0.01 par value per share;
      authorized 125,000,000 shares: issued
      38,355,926 shares at September 30, 1998
      and 38,336,014 shares at
      December 31, 1997 (excluding 64,467 shares
      held in treasury)                                 383              384
   Additional paid-in capital                       284,630          284,787
   Accumulated deficit                             (224,152)        (203,387)
   Accumulated other comprehensive loss             (35,462)         (38,880)
                                                   --------         --------
      Total shareholders' equity                     25,399           42,904

Commitments and contingencies
                                                   --------         --------
      Total liabilities and shareholders' equity   $749,313         $764,221
                                                   ========         ========

 See the accompanying notes to the interim consolidated financial statements

                      METTLER-TOLEDO INTERNATIONAL INC.

                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                Nine months ended September 30, 1997 and 1998
                    (In thousands, except per share data)


                                                  September 30, September 30,
                                                          1997          1998
                                                   (unaudited)    (unaudited)

Net sales                                             $633,743      $669,747
Cost of sales                                          359,080       374,594
                                                    ----------     ---------
   Gross profit                                        274,663       295,153

Research and development                                34,494        33,551
Selling, general and administrative                    189,594       192,844
Amortization                                             4,449         5,473
Purchased research and development                      29,959         9,976
Interest expense                                        28,199        17,153
Other charges, net                                       7,316         1,606
                                                    ----------     ---------
   Earnings (loss) before taxes,
     minority interest and extraordinary item          (19,348)       34,550

Provision for taxes                                      7,296        13,552
Minority interest                                          375           233
                                                    ----------     ---------
   Earnings (loss) before extraordinary item           (27,019)       20,765

Extraordinary item - debt extinguishment                (9,552)            -
                                                    ----------     ---------
Net earnings (loss)                                   $(36,571)      $20,765
                                                    ==========     =========

Basic earnings (loss) per common share:
   Net earnings (loss) before extraordinary item        $(0.88)        $0.54
   Extraordinary item                                    (0.31)            -
                                                    ----------    ----------
   Net earnings (loss)                                  $(1.19)        $0.54
                                                    ==========    ==========
   Weighted average number of common shares         30,686,189    38,342,651

Diluted earnings (loss) per common share:
   Net earnings (loss) before extraordinary item        $(0.88)        $0.51
   Extraordinary item                                    (0.31)            -
                                                    ----------    ----------
   Net earnings (loss)                                  $(1.19)        $0.51
                                                    ==========    ==========
   Weighted average number of common shares         30,686,189    40,619,050

 See the accompanying notes to the interim consolidated financial statements

                      METTLER-TOLEDO INTERNATIONAL INC.

                INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                Three months ended September 30, 1997 and 1998
                    (In thousands, except per share data)


                                                September 30,  September 30,
                                                        1997           1998
                                                 (unaudited)    (unaudited)

Net sales                                           $215,929       $225,646
Cost of sales                                        121,564        126,767
                                                  ----------      ---------
   Gross profit                                       94,365         98,879

Research and development                              12,050         11,536
Selling, general and administrative                   63,243         63,301
Amortization                                           2,116          1,854
Purchased research and development                         -          9,976
Interest expense                                       9,029          5,370
Other charges, net                                     5,125            836
                                                  ----------      ---------
   Earnings before taxes and minority interest         2,802          6,006

Provision for taxes                                    2,959          3,334
Minority interest                                        127            142
                                                  ----------      ---------
   Net earnings (loss)                                 $(284)        $2,530
                                                  ==========      =========

Basic earnings (loss) per common share:
   Net earnings (loss)                                $(0.01)         $0.07
   Weighted average number of common shares       30,670,134     38,355,926

Diluted earnings (loss) per common share:
   Net earnings (loss)                                $(0.01)         $0.06
   Weighted average number of common shares       30,670,134     40,616,526

See the accompanying notes to the interim consolidated financial statements

                      METTLER-TOLEDO INTERNATIONAL INC.

           INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Nine months ended September 30, 1997 and 1998
                      (In thousands, except share data)

                                 Common Stock                              Accumulated
                                   All Classes       Additional              Other
                               ---------------------   Paid-in    Accum.  Comprehensive
                                Shares      Amount     Capital    Deficit      Loss       Total

                               ---------- ---------- ---------- ---------- ----------- -----------
Balance at December 31, 1996    2,438,514        $25   $188,084  $(159,046)   $(16,637)   $12,426
New issuance of Class A
   and C shares                     3,857          -        300          -           -        300
Purchase of Class A
   and C treasury stock            (5,123)         -       (398)         -           -       (398)
Comprehensive loss:
   Net loss                             -          -          -    (36,571)          -    (36,571)
   Change in currency
      translation adjustment            -          -          -          -     (12,018)   (12,018)
                                                                                         ---------
Comprehensive loss                                                                        (48,589)
                               ---------- ---------- ---------- ---------- ----------- ----------
Balance at September 30, 1997   2,437,248        $25   $187,986  $(195,617)   $(28,655)  $(36,261)
                               ========== ========== ========== ========== =========== ==========


Balance at December 31, 1997   38,336,014       $383   $284,630  $(224,152)   $(35,462)   $25,399
Exercise of stock options          19,912          1        157          -           -        158
Comprehensive income:
   Net earnings                         -          -          -     20,765           -     20,765
   Change in currency
      translation adjustment            -          -          -          -      (3,418)    (3,418)
                                                                                        ---------
Comprehensive income                                                                       17,347
                               ---------- ---------- ---------- ---------- ----------- ----------
Balance at September 30, 1998  38,355,926       $384   $284,787  $(203,387)   $(38,880)   $42,904
                               ========== ========== ========== ========== =========== ==========

See the accompanying notes to the interim consolidated financial statements


                      METTLER-TOLEDO INTERNATIONAL INC.

                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine months ended September 30, 1997 and 1998
                                (In thousands)


                                                   September 30,   September 30,
                                                           1997            1998
                                                    (unaudited)     (unaudited)

Cash flows from operating activities:
   Net earnings (loss)                                 $(36,571)        $20,765
   Adjustments to reconcile net earnings (loss)
     to net cash provided by operating activities:
      Depreciation                                       17,784          18,022
      Amortization                                        4,449           5,473
      Charges for purchased research and
         development and cost of sales associated
         with revaluation of inventories                 32,013           9,976
      Extraordinary item - debt extinguishment            9,552               -
      Net gain on disposal of long-term assets             (126)         (2,495)
      Deferred taxes                                     (6,804)           (883)
      Minority interest                                     375             233
   Increase (decrease) in cash resulting from changes in:
      Trade accounts receivable, net                       (920)         (5,681)
      Inventories                                        (4,715)         (4,170)
      Other current assets                               (3,404)          3,040
      Trade accounts payable                             (7,344)         (3,468)
      Accruals and other liabilities, net                25,987          (2,272)
                                                       --------        --------
            Net cash provided by operating activities    30,276          38,540
                                                       --------        --------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment   15,913          15,938
   Purchase of property, plant and equipment            (13,299)        (17,348)
   Acquisitions                                         (74,908)        (14,945)
   Other investing activities                            (6,679)           (885)
                                                       --------        --------
            Net cash used in investing activities       (78,973)        (17,240)
                                                       --------        --------
Cash flows from financing activities:
   Proceeds from borrowings                             314,657          20,035
   Repayments of borrowings                            (289,392)        (49,513)
   New issuance of shares                                   300             158
   Purchase of treasury stock                              (398)              -
                                                       --------        --------
             Net cash provided by (used in)
                 financing activities                    25,167         (29,320)
                                                       --------        --------


Effect of exchange rate changes on cash and cash
   equivalents                                           (4,008)             58
                                                       --------        --------
Net decrease in cash and cash equivalents               (27,538)         (7,962)

Cash and cash equivalents:
   Beginning of period                                   60,696          23,566
                                                       --------         -------
   End of period                                        $33,158         $15,604
                                                       ========         =======

See the accompanying notes to the interim consolidated financial statements

                      METTLER-TOLEDO INTERNATIONAL INC.

            NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands unless otherwise stated)

1.    BASIS OF PRESENTATION

Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a global supplier of precision instruments and is a manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. The Company also manufactures and sells certain related analytical and measurement technologies. The Company's manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China. The Company's principal executive offices are located in Greifensee, Switzerland.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of the Company. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 1998 and for the nine and three month periods ended September 30, 1997 and 1998 should be read in conjunction with the December 31, 1996 and 1997 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

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

Inventories consisted of the following at December 31, 1997 and September 30, 1998:

                                                December 31,     September 30,
                                                       1997              1998
                                                -----------      ------------

         Raw materials and parts                    $42,435           $42,726
         Work in progress                            29,746            34,940
         Finished goods                              28,968            32,357
                                                -----------       -----------
                                                    101,149           110,023
         LIFO reserve                                  (102)              (53)
                                                -----------       -----------
                                                   $101,047          $109,970
                                                ===========       ===========


Earnings (Loss) Per Common Share

Effective December 31, 1997, the Company adopted the Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". Accordingly, basic and diluted earnings (loss) per common share data for each period presented have been determined in accordance with the provisions of SFAS 128. In accordance with the treasury stock method, the Company has included 2,276,399 and 2,260,600 equivalent shares related to 4,282,718 outstanding options to purchase shares of common stock, as described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, in the calculation of diluted weighted average number of common shares for the nine and three month periods ended September 30, 1998, respectively. Such common stock equivalents were not included in the computation of diluted loss per common share for the periods ended September 30, 1997, as the effect is antidilutive. The Company retroactively adjusted its weighted average common shares for the purpose of the basic and diluted loss per common share computations for the 1997 periods pursuant to SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 issued in February 1998.

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

                      METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO  THE  INTERIM   CONSOLIDATED   FINANCIAL   STATEMENTS   -  (Continued)
                   (In thousands unless otherwise stated)


3.    Business Combination

In July 1998, the Company acquired Bohdan Automation Inc., a leading supplier of laboratory automation and automated synthesis products. The Company incurred a charge of $10.0 million immediately following the acquisition based upon an independent valuation for purchased research and development costs for products being developed that have not established technological feasibility as of the date of the acquisition which, if unsuccessful, have no alternative future use in research and development activities or otherwise. The independent valuation of the purchased research and development costs has been based upon a "stage
completion"   approach  to allocate value  associated  with  the  research  and development projects between the completed portion and the portion to be completed by the Company. The "stage completion" approach is consistent with recent guidance provided in a letter from the SEC Chief Accountant to the AICPA SEC Regulations Committee. The Company believes the independent valuation for purchased research and development costs was calculated in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as interpreted by FASB Interpretation No. 4 and recent SEC guidance. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years.



4.    Financial Instruments

The Company has continued to designate certain of its Swiss franc debt as a hedge of its net asset positions in Swiss francs. In this respect, during 1998 the Company has also entered into certain forward contracts maturing in October 1998 to sell SFr 61.4 million (approximately $44.6 million at September 30,
1998). Any changes in the fair value of the forward contracts and the debt are recorded in comprehensive income and offset changes in the translated value of the net assets which they hedge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.


General

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo. Operating results for the nine and three month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

In July 1998, the Company acquired Bohdan Automation Inc., a leading supplier of laboratory automation and automated synthesis products. The Company incurred a charge of $10.0 million immediately following the acquisition based upon an independent valuation for purchased research and development costs for products being developed that have not established technological feasibility as of the date of the acquisition which, if unsuccessful, have no alternative future use. The Company expects that the projects underlying these research and development efforts will be substantially complete over the next two years.

In the second quarter of 1998, the Company filed a registration statement covering shares of its common stock sold by certain selling stockholders which was declared effective on June 29, 1998 by the U.S. Securities and Exchange Commission (the "Secondary Offering"). Pursuant to this registration statement the sale of 11,464,400 shares, including the underwriters' over-allotment option, was completed in July 1998. No directors, executive officers or other employees sold shares and the Company did not sell shares or receive proceeds, in the Secondary Offering. The Company incurred a charge of $0.7 million in conjunction with the Secondary Offering during the second quarter of 1998.

During the fourth quarter of 1997, the Company completed its initial public offering of 7,666,667 shares of Common Stock, including the underwriters' over-allotment option, (the "Offering") at a per share price equal to $14.00. The Offering raised net proceeds, after underwriters' commission and expenses, of approximately $97.3 million. In connection with the Offering, the Company effected a merger by and between it and its direct wholly owned subsidiary, Mettler-Toledo Holding Inc., whereby Mettler-Toledo Holding Inc. was merged with and into the Company (the "Merger"). In connection with the Merger, all classes of the Company's previous outstanding common stock were converted into 30,669,347 shares of a single class of Common Stock. Concurrently with the Offering, the Company entered into a bank credit agreement (the "Credit Agreement"), borrowings from which, along with the proceeds from the Offering, were used to repay substantially all of the Company's then existing debt (collectively, the "Refinancing"). The Company also terminated its management consulting agreement with AEA Investors Inc.

On May 30, 1997, the Company acquired Safeline Limited. The purchase price was (pound)63.7 million (approximately $104.4 million at May 30, 1997), including a post-closing adjustment of (pound)1.9 million which was paid in October 1997 and an earn-out of (pound)0.8 million which was paid in June 1998. Safeline, based in Manchester, U.K., is the world's largest manufacturer and marketer of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Safeline's metal detectors can also be used in conjunction with the Company's checkweighing products for important quality and safety checks in these industries. The Safeline Acquisition was financed by borrowings under the Company's then-existing credit facility together with the issuance of (pound)13.7 million (approximately $22.4 million at May 30, 1997) of seller loan notes which mature May 30, 1999. At September 30, 1998 (pound)4.5 million (approximately $7.6 million at September 30, 1998) remained outstanding under the seller loan notes.

Recently, economic conditions in emerging markets have deteriorated significantly and some emerging markets are experiencing recessionary trends, severe currency devaluations and inflationary prices. Moreover, economic problems in individual markets are increasingly spreading to other economies, adding to the adverse conditions facing nearly all emerging markets. The Company remains committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. The Company believes emerging markets will provide opportunities for growth in the long term based upon the movement toward international quality standards, the need to upgrade mechanical scales to electronic versions and the establishment of local production facilities by the Company's multinational client base. However, the Company expects current economic conditions will affect its financial results in these markets for the foreseeable future.

Results of Operations

Net sales were $669.7 million and $225.6 million for the nine and three month periods ended September 30, 1998 compared to $633.7 million and $215.9 million for the corresponding periods in the prior year. This reflected increases of 8% and 5% in local currency (5% for the nine month period absent the Safeline Acquisition) for the nine and three month periods, respectively. Results during the nine month period were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the nine and three month periods increased 6% and 5%, respectively.

Net sales in Europe increased 12% and 10% in local currencies during the nine and three month periods ended September 30, 1998, respectively, versus the corresponding periods in the prior year. The Company has continued to experience favorable sales trends in Europe, which began in the second half of 1997, as a result of the strengthening of the European economy. Net sales in local currencies during the nine and three month periods in the Americas increased 10% and 7%, respectively, due to improved market conditions across most product lines, offset in part by weakness in Latin America particularly in the third quarter. Net sales in local currencies in the nine and three month periods in Asia and other markets decreased 8% and 14%, respectively. The sales decline in Asia for the nine months ending September 30, 1998 results in part from a decline in net sales throughout the period in Southeast Asia and Korea. In addition, during the three months ending September 30, 1998, the Company has also experienced a decline in net sales in Japan. The Company's sales and operating results in Asia and other emerging markets have deteriorated due to poor economic conditions. These results in U.S. dollar terms have also been affected by severe currency devaluations. The Company anticipates that market conditions in Asia and other emerging markets will continue to adversely affect sales and that margins in that region will be reduced. The Company believes that its sales growth on a U.S. dollar basis was reduced by 1 to 2 percentage points for the nine months ended September 30, 1998 as a result of these poor economic conditions and devaluations.

The operating results for Safeline (which were included in the Company's results from May 31, 1997) would have had the effect of increasing the Company's net sales by an additional $19.0 million for the nine month period ended September 30, 1997, if included from January 1, 1997. Additionally, Safeline's operating results during the same period would have increased the Company's Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) by $4.4 million.

Gross profit as a percentage of net sales increased to 44.1% for the nine months ended September 30, 1998, compared to 43.3% for the nine months ended September 30, 1997. Gross profit as a percentage of net sales increased to 43.8% for the three months ended September 30, 1998, compared to 43.7% for the corresponding period in the prior year. The 1997 nine month period includes a $2.1 million non-cash charge associated with the excess of fair value over historical cost for inventories acquired in the Safeline acquisition.

Research and development expenses as a percentage of net sales decreased to 5.0% and 5.1% for the nine and three months ended September 30, 1998, respectively, compared to 5.4% and 5.6% for the respective corresponding periods in the prior year. However, the local currency spending level remained relatively constant for the nine month period.

Selling, general and administrative expenses as a percentage of net sales decreased to 28.8% for the nine months ended September 30, 1998, compared to 29.9% for the corresponding period in the prior year. Selling, general and administrative expenses as a percentage of sales decreased to 28.1% for the three months ended September 30, 1998, compared to 29.3% for the three months ended September 30, 1997. These decreases primarily reflect the benefits of ongoing cost efficiency programs.

Adjusted Operating Income was $68.8 million, or 10.3% of sales, for the nine months ended September 30, 1998 compared to $52.6 million, or 8.3% of sales, for the corresponding period in the prior year, an increase of 30.6%. Adjusted Operating Income was $24.0 million, or 10.7% of sales, for the three months ended September 30, 1998 compared to $19.1 million, or 8.8% of sales, for the three months ended September 30, 1997, an increase of 26.1%. The 1997 nine month period excludes the previously noted charge of $2.1 million for the revaluation of inventories to fair value in connection with the Safeline acquisition.

Interest expense decreased to $17.2 million and $5.4 million for the nine and three month periods ended September 30, 1998, compared to $28.2 million and $9.0 million for the corresponding periods in the prior year. The decreases were principally due to benefits received from the Offering, the Refinancing and cash flow provided by operations.

Other charges, net of $1.6 million and $0.8 million for the nine and three month periods ended September 30, 1998 compared to other charges, net of $7.3 million and $5.1 million for the corresponding periods in the prior year, respectively. The 1998 nine month amount includes a one-time charge of $0.7 million relating to the Secondary Offering. The 1998 nine month amount also includes gains on asset sales offset by other charges. The 1997 period includes restructuring related charges of $3.3 million and other charges of $3.5 million ($2.9 million after tax) and $0.2 million for the nine and three month periods ended September 30, 1997, respectively, relating to (i) certain derivative financial instruments acquired in 1996 and closed in 1997 and (ii) foreign currency exchange losses resulting from certain unhedged bank debt denominated in foreign currencies. Such derivative financial instruments and such unhedged bank debt are no longer held pursuant to current Company policy.

The provision for taxes is based upon the Company's estimated annual effective tax rate for the related period. During the three month period ended September 30, 1998 the Company has lowered its estimated annual effective tax rate to approximately 30% for the full year 1998, before purchased research and development costs that are non-deductible. This change in estimate had the effect of decreasing the provision for taxes by approximately $1.5 million during the three month period ended September 30, 1998. The estimated annual effective tax rate for 1998 also includes a benefit of approximately 5 percentage points based upon a change in Swiss tax law which will only benefit the 1998 period.

The extraordinary loss of $9.6 million in the nine month period ended September 30, 1997 represents charges for the write-off of capitalized debt issuance fees and related expenses associated with a previous credit facility.

Net earnings excluding the expenses for purchased research and development and the Secondary Offering were $31.4 million and $12.5 million for the nine and three month periods ended September 30, 1998, respectively, compared to net earnings before non-recurring items of $10.5 million and $3.2 million for the corresponding periods in the prior year. Such non-recurring items in 1997 include the previously mentioned charges for purchased research and development, the revaluation of inventories to fair value, restructuring, losses relating to derivative financial instruments and unhedged bank debt denominated in foreign currencies, and the extraordinary item - debt extinguishment. Including these items, the net earnings for the nine and three month periods ended September 30, 1998 were $20.8 million and $2.5 million, respectively, compared with net losses in the comparable 1997 periods of $36.6 million and $0.3 million, respectively.


Liquidity and Capital Resources

The Credit Agreement provides for term loan borrowings in aggregate principal amounts of $95.9 million, SFr 80.7 million (approximately $58.1 million at September 30, 1998) and (pound)20.4 million (approximately $34.9 million at September 30, 1998) that are scheduled to mature in 2004, a Canadian revolver with availability of CDN $26.3 million which is scheduled to mature in 2004, and a multi-currency revolving credit facility with availability of $400.0 million which is also scheduled to mature in 2004. At September 30, 1998, the Company had borrowings of $351.5 million under the Credit Agreement and $26.9 million under various other arrangements. The Company's total availability under the multi-currency revolving credit facility and the Canadian revolver was $239.2 million as of September 30, 1998. Under the Credit Agreement, amounts outstanding under the term loans amortize in quarterly installments. In addition, the Credit Agreement obligates the Company to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The Credit Agreement imposes certain restrictions on the Company and its subsidiaries, including restrictions on the ability to incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Company must also comply with certain financial covenants. The Credit Agreement is secured by certain assets of the
Company. The Credit Agreement restricts the Company's ability to pay dividends to its shareholders.

At September 30, 1998, approximately $111.6 million of the borrowings under the Credit Agreement were denominated in U.S. dollars. The balance of the borrowings under the Credit Agreement and under local working capital facilities were denominated in certain of the Company's other principal trading currencies amounting to approximately $266.8 million at September 30, 1998. Changes in exchange rates between the currencies in which the Company generates cash flow and the currencies in which its borrowings are denominated will affect the Company's liquidity. In addition, because the Company borrows in a variety of currencies, its debt balances in U.S. dollars will fluctuate due to changes in exchange rates. See "Effect of Currency Fluctuations" below.

The Company's cash provided by operating activities increased from $30.3 million in the nine months ended September 30, 1997 to $38.5 million in the nine months ended September 30, 1998. The increase resulted principally from improved Adjusted Operating Income and lower interest costs resulting from the Offering, the Refinancing and reduced debt levels.

At September 30, 1998, consolidated debt, net of cash, was $362.8 million.

The Company continues to explore potential acquisitions to expand its product portfolio and improve its distribution capabilities. In connection with any acquisition, the Company may incur additional indebtedness.

During the nine months ended September 30, 1998, the Company spent approximately $15.0 million in cash on acquisitions. These purchases were funded from cash generated from operations and additional borrowings. The Company may be required to make additional earn-out payments relating to certain of these acquisitions in the future.

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

Effect of Currency Fluctuations

Because the Company conducts operations in many countries, its operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of the Company's operating expenses than Swiss franc-denominated sales represent of total net sales. In part, this is because most of the Company's manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of the Company's research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against the Company's major trading currencies (e.g., the U.S. dollar, the Euro, other major European currencies and the Japanese Yen) the Company's operating profit is adversely affected. The Company also has significantly more sales in European currencies (other than the Swiss franc) than the Company does expenses. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it decreases the Company's operating profits. In recent years, the Swiss franc and other European currencies have generally moved in a consistent manner versus the U.S. dollar. Therefore, the Company's operating profits have not been materially affected by movements in the U.S. dollar exchange rate versus European currencies. In addition to the effects of exchange rate movements on operating profits, the Company's debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc.


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


Recent SEC Announcements

On September 28, 1998, the SEC Chairman raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased in-process research and development. The SEC Chief Accountant has also written a letter to the AICPA SEC Regulations Committee to express concerns regarding purchased in-process research and development. Amongst other items, the Chief Accountant's letter has provided guidance upon a stage completion approach to allocate value associated with the research and development projects between the completed portion at the date of acquisition, and the portion to be completed by the acquirer. Purchased in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that were commenced but not yet completed at the date of acquisition and which, if unsuccessful, have no alternative future use in research and development activities or otherwise. In accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs", as interpreted by FASB Interpretation No. 4, amounts assigned to purchased in-process research and development meeting the above criteria must be charged to expense at the date of consummation of the purchase business combination. The Company has recorded a charge for purchased in-process research and development in the third quarter of 1998 relating to the acquisition of Bohdan Automation Inc. The Company believes that this charge was calculated in accordance with U.S. GAAP and recent SEC guidance. However, if the SEC were to adopt a different standard on a retroactive basis than that applied by the Company or object to the Company's application of the recent SEC guidance, the Company could be required to restate its earnings. Moreover, any adjustment could result in earnings in the future being reduced by additional goodwill amortization. The Company recorded similar charges in its 1996 and 1997 consolidated financial statements relating to prior acquisitions. These consolidated financial statements were audited by its independent accountants.


Year 2000 Issue

The Company has in place detailed programs to address Year 2000 readiness internally and with certain suppliers. The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize dates using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system or equipment failures.

Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans have been developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and most of the remediation phase. The remediation phase has been completed for most major facilities with the exception of facilities in Spain, Sweden and certain U.S. and German facilities. With respect to its non-information technology systems, the Company has completed the assessment phase and nearly all of the remediation phase. Selected areas, both internal and external, will be tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by September 1999. The Company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by September 1999.

The Company has also reviewed its products, including products sold in recent years, to determine if they are Year 2000 compliant. In its current product line the Company believes that most of its products are Year 2000 compliant. For products currently in use, the Company is reviewing the risks by product item with many customers and in many instances has suggested that the customer replace the older product.

The Company is also communicating with its major suppliers to assess the potential impact on the Company's operations if those parties fail to become Year 2000 compliant in a timely manner. While this process is not yet complete, based upon responses to date, it appears that many of those suppliers have only indicated that they have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's significant suppliers are expected to be completed by September 1999.

The costs incurred to date related to its Year 2000 activities have not been material to the Company, and, based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's results of operations or financial condition. The total costs are not easy to quantify since many of the steps the Company is taking relate to ongoing systems updating, a small component of which relates to Year 2000 compliance. In certain instances, the Company has accelerated such updates. As a result of its ongoing systems updating, the Company does not expect to realize a significant reduction in related expenditures once the work on Year 2000 compliance is completed.

The Company's readiness programs also include the development of contingency plans to protect its business and operations from Year 2000-related interruptions. These plans are expected to be complete by September 1999 and, by way of examples, are expected to include back-up procedures, identification of alternate suppliers, where possible, and increases in safety inventory levels. Based upon the Company's current assessment of its non-information technology systems, the Company does not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues which may arise.

The Company believes that it is taking reasonable steps to identify or remediate and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers of components, customers and financial institutions, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of a contingency plan could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company would experience a material adverse impact on its business if significant suppliers of components were unable to deliver on a timely basis, if major utilities failed, causing the Company to lose production capabilities or limit other operations, a significant portion of the Company's billing system was not functioning causing a working capital deficit or if costs increased from warranty claims or customer claims of product liability.

The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Year 2000 programs and the time-frame in which the Company plans to complete Year 2000 modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. These estimates may be adversely affected by the continued availability of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.


European Monetary Union

Within Europe, the European Economic and Monetary Union (the "EMU") will introduce a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services. Switzerland is not part of the EMU.

On January 1, 1999, the participating countries are scheduled to adopt the Euro as their local currency, initially available for currency trading on currency exchanges and noncash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the Euro.

The Company has recognized the introduction of the Euro as a significant event with potential implications for existing operations. Currently, the Company operates in all of the participating countries in the EMU. The Company expects nonparticipating European Union countries, such as Great Britain, where the Company also has operations, may eventually join the EMU.

The Company has committed resources to conduct risk assessments and to take corrective actions, where required, to ensure the Company is prepared for the introduction of the Euro. The Company has undertaken a review of the Euro implementation and has concentrated on areas such as operations, finance, treasury, legal, information management, procurement and others, both in participating and nonparticipating European Union countries where the Company operates. Also, a review of existing legacy accounting and business systems and other business assets have been reviewed for Euro compliance, including assessing any risks from third parties. Progress regarding Euro implementation is reported periodically to management.

Because of the staggered introduction of the Euro regarding noncash and cash transactions, the Company has developed its plans to address its accounting and business systems first and its business assets second. The Company expects to be Euro compliant within its accounting and business systems by the end of 1999 and compliant within its other business assets prior to the introduction of the Euro bills and coins. Compliance in participating and nonparticipating countries will be achieved primarily through upgraded systems, which were previously planned to be upgraded. Remaining systems will be modified to achieve compliance. The Company does not currently expect to experience any significant operational disruptions or to incur any significant costs, including any currency risk, which could materially affect the Company's liquidity or capital resources. The Company is preparing plans to address issues within the transitional period when both legacy and Euro currencies may be tendered.

The Company is reviewing its pricing strategy throughout Europe due to the increased price transparency created by the Euro and is attempting to adjust prices in some of its markets. The Company is also encouraging its suppliers, even in Switzerland, to commerce in Euro. The Company does not believe that the effect of these adjustments will be material.

The Company has a disproportionate amount of its costs in Swiss francs relative to sales. Historically, the potential currency impact has been muted because currency fluctuations between the Swiss franc and other major European currencies have not been significant and there is greater balance between total European (including Swiss) sales and costs. However, if there is a significant weakening of the Euro against the Swiss franc, the Company's financial performance could be harmed.

The statements set forth herein concerning the introduction of the Euro issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Euro programs and the time-frame in which the Company plans to complete Euro modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. There can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.


Cautionary Statement

This Quarterly Report on Form 10-Q includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance, including plans and readiness relating to Year 2000 issues and the Euro introduction, estimated effective tax rates, research and development expenditures, potential future growth, including potential penetration of developed markets and potential growth opportunities in emerging markets, potential future acquisitions, strategic plans and future cash sources and requirements. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to a number of risks and uncertainties, including the risk of substantial indebtedness on operations and liquidity, risks associated with currency fluctuations, risks associated with international operations, highly competitive markets and technological developments, risks relating to downturns or consolidation affecting the Company's customers, risks relating to future acquisitions, risks associated with reliance on key management, uncertainties associated with environmental matters, risks relating to restrictions on payment of dividends and risks relating to certain anti-takeover provisions, which could cause actual results to differ materially from historical results or those anticipated. For a more detailed discussion of these factors, see the Mettler-Toledo International Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

The risks included herein and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 are not exhaustive. Other sections of this report and the Company's Annual Report may include additional factors which could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report issued by any analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Item 3. Quantitative  and  Qualitative   Disclosures  About  Market  Risk  Not
applicable

                          Part II. OTHER INFORMATION

Item 1. Legal Proceedings   Not applicable

Item 2. Changes in Securities and Use of Proceeds   Not applicable

Item 3. Defaults Upon Senior Securities   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders   Not applicable

Item 5. Other information   Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits
            10. Amendment No. 1, dated as of September 30, 1998, to the Second Amended and Restated Credit Agreement, dated as of November 19, 1997
            11.  Statement Regarding Computation of Per Share Earnings
            27.  Financial Data Schedule

      (b)   Reports on Form 8-K - None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               Mettler-Toledo International Inc.

Date: November 16, 1998                        By: /s/ William P. Donnelly

                                               William P. Donnelly
                                               Vice President and
                                               Chief Financial Officer