Form 10-K/A
period 1997-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 1998-12-23
CIK 1037646

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

       ------------------------------------------------------------

                                FORM 10-K/A
(MARK ONE)
|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM _______ TO _______
                       COMMISSION FILE NUMBER 0-22493

       ------------------------------------------------------------

                     METTLER-TOLEDO INTERNATIONAL INC.
           (Exact name of registrant as specified in its charter)

                DELAWARE                                 13-3668641
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

              IM LANGACHER
             P.O. BOX MT-100
     CH 8606 GREIFENSEE, SWITZERLAND                --------------------
(Address of principal executive offices)                 (Zip Code)

                             011-41-1-944-22-11
            (Registrant's telephone number, including area code)

       ------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
          Title of each class                       on which registered
          -------------------                       -------------------

      Common Stock, $.01 par value                New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: NONE
      ----------------------------------------------------------------


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

                    DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENT
                 --------                               PART OF FORM 10-K
         PROXY STATEMENT FOR 1998                    INTO WHICH INCORPORATED
      ANNUAL MEETING OF STOCKHOLDERS                 -----------------------
                                                            PART III

       ------------------------------------------------------------

                              EXPLANATORY NOTE

          This Annual Report on Form 10-K is being amended only with respect to exhibit 99.1 filed in response to Item 14(a)(3).


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Documents Filed as Part of this Report:

          1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 13, 1998.


          2.  Financial  Statement  Schedule and related Audit Report.  See
Schedule I - included on pages S-1 and S-2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission on March 13, 1998.


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

                                         Mettler-Toledo International Inc.
                                                    (Registrant)


Date: December 23, 1998                  By:/s/ William P. Donnelly
                                            -----------------------------
                                              William P. Donnelly
                                              Vice President and Chief
                                              Financial Officer

                                              (signing in the capacity
                                              of a duly authorized
                                              officer of the registrant)

                             INDEX TO EXHIBITS

                                                       PAGE NUMBER OR
EXHIBIT NO.          DESCRIPTION                  INCORPORATION BY REFERENCE
-----------          -----------                  --------------------------

  2.1     Stock Purchase Agreement        Filed   as   Exhibit   2.1   to   the
          between AEA-MT Inc., AG fur     Registration   Statement  as, amended
          Prazisionsinstrumente and       on  Form S-1 of the Company (Reg. No.
          Ciba-Geigy AG, as amended       33-09621)  and incorporated herein by
                                          reference

  2.2     Share Sale and Purchase         Filed  as  Exhibit  2  to the Current
          Agreement relating to the       Report on Form 8-K of  Mettler-Toledo
          acquistition of the entire      Holding Inc. dated June 3,  1997  and
          issued share capital of         incorporated herein by reference
          Safeline Limited

  3.1 *   Amended and Restated
          Certificate of Incorporation
          of the Company

  3.2 *   Amended By-laws of the Company

  4.1     Specimen Form of the            Filed   as   Exhibit   4.3   to   the
          Company's Stock Certificate     Registration  Statement,  as amended,
                                          on Form S-1 of the Company (Reg.  No.
                                          333-35597)  and  incorporated  herein
                                          by reference

 10.1     Employment Agreement between    Filed as  Exhibit  10.4 to the Annual
          Robert F. Spoerry and           Report     on     Form     10-K    of
          Mettler-Toledo AG, dated as     Mettler-Toledo   Holding  Inc.  dated
          of October 30, 1996             March  31,   1997  and   incorporated
                                          herein by reference

 10.2*    Employment Agreement between
          Lukas Braunschweiler and
          Mettler-Toledo GmbH dated as
          of November 10, 1997

 10.3*    Employment Agreement between
          William P. Donnelly and
          Mettler-Toledo GmbH dated as
          of November 10, 1997

 10.4*    Employment Agreement between
          Karl M. Lang and
          Mettler-Toledo GmbH dated as
          of November 10, 1997

 10.5*    Employment Agreement between
          John D. Robechek and
          Mettler-Toledo, Inc. dated as
          of November 10, 1997

 10.6     Loan Agreement  between Robert  Filed as  Exhibit  10.5 to the Annual
          F. Spoerry and Mettler-Toledo Report on Form 10-K of AG, dated as of October 7, Mettler-Toledo Holding Inc. dated
          1996                            March  31,   1997  and   incorporated
                                          herein by reference

 10.7 Mettler Toledo Performance - Filed as Exhibit 10.7 to the Annual Oriented Bonus System (POBS), Report on Form 10-K of
          effective as of 1993            Mettler-Toledo   Holding  Inc.  dated
                                          March  31,   1997  and   incorporated
                                          herein by reference

 10.8 Mettler Toledo POBS Plus - Filed as Exhibit 10.8 to the Annual Incentive Scheme for Senior Report on Form 10-K of Management of Mettler Toledo, Mettler-Toledo Holding Inc. dated dated as of November 4, 1996 March 31, 1997 and incorporated herein by reference

 10.9 *   Credit Agreement,  dated as of
          November  19,  1997,   between
          Mettler-Toledo   International
          Inc.,       as      Guarantor,
          Mettler-Toledo,          Inc.,
          Mettler-Toledo      AG,     as
          Borrowers,   Safeline  Holding
          Company   as   UK    Borrower,
          Mettler-Toledo,    Inc.,    as
          Canadian  Borrower and Merrill
          Lynch & Co.  as  Arranger  and
          Documentation  Agent,  and the
          Lenders thereto

 10.10 *  Agreement of Merger, dated
          November 13, 1997, between MT
          Investors Inc. and
          Mettler-Toledo Holding Inc.

 10.11    1997 Amended and Restated       Filed   as   Exhibit   10.10  to  the
          Stock Option Plan               Registration  Statement  on Form  S-1
                                          of the Company (Reg.  No.  333-35597)
                                          and     incorporated     herein    by
                                          reference)

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

 11*      Statements regarding
          computation of per share
          earnings

 21       Subsidiaries of the Company     Filed as Exhibit 21 to the
                                          Registration Statement, as amended,
                                          on Form S-1 of the Company (Reg. No.
                                          333-35597) and incorporated herein
                                          by reference

 27.1*    Financial Data Schedule

 99.1**   Factors Affecting Future        Page 6
           Operating Results


-----------
          * PREVIOUSLY FILED WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997, WHICH WAS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 13, 1998.

          ** FILED HEREWITH.

                                                                  EXHIBIT 99.1



                  FACTORS AFFECTING FUTURE OPERATING RESULTS

          Certain statements contained in the Company's public filings, press releases and other documents and materials as well as certain statements in written or oral statements made by or on behalf of the Company are forward-looking statements based on the Company's current expectations and projections about future events, including:

     o    strategic plans

     o potential growth, including penetration of developed markets and opportunities in emerging markets

     o    planned product introductions

     o    planned operational changes and research and development efforts

     o    Year 2000 issues

     o    Euro conversion issues

     o    future   financial   performance,   including   expected  capital
          expenditures

     o    research and development expenditures

     o    estimated proceeds from and the timing of asset sales

     o    potential acquisitions

     o    future cash sources and requirements

     o potential cost savings from planned employee reductions and restructuring programs


          These forward-looking statements are subject to a number of risks and uncertainties, including those discussed below, which could cause actual results to differ materially from historical results or those anticipated and certain of which are beyond the Company's control. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

          The risks included here are not exhaustive. Other sections of this report may describe additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

          The following factors could cause actual results to differ materially from historical results or anticipated results:

EFFECT OF SUBSTANTIAL INDEBTEDNESS ON OPERATIONS AND LIQUIDITY

     The Company has a significant amount of indebtedness. At December 31, 1997, the Company's consolidated indebtedness (excluding unused commitments) was $396.8 million, and the Company had additional borrowing capacity of approximately $220.0 million. Term loans under the Company's credit agreement comprise $196.8 million of its consolidated indebtedness. The Company is required to make scheduled quarterly principal payments on these term loans. The Company's ability to comply with the terms of its credit agreement and its other debt obligations, to make cash payments with respect to its debt obligations and to refinance any of its debt obligations will depend on the Company's future performance. The Company's future performance is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond the Company's control.

     Having a high degree of leverage has significant consequences for the Company. For instance, high leverage might impair the Company's ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes. In addition, the Company uses a substantial portion of its cash flow from operations to pay principal and interest on its borrowings. This use of cash flows reduces the funds available to the Company for its operations and other purposes, including investments in research and development and capital spending. Some of the Company's borrowings are and will continue to be at variable rates of interest, which exposes the Company to the risk of increased interest rates. Finally, the Company may be substantially more leveraged than some of its competitors. This may place it at a relative competitive disadvantage and may make the Company more vulnerable to a downturn in general economic conditions, a slowdown in its business or changing market conditions and regulations.

     Covenants in the Company's debt obligations restrict its ability to incur additional indebtedness, dispose of certain assets and make capital expenditures. The covenants also restrict the Company's other corporate activities. The Company's ability to comply with these covenants may be affected by events beyond its control, including economic, financial and industry conditions. A failure to comply with the covenants and restrictions contained in its debt obligations or any other agreements with respect to any additional financing could result in an acceleration of the amount the Company owes under its debt agreements.

RISKS ASSOCIATED WITH CURRENCY FLUCTUATIONS

     Because the Company conducts operations in many countries, its operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of the Company's operating expenses than Swiss franc-denominated sales represent of its net sales. In part, this is because most of the Company's manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of the Company's research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of the Company's major trading currencies (e.g., the U.S. dollar, the Euro (beginning in January 1999), other major European currencies and the Japanese Yen) the Company's operating profit is reduced. The Company also has significantly more sales in European currencies (other than the Swiss franc) than it has expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases the Company's operating profits. In recent years, the Swiss franc and other European currencies have generally moved in a consistent manner versus the U.S. dollar. Therefore, because the two effects previously described have offset each other, the Company's operating profits have not been materially affected by movements in the U.S. dollar exchange rate versus European currencies. However, there can be no assurance that these currencies will continue to move in a consistent manner in the future. In addition to the effects of exchange rate movements on operating profits, the Company's debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS; DETERIORATING CONDITIONS IN EMERGING MARKETS

     The Company does business in many countries, including emerging markets in Asia, Latin America and Eastern Europe. In addition to the currency risks discussed above, international operations pose substantial other risks and problems for the Company. For instance, various local jurisdictions in which the Company operates may revise or alter their respective legal and regulatory requirements. In addition, the Company may encounter one or more of the following obstacles or risks:

     o    tariffs and trade barriers

     o    difficulties in staffing and managing local operations

     o credit risks arising from financial difficulties facing local customers and distributors

     o    difficulties in protecting intellectual property

     o    nationalization of private enterprises

     o restrictions on investments and/or limitations regarding foreign ownership

     o adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries

     o uncertain local economic, political and social conditions, including hyper-inflationary conditions


     The Company must also comply with a variety of regulations regarding the conversion and repatriation of funds earned in local currencies. For example, converting earnings from the Company's operations in China into other currencies and repatriating such funds requires governmental approvals. If the Company cannot comply with these or other applicable regulations, it may face increased difficulties in utilizing cash flow generated by these operations outside of China.

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

HIGHLY COMPETITIVE MARKETS; DIFFICULT TO MAINTAIN TECHNOLOGICAL ADVANTAGE

     The Company's markets are highly competitive. Weighing instruments markets are also fragmented both geographically and by application, particularly the industrial and food retailing market. As a result, the Company faces numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of the Company's competitors are divisions of larger companies with potentially greater financial and other resources than its own. Taken together, the competitive forces present in the Company's markets can impair its operating margins in certain product lines and geographic markets.

     The Company expects its competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although the Company believes that it has certain technological and other advantages over its competitors, it may not be able to realize and maintain these advantages. In any event, to remain competitive the Company must continue to invest in research and development, sales and marketing and customer service and support. The Company cannot be sure that it will have sufficient resources to continue to make these investments or that it will be successful in identifying, developing and maintaining any competitive advantages.

SIGNIFICANT SALES TO PHARMACEUTICAL AND CHEMICALS INDUSTRIES

     The Company's products are used extensively in the pharmaceutical, chemicals and food and beverage industries. Consolidation in the pharmaceutical and chemicals industries hurt the Company's sales in prior years. A prolonged downturn or additional consolidation in any of these industries could adversely affect the Company's operating results.


RISKS RELATING TO FUTURE ACQUISITIONS

     The Company plans to pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions involve numerous risks, including:

     o difficulties in the assimilation of the acquired operations, technologies and products

     o    diversion of management's attention from other business concerns

     o    potential departures of key employees of the acquired company


     If the Company successfully identifies acquisitions in the future, completing such acquisitions may result in:

     o    new issuances of its stock that may be dilutive to current owners

     o    increases in its debt and contingent liabilities

     o additional amortization expenses related to goodwill and other intangible assets


     Any of these risks could materially adversely affect the Company's profitability. The Company continues to explore potential acquisitions, but currently has no agreements with respect to any material acquisition. The Company may not be able to identify, successfully complete or integrate potential acquisitions in the future. However, even if the Company can, it cannot be sure that such acquisitions will have a positive impact on its business or operating results.

RELIANCE ON KEY EMPLOYEES

     The Company has employment contracts with each of its key employees. In addition, its key employees own shares of the Company's common stock and have options to purchase additional shares. Nonetheless, such individuals could leave the Company. If any key employees stopped working for the Company, its operations could be harmed. The Company has no key man life insurance policies with respect to any of its senior executives.

ENVIRONMENTAL MATTERS AND LIABILITIES

     The Company is subject to various environmental laws and regulations, including those relating to:

     o    air emissions

     o    wastewater discharges

     o    the handling and disposal of solid and hazardous wastes

     o the remediation of contamination associated with the use and disposal of hazardous substances


     The Company incurs capital and operating expenditures in complying with environmental laws and regulations both in the United States and abroad. The Company is currently involved in, or has potential liability with respect to, the remediation of past contamination in facilities both in the United States and abroad. In addition, some of these facilities have or had been in operation for many decades and may have used substances or generated and disposed of wastes that are hazardous or may be considered hazardous in the future. Such sites and disposal sites owned by others to which the Company sent waste may in the future be identified as contaminated and require remediation. Accordingly, it is possible that the Company could become subject to additional environmental liabilities in the future that may harm its results of operations or financial condition.

RESTRICTIONS ON PAYMENT OF DIVIDENDS; ABSENCE OF DIVIDENDS

     The Company's credit agreement restricts its ability to pay dividends. In any event, the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

RISKS RELATING TO CERTAIN ANTI-TAKEOVER PROVISIONS

     The Company's certificate of incorporation and by-laws contain provisions that could make it more difficult for a third-party to acquire the Company. The Company's certificate of incorporation authorizes the Board of Directors to issue preferred stock without shareholder approval and upon such terms as it may determine. The rights of the holders of the Company's common stock are subject to, and may be adversely affected by, the rights of future holders of preferred stock. In addition, the Company's by-laws require shareholders to provide advance notice to nominate candidates for election as directors and to submit proposals for consideration at shareholder meetings. Section 203 of the Delaware General Corporation Law makes it more difficult for an "interested stockholder" (generally a 15% stockholder) to effect various business combinations with a corporation for a three-year period after he becomes an "interested stockholder." In general, these provisions may discourage a third party from attempting to acquire the Company and therefore may inhibit a change of control of the Company under circumstances that could give shareholders an opportunity to realize a premium over then-prevailing market prices.

YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic or microprocessor that uses only two digits to recognize dates may recognize a date specifying "00" as the year 1900 rather than the year 2000 which could result in miscalculations or system or equipment failures.

     The Company relies on information technology systems and non-information technology systems (e.g., equipment with embedded microprocessors) in connection with manufacturing, sales and financial and human resources. Certain of the Company's products also involve computer or non-information technology systems that could be affected by the Year 2000 issue. In addition, the Company relies on the proper functioning of the computer and non-information technology systems of its major suppliers.

     The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. The Company's efforts include detailed programs to address its internal Year 2000 readiness as well as the readiness of its key suppliers. In addition, the Company has reviewed its current products, as well as products sold in recent years, to determine if they are Year 2000 compliant. However, any of the following could have a material adverse effect on the Company's business, financial condition and results from operations:

     o a failure to fully identify all Year 2000 dependencies in its systems

     o a failure to fully identify all Year 2000 dependencies in the systems of its suppliers of components, customers and financial institutions

     o a failure of its suppliers of components, customers and financial institutions to adequately address their Year 2000 issues

     o the failure of any contingency plans developed to protect its business and operations from Year 2000-related interruptions

     o any material increase in warranty claims or other claims of product liability arising out of Year 2000 non-compliance

     o delays in the implementation of new systems resulting from Year 2000 problems


RISKS FROM INTRODUCTION OF THE EUROPEAN MONETARY UNION

     The European Economic and Monetary Union (the "EMU") will introduce a new currency, the Euro, within Europe on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services. Switzerland is not part of the EMU.

     On January 1, 1999, the participating countries are scheduled to adopt the Euro as their local currency, initially available for currency trading on currency exchanges and for noncash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the Euro.

     The Company has committed resources to conduct risk assessments and take corrective actions, where required, to ensure that it is prepared for the introduction of the Euro. The Company is reviewing Euro implementation and its pricing strategy in both participating and non-participating countries where it operates. In addition, the Company is reviewing existing legacy accounting and business systems and other business assets for Euro compliance and assessing the risks posed by non-compliance by third parties. Despite these efforts, it is possible that the Company or third parties on whom it depends will not have in place in a timely manner the systems necessary to process Euro-denominated transactions. Such a failure could adversely affect the Company's business (e.g., by causing delays in order processing and shipment). Moreover, increased price transparency or disruption of activity in the markets in which the Company operates resulting from the conversion to the Euro could hurt its business in those markets, resulting in lost revenues.