Form 10-K
METTLER TOLEDO INTERNATIONAL INC/
filed 1999-03-18
CIK 1037646

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

       ---------------------------------------------------------

                               FORM 10-K
(MARK ONE)
|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                  OR
|-|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ------- TO -------
                     COMMISSION FILE NUMBER 0-22493

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

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         As of March 8, 1999 there were 38,400,363 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the New York Stock Exchange on March 8, 1999) was approximately $922,851,527. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

                    Documents Incorporated by Reference

             Document                        Part of Form 10-K
      Proxy Statement for 1999            Into which Incorporated
    Annual Meeting of Stockholders               Part III


--------------------------------------------------------------------------------

                        METTLER-TOLEDO INTERNATIONAL INC.
                          annual report on form 10-K
                 for the fiscal year ended DECEMBER 31, 1998

                                                                           PAGE
PART I

ITEM 1.       BUSINESS........................................................1

ITEM 2.       PROPERTIES.....................................................22

ITEM 3.       LEGAL PROCEEDINGS..............................................23

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............23

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................24

ITEM 6.       SELECTED FINANCIAL DATA........................................25

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................27

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....43

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................43

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................43

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............44

ITEM 11.      EXECUTIVE COMPENSATION.........................................46

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................................46

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................46

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K....................................................47

SIGNATURES...................................................................48

         Unless otherwise stated or where the context otherwise requires, references herein to we, our, the "Company" or "Mettler-Toledo" refer to Mettler-Toledo International Inc. and its direct and indirect subsidiaries.

         This Annual  Report on Form 10-K  includes  forward-looking  statements based on our current expectations and projections about future events. These forward-looking statements are subject to a number of risks and uncertainties which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 99.1 to this Report.

     Mettler-Toledo(R), Mettler(R), Ingold(R), Garvens(R), Ohaus(R), DeltaRange(R), DigiTol(R), Mentor SC(R), OPRA(R), PILAR(R), Safeline(R), Spider(R), TrimWeigh(R) and TRUCKMATE(R) are our registered trademarks and MonoBloc(TM), MultiRange(TM), Signature(TM) and Powerphase(TM) are our trademarks.

         Unless otherwise indicated, industry data contained herein is derived from publicly available industry trade journals, government reports and other publicly available sources. We have not independently verified this data but we believe the data is reliable. Where such sources are not available, industry data is derived from our internal estimates, which we believe to be reasonable, but which cannot be independently verified. As used in this Annual Report, "$" refers to U.S. dollars, "CHF" or "SFr" refers to Swiss francs, "(pound)" refers to British pounds sterling and "CDN $" refers to Canadian dollars.


                                      PART I

Item 1.       Business

Overview

         Mettler-Toledo is a leading global supplier of precision instruments. We are the world's largest manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. We also hold leading positions in various related precision measurement instrument technologies which we sell to the same customer base. For instance, we hold one of the top three global market positions in the following analytical instruments: titrators, thermal analysis systems, automatic lab reactors, automated synthesis products, pH meters and electrodes. In addition, we are the global market leader in metal detection equipment for use in the production and packaging of goods in industries such as food processing, pharmaceutical, cosmetics, chemicals and other industries.

         Market leadership and technology leadership are critical components of our success, and we have used these advantages to build our business. For instance, using our leading position in weighing instruments as our base, we have added other products, such as analytical instruments and metal detectors, that appeal to our existing customer base. In addition, we focus on the high value-added segments of our markets by delivering innovation to the marketplace. Some examples of our innovations include more accurate forms of measurement, an increased use of automation or robotics in our products and the use of custom-designed software or open-system architectures to allow data gathered by our instruments to be more easily integrated into our customers' management information systems.

         We believe our ability to maintain and enhance the strength of our leadership position in high value-added segments is due in part to the strength of our brand name and the quality of our global sales and service organization. We service a worldwide customer base through our own sales and service organization and we have a global manufacturing presence in Europe, the United States and Asia. Overall, we estimate the global market for weighing instruments to be approximately $4.5 billion and the market for other measurement instruments to be approximately $1.5 billion.

         In 1998, our sales were $935.7 million. Of this total 46% came from Europe, 43% from North and South America and 11% from Asia and other countries. For additional information regarding our segment disclosure, see Note 16 to our audited consolidated financial statements. Despite poor economic conditions in parts of the world during 1998, our sales have remained strong. We attribute this strength to the non-cyclical nature of our two largest markets, the pharmaceutical and food and beverage industries. Moreover, the diversified nature of our customer base and product offerings provides an additional competitive strength on a global basis and limits our exposure to local economic trends.

History

         We trace our roots to the invention of the single-pan analytical balance by Dr. Erhard Mettler and the formation of Mettler Instruments AG ("Mettler") in 1945. During the 1970s and 1980s, Mettler expanded from laboratory balances into industrial and food retailing products, and introduced the first fully electronic precision balance in 1973. The Toledo Scale Company, which we acquired in 1989, was founded in 1901 and developed a leading market position in the industrial weighing market in the United States. During the 1970s, Toledo Scale expanded into the food retailing market. When we acquired Toledo Scale, our name was changed to Mettler-Toledo to reflect the combined strengths of the two companies and to capitalize on their historic reputations for quality and innovation. During the past two decades, we have grown through additional acquisitions intended to complement our existing geographic markets and products. For instance, in 1986, we acquired the Ingold Group of companies, which manufacture electrodes, and Garvens Kontrollwaagen AG, which builds dynamic checkweighers. Toledo Scale acquired Hi-Speed Checkweigher Co., in 1981. In 1990, we acquired Ohaus Corporation, which manufactures laboratory balances. More recently, in 1997 we acquired Safeline and in 1998 we acquired Bohdan Automation, Applied Systems and Myriad Synthesizer Technology.

         Mettler-Toledo International Inc. was incorporated in December 1991 and was recapitalized in connection with the October 15, 1996 acquisition (the "Acquisition") of the Mettler-Toledo group of companies from Ciba-Geigy. In the Acquisition, we paid cash consideration of approximately SFr 505.0 million (approximately $402.0 million at October 15, 1996), including dividends of approximately SFr 109.4 million (approximately $87.1 million at October 15,
1996), paid approximately $185.0 million to settle amounts due to Ciba-Geigy and its affiliates and incurred expenses in connection with the Acquisition and related financing of approximately $29.0 million. We financed the Acquisition primarily with (i) borrowings under a credit agreement in the amount of $307.0 million, (ii) the issuance of $135.0 million of senior subordinated notes and
(iii) an equity contribution of $190.0 million primarily from AEA Investors, its shareholder-investors and our executive officers and other employees. Following the completion of our initial public offering ("IPO") in November 1997, management, employees and Company sponsored benefit funds held approximately 18% of the Company's shares on a fully diluted basis.

         In May 1997, we acquired Safeline Limited for (pound)63.7 million (approximately $104.4 million at May 30, 1997). Safeline is the world's largest manufacturer and marketer of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Safeline's metal detectors can also be combined with our checkweighing products for important quality and safety checks in these industries.

         During the fourth quarter of 1997, we completed our IPO of 7,666,667 shares of common stock, including the underwriters' over-allotment options, at a per share price of $14.00. The IPO raised net proceeds, after underwriters' commissions and expenses, of approximately $97.3 million. Concurrently with the IPO, we refinanced our prior credit facility and used proceeds from the refinancing and the IPO to repay the senior subordinated notes of our wholly owned subsidiary, Mettler-Toledo, Inc.

         In July 1998, certain selling shareholders completed a secondary offering of a total of 11,464,400 shares of our common stock, including the underwriters' over-allotment options. Neither we nor any of our directors, executive officers or other employees sold shares or received any proceeds from the offering.

         In February and March 1999, certain selling shareholders completed a secondary offering of a total of 6,099,250 shares of our common stock, including the underwriters' over-allotment options. Neither we nor any of our directors, executive officers or other employees sold shares or received any proceeds from the offering.

Recent Acquisitions

         We are the leading provider of automated lab reactors and reaction calorimeters to the automated drug and chemical compound discovery and development market. We believe that our customers want solutions in this market from a company like Mettler-Toledo, with a reputation for innovation and quality and with a global presence and service network.

         We extended our product offerings to the automated drug and compound discovery market with our July 1998 acquisition of Bohdan Automation Inc. Bohdan is a leading supplier of laboratory automation and automated synthesis products used in research for life science applications for pharmaceutical and agricultural products and in other applications in the food and chemicals industries.

         In December 1998, we announced that we had acquired two technologically advanced instrument companies, Applied Systems and Myriad Synthesizer Technology. Although these businesses are not currently significant in size, we believe these acquisitions are key elements in our strategic effort to further build a leading position in the field of automated solutions for drug and chemical compound discovery and development. These acquisitions enable us to offer a strong and comprehensive array of solutions, from sample preparation to compound synthesis to process development.

         Applied Systems designs, assembles and markets instruments for in-process molecular analysis, which is primarily used for researching, developing and monitoring chemical processes. Applied Systems' proprietary sensors, together with its innovative Fourier transform infrared technology, enable chemists to analyze chemical reactions as they occur, which is more efficient than pulling samples.

         Myriad Synthesizer Technology designs, assembles and markets instruments that facilitate and automate the synthesis of large numbers of chemical compounds in parallel, which is a key step in the chemical compound discovery process. Its products can be used in all stages of synthesis in drug discovery.

         In February 1999, we announced that we had entered into an agreement to acquire the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail scales in France with annual sales of approximately $50 million. The agreement is subject to approvals by the French Ministry of Economy and Finance and other closing conditions. The acquisition is expected to close in the next several months.

Market Leadership

         We believe that we have a leading position in each of our markets, and at least 80% of our product sales are from products that are the global leaders in their segment. In the weighing instruments market, we are the only company to offer products for laboratory, industrial and food retailing applications globally and we believe that we hold a market share more than twice that of our nearest competitor. We believe that in 1998 we had approximately 40% of the global market for laboratory balances, including the largest market share in each of Europe, the United States and Asia (excluding Japan), and the number two position in Japan. In the industrial and food retailing markets, we believe we have the largest market share in Europe and the United States. In Asia, we have a substantial industrial and food retailing business which has gained market share in recent years. This business is supported by our established manufacturing presence in China. In addition, we also have one of the top three positions in the global market for several analytical instruments including titrators, thermal analysis systems, electrodes, pH meters and automatic lab reactors. We are also working to enhance our leading position in precision instruments. For instance, in 1997 we added Safeline's market leading metal detection products, which can be used with our checkweighing instruments for important quality and safety checks in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Also, we believe that Bohdan will provide robotics capabilities to our analytical instruments and will further enhance our product offerings. We attribute our worldwide market leadership positions to the following competitive strengths:


o Global Brand and Reputation. The Mettler-Toledo brand name is identified worldwide with accuracy, reliability and innovation. Customers value these characteristics because precision instruments, particularly weighing and analytical instruments, significantly impact customers' product quality, productivity, costs and regulatory compliance. Furthermore, precision instruments generally constitute a small percentage of customers' aggregate expenditures. As a result, we believe customers focus on accuracy, product reliability, technical innovation, service quality, reputation and past experience when choosing precision instruments. We also believe that our customers experience high switching costs if they attempt to change vendors. A recent independent survey concluded that "Mettler-Toledo" was one of the three most recognized brand names in the laboratory. In fact laboratory balances are often generically referred to as "Mettlers." The strength of this brand name has allowed us to successfully extend our laboratory product line to include titrators, thermal analysis systems, electrodes, pH meters and automatic lab reactors.


o Technological Innovation. We focus on the high value-added segments of our markets by delivering innovation to the marketplace. We have a long and successful track record of innovation and remain at the forefront of technological development. Recent innovations in both weighing and related instrumentation include:

         --   a new digital load cell

         -- the first personal computer interface to be certified by weights and measures regulators (the ID 20 terminal)

         --   significantly improved weighing sensor technology (MonoBloc)

         --   a new moisture determination instrument (GOBI)

         --   a new automatic lab reactor

         -- a new, enhanced sensitivity metal detector (the Safeline Zero Metal-Free Zone detector)

         --   new dimensioning equipment using our patented PILAR technology

              As with many of our recent innovations, the new MonoBloc weighing sensor technology is more accurate and significantly reduces manufacturing costs and the time and expense of design changes. These improvements resulted from a reduction in the number of parts used in prior sensors from around 100 to around 50 used in the MonoBloc sensor. We believe that we are the global leader in our industry in providing innovative instruments, in integrating our instruments into application-specific solutions for customers and in facilitating the processing of data gathered by our instruments and the transfer of this data to customers' management information systems. Our technological innovation efforts benefit from our manufacturing expertise in sensor technology, precision machining and electronics, as well as our strength in software development.

o Comprehensive, High Quality Product Range. We manufacture a more comprehensive range of weighing instruments than any of our competitors. Our broad product line addresses a wide range of weighing applications across and within many industries and regions. Furthermore, our analytical instruments and metal detection systems complement our weighing products, enabling us to offer integrated solutions. We manufacture our products in modern facilities, most of which are ISO 9001 certified. Our broad range of high quality products and the ability to provide integrated solutions allows us to leverage our sales and service organization, product development activities and manufacturing and distribution capabilities.

o Global Sales and Service. We have the only global sales and service organization among weighing instruments manufacturers, and we believe that this capability is a major competitive advantage. At December 31, 1998, this organization consisted of approximately 3,250 employees organized into locally based, customer-focused groups that provide prompt service and support to our customers and distributors in virtually all major markets around the world. The local focus of our sales and service organization enables us to provide timely, responsive support to our customers worldwide and provides feedback for manufacturing and product development. When we survey our current and potential customers on their needs, they often name service as the most important criteria for choosing their instrument suppliers. In addition to the service capability, this global infrastructure also allows us to capitalize on growth opportunities in emerging markets.

o Largest Installed Base. We believe that we have the largest installed base of weighing instruments in the world. From this installed base, we obtain service contracts that provide a strong, stable source of recurring service revenue. Service revenue represented approximately 16% of net sales in 1998, of which approximately 9% was derived solely from service contracts and repairs with the remainder derived from the sale of spare parts. We believe that our installed base of weighing instruments represents a competitive advantage with respect to repeat purchases and purchases of related analytical instruments and metal detection systems, because customers tend to remain with their existing suppliers. In addition, switching to a new instrument supplier entails additional costs to the customer for training, spare parts, service and systems integration requirements. Close relationships and frequent contact with our broad customer base also provide us with sales leads and new product and application ideas.

o Geographical, Product and Customer Diversification. Our revenue base is diversified by geographic region, product range and customer. Many different industries, including chemicals, pharmaceuticals, food processing, food retailing and transportation utilize our broad product range. We supply customers all over the world, and no one customer accounted for more than 2.6% of net sales in 1998. Our diverse revenue base reduces our exposure to regional or industry-specific economic conditions, and our presence in many different geographic markets, product markets and industries enhances our attractiveness as a supplier to multinational customers.

Growth Strategies

         We are implementing strategies relating to expanding our technology leadership, increasing our market share and capitalizing on opportunities in developed markets, capitalizing on opportunities in emerging markets, pursuing selected acquisition opportunities and re-engineering and cost savings. These strategies are designed to reduce our overall cost structure and enhance our position as a global market leader. The successful implementation of these strategies has contributed to an improvement in Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) from $39.5 million (4.6% of net sales) for 1995 to $101.0 million (10.8% of net sales) for 1998. We are committed to improving our performance and are pursuing the following strategies:

         Expanding Our Technology Leadership. We attribute a significant portion of our recent margin improvement to our research and development efforts. We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested approximately $150 million in research and development. Our research and development efforts fall into two categories:

         o technology advancements, which increase the value of our products. These may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means

         o cost reductions, which reduce the manufacturing cost of our products through better overall design

         Our research and development efforts have contributed to a pipeline of innovative and new products, significant reductions in product costs and reduced time to market for new products. Examples of recent product introductions include:

         o    industrial and retail products that apply open-system architecture

         o MonoBloc, a high accuracy, low-cost weighing sensor technology which is being incorporated throughout our product lines

         o    a higher performance titrator

         o    an improved performance modular thermal analysis system

         o    a new density and refractometry measurement technology

         o    a fully integrated metal detector and checkweigher

         o    the first Chinese-designed and manufactured laboratory balance

         Increasing  Our  Market  Share and  Capitalizing  on  Opportunities  in
Developed Markets. We recognize that to be a successful company, we must not only develop excellent products, but we must market and distribute them effectively--more effectively than our competitors. We utilize what we believe are the most sophisticated marketing and sales techniques in our industry. These techniques include the development and utilization of marketing databases. We develop these databases to better understand the full potential of our market by customer, location, industry, instrument and related application. We then utilize this data to more efficiently direct our field resources and complement our direct and distributor sales forces with targeted mailing and telemarketing campaigns to more fully exploit our market's potential. We also utilize a dual brand strategy for certain market segments to improve our overall market penetration. For example, we sell laboratory balances under the Ohaus brand name as an alternative to the Mettler-Toledo brand name in certain distribution channels for laboratory balances.

         We believe that service capabilities are a critical success factor in our business. Our service capabilities, which provide support to our customers and distributors in virtually all major markets across the globe and include around-the-clock availability of well-trained technicians, are highly valued by our customers. We believe that no other competitor has global service capabilities.

         The combination of our sophisticated marketing and sales techniques and service capabilities help us capitalize on growth opportunities in our developed markets. These opportunities include:

         o integrating information from our measurement instruments into our customers' data management software systems

         o automating and/or improving process control, in part by developing integrated solutions which combine measurement instruments and related technologies directly into manufacturing processes

         o    harmonization of national weighing standards across countries

         o    increasing   standardization   of  manufacturing   and  laboratory
              practices programs like ISO 9001, Good Laboratory Practices and Good Manufacturing Practices

         o increasing recognition by our customers of the importance of preventive maintenance in reducing down time

         Capitalizing on Opportunities in Emerging Markets. While emerging markets were not a source of growth in 1998 due to weak economic conditions, we believe that these markets will provide growth opportunities for us in the long term. These growth opportunities are being driven primarily by economic development and global manufacturers' utilization of additional and more sophisticated precision measurement instruments as they shift production to these markets. In addition, we believe that over the long term, the trend toward international quality standards, the need to upgrade mechanical scales to electronic versions and the establishment of local production facilities by our multinational client base will add to the opportunities in emerging markets. To date our emerging market expansion has primarily focused on Asia. In Asia (excluding Japan), we are the market leader in laboratory weighing instruments and have a substantial industrial and food retailing business that has gained market share in recent years. For instance, we have two profitable operations in
China: first, a 60% owned joint venture that manufactures and sells industrial and food retailing products and, second, a wholly owned facility that manufactures and distributes laboratory products. Both of these operations serve the domestic and export markets. We have also opened direct marketing organizations in Taiwan, Korea, Hong Kong, Thailand, Malaysia and Eastern Europe. Beyond Asia, we are also expanding our sales and service presence in Latin America and other emerging markets.

         We believe that to succeed in emerging markets, there are several advantages we must offer to our customer base:

         o to our multinational customers, we must offer the same level of service and problem-solving capabilities that we offer them in developed countries. We accomplish this through extensive training, including factory training, of our employees

         o to our local customers, we must offer lower cost and less complex products than are required by our customers in Japan, Europe and North America. We accomplish this through the increased research and development and manufacturing capabilities at our two Chinese production facilities

         o we must have a direct local presence to ensure that our combination of quality products and excellent service is effectively carried out at a local level so that we achieve the same level of brand awareness in emerging markets that we enjoy in developed markets. We have accomplished this in part by establishing ten new sales and service operations in emerging markets since 1996

         Pursuing Selected Acquisition Opportunities. We believe that the combination of our market leadership, our strong brand name and our comprehensive sales and distribution network supports an attractive platform for acquisitions. We are interested in acquiring companies that provide us with:

         o Complementary products that will benefit from our brand name and global distribution channels. An example is Bohdan Automation, a leading supplier of laboratory automation and automated synthesis products, which we acquired in 1998 and whose products we have now added to our global distribution network. Because of its small size as a stand-alone company, Bohdan lacked a global presence and did not serve customers on a worldwide basis. We offer it the infrastructure to expand its business globally.

         o Integrated technology solutions, which we can combine with our own technologies to create an overall better solution for our customers. An example is Safeline Limited, which we acquired in 1997. We combined its metal detection equipment with our checkweighers to create one instrument, featuring integrated data management, a smaller footprint and only one man-machine interface--a better solution for many of our customers than separate products.

         o Consolidation opportunities in fragmented markets. Examples include our recently announced agreement to acquire the Testut-Lutrana group in France and our acquisitions of a number of independent industrial and retail weighing distributors in the United States.

         o Geographic expansion into markets where we do not have a direct presence. For example, earlier this year we established a small presence in India by acquiring a local manufacturer.

         Re-engineering and Cost Savings. We have improved our profitability in recent years partly through a series of initiatives aimed at reducing our cost structure. We plan to take similar initiatives in the future with the goal of further improving our operating margins. These initiatives include:

         o moving the production of certain product lines to lower cost locations and consolidating the production of others For example, in 1999 we are planning to consolidate development and manufacturing of all balances using magnetic force restoration technology in Switzerland and introduce a number of products to our global distribution channel that are manufactured in China

         o increasing sales force productivity through telemarketing, increased training and other focused initiatives. For example, we have recently initiated an internet sales channel for certain product categories and have also significantly increased our telemarketing initiatives. We believe both of these programs will increase the productivity of our sales force

         o reducing distribution costs by using existing infrastructure more efficiently and centralizing processes where economies of scale can be obtained. For example, we recently consolidated most of our North American order processing and billing functions into one location

         o reducing product cost through research and development, improved manufacturing processes and reducing the purchased cost of components. For example, we will introduce a number of products in 1999 with lower costs than the previous generation, including a basic balance. In addition, we have recently initiated a program to reduce the cost of printed circuit boards used in many of our scales and balances

         o continually reviewing operations to identify additional opportunities to reduce costs

         We believe that these initiatives will place us in a position to build on our recent improvement in profitability. Furthermore, we believe that we can leverage our existing infrastructure, particularly our recent investments in Asia, to obtain continued sales growth without significant additions to our overall cost base.

Products

Laboratory

         We manufacture and market a complete range of laboratory balances, as well as other selected laboratory measurement instruments, such as titrators, thermal analysis systems, electrodes, pH meters and automatic lab reactors, for laboratory applications in research and development, quality assurance, production and education. Laboratory products accounted for approximately 38% of our net sales in 1998 (including revenues from related after-sale service). We estimate that we have approximately 40% share of the global market for laboratory balances and we are among the top three producers worldwide of titrators, thermal analysis systems, electrodes, pH meters and automatic lab reactors. We believe that we have the leading market share for laboratory balances in each of Europe, the United States and Asia (excluding Japan) and the number two position in Japan.

         Balances. The balance is the most common piece of equipment in the laboratory. We believe that we sell the highest performance laboratory balances available on the market, with weighing ranges from one ten-millionth of a gram up to 32 kilograms. The Company's brand name is so well recognized that laboratory balances are often generically referred to as "Mettlers." The
Mettler-Toledo name is identified worldwide with accuracy, reliability and innovation. In our judgment, this reputation constitutes one of our principal competitive strengths.

         In order to cover a wide range of customer needs and price points, we market precision balances, semimicrobalances, microbalances and ultramicrobalances in three principal product tiers offering different levels of functionality. High-end balances provide maximum automation of calibration, application support and additional functions. Mid-level balances provide a more limited but still extensive set of automated features and software applications. Basic level balances provide simple operations and a limited feature set. We also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights.

Due to the wide range of functions and features offered by our products, prices vary significantly. A typical mid-range precision balance is priced at approximately $2,500 and a typical microbalance is priced at approximately $14,000.

         We regularly introduce new features and updated models in our lines of balances. For example, our DeltaRange models permit weighing of light and heavy samples on the same balance without the need for difficult adjustments, a function particularly useful in dispensing and formula weighing. High-end balances are equipped with fully automatic calibration technology. These balances are carefully calibrated by us many times in controlled environments, with the results of the calibrations incorporated into built-in software, so that adjustments for ambient temperature and humidity can automatically be made at any time once the balances are in use by our customers. We also offer universal interfaces that offer simultaneous connection of up to five peripheral devices. The customer can then interface one balance with, for example, a computer for further processing of weighing data, a printer for automatically printing results and a bar-code reader for sample identification.

         In addition to Mettler-Toledo branded products, we also manufacture and sell balances under the brand name "Ohaus." Ohaus branded products include mechanical balances and electronic balances for the educational market and other markets in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service.

         Titrators. Titrators measure the chemical composition of samples. Our high-end titrators are multi-tasking models, which can perform two determinations simultaneously. They permit high sample throughputs and have extensive expansion capability and flexibility in calculations, functions and parameters. Most models, including those in the lower-range, permit common determinations to be stored in a database for frequent use. Titrators are used heavily in the food and beverage industry. A typical titrator is priced at approximately $12,000.

         Thermal Analysis Systems. Thermal analysis systems measure different properties, such as weight, dimension and energy flow, at varying temperatures. Our thermal analysis products include full computer integration and a significant amount of proprietary software. Thermal analysis systems are used primarily in the plastics and polymer industries. A typical thermal analysis system is priced at approximately $50,000.

         pH Meters. A pH meter measures acidity in a laboratory sample and is the second most widely used measurement instrument in the laboratory, after the balance. We manufacture desktop models and portable models. Desktop models are microprocessor-based instruments, offering a wide range of features and self-diagnostic functions. Portable models are waterproof, ultrasonically welded and ergonomically designed. Data collected from a portable meter can be downloaded to a computer or printer using an interface kit and custom software. pH meters are used in a wide range of industries. A typical pH meter is priced at approximately $1,200.

         Automatic Lab Reactors and Reaction Calorimeters. Automatic lab reactors and reaction calorimeters simulate an entire chemical manufacturing process in the laboratory. Customers use the simulation test before proceeding to production, in order to test the safety and feasibility of new processes. Our products are fully computer-integrated, with a significant software component that we also provide. They also offer wide flexibility in the structuring of experimental processes. Automatic lab reactors and reaction calorimeters are typically used in the chemicals and pharmaceutical industries. A typical lab reactor is priced at approximately $140,000.

         Synthesizers. We manufacture automated parallel synthesizers for use in sophisticated chemistry environments, such as pharmaceutical laboratories. These synthesizers allow scientists to develop new compounds more efficiently and to create large libraries of molecules at the same time instead of creating them one by one as is done traditionally. This is an important aspect of combinatorial chemistry. Our synthesizers use robotics and sophisticated software to automate what was previously a manual process. A synthesizer costs
between  $75,000  and   $1,000,000,   depending  on  its functionality.

         Electrodes. We manufacture electrodes for use in a variety of laboratory instruments and in-line process applications. Laboratory electrodes are used in pH meters and titrators, and may be replaced many times during the life of the instrument. In-line process electrodes are used to monitor production processes, for example, in the beverage industry. A typical in-line process electrode is priced at approximately $160.

         Pipettes. We have recently introduced single-channel and multi-channel pipettes which are used for liquid handling in the laboratory. These devices are the most widely used instruments in the rapidly growing life science market. Pipettes range in price from approximately $270 to $780, depending on their functionality.

         Other Instruments. We sell density and refractometry instruments, which measure chemical concentrations in solutions. These instruments are sourced through a marketing joint venture with a third-party manufacturer, but are sold under the Mettler-Toledo brand name. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture.

Industrial and Food Retailing

         Weighing instruments are among the most broadly used measurement devices in industry and food retailing. Our industrial and food retailing weighing and related products include:

         o    bench and floor scales for standard industrial applications

         o    truck and railcar scales for heavy industrial applications

         o    scales for use in food retailing establishments

         o    checkweighers (which determine the weight of goods in motion)

         o    metal detectors

         o    dimensioning equipment

         o specialized software systems for industrial and perishable goods management processes

         Increasingly, many of our industrial and food retailing products can integrate weighing data into process controls and information systems. Our industrial and food retailing products are also sold to original equipment manufacturers, which incorporate our products into larger process solutions and comprehensive food retailing checkout systems. At the same time, our products themselves include significant software and additional functions including networking, printing and labeling capabilities. They also include other measuring technologies such as dimensioning. We work with customer segments to create specific solutions to their weighing needs. For instance, working closely with the leading manufacturer of postal meters, we developed a new generation of postal metering systems.

         Industrial and food retailing products accounted for approximately 62% of our net sales in 1998 (including revenues from related after-sale service). We believe that we have the largest market share in the industrial and food retailing market in each of Europe and the United States. In Asia, we have a substantial industrial and food retailing business which has gained market share in recent years. This business is supported by an established manufacturing presence in China. We believe that we are the only company with a true global presence across industrial and food retailing weighing applications.

         Standard Industrial Products. We offer a complete line of standard industrial scales, such as bench scales and floor scales, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to weighing mail and packages. Our product lines include the "Spider" range of scales, often used in receiving and shipping departments in counting applications; "TrimWeigh" scales, which determine whether an item falls within a specified weight range, and are used primarily in the food industry; "Mentor SC" scales, for counting parts; and precision scales for formulating and mixing ingredients. Our "MultiRange" products include standardized software which uses the weight data obtained to calculate other parameters, such as price or number of pieces. The modular design of these products facilitates the integration of our weighing equipment into a computer system performing other functions, like inventory control or batch management. Prices vary significantly with the size and functions of the scale, generally ranging from $1,000 to $20,000.

         Heavy Industrial Products. Our primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter a factory or at a toll station). Our truck scales, such as the "DigiTol TRUCKMATE," generally have digital load cells, which offer significant advantages in serviceability over analog load cells. Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. We also offer advanced computer software that can be used with our heavy industrial scales to permit a broad range of applications. Truck scale prices generally range from $20,000 to $50,000.

         Dynamic Checkweighing. We offer solutions to checkweighing requirements in the food processing, pharmaceutical, chemicals and cosmetic industries, where customers are required to accurately measure portions for packaging. We also offer checkweighing solutions to the transportation and package delivery industries, where tariffs are levied based on weight. Customizable software applications utilize the information generated by checkweighing hardware to find production flaws, packaging and labeling errors and nonuniform products, as well as to sort rejects and record the results. Our checkweighing equipment can accurately determine weight in dynamic applications at speeds of up to several hundred units per minute. Checkweighers generally range in price from $8,000 to $40,000.

         Metal Detection Systems. Metal detection systems control the removal of products that are identified as contaminated by metal during the manufacturing process in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Metal detectors therefore provide manufacturers with vital protection against metal contamination arising from their own production processes or from using contaminated raw materials. Metal detectors are most commonly used with checkweighers as components of integrated packaging lines in the food processing, pharmaceutical and other industries. Prices for metal detection systems generally range from $5,000 to $20,000.

         Dimensioning Equipment. We recently introduced automated dimensioning equipment for use in the shipping industry to measure package volumes. These products employ the patented PILAR technology and are integrated with industrial scales to combine volume-based and weight-based tariff calculations. Prices for integrated dimensioning/weighing systems range from $5,000 to $20,000.

         Food Retailing Products. Supermarkets, hypermarkets and other food retail establishments make use of multiple weighing applications for the full handling of perishable goods. For example, perishable goods are weighed on arrival to determine payment to suppliers and some of these goods are repackaged, priced and labeled for sale to customers. Other goods are kept loose and selected by customers and either weighed at the produce or delicatessen counter or at the checkout counter.

         We offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. In addition, we offer network scales and software, which can integrate backroom, counter, self-service and checkout functions, and can incorporate weighing data into a supermarket's overall perishable goods management system. Backroom products include dynamic weighing products, labeling and wrapping machines, perishable goods management and data processing systems. In some countries in Europe, we also sell slicing and mincing equipment. Prices for food retailing scales generally range from $500 to $5,000, but are often sold as part of comprehensive weighing solutions.

         Systems. Our systems business consists of software applications for drum filling in the food and chemicals industries and batching systems in the glass industry. The software systems control or modify the manufacturing process.

Customers and Distribution

         Our business is geographically diversified, with sales in 1998 derived 46% from Europe, 43% from North and South America and 11% from Asia and other countries. Our customer base is also diversified by industry and by individual customer. Our largest single customer accounted for no more than 2.6% of 1998 net sales.

Laboratory

         Principal customers for laboratory products include: chemicals manufacturers, pharmaceutical manufacturers, cosmetics manufacturers, food and beverage makers, the metals industry, the electronics industry, the plastics industry, the transportation industry, the packaging industry, the logistics industry, the rubber industry, the jewelry and precious metals trade, educational institutions and government standards laboratories. Balances, pH meters and pipettes are the most widely used laboratory measurement instruments and are found in virtually every laboratory across a wide range of industries. Other products have more specialized uses.

         Our laboratory products are sold through a worldwide distribution network. Our extensive direct distribution network and our dealer support activities enable us to maintain a significant degree of control over the distribution of our products.

         In the United States where there are strong laboratory distributors, we use them as the primary marketing channel for lower to mid-price products. This strategy allows us to leverage the strength of both the Mettler-Toledo brand and the laboratory distributors' market position into sales of other laboratory measurement instruments. We provide our distributors with a significant amount of technical and sales support. Mid to high-end products in the United States are handled by our own sales force. There has been recent consolidation among distributors in the United States market. While this consolidation could adversely affect our U.S. distribution, we believe our leadership position in the market gives us a competitive advantage when dealing with our U.S. distributors.

         We sell products in Asia through our own sales force and distributors, and in Europe primarily through direct sales. European and Asian distributors are generally fragmented on a country-by-country basis.

         Ohaus branded laboratory balances are generally positioned in alternative distribution channels to those of Mettler-Toledo branded products. This means that we can fill a greater number of distribution channels and increase penetration of our existing markets. Since acquiring Ohaus in 1990, we have expanded this brand beyond its historical U.S. focus. Ohaus branded products are sold exclusively through distributors.

Industrial and Food Retailing

         Our industrial products customers include chemicals companies (e.g., formulating, filling and batching applications), food companies (e.g., packaging and filling applications), electronics and metal processing companies (e.g., piece counting and logistical applications), pharmaceutical companies (e.g., formulating and filling applications), transportation companies (e.g., sorting, dimensioning and vehicle weighing applications) and auto body paint shops, which mix paint colors based on weight.

         Our industrial products share weighing technology, and often minor modifications to existing products can make them useful for applications in a variety of industrial processes. We also sell to original equipment manufacturers ("OEM's") which integrate our modules into larger process control applications or comprehensive packaging lines. Our products are also purchased by engineering firms, systems integrators and vertical application software companies.

         Customers for metal detection systems are typically food processing, pharmaceutical, cosmetics and chemicals manufacturers that must ensure that their products are free from contamination by metal particles. Undetected metal contamination can have severe consequences for these companies, including potential litigation and product recalls. Metal detection systems are most commonly utilized together with checkweighers as components of integrated packaging lines. Metal detectors provide important safety checks before food and other products are delivered to customers. Metal detection systems are also used in pipeline detectors for dairy and other liquids, gravity fall systems for grains and sugar and throat detection systems for raw material monitoring.

         Our food retailing products customers include supermarkets, hypermarkets and smaller food retailing establishments. The North American and European markets already include many large supermarket chains, and there is an on-going shift in most of our food retailing markets from "mom and pop" grocery stores to supermarkets and hypermarkets. While supermarkets and hypermarkets generally buy less equipment per customer, they tend to buy more advanced products that require more electronic and software content. In emerging markets, however, the highest growth is in basic scales. As with industrial products, we also sell food retailing products to OEMs for inclusion in more comprehensive checkout systems. For example, our OEMs often incorporate our checkout scales into scanner-scales, which can weigh perishable goods and also read bar codes on other items. Scanner-scales are in turn integrated with cash registers to form a comprehensive checkout system.

         In the industrial and food retailing market, we sell both directly to customers (including OEMs) and through distributors. In the United States, direct sales slightly exceed distribution sales in part because distributors are highly fragmented in the United States. In Europe, direct sales predominate, with distributors used in certain cases. We sell products in Asia primarily through distributors, except in China where we sell products through our own sales force and distributors. Where we use distributors, we seek to provide them with significant support.

Sales and Service

Market Organizations

         We have over 30 geographically focused market organizations ("MOs") around the world that are responsible for all aspects of our sales and service. The MOs are local marketing and service organizations designed to maintain close relationships with our customer base. Each MO has the flexibility to adapt its marketing and service efforts to account for different cultural and economic conditions. MOs also work closely with our producing organizations (described below) by providing feedback on manufacturing and product development initiatives and relaying innovative product and application ideas.

         We have the only global sales and service organization among weighing instruments manufacturers. At December 31, 1998, our sales and services group consisted of approximately 3,250 employees in sales, marketing and customer service (including related administration) and after-sales technical service. This field organization has the capability to provide service and support to our customers and distributors in virtually all major markets across the globe.

         Sales managers and representatives interact across product lines and markets in order to serve customers that have a wide range of weighing needs, such as pharmaceutical companies that purchase both laboratory and industrial products. We classify customers according to their potential for sales and the appropriate distribution channel is selected to service the customer as efficiently as possible. Larger accounts tend to have dedicated sales representatives. Other representatives specialize by product line. Sales representatives call directly on end-users either alone or, in regions where sales are made through distributors, jointly with distributors.

         We utilize a variety of advertising media, including trade journals, catalogs, exhibitions and trade shows. In addition, we also sponsor seminars, product demonstrations and customer training programs. Our high market share helps us to gauge growth opportunities, target our message to appropriate customer groups and monitor competitive developments. We utilize sophisticated marketing techniques in our sales efforts. These techniques include the development and utilization of marketing databases. We develop these databases to better understand the full potential of our market by customer, location, industry, instruments and related application. We then utilize this data to more efficiently direct our field resources and complement our direct and distributor sales forces with targeted mailing and telemarketing campaigns to more fully exploit our market's potential.

         We also utilize a dual brand strategy for certain market segments to improve our overall market penetration. For example, we sell laboratory balances under the Ohaus brand name as an alternative to the Mettler-Toledo brand name in certain distribution channels.

After-Sales Service

         We believe service capabilities are a critical success factor in our business. Through our own dedicated service technicians, we provide contract and repair services in all countries in which our products are sold. We estimate that we have the largest installed base of weighing instruments in the world, and our contract and repair services generate significant revenues. In 1998, service (representing service contracts, repairs and replacement parts) accounted for approximately 16% of our total net sales (service revenue is included in the laboratory and industrial and food retailing sales percentages given above). Approximately half of this amount is derived from spare parts with the remaining portion derived from service contacts. Beyond revenue opportunities, service is a key part of our product offering and helps significantly in generating repeat sales. The close relationships and frequent contact with our large customer base provides us with sales opportunities and innovative product and application ideas. A global service network also is an important factor in our ability to expand in emerging markets. Moreover, the widespread adoption of quality laboratory and manufacturing standards and the privatization of weights and measures certification represent favorable trends for our service business, as they tend to increase demand for on-site calibration services.

         Our service contracts provide for repair services within various guaranteed response times, depending on the level of service selected. Many contracts also include periodic calibration and testing. Contracts are generally one year in length, but may be longer. If the service contract also includes products of other manufacturers, we will generally perform calibration, testing and basic repairs directly, and contract out more significant repair work. As application software becomes more complex, our service efforts increasingly include installation and customer training programs as well as product service.

Research and Development; Manufacturing

Producing Organizations

         Our product development, research and manufacturing efforts are organized into a number of producing organizations ("POs"). At December 31, 1998, POs included approximately 3,950 employees worldwide. POs are product development teams comprised of personnel from our marketing, development, research, manufacturing, engineering and purchasing departments. POs often seek customer input to ensure that the products developed are tailored to market needs. We have organized our POs to reduce product development time, improve customer focus, reduce costs and maintain technological leadership. The POs work together to share ideas and best practices, and some employees are in both MOs and POs. We recently implemented a number of projects that we believe will further increase productivity and lower costs. For example, we restructured the order and product delivery process in Europe to enable us to deliver many of our products to our customers directly from the manufacturing facility within several days, which minimizes the need to store products in decentralized warehouses. In addition, we have centralized our European spare parts inventory management system allowing all spare parts for Europe to be delivered from a single, highly automated location.

Research and Product Development

         We closely integrate research and development with marketing, manufacturing and product engineering. We have over 600 professionals in research and development and product engineering. Our principal product development activities involve applications improvements to provide enhanced customer solutions, systems integration and product cost reduction. However, we also conduct research in basic weighing technologies. As part of our research and development activities, we have frequent contact with university experts, industry professionals and the governmental agencies responsible for weights and measures, analytical instruments and metal detectors. In addition, our in-house development is complemented by technology and product development alliances with customers and original equipment manufacturers.

         Our MonoBloc weighing sensor technology, which eliminates many of the complex mechanical linkages in a weighing sensor and reduces the number of parts in a sensor from approximately 100 to approximately 50, is an excellent example of our technological innovation. The MonoBloc sensor permits more accurate weighing, and lower manufacturing costs allow us to make design changes more cheaply and quickly. MonoBloc technology is already incorporated into a number of our products, and we are extending the MonoBloc technology through much of our weighing instrument product lines.

         We have devoted an increasing proportion of our research and development budget to software development. Software development for weighing applications includes application-specific software, as well as software utilized in sensor mechanisms, displays, and other common components, which can be leveraged across our broad product lines.

         Over the last three years, we have spent approximately $150 million on research and development (excluding research and development purchased in connection with acquisitions). In 1998, we spent approximately 5.6% of net sales on research and development (including costs associated with customer-specific engineering projects, which are included in cost of sales for financial reporting purposes).

Manufacturing

         We manufacture many of our own components, including components that require specific technical competence, or for which dependable, high quality suppliers cannot be found. However, when outside manufacturing is more efficient, we contract with others for certain components and in turn use these components in our own manufacturing processes. We use a wide range of suppliers and we believe our supply arrangements to be adequate. From time to time we rely on a single supplier for all of our requirements of a particular component. Even then, adequate alternative sources are generally available if necessary. Supply arrangements for electronics are generally made globally. For mechanical components, we generally use local sources to optimize materials flow.

         We strive to emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. This integration permits field service technicians to trace important information about the manufacture of a particular unit, which facilitates repair efforts and permits fine-tuning of the manufacturing process. Many of our measuring instruments are subjected to an extensive calibration process that allows the software in the unit to automatically adjust for the impact of temperature and humidity.

         We are a worldwide manufacturer, with nine manufacturing plants in the United States, four in Switzerland, two in Germany, two in the United Kingdom and two in China. One of our Chinese plants is a joint venture in which we own a 60% interest. Laboratory products are produced mainly in Switzerland and to a lesser extent in the United States and China, while industrial and food retailing products are produced in all five countries. We produce our metal detectors in the United Kingdom. We have manufacturing expertise in sensor technology, precision machining and electronics, as well as strength in software development. Furthermore, most of our manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated needs.

Backlog

         Manufacturing turnaround time is generally sufficiently short so as to permit us to manufacture to fill orders for most of our products, which helps to limit inventory costs. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months.

Employees

         As of December 31, 1998, we had approximately 7,200 employees throughout the world, including more than 3,600 in Europe, approximately 2,650 in North and South America, and approximately 950 in Asia and other countries. We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.

         In certain of our facilities, we have a flexible workforce environment, in which hours vary depending on the workload. This flexible working environment enhances employees' involvement, thus increasing productivity. It also improves efficient payroll management by permitting us to adjust staffing to match workload to a greater degree without changing the size of the overall workforce.

Intellectual Property

         We hold more than 1,100 patents and trademarks, primarily in the United States, Switzerland, Germany and Japan and, to a lesser extent, in China. Our products generally incorporate a wide variety of technological innovations, many of which are protected by patents and many of which are not. Moreover, products are generally not protected as a whole by individual patents. Accordingly, no one patent or group of related patents is material to our business. We also have numerous trademarks, including the Mettler-Toledo name and logo which are material to our business. We regularly protect against infringement of our intellectual property.

Regulation

         Our products are subject to various regulatory standards and approvals by weights and measures regulatory authorities. Although there are a large number of regulatory agencies across our markets, there is an increasing trend toward harmonization of standards, and weights and measures regulation is harmonized across the European Union. Our food processing and food retailing products are subject to regulation and approvals by relevant governmental agencies, such as the United States Food and Drug Administration. Products used in hazardous environments may also be subject to special requirements. All of our electrical components are subject to electrical safety standards. We believe that we are in compliance in all material respects with applicable regulations.

Environmental Matters

         We are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate, including provisions relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. We wholly or partly own, lease or hold a direct or indirect equity interest in a number of properties and manufacturing facilities around the world, including the United States, Europe, Canada, Mexico, Brazil, Australia and China. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

         We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that such sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although we believe that we are in substantial compliance with applicable environmental requirements and to date we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could result in a material adverse effect on our financial condition or results of operations.

         We are  involved in  litigation  concerning  remediation  of  hazardous substances at a facility in Landing, New Jersey. On or about July 1988, an affiliate of Ciba ("AGP") purchased 100% of the outstanding stock of Metramatic Corporation ("Metramatic"), a manufacturer of checkweighing equipment located in Landing, from GEI International Corporation ("GEI"). GEI agreed to indemnify and hold harmless AGP for certain pre-closing environmental conditions, including those resulting in cleanup responsibilities required by the New Jersey Department of Environmental Protection pursuant to the New Jersey Environmental Cleanup Responsibility Act ("ECRA"). ECRA is now the Industrial Site Recovery Act. Pursuant to a 1988 New Jersey Department of Environmental Protection administrative consent order naming GEI and Metramatic as respondents, GEI has spent approximately $2 million in the performance of certain investigatory and remedial work addressing groundwater contamination at the site. However, implementation of a final remedy has not yet been completed, and, therefore, future remedial costs are currently unknown. In 1992, GEI filed a suit against various parties including Hi-Speed Checkweigher Co., Inc., our wholly owned subsidiary that currently owns the facility, to recover certain costs incurred by GEI in connection with the site. Based on currently available information and our rights of indemnification from GEI, we believe that our ultimate allocation of costs associated with the past and future investigation and remediation of this site will not have a material adverse effect on our financial condition or results of operations.

         We, or in some cases the former owner of Toledo Scale, have been named a potentially responsible party under CERCLA or analogous state statutes at the following third-party owned sites with respect to the alleged disposal at the sites by Toledo Scale during the period before we owned it: Granville Solvents Site, Granville, Ohio; Aqua-Tech Environmental, Inc. Site, Greer, South Carolina; Seaboard Chemical Company Site, Jamestown, North Carolina; and the Stickney and Tyler Landfills in Toledo, Ohio. Pursuant to the terms of the stock purchase agreement between us and the former owner of Toledo Scale, the former owner is obligated to indemnify us for various environmental liabilities. To date, with respect to each of the foregoing sites, the former owner has undertaken the defense and indemnification of Toledo Scale. Based on currently available information and given our contractual rights of indemnification, we believe that the costs associated with the investigation and remediation of these sites will not have a material adverse effect on our financial condition or results of operations.

Competition

         Our markets are highly competitive. Furthermore, weighing instruments markets are fragmented both geographically and by application, particularly the industrial and food retailing weighing instruments market. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets.

         We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have certain technological and other advantages over our competitors, we may not be able to realize and maintain these advantages. In any event, to remain competitive, we must continue to invest in research and development, sales and marketing and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments or that we will be successful in identifying, developing and maintaining any competitive advantages.

         We believe that the principal competitive factors in our U.S. markets for purchasing decisions are accuracy and durability, while in Europe accuracy and service are the most important factors. In emerging markets, where there is greater demand for less sophisticated products, price is a more important factor than in developed markets. Competition in the United States laboratory market is also influenced by the presence of large distributors that sell not only our products but those of our competitors as well.

Item 2.       PROPERTIES

         The  following   table  lists  our  principal   operating   facilities,
indicating the location, primary use and whether the facility is owned or leased.

Location                              Principal Use (1)             Owned/Leased
Europe:
   Greifensee/Nanikon, Switzerland..  Production,
                                      Corporate Headquarters               Owned
   Uznach, Switzerland..............  Production                           Owned
   Urdorf, Switzerland..............  Production                           Owned
   Schwerzenbach, Switzerland.......  Production                          Leased
   Albstadt, Germany................  Production                           Owned
   Giesen, Germany..................  Production                           Owned
   Giessen, Germany.................  Sales and Service                    Owned
   Steinbach, Germany...............  Sales and Service                    Owned
   Viroflay, France.................  Sales and Service                    Owned
   Beersel, Belgium.................  Sales and Service                    Owned
   Sint-Michielsgestel, Netherlands.  Sales and Service                   Leased
   Tiel, Netherlands................  Sales and Service                    Owned
   Leicester, England...............  Sales and Service                   Leased
   Manchester, England..............  Production, Sales and Service       Leased
   Royston, England.................  Production, Sales and Service       Leased

Americas:
   Columbus, Ohio...................  Sales and Service,
                                      North America Headquarters          Leased
   Worthington, Ohio................  Production                           Owned
   Spartanburg, South Carolina......  Production                           Owned
   Franksville, Wisconsin...........  Production                           Owned
   Ithaca, New York.................  Production                           Owned
   Wilmington, Massachusetts........  Production                          Leased
   Florham Park, New Jersey.........  Production, Sales and Service       Leased
   Millersville, Maryland...........  Production, Sales and Service       Leased
   Tampa, Florida...................  Production, Sales and Service       Leased
   Vernon Hills, Illinois...........  Production, Sales and Service       Leased
   Burlington, Canada...............  Sales and Service                   Leased
   Mexico City, Mexico..............  Sales and Service                   Leased
   San Paolo, Brazil................  Production and Sales                Leased

Other:
   Shanghai, China..................  Production                 Building Owned;
                                                                     Land Leased
   Changzhou, China (2).............  Production                 Building Owned;
                                                                     Land Leased
   Melbourne, Australia.............  Sales and Service                   Leased
   Mumbai, India....................  Production, Sales and Service       Leased

(1) We also conduct research and development activities at certain of the listed facilities in Switzerland, Germany, the United States and, to a lesser extent, China.
(2)      Held by a joint venture in which we own a 60% interest.


         We believe our facilities are adequate for our current and reasonably anticipated future needs.

ITEM 3.       LEGAL PROCEEDINGS

         Routine litigation is incidental to our business. Nevertheless, we are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition or results of operations. See "Environmental Matters" under Part I, Item 1 for information concerning legal proceedings relating to certain environmental claims.

         Our products generally are sold with a limited warranty for defects. We have reviewed our products currently in use by customers or being sold and do not believe that we will have material increase in warranty or product liability claims arising out of Year 2000 non-compliance. However, any material increase in these claims could harm our results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

MARKET INFORMATION FOR COMMON STOCK

         Our common stock began trading on the New York Stock Exchange on November 14, 1997 under the symbol "MTD." The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the quarters indicated.

                                                            Price Range
                                                      High               Low
1997
    Fourth Quarter (beginning November 14, 1997)    $18 3/4            $14 1/16

1998
    First Quarter                                    22  3/8            16 9/16
    Second Quarter                                   22  1/4            18
    Third Quarter                                    22 11/16           16 1/4
    Fourth Quarter                                   28 15/16           16 3/4

HOLDERS

         At March 8, 1999 there were 556 holders of record of common stock and 38,400,363 shares of common stock outstanding. The number of holders of record excludes beneficial owners of common stock held in street name.

DIVIDEND POLICY

         We have never paid any dividends on our common stock and we do not anticipate paying any cash dividends on the common stock in the foreseeable future. The current policy of our Board of Directors is to retain earnings to finance the operations and expansion of our business. Moreover, our credit agreement restricts our ability to pay dividends. Any future determination to pay dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

ITEM 6.       SELECTED FINANCIAL DATA

         The selected historical financial information set forth below at December 31, 1994, 1995, 1996, 1997 and 1998, for the years ended December 31, 1994 and 1995, for the period from January 1, 1996 to October 14, 1996, for the period from October 15, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998 is derived from our consolidated financial statements, which were audited by KPMG Fides Peat, independent auditors. The financial information for all periods prior to October 15, 1996, the date of the Acquisition, is combined financial information of the Mettler-Toledo group of companies (the "Predecessor Business"). The combined historical data of the Predecessor Business and the consolidated historical data of the Company are not comparable in many respects due to the Acquisition and the Safeline acquisition. See Part II, Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" below and the consolidated financial statements and accompanying notes included herein. The financial information presented below was prepared in accordance with U.S. GAAP.

                                            Predecessor Business                   Mettler-Toledo International Inc.
                                      -------------------------------------- ------------------------------------------
                                                                  January 1    October  15
                                      Year ended     Year ended      to           to         Year ended    Year ended
                                      December 31,   December 31, October 14,  December 31,  December 31,  December 31,
                                      1994           1995         1996         1996          1997          1998
                                      -----------    -----------  ----------   -----------   -----------   -----------
                                                           (In thousands, except per share data)
Statement of Operations Data:
  Net sales.........................  $769,136      $850,415     $662,221     $ 186,912      $878,415       $935,658
  Cost of sales.....................   461,629       508,089      395,239       136,820 (a)   493,480 (b)    520,190
                                       -------       -------      -------       -------       -------       --------
  Gross profit......................   307,507       342,326      266,982        50,092       384,935        415,468
  Research and development..........    47,994        54,542       40,244         9,805        47,551         48,977
  Selling, general and
     administrative.................   224,978       248,327      186,898        59,353       260,397        265,511
  Amortization......................     6,437         2,765        2,151         1,065         6,222          7,634
  Purchased research and development        --            --           --       114,070 (c)    29,959 (d)      9,976 (e)
  Interest expense..................    13,307        18,219       13,868         8,738        35,924         22,638
  Other charges (income), net(f)....    (7,716)       (9,331)      (1,332)       17,137        10,834          1,197
                                       --------      --------     --------      -------       -------       --------
  Earnings (loss) before taxes,
    minority interest and
    extraordinary items.............    22,507        27,804       25,153      (160,076)       (5,952)        59,535
  Provision for taxes...............     8,676         8,782       10,055          (938)       17,489         20,999
  Minority interest.................       347           768          637           (92)          468            911
                                       -------       -------      -------      ---------    ---------       --------
  Earnings (loss) before
    extraordinary items.............    13,484        18,254       14,461      (159,046)      (23,909)        37,625
  Extraordinary items - debt
    extinguishments.................        --            --           --            --       (41,197) (g)        --
                                       -------       -------      -------      --------     ---------      ---------
  Net earnings (loss)...............   $13,484       $18,254      $14,461     $(159,046)    $ (65,106)      $ 37,625
                                        ======        ======       ======      ========      ========       ========

  Basic earnings (loss) per common share(h):
    Net earnings (loss) before
      extraordinary items...........                                          $   (5.18)     $  (0.76)      $   0.98
    Extraordinary items.............                                                 --         (1.30)            --
                                                                              ---------      ---------      ---------
    Net earnings (loss).............                                          $   (5.18)     $  (2.06)      $   0.98
                                                                              =========      =========      ========
    Weighted average number of
      common shares.................                                         30,686,065    31,617,071     38,357,079
  Diluted earnings (loss) per common share(h):
     Net earnings (loss) before
      extraordinary items...........                                          $   (5.18)     $  (0.76)      $   0.92
    Extraordinary items.............                                                 --         (1.30)            --
                                                                              ---------      ---------      --------
    Net earnings (loss).............                                          $   (5.18)     $  (2.06)      $   0.92
                                                                              =========      =========      ========
    Weighted average number of
      common shares...........                                               30,686,065    31,617,071     40,682,211

Balance Sheet Data (at end of period):

  Cash and cash equivalents.........  $ 63,802      $ 41,402                  $  60,696      $ 23,566       $ 21,191
  Working capital...................   132,586       136,911                    103,697        79,163         90,042
  Total assets......................   683,198       724,094                    771,888       749,313        820,441
  Long-term third party debt........       862         3,621                    373,758       340,334        340,246
  Net borrowing from Ciba and
      affiliates (i)................   177,651       203,157                         --            --             --
  Other non-current liabilities (j).    83,964        84,303                     96,810        91,011        103,201
  Shareholders' equity (k)..........   228,194       193,254                     12,426        25,399         53,835

                                                                                     (Footnotes on next page)



(Footnotes from previous page)
------------------------------
(a) In connection with the Acquisition, we allocated $32,194 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the period October 15, 1996 to December 31, 1996.
(b) In connection with the Safeline acquisition, we allocated $2,054 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1997.
(c) In connection with the Acquisition, we allocated, based upon independent valuations, $114,070 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Acquisition.
(d) In connection with the Safeline acquisition, we allocated, based upon independent valuations, $29,959 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Safeline acquisition.
(e) In connection with the Bohdan acquisition, we allocated, based upon independent valuations, $9,976 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Bohdan acquisition.
(f) Other charges (income), net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. For the period January 1, 1996 to October 14, 1996, the amount shown includes employee severance and other exit costs associated with the closing of our Westerville, Ohio facility. For the period October 15, 1996 to December 31, 1996, the amount shown includes employee severance benefits associated with our general headcount reduction programs in Europe and North America and the realignment of the analytical and precision balance business in Switzerland. For the year ended December 31, 1997, the amount shown includes a restructuring charge of $6,300 to consolidate three facilities in North America. For the year ended December 31, 1998, the amount shown includes $650 of expenses incurred on behalf of certain selling shareholders in connection with the secondary offering completed in July 1998. See Note 14 to the audited consolidated financial statements included herein.
(g) Represents charges for the write-off of capitalized debt issuance fees and related expenses associated with our previous credit facilities. The amount for the year ended December 31, 1997 also includes the prepayment premium on the senior subordinated notes which were repurchased and the write-off of the related capitalized debt issuance fees.
(h) Effective December 31, 1997, we adopted the Statement of Financial Accounting Standards No. 128, "Earnings per Share." Accordingly, basic and diluted loss per common share data for each period presented have been determined in accordance with the provisions of this Statement.
(i) Includes notes payable and long-term debt payable to Ciba and affiliates less amounts due from Ciba and affiliates.
(j) Consists primarily of obligations under various pension plans and plans that provide post-retiremen medical benefits. See Note 12 to the audited consolidated financial statements included herein.
(k) Shareholders' equity for the Predecessor Business consists of the combined net assets of the Mettler-Toledo group of companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following  discussion  and analysis of our financial  condition and
results  of  operations   should  be  read  in  conjunction   with  our  audited
consolidated financial statements.

Overview

         We operate a global business, with net sales that are diversified by geographic region, product range and customer. We hold leading positions in many of our markets and attribute this leadership to several factors, including the strength of our brand name, the quality of our global sales and service network, our continued investment in product development, our pursuit of technology leadership and our focus on capitalizing on opportunities in developed and emerging markets.

         Our financial information is presented in accordance with U.S. GAAP. Financial results following the acquisition of Mettler-Toledo from Ciba-Geigy in October 1996, the Safeline acquisition in May 1997 and our initial public offering in November 1997 are not comparable in many respects to the financial results prior to those events.

         Net sales in local currency increased 8% in 1998, 11% in 1997 and 3% in 1996 (adjusted for our exit in 1996 from certain systems businesses). The strengthening of the U.S. dollar versus our major trading currencies reduced U.S. dollar reported sales growth in 1998 and 1997. Net sales in U.S. dollars increased by 7% and 3% during 1998 and 1997, respectively. Net sales in U.S. dollars were unchanged in 1996.

         In 1998, we had solid local currency sales growth of 10% in both Europe and the Americas. However, economic conditions in emerging markets have deteriorated significantly and some emerging markets are experiencing recessionary trends, severe currency devaluations and inflationary prices. Moreover, economic problems in individual markets are increasingly spreading to other economies, adding to the adverse conditions facing nearly all emerging markets. The effects of these economic conditions can be seen in the 1998 local currency sales decline in Asia and other markets of 4% compared to 1997. We remain committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. We believe emerging markets will provide opportunities for growth in the long term based upon the movement toward international quality standards, the need to upgrade mechanical scales to electronic versions and the establishment of local production facilities by our multinational client base. However, we expect current economic conditions may affect our financial results in these markets for the foreseeable future.

         We believe our sales growth over the next several years will come primarily from (i) the needs of our lab and industrial customers in developed markets to continue to automate their research and development and manufacturing processes, (ii) the needs of our retail customers in Europe to upgrade their scales for the implementation of the Euro, (iii) the needs of our retail customers to implement sophisticated perishable goods management systems using weighing and PC technology in a networked environment, (iv) the needs of customers in emerging markets to continue modernizing research and development and manufacturing processes through the use of increasingly sophisticated instruments, and (v) acquisition opportunities.

         We increased our gross profit margin before non-recurring acquisition costs from 41.1% in 1996 to 44.4% in 1998 and increased our Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) as a percentage of net sales from 6.8% in 1996 to 10.8% in 1998.

         This improved performance was achieved despite our continued investments in product development and in our distribution and manufacturing infrastructure. We believe that a significant portion of the increases in our Adjusted Operating Income resulted from our strategy to reduce costs, re-engineer our operations and focus on the highest value-added segments of the markets in which we compete.

Recent Acquisitions

         We are the leading provider of automated lab reactors and reaction calorimeters to the automated drug and chemical compound discovery and development market. We believe that our customers want solutions in this market from a company like Mettler-Toledo, with a reputation for innovation and quality and with a global presence and service network.

         In July 1998, we extended our product offerings to the automated drug and chemical compound discovery market with our acquisition of Bohdan Automation Inc. Bohdan is a leading supplier of laboratory automation and automated synthesis products used in research for life science applications for pharmaceutical and agricultural products and in other applications in the food and chemicals industries.

         In December 1998, we announced that we had acquired two technologically advanced instrument companies, Applied Systems and Myriad Synthesizer Technology. Although these businesses are not currently significant in size, we believe these acquisitions are key elements in our strategic effort to further build a leading position in the field of automated solutions for drug and chemical compound discovery and development. These acquisitions enable us to offer a strong and comprehensive array of solutions, from sample preparation to compound synthesis to process development.

         Applied Systems designs, assembles and markets instruments for in-process molecular analysis, which is primarily used for researching, developing and monitoring chemical processes. Applied Systems' proprietary sensors, together with its innovative Fourier transform infrared technology, enable chemists to analyze chemical reactions as they occur, which is more efficient than pulling samples.

         Myriad Synthesizer Technology designs, assembles and markets instruments that facilitate and automate the synthesis of large numbers of chemical compounds in parallel, which is a key step in the chemical compound discovery process. Its products can be used in all stages of synthesis in drug discovery.

         In May 1997, we acquired Safeline Limited. Safeline is the world's largest manufacturer and marketer of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Safeline's metal detectors can also be combined with our checkweighing products for important quality and safety checks in these industries. The financing of the Safeline acquisition is discussed in "--Liquidity and Capital Resources."

Secondary Offering and IPO

         In July 1998, certain selling shareholders completed a secondary offering of a total of 11,464,400 shares of our common stock, including the underwriters' over-allotment options. No directors, executive officers or other employees sold shares, and we did not sell shares or receive proceeds in the offering. We incurred a charge of $0.7 million in connection with the offering during the second quarter of 1998.

         During the fourth quarter of 1997, we completed our initial public offering of 7,666,667 shares of common stock, including the underwriters' over-allotment options, at a per share price of $14.00 (the "IPO"). The IPO raised net proceeds, after underwriters' commission and expenses, of approximately $97.3 million. Concurrently with the IPO, we refinanced our existing credit facility by entering into a new credit facility, borrowings from which, along with the proceeds from the IPO, were used to repay substantially all of our then-existing debt, including all of our 9 3/4% senior subordinated notes due 2006 (collectively, the "Refinancing"). In connection with the Refinancing, we recorded an extraordinary charge of $31.6 million, net of tax, principally for prepayment premiums on certain debt repaid and for the write-off of existing deferred financing fees. We also paid a one-time termination fee of $2.5 million in connection with the termination of our management consulting agreement with AEA Investors Inc.

Cost Reduction Programs

         In 1997, we recorded restructuring charges totaling approximately $6.3 million in connection with the consolidation of three facilities in North America. The charges related to severance and other related benefits and costs of exiting facilities, including lease termination costs and write-down of existing assets to their expected net realizable value. The facility consolidations are part of our ongoing efforts to reduce costs through re-engineering. When complete, the facility consolidations will result in annual cost savings estimated at approximately $2.5 million. During 1998 most of these actions were completed, including the sale of two of the facilities for over $5.0 million. We continuously implement cost reduction programs.

Results of Operations

         The following table sets forth certain items from the consolidated statements of operations for the period from January 1, 1996 to October 14, 1996, for the period from October 15, 1996 to December 31, 1996, pro forma for the year 1996 and actual for the years ended December 31, 1997 and 1998. The pro forma 1996 information gives effect to the Acquisition, the Safeline acquisition, the IPO and the Refinancing as if such transactions had occurred on January 1, 1996, and does not purport to represent our actual results if such transactions had occurred on such date. The pro forma 1996 information reflects the historical results of operations of the Predecessor Business for the period from January 1, 1996 to October 14, 1996 and the historical results of operations of the Company for the period from October 15, 1996 to December 31, 1996, together with certain pro forma adjustments as described below. The consolidated statement of operations data for the year ended December 31, 1997 includes Safeline results from May 31, 1997. The pro forma 1996 information includes Safeline's historical results of operations for all of 1996. The pro forma information is presented in order to facilitate management's discussion and analysis.

                                              Predecessor
                                                Business                 Mettler-Toledo International Inc.
                                            --------------   ------------------------------------------------------------
                                            For the period   For the period      Pro forma     Year ended    Year ended
                                            Jan.1, 1996 to   Oct. 15,1996 to     1996          December 31,  December 31,
                                             Oct. 14, 1996   Dec. 31, 1996(a)(b) (a)(b)(c)(d)  1997(a)(b)    1998(e)
                                            --------------   ------------------- ------------  -----------   -----------
                                                                            (In thousands)
Net sales.......................                  $662,221       $186,912         $889,567     $878,415      $935,658
Cost of sales...................                   395,239        136,820          523,783      493,480       520,190
                                                  --------       --------         --------     --------       -------
Gross profit....................                   266,982         50,092          365,784      384,935       415,468
Research and development........                    40,244          9,805           50,608       47,551        48,977
Selling, general and administrative                186,898         59,353          252,085      260,397       265,511
Amortization....................                     2,151          1,065            6,526        6,222         7,634
Purchased research and development                       -        114,070                -       29,959         9,976
Interest expense................                    13,868          8,738           30,007       35,924        22,638
Other charges (income), net(f)..                    (1,332)        17,137           14,036       10,834         1,197
                                                  --------      ---------         --------     --------      --------
Earnings (loss) before taxes,
  minority interest and extraordinary items       $ 25,153      $(160,076)       $  12,522     $ (5,952)     $ 59,535
                                                  ========      =========        =========     ========      ========

Adjusted Operating Income(g)....                  $ 39,840      $  17,912        $  67,875     $ 81,541      $100,980
                                                  ========      =========        =========     ========      ========

 (a) In connection with the Acquisition and the Safeline acquisition, we allocated $32,194 and $2,054, respectively, of the purchase prices to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories revalued in connection with the Acquisition were sold during the period October 15, 1996 to December 31, 1996, and substantially all such inventories revalued in connection with the Safeline acquisition were sold in the second quarter of 1997. The charges associated with these revaluations have been excluded from the 1996 pro forma financial information.
(b) In connection with the Acquisition and the Safeline acquisition, we allocated, based upon independent valuations, $114,070 and $29,959, respectively, of the purchase prices to purchased research and development in process. These amounts were recorded as expenses immediately following the Acquisition and the Safeline acquisition, respectively. The amounts related to the Acquisition and the Safeline acquisition have been excluded from the 1996 pro forma information.
(c) Represents the unaudited pro forma consolidated statement of operations for fiscal year 1996, assuming the Acquisition, the Safeline acquisition, the IPO and the refinancing occurred on January 1, 1996. The 1996 pro forma data includes certain adjustments to historical results to reflect: (i) an increase in interest expense resulting from acquisition-related borrowings, which expense has been partially offset by reduced borrowings following application of IPO proceeds and a lower effective interest rate following the Refinancing, (ii) an increase in amortization of goodwill and other intangible assets following the Acquisition and the Safeline acquisition, (iii) a decrease in selling, general and administrative expense to eliminate the AEA Investors Inc.

                                         (Footnotes continued on following page)


         (Footnotes continued from previous page)


         annual management fee of $1,000, payment of which was discontinued upon consummation of the IPO and (iv) changes to the provision for taxes to reflect our estimated effective income tax rate at a stated level of pro forma earnings before tax for the year ended December 31, 1996. Certain other one-time charges incurred during 1996 have not been excluded from the unaudited pro forma consolidated statement of operations for the year ended December 31, 1996.
(d) Certain one-time charges incurred during 1996 have not been excluded from the 1996 pro forma information. These charges consist of certain non-recurring items for (i) advisory fees associated with the reorganization of our structure of approximately $4,800 and (ii) restructuring charges of approximately $12,600.
(e) In connection with the Bohdan acquisition, we allocated, based upon independent valuations, $9,976 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Bohdan acquisition.
(f) Other charges (income), net generally includes interest income, foreign currency transactions, gains and losses from sales of assets and other items. For the period January 1, 1996 to October 14, 1996, the amount shown includes employee severance and other exit costs associated with the closing of our Westerville, Ohio facility. For the period October 15, 1996 to December 31, 1996, the amount shown includes employee severance benefits associated with our general headcount reduction programs in Europe and North America and the realignment of the analytical and precision balance business in Switzerland. For the year ended December 31, 1997, the amount shown includes a restructuring charge of $6,300 to consolidate three facilities in North America. The amount for the year ended December 31, 1998 includes $650 of expenses incurred on behalf of certain selling shareholders in connection with the secondary offering completed in July 1998. See Note 14 to the audited consolidated financial statements.
(g) Adjusted Operating Income is defined as operating income (gross profit less research and development and selling, general and administrative expenses) before amortization and non-recurring costs. Non-recurring costs which have been excluded are the costs set forth in Note (a) above and for the period from October 15, 1996 to December 31, 1996, and in pro forma 1996, advisory fees associated with the reorganization of our structure of approximately $4,800. Non-recurring costs for the year ended December 31, 1997 include a charge of $2,500 in connection with the termination of our management services agreement with AEA Investors. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings (loss) as an indicator of our operating performance.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales were $935.7 million for the year ended December 31, 1998, compared to $878.4 million in the prior year. This reflected an increase of 8% in local currency (6% including Safeline for full year 1997) during 1998.
Results for 1998 were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during 1998 increased 7%.

         Net sales in Europe increased 10% in local currencies during 1998, versus the prior year. We have continued to experience favorable sales trends in Europe, which began in the second half of 1997, as a result of the strengthening of the European economy. Net sales in local currencies during 1998 in the Americas also increased 10% due to improved market conditions across most product lines, offset in part by weakness in Latin America. Net sales in local currencies in 1998 in Asia and other markets decreased 4%. The sales decline in Asia during 1998 results in part from a decline in net sales in Southeast Asia and Korea. In addition, during the second half of 1998 we also experienced a decline in net sales in Japan. Our sales and operating results in Asia and other emerging markets deteriorated due to poor economic conditions. These results in U.S. dollar terms have also been affected by severe currency devaluations. We anticipate that market conditions in Asia and other emerging markets may continue to adversely affect sales and that margins in that region may be reduced. We believe that our sales growth on a U.S. dollar basis was reduced by 1 to 2 percentage points during 1998 as a result of these poor economic conditions and devaluations.

         The operating results for Safeline (which were included in our results from May 31, 1997) would have had the effect of increasing our net sales by an additional $19.0 million in 1997, if included from January 1, 1997. Additionally, Safeline's operating results during the same period would have increased our Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) by $4.4 million.

         Gross profit as a percentage of net sales increased to 44.4% for 1998, compared to 44.1% for 1997 before non-recurring acquisition costs. The 1997 period excludes a $2.1 million non-cash charge associated with the excess of fair value over historical cost for inventories acquired in the Safeline acquisition.

         Research and development expenses as a percentage of net sales decreased to 5.2% for 1998, compared to 5.4% for the prior year. However, the local currency spending level remained relatively constant for the year.

         In July 1998, we acquired Bohdan Automation Inc., a leading supplier of laboratory automation and automated synthesis products. We incurred a charge of $10.0 million immediately following the acquisition based upon an independent valuation for purchased research and development costs for products being developed that have not established technological feasibility as of the date of the acquisition which, if unsuccessful, have no alternative future use. We expect that the projects underlying these research and development efforts will be substantially completed over the next two years.

         Selling, general and administrative expenses as a percentage of net sales decreased to 28.4% for 1998, compared to 29.6% for the prior year. This decrease primarily reflects the benefits of ongoing cost efficiency programs.

         Adjusted Operating Income was $101.0 million, or 10.8% of sales, for 1998, compared to $81.5 million, or 9.3% of sales, for the prior year, an increase of 23.8%. The 1997 period excludes the previously noted charge of $2.1 million for the revaluation of inventories to fair value in connection with the Safeline acquisition and $2.5 million in connection with the termination of our management services agreement with AEA Investors at the time of our IPO.

         Interest expense decreased to $22.6 million for 1998, compared to $35.9 million for the prior year. The decrease was principally due to benefits received from our IPO, Refinancing and cash flow provided by operations.

         Other charges, net were $1.2 million for 1998, compared to other charges, net of $10.8 million for the prior year. The 1998 amount includes a one-time charge of $0.7 million relating to the secondary offering completed in July 1998. The 1998 amount also includes gains on asset sales offset by other charges. The 1997 period includes restructuring related charges of $6.3 million and other charges of $3.5 million ($2.9 million after tax) relating to (i) certain derivative financial instruments acquired in 1996 and closed in 1997 and
(ii) foreign currency exchange losses resulting from certain unhedged bank debt denominated in foreign currencies. Such derivative financial instruments and such unhedged bank debt are no longer held pursuant to current Company policy.

         The tax rate for 1998 includes a benefit of approximately 5 percentage points based upon a one-time change in Swiss tax law which benefited only the 1998 period. The 1998 period also includes efficiencies in our global tax structure, offset by the non-deductibility of purchased research and development charges incurred in connection with the Bohdan acquisition.

         The extraordinary loss of $41.2 million in 1997 represents charges for the early repayment premium on our senior subordinated notes and the write-off of capitalized debt issuance fees and related expenses associated with our senior subordinated notes and previous credit facilities.

         Net earnings excluding the expenses for purchased research and development and the secondary offering were $48.3 million in 1998, compared with net earnings before non-recurring items of $19.1 million in 1997. Such non-recurring items in 1997 include the previously mentioned charges for purchased research and development, the revaluation of inventories to fair value, the termination fee paid to AEA Investors, restructuring charges, losses relating to derivative financial instruments and unhedged bank debt denominated in foreign currencies, and extraordinary items - debt extinguishment. Including non-recurring items, net earnings for 1998 were $37.6 million, compared with a net loss in 1997 of $65.1 million.

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

         Net sales in local currencies in 1997 in Europe increased 6% as compared to net sales in local currencies in pro forma 1996 (excluding Safeline results from pro forma 1996). Net sales in local currencies during 1997 in the Americas increased 11%, principally due to improved market conditions for sales to industrial and food retailing customers. Net sales in local currencies in 1997 in Asia and other markets increased 30%, primarily as a result of the establishment of additional direct marketing and distribution in the region. During the six months ended December 31, 1997, sales trends in Europe were more favorable compared to sales trends in the first two quarters of 1997. Overall, our business in Asia and other markets remained solid. However, growth in net sales in Southeast Asia and Korea (which collectively represent approximately 3% of our total net sales for 1997) slowed.

         The operating results for Safeline (which as previously noted were included in our results from May 31, 1997) had the effect of increasing our net sales by $28.5 million for 1997. Additionally, Safeline's operating results had the effect of increasing our Adjusted Operating Income by $7.1 million for the same period. We recorded non-cash purchase accounting adjustments for purchased research and development of $30.0 million and the sale of inventories revalued to fair value of $2.1 million during such period.

         Gross profit before non-recurring acquisition costs as a percentage of net sales increased to 44.1% for 1997, compared to 41.1% for pro forma 1996. Gross profit in 1997 includes the previously noted $2.1 million non-cash charge associated with the excess of the fair value over the historic value of inventory acquired in the Safeline acquisition. The improved gross profit percentage reflects the benefits of reduced product costs arising from our research and development efforts, ongoing productivity improvements and the depreciation of the Swiss franc against our other principal trading currencies.

         Research and development expenses as a percentage of net sales decreased to 5.4% for 1997, compared to 5.7% for pro forma 1996; however, the local currency spending level remained relatively constant period to period.

         Selling, general and administrative expenses as a percentage of net sales increased to 29.6% for 1997, compared to 28.3% for pro forma 1996. This increase was primarily a result of establishing additional direct marketing and distribution in Asia.

         Adjusted Operating Income was $81.5 million, or 9.3% of net sales in 1997 compared to $67.9 million, or 7.6% of net sales in pro forma 1996, an increase of 20.1% (28.4% excluding Safeline results from both pro forma 1996 and actual 1997). The 1997 period excludes non-recurring costs of $2.1 million for the revaluation of inventories to fair value in connection with the Safeline acquisition and $2.5 million paid to terminate the management contract with AEA Investors.

         As previously noted, in connection with the Safeline acquisition, $30.0 million of the purchase price was attributed to purchased research and development in process. Such amount was expensed immediately following the Safeline acquisition. The technological feasibility of the products being developed had not been established as of the date of the Safeline acquisition.

         Interest expense was $35.9 million for 1997, compared to $30.0 million for pro forma 1996. The difference is principally due to the fact that the pro forma 1996 information reflects a full year of the benefits of reduced borrowing costs in connection with our IPO and Refinancing which occurred in November 1997.

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

         The significant increase in our effective tax rate in 1997 was primarily attributable to the nondeductibility of goodwill and purchased research and development charges incurred in connection with the Safeline acquisition.

         Net earnings before non-recurring items were $19.1 million in 1997. Such non-recurring items in 1997 include the previously mentioned charges for purchased research and development, the revaluation of inventories to fair value, the termination fee paid to AEA Investors, the restructuring of North American operations and losses relating to derivative financial instruments and unhedged bank debt denominated in foreign currencies. Including these charges of $43.0 million after taxes, the net loss before extraordinary items was $23.9 million for 1997 compared to net earnings of $5.0 million for pro forma 1996.

         The extraordinary loss of $41.2 million in 1997 represents charges for the early repayment premium on our senior subordinated notes and the write-off of capitalized debt issuance fees associated with our senior subordinated notes and previous credit facilities.

Liquidity and Capital Resources

         Prior to the acquisition of the Mettler-Toledo group from Ciba-Geigy, our cash was used primarily for working capital requirements and to fund capital expenditures, service debt and pay dividends to Ciba-Geigy. Our liquidity was affected by the Acquisition from Ciba-Geigy as well as by subsequent acquisitions that we completed. The Acquisition was financed principally through capital contributions of $190.0 million before related expenses, borrowings under a previous credit agreement of $307.0 million and $135.0 million from the issuance of our 9 3/4% senior subordinated notes due 2006 (the "Notes").

         In May 1997, additional leverage was added through the acquisition of Safeline. The purchase price for Safeline was (pound)63.7 million (approximately $104.4 million at May 30, 1997), including a post-closing adjustment of (pound)1.9 million which was paid in October 1997 and an earn-out of (pound)0.8 million which was paid in June 1998.

         We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.

         Our liquidity was improved as a result of our initial public offering ("IPO") in November 1997 and the refinancing undertaken at that time. In the refinancing, we entered into a new credit agreement and repurchased all of the Notes using proceeds from the IPO and borrowings under the credit agreement.

         At December 31, 1998, our consolidated debt, net of cash, was $365.5 million. We had borrowings of $351.3 million under our credit agreement and $35.4 million under various other arrangements as of December 31, 1998. Of our credit agreement borrowings, approximately $184.6 million was borrowed as term loans scheduled to mature in 2004 and $166.7 million was borrowed under a multi-currency revolving credit facility. At December 31, 1998, we had $233.6 million of availability remaining under the revolving credit facility.

         At December 31, 1998, approximately $119.1 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $267.6 million at December 31, 1998. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

         Under the credit agreement, amounts outstanding under the term loans amortize in quarterly installments. In addition, the credit agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The credit agreement imposes certain restrictions on us and our subsidiaries, including restrictions and limitations on the ability to pay dividends to our shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. We must also comply with certain financial covenants. The credit agreement is secured by certain of our assets.

         Cash provided by operating activities continues to significantly exceed our capital expenditure requirements. Our cash provided by operating activities increased to $72.0 million in 1998 from $55.6 million in 1997. The increase resulted principally from improved Adjusted Operating Income and lower interest costs resulting from our IPO and related refinancing and reduced debt levels.

         During 1998, we spent approximately $44.9 million on acquisitions and other investing activities including seller financing of $12.0 million and assumed debt of $3.1 million as well as contingent and other payments associated with acquisitions consummated in 1997. These purchases were funded from cash generated from operations and additional borrowings. We may be required to make additional earn-out payments relating to certain of these acquisitions in the future.

         Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities, including the purchase of land for, and construction of, our Shanghai, China manufacturing facility. Our capital expenditures totaled $29.4 million in pro forma 1996, $22.3 million in 1997 and $28.6 million in 1998. Capital expenditures for 1999 are expected to be similar to 1998 levels.

         We currently believe that cash flow from operating activities, together with borrowings available under the credit agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements as well as debt service requirements for at least several years, but there can be no assurance that this will be the case.

Effect of Currency on Results of Operations

         Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the Euro, other major European currencies and the Japanese Yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. In recent years, the Swiss franc and other European currencies have generally moved in a consistent manner versus the U.S. dollar. Therefore, because the two effects previously described have offset each other, our operating profits have not been materially affected by movements in the U.S. dollar exchange rate versus European currencies. However, there can be no assurance that these currencies will continue to move in a consistent manner in the future. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc.

Year 2000 Issue

         We have in place detailed programs to address Year 2000 readiness internally and with certain suppliers. The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize dates using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system or equipment failures.

         Pursuant to our readiness programs, all major categories of information technology systems and non-information technology systems (e.g., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans have been developed for the required systems modifications or replacements. With respect to our information technology systems, we have completed the entire assessment phase and most of the remediation phase. The remediation phase has been completed for most major facilities with the exception of facilities in Spain, Sweden and certain U.S. and German facilities. With respect to our non-information technology systems, we have completed the assessment phase and nearly all of the remediation phase. Selected areas, both internal and external, will be tested to assure the integrity of our remediation programs. The testing is expected to be completed by September 1999. We plan to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by September 1999.

         We have also reviewed our products, including products sold in recent years, to determine if they are Year 2000 compliant. In our current product line we believe that most of our products are Year 2000 compliant. For products currently in use, we are reviewing the risks by product item with many customers and in many instances have suggested that the customer replace the older product.

         We are also communicating with our major suppliers to assess the potential impact on our operations if those parties fail to become Year 2000 compliant in a timely manner. While this process is not yet completed, based upon responses to date, it appears that many of those suppliers have only indicated that they have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to our significant suppliers are expected to be completed by September 1999.

         The costs incurred to date related to our Year 2000 activities have not been material and, based upon current estimates, we do not believe that the total cost of our Year 2000 readiness programs will have a material adverse impact on our results of operations or financial condition. The total costs are not easy to quantify since many of the steps we are taking relate to ongoing systems updating, a small component of which relates to Year 2000 compliance. In certain instances we have accelerated such updates. As a result of our ongoing systems updating, we do not expect to realize a significant reduction in related expenditures once the work on Year 2000 compliance is completed.

         Our readiness programs also include the development of contingency plans to protect our business and operations from Year 2000-related interruptions. These plans should be completed by September 1999 and, by way of example, will include back-up procedures, identification of alternate suppliers, where possible, and increases in safety inventory levels. Based upon our current assessment of our non-information technology systems, we do not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of our contingency plans will be sufficient to handle all problems or issues which may arise.

         We believe that we are taking reasonable steps to identify and address those matters that could cause serious interruptions in our business and operations due to Year 2000 issues. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 dependencies in our systems and in the systems of our suppliers, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of a contingency plan could have a material adverse effect on our business, financial condition and results of operations. For example, we would experience a material adverse impact on our business if significant suppliers of components were unable to deliver on a timely basis, if major utilities failed, such as those providing water, electricity and telephone services, causing us to lose production capabilities or limit other operations, if a significant portion of our billing system was not functioning, causing a working capital deficit, or if costs increased from warranty claims or customer claims of product liability.

         The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with our Year 2000 programs and the time-frame in which we plan to complete Year 2000 modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. These estimates may be adversely affected by the continued availability of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can be no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

European Monetary Union

         Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the Euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services. Switzerland is not part of the EMU.

         On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and noncash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of six months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the Euro.

         We have recognized the introduction of the Euro as a significant event with potential implications for existing operations. Currently, we operate in all of the participating countries in the EMU. We expect nonparticipating European Union countries, such as Great Britain, where we also have operations, to eventually join the EMU.

         We have committed resources to conduct risk assessments and to take corrective actions, where required, to ensure we are prepared for the introduction of the Euro. We have undertaken a review of the Euro implementation and have concentrated on areas such as operations, finance, treasury, legal, information management, procurement and others, both in participating and nonparticipating European Union countries where we operate. Also, existing legacy accounting and business systems and other business assets have been reviewed for Euro compliance, including assessing any risks from third parties. Progress regarding Euro implementation is reported periodically to management.

         Because of the staggered introduction of the Euro regarding noncash and cash transactions, we have developed our plans to address our accounting and business systems first and our business assets second. We expect to be Euro compliant within our accounting and business systems by the end of 1999 and compliant within our other business assets prior to the introduction of the Euro bills and coins. Compliance in participating and nonparticipating countries will be achieved primarily through upgraded systems, which were previously planned to be upgraded. Remaining systems will be modified to achieve compliance. We do not currently expect to experience any significant operational disruptions or to incur any significant costs, including any currency risk, which could materially affect our liquidity or capital resources. We are preparing plans to address issues within the transitional period when both legacy and Euro currencies may be used.

         We are reviewing our pricing strategy throughout Europe due to the increased price transparency created by the Euro and are attempting to adjust prices in some of our markets. We are also encouraging our suppliers, even in Switzerland, to commence transacting in Euro. We do not believe that the effect of these adjustments will be material.

         We have a disproportionate amount of our costs in Swiss francs relative to sales. Historically, the potential currency impact has been muted because currency fluctuations between the Swiss franc and other major European currencies have been minimal and there is greater balance between total European (including Swiss) sales and costs. However, if the introduction of the Euro results in a significant weakening of the Euro against the Swiss franc, our financial performance could be harmed.

         The statements set forth herein concerning the introduction of the Euro which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with our Euro programs and the time-frame in which we plan to complete Euro modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. There can be no guarantee that any estimates or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

Taxes

         We are subject to taxation in many jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, and changes in law. Generally, the tax liability for each legal entity is determined either (i) on a non-consolidated/combined basis or (ii) on a consolidated/combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated/combined affiliated entities. As a result, we may pay income taxes to certain jurisdictions even though on an overall basis we incur a net loss for the period.

Environmental Matters

         We are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances.

         We incur capital and operating expenditures in complying with environmental laws and regulations both in the United States and abroad. We are currently involved in, or have potential liability with respect to, the remediation of past contamination in facilities both in the United States and abroad. In addition, some of these facilities have or had been in operation for many decades and may have used substances or generated and disposed of wastes that are hazardous or may be considered hazardous in the future. Such sites and disposal sites owned by others to which we sent waste may in the future be identified as contaminated and require remediation. Accordingly, it is possible that we could become subject to additional environmental liabilities in the future that may harm our results of operations or financial condition. However, we do not anticipate any material adverse effect on our results of operations or financial condition as a result of future costs of environmental compliance.

Inflation

         Inflation can affect the costs of goods and services that we use. The competitive environment in which we operate limits somewhat our ability to recover higher costs through increased selling prices. Moreover, there may be differences in inflation rates between countries in which we incur the major portion of our costs and other countries in which we sell products, which may limit our ability to recover increased costs. We remain committed to operations in China, Latin America and Eastern Europe, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on our operating results. However, if our presence in China, Latin America and Eastern Europe increases, these inflationary conditions could have a greater impact on our operating results.

Seasonality

         Our business has historically experienced a slight amount of seasonal variation, with sales in the first quarter slightly lower than, and sales in the fourth quarter slightly higher than, sales in the second and third quarters.

This trend has a somewhat greater effect on income from operations than on net sales because fixed costs are spread evenly across all quarters.

Quantitative and Qualitative Disclosures About Market Risk

         We have only limited involvement with derivative financial instruments and do not use them for trading purposes.

         We have entered into foreign currency forward contracts to hedge short-term intercompany balances with our foreign businesses. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar on these foreign currency denominated contracts indicates that if the U.S. dollar weakened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $2.6 million. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under "Effect of Currency on Results of Operations."

         We have entered into certain interest rate swap and cap agreements in order to limit our exposure to increases in interest rates. These contracts are more fully described in Note 5 to our audited consolidated financial statements. Based on our agreements outstanding at December 31, 1998, a 100 basis point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $8.2 million. Conversely, a 100 basis point decrease in interest rates would result in a $8.8 million net reduction in the net aggregate market value of these instruments. Any change in fair value would not effect our Consolidated Statement of Operations unless such agreements and the variable rate debt they hedge were prematurely settled.

         We have designated certain of our Swiss franc debt as a hedge of our net investments. A sensitivity analysis to changes in the U.S. dollar on such debt at December 31, 1998 indicates that if the U.S. dollar weakened by 10% against the Swiss franc, the fair value of such debt would increase by $26.2 million. Any changes in fair value of the debt are recorded in comprehensive income and offset the impact on comprehensive income of foreign exchange changes on the net investments which they hedge.

New Accounting Standards

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use. This statement requires entities to capitalize certain internal-use software costs once certain criteria are met, and is effective for financial statements for fiscal years beginning after December 15, 1998. Management estimates the adoption of this statement will not have an adverse effect on our consolidated financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement
of  Financial   Accounting   Standards  No.  133,   "Accounting  for  Derivative

Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not determined the effect of the adoption of this statement.

Recent SEC Announcements

         In September 1998, the SEC raised the concern that U.S. reporting companies were classifying an ever-growing portion of the acquisition price for acquisitions as purchased in-process research and development. We recorded a charge for purchased in-process research and development in 1998 based upon an independent valuation relating to the acquisition of Bohdan Automation Inc. We believe that this charge was calculated in accordance with U.S. GAAP and recent SEC guidance. However, if the SEC were to adopt a different standard on a retroactive basis than that applied by the Company or object to our application of the recent SEC guidance, we could be required to restate our earnings. Moreover, any adjustment could result in earnings in the future being reduced by additional goodwill amortization. We recorded similar charges in our 1996 and 1997 consolidated financial statements relating to prior acquisitions. These consolidated financial statements were audited by our independent accountants.

Forward-Looking Statements and Associated Risks

         This annual report includes forward-looking statements based on our current expectations and projections about future events, including: strategic plans; potential growth, including penetration of developed markets and opportunities in emerging markets; planned product introductions; planned operational changes and research and development efforts; Year 2000 issues; Euro conversion issues; future financial performance, including expected capital expenditures; research and development expenditures; estimated proceeds from and the timing of asset sales; potential acquisitions; future cash sources and requirements; and potential cost savings from planned employee reductions and restructuring programs.

         These forward-looking statements are subject to a number of risks and uncertainties, including those identified in Exhibit 99.1 to this Annual Report on Form 10-K, which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Discussion of this item is on page 41 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are set forth on pages F-1 through F-30 and the related financial schedule is set forth on page S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 10, 1999, the Company dismissed KPMG Fides Peat as its independent auditors. The reports of KPMG Fides Peat on the Company's financial statements for the fiscal years ended December 31, 1998 and December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principles. In connection with its audits for the Company's two most recent fiscal years, and through March 10, 1999, there were no disagreements with KPMG Fides Peat on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG Fides Peat, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company and KPMG Fides Peat.

         On March 10, 1999, the Company engaged PricewaterhouseCoopers ("PWC") as its independent auditors for the fiscal year ending December 31, 1999. During the Company's two most recent fiscal years, and through March 10, 1999, the Company did not consult with PWC as to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements and the Company did not consult with PWC as to any matter that was either the subject of a disagreement or reportable event.

         The decision to dismiss KPMG Fides Peat as the Company's independent auditors was approved by the Audit Committee of the Company's Board of Directors.

                                   PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are set forth below. All directors hold office until the annual meeting of shareholders following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name                       Age    Position

Robert F. Spoerry          43    President, Chief Executive Officer and Chairman
                                 of the Board of Directors
William P. Donnelly        37    Chief Financial Officer
Karl M. Lang               52    Head, Laboratory Division
Lukas Braunschweiler       42    Head, Industrial and Retail (Europe)
John D. Robechek           50    Head, Industrial and Retail (Americas)
Peter Burker               53    Head, Human Resources
Thomas Rubbe               44    Head, Logistics and Information Systems
Philip Caldwell            79    Director
Reginald H. Jones          81    Director
John D. Macomber           71    Director
Laurence Z. Y. Moh         73    Director
Thomas P. Salice           39    Director

         Robert F. Spoerry has been President and Chief Executive Officer of the Company since 1993. He served as Head, Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been a Director since 1996. Mr. Spoerry has been Chairman of the Board of Directors since May 1998.

         William P. Donnelly has been Chief Financial Officer of the Company since 1997. From 1993 until joining the Company, he held various senior financial and management positions, including most recently Group Vice President and Chief Financial Officer, with Elsag Bailey Process Automation, a global manufacturer of instrumentation and analytical products, and developer of distributed control systems.

         Karl M. Lang has been Head, Laboratory Division of the Company since 1994. From 1991 to 1994 he was based in Japan as a representative of senior management with responsibility for expansion of the Asian operations.

         Lukas Braunschweiler has been Head, Industrial and Retail (Europe) of the Company since 1995. From 1992 until 1995 he held various senior management positions with the Landis & Gyr Group, a manufacturer of electrical meters. Prior to 1992, he was a Vice President in the Technology Group of Saurer Group, a manufacturer of textile machinery.

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

         Philip Caldwell has been a Director since 1996. Prior to May 1998, Mr. Caldwell served as Chairman of the Board of Directors. Mr. Caldwell spent 32 years at Ford Motor Company, where he served as Chairman of the Board of Directors and Chief Executive Officer from 1980 to 1985 and a Director from 1973 to 1990. He served as a Director and Senior Managing Director of Lehman Brothers Inc. and its predecessor, Shearson Lehman Brothers Holdings, Inc., from 1985 to February 1998. Mr. Caldwell is also a Director of American Guarantee & Liability Insurance Company, The Mexico Fund, Russell Reynolds Associates, Inc., Waters Corporation and Zurich Holding Company of America, Inc. He has served as a Director of CasTech Aluminum Group Inc., the Chase Manhattan Bank, N.A., the Chase Manhattan Corporation, Digital Equipment Corporation, Federated Department Stores Inc., the Kellogg Company, Shearson Lehman Brothers Holdings Inc., Specialty Coatings International Inc. and Zurich Reinsurance Centre Holdings, Inc.

         Reginald H. Jones has been a Director since 1996. Mr. Jones retired as Chairman of the Board of Directors of General Electric Company ("General Electric") in April 1981. At General Electric, he served as Chairman of the Board of Directors and Chief Executive Officer from December 1972 through April 1981, President from June 1972 to December 1972 and a Director from August 1971 to April 1981.

         John D. Macomber has been a Director since 1996. He has been a principal of JDM Investment Group since 1992. He was Chairman and President of the Export-Import Bank of the United States (an agency of the U.S. Government) from 1989 to 1992. From 1973 to 1986 Mr. Macomber was Chairman and Chief Executive Officer of Celanese Corporation. Prior to that, Mr. Macomber was a Senior Partner of McKinsey & Company. Mr. Macomber is also a Director of Textron Inc., Bristol-Myers Squibb Company, Xerox Corporation, Lehman Brothers Holdings Inc., Pilkington plc and Brown Group, Inc.

         Laurence Z. Y. Moh has been a Director since 1996. At present, he is Chairman and CEO of Plantation Timber Products Limited (CHINA), which he founded in 1996. He is Chairman Emeritus of Universal Furniture Limited, which he founded in 1959.

         Thomas P. Salice has been a Director since 1996. Mr. Salice is President of AEA Investors and has been associated with AEA Investors since June 1989. Mr. Salice is also a Director of Waters Corporation.

Item 11.      Executive Compensation

         The information appearing in the sections captioned "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement") is incorporated by reference herein.

Item 12.      Security ownership of certain beneficial owners and management

         The information appearing in the section "Principal Shareholders" in the 1999 Proxy Statement is incorporated by reference herein.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The   information   appearing   in  the  section   captioned   "Certain
Transactions" in the 1999 Proxy Statement is incorporated by reference herein.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)      Documents Filed as Part of this Report:

             1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1.


             2. Financial Statement Schedule and related Audit Report. See
Schedule I, which is included on pages S-1 and S-2.


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

                                              Mettler-Toledo International Inc.
                                                      (Registrant)

Date: March 18, 1999                          By:  /s/ ROBERT F. SPOERRY
                                                  ---------------------
                                                  Robert F. Spoerry
                                                  President and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                       Date

                                 Chairman of the Board,
                                      President and
/s/ ROBERT F. SPOERRY           Chief Executive Officer         March 18, 1999
------------------------
    Robert F. Spoerry
                                   Vice President and
                                 Chief Financial Officer
                           (Principal financial and accounting
/s/ WILLIAM P. DONNELLY                 officer)                March 18, 1999
------------------------
    William P. Donnelly

/s/ PHILIP CALDWELL                   Director                  March 18, 1999
------------------------
    Philip Caldwell

/s/ REGINALD H. JONES                 Director                  March 18, 1999
------------------------
    Reginald H. Jones

/s/ JOHN D. MACOMBER                  Director                  March 18, 1999
------------------------
    John D. Macomber

/s/ LAURENCE Z.Y. MOH                 Director                  March 18, 1999
------------------------
    Laurence Z.Y. Moh

/s/ THOMAS P. SALICE                  Director                  March 18, 1999
------------------------
    Thomas P. Salice

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


     3.1    Amended and Restated          Filed as Exhibit 3.1 to the Annual
            Certificate of                Report on Form10-K of the Company
            Incorporation of the          dated March 13, 1998 and incorporated
            Company                       herein by reference

     3.2*   Amended By-laws of the        Page 85
            Company effective
            April 23, 1999

     4.1    Specimen Form of the          Filed as Exhibit 4.3 to the
            Company's Stock Certificate   Statement, as amended, on
                                          Form S-1 of the Company
                                          (Reg. No. 333-35597) and
                                          incorporated herein by
                                          reference

     10.1   Employment Agreement between  Filed as Exhibit 10.4 to the
            Robert F. Spoerry and         Annual Report on Form 10-K of
            Mettler-Toledo AG, dated      Mettler-Toledo Holding Inc.
            as of October 30, 1996        dated March 31, 1997 and
                                          incorporated herein by reference

     10.2   Employment Agreement between  Filed as Exhibit 10.2 to the
            Lukas Braunschweiler and      Annual Report on Form 10-K of
            Mettler-Toledo GmbH dated as  the Company dated March 13,1998
            of November 10, 1997          and incorporated herein by reference

     10.3   Employment Agreement between  Filed as Exhibit 10.3 to the
            William P. Donnelly and       Annual Report on Form 10-K of
            Mettler-Toledo GmbH dated as  the Company dated March 13, 1998
            of November 10, 1997          and incorporated herein by reference

     10.4   Employment Agreement between  Filed as Exhibit 10.4 to the
            Karl M. Lang and Mettler-     Annual Report on Form 10-K of
            Toledo GmbH dated as of       the Company dated March 13, 1998
            November 10, 1997             and incorporated herein by reference

     10.5   Employment Agreement between  Filed as Exhibit 10.5 to the
            John D. Robachek and Mettler- Annual Report on Form 10-K of
            Toledo, Inc. dated as of      the Company dated March 13, 1998
            November 10, 1997             and incorporated herein by reference

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

     10.7*  Regulations of the            Page 97
            Performance Oriented
            Bonus System (POBS) -
            Incentive System for the
            Management of Mettler Toledo,
            effective as of November 5,
            1998

     10.8*  Regulations of the POBS Plus- Page 102
            Incentive Scheme for Senior
            Management of Mettler Toledo,
            effective as of November 5,
            1998

                                                   PAGE NUMBER OR
EXHIBIT NO.       DESCRIPTION                INCORPORATION BY REFERENCE
-----------       -----------                --------------------------

     10.9   Credit Agreement, dated       Filed as Exhibit 10.9 to the
            as of November 19,            Annual Report on Form 10-K of
            1997, between Mettler-        the Company dated March 13, 1998
            Toledo International Inc.,    and incorporated herein by reference
            as Guarantor, Mettler-
            Toledo, Inc., Mettler-Toledo
            AG, as Borrowers, Safeline
            Holding Company as UK
            Borrower, Mettler-Toledo,
            Inc., as Canadian Borrower
            and Merrill Lynch & Co. as
            Arranger and Documentation
            Agent, and the Lenders
            thereto

     10.10  Amendment No.1, dated as      Filed as Exhibit 10 to the Quarterly
            of September 30, 1998, to     Report on Form 10-Q of the Company,
            the Second Amended and        dated November 16, 1998 and
            Restated Credit Agreement,    incorporated herein by reference
            dated as of November 19,
            1997

     10.11  Agreement of Merger, dated    Filed as Exhibit 10.10 to the
            November 13, 1997, between    Annual Report on Form 10-K of
            MT Investors Inc. and         the Company dated March 13, 1998
            Mettler-Toledo Holding Inc.   and incorporated herein by reference


     10.12  1997 Amended and Restated     Filed as  Exhibit  10.10 to the
            Stock Option Plan             Registration  Statement on Form
                                          S-1 of the  Company  (Reg.  No.
                                          333-35597)   and   incorporated
                                          herein by reference

     10.13  Form of Participants'         Filed as  Exhibit  10.11 to the
            Subscription Agreement        Registration    Statement,   as
                                          amended,  on  Form  S-1  of the
                                          Company  (Reg.  No.  333-35597)
                                          and   incorporated   herein  by
                                          reference

     10.14  Form of GMC Subscription      Filed as  Exhibit  10.12 to the
            Agreement                     Registration    Statement,   as
                                          amended, on  Form  S-1  of  the
                                          Company  (Reg.  No.  333-35597)
                                          and   incorporated   herein  by
                                          reference

     11*    Statements regarding          Page 106
            computation of per share
            earnings

     21*    Subsidiaries of the           Page 107
            Company

     27.1*  Financial Data Schedule       Page 110

     99.1*  Factors Affecting Future      Page 111
            Operating Results

----------------
* Filed herewith

                        METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


   Independent Auditors' Report..........................................   F-2

   Consolidated Balance Sheets as of December 31, 1997 and 1998..........   F-3

   Consolidated  Statements  of  Operations  for the  period
      January 1, 1996 to October 14, 1996, for the period October 15,
      1996 to December 31, 1996 and for the years ended December 31,
      1997 and 1998......................................................   F-4

   Consolidated  Statements of Changes in Net Assets / Shareholders'
      Equity for the period  January 1, 1996 to October 14, 1996,  for the period  October 15, 1996 to December 31, 1996 and for the
      years ended December 31, 1997 and 1998.............................   F-5

   Consolidated  Statements  of Cash  Flows for the  period
      January  1, 1996 to October 14, 1996, for the period October 15,
      1996 to December 31, 1996 and for the years ended December 31,
      1997 and 1998......................................................   F-6

   Notes to Consolidated Financial Statements............................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mettler-Toledo International Inc.


We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and subsidiaries (as defined in Note 1 to the consolidated financial statements) as of December 31, 1997 and 1998, and the related consolidated statements of operations, net assets / shareholders' equity and cash flows for the period January 1, 1996 to October 14, 1996, the Predecessor period, for the period October 15, 1996 to December 31, 1996, and for the years ended December 31, 1997 and 1998, the Successor periods. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mettler-Toledo International Inc. and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for the period January 1, 1996 to October 14, 1996, the Predecessor period, for the period October 15, 1996 to December 31, 1996, and for the years ended December 31, 1997 and 1998, the Successor periods, in conformity with generally accepted accounting principles in the United States of America.

As more fully described in Note 1 to the consolidated financial statements, Mettler-Toledo International Inc. acquired the Mettler-Toledo Group as of October 15, 1996, in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial statements for the Successor periods are presented on a different basis of accounting than that of the Predecessor periods, and therefore are not directly comparable.


KPMG Fides Peat


Zurich, Switzerland
February 5, 1999



                                                  METTLER-TOLEDO INTERNATIONAL INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                 (In thousands, except per share data)

                                                                                     Successor        Successor
                                                                                   -----------       -----------
                                                                                   December 31,      December 31,
                                                                                       1997              1998
                                                                                   -----------       -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................            $23,566          $21,191
   Trade accounts receivable, less allowances of $7,669 in 1997
     and $9,443 in 1998....................................................            153,619          178,525
   Inventories, net........................................................            101,047          112,059
   Other current assets and prepaid expenses...............................             31,650           46,455
                                                                                       -------          -------
     Total current assets..................................................            309,882          358,230
Property, plant and equipment, net.........................................            235,262          230,264
Excess of cost over net assets acquired, net of accumulated amortization
   of $6,427 in 1997 and $13,911 in 1998...................................            183,318          213,772
Other non-current assets ..................................................             20,851           18,175
                                                                                       -------          -------
     Total assets..........................................................           $749,313         $820,441
                                                                                      ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable.................................................             $39,342          $58,740
   Accrued and other liabilities...........................................             91,330           91,049
   Accrued compensation and related items..................................             43,214           45,906
   Taxes payable...........................................................             33,267           51,302
   Short-term borrowings and current maturities of long-term debt.........              56,430           46,432
                                                                                       -------          -------
     Total current liabilities.............................................            263,583          293,429
Long-term debt.............................................................            340,334          340,246
Non-current deferred taxes.................................................             25,437           25,566
Other non-current liabilities..............................................             91,011          103,201
                                                                                       -------          -------
     Total liabilities....................................................             720,365          762,442

Minority interest..........................................................              3,549            4,164
Shareholders' equity:
   Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                 --               --
   Common stock, $0.01 par value per share; authorized 125,000,000 shares;
     issued 38,336,014 and 38,400,363 (excluding 64,467 shares held in
     treasury) at December 31, 1997 and 1998...............................                383              384
   Additional paid-in capital..............................................            284,630          285,161
   Accumulated deficit ....................................................           (224,152)        (186,527)
   Accumulated other comprehensive loss....................................            (35,462)         (45,183)
                                                                                       --------         --------
     Total shareholders' equity ...........................................             25,399           53,835
Commitments and contingencies..............................................
                                                                                       -------         --------
     Total liabilities and shareholders' equity ...........................           $749,313         $820,441
                                                                                      ========         ========

The  accompanying  notes are an  integral  part of these consolidated financial statements.


                                                   METTLER-TOLEDO INTERNATIONAL INC.
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (In thousands, except per share data)

                                                  Predecessor                               Successor
                                                 --------------      ---------------------------------------------------
                                                 For the period      For the period
                                                 January 1, 1996     October 15, 1996       Year ended      Year ended
                                                 to October 14,      to December 31,        December 31,    December 31,
                                                      1996                 1996               1997             1998
                                                 ---------------     ---------------        -----------     -----------
Net sales..................................            $662,221            $186,912           $878,415         $935,658
Cost of sales..............................             395,239             136,820            493,480          520,190
                                                        -------             -------            -------          -------
    Gross profit...........................             266,982              50,092            384,935          415,468
Research and development...................              40,244               9,805             47,551           48,977
Selling, general and administrative........             186,898              59,353            260,397          265,511
Amortization...............................               2,151               1,065              6,222            7,634
Purchased research and development.........                  --             114,070             29,959            9,976
Interest expense...........................              13,868               8,738             35,924           22,638
Other charges (income), net................             (1,332)              17,137             10,834            1,197
                                                        -------              -------            ------          -------
    Earnings (loss) before taxes,
       minority interest and
       extraordinary items.................              25,153           (160,076)            (5,952)           59,535
Provision for taxes........................              10,055               (938)             17,489           20,999
Minority interest..........................                 637                (92)                468              911
                                                        -------           ---------           --------          -------
    Net earnings (loss) before
       extraordinary items.................              14,461           (159,046)           (23,909)           37,625
Extraordinary items-
       debt extinguishments, net of tax....                  --                  --           (41,197)               --
                                                       --------          ----------           -------           -------
    Net earnings (loss)....................             $14,461          $(159,046)          $(65,106)          $37,625
                                                        =======          ==========          ========           =======

Basic earnings (loss) per common share:
    Net earnings (loss) before
       extraordinary items.................                                 $(5.18)            $(0.76)            $0.98
    Extraordinary items....................                                      -              (1.30)                -
                                                                            ------             -------            -----
    Net earnings (loss)....................                                 $(5.18)            $(2.06)            $0.98
                                                                            ======             ======             =====
    Weighted average number of common shares                            30,686,065         31,617,071        38,357,079

Diluted earnings (loss) per common share:
    Net earnings (loss) before
       extraordinary items.................                                 $(5.18)            $(0.76)            $0.92
    Extraordinary items....................                                     --              (1.30)               --
                                                                            ------             ------             -----
    Net earnings (loss)....................                                 $(5.18)            $(2.06)            $0.92
                                                                            ======             ======             =====
    Weighted average number of common shares                             30,686,065         31,617,071       40,682,211

The  accompanying  notes are an  integral  part of these consolidated financial statements.



                                                   METTLER-TOLEDO INTERNATIONAL INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS / SHAREHOLDERS' EQUITY
                                                 (In thousands, except per share data)

                                                                      Predecessor
                                                                      -----------
                                                   For the period from January 1, 1996 to October 14, 1996
                                                   -------------------------------------------------------
                                                                       Accumulated
                                                                          Other
                                                       Capital        Comprehensive
                                                       Employed           Income               Total
                                                       ---------      -------------          --------
Net assets at December 31, 1995 ..................     $162,604          $30,650             $193,254
Capital transactions with Ciba and affiliates ....      (88,404)              --              (88,404)
Comprehensive income:
    Net earnings..................................        14,461              --               14,461
    Change in currency translation adjustment ....           --           (6,538)              (6,538)
                                                                                               ------
Comprehensive income .............................                                              7,923
                                                          ------          ------              -------
Net assets at October 14, 1996....................       $88,661         $24,112             $112,773
                                                         =======         =======             ========

                                                                              Successor
                                       ---------------------------------------------------------------------------------------
                                                       For the period from October 15, 1996 to December 31, 1996
                                                          and for the years ended December 31, 1997 and 1998


                                            Common Stock                                         Accumulated
                                            All Classes          Additional                         Other
                                       ---------------------       Paid-in       Accumulated     Comprehensive
                                       Shares        Amount        Capital         Deficit           Loss             Total
                                       --------      -------     ------------    -----------     --------------      ---------
Balance at October 15, 1996.....         1,000          $  1       $      --       $     --         $       --       $       1
New issuance of Class A and C
   shares.......................     2,437,514            24         188,084             --                 --         188,108
Comprehensive loss:
   Net loss.....................            --            --              --       (159,046)                --        (159,046)
   Change in currency translation
      adjustment................            --            --              --              --           (16,637)        (16,637)
                                                                                                                      --------
Comprehensive loss..............                                                                                      (175,683)
                                    ----------       -------       ---------      ---------           ---------       --------
Balance at December 31, 1996....     2,438,514            25         188,084       (159,046)           (16,637)         12,426
New issuance of Class A and C
   shares.......................         3,857            --             300             --                 --             300
Purchase of Class A and C
   treasury stock...............       (5,123)           (1)           (668)             --                 --            (669)
Common stock conversion.........    28,232,099           282           (282)             --                 --              --
Proceeds from stock offering....     7,666,667            77          97,196             --                 --          97,273
Comprehensive loss:
   Net loss.....................            --            --              --        (65,106)                --         (65,106)
   Change in currency translation
      adjustment................            --            --              --              --           (18,825)        (18,825)
                                                                                                                       -------
Comprehensive loss..............                                                                                       (83,931)
                                    ----------       -------       ---------      ---------           ---------      ---------
Balance at December 31, 1997....    38,336,014           383         284,630       (224,152)           (35,462)         25,399
Exercise of stock options.......        64,349             1             531                                --             532
Comprehensive income:
   Net earnings.................            --            --              --         37,625                 --          37,625
   Change in currency translation
      adjustment................            --            --              --             --             (4,962)         (4,962)
   Minimum pension liability....            --            --              --             --             (4,759)         (4,759)
                                                                                                                        ------
Comprehensive income............                                                                                        27,904
                                    ----------       -------       ---------      ---------           ---------        -------
Balance at December 31, 1998....    38,400,363          $384        $285,161      $(186,527)          $(45,183)        $53,835
                                    ==========       =======       =========      =========           =========        =======


The  accompanying  notes are an  integral  part of these consolidated financial statements.


                                                   METTLER-TOLEDO INTERNATIONAL INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (In thousands)

                                                       Predecessor                         Successor
                                                      ---------------   ----------------------------------------------
                                                      For the period    For the period
                                                      January 1, 1996   October 15, 1996   Year ended      Year ended
                                                      to October 14,    to December 31,    December 31,    December 31,
                                                           1996               1996            1997             1998
                                                      ---------------   ---------------    -----------     -----------
Cash flows from operating activities:
   Net earnings (loss).............................        $14,461        $ (159,046)       $(65,106)          $37,625
   Adjustments  to  reconcile  net  earnings  (loss)
   to net  cash  provided  by operating activities:
          Depreciation.............................         19,512             7,925          25,613            24,592
          Amortization.............................          2,151             1,065           6,222             7,634
          Write-off of purchased research and
            development and cost of sales
            associated with revaluation of inventories          --           146,264          32,013             9,976
          Extraordinary items......................             --                --          41,197                --
          Net loss (gain) on disposal of long-term
            assets.................................           (768)               --              33            (2,868)
          Deferred taxes and adjustments to goodwill        (1,934)           (4,563)          4,244            (1,200)
          Minority interest........................            637               (92)            468               911
   Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net............          9,569           (10,159)         (8,113)          (16,391)
         Inventories...............................          1,276             3,350          (2,740)           (5,953)
         Other current assets......................         14,748           (10,605)         (7,177)            3,300
         Trade accounts payable....................         (3,065)            3,415           4,936            17,523
         Accruals and other liabilities............          5,948            32,030          24,059            (3,107)
                                                           -------            ------          ------           -------
            Net cash provided by operating
              activities...........................         62,535             9,584          55,649            72,042
                                                           -------            ------          ------           -------

Cash flows from investing activities:
   Proceeds from sale of property, plant and
     equipment....................................           1,606               736          15,913            22,500
   Purchase of property, plant and equipment......         (16,649)          (11,928)        (22,251)          (28,633)
   Acquisition of Mettler-Toledo from Ciba........              --          (314,962)             --                --
   Acquisitions, net of seller financings.........              --                --         (80,469) (a)      (28,925) (a)
   Other investing activities.....................          (1,632)            4,857          (9,184)             (885)
                                                           -------            ------          ------           -------
            Net cash used in investing activities.         (16,675)         (321,297)        (95,991)          (35,943)
                                                           -------            ------          ------           -------
Cash flows from financing activities:
   Proceeds from borrowings.......................              --           414,170         614,245            23,019
   Repayments of borrowings.......................         (13,464)               --        (703,201)          (62,376)
   Proceeds from issuance of common stock.........              --           188,108          97,573               532
   Purchase of treasury stock.....................              --                --            (669)               --
   Ciba and affiliates repayments.................         (26,589)         (184,666)             --                --
   Capital transactions with Ciba and affiliates..          (7,716)          (80,687)             --                --
                                                           -------            ------          ------           -------
            Net cash provided by (used in)
              financing activities................         (47,769)          336,925           7,948           (38,825)
                                                           -------            ------          ------           -------
Effect of exchange rate changes on cash and cash
   equivalents....................................          (3,394)             (615)         (4,736)              351
                                                           -------            ------          ------           -------

Net increase (decrease) in cash and cash equivalents        (5,303)           24,597         (37,130)           (2,375)
                                                           -------            ------          ------           -------
Cash and cash equivalents:
   Beginning of period............................          41,402            36,099          60,696            23,566
                                                           -------            ------          ------           -------
   End of period..................................         $36,099           $60,696         $23,566           $21,191
                                                           =======           =======         =======           =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest.....................................          $6,524           $17,874         $38,345           $21,109
     Taxes........................................           9,385             2,470           6,140            20,285

Non-cash investing activities:
   Seller financings on acquisitions..............              --                --         $22,514           $11,960



(a) Amounts paid for  acquisitions  including  seller financing and assumed debt were $44.0 million and
    $103.0 million in 1998 and 1997, respectively.


The  accompanying  notes are an  integral  part of these consolidated financial statements.

                         METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands unless otherwise stated)

1.            BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

         Mettler-Toledo International Inc. ("Mettler-Toledo," the "Company" or "Successor") is a global manufacturer and marketer of precision instruments, including weighing and certain analytical and measurement technologies, for use in laboratory, industrial and food retailing applications. The Company's manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China. The Company's principal executive offices are located in Greifensee, Switzerland.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, including its majority owned subsidiaries. Financial results following the acquisition of Mettler-Toledo from Ciba-Geigy on October 15, 1996, the Safeline acquisition on May 30, 1997 and the initial public offering in November 1997 are not comparable in many respects to the financial results prior to those events. These events are further described in Notes 3, 9 and 10. Certain amounts in the prior period financial statements have been reclassified to conform with current year presentation.

         All intercompany transactions and balances have been eliminated. Investments in which the Company has voting rights between 20% to 50% are generally accounted for using the equity method of accounting.

         The combined financial statements of the Predecessor (see Note 3) include the combined historical assets and liabilities and combined results of operations of the Mettler-Toledo Group. All intergroup transactions have been eliminated as part of the combination process.

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)


         Property, Plant and Equipment

         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is charged on a straight-line basis over the estimated useful lives of the assets as follows:

          Buildings and improvements       15 to 50 years
          Machinery and equipment          3 to 12 years
          Computer software                3 to 5 years
          Leasehold improvements           Shorter of useful life or lease term

         Excess of Cost over Net Assets Acquired

         The excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of such amounts by determining whether the amortization of the balance over its remaining life can be recovered from the undiscounted future operating cash flows of the acquired operations.

         Taxation

         The Company files tax returns in each jurisdiction in which it operates. Prior to the Acquisition discussed in Note 3, in certain jurisdictions the Company filed its tax returns jointly with other Ciba-Geigy subsidiaries. The Company had a tax sharing arrangement with Ciba-Geigy in these countries to share the tax burden or benefits. Such arrangement resulted in each company's tax burden or benefit equating to that which it would have incurred or received if it had been filing a separate tax return.

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

         Generally, deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the U.S. because it is expected that these earnings are permanently reinvested and such determination is not practicable. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)


         Currency Translation and Transactions

         The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company's operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such non-U.S. dollar functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated in other comprehensive income/(loss) in the Consolidated Statements of Changes in Net Assets/Shareholders' Equity.

         Revenue Recognition

         Revenue is recognized when title to a product has transferred or services have been rendered. Revenues from service contracts are recognized over the contract period.

         Research and Development

         Research and development costs are expensed as incurred.

         Derivative Financial Instruments

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency forward contracts to hedge short-term intercompany transactions with its foreign businesses. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting changes in fair value being recognized in other charges (income), net.

         The Company also enters into certain interest rate cap and swap agreements in order to reduce its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized as interest expense over the life of the agreements as incurred. Realized and unrealized gains on interest rate cap agreements are recognized as adjustments to interest expense as incurred.

         The Company has entered into certain foreign currency forward contracts in order to convert certain U.S. dollar based debt into Swiss franc based debt. The Company has also designated certain of its Swiss franc debt as a hedge of its net investments. Any changes in fair value of the forward contracts and the debt are recorded in comprehensive income/(loss) and offset the net investments which they hedge.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)


         Earnings (loss) per Common Share

         Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Accordingly, basic and diluted earnings (loss) per common share data for each period presented have been determined in accordance with the provisions of SFAS 128. In accordance with the treasury stock method, the Company has included 2,325,132 equivalent shares related to 4,871,842 outstanding options to purchase shares of common stock, as described in Note 11, in the calculation of diluted weighted average number of common shares for 1998. Such common stock equivalents were not included in the computation of diluted loss per common share for 1996 and 1997, as the effect is antidilutive. The Company retroactively adjusted its weighted average common shares for the purpose of the basic and diluted loss per common share computations for the 1996 and 1997 periods pursuant to SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98 issued in February 1998.

         Reporting Comprehensive Income

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments, be shown in the financial statements. The Company has displayed comprehensive income/(loss) and its components in the Consolidated Statements of Changes in Net Assets/Shareholders' Equity. Prior year financial statements have been restated to reflect the application of SFAS 130 as required by the standard. The adoption of SFAS 130 did not have a material effect on the Company's consolidated financial statements.

         Stock Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan.

         Concentration of Credit Risk

         The Company's revenue base is widely diversified by geographic region and by individual customer. The Company's products are utilized in many different industries, although extensively in the pharmaceutical and chemicals industries. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


3.            BUSINESS COMBINATIONS

         During 1998, the Company spent approximately $44.9 million on acquisitions and other investing activities including seller financing of $12.0 million and assumed debt of $3.1 million as well as contingent and other payments associated with acquisitions consummated in 1997. The Company may be required to make additional earn-out payments relating to certain of these acquisitions in the future.

         In July 1998, the Company acquired Bohdan Automation Inc., a leading supplier of laboratory automation and automated synthesis products. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company incurred a charge of $10.0 million immediately following the acquisition based upon an independent valuation for purchased research and development costs for products being developed that have not established technological feasibility as of the date of acquisition which, if unsuccessful, have no alternative future use in research and development activities or otherwise. The Company expects that the projects underlying these research and development efforts will be substantially completed over the next two years.

         In December 1998, the Company announced that it had acquired Applied Systems and Myriad Synthesizer Technology. The Company accounted for these acquisitions using the purchase method of accounting.

         Applied Systems designs, assembles and markets instruments for in-process molecular analysis, which is primarily used for researching, developing and monitoring chemical processes. Applied Systems' proprietary sensors, together with its innovative Fourier transform infrared technology, enable chemists to analyze chemical reactions as they occur, which is more efficient than pulling samples.

         Myriad Synthesizer Technology designs, assembles and markets instruments that facilitate and automate the synthesis of large numbers of chemical compounds in parallel, which is a key step in the chemical compound discovery process. Its products can be used in all stages of synthesis in drug discovery.

         In May 1997, the Company purchased the entire issued share capital of Safeline Limited ("Safeline"), a manufacturer of metal detection systems based in Manchester in the United Kingdom, for approximately (pound)63.7 million (approximately $104.4 million at May 30, 1997), including a post-closing adjustment of (pound)1.9 million which was paid in October 1997 and an earn-out of (pound)0.8 million which was paid in June 1998. Under the terms of the agreement, the Company paid approximately (pound)13.7 million (approximately $22.4 million) in the form of seller loan notes which mature May 30, 1999.

         The Company accounted for the Safeline acquisition using the purchase method of accounting. The Company incurred a charge of $30.0 million immediately following the acquisition based upon an independent valuation for purchased research and development costs. The technological feasibility of the products being developed had not been established as of the date of the acquisition and, if unsuccessful, had no alternative future use in research and development activities or otherwise. In addition, the Company allocated $2.1 million of

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


3.            BUSINESS COMBINATIONS-(CONTINUED)


the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the second quarter of 1997. The excess of the cost of the acquisition over the fair value of the net assets acquired is being amortized over 30 years.

         On October 15, 1996, the Company acquired the Mettler-Toledo group ("Predecessor") from Ciba-Geigy for cash consideration of CHF 505.0 million
(approximately $402.0 million) including dividends of CHF 109.4 million (approximately $87.1 million) which were paid to Ciba-Geigy by the Company ("Acquisition"). The Company accounted for the Acquisition using the purchase method of accounting.

         In connection with the Acquisition, the Company allocated, based upon independent valuations, $114.1 million of the purchase price to purchased research and development in process for products being developed that had not established technological feasibility as of the date of acquisition which, if unsuccessful, had no alternative future use in research and development activities or otherwise. Such amount was recorded as an expense in the period from October 15, 1996 to December 31, 1996. Additionally, the Company allocated approximately $32.2 million of the purchase price to revalue certain inventories (principally work-in-process and finished goods) to fair value. Substantially all of such inventories were sold during the period from October 15, 1996 to December 31, 1996. The excess of the cost of the Acquisition over the fair value of the net assets is being amortized over 32 years.


4.            INVENTORIES, NET

         Inventories, net consisted of the following:

                                                       Successor
                                             -----------------------------
                                             December 31,      December 31,
                                                 1997              1998
                                             ------------      -----------
Raw materials and parts................      $    42,435       $    48,718
Work-in-progress.......................           29,746            32,416
Finished goods.........................           28,968            30,956
                                             -----------       -----------
                                                 101,149           112,090
LIFO reserve...........................             (102)              (31)
                                             -----------        ----------
                                             $   101,047       $   112,059
                                             ===========       ===========

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

5.            FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS

         In 1998, the Company entered into certain five-year interest rate swap agreements that fix the interest obligation associated with $50 million of U.S. dollar based debt and CHF 207.5 million of Swiss franc based debt from variable to fixed. Certain of these agreements have forward starting dates commencing in 2000, expiring in 2003. The fixed rate associated with the swap on the U.S. dollar based debt is 5.93% plus the Company's normal interest margin. The fixed rates on the swaps of Swiss franc debt vary between 2.84% and 3.35% plus the Company's normal interest margin. The swaps are effective at either one-month or three-month LIBOR rates.

         In 1997, the Company entered into three-year interest rate cap agreements to limit the impact of increases in interest rates on its U.S. dollar based debt. These agreements "cap" the effects of an increase in three month LIBOR above 8.5%. In addition, the Company has entered into three-year interest rate swap agreements which swap the interest obligation associated with $100.0 million of U.S. dollar based debt from variable to fixed. The fixed rate associated with the swap is 6.09% plus the Company's normal interest margin. The swap is effective at three-month LIBOR rates up to 7.00%. During 1997, the Company also entered into certain three-year interest rate swap agreements that fix the interest obligation associated with CHF 112.5 million of Swiss franc based debt at rates varying between 2.17% and 2.49% plus the Company's normal interest margin. The swaps are effective at one-month LIBOR of which a certain portion are at rates up to 3.5%.

         The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

         At December 31, 1997 and 1998, the fair value of such financial instruments was approximately $(1.1) million and $(6.6) million, respectively. The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amount the Company would pay to terminate the agreements at the reporting date, taking into account current creditworthiness of the counterparties.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

6.            PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net, consisted of the following:

                                                               Successor
                                                --------------------------------
                                                   December 31,     December 31,
                                                       1997             1998
                                                  ------------      -----------
         Land.................................    $   58,226        $   48,080
         Buildings and leasehold improvements.       111,065           113,473
         Machinery and equipment..............        93,418           117,032
         Computer software....................         3,948             6,942
                                                  ----------        ----------
                                                     266,657           285,527
         Less accumulated depreciation
         and amortization.....................       (31,395)          (55,263)
                                                  ----------        ----------
                                                  $  235,262        $  230,264
                                                  ==========        ==========


7.            OTHER NON-CURRENT ASSETS

         Other assets include deferred financing fees of $3.8 million and $3.1 million, net of accumulated amortization of $0.1 million and $0.6 million at
December 31, 1997 and 1998, respectively. Also included in other assets are restricted bank deposits of $1.8 million and $1.6 million at December 31, 1997 and 1998, respectively. Other assets at December 31, 1997 and 1998 also included a loan due from the Company's Chief Executive Officer of approximately $0.7 million. This loan bears an interest rate of 5% and is payable upon demand, which may not be made until 2003.

8.           SHORT-TERM BORROWINGS AND CURRENT MATURITIES OF LONG-TERM DEBT

       Short-term   borrowings  and  current   maturities  of  long-term  debt
       consisted of the following:


                                                               Successor
                                                     ---------------------------
                                                      December 31,  December 31,
                                                          1997          1998
                                                     ------------    -----------
       Current maturities of long-term debt.......     $ 14,915       $ 19,955
       Borrowings under revolving credit facility.       33,320             --
       Other short-term borrowings................        8,195         26,477
                                                       --------       --------
                                                       $ 56,430       $ 46,432
                                                       ========       ========


                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

9.            LONG-TERM DEBT

         Long-term debt consisted of the following:
                                                                                      Successor
                                                                           -----------------------------
                                                                            December 31,     December 31,
                                                                                1997            1998
                                                                           -----------       -----------
Credit Agreement Term Loans:
  Term A USD Loans, interest at LIBOR plus 0.75% (6.07% at December 31,
    1998) payable in quarterly installments due May 19, 2004........        $101,573          $93,953
  Term A CHF Loans, interest at LIBOR plus 0.75% (2.41% at December 31,
    1998) payable in quarterly installments due May 19, 2004........          58,991           57,330
  Term A GBP Loans, interest at LIBOR plus 0.75% (7.66% at December 31,
    1998) payable in quarterly installments due May 19, 2004........          36,198           33,279
Safeline Seller Notes, interest at LIBOR plus 0.26% (7.2% at December
     31, 1998) due May 30, 1999.....................................          22,946            7,433
Revolving credit facilities.........................................         160,862          166,723
Other...............................................................          16,194           27,960
                                                                           ---------        ---------
                                                                             396,764          386,678
Less current maturities.............................................         (56,430)         (46,432)
                                                                           ----------       ----------
                                                                            $340,334        $ 340,246
                                                                           =========        =========


         The Acquisition from Ciba-Geigy was financed in part from borrowings under a previous credit agreement of $307.0 million and $135.0 million from the issuance of 9 3/4% senior subordinated notes due 2006 (the "Notes").

         At the time of the Safeline acquisition in May 1997, the Company refinanced its previous credit facility and entered into a new credit facility. The Company recorded an extraordinary loss of approximately $9.6 million representing a charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility.

         In connection with the Company's initial public offering in November 1997, the Company refinanced its existing credit facility by entering into a new credit facility (the "Credit Agreement"). Concurrent with the initial public offering and refinancing, the Company consummated a tender offer to repurchase the Notes. In connection with the refinancing and the Notes repurchase, the Company recorded an extraordinary loss of $31.6 million primarily representing the premium paid in connection with the early extinguishment of the Notes of $17.9 million and the write-off of capitalized debt issuance fees associated with the Notes and the Company's previous credit facility.

         The Company has a multi-currency $400.0 million revolving credit facility and a CDN $26.3 million Canadian revolving credit facility under the Credit Agreement. Loans under these revolving credit facilities may be repaid and reborrowed and are due in full on May 19, 2004. At December 31, 1998, the Company had approximately $233.6 million of additional borrowing capacity under its Credit Agreement. The Company has the ability to refinance its short-term borrowings through its revolving facilities for an uninterrupted period extending beyond one year. Accordingly, approximately $166.7 million of the Company's short-term borrowings at December 31, 1998 have been reclassified to long-term.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


9.            LONG-TERM DEBT -(CONTINUED)


         The aggregate maturities of long-term obligations during each of the years 2000 through 2003 are approximately $24.9 million, $34.9 million, $34.9 million and $39.9 million, respectively.

         The Company is required to pay a facility fee based upon certain financial ratios per annum on the amount of its revolving facilities. The facility fee at December 31, 1998 was equal to 0.25%. At December 31, 1998, borrowings under the Company's revolving facilities carried an interest rate of LIBOR plus 0.50%. The Company's weighted average interest rate for the year ended December 31, 1998 was approximately 6.0%.

         The Credit Agreement contains covenants, including limitations on the Company's ability to pay dividends to shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The Credit Agreement also requires the Company to maintain a minimum net worth, a minimum fixed charge coverage ratio, and a ratio of total debt to EBITDA below a specified maximum.

         The estimated fair value of the Company's obligations under the Credit Agreement approximate fair value due to the variable rate nature of the obligations.


10.           SHAREHOLDERS' EQUITY

         Common Stock

         In November 1997, pursuant to a merger with its wholly owned subsidiary Mettler-Toledo Holding Inc., each share of the Company's existing Class A, Class B and Class C common stock was converted into 12.58392 shares of common stock and the number of authorized shares was increased to 125,000,000 shares with a par value of $0.01 per share. Concurrently therewith, the Company completed an underwritten initial public offering of 7,666,667 shares at a public offering price of $14.00 per share. The net proceeds from the offering of approximately $97.3 million were used to repay a portion of the Company's 9 3/4% senior subordinated notes (see Note 9). As part of the offering the Company sold approximately 287,000 shares of its common stock to Company sponsored benefit funds at the public offering price. Holders of the Company's common stock are entitled to one vote per share.

         At December 31, 1998, 6,327,573 shares of the Company's common stock were reserved for the Company's stock option plan.

         Preferred Stock

         The Board of Directors, without further shareholder authorization, is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share in one or more series and to determine and fix the rights, preferences and privileges of each series, including dividend rights and preferences over dividends on the common stock and one or more series of the preferred stock, conversion rights, voting rights (in addition to those provided by law), redemption rights and the terms of any sinking fund therefore, and rights upon liquidation, dissolution or winding up, including preferences over the common stock and one or more

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


11.           STOCK OPTION PLAN

series of the preferred stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of the Company or an unsolicited acquisition proposal.

         Effective October 15, 1996, the Company adopted a stock option plan to provide certain key employees and directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company.

         Under the terms of the plan, options granted shall be nonqualified and the exercise price shall not be less than the fair market value of the common stock on the date of grant. Options vest equally over a five year period from the date of grant.

         Stock option activity is shown below:
                                                              Weighted Average
                                            Number of Shares    Exercise Price
                                            ----------------  ----------------
Outstanding at December 31, 1996...........        3,510,747             $7.95
Granted....................................        1,028,992             14.68
Forfeited..................................        (130,999)            (7.95)
                                                   ---------            ------
Outstanding at December 31, 1997...........        4,408,740             $9.75
Granted....................................          670,000             21.48
Exercised..................................         (64,349)            (8.26)
Forfeited..................................        (142,549)            (7.95)
                                                   ---------            ------
Outstanding at December 31, 1998...........        4,871,842            $11.30
                                                   =========            ======

Shares exercisable at December 31, 1998....        1,507,399             $8.87
                                                   =========              ====

         At December 31, 1998, the weighted average remaining contractual life of outstanding options was approximately 8.0 years. These options have exercise prices ranging from $7.95 to $21.50.

         As of the date granted, the weighted average grant-date fair value of the options granted during the period from October 15, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998 was approximately $1.99, $3.37 and $8.11 per share, respectively. Such weighted average grant-date fair value was determined using an option pricing model which incorporated the following assumptions:

                                                   Successor
                              --------------------------------------------------
                               For the period      Year ended        Year ended
                              October 15, 1996 to  December 31,     December 31,
                              December 31, 1996       1997             1998
                              -------------------  ------------     ------------
Risk-free interest rate...            4.0%            5.4%             5.2%
Expected life in years....              7               4                4
Expected volatility.......             --              26%              39%
Expected dividend yield...             --              --               --

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


11.            STOCK OPTION PLAN -(CONTINUED)


         The Company applies Accounting Standards Board Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net earnings (loss) and basic and diluted net earnings (loss) per common share for the years ended December 31, 1997 and 1998 would have been as follows:

                                                     Successor
                                            ----------------------------
                                            Year ended        Year ended
                                            December 31,     December 31,
                                               1997             1998
                                            ------------     -----------
Net earnings (loss):
    As reported...........................     $(65,106)        $37,625
    Pro forma.............................      (66,417)         35,475
                                                =======          ======
Basic earnings (loss) per common share:
    As reported...........................       $(2.06)          $0.98
    Pro forma.............................        (2.10)           0.92
                                                  ======           ====
Diluted earnings (loss) per common share:
    As reported...........................       $(2.06)          $0.92
    Pro forma.............................        (2.10)           0.87
                                                  =====            ====



12.           BENEFIT PLANS

         Mettler-Toledo maintains a number of retirement plans for the benefit of its employees.

         Certain companies sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $9.5 million, $2.5 million, $8.9 million and $8.2 million for the period January 1, 1996 to October 14, 1996, for the period October 15, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively.

         Certain companies sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees' compensation for certain periods during the last years of employment. The Company's U.S. operations also provide postretirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


12.           BENEFIT PLANS -(CONTINUED)


         The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company's principal defined benefit plans and postretirement plans at December 31, 1997 and 1998:


                                                                              Successor
                                                          ------------------------------------------------------
                                                                 Pension Benefits              Other Benefits
                                                          ------------------------       -----------------------
                                                               1997           1998           1997           1998
                                                            -------        -------         ------         ------
Change in benefit obligation:
Benefit obligation at beginning of year......             $ 120,962      $ 124,958       $ 32,025       $ 36,112
Service cost.................................                 5,655          5,929            440            507
Interest cost................................                 8,020          8,624          2,296          2,360
Actuarial (gains) losses.....................                 4,316          7,977          3,549            821
Plan amendments and other....................                   (35)         4,584             10          (184)
Benefits paid................................                (5,435)        (5,541)        (2,204)        (2,515)
Impact of foreign currency...................                (8,525)         3,399            (4)            (6)
                                                            -------        -------         ------         ------
Benefit obligation at end of year............               124,958        149,930         36,112         37,095
                                                            -------        -------         ------         ------

Change in plan assets:
Fair value of plan assets at beginning of
   year......................................                63,945         73,075              -              -
Actual return on plan assets.................                 9,316          4,921              -              -
Employer contributions.......................                 6,064          4,759          2,204          2,515
Plan participants' contributions.............                   277            281              -              -
Benefits paid................................                (5,435)        (5,541)        (2,204)        (2,515)
Impact of foreign currency...................                (1,092)          (120)             -              -
                                                            -------          -----          -----          -----
Fair value of plan assets at end of year.....                73,075         77,375              -              -
                                                             ------         ------        -------       --------

Funded status................................              (51,883)       (72,555)       (36,112)       (37,095)
Unrecognized actuarial (gain) / loss.........               (1,105)          9,855          4,465          5,110
                                                            -------       --------       --------       --------
Net amount recognized........................            $ (52,988)     $ (62,700)     $ (31,647)     $ (31,985)
                                                         ==========     ==========     ==========     ==========

         Amounts recognized in the Consolidated Balance Sheets consist of:

                                                                              Successor
                                                          ------------------------------------------------------
                                                             Pension Benefits                Other Benefits
                                                          ------------------------       -----------------------
                                                             1997           1998          1997           1998
                                                            -------        -------       ------         ------
Other non-current assets.....................              $ 1,005        $ 1,294      $       -       $      -
Other non-current liabilities................              (53,993)       (68,753)       (31,647)       (31,985)
Accumulated other comprehensive income.......                    -          4,759              -              -
                                                            -------       --------       -------        -------
Net amount recognized........................             $(52,988)      $(62,700)      $(31,647)      $(31,985)
                                                          =========      =========      =========      =========


                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

12.           BENEFIT PLANS -(CONTINUED)

         The assumed discount rates and rates of increase in future compensation level used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The range of rates used for the purposes of the above calculations are as follows:
                                                   1997                 1998
                                                ------------        ------------
Discount rate.........................          6.0% to 8.5%        5.0% to 8.5%
Compensation increase rate............          2.0% to 6.5%        2.0% to 6.5%

         The expected long term rates of return on plan assets ranged between 7.0% and 10.0% for 1996, 6.0% and 9.5% for 1997 and 5.0% and 9.5% in 1998.

         Plan assets relate principally to the Company's U.S. companies and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments.

         Net periodic pension cost for the defined benefit plans includes the following components:


                                              Predecessor                         Successor
                                            ---------------   ----------------------------------------------
                                            For the period     For the period
                                            January 1, 1996   October 15, 1996   Year ended       Year ended
                                            to October 14,    to December 31,    December 31,    December 31,
                                                  1996               1996            1997             1998
                                            ---------------   ----------------   -----------     -----------
Service cost..........................        $   3,850           $  1,013         $  5,655         $  5,929
Interest cost on projected benefit
   obligations........................            6,540              1,721            8,020            8,624
Expected gain on plan assets..........           (3,562)            (1,600)          (5,976)          (6,613)
Recognition of actuarial (gains) losses             (32)                 -              (51)            (104)
                                              ---------           --------         --------        ---------
Net periodic pension cost.............        $   6,796           $  1,134         $  7,648         $  7,836
                                              =========           ========         ========         ========

         Net periodic postretirement benefit cost for the U.S. postretirement plans includes the following components:




                                              Predecessor                         Successor
                                            ---------------   ----------------------------------------------
                                            For the period     For the period
                                            January 1, 1996   October 15, 1996   Year ended       Year ended
                                            to October 14,    to December 31,    December 31,    December 31,
                                                  1996               1996            1997             1998
                                            ---------------   ----------------   -----------     -----------
Service cost..........................       $      431         $  114             $   440           $   507
Interest cost on projected benefit
   obligations........................            1,795            472               2,296             2,360
Net amortization and deferral.........              343              -                  33                26
                                             ----------         ------             -------           -------
Net periodic postretirement benefit cost     $    2,569         $  586             $ 2,769           $ 2,893
                                             ==========         ======             =======           =======


         The accumulated postretirement benefit obligation and net periodic postretirement benefit cost were principally determined using discount rates of 7.6% in 1996, 7.0% in 1997 and 6.7% in 1998 and health care cost trend rates ranging from 8.0% to 9.5% in 1996, 1997 and 1998, decreasing to 5.0% in 2005.

         The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

12.           BENEFIT PLANS -(CONTINUED)


                                               One-Percentage-   One-Percentage-
                                               Point Increase    Point Decrease
                                               --------------    ---------------

Effect on total of service and
   interest cost components.........               $  486            $     (278)

Effect on postretirement benefit
   obligation.......................               $4,044            $   (3,627)



13.           TAXES

         The sources of the Company's earnings (loss) before taxes, minority interest and extraordinary items were as follows:

                                                                  Predecessor
                                                              ------------------
                                                                For the period
                                                              January 1, 1996 to
                                                               October 14, 1996
                                                              ------------------

Switzerland..................................................        $ 21,241
Non-Switzerland..............................................           3,912
Earnings before taxes, minority interest and extraordinary           --------
  items......................................................        $ 25,153
                                                                     ========


                                                     Successor
                                 -----------------------------------------------
                                  For the period      Year ended    Year ended
                                 October 15, 1996 to  December 31,  December 31,
                                 December 31, 1996       1997           1998
                                 -------------------  -----------   ------------
United States..................   $  (37,293)         $(14,178)      $ (2,172)
Non-United States..............     (122,783)            8,226         61,707
                                    --------           -------         ------
Earnings (loss) before taxes,
   minority interest and
   extraordinary items.........   $ (160,076)        $  (5,952)      $ 59,535
                                  ==========         =========       ========

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

13.           TAXES -(CONTINUED)



         The provision (benefit) for taxes consists of:



Predecessor:                                              Current         Deferred        Total
                                                         --------         --------      --------
  For the period January 1, 1996 to October 14, 1996:
    Switzerland federal..........................        $  2,152         $   (172)     $  1,980
    Switzerland canton (state) and local.........           4,305             (344)        3,961
    Non-Switzerland..............................           5,532           (1,418)        4,114
                                                         --------         ---------     --------
                                                         $ 11,989         $ (1,934)     $ 10,055
                                                         ========          ========      =======



Successor:                                                Current         Deferred        Total
                                                         --------         --------      --------

  For the period October 15, 1996 to December 31, 1996:
    United States federal........................        $  475           $(1,556)      $(1,081)
    United States state and local................           696              (183)          513
    Non-United States............................         2,454            (2,824)         (370)
                                                         ------            ------        ------
                                                         $3,625           $(4,563)      $ (938)
                                                         ======           =======        ======


                                                                                       Adjustments
                                                                                           to
                                                          Current         Deferred       Goodwill          Total
                                                          -------         ---------    -----------      ---------
  Year ended December 31, 1997:
    United States federal........................          $   --         $  (351)      $     --        $   (351)
    State and local..............................             466             (41)           107             532
    Non-United States............................          12,779           2,600          1,929          17,308
                                                           ------          ------         ------          ------
                                                          $13,245          $2,208         $2,036         $17,489
                                                           =======         ======         ======         =======


                                                                                       Adjustments
                                                                                           to
                                                          Current         Deferred       Goodwill          Total
                                                          -------         ---------    -----------      ---------
  Year ended December 31, 1998:
    United States federal........................         $   517         $  (700)      $    591        $    408
    State and local..............................             561            (102)           351             810
    Non-United States............................          21,121          (2,642)         1,302          19,781
                                                           ------          -------        ------          ------
                                                          $22,199         $(3,444)        $2,244         $20,999
                                                          =======         ========        ======         =======

     The adjustments to goodwill during the years ending December 31, 1997 and 1998 relate to tax benefits utilized which were not previously recognized in the purchase price allocation pertaining to previous acquisitions.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

13.           TAXES -(CONTINUED)


     The provision for tax expense for the period January 1, 1996 to October 14, 1996 where the Company operated as a group of businesses owned by Ciba-Geigy differed from the amounts computed by applying the Switzerland federal income tax rate of 9.8% to earnings before taxes and minority interest as a result of the following:
                                                         Predecessor
                                                       -----------------
                                                        For the period
                                                      January 1, 1996 to
                                                       October 14, 1996
                                                      ------------------
Expected tax.......................................        $  2,465
Switzerland Canton (state) and local income taxes,
  net of federal income tax benefit................           3,573
Non-deductible intangible amortization.............             205
Change in valuation allowance......................           1,235
Non-Switzerland income taxes in excess of 9.8%.....           2,291
Other, net.........................................             286
                                                           --------
Total provision for taxes..........................        $ 10,055
                                                           ========

        The provision for tax expense (benefit) for the period October 15, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998, subsequent to the Acquisition described in Note 3, differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings/(loss) before taxes, minority interest and extraordinary items as a result of the following:


                                                                                  Successor
                                                           -----------------------------------------------------
                                                            For the period        Year ended         Year ended
                                                           October 15, 1996 to    December 31,       December 31,
                                                           December 31, 1996         1997               1998
                                                           -------------------    -----------        -----------
Expected tax.........................................          $(56,027)              $(2,083)           $20,837
United States state and local income taxes, net of
    federal income tax benefit.......................               333                   276                810
Non-deductible purchased research and development....            39,925                10,486              3,492
Non-deductible intangible amortization...............               336                 2,073              2,459
Change in valuation allowance........................             4,662                   263              4,964
Non-United States income taxes at
    other than a 35% rate............................            10,037                 5,545             (6,708)
Changes in Swiss tax law/rates.......................                 -                     -             (4,963)
Other, net...........................................              (204)                  929                108
                                                                -------               -------            -------
Total provision (benefit) for taxes..................           $  (938)              $17,489            $20,999
                                                                =======               =======            =======


                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

13.           TAXES -(CONTINUED)


         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                               Successor
                                                                  ---------------------------------
                                                                  December 31,          December 31,
                                                                      1997                  1998
                                                                  -----------           -----------
Deferred tax assets:
    Inventory............................................            $ 7,552               $ 6,055
    Accrued and other liabilities........................              9,278                12,601
    Deferred loss on sale of subsidiaries................              7,907                 7,907
    Accrued postretirement benefit and pension costs.....             19,161                24,983
    Net operating loss carryforwards.....................             27,345                20,856
    Other................................................                678                 2,743
                                                                     -------               -------
Total deferred tax assets................................             71,921                75,145
Less valuation allowance.................................            (59,292)              (64,640)
                                                                     -------               --------
Total deferred tax assets less valuation allowance.......             12,629                10,505
                                                                     -------               -------
Deferred tax liabilities:
    Inventory............................................              6,177                 2,302
    Property, plant and equipment........................             24,081                24,534
    Other................................................              5,665                 3,565
                                                                     -------               -------
Total deferred tax liabilities...........................             35,923                30,401
                                                                     -------               -------
Net deferred tax liability...............................            $23,294               $19,896
                                                                     =======               =======



     The  Company  has  established   valuation  allowances  primarily  for  net
operating losses, deferred losses as well as postretirement and pension costs as follows:


                                                                              Successor
                                                                  --------------------------------
                                                                  December 31,         December 31,
                                                                      1997                 1998
                                                                  -----------          -----------
Summary of valuation allowances:
    Cumulative net operating losses.......................           $27,345              $20,856
    Deferred loss.........................................             7,907                7,907
    Accrued postretirement and pension benefit costs......            17,104               23,300
    Other.................................................             6,936               12,577
                                                                     -------              -------
Total valuation allowance.................................           $59,292              $64,640
                                                                     =======              =======


         The total valuation allowances relating to acquired businesses amount to $35.5 million and $35.0 million at December 31, 1997 and 1998, respectively. Future reductions of these valuation allowances will be credited to goodwill.

         At December 31, 1998, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $27.4 million, all of which expire in 2012. The Company has various U.S. state net operating losses and various foreign operating losses which expire in varying amounts through 2012.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

14.           OTHER CHARGES (INCOME), NET

         Other charges (income), net consists primarily of foreign currency transactions, interest income, charges related to the Company's restructuring programs and gains on the sale of property, plant and equipment.

         The Company recorded restructuring charges of $6.3 million during 1997. These charges were incurred in connection with the closure of three facilities in North America and comprised primarily severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of existing assets to their expected net realizable value. In connection with the closure of these facilities, the Company involuntarily terminated approximately 70 employees. The Company had also recorded restructuring charges of $2.6 million in 1998 primarily for workforce reductions and other cash outflows. The Company undertook these actions as part of its efforts to reduce costs through re-engineering.

         The period October 15, 1996 to December 31, 1996 included employee severance benefits associated with the Company's general headcount reduction programs in Europe and North America of $4.6 million and the realignment of the analytical and precision balance business in Switzerland of $6.2 million. Severance and other exit costs of $1.9 million for the period January 1, 1996 to October 14, 1996 represented employee severance of $1.6 million and other exit costs of $0.3 million associated with the closing of the Company's Westerville, Ohio facility. In connection with such programs the Company reduced its workforce by 168 employees in 1996.

         A  rollforward  of  the   components  of  the  Company's   accrual  for
restructuring activities is as follows:

                                                              Successor
                                                        ---------------------
                                                          1997           1998
                                                          ----           ----
Beginning of the year...........................       $10,762         $8,758
Restructuring accrual for North American
  operations and other..........................         6,300          2,611
Reductions in workforce and other cash outflows.        (7,182)        (9,441)
Non-cash write-downs of property, plant and
  equipment.....................................          (540)          (188)
Impact of foreign currency......................          (582)            91
                                                        ------        -------
End of the year.................................        $8,758         $1,831
                                                        ======         ======

         The Company's accrual for restructuring activities at December 31, 1998 primarily consisted of lease termination, other costs of exiting facilities and severance.

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

15.           COMMITMENTS AND CONTINGENCIES

         Operating Leases

         The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 1998:


                           1999...................           $14,702
                           2000...................            11,141
                           2001...................             7,986
                           2002...................             6,375
                           2003...................             4,895
                           Thereafter.............             8,088
                                                               -----
                           Total..................           $53,187
                                                             =======

         Rent expense for operating leases amounted to $13.0 million, $3.4 million, $16.4 million and $17.7 million for the period January 1, 1996 to October 14, 1996, for the period October 15, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively.

         Legal

         The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.



16.      SEGMENT REPORTING

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made.

         The  units  have  been  aggregated  based  on  operating   segments  in
geographical regions that have similar economic characteristics and meet the aggregation criteria of SFAS 131. The Company has determined that there are five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western Europe
Operations and Other. Principal U.S. Operations represent certain of the Company's marketing and producing organizations located in the United States. Principal Central European Operations primarily includes the Company's German marketing and producing organizations that primarily serve the German market

                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

16.      SEGMENT REPORTING -(CONTINUED)


and, to a lesser extent, Europe. Swiss R&D and Manufacturing Operations consist of the organizations located in Switzerland that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Other Western European Operations include the Company's market organizations in Western Europe that are not included in Principal Central European Operations. The Company's market organizations are geographically focused and are responsible for all aspects of the Company's sales and service. Operating segments that exist outside these reportable segments are included in Other.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on adjusted operating income (gross profit less research and development and selling, general and administration expenses before amortization and non-recurring costs). Intersegment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company's operating segments:

                                                Principal                 Other
        For the period            Principal     Other        Swiss R&D    Western             Eliminations
      January 1, 1996 to          U.S.          Europe       and Mfg.     Europe       Other       and
       October 14, 1996           Operations    Operations   Operations   Operations    (a)   Corporate (b)    Total
----------------------------      ----------    ----------   ----------   ----------   -----  -------------  --------
Net sales to external
   customers................      $232,866      $148,782      $33,336     $162,694    $ 84,543  $    -       $662,221
Net sales to other segments.        23,860        36,413       88,484        3,750      84,361   (236,868)          -
                                ----------    ----------      -------     --------     ------    --------    --------
Total net sales.............      $256,726      $185,195     $121,820     $166,444    $168,904  $(236,868)   $662,221
                                  ========      ========     ========     ========    ========  ==========   ========

Adjusted operating income...       $11,998       $10,258      $14,373       $4,522    $  8,200  $  (9,511)   $ 39,840
Depreciation................         5,294         2,633        2,786        2,032       6,641        126      19,512
Purchase of property, plant
   and equipment............         5,273         1,500        1,148        1,478       6,455        795      16,649



                                                Principal                 Other
        For the period            Principal     Other        Swiss R&D    Western             Eliminations
      October 15, 1996 to         U.S.          Europe       and Mfg.     Europe       Other       and
       December 31, 1996          Operations    Operations   Operations   Operations    (a)   Corporate (b)    Total
----------------------------      ----------    ----------   ----------   ----------   -----  -------------  --------
Net sales to external
   customers................      $ 65,727       $41,994     $  9,409     $ 45,920    $ 23,862  $       -    $186,912
Net sales to other segments.         6,734        10,277       24,975        1,059      23,811    (66,856)          -
                                  --------      --------     --------     --------      ------    -------    --------
Total net sales.............       $72,461       $52,271     $ 34,384     $ 46,979    $ 47,673  $ (66,856)   $186,912
                                  ========      ========     ========     ========    ========  =========    =========
Adjusted operating income...        $5,394        $4,612       $6,462       $2,033    $  3,687  $  (4,276)   $ 17,912
Depreciation................         2,150         1,069        1,131          825       2,698         52       7,925
Purchase of property, plant
   and equipment............         3,777         1,075          822        1,059       4,625        570      11,928




                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

16.      SEGMENT REPORTING -(CONTINUED)

                                                Principal                 Other
                                  Principal     Other        Swiss R&D    Western             Eliminations
      For the year ended          U.S.          Europe       and Mfg.     Europe       Other       and
      December 31, 1997           Operations    Operations   Operations   Operations    (a)   Corporate (b)  Total
---------------------------       ----------    ----------   ----------   ----------  ------- ------------- --------
Net sales to external
   customers...............       $311,760      $163,976     $ 27,174     $209,995    $165,510   $    -     $878,415
Net sales to other segments         39,138        51,692      137,797       14,458     105,113  (348,198)          -
                                  --------      --------      -------     --------     ------    -------    --------
Total net sales............       $350,898      $215,668     $164,971     $224,453    $270,623 $(348,198)   $878,415
                                  ========      ========     ========     ========    ========  ========    ========

Adjusted operating income..        $18,973      $ 17,479     $ 33,708     $ 15,242    $ 22,350  $(26,211)    $81,541
Depreciation...............          9,273         3,316        2,420        2,583       7,789       232      25,613
Total assets...............        150,753       131,309      107,007      110,983     539,237  (289,976)    749,313
Purchase of property, plant
   and equipment...........          6,882         2,390        2,455        2,612       7,147       765      22,251



                                                Principal                 Other
                                  Principal     Other        Swiss R&D    Western             Eliminations
       For the year ended         U.S.          Europe       and Mfg.     Europe       Other       and
       December 31, 1998          Operations    Operations   Operations   Operations    (a)   Corporate (b)    Total
----------------------------      ----------    ----------   ----------   ----------   -----  -------------  -------
Net sales to external
   customers..................    $324,455      $181,377     $ 23,554     $220,543    $185,729 $       -    $935,658
Net sales to other segments...      39,634        58,035      148,062       22,848     104,585  (373,164)          -
                                  --------      --------      -------     --------     ------    -------    --------
Total net sales................   $364,089      $239,412     $171,616     $243,391    $290,314 $(373,164)   $935,658
                                  ========      ========     ========     ========    ========  ========    ========
Adjusted operating income......   $ 26,283      $ 20,314     $ 30,155     $ 17,795     $23,576  $(17,143)   $100,980
Depreciation...................      8,132         3,081        2,506        2,748       7,770       355      24,592
Total assets...................    166,934       146,754      142,717      125,621     597,175  (358,760)    820,441
Purchase of property, plant
   and equipment...............      8,296         2,957        2,922        3,562       8,886     2,010      28,633


(a) Other includes reporting units in Asia, Eastern Europe, Latin America and segments from other countries that do not meet the aggregation criteria of SFAS 131.
(b)    Eliminations  and  Corporate  includes the  elimination  of  intersegment transactions as well as certain corporate expenses, intercompany investments and certain goodwill, which are not included in the Company's operating segments.




         A reconciliation of adjusted operating income to earnings (loss) before taxes, minority interest and extraordinary items follows:

                                              Predecessor                         Successor
                                            ---------------   ----------------------------------------------
                                            For the period    For the period
                                            January 1, 1996   October 15, 1996   Year ended      Year ended
                                            to October 14,    to December 31,    December 31,    December 31,
                                                  1996               1996            1997             1998
                                            ---------------   ----------------   -----------     -----------
Adjusted operating income.............       $ 39,840           $  17,912           $ 81,541       $ 100,980
Revaluation of inventories............              -              32,194              2,054               -
Purchased research and development....              -             114,070             29,959           9,976
Reorganization advisory fees (a)......              -               4,784                  -               -
Termination fee at IPO (b)............              -                   -              2,500               -
Amortization..........................          2,151               1,065              6,222           7,634
Interest expense......................         13,868               8,738             35,924          22,638
Other charges (income), net...........         (1,332)             17,137             10,834           1,197
                                              -------             -------             ------           ------
Earnings (loss) before taxes, minority
  interest and extraordinary items....       $ 25,153           $(160,076)          $ (5,952)        $ 59,535
                                             ========           ==========          =========        ========

(a) This charge represents advisory fees associated with the reorganization of the Company's structure.
(b) At the time of the IPO, the Company incurred fees associated with the termination of its management consulting agreement with AEA Investors.


                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)

16.      SEGMENT REPORTING -(CONTINUED)

         The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related after-market support to a variety of customers and industries. None of these customers account for more than 2.6% of net sales. After-market support revenues are primarily derived from parts and services such as calibration, certification and repair, much of which is provided under contracts. A break-down of the Company's sales by product category follows:

                                              Predecessor                         Successor
                                            ---------------   ----------------------------------------------
                                            For the period     For the period
                                            January 1, 1996   October 15, 1996   Year ended       Year ended
                                            to October 14,    to December 31,    December 31,    December 31,
                                                  1996               1996            1997             1998
                                            ---------------   ----------------   -----------     -----------
Weighing-related instruments                 $453,489          $127,998          $587,067         $600,450
Non-weighing instruments                       94,332            26,625           147,281          183,259
After-market                                  114,400            32,289           144,067          151,949
                                              -------           -------           -------          -------
Total net sales                              $662,221          $186,912          $878,415         $935,658
                                             ========          ========          ========         ========



         The breakdown of net sales by geographic customer destination and property, plant and equipment, net are as follows:



                            Predecessor                      Successor                               Successor
                            -----------     ------------------------------------------     -------------------------
                                                                                               Property, plant and
                                                   Net sales                                     equipment, net
                            ----------------------------------------------------------     -------------------------
                             January 1      October 15
                                 to             to          Year ended     Year ended         Year ended   Year ended
                             October 14,    December 31,    December 31,  December 31,        December 31, December 31,
                                1996           1996            1997           1998               1997         1998
                             ----------     -----------     -----------   -----------         -----------  -----------
United States.......         $217,636        $56,405         $297,688       $328,448            $50,651      $ 47,771
Other Americas......           47,473         13,436           71,403         74,951              3,317         1,511
                             --------        -------         --------       --------            -------      --------
Total Americas......          265,109         69,841          369,091        403,399             53,968        49,282
Germany.............          104,961         29,688          115,665        129,464             28,094        27,812
Switzerland.........           32,282          8,415           34,555         40,158            120,647       119,093
Other Europe........          186,823         58,598          245,945        260,660             15,957        17,265
                             --------        -------         --------       --------            -------      --------
Total Europe........          324,066         96,701          396,165        430,282            164,698       164,170
Rest of World.......           73,046         20,370          113,159        101,977             16,596        16,812
                             --------        -------         --------       --------            -------      --------
Totals..............         $662,221       $186,912         $878,415       $935,658           $235,262      $230,264
                             ========       ========         ========       ========           ========      ========


                   METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
                    (In thousands unless otherwise stated)


17.           QUARTERLY FINANCIAL DATA (UNAUDITED)

         Quarterly financial data for the years 1997 and 1998 are as follows:


                                             First         Second        Third         Fourth
                                            Quarter     Quarter(a)(b)   Quarter(c)   Quarter(b)
                                            -------     -------------   -----------  ----------
1997
 Net sales..........................        $197,402        $220,412     $215,929      $244,672
 Gross profit.......................          83,282          97,016       94,365       110,272
Net earnings (loss) before
   extraordinary items..............         (1,122)         (25,613)        (284)        3,110
 Extraordinary items (b)............              -           (9,552)           -       (31,645)
                                            -------          -------       ------        ------
 Net earnings (loss)................        $(1,122)        $(35,165)      $ (284)     $(28,535)
                                            =======          ========       ======     ========

 Basic earnings per common share:
   Earnings (loss) before
      extraordinary items...........         $(0.04)          $(0.84)      $(0.01)        $0.09
   Extraordinary items..............              -            (0.31)           -         (0.92)
                                            -------           ------       ------        ------
 Net loss...........................         $(0.04)          $(1.15)      $(0.01)       $(0.83)
                                             ======           =======      =======       ======


 Diluted earnings (loss) per common share:
   Earnings (loss) before
      extraordinary items ..........         $(0.04)           $(0.84)      $(0.01)       $0.09
   Extraordinary items..............              -             (0.31)           -        (0.88)
                                             -------           ------       ------        ------
   Net loss.........................         $(0.04)           $(1.15)      $(0.01)      $(0.79)
                                             =======           ======       ======       ======


 Market price per share: (d)
   High.............................             -                 -            -      $18 3/4
   Low..............................             -                 -            -      $14 1/16

 1998
 Net sales .........................       $215,655         $228,446     $225,646      $265,911
 Gross profit.......................         94,607          101,667       98,879       120,315
 Net earnings (loss)................       $  6,838         $ 11,397     $  2,530      $ 16,860
                                             ======          =======       ======       =======

Basic earnings per common share:              $0.18            $0.30        $0.07         $0.44
Diluted earnings per common share:            $0.17            $0.28        $0.06         $0.41

 Market price per share:
   High.............................        $22 3/8         $ 22 1/4    $22 11/16     $28 15/16
   Low..............................        $16 9/16        $ 18        $16 1/4       $16 3/4


(a) The financial data for the second quarter of 1997 includes charges in connection with the Safeline acquisition, as discussed in Note 3, for the sale of inventories revalued to fair value of $2.1 million and in-process research and development of $30.0 million.
(b) The second and fourth quarters of 1997 include extraordinary charges for prepayment premiums on the Company's senior subordinated notes and for the write-off of capitalized debt issuance fees as discussed in
         Note 9.
(c) The financial data for the third quarter of 1998 includes a charge of $10.0 million for in-process research and development in connection with the Bohdan acquisition.
(d) The Company's shares began trading on the New York Stock Exchange on November 14, 1997.



Schedule I

Independent Auditors' Report on Financial Statement Schedule

The Board of Directors and Shareholders
Mettler-Toledo International Inc.:

Under date of February 5, 1999, we reported on the consolidated balance sheets of Mettler-Toledo International Inc. and subsidiaries (as defined in Note 1 to the consolidated financial statements) as of December 31, 1997 and 1998, and the related consolidated statements of operations, net assets / shareholders' equity and cash flows for the period January 1, 1996 to October 14, 1996, the Predecessor period, for the period October 15, 1996 to December 31, 1996, and for the years ended December 31, 1997 and 1998, the Successor periods, included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included under Item 14 of the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG Fides Peat


Zurich, Switzerland
February 5, 1999



Schedule I- Valuation and Qualifying Accounts

-------------------------------- ---------------- ---------------------------------- ---------------- -----------------
           Column A                 Column B                  Column C                  Column D          Column E
-------------------------------- ---------------- ---------------------------------- ---------------- -----------------
                                                              Additions
                                                  ----------------------------------

                                                        (1)               (2)
                                   Balance at         Charged         Charged to
                                  the beginning     to costs and    other accounts    -Deductions-       Balance at
          Description               of period         expenses         describe         describe       end of period

-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------
                                                                                        Note (A)
Accounts Receivable-
     allowance for doubtful
     accounts:

     Year ended
       December 31, 1998              7,669            2,008               -                234             9,443

     Year ended
       December 31, 1997              8,388            1,516               -              2,235             7,669

     For the period
       October 15, 1996 to
       December 31, 1996              9,429               97               -              1,138             8,388


     For the period
       January 1, 1996
       to October 14, 1996            9,292              370               -                233             9,429


-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------


Note A
     Represents excess of uncollectable balances written off over recoveries of accounts previously written off. Additionally, amounts are net of foreign currency translation effect of $(375), $(159), $(552) and $239 for the period from January 1, 1996 to October 14, 1996, for the period from October 15, 1996 to December 31, 1996 and for the years ended December 31, 1997 and 1998, respectively.