Form 10-Q
period 1999-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 1999-05-07
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant has 38,400,363 shares of Common Stock outstanding at March 31, 1999.

                        METTLER-TOLEDO INTERNATIONAL INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page No.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of March 31, 1999               3
    and December 31, 1998

    Interim Consolidated Statements of Operations for the three            4
      months ended March 31, 1999 and 1998

    Interim Consolidated Statements of Shareholders' Equity                5
      for the three months ended March 31, 1999 and 1998

    Interim Consolidated Statements of Cash Flows for the three            6
      months ended March 31, 1999 and 1998

    Notes to the Interim Consolidated Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition      11
and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

Part II.  OTHER INFORMATION                                               18

Item 1.  Legal Proceedings                                                18

Item 2.  Changes in Security                                              18

Item 3.  Default upon Senior Securities                                   18

Item 4.  Submission of Matters to a Vote of Security Holders              18

Item 5.  Other Information                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 18

Signature                                                                 19

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        METTLER-TOLEDO INTERNATIONAL INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1999 and December 31, 1998
                      (In thousands, except per share data)


                                                    March 31,     December 31,
                                                       1999           1998
                                                       ----           ----
                                                   (unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents                        $16,293        $21,191
     Trade accounts receivable, net                   174,878        178,525
     Inventories, net                                 111,388        112,059
     Other current assets and prepaid expenses         28,062         46,455
                                                    ----------     ----------
         Total current assets                         330,621        358,230
Property, plant and equipment, net                    209,974        230,264
Excess of cost over net assets acquired, net          206,167        213,772
Other assets                                           18,655         18,175
                                                    ----------     ----------
         Total assets                                $765,417       $820,441
                                                    ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                           $47,403        $58,740
     Accrued and other liabilities                     99,924         91,049
     Accrued compensation and related items            35,625         45,906
     Taxes payable                                     33,498         51,302
     Short-term borrowings and current maturities
      of long-term debt                                46,680         46,432
                                                    ----------     ----------
         Total current liabilities                    263,130        293,429
Long-term debt                                        310,589        340,246
Non-current deferred taxes                             23,512         25,566
Other non-current liabilities                         100,107        103,201
                                                    ----------     ----------
         Total liabilities                            697,338        762,442

Minority interest                                       4,300          4,164

Shareholders' equity:
     Preferred stock, $0.01 par value per share;
      authorized   10,000,000 shares                        -              -
     Common stock, $0.01 par value per share;
      authorized      125,000,000 shares;
      issued 38,400,363 shares
      (excluding 64,467 shares held in treasury)          384            384
     Additional paid-in capital                       285,161        285,161
     Accumulated deficit                            (178,462)      (186,527)
     Accumulated other comprehensive loss            (43,304)       (45,183)
                                                    ----------     ----------
         Total shareholders' equity                    63,779         53,835

Commitments and contingencies
                                                    ----------     ----------
         Total liabilities and shareholders' equity  $765,417       $820,441
                                                    ==========     ==========


The accompanying notes are an integral part of these interim consolidated financial statements.

                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended March 31, 1999 and 1998
                      (In thousands, except per share data)


                                                    March 31,      March 31,
                                                     1999           1998
                                                     ----           ----
                                                   (unaudited)    (unaudited)

Net sales                                           $235,715       $215,655
Cost of sales                                        130,488        121,048
                                                   ----------     ----------
     Gross profit                                    105,227         94,607

Research and development                              12,755         10,795
Selling, general and administrative                   70,384         65,112
Amortization                                           2,535          1,818
Interest expense                                       5,576          5,879
Other charges, net                                       917            454
                                                   ----------     ----------
     Earnings before taxes and minority interest      13,060         10,549
Provision for taxes                                    4,860          3,692
Minority interest                                        135             19
                                                   ----------     ----------
     Net earnings                                    $ 8,065        $ 6,838
                                                   ==========     ==========

Basic earnings per common share:
     Net earnings                                      $0.21          $0.18
     Weighted average number of common shares     38,400,363     38,336,014

Diluted earnings per common share:
     Net earnings                                      $0.20          $0.17
     Weighted average number of common shares     41,082,017     40,600,109


The accompanying notes are an integral part of these interim consolidated financial statements.

                        METTLER-TOLEDO INTERNATIONAL INC.

             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three months ended March 31, 1999 and 1998
                      (In thousands, except per share data)


                                 Common Stock                              Accumulated
                                   All Classes       Additional              Other
                               ---------------------   Paid-in    Accum.  Comprehensive
                                Shares      Amount     Capital    Deficit      Loss       Total
                               ---------- ---------- ---------- ----------  ---------- -----------
Balance at December 31, 1998   38,400,363       $384   $285,161  $(186,527)   $(45,183)    $53,835
Comprehensive income:
    Net earnings                        -          -          -      8,065           -       8,065
    Change in currency
        translation adjustment          -          -          -          -       1,879       1,879
                                                                                        ----------
Comprehensive income                                                                         9,944
                               ---------- ---------- ---------- ----------  ----------  ----------
Balance at March 31, 1999      38,400,363       $384   $285,161  $(178,462)   $(43,304)    $63,779
                               ========== ========== ========== ==========  =========== ==========

Balance at December 31, 1997   38,336,014       $383   $284,630  $(224,152)   $(35,462)    $25,399
Comprehensive income:
    Net earnings                       -           -          -       6,838          -       6,838
    Change in currency
        translation adjustment         -           -          -           -      1,689       1,689
                                                                                        ----------
Comprehensive income                                                                         8,527
                               ---------- ---------- ---------- ----------  ----------  ----------
Balance at March 31, 1998      38,336,014       $383   $284,630  $(217,314)   $(33,773)    $33,926
                               ========== ========== ========== ==========  =========== ==========

The accompanying notes are an integral part of these interim consolidated financial statements.

                                      - 5 -

                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1999 and 1998
                                 (In thousands)


                                                     March 31,       March 31,
                                                       1999            1998
                                                       ----            ----
                                                    (unaudited)     (unaudited)

Cash flow from operating activities:
     Net earnings                                      $8,065          $6,838
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                   6,313           5,877
         Amortization                                   2,535           1,818
         Net gain on disposal of property,
           plant and equipment                         (3,293)         (2,142)
         Deferred taxes                                  (565)           (611)
         Minority interest                                135              19
     Increase (decrease) in cash resulting
      from changes in:
         Trade accounts receivable, net                (3,862)           (164)
         Inventories                                   (3,962)         (1,121)
         Other current assets                            (314)         (2,247)
         Trade accounts payable                        (9,972)         (6,729)
         Accruals and other liabilities, net            8,612          10,623
                                                    ----------      ----------
           Net cash provided by operating activities    3,692          12,161
                                                    ----------      ----------

Cash flows from investing activities:
     Proceeds from sale of property,
       plant and equipment                              9,176          12,183
     Purchase of property, plant and equipment         (5,090)         (7,417)
     Acquisitions                                        (516)         (2,573)
                                                    ----------      ----------
           Net cash provided by investing activities    3,570           2,193
                                                    ----------      ----------

Cash flows from financing activities:
     Proceeds from borrowings                           4,774           3,447
     Repayments of borrowings                         (16,485)        (19,922)
                                                    ----------      ----------
           Net cash used in financing activities      (11,711)        (16,475)
                                                    ----------      ----------

Effect of exchange rate changes on cash
  and cash equivalents                                   (449)           (142)
                                                    ----------      ----------

Net decrease in cash and cash equivalents              (4,898)         (2,263)

Cash and cash equivalents:
     Beginning of period                              $21,191         $23,566
                                                    ----------      ----------
     End of period                                    $16,293         $21,303
                                                    ==========      ==========


The accompanying notes are an integral part of these interim consolidated financial statements.

                        METTLER-TOLEDO INTERNATIONAL INC.
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands unless otherwise stated)

1.       BASIS OF PRESENTATION

         Mettler-Toledo International Inc. ("Mettler Toledo" or the "Company") is a global manufacturer and marketer of precision instruments, including weighing and certain analytical and measurement technologies, for use in laboratory, industrial and food retailing applications. The Company's primary manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China. The Company's principal executive offices are located in Greifensee, Switzerland.

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 should be read in conjunction with the December 31, 1998 and 1997 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

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

         Inventories consisted of the following at March 31, 1999 and December 31, 1998:

                                                  March 31,        December 31,
                                                   1999               1998
                                               -------------      -------------

              Raw materials and parts              $45,141            $48,718
              Work in progress                      34,466             32,416
              Finished goods                        31,912             30,956
                                               -------------     -------------
                                                   111,519            112,090
              LIFO reserve                           (131)               (31)
                                               -------------     -------------
                                                  $111,388           $112,059
                                               =============     =============

Earnings per Common Share

         As described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in accordance with the treasury stock method, the Company has included 2,681,654 and 2,264,095 equivalent shares relating to 4,871,842 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the three month periods ended March 31, 1999 and 1998, respectively.

                        METTLER-TOLEDO INTERNATIONAL INC.
                        NOTES TO THE INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS -
                        (Continued) (In thousands unless
                                otherwise stated)


3. OTHER CHARGES, NET

         Other charges, net consists primarily of foreign currency transactions, interest income, gains on asset sales and other charges.

         The Company incurred a charge of approximately $3.1 million during the three months ending March 31, 1999 in connection with the exit from its glass batching business, based in Belgium. This charge primarily comprises severance, the write-down of existing assets to their expected net realizable value and other costs of exiting this business. The Company expects to exit this business over the next year. This charge was offset by a gain of a similar amount in connection with an asset sale.


4.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western Europe Operations and Other. The following tables show the operations of the Company's operating segments:



                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 1999 to            U.S.         Europe      and Mfg.     Europe                  Corporate
        March 31, 1999           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $  79,698     $  46,182    $   5,453   $  55,647    $ 48,735   $     -       $ 235,715
Net sales to other segments.        39,881        13,312       36,329       5,554      25,818     (120,894)        -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 119,579     $  59,494    $  41,782   $  61,201    $ 74,553   $ (120,894)   $ 235,715
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $   6,985    $    4,696    $   5,540   $   4,431    $  5,666   $   (5,230)   $  22,088


                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 1998 to            U.S.         Europe      and Mfg.     Europe                  Corporate
        March 31, 1998           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------

Net sales to external
  customers.................     $  75,097     $  43,306    $   6,143   $  50,883    $ 40,226   $     -       $ 215,655
Net sales to other segments.         8,001        12,412       34,309       4,645      24,754      (84,121)        -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $  83,098     $  55,718    $  40,452   $  55,528    $ 64,980   $  (84,121)   $ 215,655
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $   3,156     $   4,863    $   8,221   $   4,094    $  6,081    $  (7,715)   $  18,700

(Footnotes on following page)


                        METTLER-TOLEDO INTERNATIONAL INC.
                        NOTES TO THE INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS -
                        (Continued) (In thousands unless
                                otherwise stated)



4      SEGMENT REPORTING (Continued)

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


       A reconciliation of adjusted operating income to earnings before taxes and minority interest follows:

                                              For the period   For the period
                                             January 1, 1999   January 1, 1998
                                                    to               to
                                              March 31, 1999   March 31, 1998
                                              --------------   --------------

Adjusted operating income..................       $22,088          $18,700
Amortization...............................         2,535            1,818
Interest expense...........................         5,576            5,879
Other charges, net.........................           917              454
                                                  -------          -------
Earnings before taxes and minority interest       $13,060          $10,549
                                                  =======          =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

         On February 2, 1999, we announced that we had entered into an agreement to acquire the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France. The agreement is subject to certain closing conditions. The acquisition is expected to close during our second quarter ended June 30, 1999.

         In February 1999, certain selling shareholders completed a secondary offering of a total of 6,099,250 shares of our common stock, including the underwriters' over-allotment options. No directors, executive officers or other employees sold shares, and we did not sell shares or receive proceeds in the offering. We incurred a charge of $0.8 million in connection with the offering during the first quarter of 1999.

Results of Operations

         Net sales were $235.7 million for the three months ended March 31, 1999 compared to $215.7 million for the corresponding period in the prior year. This represents an increase of 9%, reflecting an 8% increase in local currencies and the benefit of favorable exchange rates.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 6% in local currencies during the three months ended March 31, 1999 versus the corresponding period in the prior year. Net sales in local currencies during the three month period in the Americas increased 12% as compared to the corresponding period in 1998, principally due to organic growth in our business and the effect of businesses acquired in 1998. Net sales in local currencies during the three month period in Asia and other markets decreased 3% compared to the same period in the prior year. The results of our business in Asia and other markets during the three months ending March 31, 1999 primarily reflect the economic conditions in the region, particularly in Japan.

         Gross profit as a percentage of net sales increased to 44.6% for the three months ended March 31, 1999, compared to 43.9% for the corresponding period in the prior year.

         Research and development expenses as a percentage of net sales increased to 5.4% for the three months ended March 31, 1999, compared to 5.0% for the corresponding period in the prior year. This increase primarily reflects increased research and development activity connected with product introductions.

         Selling, general and administrative expenses as a percentage of net sales decreased to 29.9% for the three months ended March 31, 1999, compared to 30.2% for the corresponding period in the prior year.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and other charges, net) increased 18.1% to $22.1 million, or 9.4% of net sales, for the three months ended March 31, 1999, compared to $18.7 million, or 8.7% of net sales, for the corresponding period in the prior year. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $5.6 million for the three months ended March 31, 1999, compared to $5.9 million for the corresponding period in the prior year. The decrease was principally due to reduced debt levels.

         Other charges, net of $0.9 million for the three months ended March 31, 1999 compared to other charges, net of $0.5 million for the corresponding period in the prior year. The 1999 period included a gain on an asset sale of $3.1 million offset by a charge to exit our glass batching business based in Belgium. The 1999 amount also includes a one-time charge of $0.8 million relating to the secondary offering completed in February 1999.

         The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the three months ended March 31, 1999 was approximately 35% before the one-time costs relating to the secondary offering which are non-deductible.

         Net earnings before the one-time charge relating to the secondary offering were $8.9 million for the three months ended March 31, 1999, compared to net earnings of $6.8 million for the corresponding period of the prior year, an increase of 30%.

Liquidity and Capital Resources

         At March 31, 1999, our consolidated debt, net of cash, was $341.0 million. We had borrowings of $336.3 million under our credit agreement and $21.0 million under various other arrangements as of March 31, 1999. Of our credit agreement borrowings, approximately $170.7 million was borrowed as term loans scheduled to mature in 2004 and $165.6 million was borrowed under our multi-currency revolving credit facility. At March 31, 1999, we had $235.1 million of availability remaining under our revolving credit facility.

         At March 31, 1999, approximately $98.7 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $258.6 million at March 31, 1999. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

         Under the credit agreement, amounts outstanding under the term loans are payable in quarterly installments. In addition, the credit agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The credit agreement imposes certain restrictions on us and our subsidiaries, including restrictions and limitations on the ability to pay dividends to our shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. We must also comply with certain financial covenants. The credit agreement is secured by certain of our assets.

         Cash provided by operating activities totalled $3.7 million for the three months ended March 31, 1999. This amount reflects bonus payments to employees of $8.8 million that were historically paid in our second quarter. In the three months ended March 31, 1998, cash provided by operating activities totalled $12.2 million.

         We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness.

         We currently believe that cash flow from operating activities, together with borrowings available under the credit agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements as well as debt service requirements for at least the next several years, but there can be no assurance that this will be the case.

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

Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q includes forward-looking statements based on our current expectations and projections about future events, including: strategic plans; potential growth, including penetration of developed markets and opportunities in emerging markets; planned product introductions; planned operational changes; research and development efforts and expenditures; Year 2000 issues; Euro conversion issues; future financial performance, including expected capital expenditures; estimated proceeds from and the timing of asset sales; potential acquisitions; future cash sources and requirements; and potential cost savings from restructuring programs.

         These forward-looking statements are subject to a number of risks and uncertainties, certain of which are beyond our control, which could cause our actual results to differ materially from historical results or those anticipated. Certain of these risks and uncertainties have been identified in
Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 1998. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of March 31, 1999, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings   Not applicable

Item 2.  Changes in Securities   Not applicable

Item 3.  Defaults Upon Senior Securities   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting will be held on May 18, 1999.

Item 5.  Other information   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  27.      Financial Data Schedule - attached

         (b)      Reports on Form 8-K
                  Form 8-K, dated March 17, 1999, regarding change in the Company's certifying accountant.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            Mettler-Toledo International Inc.

Date: May 7, 1999                           By:  /s/ William P. Donnelly
                                                -------------------------

                                              William P. Donnelly
                                              Vice President and
                                              Chief Financial Officer