Form 10-Q
period 1999-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 1999-08-16
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant has  38,443,363 shares of Common Stock  outstanding at June 30,
1999.

                        METTLER-TOLEDO INTERNATIONAL INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page No.
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of June 30, 1999                   3
    and December 31, 1998

    Interim Consolidated Statements of Operations for the six                 4
      months ended June 30, 1999 and 1998

    Interim Consolidated Statements of Operations for the three               5
      months ended June 30, 1999 and 1998

    Interim Consolidated Statements of Shareholders' Equity                   6
      for the six months ended June 30, 1999 and 1998

    Interim Consolidated Statements of Cash Flows for the six                 7
      months ended June 30, 1999 and 1998

    Notes to the Interim Consolidated Financial Statements                    8

Item 2.  Management's Discussion and Analysis of Financial Condition         12
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Part II.  OTHER INFORMATION                                                  20

Item 1.  Legal Proceedings                                                   20

Item 2.  Changes in Security                                                 20

Item 3.  Default upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signature                                                                    21

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        METTLER-TOLEDO INTERNATIONAL INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                    As of June 30, 1999 and December 31, 1998
                      (In thousands, except per share data)


                                                                                      June 30,    December 31,
                                                                                        1999          1998
                                                                                        ----          ----
                                                                                    (unaudited)

                                      ASSETS
Current assets:
     Cash and cash equivalents                                                         $13,403        $21,191
     Trade accounts receivable, net                                                    189,120        178,525
     Inventories, net                                                                  121,711        112,059
     Other current assets and prepaid expenses                                          43,351         46,455
                                                                                     ---------      ---------
         Total current assets                                                          367,585        358,230
Property, plant and equipment, net                                                     206,339        230,264
Excess of cost over net assets acquired, net                                           211,803        213,772
Other assets                                                                            21,165         18,175
                                                                                     ---------      ---------
         Total assets                                                                 $806,892       $820,441
                                                                                     =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                            $54,150        $58,740
     Accrued and other liabilities                                                     110,281         91,049
     Accrued compensation and related items                                             43,695         45,906
     Taxes payable                                                                      38,266         51,302
     Short-term borrowings and current maturities of long-term debt                     48,051         46,432
                                                                                     ---------      ---------
         Total current liabilities                                                     294,443        293,429
Long-term debt                                                                         303,435        340,246
Non-current deferred taxes                                                              22,669         25,566
Other non-current liabilities                                                          102,316        103,201
                                                                                     ---------      ---------
         Total liabilities                                                             722,863        762,442

Minority interest                                                                        4,404          4,164

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized 10,000,000 shares              -              -
     Common stock, $0.01 par value per share; authorized 125,000,000 shares;
         issued 38,443,363 shares at June 30, 1999 and 38,400,363 shares at
         December 31, 1998 (excluding 64,467 shares held in treasury)                      384            384
     Additional paid-in capital                                                        285,661        285,161
     Accumulated deficit                                                             (164,995)      (186,527)
     Accumulated other comprehensive loss                                             (41,425)       (45,183)
                                                                                     ---------      ---------
         Total shareholders' equity                                                     79,625         53,835
Commitments and contingencies
                                                                                     ---------      ---------
         Total liabilities and shareholders' equity                                   $806,892       $820,441
                                                                                     =========      =========


     The accompanying  notes are an integral part of these interim  consolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six months ended June 30, 1999 and 1998
                      (In thousands, except per share data)



                                                                                    June 30,       June 30,
                                                                                     1999           1998
                                                                                     ----           ----
                                                                                  (unaudited)    (unaudited)
Net sales                                                                           $493,180       $444,101
Cost of sales                                                                        274,198        247,827
                                                                                   ---------      ---------
     Gross profit                                                                    218,982        196,274

Research and development                                                              26,322         22,015
Selling, general and administrative                                                  141,322        129,543
Amortization                                                                           4,969          3,619
Interest expense                                                                      10,988         11,783
Other charges, net                                                                       507            770
                                                                                   ---------      ---------
     Earnings before taxes and minority interest                                      34,874         28,544
Provision for taxes                                                                   12,845         10,218
Minority interest                                                                        497             91
                                                                                   ---------      ---------
     Net earnings                                                                    $21,532        $18,235
                                                                                   =========      =========

Basic earnings per common share:
     Net earnings                                                                      $0.56          $0.48
     Weighted average number of common shares                                     38,421,863     38,336,014

Diluted earnings per common share:
     Net earnings                                                                      $0.52          $0.45
     Weighted average number of common shares                                     41,108,277     40,620,312


     The accompanying  notes are an integral part of these interim  consolidated financial statements.




                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 1999 and 1998
                      (In thousands, except per share data)

                                                                                    June 30,       June 30,
                                                                                     1999           1998
                                                                                     ----           ----
                                                                                  (unaudited)    (unaudited)
Net sales                                                                           $257,465       $228,446
Cost of sales                                                                        143,710        126,779
                                                                                   ---------      ---------
     Gross profit                                                                    113,755        101,667

Research and development                                                              13,567         11,220
Selling, general and administrative                                                   70,938         64,431
Amortization                                                                           2,434          1,801
Interest expense                                                                       5,412          5,904
Other charges, net                                                                     (410)            316
                                                                                   ---------      ---------
     Earnings before taxes and minority interest                                      21,814         17,995
Provision for taxes                                                                    7,985          6,526
Minority interest                                                                        362             72
                                                                                   ---------      ---------
     Net earnings                                                                    $13,467        $11,397
                                                                                   =========      =========

Basic earnings per common share:
     Net earnings                                                                      $0.35          $0.30
     Weighted average number of common shares                                     38,443,363     38,336,014

Diluted earnings per common share:
     Net earnings                                                                      $0.33          $0.28
     Weighted average number of common shares                                     41,134,537     40,640,516


     The accompanying  notes are an integral part of these interim  consolidated financial statements.



                        METTLER-TOLEDO INTERNATIONAL INC.

             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Six months ended June 30, 1999 and 1998
                      (In thousands, except per share data)
                                   (unaudited)

                                  Common Stock                            Accumulated
                                   All Classes       Additional              Other
                               ---------------------   Paid-in    Accum.  Comprehensive
                                Shares      Amount     Capital    Deficit      Loss       Total
                               ---------- ---------- ---------- ----------  ---------- -----------
Balance at December 31, 1998   38,400,363       $384   $285,161  $(186,527)   $(45,183)    $53,835
Exercise of stock options          43,000          -        500          -           -         500
Comprehensive income:
    Net earnings                        -          -          -     21,532           -      21,532
    Change in currency
        translation adjustment          -          -          -          -       3,758       3,758
                                                                                        ----------
Comprehensive income                                                                        25,290
                               ---------- ---------- ---------- ----------  ----------  ----------
Balance at June 30, 1999       38,443,363       $384   $285,661  $(164,995)   $(41,425)    $79,625
                               ========== ========== ========== ==========  =========== ==========

Balance at December 31, 1997   38,336,014       $383   $284,630  $(224,152)   $(35,462)    $25,399
Comprehensive income:
    Net earnings                       -           -          -      18,235          -      18,235
    Change in currency
        translation adjustment         -           -          -           -      3,637       3,637
                                                                                        ----------
Comprehensive income                                                                        21,872
                               ---------- ---------- ---------- ----------  ----------  ----------
Balance at June 30, 1998       38,336,014       $383   $284,630  $(205,917)   $(31,825)    $47,271
                               ========== ========== ========== ==========  =========== ==========


    The accompanying notes are an integral part of these interim consolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1999 and 1998
                                 (In thousands)

                                                                                  June 30,        June 30,
                                                                                    1999            1998
                                                                                    ----            ----
                                                                                 (unaudited)     (unaudited)
Cash flow from operating activities:
     Net earnings                                                                  $21,532         $18,235
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                               12,759          11,765
         Amortization                                                                4,969           3,619
         Revaluation of acquired inventory                                             998               -
         Net gain on disposal of property, plant and equipment                     (3,435)         (1,905)
         Deferred taxes                                                              (940)         (1,179)
         Minority interest                                                             497              91
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                            (7,937)        (10,343)
         Inventories                                                               (5,680)         (2,148)
         Other current assets                                                          255           3,455
         Trade accounts payable                                                    (7,520)         (5,106)
         Accruals and other liabilities, net                                         7,650           5,356
                                                                                 ---------       ---------
           Net cash provided by operating activities                                23,148          21,840
                                                                                 ---------       ---------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                             9,529          12,863
     Purchase of property, plant and equipment                                    (11,880)        (12,686)
     Acquisitions                                                                 (18,468)         (3,902)
     Other investing activities                                                          -           (885)
                                                                                 ---------       ---------
           Net cash used in investing activities                                  (20,819)         (4,610)
                                                                                 ---------       ---------

Cash flows from financing activities:
     Proceeds from borrowings                                                        7,441           5,896
     Repayments of borrowings                                                     (17,613)        (31,860)
     New issuance of shares                                                            500               -
                                                                                 ---------       ---------
           Net cash used in financing activities                                   (9,672)        (25,964)
                                                                                 ---------       ---------

Effect of exchange rate changes on cash and cash equivalents                         (445)           (298)
                                                                                 ---------       ---------

Net decrease in cash and cash equivalents                                          (7,788)         (9,032)

Cash and cash equivalents:
     Beginning of period                                                           $21,191         $23,566
                                                                                 ---------       ---------
     End of period                                                                 $13,403         $14,534
                                                                                 =========       =========


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

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 1999 and for the six and three month periods ended June 30, 1999 and 1998 should be read in conjunction with the December 31, 1998 and 1997 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the six and three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

                        METTLER-TOLEDO INTERNATIONAL INC.
                        NOTES TO THE INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS -
                        (Continued) (In thousands unless
                                otherwise stated)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Inventories consisted of the following at June 30, 1999 and December 31, 1998:

                                                  June 30,         December 31,
                                                    1999               1998
                                                -----------       ------------

              Raw materials and parts               $49,817            $48,718
              Work in progress                       35,273             32,416
              Finished goods                         36,851             30,956
                                                -----------       ------------
                                                    121,941            112,090
              LIFO reserve                            (230)               (31)
                                                -----------       ------------
                                                   $121,711           $112,059
                                                ===========       ============


Earnings per Common Share

         As described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 4,787,337 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the six and three month periods ended June 30, 1999 and 1998, respectively.



                                                  June 30,           June 30,
                                                    1999               1998
                                                -----------       -----------


              Three months ended                  2,691,174         2,304,502
              Six months ended                    2,686,414         2,284,298


3.       BUSINESS COMBINATIONS

         During the three months ended June 30, 1999 the Company spent approximately $18.5 million on acquisitions, including the net assets of the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France. The Company accounted for the acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. In this respect the Company allocated $1.0 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the three months ending June 30, 1999.

                        METTLER-TOLEDO INTERNATIONAL INC.
                        NOTES TO THE INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS -
                        (Continued) (In thousands unless
                                otherwise stated)


4.       OTHER CHARGES, NET

         Other charges, net consists primarily of foreign currency transactions, interest income, gains on asset sales and other charges.

         The Company incurred a charge of approximately $3.1 million during the six months ending June 30, 1999 in connection with the exit from its glass batching business, based in Belgium. This charge primarily comprises severance, the write-down of existing assets to their expected net realizable value and other costs of exiting this business. The Company expects to exit this business over the next year. This charge was offset by a gain of a similar amount in connection with an asset sale.


5.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western Europe Operations and Other. The following tables show the operations of the Company's operating segments:



                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 1999 to            U.S.         Europe      and Mfg.     Europe                  Corporate
         June 30, 1999           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $ 166,598     $  89,711    $  10,879   $ 120,453    $105,539   $     -       $ 493,180
Net sales to other segments.        86,224        27,577       72,387      10,562      52,274     (249,024)        -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 252,822     $ 117,288    $  83,266   $ 131,015    $157,813   $ (249,024)   $ 493,180
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $  18,514    $   10,032    $  11,697   $   9,967    $ 10,855   $   (8,729)   $  52,336


                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 1998 to            U.S.         Europe      and Mfg.     Europe                  Corporate
         June 30, 1998           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------

Net sales to external
  customers.................     $ 157,893     $  86,720    $  11,489   $ 105,937    $ 82,062   $     -       $ 444,101
Net sales to other segments.        17,386        27,107       68,067       9,721      49,619     (171,900)        -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 175,279     $ 113,827    $  79,556   $ 115,658    $131,681   $ (171,900)   $ 444,101
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $  11,183     $   9,621    $  15,288   $   8,555    $ 10,876    $ (10,807)   $  44,716

(Footnotes on following page)

                                     - 10 -

                        METTLER-TOLEDO INTERNATIONAL INC.
                        NOTES TO THE INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS -
                                   (Continued)
                     (In thousands unless otherwise stated)



5.     SEGMENT REPORTING (Continued)

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


       A reconciliation of adjusted operating income to earnings before taxes and minority interest follows:

                                             For the period   For the period
                                             January 1, 1999   January 1, 1998
                                                    to               to
                                              June 30, 1999    June 30, 1998
                                              --------------   --------------

Adjusted operating income..................       $52,336          $44,716
Amortization...............................         4,969            3,619
Interest expense...........................        10,988           11,783
Revaluation of acquired inventory..........           998 (a)            -
Other charges, net.........................           507              770
                                                  -------          -------
Earnings before taxes and minority interest       $34,874          $28,544
                                                  =======          =======

(a) Represents a charge for the excess of fair value over historical cost for inventories acquired in certain acquisitions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the six and three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

         In May 1999, we completed the acquisition of the Testut-Lutrana  group,
a  leading   manufacturer   and  marketer  of  industrial  and  retail  weighing
instruments in France.

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

Results of Operations

         Net sales were $493.2 million and $257.5 million for the six and three month periods ended June 30, 1999 compared to $444.1 million and $228.4 million for the corresponding periods in the prior year. This reflected increases of 11% and 14% in local currency for the six and three month periods, respectively. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies in the second quarter. Net sales in U.S. dollars during the six and three month periods increased 11% and 13%, respectively.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 11% and 15% in local currencies during the six and three month periods ended June 30, 1999 versus the corresponding periods in the prior year. The increase during the three month period largely reflects the effect of Testut-Lutrana, as well as organic growth in our business. Net sales in local currencies during the six and three month periods in the Americas increased 12% and 13% as compared to the corresponding periods in 1998, principally due to organic growth in our business as well as the effect of businesses acquired in 1998. Net sales in local currencies during the six and three month periods in Asia and other markets increased 7% and 16% compared to the same periods in the prior year. The results of our business in Asia and other markets during the six and three month periods ending June 30, 1999 primarily reflect improved economic conditions throughout the region.

         The operating results for Testut-Lutrana (which were included in our results from the beginning of May 1999) would have had the effect of increasing our net sales by an additional $10.3 million in 1998, if included during the comparable two month period.

         Gross profit as a percentage of net sales increased to 44.6% for the six and three months ended June 30, 1999, compared to 44.2% and 44.5% for the corresponding periods in the prior year before $1.0 million of non-recurring acquisition costs, respectively.

         Research and development expenses as a percentage of net sales increased to 5.3% for the six and three month periods ended June 30, 1999, compared to 5.0% and 4.9% for the corresponding periods in the prior year. This increase primarily reflects increased research and development activity connected with product introductions.

         Selling, general and administrative expenses as a percentage of net sales decreased to 28.7% for the six months ended June 30, 1999, compared to 29.2% for the corresponding period in the prior year. Selling, general and administrative expenses as a percentage of net sales decreased to 27.6% for the three months ended June 30, 1999, compared to 28.2% for the three months ended June 30, 1998.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and other charges, net) increased 17.0% to $52.3 million, or 10.6% of net sales, for the six months ended June 30, 1999, compared to $44.7 million, or 10.1% of net sales, for the corresponding period in the prior year. Adjusted Operating Income was $30.2 million, or 11.7% of net sales, for the three months ended June 30, 1999, compared to $26.0 million, or 11.4% of net sales for the three months ended June 30, 1998, an increase of 16.2%. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $11.0 million and $5.4 million for the six and three month periods ended June 30, 1999, compared to $11.8 million and $5.9 million for the corresponding periods in the prior year. The decrease was principally due to reduced debt levels.

         Other charges (income), net of $0.5 million and $(0.4) million for the six and three month periods ended June 30, 1999 compared to other charges, net of $0.8 million and $0.3 million for the corresponding periods in the prior year, respectively. The 1999 amounts included a gain on an asset sale of $3.1 million offset by a charge to exit our glass batching business based in Belgium. The 1999 amounts also include a one-time charge of $0.8 million relating to the secondary offering completed in February 1999. The 1998 amounts include a one-time charge of $0.7 million relating to the secondary offering completed in July 1998.

         The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the six and three month periods ended June 30, 1999 was approximately 35% before the one-time costs relating to the secondary offering and the non-recurring acquisition related charge.

         Net earnings before the one-time charge relating to the secondary offering and the non-recurring acquisition related charge were $23.4 million and $14.5 million for the six and three month periods ended June 30, 1999, compared to net earnings of $18.9 million and $12.0 million for the corresponding periods of the prior year.

Liquidity and Capital Resources

         At June 30, 1999, our consolidated debt, net of cash, was $338.1 million. We had borrowings of $329.4 million under our credit agreement and $22.1 million under various other arrangements as of June 30, 1999. Of our credit agreement borrowings, approximately $163.6 million was borrowed as term loans scheduled to mature in 2004 and $165.8 million was borrowed under our multi-currency revolving credit facility. At June 30, 1999, we had $235.5 million of availability remaining under our revolving credit facility.

         At June 30, 1999, approximately $149.2 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $202.3 million at June 30, 1999. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

         Cash provided by operating activities totalled $23.1 million for the six months ended June 30, 1999. In the six months ended June 30, 1998, cash provided by operating activities totalled $21.8 million. The increase resulted principally from improved Adjusted Operating Income and lower taxes paid.

         During the six months ended June 30, 1999 we spent approximately $18.5 million on acquisitions, including Testut-Lutrana. These purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness.

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

         As part of our efforts to reduce costs, we evaluate from time to time the cost effectiveness of our global manufacturing strategy. Over the next few years we intend to continue to develop China as a low cost manufacturing resource and to seek other manufacturing cost saving opportunities. Our evaluation may result in the consolidation of production lines and the transfer of production lines to China. A consolidation or transfer of production lines may result in future restructuring charges. We believe that the future cash benefits of these potential programs will exceed any future restructuring costs, although the restructuring cash flows will precede the cash flow benefits. The specifics of these potential programs, including timing, cost and potential savings, have not been determined.

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

         Pursuant to our readiness programs, all major categories of information technology systems and non-information technology systems (e.g., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans have been developed for the required systems modifications or replacements. With respect to our information technology systems, we have completed the entire assessment phase and most of the remediation phase. The remediation phase has been completed for most major facilities with the exception of facilities in Germany. With respect to our non-information technology systems, we have completed the assessment phase and nearly all of the remediation phase. Selected areas, both internal and external, will be tested to assure the integrity of our remediation programs. The testing is expected to be completed by September 1999. We plan to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by September 1999.

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

         We have recognized the introduction of the Euro as a significant event with potential implications for existing operations. Currently, we operate in all of the participating countries in the EMU. Nonparticipating European Union countries where we also have operations may eventually join the EMU.

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

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not determined the effect of the adoption of this statement.

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

Item 2.  Changes in Security   Not applicable

Item 3.  Defaults Upon Senior Securities   Not applicable

Item 4.  Submission of Matters to a Vote of Security  Holders

         The Mettler-Toledo International Inc. annual meeting of stockholders was held on May 18, 1999, at which the following matters were submitted to a vote of security holders: the election of directors of the Company as previously reported to the Commission and the election of auditors for the Company.

         As of March 19, 1999, the record date for said meeting, there were 38,400,363 shares of Mettler-Toledo International Inc. common stock entitled to vote at the meeting. At such meeting, the holders of 28,989,496 shares were represented in person or by proxy, constituting a quorum. At such meeting, the vote with respect to the matters proposed to the stockholders was as follows:

         Matter                           For                Withheld or Against

         Election of Directors
              For All Nominees         28,883,255                   106,241

         Election of Auditors          28,982,030                     7,466



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


                                               Mettler-Toledo International Inc.

Date: August 16, 1999                            By:  /s/  William P. Donnelly
                                                      ------------------------

                                                      William P. Donnelly
                                                      Vice President and
                                                      Chief Financial Officer