Form 10-Q
period 1999-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 1999-11-15
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant had 38,553,843 shares of Common Stock outstanding at September 30, 1999.

                        METTLER-TOLEDO INTERNATIONAL INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                       Page No.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of September 30, 1999             3
    and December 31, 1998

    Interim Consolidated Statements of Operations for the nine               4
      months ended September 30, 1999 and 1998

    Interim Consolidated Statements of Operations for the three              5
      months ended September 30, 1999 and 1998

    Interim Consolidated Statements of Shareholders' Equity                  6
      for the nine months ended September 30, 1999 and 1998

    Interim Consolidated Statements of Cash Flows for the nine               7
      months ended September 30, 1999 and 1998

    Notes to the Interim Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial Condition         12
and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Part II.  OTHER INFORMATION                                                  20

Item 1.  Legal Proceedings                                                   20

Item 2.  Changes in Security                                                 20

Item 3.  Default upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 5.  Other Information                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signature                                                                    21

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        METTLER-TOLEDO INTERNATIONAL INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                 As of September 30, 1999 and December 31, 1998
                      (In thousands, except per share data)

                                                                                   September 30,  December 31,
                                                                                        1999          1998
                                                                                        ----          ----
                                                                                    (unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                         $14,901        $21,191
     Trade accounts receivable, net                                                    190,667        178,525
     Inventories, net                                                                  120,737        112,059
     Other current assets and prepaid expenses                                          42,610         46,455
                                                                                     ----------     ----------
         Total current assets                                                          368,915        358,230
Property, plant and equipment, net                                                     204,500        230,264
Excess of cost over net assets acquired, net                                           214,793        213,772
Other assets                                                                            22,592         18,175
                                                                                     ----------     ----------
         Total assets                                                                 $810,800       $820,441
                                                                                     ==========     ==========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                            $58,978        $58,740
     Accrued and other liabilities                                                     103,936         91,049
     Accrued compensation and related items                                             51,094         45,906
     Taxes payable                                                                      38,477         51,302
     Short-term borrowings and current maturities of long-term debt                     47,199         46,432
                                                                                     ----------     ----------
         Total current liabilities                                                     299,684        293,429
Long-term debt                                                                         284,324        340,246
Non-current deferred taxes                                                              22,753         25,566
Other non-current liabilities                                                          108,866        103,201
                                                                                     ----------     ----------
         Total liabilities                                                             715,627        762,442

Minority interest                                                                            -          4,164

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized 10,000,000 shares              -              -
     Common stock, $0.01 par value per share; authorized 125,000,000 shares;
         issued 38,553,843 shares at September 30, 1999 and 38,400,363 shares at
         December 31, 1998 (excluding 64,467 shares held in treasury)                      386            384
     Additional paid-in capital                                                        286,537        285,161
     Accumulated deficit                                                             (151,337)      (186,527)
     Accumulated other comprehensive loss                                             (40,413)       (45,183)
                                                                                     ----------     ----------
         Total shareholders' equity                                                     95,173         53,835
Commitments and contingencies
                                                                                     ----------     ----------
         Total liabilities and shareholders' equity                                   $810,800       $820,441
                                                                                     ==========     ==========


                    The accompanying notes are an integral part of these interim consolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine months ended September 30, 1999 and 1998
                      (In thousands, except per share data)

                                                                                 September 30, September 30,
                                                                                     1999           1998
                                                                                     ----           ----
                                                                                   (unaudited)    (unaudited)
Net sales                                                                           $761,186       $669,747
Cost of sales                                                                        422,476        374,594
                                                                                   ----------     ----------
     Gross profit                                                                    338,710        295,153

Research and development                                                              40,235         33,551
Selling, general and administrative                                                  216,818        192,844
Amortization                                                                           7,635          5,473
Purchased research and development                                                         -          9,976
Interest expense                                                                      16,567         17,153
Other charges, net                                                                     1,638          1,606
                                                                                   ----------     ----------
     Earnings before taxes and minority interest                                      55,817         34,550
Provision for taxes                                                                   20,174         13,552
Minority interest                                                                        453            233
                                                                                   ----------     ----------
     Net earnings                                                                    $35,190        $20,765
                                                                                   ==========     ==========

Basic earnings per common share:
     Net earnings                                                                      $0.91          $0.54
     Weighted average number of common shares                                     38,465,856     38,342,651

Diluted earnings per common share:
     Net earnings                                                                      $0.85          $0.51
     Weighted average number of common shares                                     41,175,684     40,619,050


                    The accompanying notes are an integral part of these interim consolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1999 and 1998
                      (In thousands, except per share data)

                                                                                 September 30,  September 30,
                                                                                     1999           1998
                                                                                     ----           ----
                                                                                   (unaudited)    (unaudited)
Net sales                                                                           $268,006       $225,646
Cost of sales                                                                        148,278        126,767
                                                                                   ----------     ----------
     Gross profit                                                                    119,728         98,879

Research and development                                                              13,913         11,536
Selling, general and administrative                                                   75,496         63,301
Amortization                                                                           2,666          1,854
Purchased research and development                                                         -          9,976
Interest expense                                                                       5,579          5,370
Other charges, net                                                                     1,131            836
                                                                                   ----------     ----------
     Earnings before taxes and minority interest                                      20,943          6,006
Provision for taxes                                                                    7,329          3,334
Minority interest                                                                       (44)            142
                                                                                   ----------     ----------
     Net earnings                                                                    $13,658        $ 2,530
                                                                                   ==========     ==========

Basic earnings per common share:
     Net earnings                                                                      $0.35          $0.07
     Weighted average number of common shares                                     38,553,843     38,355,926

Diluted earnings per common share:
     Net earnings                                                                      $0.33          $0.06
     Weighted average number of common shares                                     41,310,499     40,616,526


                    The accompanying notes are an integral part of these interim consolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.

             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Nine months ended September 30, 1999 and 1998
                      (In thousands, except per share data)
                                   (unaudited)

                                        Common Stock                                            Accumulated
                                         All Classes             Additional                         Other
                               --------------------------------   Paid-in      Accumulated      Comprehensive
                                   Shares         Amount          Capital        Deficit            Loss           Total
                                   ------         ------          -------        -------            ----           -----
Balance at December 31, 1998     38,400,363         $384         $285,161       $(186,527)        $(45,183)       $53,835
Exercise of stock options           153,480            2            1,376               -                 -         1,378
Comprehensive income:
    Net earnings                          -            -                -          35,190                 -        35,190
    Change in currency
        translation adjustment            -            -                -               -             4,770         4,770
                                                                                                                 ----------
Comprehensive income                                                                                               39,960
                               ------------     ----------      -----------     -----------     ------------     ----------
Balance at September 30, 1999    38,553,843         $386         $286,537       $(151,337)        $(40,413)       $95,173
                               ============     ==========      ===========     ===========     ============     ==========

Balance at December 31, 1997     38,336,014         $383         $284,630       $(224,152)        $(35,462)       $25,399
Exercise of stock options            19,912            1              157                                             158
Comprehensive income:
    Net earnings                          -            -                -          20,765                 -        20,765
    Change in currency
        translation adjustment            -            -                -               -           (3,418)       (3,418)
                                                                                                                 ----------
Comprehensive income                                                                                               17,347
                               ------------     ----------      -----------     -----------     ------------     ----------
Balance at September 30, 1998    38,355,926         $384         $284,787       $(203,387)        $(38,880)        $42,904
                               ============     ==========      ===========     ===========     ============     ==========


                    The accompanying notes are an integral part of these interim consolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1999 and 1998
                                 (In thousands)

                                                                              September 30,   September 30,
                                                                                   1999            1998
                                                                                   ----            ----
                                                                               (unaudited)     (unaudited)

Cash flow from operating activities:
     Net earnings                                                                  $35,190         $20,765
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                               18,900          18,022
         Amortization                                                                7,635           5,473
         Revaluation of acquired inventory and purchased
           research and development                                                    998           9,976
         Net gain on disposal of property, plant and equipment                     (3,355)         (2,495)
         Deferred taxes                                                               (33)           (883)
         Minority interest                                                             453             233
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                            (3,830)         (5,681)
         Inventories                                                               (3,808)         (4,170)
         Other current assets                                                        2,499           3,040
         Trade accounts payable                                                    (6,667)         (3,468)
         Accruals and other liabilities, net                                         3,140         (2,272)
                                                                                 ----------      ----------
           Net cash provided by operating activities                                51,122          38,540
                                                                                 ----------      ----------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                             9,673          15,938
     Purchase of property, plant and equipment                                    (16,837)        (17,348)
     Acquisitions                                                                 (18,468)        (14,945)
     Other investing activities                                                          -           (885)
                                                                                 ----------      ----------
           Net cash used in investing activities                                  (25,632)        (17,240)
                                                                                 ----------      ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                       12,937          20,035
     Repayments of borrowings                                                     (45,755)        (49,513)
     New issuance of shares                                                          1,378             158
                                                                                 ----------      ----------
           Net cash used in financing activities                                  (31,440)        (29,320)
                                                                                 ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                         (340)              58
                                                                                 ----------      ----------

Net decrease in cash and cash equivalents                                          (6,290)         (7,962)

Cash and cash equivalents:
     Beginning of period                                                           $21,191         $23,566
                                                                                 ----------      ----------
     End of period                                                                 $14,901         $15,604
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

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 1999 and for the nine and three month periods ended September 30, 1999 and 1998 should be read in conjunction with the December 31, 1998 and 1997 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine and three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

                        METTLER-TOLEDO INTERNATIONAL INC.
                        NOTES TO THE INTERIM CONSOLIDATED
                             FINANCIAL STATEMENTS -
                        (Continued) (In thousands unless
                                otherwise stated)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Inventories consisted of the following at September 30, 1999 and December 31, 1998:

                                             September 30,       December 31,
                                                  1999               1998
                                             ---------------    ---------------

              Raw materials and parts              $49,406             $48,718
              Work in progress                      34,231              32,416
              Finished goods                        37,331              30,956
                                             ---------------    ---------------
                                                   120,968             112,090
              LIFO reserve                           (231)                (31)
                                             ---------------    ---------------
                                                  $120,737            $112,059
                                             ===============    ===============


Earnings per Common Share

         As described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 4,676,857 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the nine and three month periods ended September 30, 1999 and 1998, respectively.



                                              September 30,       September 30,
                                                   1999                1998
                                             ---------------    ---------------

              Nine months ended                  2,709,828           2,276,399
              Three months ended                 2,756,656           2,260,600


3.       BUSINESS COMBINATIONS

         During the nine months ended September 30, 1999 the Company spent approximately $18.5 million on acquisitions, including the net assets of the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France. The Company accounted for the acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. In this respect the Company allocated $1.0 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the three months ending June 30, 1999.

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

         The Company incurred losses of approximately $4.1 million during the nine months ending September 30, 1999, of which $1.0 million was recorded in the third quarter of 1999, in connection with the exit from its glass batching business, based in Belgium. This amount primarily comprises severance and other costs of exiting this business. The Company expects to complete the exit of this business by the end of 1999. These losses were offset by a gain of $3.1 million recorded in the first quarter of 1999 in connection with an asset sale.


5.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments:



                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 1999 to            U.S.        European      and Mfg.   European                 Corporate
      September 30, 1999         Operations    Operations   Operations  Operations   Other (a)       (b)        Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------

Net sales to external
customers...................      $257,645      $135,066     $16,920     $185,636     $165,919   $        0   $761,186
Net sales to other segments.       131,710        41,576     109,389       14,833       79,901    (377,409)          0
                                 ----------    ----------   ---------   ----------   ----------  -----------  ---------
Total net sales.............      $389,355      $176,642    $126,309     $200,469     $245,820   $(377,409)   $761,186
                                 ==========    ==========   =========   ==========   ==========  ===========  =========

Adjusted operating income...      $ 28,093      $ 15,579    $ 20,676     $ 14,655     $ 18,161   $ (14,509)   $ 82,655


                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 1998 to            U.S.        European      and Mfg.   European                 Corporate
      September 30, 1998         Operations    Operations   Operations  Operations   Other (a)       (b)        Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------

Net sales to external
customers...................      $238,740      $129,782    $ 17,354     $158,122     $125,749   $        0   $669,747
Net sales to other segments.        28,216        41,527     103,595       16,105       74,938    (264,381)          0
                                 ----------    ----------   ---------   ----------   ----------  -----------  ---------
Total net sales.............      $266,956      $171,309    $120,949     $174,227     $200,687   $(264,381)   $669,747
                                 ==========    ==========   =========   ==========   ==========  ===========  =========

Adjusted operating income...      $ 18,023      $ 14,568    $ 21,763     $ 12,263     $ 16,487   $ (14,346)   $ 68,758

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


       A reconciliation of adjusted operating income to earnings before taxes and minority interest follows:

                                            For the period    For the period
                                            January 1, 1999   January 1, 1998
                                                  to                 to
                                          September 30, 1999  September 30, 1998
                                          ------------------  ------------------

Adjusted operating income..................    $ 82,655           $ 68,758
Amortization...............................       7,635              5,473
Interest expense...........................      16,567             17,153
Revaluation of acquired inventory..........         998(a)               -
Purchased research and development.........           -              9,976
Other charges, net.........................       1,638              1,606
                                               --------           --------
Earnings before taxes and minority interest    $ 55,817           $ 34,550
                                                ========           ========

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

General

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the nine and three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

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

Results of Operations

         Net sales were $761.2 million and $268.0 million for the nine and three month periods ended September 30, 1999 compared to $669.7 million and $225.6 million for the corresponding periods in the prior year. This reflected increases of 14% and 21% in local currency for the nine and three month periods, respectively. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies in the third quarter. Net sales in U.S. dollars during the nine and three month periods increased 14% and 19%, respectively.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 14% and 21% in local currencies during the nine and three month periods ended September 30, 1999 versus the corresponding periods in the prior year. The increase largely reflects the effect of Testut-Lutrana, as well as organic growth in our business. Net sales in local currencies during the nine and three month periods in the Americas increased 14% and 16% as compared to the corresponding periods in 1998, principally due to organic growth in our business as well as the effect of businesses acquired in 1998. Net sales in local currencies during the nine and three month periods in Asia and other markets increased 17% and 40% compared to the same periods in the prior year. The results of our business in Asia and other markets during the nine and three month periods ending September 30, 1999 primarily reflect improved economic conditions throughout the region.

         The operating results for Testut-Lutrana (which were included in our results from the beginning of May 1999) would have had the effect of increasing our net sales by an additional $22.8 million and $12.5 million in 1998, if included during the comparable five and three month periods.

         Gross profit as a percentage of net sales increased to 44.6% and 44.7% for the nine and three month periods ended September 30, 1999, respectively, compared to 44.1% and 43.8% for the corresponding periods in the prior year, before $1.0 million of non-recurring acquisition costs.

         Research and development expenses as a percentage of net sales increased to 5.3% and 5.2% for the nine and three month periods ended September 30, 1999, respectively, compared to 5.0% and 5.1% for the corresponding periods in the prior year. This increase primarily reflects increased research and development activity connected with product introductions.

         Selling, general and administrative expenses as a percentage of net sales decreased to 28.5% for the nine months ended September 30, 1999, compared to 28.8% for the corresponding period in the prior year. Selling, general and administrative expenses as a percentage of net sales were 28.2% for the three months ended September 30, 1999, compared to 28.1% for the three months ended September 30, 1998.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and other charges, net) increased 20.2% to $82.7 million, or 10.9% of net sales, for the nine months ended September 30, 1999, compared to $68.8 million, or 10.3% of net sales, for the corresponding period in the prior year. Adjusted Operating Income was $30.3 million, or 11.3% of net sales, for the three months ended September 30, 1999, compared to $24.0 million, or 10.7% of net sales for the three months ended September 30, 1998, an increase of 26.1%. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $16.6 million for the nine months ended September 30, 1999, compared to $17.2 million for the corresponding period in the prior year. The decrease for the nine months was principally due to reduced debt levels. Interest expense was $5.6 million for the three months ended
September 30, 1999, compared to $5.4 million for the three months ended September 30, 1998.

         Other charges, net of $1.6 million and $1.1 million for the nine and three month periods ended September 30, 1999 compared to other charges, net of $1.6 million and $0.8 million for the corresponding periods in the prior year, respectively. The 1999 nine month amount includes a gain on an asset sale of $3.1 million; losses of $4.1 million to exit our glass batching business based in Belgium, of which $1.0 million was recorded in the third quarter of 1999; and a one-time charge of $0.8 million relating to the secondary offering completed in February 1999. The 1998 amounts include a one-time charge of $0.7 million relating to the secondary offering completed in July 1998.

         The provision for taxes is based upon our projected annual effective tax rate for the relevant period. Our effective tax rate for the nine and three month periods ended September 30, 1999 was approximately 35% before the one-time costs relating to the secondary offering and the non-recurring acquisition related charge. During the three month period ended September 30, 1998, we reduced our effective tax rate based upon a change in Swiss tax law which only benefited the 1998 period and had the effect of reducing our provision for taxes by approximately $2.3 million.

         Net earnings before the one-time charges relating to the secondary offerings and the non-recurring acquisition related charge, as well as purchased research and development and certain one-time tax benefits realized in the three months ending September 30, 1998, were $37.0 million and $13.7 million for the nine and three month periods ended September 30, 1999, compared to net earnings of $29.1 million and $10.2 million for the corresponding periods of the prior year.

Liquidity and Capital Resources

         At September 30, 1999, our consolidated debt, net of cash, was $316.6 million. We had borrowings of $311.9 million under our credit agreement and $19.6 million under various other arrangements as of September 30, 1999. Of our credit agreement borrowings, approximately $160.3 million was borrowed as term loans scheduled to mature in 2004 and $151.6 million was borrowed under our multi-currency revolving credit facility. At September 30, 1999, we had $250.6 million of availability remaining under our revolving credit facility.

         At September 30, 1999, approximately $127.1 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $204.4 million at September 30, 1999. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

         Cash provided by operating activities totalled $53.2 million for the nine months ended September 30, 1999. In the nine months ended September 30, 1998, cash provided by operating activities totalled $38.5 million. The increase resulted principally from improved Adjusted Operating Income.

         During the nine months ended September 30, 1999 we spent approximately $18.5 million on acquisitions, including Testut-Lutrana. These purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness.

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

         As part of our efforts to reduce costs, we evaluate from time to time the cost effectiveness of our global manufacturing strategy. Over the next few years we intend to continue to develop China as a low cost manufacturing resource and to seek other manufacturing cost saving opportunities. In this respect, we anticipate that we will record a restructuring charge in the fourth quarter of 1999 associated with transfer of production lines from the Americas to China and Europe and the closure of facilities. We believe that the future cash benefits of these potential programs will exceed any future restructuring costs, although the restructuring cash flows will precede the cash flow benefits. We currently estimate that these initiatives will require cash expenditures in 2000 of between approximately $6 and $7 million. We expect that the fourth quarter restructuring charge will include a significant portion of the estimated cash expenditures plus the non-cash carrying value of any impaired assets.

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

         Pursuant to our readiness programs, all major categories of information technology systems and non-information technology systems (e.g., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, have been inventoried and assessed. In addition, plans have been developed for the required systems modifications or replacements. With respect to our information technology systems, we have completed the entire assessment phase and the remediation phase for all of our major facilities. With respect to our non-information technology systems, we have completed the assessment phase and all of the remediation phase. Selected areas, both internal and external, have been tested to assure the integrity of our remediation programs. We believe that all internal mission-critical information technology and non-information technology systems are Year 2000 compliant.

         We have also reviewed our products, including products sold in recent years, to determine if they are Year 2000 compliant. We believe that our products are Year 2000 compliant.

         We have also been communicating with our major suppliers to assess the potential impact on our operations if those parties fail to become Year 2000 compliant in a timely manner. This process has been completed and based upon responses to date, it appears that many of those suppliers have only indicated that they have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to our significant suppliers have been completed by September 1999.

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

         Our readiness programs also include the development of contingency plans to protect our business and operations from Year 2000-related interruptions. These plans have been completed by September 1999 and, by way of example, include back-up procedures, identification of alternate suppliers, where possible, and increases in safety inventory levels. Based upon our current assessment of our non-information technology systems, we do not believe it necessary to develop an extensive contingency plan for those systems. There can be no assurances, however, that any of our contingency plans will be sufficient to handle all problems or issues which may arise.

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

         On January 1, 1999, the participating countries adopted the Euro as their local currency, initially available for currency trading on currency exchanges and noncash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, Euro-denominated bills and coins will be issued for cash transactions. For a period of nine months from this date, both legacy currencies and the Euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the Euro.

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

New Accounting Standards

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not determined the effect of the adoption of this statement.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 1999, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


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

                                               Mettler-Toledo International Inc.

Date: November 15, 1999                           By:  /s/  William P. Donnelly
                                                      ------------------------

                                                      William P. Donnelly
                                                      Vice President and
                                                      Chief Financial Officer