Form 10-K
METTLER TOLEDO INTERNATIONAL INC/
filed 2000-03-24
CIK 1037646

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    Form 10-K
                                   (Mark One)
            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]
                   For the fiscal year ended December 31, 1999
                                       OR
             |_| Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 [No Fee
                Required] For the transition period from _______
                                   to _______
                         Commission file number 0-22493

--------------------------------------------------------------------------------

                        Mettler-Toledo International Inc.
             (Exact name of registrant as specified in its charter)

                               Delaware 13-3668641
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

                                  Im Langacher
                                 P.O. Box MT-100
                         CH 8606 Greifensee, Switzerland
               (Address of principal executive offices) (Zip Code)

                               011-41-1-944-22-11
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 7, 2000 there were 38,712,272 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of common stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the New York Stock Exchange on March 7, 2000) was approximately $1,419,732,122. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

                    Documents Incorporated by Reference

             Document                        Part of Form 10-K
      Proxy Statement for 2000            Into which Incorporated
    Annual Meeting of Stockholders               Part III

                        METTLER-TOLEDO INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                           PAGE
PART I

ITEM 1.       BUSINESS........................................................1

ITEM 2.       PROPERTIES.....................................................24

ITEM 3.       LEGAL PROCEEDINGS..............................................25

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............25

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................26

ITEM 6.       SELECTED FINANCIAL DATA........................................27

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS............................29

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....42

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................42

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE............................42

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............43

ITEM 11.      EXECUTIVE COMPENSATION.........................................46

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................46

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

         METTLER-TOLEDO(R), METTLER(R), INGOLD(R), GARVENS(R), OHAUS(R), DELTARANGE(R), DIGITOL(R), E-WEIGH(R), JAGUAR(R), JAGXTREME(R), MENTOR SC(R), OPRA(R), PANTHER(R), PILAR(R), SAFELINE(R), SPIDER(R), TRIMWEIGH(R) and TRUCKMATE(R) are among our registered trademarks used in this Report and MONOBLOC(TM), MULTIRANGE(TM), POWERPHASE(TM), SIGNATURE(TM) and VIPER(TM) are among our trademarks used in this Report.


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


                                     PART I

ITEM 1.       BUSINESS

Overview

         Mettler-Toledo is a leading global supplier of precision instruments. We are the world's largest manufacturer and marketer of weighing instruments for use in laboratory, industrial and food retailing applications. We hold leading market positions in several related analytical instruments, and are a leading provider of automated chemistry systems used in drug and chemical compound discovery and development. For instance, we hold one of the top three global market positions in the following analytical instruments: titrators, thermal analysis systems, automatic lab reactors, automated synthesis products, pH meters and electrodes. In addition, we are the world's largest manufacturer and marketer of metal detection systems used in the production and packaging of goods in industries such as food processing, pharmaceutical, cosmetics, chemicals and other industries.

         Market leadership and technology leadership are critical components of our success, and we have used these advantages to build our business. For instance, using our leading position in weighing instruments as our base, we have added other products, such as analytical instruments, automated chemistry systems and metal detectors, that appeal to our existing customer base. In addition, we focus on the high value-added segments of our markets by delivering innovation to the marketplace. Some examples of our innovations include more accurate forms of measurement, an increased use of automation or robotics in our products and the use of custom-designed software or open-system architectures to allow data gathered by our instruments to be more easily integrated into our customers' management information systems.

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

         In 1999, our sales were $1.1 billion. Of this total 46% came from Europe, 43% from North and South America and 11% from Asia and other countries. For additional information regarding our segment disclosure, see Note 16 to our audited consolidated financial statements. We attribute the strength of our sales growth to the non-cyclical nature of our two largest markets, the pharmaceutical and food and beverage industries. Moreover, the diversified nature of our customer base and product offerings provides an additional competitive strength on a global basis and limits our exposure to local economic trends.

History

         We trace our roots to the invention of the single-pan analytical balance by Dr. Erhard Mettler and the formation of Mettler Instruments AG ("Mettler") in 1945. During the 1970s and 1980s, Mettler expanded from laboratory balances into industrial and food retailing products, and introduced the first fully electronic precision balance in 1973. The Toledo Scale Company, which we acquired in 1989, was founded in 1901 and developed a leading market position in the industrial weighing market in the United States. During the 1970s, Toledo Scale expanded into the food retailing market. When we acquired Toledo Scale, our name was changed to Mettler-Toledo to reflect the combined strengths of the two companies and to capitalize on their historic reputations for quality and innovation. During the past two decades, we have grown through additional acquisitions intended to complement our existing geographic markets and products. For instance, in 1986, we acquired the Ingold Group of companies, which manufacture electrodes, and Garvens Kontrollwaagen AG, which builds dynamic checkweighers. Toledo Scale acquired Hi-Speed Checkweigher Co. in 1981. In 1990, we acquired Ohaus Corporation, which manufactures laboratory balances. More recently, in 1997 we acquired Safeline, in 1998 we acquired Bohdan Automation, Applied Systems and Myriad Synthesizer Technology, and in 1999 we acquired the Testut-Lutrana group.

         Mettler-Toledo International Inc. was incorporated in December 1991 and was recapitalized in connection with the October 15, 1996 acquisition of the Mettler-Toledo group of companies from Ciba-Geigy. In the acquisition, we paid cash consideration of approximately SFr 505.0 million (approximately $402.0 million at October 15, 1996), including dividends of approximately SFr 109.4 million (approximately $87.1 million at October 15, 1996), paid approximately $185.0 million to settle amounts due to Ciba-Geigy and its affiliates and incurred expenses in connection with the acquisition and related financing of approximately $29.0 million. We financed the acquisition primarily with (i) borrowings under a credit agreement in the amount of $307.0 million,
(ii) the issuance of $135.0 million of senior subordinated notes and (iii) an equity contribution of $190.0 million primarily from AEA Investors Inc., its shareholder-investors and our executive officers and other employees. Following the completion of our initial public offering in November 1997, management, employees and Company sponsored benefit funds held approximately 18% of the Company's shares on a fully diluted basis.

         During the fourth quarter of 1997, we completed our initial public offering of 7,666,667 shares of common stock, including the underwriters' over-allotment options, at a per share price of $14.00. The offering raised net proceeds, after underwriters' commissions and expenses, of approximately $97.3 million. Concurrently with the offering, we refinanced our prior credit facility and used proceeds from the refinancing and the offering to repay the senior subordinated notes of our wholly owned subsidiary, Mettler-Toledo, Inc.

         In 1999 and 1998, certain selling shareholders completed secondary offerings of 6,099,250 and 11,464,400 shares of our common stock, respectively, including the underwriters' over-allotment options. Neither we nor any of our directors, executive officers or other employees sold shares or received any proceeds from these offerings.

Recent Acquisitions

         In May 1999, we acquired the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France with annual sales of approximately $50 million. We believe this acquisition is an excellent strategic fit given Testut-Lutrana's extensive sales and service network in France and excellent brand recognition. By virtue of this acquisition, we have assumed the leading position in food retail weighing in Europe and are well positioned to meet the rapidly changing demands of our European customer base.

         In April 1999 we announced that we had signed an agreement to convert our 60% joint venture in Changzhou, China, into a legal structure that provides us with full control through this change in ownership, we will be able to fully leverage this low cost manufacturing base for international markets. This move further demonstrates our strategic commitment to Asia and our belief in the fundamental growth factors for the region.

         In 1998, we decided to pursue opportunities in the automated drug and chemical compound discovery and development market, and build on our leadership position as a provider of automated lab reactors and reaction calorimeters.

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

         In July 1998, we also extended our product offerings to the automated drug and chemical compound discovery market with our acquisition of Bohdan Automation Inc. Bohdan is a leading supplier of laboratory automation and automated synthesis products used in research for life science applications for pharmaceutical and agricultural products and in other applications in the food and chemicals industries.

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

Market Leadership

         We believe that we have a leading position in each of our markets, and at least 80% of our product sales are from products that are the global leaders in their segment. In the weighing instruments market, we are the only company to offer products for laboratory, industrial and food retailing applications globally and we believe that we hold a market share more than twice that of our nearest competitor. We believe that in 1999 we had approximately 45% of the global market for laboratory balances, including the largest market share in each of Europe, the United States and Asia (excluding Japan), and the number two position in Japan. In the industrial and food retailing markets, we believe we have the largest market share in Europe and the United States. In Asia, we have a substantial industrial and food retailing business which has gained market share in recent years. This business is supported by our established manufacturing presence in China. In addition, we also have one of the top three positions in the global market for several analytical instruments including titrators, thermal analysis systems, automatic lab reactors, automated synthesis products, pH meters and electrodes. We attribute our worldwide market leadership positions to the following competitive strengths:


o Global Brand and Reputation. The Mettler-Toledo brand name is identified worldwide with accuracy, reliability and innovation. Customers value these characteristics because precision instruments, particularly weighing and analytical instruments, significantly impact customers' product quality, productivity, costs and regulatory compliance. Furthermore, precision instruments generally constitute a small percentage of customers' aggregate expenditures. As a result, we believe customers focus on accuracy, product reliability, technical innovation, service quality, reputation and past experience when choosing precision instruments. We also believe that our customers experience high switching costs if they attempt to change vendors. Mettler-Toledo has one of the strongest brand names in the laboratory. In fact laboratory balances are often generically referred to as "Mettlers". The strength of this brand name has allowed us to successfully extend our laboratory product line to include other laboratory instruments.

o Technological Innovation. We have a long and successful track record of innovation and remain at the forefront of technological development by focusing on the high value-added segments of our markets. We believe that we are the global leader in our industry in providing innovative instruments, in integrating our instruments into application-specific solutions for customers and in facilitating the processing of data gathered by our instruments and the transfer of this data to customers' management information systems. Our technological innovation efforts benefit from our manufacturing expertise in sensor technology, precision machining and electronics, as well as our strength in software development.

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

o Global Sales and Service. We have the only global sales and service organization among weighing instruments manufacturers, and we believe that this capability is a major competitive advantage. At December 31, 1999, this organization consisted of more than 3,800 employees organized into locally based, customer-focused groups that provide prompt service and support to our customers and distributors in virtually all major markets around the world. The local focus of our sales and service organization enables us to provide timely, responsive support to our customers worldwide and provides feedback for manufacturing and product development. When we survey our current and potential customers on their needs, they often name service as the most important criteria for choosing their instrument suppliers. In addition to the service capability, this global infrastructure also allows us to capitalize on growth opportunities in emerging markets.

o Largest Installed Base. We believe that we have the largest installed base of weighing instruments in the world. From this installed base, we obtain service contracts that provide a strong, stable source of recurring service revenue. Service revenue represented approximately 17% of net sales in 1999, of which approximately 8% was derived solely from service contracts and repairs with the remainder derived from the sale of spare parts. We believe that our installed base of weighing instruments represents a competitive advantage with respect to repeat purchases and purchases of related analytical instruments and metal detection systems, because customers tend to remain with their existing suppliers. In addition, switching to a new instrument supplier entails additional costs to the customer for training, spare parts, service and systems integration requirements. Close relationships and frequent contact with our broad customer base also provide us with sales leads and new product and application ideas.


o Geographical, Product and Customer Diversification. Our revenue base is diversified by geographic region, product range and customer. Many different industries, including chemicals, pharmaceuticals, food processing, food retailing and transportation utilize our broad product range. We supply customers all over the world, and no one customer accounted for more than 3% of net sales in 1999. Our diverse revenue base reduces our exposure to regional or industry-specific economic conditions, and our presence in many different geographic markets, product markets and industries enhances our attractiveness as a supplier to multinational customers.

Growth Strategies

         We are implementing strategies relating to expanding our technology leadership, increasing our market share and capitalizing on opportunities in developed markets, capitalizing on opportunities in emerging markets, pursuing selected acquisition opportunities and re-engineering and cost savings. These strategies are designed to reduce our overall cost structure and enhance our position as a global market leader. The successful implementation of these strategies has contributed to an improvement in Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) from $39.5 million (4.6% of net sales) for 1995 to $123.7 million (11.6% of net sales) for 1999. We are committed to improving our performance and are pursuing the following strategies:

         Expanding Our Technology Leadership. We attribute a significant portion of our recent margin improvement to our research and development efforts. We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested more than $150 million in research and development. Our research and development efforts fall into two categories:

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

         Our research and development efforts have contributed to a pipeline of innovative and new products, significant reductions in product costs and reduced time to market for new products. Examples of recent product introductions include:

         o a family of highly automated parallel synthesis systems for drug and new chemical compound discovery

         o ALLex, an automated liquid/liquid extraction system, incorporating robotics and unique sample handling technology

         o additional modules for our high performance modular thermal analysis system

         o    WinBridge, our global software solution for vehicle weighing

         o    FormWeigh,   our  global  software  solution  handling   automated
              industrial batching processes (certified interface to SAP ERP software)

         o FreeWeigh, our latest generation software package for integrated process validation and statistical process control

         o S-Line, our new open system modular checkweigher family for end-of-line inspection in chemical, pharmaceutical, cosmetic and food packaging processes

         o OPRA, the first internet-enabled retail scale, based on open PC architecture and Windows platforms

         o VIPER, an innovative compact scale family for basic industrial process application

         o CountWeigh, our global software solution linking into integrated parts inventory control systems

         o    a fully integrated metal detector and checkweigher (Combichecker)

         o    a new density and refractometry measurement technology

         o    a higher performance Karl Fischer titrator

         o the first Chinese-designed and manufactured laboratory balance line

         o    a cost reduced basic level laboratory balance product family

         o a number of industrial and retail products that deploy open-system architecture

         Increasing  Our  Market  Share and  Capitalizing  on  Opportunities  in
Developed Markets. We recognize that to be a successful company, we must not only develop excellent products, but we must market and distribute them effectively- more effectively than our competitors. We utilize what we believe are the most sophisticated marketing and sales techniques in our industry. These techniques include the development and utilization of marketing databases. We develop these databases to better understand the full potential of our market by customer, location, industry, instrument and related application. We then utilize this data to more efficiently direct our field resources and complement our direct and distributor sales forces with targeted mailing and telemarketing campaigns to more fully exploit our market's potential. We also utilize a dual brand strategy for certain market segments to improve our overall market penetration. For example, we sell balances under the Ohaus brand name as an alternative to the Mettler-Toledo brand name in certain distribution channels.

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

         The combination of our sophisticated marketing and sales techniques and service capabilities help us capitalize on growth opportunities in our developed markets. These opportunities include:

         o integrating information from our measurement instruments into our customers' data management software systems

         o    automating and/or improving process control, in part by developing
              integrated   solutions  which  combine   instruments  and  related
              technologies to optimize manufacturing processes

         o    harmonization of national weighing standards across countries

         o    increasing   standardization   of  manufacturing   and  laboratory
              practices programs like ISO 9001, Good Laboratory Practices and Good Manufacturing Practices

         o increasing recognition by our customers of the importance of preventive maintenance in reducing down time

         Capitalizing on Opportunities in Emerging Markets. We believe that emerging markets will continue to provide growth opportunities for us in the long term. These growth opportunities are being driven primarily by economic development and global manufacturers' utilization of additional and more sophisticated precision instruments as they shift production to these markets. In addition, we believe that over the long term, the trend toward international quality standards, the need to upgrade mechanical scales to electronic versions and the establishment of local production facilities by our multinational client base will add to the opportunities in emerging markets. To date our emerging market expansion has primarily focused on Asia. In Asia (excluding Japan), we are the market leader in laboratory weighing instruments and have a substantial industrial and food retailing business that has gained market share in recent years. For instance, we have two profitable operations in China: a facility that manufactures and sells industrial and food retailing products and a facility that manufactures and distributes laboratory products. Both of these operations serve the domestic and export markets. We have also opened direct marketing organizations in Taiwan, Korea, Hong Kong, Thailand, Malaysia and Eastern Europe. Recognizing the strategic importance of Asia, we created a new executive committee position to head our Asian business. Beyond Asia, we are also expanding our sales and service presence in Latin America and other emerging markets.

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

         Pursuing Selected Acquisition Opportunities. We believe that the combination of our market leadership, our strong brand name and our comprehensive sales and distribution network supports an attractive platform for acquisitions. We are interested in acquiring companies that provide us with:

         o complementary products that will benefit from our brand name and global distribution channels. An example is our drug discovery acquisitions that we made in 1998 and whose products we have now added to our global distribution network. We offer these companies the infrastructure to expand globally and take advantage of the Mettler-Toledo brand name

         o integrated technology solutions, which we can combine with our own technologies to create an overall better solution for our customers. An example is Safeline Limited, which we acquired in 1997. We combined its metal detection equipment with our checkweighers to create one instrument, featuring integrated data management, a smaller footprint and only one man-machine interface- a better solution for many of our customers than separate products

         o consolidation opportunities in fragmented markets. Examples include our recent acquisition of the Testut-Lutrana group in France and our acquisitions of a number of independent industrial and retail weighing distributors in the United States

         o geographic expansion into markets where we do not have a direct presence. For example, in 1998 we established a small presence in India by acquiring a local manufacturer


         Re-engineering and Cost Savings. We have improved our profitability in recent years partly through a series of initiatives aimed at reducing our cost structure. We plan to take similar initiatives in the future with the goal of further improving our operating margins. These initiatives include:

         o moving the production of certain product lines to lower cost locations and consolidating the production of others. For example, in 2000 we are planning to transfer production lines from the Americas to China and Europe and close facilities in order to continue to exploit our low cost Chinese manufacturing base and better utilize existing capacity in Europe

         o our worldwide procurement project, launched last year, is expected to bring us substantial cost savings. To take full advantage of our global purchasing power, we are working to eliminate price differences between units, leverage high-potential opportunities to increase buying power and establish a worldwide sourcing arrangement

         o increasing sales force productivity through telemarketing, increased training and other focused initiatives. For example, we have recently initiated an internet sales channel for certain product categories and have also significantly increased our telemarketing initiatives. We believe both of these programs will increase the productivity of our sales force

         o reducing distribution costs by using existing infrastructure more efficiently and centralizing processes where economies of scale can be obtained. For example, we recently consolidated most of our North American order processing and billing functions into one location

         o reducing product cost through research and development, improved manufacturing processes and reducing the purchased cost of components. For example, we will introduce a number of products in 2000 with lower costs than the previous generation, including a number manufactured at our Chinese facilities

         o continually reviewing operations to identify additional opportunities to reduce costs

         We believe that these initiatives will place us in a position to build on our recent improvement in profitability. Furthermore, we believe that we can leverage our existing infrastructure, particularly our recent investments in Asia, to obtain continued sales growth without significant additions to our overall cost base.

Drug Discovery

         Virtually all our efforts center on improving customers' processes. By working side-by-side with customers, we gain an in-depth understanding of their processes and how we can help them become more efficient.

         Increasingly, the answer is automation. And, frequently, the tools are Mettler-Toledo's advanced robotics, intelligent software, and/or a combination of technologies into integrated, more powerful instruments. Our automated solutions provide excellent value and paybacks, ranging from time savings and better yields to higher-quality products and tighter inventory control.

         We offer products with advanced automation in areas from food retailing to packaged goods. Where we are making the greatest difference is in the high-growth field of drug discovery. Each day that automation accelerates the introduction of a blockbuster drug can translate into millions of additional sales for a pharmaceutical company. Such tremendous payback opportunities on automation are driving our pharmaceutical customers to significantly increase their spending on these techniques.

         With a comprehensive array of automated solutions for drug discovery, we can help customers achieve "leapfrog" improvements in efficiency. One such solution, our Myriad synthesizer, uses robotics and software to automate the generation of large libraries of compounds for screening. The benefits of this automation are dramatic. A chemist can manually synthesize about 50 to 200 compounds per year; with Myriad, he or she can synthesize as many as 100,000. By freeing scientists from time-consuming, routine tasks, our synthesizer allows them to focus on intellectually demanding elements of their work and pursue other value-creating activities.

         In addition, we are establishing another unprecedented market position by combining our technologies to condense the sequence of the drug discovery process - further helping customers increase throughput. Our revolutionary approaches will enable customers to simultaneously carry out steps that historically have been done sequentially.

         For example, we are launching an automatic lab reactor with multiple reaction vessels combined with an infrared multi-sensor device that provides real-time reaction analysis for each vessel. The combined instrument bridges the gap between parallel synthesizers for drug discovery and single-vessel reactor systems for process development. The combination also forms a fully integrated solution for the process screening of drug candidates and creates exceptional customer value.

Instruments and Solutions

Laboratory Instruments and Solutions

         We manufacture and market a complete range of laboratory balances, as well as other selected laboratory instruments, such as titrators, thermal analysis systems, automatic lab reactors, automated synthesis products, pH meters and electrodes, for laboratory applications in research and development, quality assurance, production and education. We estimate that approximately 40% of our sales are to customers using our instruments and services in laboratory environments. We estimate that we have approximately 45% share of the global market for laboratory balances and we are among the top three producers worldwide of titrators, thermal analysis systems, automatic lab reactors, automated synthesis products, pH meters and electrodes. We have also established a leading position in the drug discovery market. We believe that we have the leading market share for laboratory balances in each of Europe, the United States and Asia (excluding Japan) and the number two position in Japan.

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

         In order to cover a wide range of customer needs and price points, we market laboratory balances in three principal product tiers offering different levels of functionality. High-end balances provide maximum automation of calibration, application support and additional functions. Mid-level balances provide a more limited but still extensive set of automated features and software applications. Basic level balances provide simple operations and a limited feature set. We also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights. Due to the wide range of functions and features offered by our products, prices vary significantly. A typical mid-range precision balance is priced at approximately $2,500 and a typical microbalance is priced at approximately $14,000.

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

         Synthesizers. We manufacture automated parallel synthesizers for use in sophisticated chemistry environments, such as pharmaceutical laboratories. These synthesizers allow scientists to develop new compounds more efficiently and to create large libraries of molecules at the same time instead of creating them one by one as is done traditionally. This is an important aspect of combinatorial chemistry in the drug and chemical compound discovery process. Our synthesizers use robotics and sophisticated software to automate what was previously a manual process. A synthesizer costs between $75,000 and $1,000,000, depending on its functionality.

         Robotic Workstations. Robotic workstations include dedicated automated instruments for weighing, pH meter measurement, titration and other analytical technologies, particularly in the area of sample preparation. Sample preparation has historically been a manual process for our customers and accounts for a significant cost in chemical analysis. By automating these manual processes, our robotic workstations significantly increase productivity in the laboratory and specifically meet our pharmaceutical, chemical and other customers' needs for automated solutions for drug and chemical compound discovery. Our robotic workstations include sophisticated software and cost between $20,000 and $75,000 depending on its functionality.

         Other Instruments. We have recently introduced single-channel and multi-channel pipettes which are used for liquid handling in the laboratory. These devices are the most widely used instruments in the rapidly growing life science market. We sell density and refractometry instruments, which measure chemical concentrations in solutions. These instruments are sourced through a marketing joint venture with a third-party manufacturer, but are sold under the Mettler-Toledo brand name. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture. We also manufacture electrodes for use in a variety of laboratory instruments and in-line process applications. Laboratory electrodes are used in pH meters and titrators, and may be replaced many times during the life of the instrument.

Industrial and Food Retailing Instruments and Solutions

         In 1999, we continued the globalization of our industrial and retail businesses, which historically were distinct entities in North America and Europe, by reorganizing the businesses under a global head. Our reorganization anticipates the continued emergence of a global marketplace, as our customers set up operations worldwide and as industry standards are harmonized globally.

         The new organization will improve customer service and support by ensuring we offer state-of-the-art solutions and consistent quality and service levels around the globe. It is this powerful combination that continues to attract major customers who have standardized on our weighing instruments at their facilities worldwide. Our reorganization also will increase our cost-effectiveness by eliminating duplicate costs and standardizing product lines. By reducing 25 regional product groups to 15 global lines, we are better leveraging our R&D and other recources to develop even more advanced solutions for customers.

         We offer industrial measurement solutions, principally the measurement of weight, to customers in a variety of industries, often in the same end markets where we sell our laboratory instruments. The key end markets for these solutions are the food, pharmaceutical, chemical, cosmetics and logistics industries. We also sell weighing instruments and solutions to the electronics, metal, rubber and plastics industries and to the public sector in connection with the control and tariff of trucks.

         Weighing instruments are among the most broadly used measurement devices in industry and food retailing. We estimate that approximately 40% of our sales are to customers using our instruments and services in industrial environments and 20% to customers in food retailing environments. We believe that we have the largest market share in the industrial and food retailing market in each of Europe and the United States. In Asia, we have a substantial industrial and food retailing business which has gained market share in recent years. This business is supported by an established manufacturing presence in China. We believe that we are the only company with a true global presence across industrial and food retailing weighing applications.

         Our industrial measurement solutions cover many customer processes from raw material management, to production, through to packaging and into the logistics industry. We can walk through the steps in a typical production process to illustrate some of the solutions we offer:


         o For food and pharmaceutical companies, as well as other process industries, the production process begins with the receipt of bulk materials, such as ingredients for food or chemicals. We offer integrated solutions to help customers manage these inventory items from the time they enter a facility to when they move into production. This is accomplished through weigh stations with our industrial terminals and application-specific software which helps manage the inventory flow at each step. The data collected by our instruments is usually interfaced with customers' ERP systems.

         o Production processes often require the mixing of inventory items or ingredients using a formula or recipe. Since these formulas are based on weight, we offer integrated weighing solutions, including our FormWeigh software package to control the formulation process and manage production.

        o After the food item or drug has been manufactured, it must go through a packaging process where it is sorted and enclosed in a container. Two standard quality control processes in virtually all packaging lines are tests for over- or under-filling and for metal contamination. We offer instruments for both these applications. In addition, we offer specialized industrial terminals and software for statistical quality control which allows a customer to run a number of standard quality control applications and to send instructions to earlier phases in the packaging process to correct off-specification conditions.

        o Finally, after the food or drug item has been packaged, it enters a logistics process in which the item ultimately reaches an end customer. We offer highly advanced solutions for logistics companies like FedEx and DHL to capture the weight and dimension of packages as they move through their hub systems. Logistics companies then use the data captured in these systems to manage loads and bill their customers.

         We also offer perishable goods management systems to assist large food retailers in their management of fresh goods, such as meats, fruits, vegetables and cheese. These perishable goods management systems are networked computers deployed in a store, each with weighing sensors, which are linked together with an array of software packages that assist in the management of perishable goods. We offer these solutions for individual stores or can network together large numbers of stores. Many food retailers are considering the movement of these solutions to the internet, where they can manage their perishable goods inventory and control pricing of individual items in real-time. Our perishable goods management systems can also be used as merchandising tools, for example by showing promotional information on the display.

         The industrial and food retailing products that we offer in providing these solutions are described in more detail below.

         Industrial Scales and Balances. We offer a complete line of industrial scales and balances, such as bench scales and floor scales, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to weighing mail and packages. Our product lines include the "Viper" and "Spider" range of scales, often used in receiving and shipping departments in counting applications; "TrimWeigh" scales, which determine whether an item falls within a specified weight range, and are used primarily in the food industry; "Mentor SC" scales, for counting parts; and precision scales for formulating and mixing ingredients. Prices vary significantly with the size and functions of the scale, generally ranging from $1,000 to $20,000.

         Industrial Weighing Terminals. Our industrial weighing terminals, such as "FormWeigh," are based on an open-system architecture that enables interaction with customers' enterprise software packages. Prices for industrial weighing terminals vary significantly based on functionality of the application, generally ranging from $500 to $10,000. Our "MultiRange" products also include standardized software which uses the weight data obtained to calculate other parameters, such as price or number of pieces. The modular design of these products facilitates the integration of our weighing equipment into a computer system performing other functions, like inventory control or batch management.

         Truck Scale Systems. Our primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter a factory or at a toll station). Our truck scales, such as the "DigiTol TRUCKMATE," generally have digital load cells, which offer significant advantages in serviceability over analog load cells. Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. We also offer advanced computer software, such as "WinBridge," that can be used with our heavy industrial scales to permit a broad range of applications. Truck scale prices generally range from $20,000 to $50,000.

         Dynamic Checkweighers. We offer solutions to checkweighing requirements in the food processing, pharmaceutical, chemicals and cosmetic industries, where customers are required to accurately measure portions for packaging. We also offer checkweighing solutions to the transportation and package delivery industries, where tariffs are levied based on weight. Customizable software applications utilize the information generated by checkweighing hardware to find production flaws, packaging and labeling errors and nonuniform products, as well as to sort rejects and record the results. Our checkweighing equipment can accurately determine weight in dynamic applications at speeds of up to several hundred units per minute. Checkweighers generally range in price from $8,000 to $40,000.

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

         Dimensioning Equipment. We offer automated dimensioning equipment for use in the shipping industry to measure package volumes. These products employ the patented PILAR technology and are integrated with industrial scales to combine volume-based and weight-based tariff calculations. Prices for integrated dimensioning/weighing systems range from $5,000 to $20,000.

         Retail Scale Systems and Prepackaging Systems. Supermarkets, hypermarkets and other food retail establishments make use of multiple weighing applications for the full handling of perishable goods. For example, perishable goods are weighed on arrival to determine payment to suppliers and some of these goods are repackaged, priced and labeled for sale to customers. Other goods are kept loose and selected by customers and either weighed at the produce or delicatessen counter or at the checkout counter.

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

Customers and Distribution

         Our business is geographically diversified, with sales in 1999 derived 46% from Europe, 43% from North and South America and 11% from Asia and other countries. Our customer base is also diversified by industry and by individual customer. Our largest single customer accounted for no more than 3% of 1999 net sales.

         We use the Mettler-Toledo Web site, www.mt.com, to provide current and prospective customers and other audiences with the information they need in a convenient manner. With more than 2,500 pages of information, our Web site has become a principal source of answers for customers' questions on many laboratory, industrial and food retailing processes. Customers repeatedly tell us how much they value this resource, reinforcing their belief in our unparalleled applications support and further strengthening our brand.

         In addition, we use the information gained through visits to our site to make our marketing messages even more relevant to customers. This includes employing one-to-one marketing techniques, which are already proving successful.

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

         We now offer customers the ability to shop online for basic instruments with global appeal, such as balances, pipettes, pH meters, electrodes, titrators and density meters. Launched in mid-1999, www.MT-Shop.com presents customers with unique options, including the ability to customize a product down to a specific color or design motif. Users also can access the site in five languages.

         Our virtual shop is aimed principally at small start-up companies and individual scientists segments of the market that previously were difficult to reach cost-effectively. The site is expected to increase brand awareness and market penetration with these new target groups.

         In the United States where there are strong independent laboratory distributors, we use them as the primary marketing channel for lower to mid-price products. This strategy allows us to leverage the strength of both the Mettler-Toledo brand and the laboratory distributors' market position into sales of other laboratory measurement instruments. We provide our distributors with a significant amount of technical and sales support. Mid to high-end products in the United States are handled by our own sales force. There has been recent consolidation among distributors in the United States market. While this consolidation could adversely affect our

U.S. distribution, we believe our leadership position in the market gives us a competitive advantage when dealing with our U.S. distributors.

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

Industrial and Food Retailing

         We offer industrial and food retailing measurement solutions, principally the measurement of weight, to customers in a variety of industries, often in the same end markets where we sell our laboratory instruments. The key end markets for these solutions are the food, pharmaceutical, chemical, cosmetics and logistics industries. We also sell weighing instruments and solutions to the electronics, metal, rubber and plastics industries and to the public sector in connection with the control and tariff of trucks.

         Our industrial products share weighing technology, and often minor modifications to existing products make them useful for applications in a variety of industrial processes. We also sell to original equipment manufacturers ("OEMs") which integrate our modules into larger process control applications or comprehensive packaging lines. Our products are also purchased by engineering firms, systems integrators and vertical application software companies.

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

         In the industrial and food retailing market, we sell both directly to customers (including OEMs) and through distributors. In the United States, direct sales exceed distribution sales and in Europe, direct sales predominate, with distributors used in certain cases. We sell products in Asia primarily through distributors, except in China where we sell products through our own sales force and distributors. Where we use distributors, we seek to provide them with significant support.

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

         We have the only global sales and service organization among weighing instruments manufacturers. At December 31, 1999, our sales and services group consisted of more than 3,800 employees in sales, marketing and customer service (including related administration) and after-sales technical service. This field organization has the capability to provide service and support to our customers and distributors in virtually all major markets across the globe.

         Sales managers and representatives interact across product lines and markets in order to serve customers that have a wide range of instrument needs, such as pharmaceutical companies that purchase both laboratory and industrial products. We classify customers according to their potential for sales and the appropriate distribution channel is selected to service the customer as efficiently as possible. Larger accounts tend to have dedicated sales representatives. Other representatives specialize by product line. Sales representatives call directly on end-users either alone or, in regions where sales are made through distributors, jointly with distributors.

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

After-Sales Service

         We believe service capabilities are a critical success factor in our business. Through our own dedicated service technicians, we provide contract and repair services in all countries in which our products are sold. We estimate that we have the largest installed base of weighing instruments in the world, and our contract and repair services generate significant revenues. In 1999, service (representing service contracts, repairs and replacement parts) accounted for approximately 17% of our total net sales (service revenue is included in the laboratory and industrial and food retailing sales percentages given above). Approximately half of this amount is derived from spare parts with the remaining portion derived from service contacts. Beyond revenue opportunities, service is a key part of our product offering and helps significantly in generating repeat sales. The close relationships and frequent contact with our large customer base provides us with sales opportunities and innovative product and application ideas. A global service network also is an important factor in our ability to expand in emerging markets. Moreover, the widespread adoption of quality laboratory and manufacturing standards and the privatization of weights and measures certification represent favorable trends for our service business, as they tend to increase demand for on-site calibration services.

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

Research and Development; Manufacturing

Producing Organizations

         Our product development, research and manufacturing efforts are organized into a number of producing organizations ("POs"). At December 31, 1999, POs included approximately 4,100 employees worldwide. POs are product development teams comprised of personnel from our marketing, development, research, manufacturing, engineering and purchasing departments. POs often seek customer input to ensure that the products developed are tailored to market needs. We have organized our POs to reduce product development time, improve customer focus, reduce costs and maintain technological leadership. The POs work together to share ideas and best practices, and some employees are in both MOs and POs. We recently implemented a number of projects that we believe will further increase productivity and lower costs. For example, we restructured the order and product delivery process in Europe to enable us to deliver many of our products to our customers directly from the manufacturing facility within several days, which minimizes the need to store products in decentralized warehouses. In addition, we have centralized our European spare parts inventory management system allowing all spare parts for Europe to be delivered from a single, highly automated location.

Research and Product Development

         We attribute a significant portion of our recent margin improvement to our research and development efforts. We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested more than $150 million in research and development. In 1999, we spent approximately 5.8% of net sales on research and development (including costs associated with customer-specific engineering projects, which are included in cost of sales for financial reporting purposes). Our research and development efforts fall into two categories:

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

         We closely integrate research and development with marketing, manufacturing and product engineering. We have over 700 professionals in research and development and product engineering. As part of our research and development activities, we have frequent contact with university experts, industry professionals and the governmental agencies responsible for weights and measures, analytical instruments and metal detectors. In addition, our in-house development is complemented by technology and product development alliances with customers and original equipment manufacturers.

Manufacturing

         We manufacture some of our own components, usually components that contain proprietary technology. However, when outside manufacturing is more efficient, we contract with others for certain components and in turn use these components in our own manufacturing processes. We use a wide range of suppliers and we believe our supply arrangements to be adequate. From time to time we rely on a single supplier for all of our requirements of a particular component. Even then, adequate alternative sources are generally available if necessary. Supply arrangements for electronics are generally made globally. For mechanical components, we generally use local sources to optimize materials flow.

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

         We are a worldwide manufacturer, with nine manufacturing plants in the United States, four in Switzerland, two in Germany, two in the United Kingdom, one in France and two in China. Laboratory products are produced mainly in Switzerland and to a lesser extent in the United States and China, while industrial and food retailing products are produced in all six countries. We produce our metal detectors in the United Kingdom. We have manufacturing expertise in sensor technology, precision machining and electronics, as well as strength in software development. Furthermore, most of our manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated needs.

Backlog

         Manufacturing turnaround time is generally sufficiently short so as to permit us to manufacture to fill orders for most of our products, which helps to limit inventory costs. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months.

Employees

         As of December 31, 1999, we had approximately 7,900 employees throughout the world, including more than 4,200 in Europe, more than 2,700 in North and South America, and approximately 1,000 in Asia and other countries. We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.

         In certain of our facilities, we have a flexible workforce environment, in which hours vary depending on the workload. This flexible working environment enhances employees' involvement, thus increasing productivity. It also improves efficient payroll management by permitting us to adjust staffing to match workload to a greater degree without changing the size of the overall workforce.

Intellectual Property

         We hold more than 1,100 patents and trademarks, primarily in the United States, Switzerland, Germany, the United Kingdom, France, Japan and China. Our products generally incorporate a wide variety of technological innovations, many of which are protected by patents and many of which are not. Moreover, products are generally not protected as a whole by individual patents. Accordingly, no one patent or group of related patents is material to our business. We also have numerous trademarks, including the Mettler-Toledo name and logo which are material to our business. We regularly protect against infringement of our intellectual property.

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

Environmental Matters

         We are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate, including provisions relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. We wholly or partly own, lease or hold a direct or indirect equity interest in a number of properties and manufacturing facilities around the world, including North and South America, Europe, Australia and China. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

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

         Our operating facility in Landing, New Jersey is the subject of an investigation and clean-up of hazardous substance contamination pursuant to the New Jersey Industrial Site Recovering Act. On or about July 1988, an affiliate of Ciba ("AGP") purchased 100% of the outstanding stock of Metramatic Corporation ("Metramatic"), a manufacturer of checkweighing equipment located in Landing, from GEI International Corporation ("GEI"). GEI agreed to indemnify and hold harmless AGP for certain pre-closing environmental conditions, including those resulting in cleanup responsibilities required by the New Jersey Department of Environmental Protection pursuant to the New Jersey Environmental Cleanup Responsibility Act ("ECRA"). ECRA is now the Industrial Site Recovery Act. Pursuant to a 1988 New Jersey Department of Environmental Protection administrative consent order naming GEI and Metramatic as respondents, GEI has spent approximately $2 million in the performance of certain investigatory and remedial work addressing groundwater contamination at the site. However, implementation of a final remedy has not yet been completed, and, therefore, future remedial costs are currently unknown. In 1992, GEI filed a suit against various parties including Hi-Speed Checkweigher Co., Inc. ("Hi-Speed"), our wholly owned subsidiary that currently owns the facility, to recover certain costs incurred by GEI in connection with the site. Pursuant to a 2000 settlement agreement, GEI agreed to dismiss the litigation and covenanted not to sue us for investigation, remediation and monitoring costs and natural resource damages associated with contamination at the facility in exchange for our agreement to assign to GEI certain potential insurance recovery rights relating to the facility. Based on currently available information and our settlement agreement with GEI, we believe that costs associated with the future investigation and remediation of this site will not have a material adverse effect on our financial condition or results of operations.

         We, or in some cases the former owner of Toledo Scale, have been named a potentially responsible party under CERCLA or analogous state statutes at the following third-party owned sites with respect to the alleged disposal at the sites by Toledo Scale during the period before we owned it: Granville Solvents Site, Granville, Ohio; Aqua-Tech Environmental, Inc. Site, Greer, South Carolina; and Seaboard Chemical Company Site, Jamestown, North Carolina. Pursuant to the terms of the stock purchase agreement between us and the former owner of Toledo Scale, the former owner is obligated to indemnify us for various environmental liabilities. To date, with respect to each of the foregoing sites, the former owner has undertaken the defense and indemnification of Toledo Scale. Based on currently available information and given our contractual rights of indemnification, we believe that the costs associated with the investigation and remediation of these sites will not have a material adverse effect on our financial condition or results of operations.

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


Location                                         Principal Use (1)                                  Owned/Leased
--------                                         -----------------                                  ------------
Europe:
   Greifensee/Nanikon, Switzerland........       Production, Corporate Headquarters                 Owned
   Uznach, Switzerland....................       Production                                         Owned
   Urdorf, Switzerland....................       Production                                         Owned
   Schwerzenbach, Switzerland.............       Production                                         Leased
   Albstadt, Germany......................       Production                                         Owned
   Giesen, Germany........................       Production                                         Owned
   Giessen, Germany.......................       Sales and Service                                  Owned
   Steinbach, Germany.....................       Sales and Service                                  Owned
   Bethune, France........................       Production                                         Leased
   Viroflay, France.......................       Sales and Service                                  Owned
   Beersel, Belgium.......................       Sales and Service                                  Owned
   Sint-Michielsgestel, Netherlands.......       Sales and Service                                  Leased
   Tiel, Netherlands......................       Sales and Service                                  Owned
   Leicester, England.....................       Sales and Service                                  Leased
   Manchester, England....................       Production, Sales and Service                      Leased
   Royston, England.......................       Production, Sales and Service                      Leased

Americas:
   Columbus, Ohio.........................       Sales and Service, North American                  Leased
                                                 Headquarters
   Worthington, Ohio......................       Production                                         Owned
   Spartanburg, South Carolina............       Production                                         Owned
   Franksville, Wisconsin.................       Production                                         Owned
   Ithaca, New York.......................       Production                                         Owned
   Woburn, Massachusetts..................       Production                                         Leased
   Florham Park, New Jersey...............       Production, Sales and Service                      Leased
   Millersville, Maryland.................       Production, Sales and Service                      Leased
   Tampa, Florida.........................       Production, Sales and Service                      Leased
   Vernon Hills, Illinois.................       Production, Sales and Service                      Leased
   Mexico City, Mexico....................       Sales and Service                                  Leased
   San Paolo, Brazil......................       Production and Sales                               Leased

Other:
   Shanghai, China........................       Production                                         Building Owned;
                                                                                                    Land Leased
   Changzhou, China.......................       Production                                         Building Owned;
                                                                                                    Land Leased
   Melbourne, Australia...................       Sales and Service                                  Leased
   Mumbai, India..........................       Production, Sales and Service                      Leased



(1) We also conduct research and development activities at certain of the listed facilities in Switzerland, Germany, France, the United Kingdom, the United States and China.


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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                                    PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

MARKET INFORMATION FOR COMMON STOCK

         Our common stock is traded on the New York Stock Exchange under the symbol "MTD". The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the quarters indicated.


                                              Common Stock
                                               Price Range
                                              ------------
                                      High                      Low
                                      ----                      ---
1999
    First Quarter                 $27 15/16                 $19 5/8
    Second Quarter                $29                       $22 5/8
    Third Quarter                 $30 7/16                  $23 13/16
    Fourth Quarter                $39 1/2                   $27 5/8

1998
    First Quarter                 $22 3/8                   $16 9/16
    Second Quarter                $22 1/4                   $18
    Third Quarter                 $22 11/16                 $16 1/4
    Fourth Quarter                $28 15/16                 $16 3/4


HOLDERS

          At March 7, 2000 there were 391 holders of record of common stock and 38,712,272 shares of common stock outstanding. The number of holders of record excludes beneficial owners of common stock held in street name.

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

ITEM 6.       SELECTED FINANCIAL DATA

         The selected historical financial information set forth below at December 31, 1999, 1998, 1997, 1996 and 1995, for the years ended December 31, 1999, 1998 and 1997, for the period from October 15, 1996 to December 31, 1996, for the period from January 1, 1996 to October 14, 1996 and for the year ended December 31, 1995 is derived from our consolidated financial statements. The financial information for all periods prior to October 15, 1996, the date of our acquisition from Ciba-Geigy (the "Acquisition"), is combined financial information of the Mettler-Toledo group of companies (the "Predecessor
Business"). The combined historical data of the Predecessor Business and the consolidated historical data of the Company are not comparable in many respects due to the Acquisition and the Safeline acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes. The financial information presented below, in thousands except per share data, was prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").


                                                           Mettler-Toledo International Inc.                 Predecessor Business
                                             ---------------------------------------------------------   --------------------------
                                                                                           October 15     January 1
                                              Year ended     Year ended     Year ended         to            to         Year ended
                                             December 31,   December 31,   December 31,   December 31,   October 14,   December 31,
                                                1999           1998           1997           1996          1996           1995
                                             ------------   ------------   ------------   ------------   -----------   ------------
Statement of Operations Data:
  Net sales................................   $1,065,473     $935,658       $878,415       $186,912       $662,221      $850,415
  Cost of sales............................      585,007(a)   520,190        493,480(c)     136,820(f)     395,239       508,089
                                              ----------     --------       --------       ---------       -------       -------
  Gross profit.............................      480,466      415,468        384,935         50,092        266,982       342,326
  Research and development.................       57,393       48,977         47,551          9,805         40,244        54,542
  Selling, general and administrative......      300,389      265,511        260,397         59,353        186,898       248,327
  Amortization.............................       10,359        7,634          6,222          1,065          2,151         2,765
  Purchased research and development.......            -        9,976(b)      29,959(d)     114,070(g)           -             -
  Interest expense.........................       21,980       22,638         35,924          8,738         13,868        18,219
  Other charges (income), net (h)..........       10,468        1,197         10,834         17,137         (1,332)       (9,331)
                                                 -------      -------        -------        -------        --------      --------
  Earnings (loss) before taxes, minority
    interest and extraordinary items.......       79,877       59,535         (5,952)      (160,076)        25,153        27,804
  Provision for taxes......................       31,398       20,999         17,489           (938)        10,055         8,782
  Minority interest........................          378          911            468            (92)           637           768
                                                 -------      -------        -------       --------        -------       -------
  Earnings (loss) before extraordinary
    items..................................       48,101       37,625        (23,909)      (159,046)        14,461        18,254
  Extraordinary items -
  debt extinguishments.....................            -            -        (41,197)(e)          -              -             -
                                                 -------      -------       ---------     ----------       -------       -------
  Net earnings (loss)......................      $48,101      $37,625       $(65,106)     $(159,046)       $14,461       $18,254
                                                 =======      =======       =========     ==========       =======       =======

  Basic earnings (loss) per common share:
    Net earnings (loss) before
       extraordinary items.................      $  1.25      $  0.98       $  (0.76)     $ (5.18)
    Extraordinary items....................            -            -          (1.30)           -
                                                 -------      -------       ---------     --------
    Net earnings (loss)....................      $  1.25      $  0.98       $  (2.06)     $ (5.18)
                                                 =======      =======       =========     ========

    Weighted average number of common shares  38,518,084   38,357,079      31,617,071   30,686,065

  Diluted earnings (loss) per common share:
    Net earnings (loss) before
       extraordinary items.................      $  1.16      $  0.92       $  (0.76)     $ (5.18)
    Extraordinary items....................            -            -          (1.30)           -
                                                --------      -------       ---------     --------
    Net earnings (loss)....................      $  1.16      $  0.92       $  (2.06)     $ (5.18)
                                                 =======      =======       =========     ========

    Weighted average number of common shares  41,295,757   40,682,211      31,617,071   30,686,065

Balance Sheet Data (at end of period):
  Cash and cash equivalents................     $ 17,179     $ 21,191       $ 23,566      $ 60,696                       $ 41,402
  Working capital..........................       81,470       90,042         79,163       103,697                        136,911
  Total assets.............................      820,973      820,441        749,313       771,888                        724,094
  Long-term third party debt...............      249,721      340,246        340,334       373,758                          3,621
  Net borrowing from Ciba and
    affiliates (i).........................            -            -              -             -                        203,157
  Other non-current liabilities (j)........      100,334      103,201         91,011        96,810                         84,303
  Shareholders' equity (k).................      112,015       53,835         25,399        12,426                        193,254


                                                        (Footnotes on next page)

(Footnotes from previous page)
-----------------------------
(a) In connection with acquisitions in 1999, including the acquisition of the Testut-Lutrana group, we allocated $998 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1999.
(b) In connection with the Bohdan acquisition, we allocated, based upon independent valuations, $9,976 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Bohdan acquisition.
(c) In connection with the Safeline acquisition, we allocated $2,054 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1997.
(d) In connection with the Safeline acquisition, we allocated, based upon independent valuations, $29,959 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Safeline acquisition.
(e) Represents charges for the write-off of capitalized debt issuance fees and related expenses associated with our previous credit facilities. The amount for the year ended December 31, 1997 also includes the prepayment premium on the senior subordinated notes which were repurchased and the write-off of the related capitalized debt issuance fees.
(f) In connection with the Acquisition, we allocated $32,194 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the period October 15, 1996 to December 31, 1996.
(g) In connection with the Acquisition, we allocated, based upon independent valuations, $114,070 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Acquisition.
(h) Other charges (income), net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. For the years ended December 31, 1999 and 1998, the amount shown includes $825 and $650, respectively, of expenses incurred on behalf of certain selling shareholders in connection with the secondary offerings. The 1999 amount also includes a gain on an asset sale of approximately $3,100, a charge of $8,007 to transfer production lines from the Americas to China and Europe and the closure of facilities and losses of approximately $4,100 in connection with the exit from our glass batching business based in Belgium. For the year ended December 31, 1997, the amount shown includes a restructuring charge of $6,300 to consolidate three facilities in North America.
(i) Includes notes payable and long-term debt payable to Ciba and affiliates less amounts due from Ciba and affiliates.
(j) Consists primarily of obligations under various pension plans and plans that provide post-retirement medical benefits. See Note 12 to the audited consolidated financial statements included herein.
(k) Shareholders' equity for the Predecessor Business consists of the combined net assets of the Mettler-Toledo group of companies.

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

         Our financial information is presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). Financial results following our initial public offering in November 1997 and the Safeline acquisition in May 1997 are not comparable in many respects to the financial results prior to those events.

         In 1999, we attained two important financial milestones. Our net sales exceeded $1 billion and our total debt was reduced below $300 million, despite spending approximately $175 million on acquisitions in the last three years.

         Net sales in local currency increased 16% in 1999, 8% in 1998 and 11% in 1997. The strengthening of the U.S. dollar versus our major trading currencies reduced U.S. dollar - reported sales growth in each year. Net sales in U.S. dollars increased 14% in 1999, 7% in 1998 and 3% in 1997.

         In 1999, we had solid local currency sales growth of 19% in Europe, 15% in the Americas and 11% in Asia and other markets. We believe our sales growth over the next several years will come primarily from (i) the needs of our lab and industrial customers in developed markets to continue to automate their research and development and manufacturing processes, (ii) the needs of our retail customers in Europe to upgrade their scales for the implementation of the euro, (iii) the needs of our retail customers to implement sophisticated perishable goods management systems using weighing and PC technology in a networked environment, (iv) the needs of customers in emerging markets to continue modernizing research and development and manufacturing processes through the use of increasingly sophisticated instruments and (v) acquisition opportunities.

         We increased our gross profit margin before non-recurring acquisition costs from 44.1% in 1997 to 45.2% in 1999 and increased our Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) as a percentage of net sales from 9.3% in 1997 to 11.6% in 1999.

         This improved performance was achieved while we continued to invest in product development and in our distribution and manufacturing infrastructure. We believe that a significant portion of the increases in our Adjusted Operating Income resulted from our strategy to reduce costs, re-engineer our operations and focus on the highest value-added segments of the markets in which we compete.

Recent Acquisitions

         In May 1999, we completed the acquisition of the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France, with annual sales of approximately $50 million. We believe this acquisition is an excellent strategic fit given Testut-Lutrana's extensive sales and service network in France and excellent brand recognition. By virtue of this acquisition, we have assumed the leading position in food retail weighing in Europe and are well positioned to meet the rapidly changing demands of our European customer base.

         In April 1999, we announced that we had signed an agreement to convert our 60% joint venture in Changzhou, China, into a legal structure that provides us with full control. Through this change in ownership, we will be able to fully leverage this low-cost manufacturing base for international markets. This move further demonstrates our strategic commitment to Asia and our belief in the fundamental growth factors for the region.

         In 1998, we decided to pursue opportunities in the automated drug and chemical compound discovery and development market, and build on our leadership position as a provider of automated lab reactors and reaction calorimeters.

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

         In July 1998, we also extended our product offerings to the automated drug and chemical compound discovery market with our acquisition of Bohdan Automation Inc. Bohdan is a leading supplier of laboratory automation and automated synthesis products used in research for life science applications for pharmaceutical and agricultural products and in other applications in the food and chemicals industries.

         These acquisitions enable us to offer a strong and comprehensive array of solutions, from sample preparation to compound synthesis to process development. We believe that our customers want solutions in this market from a company like Mettler-Toledo, with a reputation for innovation and quality and with a global presence and service network.

Secondary Offerings and IPO

         In 1999 and 1998, certain selling shareholders completed secondary offerings totalling 6,099,250 and 11,464,400 shares, respectively, of our common stock, including the underwriters' over-allotment options. No directors, executive officers or other employees sold shares, and we did not sell shares or receive proceeds in the offerings. We incurred charges of $0.8 million and $0.7 million in connection with the offerings during 1999 and 1998, respectively.

         During the fourth quarter of 1997, we completed our initial public offering of 7,666,667 shares of common stock at a per share price of $14.00. The offering raised net proceeds, after underwriters' commission and expenses, of approximately $97.3 million. Concurrently with the offering, we refinanced our existing credit facility by entering into a new credit facility, borrowings from which, along with the proceeds from the offering, were used to repay substantially all of our then-existing debt, including all of our 9 3/4% senior subordinated notes due 2006. In connection with this refinancing, we recorded an extraordinary charge of $31.6 million, net of tax, principally for prepayment premiums on certain debt repaid and for the write-off of existing deferred financing fees. We also paid a one-time termination fee of $2.5 million in connection with the termination of our management services agreement with AEA Investors Inc.

Cost Reduction Programs

         As part of our efforts to reduce costs, we evaluate from time to time the cost effectiveness of our global manufacturing strategy. Over the next few years, we intend to continue to develop China as a low-cost manufacturing resource and to seek other manufacturing cost-saving opportunities. In this respect, we recorded a charge of $8.0 million in 1999 associated with the transfer of production lines from the Americas to China and Europe and the closure of facilities. We believe that the future cash benefits of these programs will exceed the costs, although the cash outflows will precede the cash flow benefits. The charge relates primarily to severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets.

         An initiative that we launched in 1999 is a worldwide procurement project. The project is intended to eliminate price differences between units, leverage potential opportunities to increase buying power, and work to establish worldwide sourcing arrangements. We envision it will take at least two years to obtain benefits from this project. It is too early to determine the potential cost savings.

         During 1999, we also exited our glass batching business based in Belgium. In this respect, we incurred losses of $4.1 million during 1999 primarily for severance and other costs of exiting this business. We completed our exit of the glass batching business by the end of 1999.

Results of Operations

         The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997. The consolidated statement of operations data, in thousands, for the year ended December 31, 1997 includes Safeline results from May 31, 1997.


                                                     1999 (a)           1998(b)      1997(c)(d)
                                                     --------           -------      ----------
Net sales..............................            $1,065,473          $935,658        $878,415
Cost of sales..........................               585,007           520,190         493,480
                                                      -------           -------         -------
Gross profit...........................               480,466           415,468         384,935
Research and development...............                57,393            48,977          47,551
Selling, general and administrative....               300,389           265,511         260,397
Amortization...........................                10,359             7,634           6,222
Purchased research and development.....                     -             9,976          29,959
Interest expense.......................                21,980            22,638          35,924
Other charges, net(e)..................                10,468             1,197          10,834
                                                      -------           -------         -------
Earnings (loss) before taxes,
  minority interest and extraordinary items         $  79,877         $  59,535        $ (5,952)
                                                     ========          ========        ========
Adjusted Operating Income(f)...........             $ 123,682         $ 100,980        $ 81,541
                                                    =========         =========        ========

(a) In connection with acquisitions in 1999, including the acquisition of the Testut-Lutrana group, we allocated $998 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1999.
(b) In connection with the Bohdan acquisition, we allocated, based upon independent valuations, $9,976 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Bohdan acquisition.
(c) In connection with the Safeline acquisition, we allocated $2,054 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories revalued in connection with the Safeline acquisition were sold in the second quarter of 1997.
(d) In connection with the Safeline acquisition, we allocated, based upon independent valuations, $29,959 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Safeline acquisition.
(e) Other charges, net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. For the years ended December 31, 1999 and 1998, the amount shown includes $825 and $650, respectively, of expenses incurred on behalf of certain selling shareholders in connection with the secondary offerings. The 1999 amount also includes a gain on an asset sale of approximately $3,100, a charge of $8,007 to transfer production lines from the Americas to China and Europe and the closure of facilities and losses of approximately $4,100 in connection with the exit from our glass batching business based in Belgium. For the year ended December 31, 1997, the amount shown includes a charge of $6,300 to consolidate three facilities in North America.
(f) Adjusted Operating Income is defined as operating income (gross profit less research and development and selling, general and administrative expenses) before amortization and non-recurring costs. Non-recurring costs which have been excluded are the costs set forth in Notes (a) and (c) above. Non-recurring costs for the year ended December 31, 1997 also include a charge of $2,500 in connection with the termination of our management services agreement with AEA Investors Inc. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings (loss) as an indicator of our operating performance.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales were $1,065.5 million for the year ended December 31, 1999, compared to $935.7 million in the prior year. This reflected an increase of 16% in local currencies during 1999. Results for 1999 were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during 1999 increased 14%.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 19% in local currencies during 1999, versus the prior year. The increase largely reflected the effect of Testut-Lutrana, as well as organic growth in our business. Net sales in local currencies during 1999 in the Americas increased 15% principally due to organic growth in our business, as well as the effect of businesses acquired. Net sales in Asia and other markets increased 11% in local currencies during 1999. The results of our business in Asia and other markets during 1999 primarily represented improved economic conditions throughout the region, which began in the fourth quarter of 1998.

         The operating results for Testut-Lutrana (which were included in our results from May 1, 1999) would have had the effect of increasing our net sales by an additional $38.8 million in 1998, if included from May 1, 1998.

         Gross profit as a percentage of net sales increased to 45.2% for 1999, compared to 44.4% for 1998, before non-recurring acquisition costs.

         Research and development expenses as a percentage of net sales increased to 5.4% for 1999, compared to 5.2% for the prior year. The increase primarily reflected increased research and development activity related to product introductions, as well as the effect of acquired businesses.

         Selling, general and administrative expenses as a percentage of net sales decreased to 28.2% for 1999, compared to 28.4% for the prior year.

         Adjusted Operating Income increased 22.5% to $123.7 million, or 11.6% of sales, for 1999, compared to $101.0 million, or 10.8% of sales, for the prior year. The 1999 period excludes the previously noted non-recurring acquisition charge of $1.0 million for the revaluation of inventories to fair value. The increased operating margin reflected the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $22.0 million for 1999, compared to $22.6 million for the prior year. The decrease was principally due to reduced debt levels.

         Other charges, net were $10.5 million for 1999, compared to other charges, net of $1.2 million for the prior year. The 1999 and 1998 amounts included charges of $0.8 million and $0.7 million relating to the secondary offerings completed in 1999 and 1998, respectively. The 1999 amount also included a gain on an asset sale of $3.1 million, charges of $8.0 million regarding the transfer of production lines from the Americas to China and Europe and the closure of facilities and losses of $4.1 million to exit our glass batching business based in Belgium. The 1998 amount also included gains on asset sales offset by other charges.

         Our tax rate in 1999 before non-recurring items was consistent with the prior year, excluding a benefit of approximately 5 percentage points or $3.6 million based upon a one-time change in Swiss tax law which benefited only the 1998 period. The 1998 period also included non-deductible purchased research and development charges incurred in connection with the Bohdan acquisition.

         Net earnings before expenses for the secondary offerings, acquisition charges and the $8.0 million charge to transfer production lines from the Americas to China and Europe and the closure of facilities were $57.9 million in 1999, compared to $48.3 million in 1998. This represents an increase of almost 30%, excluding the one-time tax benefit of $3.6 million received in 1998.

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

         Net sales in Europe increased 10% in local currencies during 1998, versus the prior year. We experienced favorable sales trends during 1998 in Europe, which began in the second half of 1997, as a result of the strengthening of the European economy. Net sales in local currencies during 1998 in the
Americas also increased 10% due to improved market conditions across most product lines, offset in part by weakness in Latin America. Net sales in local currencies in 1998 in Asia and other markets decreased 4%. The sales decline in Asia during 1998 results in part from a decline in net sales in Southeast Asia and Korea. In addition, during the second half of 1998 we also experienced a decline in net sales in Japan. Our sales and operating results in Asia and other emerging markets deteriorated due to poor economic conditions. These results in U.S. dollar terms were also affected by severe currency devaluations. We believe that our sales growth on a U.S. dollar basis was reduced by 1 to 2 percentage points during 1998 as a result of these poor economic conditions and devaluations.

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

         Gross profit as a percentage of net sales increased to 44.4% for 1998, compared to 44.1% for 1997, before non-recurring acquisition costs. The 1997 period excludes a $2.1 million non-cash charge associated with the excess of fair value over historical cost for inventories acquired in the Safeline acquisition.

         Research and development expenses as a percentage of net sales decreased to 5.2% for 1998, compared to 5.4% for the prior year. However, the local currency spending level remained relatively constant for the year.

         In July 1998, we acquired Bohdan Automation Inc., a leading supplier of laboratory automation and automated synthesis products. We incurred a charge of $10.0 million immediately following the acquisition based upon an independent valuation for purchased research and development costs for products being developed that had not established technological feasibility as of the date of the acquisition and, if unsuccessful had no alternative future use.

         Selling, general and administrative expenses as a percentage of net sales decreased to 28.4% for 1998, compared to 29.6% for the prior year. This decrease primarily reflected the benefits of ongoing cost-efficiency programs.

         Adjusted Operating Income was $101.0 million, or 10.8% of sales, for 1998, compared to $81.5 million, or 9.3% of sales, for the prior year, an increase of 23.8%. The 1997 period excludes the previously noted charge of $2.1 million for the revaluation of inventories to fair value in connection with the Safeline acquisition and $2.5 million in connection with the termination of our management services agreement with AEA Investors Inc. at the time of our initial public offering.

         Interest expense decreased to $22.6 million for 1998, compared to $35.9 million for the prior year. The decrease was principally due to benefits received from our initial public offering, the refinancing completed at that time and cash flow provided by operations.

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

         The tax rate for 1998 included a benefit of approximately 5 percentage points based upon a one-time change in Swiss tax law which benefited only the 1998 period. The 1998 period also reflects efficiencies in our global tax structure, offset by the non-deductibility of purchased research and development charges incurred in connection with the Bohdan acquisition.

         The extraordinary loss of $41.2 million in 1997 represents charges for the early repayment premium on our senior subordinated notes and the write-off of capitalized debt issuance fees and related expenses associated with our senior subordinated notes and previous credit facilities.

         Net earnings excluding the expenses for purchased research and development and the secondary offering were $48.3 million in 1998, compared with net earnings before non-recurring items of $19.1 million in 1997. Such non-recurring items in 1997 include the previously mentioned charges for purchased research and development, the revaluation of inventories to fair value, the termination fee paid to AEA Investors Inc., restructuring charges, losses relating to derivative financial instruments and unhedged bank debt denominated in foreign currencies, and extraordinary items related to debt extinguishments.

Liquidity and Capital Resources

         At December 31, 1999, our consolidated debt, net of cash, was $279.4 million. We had borrowings of $280.4 million under our credit agreement and $16.2 million under various other arrangements as of December 31, 1999. Of our credit agreement borrowings, approximately $153.1 million was borrowed as term loans scheduled to mature in 2004 and $127.3 million was borrowed under a multi-currency revolving credit facility. At December 31, 1999, we had $277.0 million of availability remaining under the revolving credit facility.

         At December 31, 1999, approximately $96.5 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $200.1 million at December 31, 1999. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

         Under the credit agreement, amounts outstanding under the term loans are payable in quarterly installments. In addition, the credit agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The credit agreement imposes certain restrictions on us and our subsidiaries, including restrictions and limitations on the ability to pay dividends to our shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. We must also comply with several financial covenants. The credit agreement is secured by most of our assets.

         Cash provided by operating activities totaled $91.3 million in 1999, compared to $72.0 million in 1998 and $55.6 million in 1997. The increase resulted principally from improved Adjusted Operating Income.

         During 1999, we spent approximately $20.5 million on acquisitions, including approximately $2.0 million of working capital retained by sellers. These purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, we expect to make additional earn-out payments in 2000 relating to certain of our 1998 drug discovery acquisitions.

         Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $29.2 million in 1999, $28.6 million in 1998 and $22.3 million in 1997. We do not expect the level of our capital expenditure increases in 2000 to be significantly different than historical increases.

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

Year 2000

         We put in place detailed programs to address Year 2000 readiness internally and with certain suppliers. The Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize dates using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system or equipment failures.

         Pursuant to our readiness programs, all major categories of information technology systems and non-information technology systems (e.g., equipment with embedded microprocessors) in use by us, including manufacturing, sales, financial and human resources, were inventoried and assessed. We also reviewed our products, including products sold in recent years, and believe that our products are Year 2000 compliant. We believe that all internal mission-critical information technology and non-information technology systems are Year 2000 compliant.

         We have not experienced any significant Year 2000 problems to date. While we believe that the identification of significant Year 2000 issues is unlikely at this time, there is an ongoing risk that Year 2000 related problems could still occur and we will continue to monitor the situation closely.

         The costs incurred to date related to our Year 2000 activities have not been material. We do not expect to realize a significant reduction in related expenditures now that the work on Year 2000 compliance is complete.

European Economic and Monetary Union

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

         We have recognized the introduction of the euro as a significant event with potential implications for existing operations. Currently, we operate in all of the participating countries in the EMU. We expect nonparticipating European Union countries, where we also have operations, may eventually join the EMU.

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

         Because of the staggered introduction of the euro regarding non-cash and cash transactions, we have developed our plans to address our accounting and business systems first and our business assets second. We were euro compliant within our accounting and business systems by the end of 1999 and expect to be compliant within our other business assets prior to the introduction of the euro bills and coins. Compliance in participating and nonparticipating countries will be achieved primarily through upgraded systems, which were previously planned to be upgraded. Remaining systems will be modified to achieve compliance. We do not currently expect to experience any significant operational disruptions or to incur any significant costs, including any currency risk, which could materially affect our liquidity or capital resources. We are preparing plans to address issues within the transitional period when both legacy and euro currencies may be used.

         We are reviewing our pricing strategy throughout Europe due to the increased price transparency created by the euro and are attempting to adjust prices in some of our markets. We are also encouraging our suppliers, even in Switzerland, to commence transacting in the euro. We do not believe that the effect of these adjustments will be material.

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

         We have entered into foreign currency forward contracts to hedge short-term intercompany balances with our foreign businesses. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar and Swiss franc on these foreign currency-denominated contracts indicates that if the U.S. dollar and Swiss franc uniformly weakened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $3.7 million at December 31, 1999 as compared with $2.6 million at December 31, 1998. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under "Effect of Currency on Results of Operations."

         We have entered into certain interest rate swap agreements in order to limit our exposure to increases in interest rates. These contracts are more fully described in Note 5 to our audited consolidated financial statements. Based on our agreements outstanding at December 31, 1999, a 100 basis point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $9.4 million, as compared with $8.2 million at December 31, 1998. Conversely, a 100 basis point decrease in interest rates would result in a $9.4 million net reduction in the net aggregate market value of these instruments, as compared with $8.8 million at December 31, 1998. Any change in fair value would not affect our Consolidated Statement of Operations unless such agreements and the variable rate debt they hedge were prematurely settled.

         We have designated certain of our Swiss franc debt as a hedge of our net investments. A sensitivity analysis to changes in the U.S. dollar on such debt at December 31, 1999 indicates that if the U.S. dollar weakened by 10% against the Swiss franc, the fair value of such debt would increase by $14.7 million as compared with $26.2 million at December 31, 1998. Any changes in fair value of the debt are recorded in comprehensive income and offset the impact on comprehensive income of foreign exchange changes on the net investments which they hedge.

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging

Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not determined the effect of the adoption of this statement.

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

         These  forward-looking  statements are subject to a number of risks and uncertainties, including those identified in Exhibit 99.1 to our Annual Report on Form 10-K, which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Discussion of this item is on page 40 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Name                    Age          Position

Robert F. Spoerry         44         President, Chief Executive Officer and
                                     Chairman of the Board of Directors
William P. Donnelly       38         Chief Financial Officer
Lukas Braunschweiler      43         Head, Industrial and Retail
Peter Burker              54         Head, Human Resources
Karl M. Lang              53         Head, Asia Pacific
Thomas Rubbe              45         Head, Logistics and Information Systems
Daniel G. Schillinger     41         Head, Laboratory Division
Philip Caldwell           80         Director
John T. Dickson           54         Director
Reginald H. Jones         82         Director
John D. Macomber          72         Director
George M. Milne           56         Director
Laurence Z. Y. Moh        74         Director
Thomas P. Salice          40         Director

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

         Lukas Braunschweiler has been Head, Industrial and Retail of the Company since 1999. From 1995 to 1999 he served as Head, Industrial and Retail (Europe). From 1992 until 1995 he held various senior management positions with the Landis & Gyr Group, a manufacturer of electrical meters. Prior to 1992, he was a Vice President in the Technology Group of Saurer Group, a manufacturer of textile machinery.

         Peter Burker has been Head, Human Resources of the Company since 1994. From 1992 to 1994 he was Mettler-Toledo's General Manager in Spain, and from 1989 to 1991 he headed the Company's operations in Italy.

         Karl M. Lang has been Head, Asia Pacific of the Company since January 2000. From 1994 to January 2000 he served as Head, Laboratory Division. From 1991 to 1994 he was based in Japan as a representative of senior management with responsibility for expansion of the Asian operations.

         Thomas Rubbe has been Head, Logistics and Information Systems of the Company since 1995. From 1990 to 1995 he was head of Controlling, Finance and Administration with the Company's German marketing organization.

         Daniel G. Schillinger has been Head, Laboratory Division of the Company since January 2000. From 1995 to 1999 he was with Grundfos, a Danish industrial instrument manufacturer, as head of the mid- and east European sales companies and as General Manager for Germany. Prior to 1995, he held various positions in R&D and technology management with ABB, an engineering concern, and with Landis & Gyr, a manufacturer of electrical meters and building control systems.

         Philip Caldwell has been a Director since October 1996. Prior to May 1998, Mr. Caldwell served as Chairman of the Board of Directors. Mr. Caldwell spent 32 years at Ford Motor Company, where he served as Chairman of the Board of Directors and Chief Executive Officer from 1980 to 1985 and a Director from 1973 to 1990. He served as a Director and Senior Managing Director of Lehman Bros. Inc. and its predecessor, Shearson Lehman Brothers Holdings, Inc., from 1985 to February 1998. Mr. Caldwell is also a Director of the Mexico Fund, Russell Reynolds Associates, Inc. and Waters Corporation. He is a member of the Zurich Financial Services Group US Advisory Board. He has served as a Director of the Chase Manhattan Bank, N.A., the Chase Manhattan Corp., Digital Equipment Corporation, Federated Department Stores Inc., Kellogg Company, CasTech Aluminum Group Inc., Specialty Coatings International Inc., American Guarantee & Liability Insurance Company, Zurich Holding Company of America, Inc., and Zurich Reinsurance Centre Holdings, Inc.

         John T. Dickson has been a Director since March 2000. Mr. Dickson is Executive Vice President of Lucent Technologies and CEO of its Microelectronics and Communications Technologies business. Mr. Dickson joined the Microelectronics group in 1993. Mr. Dickson is also a Director of the Semiconductor Industry Association and a member of the Board of Trustees of Lehigh Valley Health Network.

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

         John D. Macomber has been a Director since October 1996. He has been a principal of JDM Investment Group since 1992. He was Chairman and President of the Export-Import Bank of the United States (an agency of the U.S. Government) from 1989 to 1992. From 1973 to 1986 Mr. Macomber was Chairman and Chief Executive Officer of Celanese Corporation. Prior to that, Mr. Macomber was a Senior Partner of McKinsey & Company. Mr. Macomber is also a Director of IRI International, Lehman Brothers Holdings and Textron Inc.

         George M. Milne has been a Director since September 1999. Mr. Milne is President of the Central Research Division and Senior Vice President of Pfizer Inc., with responsibility for guiding the company's global pharmaceutical and animal health drug discovery and development efforts, a position he assumed in 1993. Since joining Pfizer in 1970, Mr. Milne has held a variety of senior management and research positions.

         Laurence Z. Y. Moh has been a Director since October 1996. At present, he is Chairman and Chief Executive Officer of Plantation Timber Products Limited (CHINA), which he founded in 1996. He is Chairman Emeritus of Universal Furniture Limited, which he founded in 1959.


         Thomas P. Salice has been a Director since October 1996. Mr. Salice is President and Chief Executive Officer of AEA Investors Inc. and has been associated with AEA Investors Inc. since June 1989. Mr. Salice is also a Director of Waters Corporation and Sovereign Specialty Chemicals, Inc.

ITEM 11.      EXECUTIVE COMPENSATION

         The information appearing in the sections captioned "Directors' Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement") is incorporated by reference herein.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing in the section "Principal Stockholders" in the 2000 Proxy Statement is incorporated by reference herein.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The   information   appearing   in  the  section   captioned   "Certain
Transactions" in the 2000 Proxy Statement is incorporated by reference herein.

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

                                             Mettler-Toledo International Inc.
                                                         (Registrant)

Date: March 24, 2000                         By:  /s/ ROBERT F. SPOERRY
                                                  ---------------------
                                                   Robert F. Spoerry
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date

                                  Chairman of the Board,
                                       President and
  /s/ ROBERT F. SPOERRY           Chief Executive Officer        March 24, 2000
--------------------------
    Robert F. Spoerry
                                    Vice President and
                                  Chief Financial Officer
                                 (Principal financial and
 /s/ WILLIAM P. DONNELLY            accounting  officer)         March 24, 2000
--------------------------
   William P. Donnelly

   /s/ PHILIP CALDWELL                   Director                March 24, 2000
--------------------------
     Philip Caldwell
                                         Director

--------------------------
     John T. Dickson

  /s/ REGINALD H. JONES                  Director                March 24, 2000
--------------------------
    Reginald H. Jones

   /s/ JOHN D. MACOMBER                  Director                March 24, 2000
--------------------------
     John D. Macomber

   /s/ GEORGE M. MILNE                   Director                March 24, 2000
--------------------------
     George M. Milne

  /s/ LAURENCE Z.Y. MOH                  Director                March 24, 2000
--------------------------
    Laurence Z.Y. Moh

  /s/ THOMAS P. SALICE                   Director                March 24, 2000
--------------------------
     Thomas P. Salice

                                                                                          Page Number or
 Exhibit No.                   Description                                           Incorporation by Reference
 -----------                   -----------                                           --------------------------
      3.1          Amended and Restated Certificate of                    Filed as Exhibit 3.1 to the Annual Report on Form
                   Incorporation of the Company                           10-K of the Company dated March 13, 1998 and
                                                                          incorporated herein by reference

      3.2*         Amended By-laws of the Company, effective              Page 84
                   February 3, 2000

      4.1          Specimen Form of the Company's Stock                   Filed as Exhibit 4.3 to the Registration Statement,
                   Certificate                                            as amended, on Form S-1 of the Company (Reg. No.
                                                                          333-35597) and incorporated herein by reference

     10.1          Employment Agreement between Robert F. Spoerry         Filed as Exhibit 10.4 to the Annual Report on Form
                   and Mettler-Toledo AG, dated as of October 30,         10-K of Mettler-Toledo Holding Inc. dated March 31,
                   1996                                                   1997 and incorporated herein by reference

     10.2          Employment Agreement between Lukas                     Filed as Exhibit 10.2 to the Annual Report on Form
                   Braunschweiler and Mettler-Toledo GmbH dated           10-K of the Company dated March 13, 1998 and
                   as of November 10, 1997                                incorporated herein by reference

     10.3          Employment Agreement between William P.                Filed as Exhibit 10.3 to the Annual Report on Form
                   Donnelly and Mettler-Toledo GmbH dated as of           10-K of the Company dated March 13, 1998 and
                   November 10, 1997                                      incorporated herein by reference

     10.4          Employment Agreement between Karl M. Lang and          Filed as Exhibit 10.4 to the Annual Report on Form
                   Mettler-Toledo GmbH dated as of November 10,           10-K of the Company dated March 13, 1998 and
                   1997                                                   incorporated herein by reference

     10.5          Loan Agreement between Robert F. Spoerry and           Filed as Exhibit 10.6 to the Annual Report on Form
                   Mettler-Toledo AG, dated as of October 7, 1996         10-K of Mettler-Toledo  Holding Inc. dated March 31,
                                                                          1997 and incorporated herein by reference

     10.6          Regulations of the Performance Oriented Bonus          Filed as Exhibit 10.7 to the Annual Report on Form
                   System (POBS) - Incentive System for the               10-K of the Company dated March 18, 1999 and
                   Management of Mettler Toledo, effective as of          incorporated herein by reference
                   November 5, 1998

     10.7*         Regulations of the POBS Plus - Incentive               Page 96
                   Scheme for Senior Management of Mettler
                   Toledo, effective as of March 14, 2000

     10.8          Credit Agreement, dated as of November 19,             Filed as Exhibit 10.9 to the Annual Report on Form
                   1997, between Mettler-Toledo International             10-K of the Company dated March 13, 1998 and
                   Inc., as Guarantor, Mettler-Toledo, Inc.,              incorporated herein by reference
                   Mettler-Toledo AG, as Borrowers, Safeline
                   Holding Company as UK Borrower,
                   Mettler-Toledo, Inc., as Canadian Borrower and
                   Merrill Lynch & Co. as Arranger and
                   Documentation Agent, and the Lenders thereto

     10.9          Amendment No.1, dated as of September 30,              Filed as Exhibit 10 to the Quarterly Report on Form
                   1998, to the Second Amended and Restated               10-Q of the Company, dated November 16, 1998 and
                   Credit Agreement, dated as of November 19,             incorporated herein by reference
                   1997


                                                                                          Page Number or
 Exhibit No.                   Description                                           Incorporation by Reference
 -----------                   -----------                                           --------------------------

     10.10         1997 Amended and Restated Stock Option Plan            Filed as Exhibit 10.10 to the Registration
                                                                          Statement on Form S-1 of the Company (Reg. No.
                                                                          333-35597) and incorporated herein by reference)

     10.11*        Employment Agreement between Peter Burker and          Page 100
                   Mettler-Toledo GmbH dated as of November 10,
                   1997

     10.12*        Employment Agreement between Daniel G.                 Page 106
                   Schillinger and Mettler-Toledo GmbH dated as
                   of January 1, 2000

     10.13*        Regulations of the POBS PLUS - Incentive               Page 111
                   Scheme for Members of the Group Management of
                   Mettler Toledo, effective as of March 7, 2000

     21*           Subsidiaries of the Company                            Page 115

     27.1*         Financial Data Schedule                                Page 118

     99.1*         Factors Affecting our Future Operating Results         Page 119
---------------
* Filed herewith

                                       E-2

                        METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page

Independent Auditors' Reports..........................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...........    F-4

Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997....................................   F-5

Consolidated Statements of Shareholders' Equity
    for the years ended December 31, 1999, 1998 and 1997...............    F-6

Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997...................................    F-7

Notes to Consolidated Financial Statements.............................    F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Mettler-Toledo International Inc.

In our opinion, the consolidated  financial statements listed in the index under
Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 14 (a) (2) on page 47 presents fairly, in all material respects, the information set forth therein for 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers AG


Zurich, Switzerland
February 3, 2000

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Mettler-Toledo International Inc.


We have audited the accompanying consolidated balance sheet of Mettler-Toledo International Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mettler-Toledo International Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with accounting principles generally accepted in the United States of America.


KPMG Fides Peat


Zurich, Switzerland
February 5, 1999


                                       METTLER-TOLEDO INTERNATIONAL INC.
                                          CONSOLIDATED BALANCE SHEETS
                                               As of December 31
                                     (In thousands, except per share data)

                                                                                      1999             1998
                                                                                    --------         --------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................         $ 17,179         $ 21,191
   Trade accounts receivable, less allowances of $9,827 in 1999
      and $9,443 in 1998...................................................          203,750          178,525
   Inventories, net........................................................          123,901          112,059
   Other current assets and prepaid expenses...............................           43,115           46,455
                                                                                     -------          -------
     Total current assets..................................................          387,945          358,230
Property, plant and equipment, net.........................................          199,723          230,264
Excess of cost over net assets acquired, net of accumulated amortization
   of $21,313 in 1999 and $13,911 in 1998..................................          204,395          213,772
Other non-current assets ..................................................           28,910           18,175
                                                                                     -------          -------
     Total assets..........................................................         $820,973         $820,441
                                                                                    ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable.................................................          $ 81,234         $ 58,740
   Accrued and other liabilities...........................................          105,783           91,049
   Accrued compensation and related items..................................           53,510           45,906
   Taxes payable...........................................................           48,769           51,302
   Short-term borrowings and current maturities of long-term debt.........            46,879           46,432
                                                                                     -------          -------
     Total current liabilities.............................................          336,175          293,429
Long-term debt.............................................................          249,721          340,246
Non-current deferred taxes.................................................           22,728           25,566
Other non-current liabilities..............................................          100,334          103,201
                                                                                     -------          -------
     Total liabilities....................................................           708,958          762,442

Minority interest..........................................................                -            4,164
Shareholders' equity:
   Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                -                -
   Common stock, $0.01 par value per share; authorized 125,000,000 shares;
     issued 38,674,768 and 38,400,363 (excluding 64,467 shares held in
     treasury) at December 31, 1999 and 1998...............................              386              384
   Additional paid-in capital..............................................          288,092          285,161
   Accumulated deficit ....................................................         (138,426)        (186,527)
   Accumulated other comprehensive loss....................................          (38,037)         (45,183)
                                                                                    --------         --------
     Total shareholders' equity ...........................................          112,015           53,835
Commitments and contingencies..............................................
                                                                                    --------         --------
     Total liabilities and shareholders' equity ...........................         $820,973         $820,441
                                                                                    ========         ========



            The  accompanying  notes are an integral part of these consolidated financial statements.

                                           F-4

                                       METTLER-TOLEDO INTERNATIONAL INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                        For the years ended December 31
                                   (In thousands, except per share data)

                                                        1999             1998               1997
                                                   ----------          --------          --------
Net sales..................................        $1,065,473          $935,658          $878,415
Cost of sales..............................           585,007           520,190           493,480
                                                      -------           -------           -------
    Gross profit...........................           480,466           415,468           384,935
Research and development...................            57,393            48,977            47,551
Selling, general and administrative........           300,389           265,511           260,397
Amortization...............................            10,359             7,634             6,222
Purchased research and development.........                 -             9,976            29,959
Interest expense...........................            21,980            22,638            35,924
Other charges, net.........................            10,468             1,197            10,834
                                                       ------             -----            ------
    Earnings (loss) before taxes, minority
       interest and extraordinary items....            79,877            59,535            (5,952)
Provision for taxes........................            31,398            20,999            17,489
Minority interest..........................               378               911               468
                                                      -------          --------          --------
    Net earnings (loss) before extraordinary
       items...............................            48,101            37,625           (23,909)
Extraordinary items-
       debt extinguishments, net of tax....                 -                 -           (41,197)
                                                      -------          --------           --------
    Net earnings (loss)....................           $48,101           $37,625          $(65,106)
                                                      =======           =======          =========

Basic earnings (loss) per common share:
    Net earnings (loss) before extraordinary
    items..................................             $1.25             $0.98            $(0.76)
    Extraordinary items....................                 -                 -             (1.30)
                                                        -----             -----            -------
    Net earnings (loss)....................             $1.25             $0.98            $(2.06)
                                                        =====             =====            =======
    Weighted average number of common shares       38,518,084        38,357,079         31,617,071

Diluted earnings (loss) per common share:
    Net earnings (loss) before extraordinary
    items..................................            $1.16             $0.92             $(0.76)
    Extraordinary items....................                -                 -              (1.30)
                                                       -----             -----             -------
    Net earnings (loss)....................            $1.16             $0.92             $(2.06)
                                                       =====             =====             =======
    Weighted average number of common shares      41,295,757        40,682,211          31,617,071



         The  accompanying  notes are an integral part of these consolidated financial statements.



                                       METTLER-TOLEDO INTERNATIONAL INC.
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        For the years ended December 31
                                                (In thousands)


                                                     Common Stock                                          Accumulated
                                                      All Classes            Additional                       Other
                                               -----------------------        Paid-in       Accumulated    Comprehensive
                                                Shares          Amount        Capital         Deficit         Loss           Total
                                              ----------        ------        --------      ----------      ---------       -------

Balance at December 31, 1996..........         2,438,514           $25        $188,084      $(159,046)      $(16,637)       $12,426
New issuance of Class A and C shares..             3,857             -             300              -              -            300
Purchase of Class A and C treasury
   stock..............................            (5,123)           (1)           (668)             -              -           (669)
Common stock conversion...............        28,232,099           282            (282)             -              -              -
Proceeds from stock offering..........         7,666,667            77          97,196              -              -         97,273
Comprehensive loss:
   Net loss...........................                 -             -               -        (65,106)             -        (65,106)
   Change in currency translation
      adjustment......................                 -             -               -               -       (18,825)       (18,825)
                                                                                                                            --------
Comprehensive loss....................                                                                                      (83,931)
                                              ----------          ----        --------      ----------      ---------       --------
Balance at December 31, 1997..........        38,336,014          $383        $284,630      $(224,152)      $(35,462)       $25,399
Exercise of stock options.............            64,349             1             531                             -            532
Comprehensive income:
   Net earnings.......................                 -             -               -         37,625              -         37,625
   Change in currency translation
      adjustment......................                 -             -               -               -        (4,962)        (4,962)
   Minimum pension liability..........                 -             -               -               -        (4,759)        (4,759)
                                                                                                                            --------
Comprehensive income..................                                                                                       27,904
                                              ----------          ----        --------      ----------      ---------       -------
Balance at December 31, 1998..........        38,400,363          $384        $285,161      $(186,527)      $(45,183)       $53,835
Exercise of stock options.............           274,405             2           2,931               -             -          2,933
Comprehensive income:
   Net earnings.......................                 -             -               -         48,101              -         48,101
   Change in currency translation
      adjustment......................                 -             -               -               -         2,387          2,387
   Minimum pension liability..........                 -             -               -               -         4,759          4,759
                                                                                                                            -------
Comprehensive income..................                                                                                       55,247
                                              ----------          ----        --------      ----------      ---------       -------
Balance at December 31, 1999..........        38,674,768          $386        $288,092      $(138,426)      $(38,037)      $112,015
                                              ==========          ====        ========      ==========      =========      ========




            The  accompanying  notes are an integral part of these  consolidated financial statements.


                                      METTLER-TOLEDO INTERNATIONAL INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        For the years ended December 31
                                                (In thousands)

                                                                        1999               1998               1997
                                                                       -------            -------           --------
Cash flows from operating activities:
   Net earnings (loss).....................................            $48,101            $37,625           $(65,106)
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
      Depreciation.........................................             24,940             24,592             25,613
      Amortization.........................................             10,359              7,634              6,222
      Write-off of purchased research and
         development and cost of sales associated
         with revaluation of inventories...................                998              9,976             32,013
      Extraordinary items..................................                  -                  -             41,197
      Net (gain) loss on disposal of long-term assets......             (3,269)            (2,868)                33
      Deferred taxes and adjustments to goodwill...........             (1,636)            (1,200)             4,244
      Minority interest....................................                378                911                468
   Increase (decrease) in cash resulting from changes in:
      Trade accounts receivable, net.......................            (19,437)           (16,391)            (8,113)
      Inventories..........................................             (9,540)            (5,953)            (2,740)
      Other current assets.................................             11,363              3,300             (7,177)
      Trade accounts payable...............................             16,239             17,523              4,936
      Accruals and other liabilities.......................             12,844             (3,107)            24,059
                                                                        ------             ------             ------
        Net cash provided by operating activities..........             91,340             72,042             55,649
                                                                        ------             ------             ------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment.....             10,151             22,500             15,913
   Purchase of property, plant and equipment...............            (29,188)           (28,633)           (22,251)
   Acquisitions, net of seller financings..................            (18,468) (a)       (28,925) (a)       (80,469) (a)
   Other investing activities..............................                  -               (885)            (9,184)
                                                                       --------             ------           --------
        Net cash used in investing activities..............            (37,505)           (35,943)           (95,991)
                                                                       --------           --------           --------
Cash flows from financing activities:
   Proceeds from borrowings................................             20,640             23,019            614,245
   Repayments of borrowings................................            (80,393)           (62,376)          (703,201)
   Proceeds from issuance of common stock..................              2,592                532             97,573
   Purchase of treasury stock..............................                  -                  -               (669)
                                                                       --------          ---------             ------
        Net cash provided by (used in) financing activities            (57,161)           (38,825)             7,948
                                                                       --------          ---------             ------
Effect of exchange rate changes on cash and cash equivalents              (686)               351             (4,736)
                                                                         -----                ---             -------
Net decrease in cash and cash equivalents..................             (4,012)            (2,375)           (37,130)
                                                                       -------             -------           --------
Cash and cash equivalents:
   Beginning of period.....................................             21,191             23,566             60,696
                                                                        ------             ------             ------
   End of period...........................................            $17,179            $21,191            $23,566
                                                                       =======            =======            =======

Supplemental  disclosures  of cash flow  information:
    Cash paid during the year for:
     Interest..............................................            $21,642            $21,109            $38,345
     Taxes.................................................             25,952             20,285              6,140

Non-cash investing activities:
   Seller financings on acquisitions.......................                  -            $11,960            $22,514



(a)  Amounts  paid  for  acquisitions  including  working  capital  retained  by sellers,  seller  financing  and  assumed  debt were $20.5  million,  $44.0 million and $103.0 million in 1999, 1998 and 1997, respectively.

            The  accompanying  notes are an integral part of these  consolidated financial statements.



                        METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands unless otherwise stated)

1.            Business Description and Basis of Presentation

         Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a global manufacturer and marketer of precision instruments, including weighing and certain analytical and measurement technologies, for use in laboratory, industrial and food retailing applications. The Company's primary manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom, France and China. The Company's principal executive offices are located in Greifensee, Switzerland.

         The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, including its majority owned subsidiaries. Certain amounts in the prior period financial statements have been reclassified to conform with current year presentation.

         All intercompany transactions and balances have been eliminated. Investments in which the Company has voting rights between 20% to 50% are accounted for using the equity method of accounting.

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

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)

2.            Summary of Significant Accounting Policies - (Continued)

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

         The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

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

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


2.            Summary of Significant Accounting Policies - (Continued)

         Currency Translation and Transactions

         The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company's operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such non-U.S. dollar functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated in other comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity.

         Revenue Recognition

         Revenue is recognized when title to a product has transferred or services have been rendered. Revenues from service contracts are recognized over the contract period.

         Research and Development

         Research and development costs are expensed as incurred.

         Earnings per Common Share

         As described in Note 11, in accordance with the treasury stock method, the Company has included 2,777,673 and 2,325,132 equivalent shares relating to 5,035,647 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for years ending December 31, 1999 and 1998, respectively.

         Derivative Financial Instruments

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into foreign currency forward contracts to hedge short-term intercompany transactions with its foreign businesses. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting changes in fair value being recognized in other charges, net.

         The Company also enters into certain interest rate swap agreements in order to reduce its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized as interest expense over the life of the agreements as incurred.

         The Company has entered into certain foreign currency forward contracts in order to convert certain U.S. dollar based debt into Swiss franc based debt. The Company has also designated certain of its Swiss franc debt as a hedge of its net investments. Any changes in

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


2.            Summary of Significant Accounting Policies - (Continued)

fair value of the forward contracts and the debt are recorded in comprehensive income (loss) and offset the net investments which they hedge.

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

3.            Business Combinations

         During 1999, the Company spent approximately $20.5 million on acquisitions including the net assets of the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France. This amount includes approximately $2.0 million of working capital retained by sellers which has been excluded from the purchase price allocation. The Company accounted for the acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. In this respect the Company allocated $1.0 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in 1999.

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

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


3.            Business Combinations - (Continued)

which is a key step in the chemical compound discovery process. Its products can be used in all stages of synthesis in drug discovery.

         In July 1998, the Company acquired Bohdan Automation Inc., a leading supplier of laboratory automation and automated synthesis products. The Company accounted for the acquisition using the purchase method of accounting. Accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company incurred a charge of $10.0 million immediately following the acquisition based upon an independent valuation for purchased research and development costs for products being developed that had not established technological feasibility as of the date of acquisition and, if unsuccessful, had no alternative future use in research and development activities or otherwise.

         In May 1997, the Company purchased the entire issued share capital of Safeline Limited ("Safeline"), a manufacturer of metal detection systems based in Manchester in the United Kingdom, for approximately (pound)63.7 million (approximately $104.4 million at May 30, 1997), including a post-closing adjustment of (pound)1.9 million which was paid in October 1997 and an earn-out of (pound)0.8 million which was paid in June 1998. Under the terms of the agreement, the Company paid approximately (pound)13.7 million (approximately $22.4 million) in the form of seller loan notes.

         The Company accounted for the Safeline acquisition using the purchase method of accounting. The Company incurred a charge of $30.0 million immediately following the acquisition based upon an independent valuation for purchased research and development costs. The technological feasibility of the products being developed had not been established as of the date of the acquisition and, if unsuccessful, had no alternative future use in research and development activities or otherwise. In addition, the Company allocated $2.1 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in the second quarter of 1997. The excess of the cost of the acquisition over the fair value of the net assets acquired is being amortized over 30 years.

4.            Inventories, net

         Inventories, net consisted of the following at December 31:

                                             1999               1998
                                          --------            --------
Raw materials and parts........           $ 53,685            $ 48,718
Work-in-progress...............             33,073              32,416
Finished goods.................             37,769              30,956
                                          --------            --------
                                           124,527             112,090
LIFO reserve...................               (626)                (31)
                                          ---------           ---------
                                          $123,901            $112,059
                                          ========            ========

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


5.            Financial Instruments

         At December 31, 1999, the Company had certain interest rate swap agreements outstanding that fix the variable interest obligation associated with CHF 265 million of Swiss franc based debt and $120 million of USD based debt. Certain of these agreements have forward starting dates commencing in 2000. The agreements have various maturities beginning in 2000 and continuing through 2004. The fixed rates associated with the swap of Swiss franc debt vary between 2.17% and 2.94%, while the rates associated with the USD debt range from 5.93% and 6.09% plus the Company's normal interest margin. The swaps are effective at either one-month or three month LIBOR rates. At December 31, 1999 and 1998, the fair market value of such financial instruments was approximately $2.4 million and $(6.6) million, respectively.

         At December 31, 1999, the Company had outstanding foreign currency forward contracts in the amount of $35.6 million. The purpose of these contracts is to hedge short-term intercompany balances with its foreign businesses. The fair value of these contracts was not materially different than the carrying value at December 31, 1999 and 1998, respectively.

         The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

         The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amount the Company would pay or receive to terminate the agreements at the reporting date, taking into account current creditworthiness of the counterparties.

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


6.            Property, Plant and Equipment, Net

         Property, plant and equipment, net, consisted of the following at December 31:

                                                        1999          1998
                                                      --------      --------
Land..............................................    $ 41,230      $ 48,080
Buildings and leasehold improvements..............     101,088       113,473
Machinery and equipment...........................     120,989       117,032
Computer software.................................       5,399         6,942
                                                      --------      --------
                                                       268,706       285,527
Less accumulated depreciation and amortization....     (68,983)      (55,263)
                                                      ---------     ---------
                                                      $199,723      $230,264
                                                      ========      ========

7.            Other non-current Assets

         Other assets include deferred financing fees of $2.5 million and $3.1 million, net of accumulated amortization of $1.3 million and $0.6 million at
December 31, 1999 and 1998, respectively. Also included in other assets are restricted bank deposits of $1.3 million and $1.6 million at December 31, 1999 and 1998, respectively. Other assets at December 31, 1999 and 1998 also included a loan due from the Company's Chief Executive Officer of approximately $0.7 million. This loan bears an interest rate of 5% and is payable upon demand, which may not be made until 2003.

8.            Short-Term Borrowings and Current Maturities of Long-Term Debt

         Short-term   borrowings  and  current   maturities  of  long-term  debt
consisted of the following for the year ended December 31:

                                                         1999          1998
                                                        ------        ------
Current maturities of long-term debt.............     $ 23,204      $ 19,955
Other short-term borrowings......................       23,675        26,477
                                                      --------      --------
                                                      $ 46,879      $ 46,432
                                                      ========      ========

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


9.            Long-Term Debt

         Long-term debt consisted of the following at December 31:

                                                                                    1999             1998
                                                                                   ------           -------
Credit Agreement Borrowings:
  Term A USD Loans, interest at LIBOR plus 0.625% (6.8% at December 31,
    1999) payable in quarterly installments due May 19, 2004........               $81,816          $93,953
  Term A CHF Loans, interest at LIBOR plus 0.625% (2.6% at December 31,
    1999) payable in quarterly installments due May 19, 2004........                43,102           57,330
  Term A GBP Loans, interest at LIBOR plus 0.625% (6.72% at December 31,
    1999) payable in quarterly installments due May 19, 2004........                28,221           33,279
  Revolving credit facilities.......................................               127,283          166,723
Safeline Seller Notes, interest at LIBOR minus 0.131% (6.05% at December
     31, 1999) due May 30, 2001.....................................                 2,074            7,433
Other...............................................................                14,104           27,960
                                                                                 ---------        ---------
                                                                                   296,600          386,678
Less current maturities.............................................               (46,879)         (46,432)
                                                                                 ----------       ----------
                                                                                 $ 249,721        $ 340,246
                                                                                 =========        =========

         The Company has a multi-currency $400.0 million revolving credit facility and a CDN $26.3 million Canadian revolving credit facility under its credit agreement. Loans under these revolving credit facilities may be repaid and reborrowed and are due in full on May 19, 2004. At December 31, 1999, the Company had approximately $277.0 million of additional borrowing capacity under its credit agreement. The Company has the ability to refinance its short-term borrowings through its revolving facilities for an uninterrupted period extending beyond one year. Accordingly, approximately $119.8 million of the Company's short-term borrowings at December 31, 1999 have been reclassified to long-term.

         The aggregate maturities of long-term obligations during each of the years 2001 through 2004 are approximately $34.6 million, $32.5 million, $37.1 million and $27.8 million, respectively.

         The Company is required to pay a facility fee based upon certain financial ratios per annum on the amount of its revolving facilities. The facility fee at December 31, 1999 was equal to 0.20%. At December 31, 1999, borrowings under the Company's revolving facilities carried an interest rate of LIBOR plus 0.425%. The Company's weighted average interest rate for the year ended December 31, 1999 was approximately 6.1%.

         The Company's credit agreement contains covenants, including limitations on the Company's ability to pay dividends to shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The credit agreement also requires the Company to maintain a minimum net worth, a minimum fixed charge coverage ratio, and a ratio of total debt to EBITDA below a specified maximum.

         The carrying value of the Company's obligations under its credit agreement approximate fair value due to the variable rate nature of the obligations.

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


9.            Long-Term Debt - (Continued)

         At the time of the Safeline acquisition in May 1997, the Company refinanced its previous credit facility and entered into a new credit facility. The Company recorded an extraordinary loss of approximately $9.6 million representing a charge for the write-off of capitalized debt issuance fees and related expenses associated with the Company's previous credit facility.

         In connection with the Company's initial public offering in November 1997, the Company refinanced its existing credit facility by entering into a new credit facility (the "Credit Agreement"). Concurrent with the initial public offering and refinancing, the Company consummated a tender offer to repurchase 9 3/4% senior subordinated notes (the "Notes"). In connection with the refinancing and the Notes repurchase, the Company recorded an extraordinary loss of $31.6 million primarily representing the premium paid in connection with the early extinguishment of the Notes of $17.9 million and the write-off of capitalized debt issuance fees associated with the Notes and the Company's previous credit facility.

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


         At December 31, 1999, 6,029,691 shares of the Company's common stock were reserved for grant pursuant to the Company's stock option plan.

         Preferred Stock

         The Board of Directors, without further shareholder authorization, is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share in one or more series and to determine and fix the rights, preferences and privileges of each series, including dividend rights and preferences over dividends on the common stock and one or more series of the preferred stock, conversion rights, voting rights (in addition to those provided by law), redemption rights and the terms of any sinking fund therefore, and rights upon liquidation, dissolution or winding up, including preferences over the common stock and one or more

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


10.           Shareholders' Equity - (Continued)

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


         Stock option activity is shown below:
                                                                                   Weighted Average
                                                             Number of Options      Exercise Price
Outstanding at December 31, 1996........................          3,510,747            $  7.95
Granted.................................................          1,028,992              14.68
Forfeited...............................................           (130,999)             (7.95)
                                                                  ----------           --------
Outstanding at December 31, 1997........................          4,408,740            $  9.75
Granted.................................................            670,000              21.48
Exercised...............................................            (64,349)             (8.26)
Forfeited...............................................           (142,549)             (7.95)
                                                                  ----------           --------
Outstanding at December 31, 1998........................          4,871,842            $ 11.30
Granted.................................................            647,500              28.56
Exercised...............................................           (274,405)             (8.87)
Forfeited...............................................           (209,290)            (13.74)
                                                                  ----------           --------
Outstanding at December 31, 1999........................          5,035,647            $ 13.45
                                                                  =========            =======

Options exercisable at December 31, 1999................          2,232,333            $  9.74
                                                                  =========            =======

         At December 31, 1999, 994,044 options were available for grant.

         The following table details the weighted average remaining contractual life of options outstanding at December 31, 1999 by range of exercise prices:


             Number of Options          Weighted Average       Remaining Contractual            Options
                Outstanding              Exercise Price           Life of Options             Exercisable
                                                                    Outstanding

                  3,014,971                   $ 7.95                    6.8                   1,808,983
                    773,576                   $15.89                    7.8                     309,430
                    599,600                   $21.48                    7.2                     113,920
                    647,500                   $28.56                    8.4                           -
                  ---------                                             ---                   ---------
                  5,035,647                                             7.2                   2,232,333
                  =========                                                                   =========


                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


11.           Stock Option Plan - (Continued)

         As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 1999, 1998 and 1997 was approximately $12.31, $8.11 and $3.37 per share, respectively. Such weighted average grant-date fair value was determined using an option pricing model which incorporated the following assumptions:

                                        1999          1998         1997
                                        ----          ----         ----
Risk-free interest rate..............   6.3%          5.2%         5.4%
Expected life in years...............     4             4            4
Expected volatility..................    45%           39%          26%
Expected dividend yield..............    --            --           --

         The Company applies Accounting Standards Board Opinion No. 25 and related interpretations in accounting for its plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net earnings (loss) and basic and diluted net earnings (loss) per common share for the years ended December 31 would have been as follows:

                                                  1999        1998       1997
                                                -------     -------   ---------
Net earnings (loss):
    As reported.............................    $48,101     $37,625   $(65,106)
    Pro forma...............................     45,847      35,475    (66,417)
                                                 ======      ======    ========
Basic earnings (loss) per common share:
    As reported.............................      $1.25       $0.98     $(2.06)
    Pro forma...............................       1.19        0.92      (2.10)
                                                   ====        ====      ======
Diluted earnings (loss) per common share:
    As reported.............................      $1.16       $0.92     $(2.06)
    Pro forma...............................       1.11        0.87      (2.10)
                                                   ====        ====      ======

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)



12.           Benefit Plans

         Mettler-Toledo maintains a number of retirement plans for the benefit of its employees.

         Certain companies sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $2.8 million, $8.2 million and $8.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Based on certain changes in 1999, the Company performed a reevaluation of its Swiss pension plans and determined these plans to be defined benefit plans. Accordingly, commencing in 1999, the Company has accounted for these plans as such. The application of defined benefit accounting to the plans had no material impact on the consolidated financial statements.

         Certain companies sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees' compensation for certain periods during the last years of employment. The Company's U.S. operations also provide postretirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)



12.           Benefit Plans - (Continued)

         The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company's principal defined benefit plans and postretirement plans at December 31, 1999 and 1998:

                                                              Pension Benefits                Other Benefits
                                                          ------------------------       -----------------------
                                                             1999          1998            1999           1998
                                                          ---------      ---------       --------       --------
Change in benefit obligation:
Benefit obligation at beginning of year......             $ 149,930      $ 124,958       $ 37,095       $ 36,112
Service cost, gross..........................                20,972          5,929            624            507
Interest cost................................                18,680          8,624          2,489          2,360
Actuarial (gains) losses.....................                (2,918)         7,977         (2,482)           821
Plan amendments and other....................                  (239)         4,584           (105)          (184)
Benefits paid................................               (17,429)        (5,541)        (2,161)        (2,515)
Impact of foreign currency...................               (46,316)         3,399              4             (6)
Impact of businesses acquired................                 1,867              -              -              -
Impact of Swiss pension plans................               269,703              -              -              -
                                                            -------        -------         ------         ------
Benefit obligation at end of year............               394,250        149,930         35,464         37,095
                                                            -------        -------         ------         ------

Change in plan assets:
Fair value of plan assets at beginning of                    77,375         73,075              -              -
year.........................................
Actual return on plan assets.................                39,760          4,921              -              -
Employer contributions.......................                11,360          4,759          2,161          2,515
Plan participants' contributions.............                 4,472            281              -              -
Benefits paid................................               (17,429)        (5,541)        (2,161)        (2,515)
Impact of foreign currency...................               (42,738)          (120)             -               -
Impact of Swiss pension plans................               295,874             -              -               -
                                                            -------        -------         ------         ------
Fair value of plan assets at end of year.....               368,674         77,375             -               -
                                                            -------        -------         ------         ------

Funded status................................               (25,576)       (72,555)       (35,464)       (37,095)
Unrecognized actuarial (gain) loss...........               (28,712)         9,855          2,438          5,110
                                                            --------     ----------     ----------     ----------
Net amount recognized........................             $ (54,288)     $ (62,700)     $ (33,026)     $ (31,985)
                                                          ==========     ==========     ==========     ==========



         Amounts recognized in the Consolidated Balance Sheets consist of:


                                                              Pension Benefits                Other Benefits
                                                          ------------------------       -----------------------
                                                             1999          1998            1999           1998
                                                          ---------      ---------       --------       --------

Other non-current assets.....................              $  6,597       $  1,294       $      -      $      -
Other non-current liabilities...................            (60,885)       (68,753)       (33,026)      (31,985)
Accumulated other comprehensive income.......                     -          4,759              -             -
                                                           ---------      ---------      ---------     ---------
Net amount recognized........................              $(54,288)      $(62,700)      $(33,026)     $(31,985)
                                                           =========      =========      =========     =========




                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


12.           Benefit Plans - (Continued)

         The assumed discount rates and rates of increase in future compensation level used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company's U.S. plans are as follows:

                                                         1999     1998     1997
                                                         ----     ----     ----
Discount rate.........................................   7.8%     7.2%     7.2%
Compensation increase rate............................   5.0%     5.0%     5.0%
Expected long term rate of return on plan assets......   9.5%     9.5%     9.5%

         Plan assets relate principally to the Company's U.S. and Swiss companies and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments.

         At December 31, 1999, the fair value of plan assets and the total projected benefit obligation for the Company's non-U.S. defined benefit plans were $305.4 million and $324.6 million, respectively. Actuarial assumptions for these plans ranged from 3.75% to 8.5% for the discount rate, 2.0% to 6.5% for the compensation increase rate and 5.0% to 8.5% for the expected long term rate of return on plan assets for the years ended December 31, 1999, 1998 and 1997.

         Net periodic pension cost for the defined benefit plans includes the following components for the year ended December 31:

                                             1999           1998           1997
                                           ------          -----          -----
Service cost, net......................   $16,842        $ 5,929       $  5,655
Interest cost on projected benefit
obligations............................    18,680          8,624          8,020
Expected return on plan assets.........   (22,420)        (6,613)        (5,976)
Recognition of actuarial (gains) losses       394           (104)           (51)
                                          -------        --------      ---------
Net periodic pension cost..............   $13,496        $ 7,836       $  7,648
                                          =======        =======       ========

         Net periodic postretirement benefit cost for the U.S. postretirement plans includes the following components for the year ended December 31:

                                             1999           1998           1997
                                             ----           ----           ----
Service cost...........................   $   624        $   507       $    440
Interest cost on projected benefit          2,489          2,360          2,296
obligations............................
Recognition of actuarial losses........       189              -              -
Net amortization and deferral..........        21             26             33
                                          -------        -------       --------
Net periodic postretirement benefit
  cost.................................   $ 3,323        $ 2,893       $  2,769
                                          =======        =======       ========

         The accumulated postretirement benefit obligation and net periodic postretirement benefit cost were principally determined using discount rates of 7.2% in 1999, 6.7% in 1998 and 7.0% in 1997 and health care cost trend rates ranging from 7.5% to 8.5% in 1999, 1998 and 1997, decreasing to 5% in 2005.

         The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


12.           Benefit Plans - (Continued)

                                              One-Percentage-    One-Percentage-
                                              Point Increase     Point Decrease
                                              --------------     --------------
Effect on total of service and
  interest cost components..........            $  593             $  (349)
Effect on postretirement benefit
  obligation........................            $4,030             $(3,600)



13.           Taxes

         The sources of the Company's earnings (loss) before taxes, minority interest and extraordinary items were as follows for the year ended December 31:



                                       1999             1998               1997
                                      -------          -------           -------
United States...................     $(1,906)         $(2,172)         $(14,178)
Non-United States...............      81,783           61,707             8,226
                                     -------          -------            ------
Earnings (loss) before taxes,
 minority interest
 and extraordinary items........     $79,877          $59,535           $(5,952)
                                     =======          =======           ========


         The provision (benefit) for taxes consists of:

                                                                                       Adjustments
                                                                                            to
                                                           Current          Deferred     Goodwill           Total
                                                           -------          --------     --------           -----
  Year ended December 31, 1999:
    United States federal........................         $   (17)         $      -        $    -         $   (17)
    State and local..............................             494                 -             -             494
    Non-United States............................          32,557           (10,260)        8,624          30,921
                                                           ------           --------       ------          ------
                                                          $33,034          $(10,260)       $8,624         $31,398
                                                          =======           ========       ======         =======


                                                                                       Adjustments
                                                                                            to
                                                          Current           Deferred     Goodwill           Total
                                                          -------           --------     --------           -----
  Year ended December 31, 1998:
    United States federal........................         $   517           $  (700)       $  591         $   408
    State and local..............................             561              (102)          351             810
    Non-United States............................          21,121            (2,642)        1,302          19,781
                                                           ------            -------       ------          ------
                                                          $22,199           $(3,444)       $2,244         $20,999
                                                          =======           ========       ======         =======


                                                                                       Adjustments
                                                                                            to
                                                          Current           Deferred     Goodwill           Total
                                                          -------           --------     --------           -----
  Year ended December 31, 1997:
    United States federal........................         $     -            $ (351)       $    -         $  (351)
    State and local..............................             466               (41)          107             532
    Non-United States............................          12,779             2,600         1,929          17,308
                                                           ------            ------         -----          ------
                                                          $13,245            $2,208        $2,036         $17,489
                                                          =======            ======        ======         =======

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


13.           Taxes - (Continued)

         The adjustments to goodwill during the years ending December 31, 1999, 1998 and 1997 relate to tax benefits utilized which were not previously recognized in the purchase price allocation pertaining to previous acquisitions.

         The provision for tax expense for the years ended December 31, 1999, 1998 and 1997 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings (loss) before taxes, minority interest and extraordinary items as a result of the following:


                                                               1999        1998        1997
                                                             ------      ------      ------
Expected tax.....................................           $27,957     $20,837     $(2,083)
United States state and local income taxes, net
    of federal income tax benefit................               494         810         276
Non-deductible purchased research and development                 -       3,492      10,486
Non-deductible intangible amortization...........             2,254       2,459       2,073
Change in valuation allowance....................              (983)      4,964         263
Other non-United States income taxes at other
    than a 35% rate..............................             1,165      (6,708)      5,545
Change in Swiss tax law..........................                 -      (3,557)          -
Change in Swiss tax rates........................                 -      (1,406)          -
Other, net.......................................               511         108         929
                                                            -------     -------     -------
Total provision for taxes........................           $31,398     $20,999     $17,489
                                                            =======     =======     =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                              1999       1998
                                                             ------     ------
Deferred tax assets:
    Inventory............................................   $ 1,363    $ 6,055
    Accrued and other liabilities........................    15,099     12,601
    Deferred loss on sale of subsidiaries................     2,091      7,907
    Accrued postretirement benefit and pension costs.....    21,984     24,983
    Net operating loss carryforwards.....................    27,798     20,856
    Other................................................     4,075      2,743
                                                            -------    -------
Total deferred tax assets................................    72,410     75,145
Less valuation allowance.................................   (53,128)   (64,640)
                                                            --------   --------
Total deferred tax assets less valuation allowance.......    19,282     10,505
                                                            -------    -------
Deferred tax liabilities:
    Inventory............................................     1,787      2,302
    Property, plant and equipment........................    15,531     24,534
    Other................................................     9,131      3,565
                                                            -------    -------
Total deferred tax liabilities...........................    26,449     30,401
                                                            -------    -------
Net deferred tax liability...............................   $ 7,167    $19,896
                                                            =======    =======

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


13.           Taxes - (Continued)

         The Company has established valuation allowances primarily for net operating losses, deferred losses as well as postretirement and pension costs as follows as of December 31:

                                                              1999       1998
                                                             ------     ------
Summary of valuation allowances:
    Cumulative net operating losses......................   $26,923    $20,856
    Deferred loss........................................     2,091      7,907
    Accrued postretirement and pension benefit costs.....    14,579     23,300
    Other................................................     9,535     12,577
                                                            -------    -------
Total valuation allowance................................   $53,128    $64,640
                                                            =======    =======


         The Company has recorded valuation allowances related to its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The 1999 net change in the valuation allowance is primarily attributable to the changes as enumerated above which are primarily related to improved realization potential and/or utilization of associated deferred tax assets.

         The potential decrease or increase of the valuation allowance in the near term is dependent on the future realizability of the deferred tax assets which are primarily affected by the future profitability of operations in various worldwide jurisdictions, but primarily in the United States.

         The total valuation allowances relating to acquired businesses amount to $16.7 million and $35.0 million at December 31, 1999 and 1998, respectively. The reduction for the current year is primarily attributable to the utilization of net operating losses and the expiration of the useful life of various deferred tax assets. Future reductions of these valuation allowances will continue to be credited to goodwill.

         At December 31, 1999, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $46.8 million, all of which expire in 2012. The Company has various U.S. state net operating losses and various foreign operating losses that expire in varying amounts through 2012.

14.           Other Charges, Net

         Other charges, net consists primarily of foreign currency transactions, interest income, charges related to the Company's cost-reduction programs and gains on the sale of property, plant and equipment.

         As part of its efforts to reduce costs, the Company evaluates from time to time the cost effectiveness of its global manufacturing strategy. In this respect, the Company recorded a charge of approximately $8.0 million in 1999 associated with the transfer of production lines from the Americas to China and Europe and the closure of facilities. The charge comprised primarily severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets. In connection with these activities, the Company expects to involuntarily terminate approximately 180 employees.

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


14.           Other Charges, Net - (Continued)

         The Company also incurred losses of $4.1 million during 1999 in connection with the exit from its glass batching business based in Belgium. This amount primarily comprised severance and other costs of exiting this business. The Company completed its exit of this business by the end of 1999. These losses were offset by a gain of $3.1 million recorded in connection with an asset sale.

         In 1997, the Company recorded restructuring charges of $6.3 million in connection with the closure of three facilities in North America. These charges comprised mainly severance and other related benefits and costs of exiting facilities, including lease termination costs.

         A rollforward of the components of the Company's accrual for restructuring activities is as follows:

                                                              1999       1998
                                                             ------     ------
Beginning of the year....................................    $1,831     $8,758
Restructuring expense....................................    12,881      2,611
Reductions in workforce and other cash outflows..........    (5,902)    (9,441)
Non-cash write-downs of impaired assets..................    (3,018)      (188)
Impact of foreign currency...............................      (330)        91
                                                             -------    ------
End of the year..........................................    $5,462     $1,831
                                                             ======     ======

         The Company's accrual for restructuring activities at December 31, 1999 primarily consisted of severance, lease termination and other costs of exiting facilities.

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


15.           Commitments and Contingencies

         Operating Leases

         The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 1999:


                     2000...................................           $12,100
                     2001...................................             7,695
                     2002...................................             5,211
                     2003...................................             3,359
                     2004...................................             2,351
                     Thereafter.............................             8,645
                                                                       -------
                       Total................................           $39,361
                                                                       =======


         Rent expense for operating leases amounted to $15.3 million, $17.7 million and $16.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

         Legal

         The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.

16.           Segment Reporting

         Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographical regions that have similar economic characteristics and meet the aggregation criteria of SFAS 131. The Company has determined that there are five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. Principal U.S. Operations represent certain of the Company's marketing and producing organizations located in the United States. Principal Central European Operations primarily includes the Company's German marketing and producing organizations that primarily serve the German market and, to a lesser extent, Europe. Swiss R&D and Manufacturing Operations consist of the organizations located in Switzerland that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Other Western European Operations include the Company's market organizations in Western Europe that are not included in Principal Central European Operations. The Company's market organizations are geographically focused and are responsible for all aspects of the Company's sales and service. Operating segments that exist outside these reportable segments are included in Other.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on adjusted operating income (gross profit less research and development and selling, general

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


16.           Segment Reporting - (Continued)

and administrative expenses before amortization and non-recurring costs). Intersegment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company's operating segments:


                                                Principal                   Other
                                  Principal      Central     Swiss R&D     Western                Eliminations
      For the year ended             U.S.        European     and Mfg.     European                     and
       December 31, 1999          Operations    Operations   Operations   Operations   Other (a)  Corporate (b)     Total
-------------------------------   ----------    ----------   ----------   ----------   ---------  -------------    --------
Net sales to external customers   $356,400      $184,021      $ 23,832     $267,426    $233,794     $       -     $1,065,473
Net sales to other segments....     46,310        58,094       154,931       20,229     111,284      (390,848)             -
                                  --------      --------      --------     --------    --------      ---------    ----------
Total net sales................   $402,710      $242,115      $178,763     $287,655    $345,078     $(390,848)    $1,065,473
                                  ========      ========      ========     ========    ========     ==========    ==========

Adjusted operating income......   $ 37,255       $23,070      $ 32,992     $ 25,024    $ 30,138     $ (24,797)    $  123,682
Depreciation...................      7,807         2,912         2,748        3,176       7,903           394         24,940
Total assets...................    217,202       139,726       158,160      146,955     624,528      (465,598)       820,973
Purchase of property, plant
and equipment..................      7,588         2,051         2,322        4,140      10,548         2,539         29,188



                                                Principal                   Other
                                  Principal      Central     Swiss R&D     Western                Eliminations
      For the year ended             U.S.        European     and Mfg.     European                     and
       December 31, 1998          Operations    Operations   Operations   Operations   Other (a)  Corporate (b)     Total
-------------------------------   ----------    ----------   ----------   ----------   ---------  -------------    --------
Net sales to external customers   $324,455      $181,377      $23,554      $220,543    $185,729     $    -        $ 935,658
Net sales to other segments....     39,634        58,035      148,062        22,848     104,585      (373,164)            -
                                  --------      --------      --------     --------    --------      ---------    ---------
Total net sales................   $364,089      $239,412     $171,616      $243,391    $290,314     $(373,164)    $ 935,658
                                  ========      ========     ========      ========    ========     ==========    =========

Adjusted operating income......   $ 26,283      $ 20,314     $ 30,155      $ 17,795    $ 23,576     $ (17,143)    $ 100,980
Depreciation...................      8,132         3,081        2,506         2,748       7,770           355        24,592
Total assets...................    166,934       146,754      142,717       125,621     597,175      (358,760)      820,441
Purchase of property, plant
and equipment..................      8,296         2,957        2,922         3,562       8,886         2,010        28,633



                                                Principal                   Other
                                  Principal      Central     Swiss R&D     Western                Eliminations
      For the year ended             U.S.        European     and Mfg.     European                     and
       December 31, 1997          Operations    Operations   Operations   Operations   Other (a)  Corporate (b)     Total
-------------------------------   ----------    ----------   ----------   ----------   ---------  -------------    --------
Net sales to external customers   $311,760      $163,976     $ 27,174      $209,995    $165,510      $       -    $ 878,415
Net sales to other segments....     39,138        51,692      137,797        14,458     105,113       (348,198)           -
                                  --------      --------      --------     --------    --------      ---------    ---------
Total net sales................   $350,898      $215,668     $164,971      $224,453    $270,623      $(348,198)   $ 878,415
                                  ========      ========     ========      ========    ========      ==========   =========

Adjusted operating income......   $ 18,973      $ 17,479     $ 33,708      $ 15,242    $ 22,350      $ (26,211)   $  81,541
Depreciation...................      9,273         3,316        2,420         2,583       7,789            232       25,613
Purchase of property, plant
and equipment..................      6,882         2,390        2,455         2,612       7,147            765       22,251




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

                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


16.           Segment Reporting - (Continued)

         A reconciliation of adjusted operating income to earnings (loss) before taxes, minority interest and extraordinary items for the year ended December 31 follows:


                                              1999         1998          1997
                                            --------     --------       -------
Adjusted operating income.............      $123,682     $100,980       $81,541
Amortization..........................        10,359        7,634         6,222
Interest expense......................        21,980       22,638        35,924
Other charges, net....................        10,468        1,197        10,834
Revaluation of acquisition inventories           998            -         2,054
Purchased research and development....             -        9,976        29,959
Termination fee at IPO (a)............             -            -         2,500
                                            --------     --------      --------
Earnings (loss) before taxes, minority
  interest and extraordinary items....      $ 79,877     $ 59,535       $(5,952)
                                            ========     ========       ========

(a) At the time of the IPO, the Company incurred fees associated with the termination of its management services agreement with AEA Investors Inc.

         The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related after-market support to a variety of customers and industries. None of these customers account for more than 3% of net sales. After-market support revenues are primarily derived from parts and services such as calibration, certification and repair, much of which is provided under contracts. A break-down of the Company's sales by product category for the years ended December 31 follows:

                                          1999          1998         1997
                                        -------       -------       -------
Weighing-related instruments.....    $  659,785      $600,450      $587,067
Non-weighing instruments.........       226,434       183,259       147,281
After-market.....................       179,254       151,949       144,067
                                        -------       -------       -------
Total net sales..................    $1,065,473      $935,658      $878,415
                                     ==========      ========      ========

         The breakdown of net sales by geographic customer destination and property, plant and equipment, net for the year ended December 31 are as follows:



                                                                               Property, plant
                                        Net sales                               equipment, net
                            -------------------------------------            -------------------
                              1999          1998           1997               1999         1998
                            -------       -------         -------            ------       ------
United States.......     $  386,452      $328,448        $297,688          $ 41,604     $ 47,771
Other Americas......         74,701        74,951          71,403             1,887        1,511
                            -------       -------         -------            ------       ------
Total Americas......        461,153       403,399         369,091            43,491       49,282
Germany.............        132,302       129,464         115,665            23,086       27,812
France..............         94,557        58,081          55,008             5,438        6,053
United Kingdom......         44,105        41,265          38,447             5,828        5,217
Switzerland.........         42,530        40,158          34,555            99,324      119,094
Other Europe........        174,497       161,314         152,490             6,515        5,994
                            -------       -------         -------            ------       ------
Total Europe........        487,991       430,282         396,165           140,191      164,170
Rest of World.......        116,329       101,977         113,159            16,041       16,812
                          ---------       -------         -------           -------      -------
Totals..............     $1,065,473      $935,658        $878,415          $199,723     $230,264
                         ==========      ========        ========          ========     ========


                        METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


17.           Quarterly Financial Data (unaudited)

         Quarterly financial data for the years ended December 31, 1999 and 1998 are as follows:


                                             First           Second              Third           Fourth
                                            Quarter         Quarter (a)         Quarter (b)(c)   Quarter (c)(d)
                                           ---------        --------           --------         ---------
1999
Net sales ........................         $ 235,715        $257,465           $268,006         $304,287
Gross profit......................           105,227         113,755            119,728          141,756
Net earnings......................         $   8,065        $ 13,467           $ 13,658         $ 12,911

Basic earnings per common share...             $0.21           $0.35              $0.35            $0.33
Diluted earnings per common share.             $0.20           $0.33              $0.33            $0.31

Market price per share:
  High............................         $27 15/16        $29               $30  7/16          $39 1/2
  Low.............................         $19  5/8         $22  5/8          $23 13/16          $27 5/8



1998
Net sales ........................         $215,655         $228,446           $225,646         $265,911
Gross profit......................           94,607          101,667             98,879          120,315
Net earnings......................         $  6,838         $ 11,397           $  2,530         $ 16,860

Basic earnings per common share...            $0.18            $0.30              $0.07            $0.44
Diluted earnings per common share.            $0.17            $0.28              $0.06            $0.41

Market price per share:
  High............................          $22 3/8          $22 1/4          $22 11/16        $28 15/16
  Low.............................          $16 9/16         $18              $16  1/4         $16  3/4





(a) The financial data for the second quarter of 1999 includes acquisition charges of $1.0 million regarding the revaluation of certain inventories to fair value (Note 3).
(b) The financial data for the third quarter of 1998 includes a charge of $10.0 million for in-process research and development in connection with the Bohdan acquisition (Note 3).
(c) The financial data for the third and fourth quarters of 1998 included one-time tax benefits of approximately $2.3 million and $1.3 million, respectively, based upon a change in Swiss tax law which benefited only the 1998 periods.
(d) The financial data for the fourth quarter of 1999 includes a charge of approximately $8.0 million associated with the transfer of production lines from the Americas to China and Europe and the closure of facilities (Note 14).

Schedule I


          Independent Auditors' Report on Financial Statement Schedule




The Board of Directors and Shareholders
Mettler-Toledo International Inc.:

Under date of February 5, 1999, we reported on the consolidated balance sheet of Mettler-Toledo International Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1998, included herein. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included under
Item 14 of the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

Accounts Receivable-
     allowance for doubtful
     accounts:

     Year ended
       December 31, 1999              9,443             1,867                 -            1,483             9,827

     Year ended
       December 31, 1998              7,669             2,008                 -              234             9,443

     Year ended
       December 31, 1997              8,388             1,516                 -            2,235             7,669

-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------


Note A
     Represents excess of uncollectable balances written off over recoveries of accounts previously written off. Additionally, amounts are net of foreign currency translation effect of $(691), $239 and $(552) for the years ended December 31, 1999, 1998 and 1997, respectively.