Form 10-Q
period 2000-05-15
METTLER TOLEDO INTERNATIONAL INC/
filed 2000-05-15
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ________________

Commission File Number 1-13595

                        Mettler-Toledo International Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 13-3668641
    (State or other jurisdiction of         (IRS Employer Identification No.)
-----------------------------------------   -----------------------------------
     Incorporation or organization)

     Im Langacher, P.O. Box MT-100
     CH 8606 Greifensee, Switzerland
-----------------------------------------    ----------------------------------
(Address of principal executive offices)               (Zip Code)

                                41-1-944-22-11
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant had 38,712,272 shares of Common Stock outstanding at March 31, 2000.

                        METTLER-TOLEDO INTERNATIONAL INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of March 31, 2000                  3
    and December 31, 1999

    Interim Consolidated Statements of Operations for the three               4
      months ended March 31, 2000 and 1999

    Interim Consolidated Statements of Shareholders' Equity                   5
      for the three months ended March 31, 2000 and 1999

    Interim Consolidated Statements of Cash Flows for the three               6
      months ended March 31, 2000 and 1999

    Notes to the Interim Consolidated Financial Statements                    7

Item 2.  Management's Discussion and Analysis of Financial Condition         11
and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17

Part II.  OTHER INFORMATION                                                  17

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Security                                                 17

Item 3.  Default upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signature                                                                    18

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        METTLER-TOLEDO INTERNATIONAL INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and December 31, 1999
                      (In thousands, except per share data)


                                                        March 31,   December 31,
                                                          2000           1999
                                                          ----           ----
                                                      (unaudited)
         ASSETS

Current assets:
     Cash and cash equivalents                          $ 18,378       $ 17,179
     Trade accounts receivable, net                      192,169        203,750
     Inventories, net                                    124,828        123,901
     Other current assets and prepaid expenses            30,142         43,115
                                                         -------        -------
         Total current assets                            365,517        387,945
Property, plant and equipment, net                       191,313        199,723
Excess of cost over net assets acquired, net             208,434        204,395
Other assets                                              28,794         28,910
                                                        --------       --------
         Total assets                                   $794,058       $820,973
                                                        ========       ========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                             $ 58,286       $ 81,234
     Accrued and other liabilities                       119,797        105,783
     Accrued compensation and related items               36,390         53,510
     Taxes payable                                        42,183         48,769
     Short-term borrowings and current maturities
       of long-term debt                                  46,971         46,879
                                                         -------        -------
         Total current liabilities                       303,627        336,175
Long-term debt                                           252,876        249,721
Non-current deferred taxes                                21,778         22,728
Other non-current liabilities                             98,999        100,334
                                                         -------        -------
         Total liabilities                               677,280        708,958

Shareholders' equity:
     Preferred stock, $0.01 par value per share;
       authorized 10,000,000 shares                            -              -
     Common stock, $0.01 par value per share;
       authorized  125,000,000 shares;
         issued 38,712,272 shares at March 31, 2000
         and 38,674,768 shares at December 31, 1999
         (excluding 64,467 shares held in treasury)          387            386
     Additional paid-in capital                          288,443        288,092
     Accumulated deficit                                (126,672)      (138,426)
     Accumulated other comprehensive loss                (45,380)       (38,037)
                                                        ---------      ---------
         Total shareholders' equity                      116,778        112,015

Commitments and contingencies
                                                        --------       --------
         Total liabilities and shareholders' equity     $794,058       $820,973
                                                        ========       ========


The accompanying notes are an integral part of these interim consolidated financial statements.

                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended March 31, 2000 and 1999
                      (In thousands, except per share data)


                                                        March 31,      March 31,
                                                         2000            1999
                                                         ----            ----
                                                      (unaudited)    (unaudited)

Net sales                                               $259,116       $235,715
Cost of sales                                            144,875        130,488
                                                         -------        -------
     Gross profit                                        114,241        105,227

Research and development                                  13,373         12,755
Selling, general and administrative                       73,777         70,384
Amortization                                               2,865          2,535
Interest expense                                           5,390          5,576
Other charges, net                                           738            917
                                                          ------         ------
     Earnings before taxes and minority interest          18,098         13,060
Provision for taxes                                        6,334          4,860
Minority interest                                             10            135
                                                         -------        -------
     Net earnings                                        $11,754        $ 8,065
                                                         =======        =======

Basic earnings per common share:
     Net earnings                                          $0.30          $0.21
     Weighted average number of common shares         38,712,272     38,400,363

Diluted earnings per common share:
     Net earnings                                          $0.28          $0.20
     Weighted average number of common shares         41,902,580     41,082,017


The accompanying notes are an integral part of these interim onsolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.

             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three months ended March 31, 2000 and 1999
                      (In thousands, except per share data)
                                   (unaudited)


                                    Common Stock                              Accumulated
                                      All Classes       Additional              Other
                                   -----------------      Paid-in    Accum.  Comprehensive
                                   Shares      Amount     Capital    Deficit      Loss       Total
                                   ------      ------     -------    -------      ----       -----
Balance at December 31, 1999      38,674,768     $386     $288,092  $(138,426)   $(38,037)  $112,015
Exercise of stock options             37,504        1          351          -           -        352
Comprehensive income:
    Net earnings                           -        -            -     11,754           -     11,754
    Change in currency
        translation adjustment             -        -            -          -      (7,343)    (7,343)
                                                                                              -------
Comprehensive income                                                                           4,411
                                  ----------     ----     --------  ----------   ---------  --------
Balance at March 31, 2000         38,712,272     $387     $288,443  $(126,672)   $(45,380)  $116,778
                                  ==========     ====     ========  ==========   =========  ========

Balance at December 31, 1998      38,400,363     $384     $285,161  $(186,527)   $(45,183)  $ 53,835
Comprehensive income:
    Net earnings                           -        -            -      8,065           -      8,065
    Change in currency
        translation adjustment             -        -            -          -       1,879      1,879
                                                                                               -----
Comprehensive income                                                                           9,944
                                  ----------     ----     --------  ----------   ---------  --------
Balance at March 31, 1999         38,400,363     $384     $285,161  $(178,462)   $(43,304)  $ 63,779
                                  ==========     ====     ========  ==========   =========  ========

The accompanying notes are an integral part of these interim consolidated financial statements.

                                        5


                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999
                                 (In thousands)



                                                                                   March 31,        March 31,
                                                                                      2000            1999
                                                                                      ----            ----
                                                                                  (unaudited)     (unaudited)
Cash flow from operating activities:
     Net earnings                                                                   $11,754          $8,065
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                 5,731           6,313
         Amortization                                                                 2,865           2,535
         Net loss (gain) on disposal of property, plant and equipment                    86          (3,293)
         Deferred taxes                                                                 (83)           (565)
         Minority interest                                                               10             135
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                               7,295          (3,862)
         Inventories                                                                 (6,652)         (3,962)
         Other current assets                                                        (1,157)           (314)
         Trade accounts payable                                                     (23,808)         (9,972)
         Accruals and other liabilities, net                                          7,733           8,612
                                                                                      -----           -----
           Net cash provided by operating activities                                  3,774           3,692
                                                                                      -----           -----

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                                 34           9,176
     Purchase of property, plant and equipment                                       (4,520)         (5,090)
     Acquisitions                                                                    (9,419)           (516)
                                                                                    --------          -----
           Net cash (used in) provided by investing activities                      (13,905)          3,570
                                                                                    --------          -----

Cash flows from financing activities:
     Proceeds from borrowings                                                        12,939           4,774
     Repayments of borrowings                                                        (1,648)        (16,485)
     Proceeds from issuance of common stock                                             352               -
                                                                                     -------        --------
           Net cash provided by (used in) financing activities                       11,643         (11,711)
                                                                                     -------        --------

Effect of exchange rate changes on cash and cash equivalents                           (313)           (449)
                                                                                       -----           -----

Net increase (decrease) in cash and cash equivalents                                  1,199          (4,898)

Cash and cash equivalents:
     Beginning of period                                                            $17,179         $21,191
                                                                                    -------         -------
     End of period                                                                  $18,378         $16,293
                                                                                    =======         =======


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

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 should be read in conjunction with the December 31, 1999 and 1998 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

         Inventories consisted of the following at March 31, 2000 and December 31, 1999:


                                           March 31,     December 31,
                                             2000            1999
                                          ---------       ---------
              Raw materials and parts       $53,687         $53,685
              Work in progress               36,764          33,073
              Finished goods                 35,052          37,769
                                            -------         -------
                                            125,503         124,527
              LIFO reserve                     (675)           (626)
                                           --------        --------
                                           $124,828        $123,901
                                           ========        ========


Earnings per Common Share

         As described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 5,112,408 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the three month periods ended March 31, 2000 and 1999, respectively.


                                           March 31,       March 31,
                                             2000            1999
                                          ---------       ---------
              Three months ended          3,190,308       2,681,654

3.       BUSINESS COMBINATIONS

         During the three months ended March 31, 2000 the Company spent approximately $8.9 million of additional consideration related to an earn-out period associated with an acquisition consummated in December of 1998.

                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


4.       OTHER CHARGES, NET

         Other charges, net consists primarily of foreign currency transactions, interest income, gains on asset sales and other charges. The Company incurred a charge of approximately $3.1 million during the three months ended March 31, 1999 in connection with the exit from its glass batching business, based in Belgium. The Company completed its exit of this business by the end of 1999. This charge was offset by a gain of a similar amount in connection with an asset sale.


5.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments:


                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 2000 to            U.S.        European     and Mfg.    European                 Corporate
        March 31, 2000           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $  85,406     $  43,657    $   7,143   $  67,151    $ 55,759   $        -    $ 259,116
Net sales to other segments.         8,849        11,933       34,580      10,283      25,818      (91,463)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $  94,255     $  55,590    $  41,723   $  77,434    $ 81,577   $  (91,463)   $ 259,116
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $   9,111    $    3,468    $   9,547   $   4,809    $  4,760   $   (4,604)   $  27,091


                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 1999 to            U.S.        European     and Mfg.    European                 Corporate
        March 31, 1999           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------

Net sales to external
  customers.................     $  79,698     $  46,182    $   5,453   $  55,647    $ 48,735   $        -    $ 235,715
Net sales to other segments.        39,881        13,312       36,329       5,554      25,818     (120,894)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 119,579     $  59,494    $  41,782   $  61,201    $ 74,553   $ (120,894)   $ 235,715
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $   6,985    $    4,696    $   5,540   $   4,431    $  5,666   $   (5,230)   $  22,088



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

                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)



5.       SEGMENT REPORTING (Continued)

       A reconciliation of adjusted operating income to earnings before taxes and minority interest follows:

                                               For the period     For the period
                                              January 1, 2000    January 1, 1999
                                                     to                 to
                                               March 31, 2000     March 31, 1999
                                               --------------     --------------
Adjusted operating income.....................    $ 27,091           $ 22,088
Amortization..................................       2,865              2,535
Interest expense..............................       5,390              5,576
Other charges, net............................         738                917
                                                  --------           --------
Earnings before taxes and minority interest...    $ 18,098           $ 13,060
                                                  ========           ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

Results of Operations

         Net sales were $259.1 million for the three months ended March 31, 2000 compared to $235.7 million for the corresponding period in the prior year. This represents an increase of 16% in local currencies. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars increased 10%.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 22% in local currencies during the three months ended March 31, 2000 versus the corresponding period in the prior year, principally due to organic growth in our business and the effect of businesses acquired in 1999. Net sales in local currencies during the three month period in the Americas increased 6% as compared to the corresponding period in 1999. Net sales in local currencies during the three month period in Asia and other markets increased 26% compared to the same period in the prior year. The results of our business in Asia and other markets during the three months ending March 31, 2000 primarily reflect improved economic conditions throughout the region.

         The operating results for Testut-Lutrana (which were included in our results from May 1, 1999) would have had the effect of increasing our net sales by an additional $12.9 million for the three months ended March 31, 1999.

         Gross profit as a percentage of net sales decreased to 44.1% for the three months ended March 31, 2000, compared to 44.6% for the corresponding period in the prior year. This decrease is primarily related to changes in our sales mix, as well as increased electronics costs for certain components.

         Research and development expenses as a percentage of net sales decreased to 5.1% for the three months ended March 31, 2000, compared to 5.4% for the corresponding period in the prior year.

         Selling, general and administrative expenses as a percentage of net sales decreased to 28.5% for the three months ended March 31, 2000, compared to 29.9% for the corresponding period in the prior year in part due to the lower distribution costs associated with the changes in our sales mix.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and other charges, net) increased 23% to $27.1 million, or 10.5% of net sales, for the three months ended March 31, 2000, compared to $22.1 million, or 9.4% of net sales, for the corresponding period in the prior year. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $5.4 million for the three months ended March 31, 2000, compared to $5.6 million for the corresponding period in the prior year. The decrease was principally due to reduced debt levels.

         Other charges, net of $0.7 million for the three months ended March 31, 2000 compared to other charges, net of $0.9 million for the corresponding period in the prior year. The 1999 period included a gain on an asset sale of $3.1 million offset by a charge to exit our glass batching business based in Belgium. The 1999 amount also included a one-time charge of $0.8 million relating to the secondary offering completed in February 1999.

         The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the three months ended March 31, 2000 was approximately 35%.

         Net earnings increased 32% to $11.8 million for the three months ended March 31, 2000, compared to net earnings of $8.9 million before the one-time charge relating to the secondary offering for the corresponding period of the prior year.

Liquidity and Capital Resources

         At March 31, 2000, our consolidated debt, net of cash, was $281.5 million. We had borrowings of $284.9 million under our credit agreement and $14.9 million under various other arrangements as of March 31, 2000. Of our credit agreement borrowings, approximately $145.0 million was borrowed as term loans scheduled to mature in 2004 and $139.9 million was borrowed under our multi-currency revolving credit facility. At March 31, 2000, we had $270.0 million of availability remaining under our revolving credit facility.

         At March 31, 2000, approximately $109.9 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $189.9 million at March 31, 2000. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

         Cash provided by operating activities totalled $3.8 million for the three months ended March 31, 2000. In the three months ended March 31, 1999, cash provided by operating activities totalled $3.7 million.

         During the three months ended March 31, 2000, we spent approximately $8.9 million of additional consideration related to an earn-out period associated with an acquisition consummated in December 1998. This payment was funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness. In addition, we expect to make additional earn-out payments in 2000.

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

         These forward-looking statements are subject to a number of risks and uncertainties, certain of which are beyond our control, which could cause our actual results to differ materially from historical results or those anticipated. Certain of these risks and uncertainties have been identified in
Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 1999. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of March 31, 2000, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.   Not applicable

Item 2.  Changes in Security.   Not applicable

Item 3.  Defaults Upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.   Not applicable

Item 5.  Other information.   Not applicable

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


                                               Mettler-Toledo International Inc.

Date: May 15, 2000                             By:  /s/  William P. Donnelly
                                                    ------------------------

                                                 William P. Donnelly
                                                 Vice President and
                                                 Chief Financial Officer