Form 10-Q
period 2000-08-15
METTLER TOLEDO INTERNATIONAL INC/
filed 2000-08-15
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant had  38,753,185 shares of Common Stock  outstanding at June 30,
2000.

                        METTLER-TOLEDO INTERNATIONAL INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page No.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of June 30, 2000                  3
    and December 31, 1999

    Interim Consolidated Statements of Operations for the six                4
      months ended June 30, 2000 and 1999

    Interim Consolidated Statements of Operations for the three              5
      months ended June 30, 2000 and 1999

    Interim Consolidated Statements of Shareholders' Equity                  6
      for the six months ended June 30, 2000 and 1999

    Interim Consolidated Statements of Cash Flows for the six                7
      months ended June 30, 2000 and 1999

    Notes to the Interim Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial Condition        12
and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18

Part II.  OTHER INFORMATION                                                 18

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Security                                                18

Item 3.  Default upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                   19

Signature                                                                   20

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements


                        METTLER-TOLEDO INTERNATIONAL INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                      (In thousands, except per share data)

                                                                                      June 30,    December 31,
                                                                                        2000          1999
                                                                                        ----          ----
                                                                                    (unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                         $16,051        $17,179
     Trade accounts receivable, net                                                    192,671        203,750
     Inventories, net                                                                  131,328        123,901
     Other current assets and prepaid expenses                                          36,133         43,115
                                                                                       -------        -------
         Total current assets                                                          376,183        387,945
Property, plant and equipment, net                                                     190,546        199,723
Excess of cost over net assets acquired, net                                           200,392        204,395
Other assets                                                                            34,983         28,910
                                                                                      ========       ========
         Total assets                                                                 $802,104       $820,973
                                                                                      ========       ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                            $60,392        $81,234
     Accrued and other liabilities                                                     114,674        105,783
     Accrued compensation and related items                                             43,607         53,510
     Taxes payable                                                                      44,574         48,769
     Short-term borrowings and current maturities of long-term debt                     48,939         46,879
                                                                                       -------        -------
         Total current liabilities                                                     312,186        336,175
Long-term debt                                                                         235,873        249,721
Non-current deferred taxes                                                              22,666         22,728
Other non-current liabilities                                                           98,184        100,334
                                                                                       -------        -------
         Total liabilities                                                             668,909        708,958

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                -              -
     Common stock, $0.01 par value per share; authorized 125,000,000 shares;
         issued 38,753,185 shares at June 30, 2000 and 38,674,768 shares at
         December 31, 1999 (excluding 64,467 shares held in treasury)                      387            386
     Additional paid-in capital                                                        288,945        288,092
     Accumulated deficit                                                             (108,741)      (138,426)
     Accumulated other comprehensive loss                                             (47,396)       (38,037)
                                                                                      --------       --------
         Total shareholders' equity                                                   133,195        112,015
Commitments and contingencies
                                                                                      --------       --------
         Total liabilities and shareholders' equity                                   $802,104       $820,973
                                                                                      ========       ========


The accompanying notes are an integral part of these interim consolidated financial statements.



                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six months ended June 30, 2000 and 1999
                      (In thousands, except per share data)


                                                       June 30        June 30
                                                        2000           1999
                                                        ----           ----
                                                      (unaudited)   (unaudited)

Net sales                                              $527,674       $493,180
Cost of sales                                           293,847        274,198
                                                        --------       -------
     Gross profit                                       233,827        218,982

Research and development                                 27,282         26,322
Selling, general and administrative                     144,238        141,322
Amortization                                              5,618          4,969
Interest expense                                         10,399         10,988
Other charges, net                                          627            507
                                                         ------         ------
     Earnings before taxes and minority interest         45,663         34,874
Provision for taxes                                      15,979         12,845
Minority interest                                           (1)            497
                                                        -------        -------
     Net earnings                                       $29,685        $21,532
                                                        =======        =======

Basic earnings per common share:
     Net earnings                                         $0.77          $0.56
     Weighted average number of common shares        38,732,729     38,421,863

Diluted earnings per common share:
     Net earnings                                         $0.71          $0.52
     Weighted average number of common shares        41,949,180     41,108,277


    The accompanying notes are an integral part of these interim consolidated financial statements.

                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 2000 and 1999
                      (In thousands, except per share data)



                                                       June 30        June 30
                                                        2000           1999
                                                        ----           ----
                                                      (unaudited)    (unaudited)

Net sales                                              $268,558       $257,465
Cost of sales                                           148,972        143,710
                                                       --------        -------
     Gross profit                                       119,586        113,755

Research and development                                 13,909         13,567
Selling, general and administrative                      70,461         70,938
Amortization                                              2,753          2,434
Interest expense                                          5,009          5,412
Other charges (income), net                               (111)          (410)
                                                         ------         ------
     Earnings before taxes and minority interest         27,565         21,814
Provision for taxes                                       9,645          7,985
Minority interest                                          (11)            362
                                                        -------        -------
     Net earnings                                       $17,931        $13,467
                                                        =======        =======

Basic earnings per common share:
     Net earnings                                         $0.46          $0.35
     Weighted average number of common shares        38,753,185     38,443,363

Diluted earnings per common share:
     Net earnings                                         $0.43          $0.33
     Weighted average number of common shares        41,995,780     41,134,537


     The accompanying notes are an integral part of these interim consolidated financial statements.

                        METTLER-TOLEDO INTERNATIONAL INC.

             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Six months ended June 30, 2000 and 1999
                      (In thousands, except per share data)
                                   (unaudited)



                                     Common Stock                             Accumulated
                                      All Classes       Additional              Other
                                   -----------------      Paid-in    Accum.  Comprehensive
                                   Shares      Amount     Capital    Deficit      Loss       Total
                                   ------      ------     -------    -------      ----       -----
Balance at December 31, 1999      38,674,768     $386     $288,092  $(138,426)   $(38,037)  $112,015
Exercise of stock options             78,417        1          853          -           -        854
Comprehensive income:
    Net earnings                           -        -            -     29,685           -     29,685
    Change in currency
        translation adjustment             -        -            -          -      (9,359)    (9,359)
                                                                                              -------
Comprehensive income                                                                          20,326
                                  ----------     ----     --------  ----------   ---------  --------
Balance at June 30, 2000          38,753,185     $387     $288,945  $(108,741)   $(47,396)  $133,195
                                  ==========     ====     ========  ==========   =========  ========

Balance at December 31, 1998      38,400,363     $384     $285,161  $(186,527)   $(45,183)  $ 53,835
Exercise of stock options             43,000        -          500          -           -        500
Comprehensive income:
    Net earnings                           -        -            -     21,532           -     21,532
    Change in currency
        translation adjustment             -        -            -          -       3,758      3,758
                                                                                               -----
Comprehensive income                                                                          25,290
                                  ----------     ----     --------  ----------   ---------  --------
Balance at June 30, 1999          38,443,363     $384     $285,661  $(164,995)   $(41,425)  $ 79,625
                                  ==========     ====     ========  ==========   =========  ========

The accompanying notes are an integral part of these interim consolidated financial statements.



                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2000 and 1999
                                 (In thousands)


                                                                                    June 30,       June 30,
                                                                                      2000           1999
                                                                                      ----           ----
                                                                                  (unaudited)    (unaudited)
Cash flow from operating activities:
     Net earnings                                                                   $29,685         $21,532
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                11,018          12,759
         Amortization                                                                 5,618           4,969
         Revaluation of acquired inventory                                                -             998
         Net loss (gain) on disposal of property, plant and equipment                    29          (3,435)
         Deferred taxes                                                                (195)           (940)
         Minority interest                                                               (1)            497
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                               4,211          (7,937)
         Inventories                                                                (11,788)         (5,680)
         Other current assets                                                        (2,122)            255
         Trade accounts payable                                                     (19,838)         (7,520)
         Accruals and other liabilities, net                                         11,717           7,650
                                                                                    -------          ------
           Net cash provided by operating activities                                 28,334          23,148
                                                                                     ------          ------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                                300           9,529
     Purchase of property, plant and equipment                                       (9,546)        (11,880)
     Acquisitions                                                                   (16,755)        (18,468)
                                                                                    --------        --------
           Net cash used in investing activities                                    (26,001)        (20,819)
                                                                                    --------        --------

Cash flows from financing activities:
     Proceeds from borrowings                                                        36,406           7,441
     Repayments of borrowings                                                       (40,411)        (17,613)
     Proceeds from issuance of common stock                                             854             500
                                                                                     -------         ------
           Net cash used in financing activities                                     (3,151)         (9,672)
                                                                                     -------         -------

Effect of exchange rate changes on cash and cash equivalents                           (310)           (445)
                                                                                       -----           -----

Net decrease in cash and cash equivalents                                            (1,128)         (7,788)

Cash and cash equivalents:
     Beginning of period                                                            $17,179         $21,191
                                                                                    -------         -------
     End of period                                                                  $16,051         $13,403
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

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2000 and for the six and three month periods ended June 30, 2000 and 1999 should be read in conjunction with the December 31, 1999 and 1998 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

         Inventories consisted of the following at June 30, 2000 and December 31, 1999:

                                                   June 30,       December 31,
                                                     2000            1999
                                                     ----            ----

              Raw materials and parts              $56,912         $53,685
              Work in progress                      38,621          33,073
              Finished goods                        36,520          37,769
                                                   -------         -------
                                                   132,053         124,527
              LIFO reserve                            (725)           (626)
                                                   --------        --------
                                                  $131,328        $123,901
                                                  ========        ========

Earnings per Common Share

         As described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 5,096,495 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the six and three month periods ended June 30, 2000 and 1999, respectively.


                                                   June 30,        June 30,
                                                     2000            1999
                                                     ----            ----

              Six months ended                    3,216,451       2,686,414
              Three months ended                  3,242,595       2,691,174

3.       BUSINESS COMBINATIONS

         During the six months ended June 30, 2000 the Company spent approximately $16.8 million on acquisitions, including approximately $8.9 million of additional consideration related to an earn-out period associated with an acquisition consummated in December of 1998.

                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


3.       BUSINESS COMBINATIONS (Continued)

The Company accounted for the acquisition payments using the purchase method of accounting.

4.       OTHER CHARGES (INCOME), NET

         Other charges (income), net consists primarily of foreign currency transactions, interest income, gains on asset sales and other charges. The Company incurred a charge of approximately $3.1 million during the six months ended June 30, 1999 in connection with the exit from its glass batching business, based in Belgium. The Company completed its exit of this business by the end of 1999. This charge was offset by a gain of a similar amount in connection with an asset sale.

5.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments for the six months ended June 30:


                                               Principal                   Other                Eliminations
                                 Principal      Central      Swiss R&D    Western                    and
                                    U.S.        European     and Mfg.    European                 Corporate
         June 30, 2000           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $ 178,323     $  87,686    $  12,939   $ 127,901    $120,825   $        -    $ 527,674
Net sales to other segments.        18,732        24,741       68,737      21,264      54,102     (187,576)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 197,055     $ 112,427    $  81,676   $ 149,165    $174,927   $ (187,576)   $ 527,674
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $  20,925     $   8,780    $  17,771   $   8,432    $ 11,685   $   (5,286)   $  62,307


                                               Principal                   Other                Eliminations
                                 Principal      Central      Swiss R&D    Western                    and
                                    U.S.        European     and Mfg.    European                 Corporate
        June 30, 1999            Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------

Net sales to external
  customers.................     $ 166,598     $  89,711    $  10,879   $ 120,453    $105,539   $        -    $ 493,180
Net sales to other segments.        86,224        27,577       72,387      10,562      52,274     (249,024)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 252,822     $ 117,288    $  83,266   $ 131,015    $157,813   $ (249,024)   $ 493,180
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $  18,514     $  10,032    $  11,697   $   9,967    $ 10,855   $   (8,729)   $  52,336

Footnotes on following page


                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


5.       SEGMENT REPORTING (Continued)

Footnotes from previous page

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


       A reconciliation of adjusted operating income to earnings before taxes and minority interest for the six months ended June 30 follows:

                                                    June 30,        June 30,
                                                      2000            1999
                                                      ----            ----
Adjusted operating income.....................      $62,307         $52,336
Amortization..................................        5,618           4,969
Interest expense..............................       10,399          10,988
Revaluation of acquired inventory.............            -             998 (a)
Other charges, net............................          627             507
                                                        ---             ---
Earnings before taxes and minority interest...      $45,663         $34,874
                                                    =======         =======


                             ------------------------------

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

General

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the six and three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

Results of Operations

         Net sales were $527.7 million and $268.6 million for the six and three month periods ended June 30, 2000 compared to $493.2 million and $257.5 million for the corresponding period in the prior year. This represents increases of 12% and 10% in local currencies for the six and three month periods, respectively. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the six and three month periods increased 7% and 4%, respectively.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 16% and 10% in local currencies during the six and three month periods ended June 30, 2000 versus the corresponding period in the prior year, principally due to organic growth in our business and the effect of businesses acquired in May 1999. Net sales in local currencies during the six and three month periods in the Americas increased 7% as compared to the corresponding periods in 1999. Net sales in local currencies during the six and three month periods in Asia and other markets increased 21% and 16% compared to the same periods in the prior year. The results of our business in Asia and other markets during the six and three month periods ending June 30, 2000 primarily reflect improved economic conditions throughout the region.

         The operating results for Testut-Lutrana (which were included in our results from May 1, 1999) would have had the effect of increasing our net sales by an additional $16.3 million and $3.4 million for the six and three month periods ended June 30, 1999.

         Gross profit as a percentage of net sales decreased to 44.3% and 44.5% for the six and three months ended June 30, 2000, compared to 44.6% before $1.0 million of non-recurring acquisition costs for the corresponding periods in the prior year. This decrease is primarily related to changes in our sales mix, as well as increased raw material costs, including electronics.

         Research and development expenses as a percentage of net sales decreased to 5.2% for the six and three month periods ended June 30, 2000, compared to 5.3% for the corresponding periods in the prior year.

         Selling, general and administrative expenses as a percentage of net sales decreased to 27.3% and 26.2% for the six and three months ended June 30, 2000, compared to 28.7% and 27.6% for the corresponding periods in the prior year in part due to the lower distribution costs associated with the changes in our sales mix.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization, other charges (income), net and non-recurring costs) increased 19% to $62.3 million, or 11.8% of net sales, for the six months ended June 30, 2000, compared to $52.3 million, or 10.6% of net sales, for the corresponding period in the prior year. Adjusted Operating Income was $35.2 million, or 13.1% of net sales, for the three months ended June 30, 2000, compared to $30.2 million, or 11.7% of net sales, for the corresponding period in the prior year. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $10.4 million and $5.0 million for the six and three month periods ended June 30, 2000, compared to $11.0 million and $5.4 million for the corresponding periods in the prior year. The decrease was principally due to reduced debt levels.

         Other charges (income), net of $0.6 million and $(0.1) million for the six and three months ended June 30, 2000 compared to other charges (income), net of $0.5 million and $(0.4) million for the corresponding periods in the prior year. The 1999 periods included a gain on an asset sale of $3.1 million offset by a charge to exit our glass batching business based in Belgium. The 1999 amounts also included a one-time charge of $0.8 million relating to the secondary offering completed in February 1999.

         The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the six and three month periods ended June 30, 2000 was approximately 35%.

         Net earnings were $29.7 million and $17.9 million for the six and three month periods ended June 30, 2000, compared to net earnings of $23.4 million and $14.5 million before the one-time charge relating to the secondary offering and the non-recurring acquisition related charge for the corresponding periods of the prior year.



Liquidity and Capital Resources

         At June 30, 2000, our consolidated debt, net of cash, was $268.8 million. We had borrowings of $271.9 million under our credit agreement and $12.9 million under various other arrangements as of June 30, 2000. Of our credit agreement borrowings, approximately $138.7 million was borrowed as term loans scheduled to mature in 2004 and $133.2 million was borrowed under our multi-currency revolving credit facility. At June 30, 2000, we had $277.3 million of availability remaining under our revolving credit facility.

         At June 30, 2000, approximately $97.9 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $186.9 million at June 30, 2000. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

         Cash provided by operating activities totalled $28.3 million for the six months ended June 30, 2000. In the six months ended June 30, 1999, cash provided by operating activities totalled $23.1 million. We experienced increased inventory levels during the six months ended June 30, 2000, in part due to additional purchases of electronic components to reduce our exposure to potential supply shortages.

         During the six months ended June 30, 2000, we spent approximately $16.8 million on acquisitions, including approximately $8.9 million of additional consideration related to an earn-out period associated with an acquisition consummated in December 1998. These payments were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness. In addition, we expect to make additional earn-out payments in 2000.

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

New Accounting Standards

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. In June 2000, the SEC issued an amendment SAB 101B, "Second Amendment: Revenue Recognition in Financial Statements" which further delays implementation of SAB 101 until the Company's fourth fiscal quarter of 2000. Management is currently evaluating the impact of SAB No. 101 to determine what effect, if any, it could have on our financial position and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of June 30, 2000, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.   Not applicable

Item 2.  Changes in Security.   Not applicable

Item 3.  Defaults Upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Mettler-Toledo International Inc. annual meeting of stockholders was held on May 16, 2000. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors of the Company as previously reported to the Commission, the ratification of the appointment of the Company's independent auditors, the approval of the reservation of an additional 2.5 million shares under the Company's 1997 Amended and Restated Stock Option Plan, and the approval of the material terms of the Company's POBS Plus Incentive System for Group Management.

As of March 20, 2000, the record date for the annual meeting, there were 38,712,272 shares of Mettler-Toledo International Inc. common stock entitled to vote at the meeting. The holders of 32,424,551 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

                                                         Withheld
Matter                                          For    or Against    Abstained
------                                          ---    ----------    ---------

Election of Directors
      Robert F. Spoerry                  32,371,289        53,262            -
      Philip Caldwell                    32,369,547        55,004            -
      John T. Dickson                    32,355,407        69,144            -
      Reginald H. Jones                  32,369,472        55,079            -
      John D. Macomber                   32,370,368        54,183            -
      George M. Milne                    32,371,228        53,323            -
      Laurence Z.Y. Moh                  27,639,419     4,785,132            -
      Thomas P. Salice                   32,371,648        52,903            -

Appointment of Independent Auditors      32,415,214         5,399        3,938

Approval of Reservation of Shares        16,168,313    12,115,088       19,386
under the Stock Option Plan

Approval of Incentive System for         32,207,754       268,319       48,478
Group Management

Item 5.  Other information.   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

 (a)     Exhibits

         10. Amendment to the Mettler-Toledo International Inc. 1997 Amended and Restated Stock Option Plan.

 (b)     Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               Mettler-Toledo International Inc.

Date: August 15, 2000                          By:  /s/  William P. Donnelly
                                                    ------------------------

                                                 William P. Donnelly
                                                 Vice President and
                                                 Chief Financial Officer