Form 10-Q
period 2000-11-15
METTLER TOLEDO INTERNATIONAL INC/
filed 2000-11-15
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000, OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant had 38,753,185 shares of Common Stock outstanding at September 30, 2000.

                        METTLER-TOLEDO INTERNATIONAL INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                       Page No.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of September 30, 2000             3
    and December 31, 1999

    Interim Consolidated Statements of Operations for the nine               4
      months ended September 30, 2000 and 1999

    Interim Consolidated Statements of Operations for the three              5
      months ended September 30, 2000 and 1999

    Interim Consolidated Statements of Shareholders' Equity                  6
      for the nine months ended September 30, 2000 and 1999

    Interim Consolidated Statements of Cash Flows for the nine               7
      months ended September 30, 2000 and 1999

    Notes to the Interim Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial Condition         12
and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Part II.  OTHER INFORMATION                                                  18

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Security                                                 18

Item 3.  Default upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signature                                                                    19

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        METTLER-TOLEDO INTERNATIONAL INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                 As of September 30, 2000 and December 31, 1999
                      (In thousands, except per share data)

                                                                                     September 30,  December 31,
                                                                                        2000          1999
                                                                                        ----          ----
                                                                                     (unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                         $15,683        $17,179
     Trade accounts receivable, net                                                    201,765        203,750
     Inventories, net                                                                  130,717        123,901
     Other current assets and prepaid expenses                                          34,090         43,115
                                                                                       -------        -------
         Total current assets                                                          382,255        387,945
Property, plant and equipment, net                                                     186,473        199,723
Excess of cost over net assets acquired, net                                           195,129        204,395
Other assets                                                                            34,649         28,910
                                                                                      --------       --------
         Total assets                                                                 $798,506       $820,973
                                                                                      ========       ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                            $60,266        $81,234
     Accrued and other liabilities                                                     106,384        105,783
     Accrued compensation and related items                                             46,509         53,510
     Taxes payable                                                                      48,776         48,769
     Short-term borrowings and current maturities of long-term debt                     45,783         46,879
                                                                                       -------        -------
         Total current liabilities                                                     307,718        336,175
Long-term debt                                                                         232,944        249,721
Non-current deferred taxes                                                              21,928         22,728
Other non-current liabilities                                                           90,330        100,334
                                                                                       -------        -------
         Total liabilities                                                             652,920        708,958

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized   10,000,000 shares              -              -
     Common stock, $0.01 par value per share; authorized      125,000,000 shares;
         issued 38,753,185 shares at September 30, 2000 and 38,674,768 shares at
         December 31, 1999 (excluding 64,467 shares held in treasury)                      387            386
     Additional paid-in capital                                                        288,945        288,092
     Accumulated deficit                                                               (91,607)      (138,426)
     Accumulated other comprehensive loss                                              (52,139)       (38,037)
                                                                                       --------      ---------
         Total shareholders' equity                                                    145,586        112,015
Commitments and contingencies
                                                                                      --------       --------
         Total liabilities and shareholders' equity                                   $798,506       $820,973
                                                                                      ========       ========


                    The accompanying notes are an integral part of these interim consolidated financial statements.

                                        3

                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine months ended September 30, 2000 and 1999
                      (In thousands, except per share data)


                                                      September 30  September 30
                                                          2000           1999
                                                          ----           ----
                                                       (unaudited)   (unaudited)

Net sales                                               $797,677       $761,186
Cost of sales                                            443,166        422,476
                                                         -------        -------
     Gross profit                                        354,511        338,710

Research and development                                  41,375         40,235
Selling, general and administrative                      216,698        216,818
Amortization                                               8,403          7,635
Interest expense                                          15,212         16,567
Other charges, net                                           847          1,638
                                                          ------         ------
     Earnings before taxes and minority interest          71,976         55,817
Provision for taxes                                       25,195         20,174
Minority interest                                           (38)            453
                                                         -------        -------
     Net earnings                                        $46,819        $35,190
                                                         =======        =======

Basic earnings per common share:
     Net earnings                                          $1.21          $0.91
     Weighted average number of common shares         38,739,547     38,465,856

Diluted earnings per common share:
     Net earnings                                          $1.11          $0.85
     Weighted average number of common shares         42,032,434     41,175,684


                    The accompanying notes are an integral part of these interim consolidated financial statements.

                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 2000 and 1999
                      (In thousands, except per share data)


                                                     September 30  September 30
                                                         2000           1999
                                                         ----           ----
                                                     (unaudited)    (unaudited)

Net sales                                               $270,003       $268,006
Cost of sales                                            149,319        148,278
                                                         -------        -------
     Gross profit                                        120,684        119,728

Research and development                                  14,093         13,913
Selling, general and administrative                       72,460         75,496
Amortization                                               2,785          2,666
Interest expense                                           4,813          5,579
Other charges, net                                           220          1,131
                                                          ------         ------
     Earnings before taxes and minority interest          26,313         20,943
Provision for taxes                                        9,216          7,329
Minority interest                                           (37)           (44)
                                                         -------        -------
     Net earnings                                        $17,134        $13,658
                                                         =======        =======

Basic earnings per common share:
     Net earnings                                          $0.44          $0.35
     Weighted average number of common shares         38,753,185     38,553,843

Diluted earnings per common share:
     Net earnings                                          $0.41          $0.33
     Weighted average number of common shares         42,198,943     41,310,499


                    The accompanying notes are an integral part of these interim consolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.

             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Nine months ended September 30, 2000 and 1999
                      (In thousands, except per share data)
                                   (unaudited)



                                     Common Stock                             Accumulated
                                      All Classes       Additional              Other
                                   -----------------      Paid-in    Accum.  Comprehensive
                                   Shares      Amount     Capital    Deficit      Loss       Total
                                   ------      ------     -------    -------      ----       -----
Balance at December 31, 1999      38,674,768     $386     $288,092  $(138,426)   $(38,037)  $112,015
Exercise of stock options             78,417        1          853          -           -        854
Comprehensive income:
    Net earnings                           -        -            -     46,819           -     46,819
    Change in currency
        translation adjustment             -        -            -          -     (14,102)   (14,102)
                                                                                              -------
Comprehensive income                                                                          32,717
                                  ----------     ----     --------  ----------   ---------  --------
Balance at September 30, 2000     38,753,185     $387     $288,945  $ (91,607)   $(52,139)  $145,586
                                  ==========     ====     ========  ==========   =========  ========

Balance at December 31, 1998      38,400,363     $384     $285,161  $(186,527)   $(45,183)  $ 53,835
Exercise of stock options            153,480        2        1,376          -           -      1,378
Comprehensive income:
    Net earnings                           -        -            -     35,190           -     35,190
    Change in currency
        translation adjustment             -        -            -          -       4,770      4,770
                                                                                               -----
Comprehensive income                                                                          39,960
                                  ----------     ----     --------  ----------   ---------  --------
Balance at September 30, 1999     38,553,843     $386     $286,537  $(151,337)   $(40,413)  $ 95,173
                                  ==========     ====     ========  ==========   =========  ========


                    The accompanying notes are an integral part of these interim consolidated financial statements.



                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2000 and 1999
                                 (In thousands)


                                                                               September 30,   September 30,
                                                                                    2000           1999
                                                                                    ----           ----
                                                                                (unaudited)     (unaudited)
Cash flow from operating activities:
     Net earnings                                                                   $46,819         $35,190
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                16,011          18,900
         Amortization                                                                 8,403           7,635
         Revaluation of acquired inventory                                                -             998
         Net loss (gain) on disposal of property, plant and equipment                   129          (3,355)
         Deferred taxes                                                                (288)            (33)
         Minority interest                                                              (38)            453
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                             (10,060)         (3,830)
         Inventories                                                                (13,193)         (3,808)
         Other current assets                                                        (4,417)          2,499
         Trade accounts payable                                                     (19,152)         (6,667)
         Accruals and other liabilities, net                                         13,623           3,140
                                                                                     ------          ------
           Net cash provided by operating activities                                 37,837          51,122
                                                                                     ------          ------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                                635           9,673
     Purchase of property, plant and equipment                                      (18,317)        (16,837)
     Acquisitions                                                                   (18,170)        (18,468)
                                                                                    --------        --------
           Net cash used in investing activities                                    (35,852)        (25,632)
                                                                                    --------        --------

Cash flows from financing activities:
     Proceeds from borrowings                                                        46,203          12,937
     Repayments of borrowings                                                       (50,111)        (45,755)
     Proceeds from issuance of common stock                                             854           1,378
                                                                                     ------         --------
           Net cash used in financing activities                                     (3,054)        (31,440)
                                                                                     -------        --------

Effect of exchange rate changes on cash and cash equivalents                           (427)           (340)
                                                                                       -----           -----

Net decrease in cash and cash equivalents                                            (1,496)         (6,290)

Cash and cash equivalents:
     Beginning of period                                                            $17,179         $21,191
                                                                                    -------         -------
     End of period                                                                  $15,683         $14,901
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

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2000 and for the nine and three month periods ended September 30, 2000 and 1999 should be read in conjunction with the December 31, 1999 and 1998 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

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

         Inventories consisted of the following at September 30, 2000 and December 31, 1999:

                                               September 30,        December 31,
                                                   2000                 1999
                                               -------------      -------------

              Raw materials and parts               $58,051            $53,685
              Work in progress                       38,382             33,073
              Finished goods                         34,947             37,769
                                                    -------            -------
                                                    131,380            124,527
              LIFO reserve                             (663)              (626)
                                                    --------           --------
                                                   $130,717           $123,901
                                                   =========          =========


Earnings per Common Share

         As described in Note 11 in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 5,096,495 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the nine and three month periods ended September 30, 2000 and 1999, respectively.


                                           September 30,           September 30,
                                                2000                    1999
                                           -------------           -------------

              Nine months ended              3,292,887               2,709,828
              Three months ended             3,445,758               2,756,656



3.       BUSINESS COMBINATIONS

         During the nine months ended September 30, 2000 the Company spent approximately $18.2 million on acquisitions, including approximately $10.2 million of additional consideration related to earn-out payments associated with acquisitions consummated in December of 1998.

                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


3.       BUSINESS COMBINATIONS (Continued)

The Company accounted for the acquisition payments using the purchase method of accounting.

4.       OTHER CHARGES, NET

         Other charges, net consists primarily of foreign currency transactions, interest income, gains on asset sales and other charges. The Company incurred losses of approximately $4.1 million during the nine months ended September 30, 1999 in connection with the exit from its glass batching business based in Belgium. The Company completed its exit of this business by the end of 1999. These losses were offset by a gain of $3.1 million recorded in connection with an asset sale.

5.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments for the nine months ended September 30:



                                               Principal                   Other                Eliminations
                                 Principal      Central      Swiss R&D    Western                    and
                                    U.S.        European     and Mfg.    European                 Corporate
    September 30, 2000           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $ 271,219     $ 131,256    $  20,787   $ 185,506    $188,909   $        -    $ 797,677
Net sales to other segments.        30,638        37,840      104,460      30,722      86,719     (290,379)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 301,857     $ 169,096    $ 125,247   $ 216,228    $275,628   $ (290,379)   $ 797,677
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $  31,412     $  14,816    $  25,636   $  12,184    $ 18,695   $   (6,305)   $  96,438


                                               Principal                   Other                Eliminations
                                 Principal      Central      Swiss R&D    Western                    and
                                    U.S.        European     and Mfg.    European                 Corporate
    September 30, 1999           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------

Net sales to external
  customers.................     $ 257,645     $ 135,066    $  16,920   $ 185,636    $165,919   $        -    $ 761,186
Net sales to other segments.       131,710        41,576      109,389      14,833      79,901     (377,409)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 389,355     $ 176,642    $ 126,309   $ 200,469    $245,820   $ (377,409)   $ 761,186
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $  28,093     $  15,579    $  20,676   $  14,655    $ 18,161   $  (14,509)   $  82,655

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


       A reconciliation of adjusted operating income to earnings before taxes and minority interest for the nine months ended September 30 follows:

                                                 September 30,    September 30,
                                                     2000             1999
                                                 -------------    -------------
Adjusted operating income.....................     $96,438          $82,655
Amortization..................................       8,403            7,635
Interest expense..............................      15,212           16,567
Revaluation of acquired inventory.............           -              998  (a)
Other charges, net............................         847            1,638
                                                       ---            -----
Earnings before taxes and minority interest...     $71,976          $55,817
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

General

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the nine and three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

Results of Operations

         Net sales were $797.7 million and $270.0 million for the nine and three month periods ended September 30, 2000 compared to $761.2 million and $268.0 million for the corresponding periods in the prior year. This represents increases of 10% and 7% in local currencies for the nine and three month periods, respectively. The second half of 1999 benefited from Year 2000 and euro conversion related spending by our large retail customers. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the nine and three month periods increased 5% and 1%, respectively.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 14% and 10% in local currencies during the nine and three month periods ended September 30, 2000 versus the corresponding periods in the prior year, principally due to organic growth in our business and, with respect to the nine-month period, the effect of businesses acquired in May 1999. Net sales in local currencies during the nine and three month periods in the Americas increased 6% as compared to the corresponding periods in 1999. Net sales in local currencies during the nine-month period in Asia and other markets increased 12%, while net sales in local currencies in the three-month period were flat, compared to the same periods in the prior year. The results of our business in Asia and other markets during the three-month period ending
September 30, 2000 reflect strong performance in China and Japan, offset primarily by results in other markets.

         The operating results for Testut-Lutrana (which were included in our results from May 1, 1999) would have had the effect of increasing our net sales by an additional $16.3 million for the nine months ended September 30, 1999.

         Gross profit as a percentage of net sales was 44.4% for the nine months ended September 30, 2000, compared to 44.6% before $1.0 million of non-recurring acquisition costs for the comparable period in the prior year and 44.7% for the three months ended September 30, 2000 and 1999. Current year results reflect changes in our sales mix, as well as increased raw material costs, including electronics.

         Research and development expenses as a percentage of net sales were 5.2% for the nine and three month periods ended September 30, 2000, compared to 5.3% and 5.2% for the corresponding periods in the prior year.

         Selling, general and administrative expenses as a percentage of net sales decreased to 27.2% and 26.8% for the nine and three months ended September 30, 2000, compared to 28.5% and 28.2% for the corresponding periods in the prior year in part due to the lower distribution costs associated with the changes in our sales mix.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization, other charges, net and non-recurring costs) increased 17% to $96.4 million, or 12.1% of net sales, for the nine months ended September 30, 2000, compared to $82.7 million, or 10.9% of net sales, for the corresponding period in the prior year. Adjusted Operating Income was $34.1 million, or 12.6% of net sales, for the three months ended September 30, 2000, compared to $30.3 million, or 11.3% of net sales, for the corresponding period in the prior year. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $15.2 million and $4.8 million for the nine and three month periods ended September 30, 2000, compared to $16.6 million and $5.6 million for the corresponding periods in the prior year. The decrease was principally due to reduced debt levels.

         Other charges, net of $0.8 million and $0.2 million for the nine and three months ended September 30, 2000 compared to other charges, net of $1.6 million and $1.1 million for the corresponding periods in the prior year. The 1999 nine month amount included a gain on an asset sale of $3.1 million offset by losses of $4.1 million to exit our glass batching business based in Belgium, of which $1.0 million was recorded in the third quarter of 1999. The 1999 amounts also included a one-time charge of $0.8 million relating to the secondary offering completed in February 1999.

         The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the nine and three month periods ended September 30, 2000 was approximately 35%.

         Net earnings were $46.8 million and $17.1 million for the nine and three month periods ended September 30, 2000, compared to net earnings of $37.0 million and $13.7 million before the one-time charge relating to the secondary offering and the non-recurring acquisition related charge for the corresponding periods of the prior year.

Liquidity and Capital Resources

         At September 30, 2000, our consolidated debt, net of cash, was $263.0 million. We had borrowings of $265.4 million under our credit agreement and $13.3 million under various other arrangements as of September 30, 2000. Of our credit agreement borrowings, approximately $130.6 million was borrowed as term loans scheduled to mature in 2004 and $134.8 million was borrowed under our multi-currency revolving credit facility. At September 30, 2000, we had $273.9 million of availability remaining under our revolving credit facility.

         At September 30, 2000, approximately $83.7 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $195.0 million at September 30, 2000. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

         Cash provided by operating activities totaled $37.8 million for the nine months ended September 30, 2000. In the nine months ended September 30, 1999, cash provided by operating activities totaled $51.1 million. We experienced increased inventory levels during the nine months ended September 30, 2000, in part due to additional purchases of electronic components to reduce our exposure to potential supply shortages, and the introduction of new product lines.

         During the nine months ended September 30, 2000, we spent approximately $18.2 million on acquisitions, including approximately $10.2 million of additional consideration related to earn-out payments associated with acquisitions consummated in December 1998. These payments were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness.

         In November 2000, we announced agreements to acquire Berger Instruments and AVS. We also announced that we had increased our shareholding in Cargoscan to greater than 90% and our intention to purchase the minority shareholding in Cargoscan by the end of the year. Payments related to these acquisitions will be made in the remainder of 2000 and in subsequent periods. Berger Instruments is the market leader in Supercritical Fluid Chromatography (SFC), a high-performance technology used to analyze and purify chemical compounds during drug discovery. AVS is a leader in x-ray visioning solutions used in the inspection of packaged goods. Cargoscan is the leading provider of dimensioning technology used by major express carriers, freight forwarders, third-party logistic entities and distribution companies.

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

         On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash (banking) transactions. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be issued for cash transactions. For a period of nine months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currency and use exclusively the euro.

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

         The statements set forth herein concerning the introduction of the euro which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with our euro programs and the time frame in which we plan to complete euro modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. There can be no guarantee that any estimates or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not determined the effect of the adoption of this statement.

Forward-Looking Statements and Associated Risks

         This Quarterly Report on Form 10-Q includes forward-looking statements based on our current expectations and projections about future events, including: strategic plans; potential growth, including penetration of developed markets and opportunities in emerging markets; planned product introductions; planned operational changes and research and development efforts; euro-conversion issues; future financial performance, including expected capital expenditures; research and development expenditures; estimated proceeds from and the timing of asset sales; potential acquisitions; future cash sources and requirements; and potential cost savings from restructuring programs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2000, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

(a)      Exhibit 27 - Financial data schedule

(b)      Reports on Form 8-K - None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               Mettler-Toledo International Inc.

Date: November 15, 2000                        By:  /s/  William P. Donnelly
                                                    ------------------------

                                                         William P. Donnelly
                                                         Vice President and
                                                         Chief Financial Officer