Form 10-K
METTLER TOLEDO INTERNATIONAL INC/
filed 2001-03-22
CIK 1037646

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    Form 10-K
    (Mark One)
    |X|         Annual Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934 [No Fee Required]
                   For the fiscal year ended December 31, 2000
                                       OR
    |_|         Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934 [No Fee
                Required] For the transition period from _______
                                   to _______
                         Commission file number 0-22493

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

         As of March 16, 2001 there were 39,681,536 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the New York Stock Exchange on March 16, 2001) was approximately $1.655 billion. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

                       Documents Incorporated by Reference

          Document                                    Part of Form 10-K
   Proxy Statement for 2001                       Into which Incorporated
 Annual Meeting of Stockholders                           Part III

                        METTLER-TOLEDO INTERNATIONAL INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR FISCAL YEAR ENDED DECEMBER 31, 2000


PART I

ITEM 1.       BUSINESS.........................................................1

ITEM 2.       PROPERTIES......................................................23

ITEM 3.       LEGAL PROCEEDINGS...............................................24

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............24

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.....................................25

ITEM 6.       SELECTED FINANCIAL DATA.........................................26

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................28

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......39

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................39

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................39

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............40

ITEM 11.      EXECUTIVE COMPENSATION..........................................42

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................42

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................42

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.....................................................42

SIGNATURES....................................................................43

         Unless otherwise stated or where the context otherwise requires, references herein to we, our, the "Company" or "Mettler-Toledo" refer to Mettler-Toledo International Inc. and its direct and indirect subsidiaries.

         This Annual  Report on Form 10-K  includes  forward-looking  statements based on our current expectations and projections about future events. These forward-looking statements are subject to a number of risks and uncertainties which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 99.1 to this Report.

         We use the following registered and unregistered trademarks, which are found in this Report: APPLIED SYSTEMS, ASI, AVS, AX, BERGER, BERGER INSTRUMENTS, BOHDAN, CARGOSCAN, DELTARANGE, DIGITOL, FORMWEIGH, FREEWEIGH, FTIR, JAGUAR, JAGXTREME, LABMAX, LUTRANA, MENTOR SC, METTLER, METTLER-TOLEDO, MT-SHOP, MULTIMAX, MultiRange, MYRIAD, OHAUS, OPRA, SAFELINE, SPIDER, TESTUT, TESTUT-LUTRANA, THORNTON, TRIMWEIGH , TRUCKMATE, VIPER, WINBRIDGE.

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

                                     PART I

ITEM 1.       BUSINESS

Overview

         Mettler-Toledo is a leading global supplier of precision instruments. We are the world's largest manufacturer of weighing instruments for use in laboratory, industrial and food retailing applications. We hold top-three market positions in several related analytical instruments, and are a leading provider of automated chemistry systems used in drug and chemical compound discovery and development. In addition, we are the world's largest manufacturer and marketer of metal detection and other end-of-line inspection systems used in production and packaging.

         We focus on the high value-added segments of our markets by providing innovative instruments that are often integrated into application-specific solutions for customers. We design our instruments not only to capture valuable data but also to facilitate the processing and transfer of this data into customers' management information systems.

Competitive Strengths

         We believe our franchise has a number of competitive strengths, which allow us to compete successfully in high value-added segments:

o Worldwide Market Leadership Positions. We believe that we have a leading position in each of our markets, and at least 80% of our product sales are from products that are the global leaders in their segment. In the weighing instruments market, we are the only company to offer products for laboratory, industrial and food retailing applications globally and we believe that we hold a market share more than twice that of our nearest competitor. We believe that in 2000 we had approximately 50% of the global market for laboratory balances, including the largest market share in each of Europe, the United States and Asia (excluding Japan), and the number two position in Japan. In the industrial and food retailing markets, we believe we have the largest market share in Europe and the United States. In Asia, we have a substantial industrial and food retailing business which has gained market share in recent years. This business is supported by our established manufacturing presence in China. In addition to our weighing franchise, most of our other sales come from product lines where we hold a top-three global position.

o Global Brand and Reputation. The Mettler-Toledo brand name is identified worldwide with accuracy, reliability and innovation. Customers value these characteristics because most of our instruments significantly impact customers' product quality, productivity, costs and regulatory compliance. Furthermore, precision instruments generally constitute a small percentage of customers' aggregate expenditures. As a result, we believe customers focus on accuracy, product reliability, technical innovation, service quality, reputation and past experience when choosing precision instruments, rather than cost alone. We have one of the strongest brand names in the laboratory. In fact laboratory balances are often generically referred to as "Mettlers". The strength of this brand name has allowed us to successfully extend our laboratory balance line to include other analytical instruments.

o Technological Innovation. We have a long and successful track record of innovation and remain at the forefront of technological development by focusing on the high value-added segments of our markets. We believe that we are the global leader in our industry in providing innovative measurement solutions to enhance our customers' processes. Our technological innovation efforts benefit from our knowledge of customer processes and related requirements, our manufacturing expertise in sensor technology, precision machining and electronics, as well as our strength in software development.

o Comprehensive, High Quality Solution Offering. We offer a more comprehensive range of instruments and solutions than any of our key competitors. Our broad product line addresses a wide range of applications across and within many industries and regions. We manufacture our products in modern facilities, most of which are ISO 9001 certified. Our broad range of high quality products and the ability to provide integrated solutions allows us to leverage our sales and service organization, product development activities and manufacturing and distribution capabilities.

o Global Sales and Service. We have the only global sales and service organization among weighing instruments manufacturers, and one of the largest of any precision instrument company. We believe that this capability is a major competitive advantage. At December 31, 2000, this organization consisted of more than 4,000 employees organized into locally based, customer-focused groups that provide prompt service and support to our customers and distributors in virtually all major markets around the world. The local focus of our sales and service organization enables us to provide timely, responsive support to our customers worldwide and provides feedback for manufacturing and product development. When we survey our current and potential customers on their needs, they often name service as the most important criteria for choosing their instrument suppliers. In addition, we believe there is a trend in may of our customer segments to outsource service activities, which provides us a growth opportunity for the future.

o Largest Installed Base. We believe that we have the largest installed base of weighing instruments in the world. From this installed base, we obtain service contracts that provide a strong, stable source of recurring service revenue. Service revenue represented approximately 18% of net sales in 2000, of which approximately half was derived solely from service contracts and repairs with the remainder derived from the sale of spare parts. We believe that our installed base of instruments represents a competitive advantage with respect to repeat purchases and purchases of other instruments we offer, because customers tend to remain with their existing suppliers. In addition, switching to a new instrument supplier entails additional costs to the customer for training, spare parts, service and systems integration requirements. Close relationships and frequent contact with our broad customer base also provide us with sales leads and new product and application ideas.

o Geographical, Product and Customer Diversification. Our revenue base is diversified by geographic region, product range and customer. Many different industries, including pharmaceuticals, food processing, food retailing and chemicals, cosmetics and logistics utilize our broad product range. We supply customers all over the world, and no one customer accounted for more than 3% of net sales in 2000. Our diverse revenue base reduces our exposure to regional or industry-specific economic conditions, and our presence in many different geographic markets, product markets and industries enhances our attractiveness as a supplier to multinational customers. In 2000, our sales were $1.1 billion. Of this total 44% came from Europe, 44% from North and South America and 12% from Asia and other countries. For additional information regarding our segment disclosure, see Note 15 to our audited consolidated financial statements.

Growth Strategies

         We believe that our growth opportunities arise from our solutions approach to the principal challenges facing our customer base. These include the need for increased efficiency (for example, in accelerating time to market, achieving better yields, improving work processes and outsourcing non-core activities), the desire to integrate information captured by instruments into management information systems, the drive for ever higher quality products and services, including the need to adhere to stringent regulatory and industry standards, and the move towards globalization in all major customer groups.

         We continue to execute the business strategies that we outlined at the time of our buy-out in 1996, which are described below. The successful implementation of these strategies has allowed us to achieve a compound annual sales growth rate in local currencies of 11% since 1996, and to improve our Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) from $57.8 million (6.8% of net sales) for 1996 to $142.8 million (13.0% of net sales) for 2000. Earnings per share increased from $0.14 in 1996 (pro forma for our buy-out) to $1.70 in 2000 before non-recurring items. In addition, our ratio of net debt to EBITDA decreased from 4.6 in 1996 to 1.6 in 2000 and our interest coverage increased from 2.3 to 8.4 during the same period.

         Our key growth strategies are as follows:

         Expanding Our Technology Leadership. We attribute a significant portion of our recent margin improvement to our research and development efforts. We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested approximately $160 million in research and development. Our research and development efforts fall into two categories:

         o technology advancements, which increase the value of our products. These may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means

         o cost reductions, which reduce the manufacturing cost of our products through better overall design

         Our research and development efforts have contributed to a pipeline of innovative and new products, significant reductions in product costs and reduced time to market for our new products. Examples of recent product introductions include:

         o our new AX line of analytical balances, which gives scientists a wealth of new capabilities through its embedded software, Internet connection for remote monitoring and downloadable applications, and sensors that provide for single-handed operation,

         o our Internet-enabled industrial terminal, JagXtreme, which gives production managers the ability to perform monitoring and diagnostics off-site, including predicting equipment problems before they disrupt manufacturing processes and

         o MultiMax, our high-throughput lab reactor, which combines multiple vessels with robotic and FTIR technologies that enable chemists to reduce process development time by running real-time chemical analysis.

         Increasing  our  Market  Share and  Capitalizing  on  Opportunities  in
Developed Markets. We recognize that to be a successful company, we must not only develop excellent solutions, but we must market and distribute them effectively--more effectively than our competitors. We view the key elements of our sales and service strategy as follows:

         o We utilize what we believe are the most sophisticated marketing and sales techniques in our industry. These techniques include the development and utilization of marketing databases. We develop these databases to better understand the full potential of our market by customer, location, industry, instrument and related application. We then utilize this data to more efficiently direct our field resources and complement our direct and distributor sales forces with targeted mailing and telemarketing campaigns to more fully exploit our market's potential. The transparency of the marketplace created through these databases allows us to more effectively identify penetration opportunities among customers and non-customers.

         o With our developing E-commerce project, we plan to create a configurable Internet portal which will allow customers, channel partners and suppliers to customize the information presented to them and to interact with us in the way they choose. Over time, we will develop a knowledge base which will allow us to gain deeper insight into our customers' patterns of behavior and give us better market transparency. From this, we will be able to refine our marketing efforts, gain quicker market penetration with new products and services, and also ultimately reduce our marketing costs.

         o Our service capabilities stretch across the globe and include around-the-clock availability of well-trained technicians, which is highly valued by our customers. We believe that no other competitor has our capabilities and that our service capabilities are a critical success factor for us. Customers are continuing to outsource non-core activities, such as service. In almost all cases, we can provide higher-quality service at lower costs than the customer can. Therefore, it is important that our customers have the right partner in these outsourcing efforts. Our value-added services encompass maintenance, calibration, traceability of weights, certification, asset management, software upgrades, data integration and training.

         o We also utilize a dual brand strategy for certain market segments to improve our overall market penetration. For example, we sell balances under the Ohaus brand name as an alternative to the Mettler-Toledo brand name in certain distribution channels, such as the education market.

         Capitalizing on Opportunities in Emerging Markets. We believe that emerging markets will continue to provide growth opportunities for us. These growth opportunities are being driven primarily by economic development and multinationals' use of additional and more sophisticated precision instruments as they shift production to emerging markets. In addition, we believe that over the long term, the trend toward international quality standards, the need to upgrade mechanical scales to electronic versions and the establishment of local production facilities by our multinational client base will add to the opportunities in emerging markets.

         To date our emerging market expansion has primarily focused on Asia. In Asia (excluding Japan), we are the market leader in laboratory weighing instruments and have a substantial industrial and food retailing business that has gained market share in recent years. For instance, we have two profitable operations in China: a facility that manufactures and sells industrial and food retailing products and a facility that manufactures and distributes laboratory products. We also have direct marketing organizations in Taiwan, Korea, Hong Kong, Singapore, India, Thailand, Malaysia and Eastern Europe. Beyond Asia, we are also expanding our sales and service presence in Latin America and other emerging markets.

         We want to continue leveraging our Chinese manufacturing and R&D as a platform for low-end products, which are necessary to increase our penetration of emerging markets. At the same time, we are supplying these products to complementary channels in North America and Europe. We are also transferring production of many of our low-end products from Europe and North America to China - the most recent example being our Ohaus electronic laboratory balances and our shipping scales.

         China is itself a great market for us. China is striving to meet global quality standards so it can be a significant exporter. An increasing number of multinationals are investing in China. Also, the local market is continuing to switch over from mechanical to electronic weighing. For these reasons, we are working to win a larger share of the market. We developed and launched a host of new products in China in the past two years and our objective is to continue to gain momentum.

         Pursuing Selected Acquisition Opportunities. Acquisitions are an integral part of our growth strategy. We believe that we have a powerful acquisition platform in the instrument industry. Our acquisitions leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We are interested in pursuing acquisitions which have strong strategic fit - for example, companies with complementary products that will benefit from our brand name and global distribution channels, and companies with solutions we can combine with our own technologies to create overall better solutions for our customers. In addition, our acquisitions should anchor more of our business in faster-growing markets. We are particularly attracted to the following end markets:

         o Drug Discovery. The impact of scientific developments, including the human genome project, is fundamentally changing the pharmaceutical industry and its need for automation. In recent years, we have acquired a variety of companies in the field of drug discovery, including ASI, Bohdan, Myriad and Berger. We offer these companies the infrastructure to expand globally and take advantage of the Mettler-Toledo brand name. We now offer one of the industry's broadest range of automation solutions for drug discovery and research.

         o Process Analytics. Our pharmaceutical and biotech customers need to comply with increasing quality standards. At the same time, they are seeking in-line control instruments to improve their yields. In December 2000 we announced the acquisition of Thornton. Thornton is the leader in pure and ultra-pure industrial water monitoring instrumentation used in semi-conductor, micro-electronics, pharmaceutical and biotech applications. We believe the acquisition of Thornton is an excellent strategic move to expand our process analytics business, and gain access to new markets. Their conductivity technology and know-how are complementary to our strength in pH and oxygen measurements. With a broader technology offering, we will be better able to serve our expanded customer base.

         o Food and Drug Packaging. Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems. We are the world's leading provider of metal detectors and checkweighers, which, when combined with our application-specific software packages, provide food and drug packaging lines an integrated solution to check the quality and quantity of their packages. In 2000, we acquired AVS, which allowed us to add x-ray-based vision technology to our offering. X-ray-based vision inspection is effective in detecting non-metallic contamination in packages and where metal packaging prevents detection by conventional means.

         o Transportation and Logistics. The effects of globalization, the move to just-in-time processes, and e-commerce are all causing our customers to invest in our weighing and dimensioning solutions. Our customers are the major express carriers, freight forwarders, third-party logistic entities and warehousing and distribution companies. We are currently the leading supplier of automatic identification and data capture solutions which incorporate weighing and dimensioning technology to optimize the shipment and tracking of packages worldwide. In 2000, we announced that we would acquire full ownership of our Cargoscan joint venture, the premier provider of dimensioning technology. This transaction underscores our commitment to the transportation and logistics sector and will allow us the flexibility and faster decision-making necessary to exploit the substantial growth of this market.

         These are not the only opportunities and end markets we are focusing on. We are also alert for opportunities to expand our solution scope, particularly by adding more application-specific software, and to consolidate fragmented markets or expand geographically.

         Re-engineering and Cost Savings. We have improved our profitability in recent years partly through a series of initiatives aimed at reducing our cost structure. We plan to undertake similar initiatives in the future with the goal of further improving our operating margins. These initiatives include:

         o Continuing to leverage our Chinese manufacturing and R&D as a platform for low-end products, which are necessary to increase our penetration of emerging markets. We are also transferring production of many of our low-end products from Europe and North America to China - the most recent example being our Ohaus electronic laboratory balances and our shipping scales. We now have over 600 employees in China, including approximately 75 R&D professionals.

         o Our procurement initiative, launched in 1999, which is expected to bring us substantial cost savings. Our global procurement initiative aims to reduce our supplier base to a select group of high-quality suppliers from all parts of the world. By doing so, we believe we can ensure maximum cost effectiveness and improve the quality of our product and processes. We expect to improve operating margins through a more effective procurement effort over the coming years.

         o Opportunities in our service business. We have approximately 2,000 employees worldwide engaged in service, which generates approximately 18% of our annual sales. We believe our customers are looking far beyond repair to value-added services that give them competitive advantages in the marketplace. Customers are also increasingly looking to outsource processes, which provides us additional growth opportunities. By exploiting available technology and best practices, we believe we can increase the efficiency of our service business and expand our margins.

         o We are taking advantage of the globalization of our customer base and the harmonization of regulatory standards worldwide to standardize our product lines on a global basis and streamline our organizational structure. As much as possible, we will harmonize our product lines worldwide. With global standardized offerings, our sales and service professionals will require less frequent training and reduced parts inventory. R&D resources will be re-deployed for new value-added products, allowing us to gain incremental growth. In addition, consolidated operations will produce significant savings and more efficient use of invested capital.

         We believe that these initiatives and others will place us in a position to build on our recent improvement in profitability. Furthermore, we believe that we can leverage our existing infrastructure, particularly our recent investments in Asia, to obtain continued sales growth without significant additions to our overall cost base.

Instruments and Solutions

Laboratory Instruments and Solutions

         We manufacture and market a broad range of instruments for use in the laboratory. Our largest product line is laboratory balances, where we are a clear global market leader. We estimate that approximately 40% of our sales are to customers using our instruments and services in laboratory environments. Our drug discovery group provides customers with integrated solutions that enable chemists to increase their productivity and accelerate the drug discovery process. Drug discovery products include a variety of synthesizers, robotic workstations, automatic lab reactors, purification systems and reaction calorimeters. We also offer selected analytical instruments, such as titrators, thermal analysis systems and other analytical instruments. Our process analytics business provides instruments for the in-line measurement of liquid parameters in the production process of pharmaceutical and biotech companies.

         We estimate that we have approximately one half of the global market for laboratory balances. Our drug discovery business is the global leader in synthesis, supercritical fluid chromatography, and reaction engineering. In the analytical instrument field, we are the global number two in titrators and number three in thermal analysis, and we are among the top three suppliers worldwide of other analytical instruments. Our process analytics business is the global leader in measuring liquid parameters for the pharmaceutical and biotech industries.

Laboratory Balances

         The balance is the most common piece of equipment in the laboratory. We believe that we sell the highest performance laboratory balances available on the market, with weighing ranges from one ten-millionth of a gram up to 32 kilograms. Our brand name is so well recognized that laboratory balances are often generically referred to as "Mettlers." The Mettler-Toledo name is identified worldwide with accuracy, reliability and innovation. In our judgment, this reputation constitutes one of our principal competitive strengths.

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

Drug Discovery

         Our pharmaceutical and biotechnology customers are all too aware of the costs involved in drug research and development. To take a drug from "the bench to the bottle" costs on average $500 million and takes in the region of ten to twelve years. The mission of our drug discovery group is to provide our customers with integrated solutions that enable chemists to increase their productivity and accelerate the drug discovery process. The potential benefits to our customers are enormous: each day that a pharmaceutical company is able to accelerate the introduction of a blockbuster drug can translate into millions of dollars of additional revenue.

         The number of drug targets and potential lead compounds has increased significantly as a result of combinatorial chemistry techniques, high-throughput screening methods and the initial findings of the human genome project. The increasing number of targets and compounds resulting from these developments have created severe bottlenecks in the drug discovery process. We believe that our portfolio of integrated technologies can bring significant efficiencies to the drug discovery process, enabling our customers to create larger numbers of higher quality candidate compounds.

         The drug R&D process essentially comprises six distinct phases:

         o    Target  identification
         o    Lead identification
         o    Lead optimization
         o    Preclinical development and product development
         o    Clinical development and process development
         o    Production

         Our current drug discovery solution offering is focused on key aspects of the lead identification, lead optimization, and process development phases of the drug R&D process. Our overall value proposition is to speed up and integrate these phases by offering systems which perform the many tasks which a chemist has to perform, in parallel and fully automated.

         In the target identification phase, researchers seek to identify the genes responsible for disease states and ultimately the proteins produced by these genes which become the target for a therapeutic drug.

         Lead identification is the process of producing large, diverse, libraries of tens of thousands of potential drug candidates which are then screened for possible biological activity against the target protein.

         Lead optimization is the process used by chemists to evaluate the hundreds of drug candidates that may emerge from the lead identification phase. Chemists perform successive rounds of chemical synthesis to create numerous variants of the drug candidates to find compounds likely to have appropriate drug properties. Chemists then optimize the compounds for their biological potency, thus creating lead compounds.

         In pre-clinical development and product development, process research chemists investigate practical ways to produce individual lead compounds in larger quantities. Also, laboratory tests are performed to check the compound's ability to pass into, and out of, the body without seriously toxic side-effects.

         Clinical development and process development is the process in which chemists test clinical candidates in animals and humans to demonstrate their safety and as well as efficacy. The successful outcome of clinical trials may result in regulatory approval to commercialize the new drug product. During this time period, process chemists optimize the method of compound synthesis prior to commencement of large scale manufacturing of the drug.

         Production is the process of manufacturing bulk quantities of the final drug. Both the production methodology and the analytical methods which check the drug's composition are tightly regulated and monitored.

         Within our drug discovery group, the Chemistry Systems team focuses on lead identification and optimization, and the Reaction Engineering team focuses on process research and development. The Chemistry Systems business offers the following solutions to combinatorial and medicinal chemists working on lead identification and optimization:


         o the Mini-Block manual parallel synthesizer, which has become a standard tool among medicinal chemists for chemistry development and lead optimization

         o    the   Discoverer  automated   synthesizer,  capable  of  extremely
              sophisticated chemistry

         o the Myriad Core System, the top-of the range automated parallel synthesizer, capable of producing hundreds of thousands of new drug candidates per year

         o    automated  workstations   for   reagent   preparation,   weighing,
              labeling and dispensing to support the synthesis process

         o the ALLEX automated liquid/liquid extraction system for cleaning up synthesis products, and

         o Berger's supercritical fluid chromatographs, which are capable of purifying synthesis products in a fraction of the time of conventional HPLC instruments.

         Our Reaction Engineering business offers products to help speed up process research and development. Automatic lab reactors and reaction calorimeters simulate an entire chemical manufacturing process in the laboratory. Customers use the simulation test before proceeding to production, in order to test the safety and feasibility of new processes. Our products are fully computer-integrated, with a significant software component that we also provide:

         o    the  Process  Development  Workstation,   which  has  16  separate
              reactors and is used for process screening (finding possible pathways to make the drug candidate economically and safely)

         o the new Multimax and Labmax automated laboratory reactors, with four and one separately-controlled reactors respectively, which are used in process optimization to find the precise reaction parameters to make larger quantities of the drug candidate

         o the RC-1, which combines a laboratory reactor with calorimetry and is used to ensure the process remains economical as well as safe as the manufactured quantities are scaled up

         o    the React-IR 4000 in-situ  infrared  analyzer,  which  can be used
              with  the   laboratory   reactors  to  monitor  the  chemistry  in
              real-time, and

         o    React-IR  MP   and   Process-IR,    which  are  hardened  infrared
              analyzers used in scale-up applications and production.

         We continue to pursue opportunities that will enable us to extend our drug discovery and development solutions by internal research and development and by acquiring businesses that have technologies and capabilities complementary to ours. In particular, we recognize the importance of software as an integral part of any solution offering. Effective integration of automation instruments with data recording and analysis software represents an attractive solution to our customers. We believe that our drug discovery group is well positioned to support and grow with the pharmaceutical and biotechnology industries in their exciting challenge to discover and develop new drugs.

Analytical Instruments

         The research and quality control labs of our customers, especially those in the pharmaceutical, chemical, food and cosmetics industries, use our analytical instruments to help them understand the properties of the liquid and solid compounds used in their products. We offer a broad range of such analytical instruments, taking advantage of our strong position in the balance market. We also offer a host of value-added services to support our customers, including calibration, validation and maintenance services.

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

         Other Instruments. We have recently introduced single-channel and multi-channel pipettes which are used for liquid handling in the laboratory. These devices are the most widely used instruments in the rapidly growing life science market. The pH meters we offer measure acidity in laboratory samples, and are the second most widely used measurement instruments in the laboratory, after the balance. Data collected from our pH meters can be downloaded to a computer or printer using an interface kit and custom software. We sell density and refractometry instruments, which measure chemical concentrations in solutions. These instruments are sourced through a marketing joint venture with a third-party manufacturer, but are sold under the Mettler-Toledo brand name. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture.

Process Analytics

         Our process analytics business provides instruments for the in-line measurement of liquid parameters in the production process of pharmaceutical and biotech companies. In the ongoing quest to improve product quality and production efficiency, manufacturers are adopting sensor technologies for in-line process control. Our process analytics business is the leading supplier of pH and oxygen measurement instruments used in bio-pharmaceutical manufacturing, and is well positioned to accelerate its growth in this market. With our acquisition of Thornton, we have expanded our technology offering in process analytics to include Thornton's conductivity technology and know-how in determining water purity.

         More than half of our process analytics sales are to the pharmaceutical and biotech markets. Our customers need fast and secure scale-up and production that meets the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards. Our in-line process analytics solutions help these customers ensure reproducible and consistent product quality, while ensuring compliance within relevant regulatory standards.

Industrial Instruments and Solutions

         We offer industrial measurement solutions to customers in a variety of industries, often in the same end markets where we sell our laboratory instruments. Weighing instruments are among the most broadly used measurement devices in industry. We estimate that approximately 40% of our sales are to customers using our instruments and services in industrial environments. We believe that we have the largest market share in the industrial market in each of Europe and the United States. In Asia, we have a substantial industrial business which has gained market share in recent years. This business is supported by an established manufacturing presence in China. We believe that we are the only company with a true global presence across industrial weighing and related applications.

         In recent years, we have continued the globalization of our industrial businesses. This anticipates the continued emergence of a global marketplace, as our customers set up operations worldwide and as industry standards are harmonized globally. We want to offer state-of-the-art solutions and consistent quality and service levels around the globe. It is this powerful combination that continues to attract major customers who have standardized on our instruments at their facilities worldwide. The industrial instruments and solutions that we offer are described in more detail below.

Industrial Weighing Solutions

         Industrial Scales and Balances. We offer a complete line of industrial scales and balances, such as bench scales and floor scales, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to weighing mail and packages. Our product lines include the Viper and Spider range of scales, often used in receiving and shipping departments in counting applications; TrimWeigh scales, which determine whether an item falls within a specified weight range, and are used primarily in the food industry; Mentor SC scales, for counting parts; and precision scales for formulating and mixing ingredients. Prices vary significantly with the size and functions of the scale, generally ranging from $1,000 to $20,000.

         Industrial Terminals. Our latest industrial scale terminal is the JagXtreme, which is our fastest, most powerful scale terminal ever. It harnesses the power and flexibility of the internet to help integrate and control information, equipment management, and automation in manufacturing processes. The JagXtreme terminal is two and a half times faster than our industry-leading Jaguar terminal - but it works like a Jaguar terminal so there is little training time required. It allows users to download programs or access setup data from across the plant - or across the globe. The JagXtreme terminal can also maximize up time by dispatching emails when the unit needs service - and minimize down time through predictive rather than reactive maintenance. The JagXtreme terminal can serve up data across the web through an internet browser. It also provides users with the tools to design their own user interface. Prices for industrial weighing terminals vary significantly based on functionality of the application, generally ranging from $500 to $10,000.

         Vehicle Scale Systems. Our primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter a factory or at a toll station). Our vehicle scales, such as the DigiTol TRUCKMATE, generally have digital load cells, which offer significant advantages in serviceability over analog load cells. Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. We also offer advanced computer software, such as WinBridge, that can be used with our heavy industrial scales to permit a broad range of applications. Our WinBridge software provides a complete system for managing vehicle weighing transactions. Vehicle scale prices generally range from $20,000 to $50,000.

         Application Software for Weighing. Our software for industrial weighing applications are based on an open-system architecture that enables interaction with customers' enterprise software packages. For example, FreeWeigh is a powerful standard software package that covers the entire range of prepackage and filling process control. FreeWeigh is distinguished by its large number of standard functions and by its high flexibility in meeting customers' specific application needs. The modular structure of the software allows for gradual expansion and great flexibility to meet often rapid changes in production conditions. FormWeigh is our formulation/batching solution used in chemistry, pharmaceutical and food production processes. Using FormWeigh, weighing is made simple and reliable, including for a host of customized configurations. We also offer a variety of solutions in the industrial filling process to meet our customers' statistical process and quality control needs. Our "MultiRange" products also include standardized software which uses the weight data obtained to calculate other parameters, such as price or number of pieces. The modular design of these products facilitates the integration of our weighing equipment into a computer system performing other functions, like inventory control or batch management.

Packaging

         Dynamic Checkweighers. We are the world's leading provider of metal detectors, checkweighers and x-ray visioning, which, when combined with our application-specific software packages, provide food and drug packaging lines an integrated solution to check the quality and quantity of their packages. We offer solutions to checkweighing requirements in the food processing, pharmaceutical, chemicals and cosmetic industries, where customers are required to accurately measure portions for packaging. We also offer checkweighing solutions to the transportation and package delivery industries, where tariffs are levied based on weight. Customizable software applications utilize the information generated by checkweighing hardware to find production flaws, packaging and labeling errors and nonuniform products, as well as to sort rejects and record the results. Our checkweighing equipment can accurately determine weight in dynamic applications at speeds of up to several hundred units per minute. Checkweighers generally range in price from $8,000 to $40,000.

         End-of-line Inspection Solutions. Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems. We are the leading global provider of integrated end-of-line inspection solutions. These high throughput solutions incorporate sensor technologies and software to assist customers in fulfilling validation requirements and in improving their quality and yield. For example, metal detection systems control the removal of products that are identified as contaminated by metal during the manufacturing process in the food processing, pharmaceutical, cosmetics, chemicals and other industries. Metal detectors therefore provide manufacturers with vital protection against metal contamination arising from their own production processes or from using contaminated raw materials. Metal detectors are most commonly used with checkweighers as components of integrated packaging lines in the food processing, pharmaceutical and other industries. Prices for metal detection systems generally range from $5,000 to $20,000. Through our recent acquisition of AVS, we added x-ray-based vision inspection, which is ideal for identifying non-metallic contamination. We feel that AVS is an excellent strategic complement to our existing offering of metal detection, checkweighing and related quality control software systems.

Transportation / Shipping and Logistics

         Companies are increasingly conducting business across geographic boundaries, and transportation/logistics suppliers are instrumental in supporting those efforts. Speed is also critical, as evidenced by the growth in e-commerce and just-in-time methods. Customers are seeking solutions to speed throughput, lower costs, increase revenue and ensure first-rate service to their own customers. We are addressing those needs as the leading global supplier of automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies. With these solutions, companies such as FedEx can measure the weigh and cubic volume of packages for appropriate billing, logistics and quality control. Our solutions also integrate into information systems that allow customers to track the progress of packages via the Internet. Prices for integrated dimensioning/weighing systems range from $5,000 to $20,000.

         We believe our solutions  provide our customers  with greater  accuracy and higher throughput than competitors' products. Based on a thorough understanding of customer processes, we can match our solutions precisely to customer needs. Our global presence gives us the ability to provide world-class service in most major locations around the world. What's more, our technical knowledge of local weights and measures regulations and our application know-how result in effective installations and provides ongoing support for customers.

Food Retailing Instruments and Solutions

         We offer food retailing measurement solutions to customers in a variety of industries, often in the same end markets where we sell our industrial solutions. Weighing instruments are among the most broadly used measurement devices in industry and food retailing. We estimate that approximately 20% of our sales are to customers in food retailing environments. We believe that we have the largest market share in the food retailing market in each of Europe and the United States. In Asia, we have a substantial food retailing business which has gained market share in recent years. This business is supported by an established manufacturing presence in China. We believe that we are the only company with a true global presence across food retailing weighing applications.

Retail Weighing Solutions

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

         Our OPRA retail scale, a key element of our perishable goods management solution, is the first Internet-enabled weighing instrument in the industry. OPRA enables customers to remotely manage pricing, run promotions, support frequent-shopper programs, download software, manage inventory and more. Our equipment can also accommodate required dual-currency displays and, thorugh its Internet capabilities, can automatically adjust for conversion to the euro. Backroom products include dynamic weighing products, labeling and wrapping machines, perishable goods management and data processing systems. In some countries in Europe, we also sell slicing and mincing equipment. Prices for food retailing scales generally range from $500 to $5,000, but are often sold as part of comprehensive weighing solutions.

Customers and Distribution

         Our business is geographically diversified, with sales in 2000 derived 44% from Europe, 44% from North and South America and 12% from Asia and other countries. Our customer base is also diversified by industry and by individual customer. Our largest single customer accounted for no more than 3% of 2000 net sales.

         Principal customers for our solutions include companies in the following key end markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations), food processors, packagers and retailers, specialty chemicals and cosmetics companies, the transportation and logistics industry, the metals industry, the electronics industry and the academic market.

         Our laboratory products are sold through a worldwide distribution network. Our extensive direct distribution network and our dealer support activities enable us to maintain a significant degree of control over the distribution of our products. Mid to high-end products in the United States are handled by our own sales force. We sell laboratory products in Asia through our own sales force and distributors, and in Europe primarily through direct sales. European and Asian distributors are generally fragmented on a country-by-country basis.

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

         We  also  offer   customers  the  ability  to  shop  online  for  basic
instruments with global appeal, such as balances, pipettes, pH meters, electrodes, titrators and density meters. Launched in mid-1999, www.MT-Shop.com presents customers with unique options, including the ability to customize a product down to a specific color or design motif. Users also can access the site in multiple languages. Our virtual shop is aimed principally at small start-up companies and individual scientists - segments of the market that previously were difficult to reach cost-effectively. The site is expected to increase brand awareness and market penetration with these new target groups.

Sales and Service

Market Organizations

         We have a host of geographically focused market organizations ("MOs") around the world that are responsible for all aspects of our sales and service. The MOs are local marketing and service organizations designed to maintain close relationships with our customer base. Each MO has the flexibility to adapt its marketing and service efforts to account for different cultural and economic conditions. MOs also work closely with our producing organizations (described below) by providing feedback on manufacturing and product development initiatives and relaying innovative product and application ideas.

         We have the only global sales and service organization among weighing instruments manufacturers. At December 31, 2000, our sales and services group consisted of more than 4,000 employees in sales, marketing and customer service (including related administration) and after-sales technical service. This field organization has the capability to provide service and support to our customers and distributors in virtually all major markets across the globe.

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

         We use the Mettler-Toledo Web site, www.mt.com, to provide current and prospective customers and other audiences with the information they need in a convenient manner. With several thousand pages of information, our Web site has become a principal source of answers for customers' questions on many laboratory, industrial and food retailing processes.

         In addition, we use the information gained through visits to our site to make our marketing messages even more relevant to customers. This includes employing one-to-one marketing techniques.

Service

         We believe service capabilities are a critical success factor in our business. Through our own dedicated service technicians, we provide contract and repair services in all countries in which our products are sold. We estimate that we have the largest installed base of weighing instruments in the world, and our contract and repair services generate significant revenues. In 2000, service (representing service contracts, repairs and replacement parts) accounted for approximately 18% of our total net sales (service revenue is included in the laboratory and industrial and food retailing sales percentages given above). Approximately half of this amount is derived from spare parts with the remaining portion derived from service contacts. Beyond revenue opportunities, service is a key part of our product offering and helps significantly in generating repeat sales. The close relationships and frequent contact with our large customer base provides us with sales opportunities and innovative product and application ideas. A global service network also is an important factor in our ability to expand in emerging markets. Moreover, the widespread adoption of quality laboratory and manufacturing standards and the privatization of weights and measures certification represent favorable trends for our service business, as they tend to increase demand for on-site calibration services.

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

Research and Development

         We attribute a significant portion of our recent margin improvement to our research and development efforts. We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested more than $160 million in research and development. In 2000, we spent approximately 5.1% of net sales on research and development (including costs associated with customer-specific engineering projects, which are included in cost of sales for financial reporting purposes). Our research and development efforts fall into two categories:

         o technology advancements, which increase the value of our products. These may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means

         o cost reductions, which reduce the manufacturing cost of our products through better overall design

         We have devoted an increasing proportion of our research and development budget to software development. Software development for weighing applications includes application-specific software, as well as software utilized in sensor mechanisms, displays and other common components, which can be leveraged across our broad product lines.

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

         We are a worldwide manufacturer, with manufacturing plants in the United States, Switzerland, Germany, the United Kingdom, France and China. Laboratory products are produced mainly in Switzerland and to a lesser extent in the United States and China, while industrial and food retailing products are produced worldwide. Most of our manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated needs.

Backlog

         Manufacturing turnaround time is generally sufficiently short so as to permit us to manufacture to fill orders for most of our products, which helps to limit inventory costs. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months.

Employees

         As of December 31, 2000, we had approximately 8,250 employees throughout the world, including approximately 4,500 in Europe, 2,750 in North and South America, and 1,000 in Asia and other countries. We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.

         In certain of our facilities, we have a flexible workforce environment, in which hours vary depending on the workload. This flexible working environment enhances employees' involvement, thus increasing productivity. It also improves efficient payroll management by permitting us to adjust staffing to match workload to a greater degree without changing the size of the overall workforce.

Intellectual Property

         We hold more than 1,100 patents and trademarks, primarily in the United States, Switzerland, Germany, the United Kingdom, France, Japan and China. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents and some of which are not. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.

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

History

         Mettler-Toledo International Inc. was incorporated as a Delaware Corporation in December 1991 and was recapitalized in connection with the October 15, 1996 acquisition of the Mettler-Toledo group of companies from Ciba-Geigy. In the acquisition, we paid cash consideration of approximately SFr
505.0 million (approximately $402.0 million at October 15, 1996), including dividends of approximately SFr 109.4 million (approximately $87.1 million at October 15, 1996), paid approximately $185.0 million to settle amounts due to Ciba-Geigy and its affiliates and incurred expenses in connection with the acquisition and related financing of approximately $29.0 million. We financed the acquisition primarily with (i) borrowings under a credit agreement in the amount of $307.0 million, (ii) the issuance of $135.0 million of senior subordinated notes and (iii) an equity contribution of $190.0 million primarily from AEA Investors Inc., its shareholder-investors and our executive officers and other employees. Following the completion of our initial public offering in November 1997, management, employees and Company sponsored benefit funds held approximately 18% of the Company's shares on a fully diluted basis.

         In May 1997, we acquired Safeline Limited for (pound)63.7 million (approximately $104.4 million at May 30, 1997). Safeline is the world's largest manufacturer and marketer of metal detection systems for companies that produce and package goods in the food processing, pharmaceutical, cosmetics, chemicals and other industries.

         In November 1997, we completed our initial public offering of 7,666,667 shares of common stock at a per share price of $14.00. The offering raised net proceeds of approximately $97.3 million. Concurrently with the offering, we refinanced our prior credit facility and used proceeds from the refinancing and the offering to repay the senior subordinated notes of our wholly owned subsidiary, Mettler-Toledo, Inc.

         In 1998 and 1999, certain selling shareholders completed secondary offerings of 11,464,400 and 6,099,250 shares of our common stock, respectively. Neither we nor any of our directors, executive officers or other employees sold shares or received any proceeds from these offerings.

ITEM 2.       PROPERTIES

         The following table lists our principal manufacturing facilities, indicating the location and whether the facility is owned or leased. Our Greifensee, Switzerland facility also serves as our worldwide headquarters and our Columbus, Ohio, facility serves as our North American headquarters. We believe our facilities are adequate for our current and reasonably anticipated future needs.

Location                                                Owned/Leased
Europe:

   Greifensee/Nanikon, Switzerland........                   Owned
   Uznach, Switzerland....................                   Owned
   Urdorf, Switzerland....................                   Owned
   Schwerzenbach, Switzerland.............                  Leased
   Albstadt, Germany......................                   Owned
   Giesen, Germany........................                   Owned
   Bethune, France........................                  Leased
   Manchester, England....................                  Leased
   Royston, England.......................                  Leased

Americas:
   Columbus, Ohio.........................                  Leased
   Worthington, Ohio......................                   Owned
   Spartanburg, South Carolina............                   Owned
   Ithaca, New York.......................                   Owned
   Woburn, Massachusetts..................                  Leased
   Millersville, Maryland.................                  Leased
   Tampa, Florida.........................                  Leased
   Vernon Hills, Illinois.................                  Leased

Other:
   Shanghai, China............................    Building Owned; Land Leased
   Changzhou, China...........................    Building Owned; Land Leased
   Mumbai, India..............................              Leased

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

                                               Common Stock
                                               Price Range
                                               -----------

                                    High                      Low
                                    ----                      ---
2000

    Fourth Quarter                 $56.00                    $39.50
    Third Quarter                  $48.81                    $37.75
    Second Quarter                 $45.75                    $30.00
    First Quarter                  $44.50                    $31.81

1999

    Fourth Quarter                 $39.50                    $27.63
    Third Quarter                  $30.44                    $23.81
    Second Quarter                 $29.00                    $22.63
    First Quarter                  $27.94                    $19.63


HOLDERS

           At March 16,  2001 there were 229 holders of record of  common  stock
and 39,681,536 shares of common stock outstanding.   The  number of  holders  of
record excludes beneficial owners of common stock held in street name.

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

ITEM 6.       SELECTED FINANCIAL DATA

         The selected historical financial information set forth below at December 31, 2000, 1999, 1998, 1997 and 1996, for the years ended December 31, 2000, 1999, 1998 and 1997, for the period from October 15, 1996 to December 31, 1996 and for the period from January 1, 1996 to October 14, 1996 is derived from our consolidated financial statements. The financial information for the period prior to October 15, 1996, the date of our acquisition from Ciba-Geigy (the "Acquisition"), is combined financial information of the Mettler-Toledo group of companies (the "Predecessor Business"). The combined historical data of the Predecessor Business and the consolidated historical data of the Company are not comparable in many respects due to the Acquisition and the Safeline acquisition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and accompanying notes. The financial information presented below, in thousands except per share data, was prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

                                                                                                                        Predecessor
                                                                 Mettler-Toledo International Inc.                        Business
                                             ------------------------------------------------------------------------   -----------
                                                                                                         October 15     January 1
                                              Year ended     Year ended     Year ended     Year ended       to             to
                                             December 31,   December 31,   December 31,   December 31,   December 31,   October 14,
                                                2000           1999           1998           1997          1996           1996
                                             ------------   ------------   ------------   ------------   -----------   ------------
Statement of Operations Data:

  Net sales...............................    $1,095,547   $1,065,473       $935,658       $878,415      $ 186,912      $662,221
  Cost of sales...........................       600,185      585,007 (a)    520,190        493,480 (c)    136,820 (f)   395,239
                                                 -------      -------        -------        -------       --------       -------
  Gross profit............................       495,362      480,466        415,468        384,935         50,092       266,982
  Research and development................        56,334       57,393         48,977         47,551          9,805        40,244
  Selling, general and administrative.....       296,187      300,389        265,511        260,397         59,353       186,898
  Amortization............................        11,564       10,359          7,634          6,222          1,065         2,151
  Purchased research and development......             -            -          9,976 (b)     29,959 (d)    114,070 (g)         -
  Interest expense........................        20,034       21,980         22,638         35,924          8,738        13,868
  Other charges (income), net (h).........         2,638       10,468          1,197         10,834         17,137        (1,332)
                                                 -------      -------         ------         ------         ------        -------
  Earnings (loss) before taxes, minority
   interest and extraordinary items.......       108,605       79,877         59,535         (5,952)      (160,076)       25,153

  Provision for taxes.....................        38,510       31,398         20,999         17,489           (938)       10,055
  Minority interest.......................           (24)         378            911            468            (92)          637
                                                 --------     -------         ------         ------         -------      -------
  Earnings (loss) before
   extraordinary items....................        70,119       48,101         37,625        (23,909)      (159,046)       14,461
  Extraordinary items -
   debt extinguishments...................             -            -              -        (41,197) (e)         -             -
                                              ----------   ----------       --------       ---------     ----------     --------
  Net earnings (loss).....................    $   70,119   $   48,101       $ 37,625       $(65,106)     $(159,046)     $ 14,461
                                              ==========   ==========       ========       =========     ==========     ========

  Basic earnings (loss) per common share:

    Net earnings (loss) before
     extraordinary items..................       $  1.80      $  1.25        $  0.98       $ (0.76)      $ (5.18)
    Extraordinary items...................             -            -           -            (1.30)            -
                                                 -------      -------       --------       --------      --------
    Net earnings (loss)...................       $  1.80      $  1.25        $  0.98       $ (2.06)      $ (5.18)
                                                 =======      =======        =======       ========      ========

    Weighted average number
     of common shares.....................    38,897,879   38,518,084     38,357,079    31,617,071    30,686,065

  Diluted earnings (loss) per common share:

    Net earnings (loss) before
     extraordinary items..................       $  1.66      $  1.16        $  0.92       $ (0.76)      $ (5.18)
    Extraordinary items...................             -            -              -         (1.30)            -
                                                --------     --------       --------       --------      --------
    Net earnings (loss)...................       $  1.66      $  1.16        $  0.92       $ (2.06)      $ (5.18)
                                                 =======      =======        =======       ========      ========

    Weighted average number
     of common shares.....................    42,141,548   41,295,757     40,682,211    31,617,071    30,686,065

Balance Sheet Data (at end of period):

  Cash and cash equivalents...............      $ 21,725     $ 17,179       $ 21,191      $ 23,566      $ 60,696
  Working capital.........................       103,021       81,470         90,042        79,163       103,697
  Total assets............................       887,582      820,973        820,441       749,313       771,888
  Long-term debt..........................       237,807      249,721        340,246       340,334       373,758
  Other non-current liabilities (i).......        95,843      100,334        103,201        91,011        96,810
  Shareholders' equity.....................      178,840      112,015         53,835        25,399        12,426


                                                        (Footnotes on next page)

(Footnotes from previous page)
------------------------------
(a) In connection with acquisitions in 1999, including the acquisition of the Testut-Lutrana group, we allocated $998 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1999.

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

(e) Represents charges for the write-off of capitalized debt issuance fees and related expenses associated with our previous credit facilities. The amount also includes the prepayment premium on the senior subordinated notes which were repurchased and the write-off of the related capitalized debt issuance fees.

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

(h) Other charges (income), net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. The 2000 amount also includes a charge of $1,425 related to the close-down and consolidation of operations. The 1999 amount includes a gain on an asset sale of approximately $3,100, a charge of $8,007 to transfer production lines from the Americas to China and Europe and the closure of facilities and losses of approximately $4,100 in connection with the exit from our glass batching business based in Belgium. For the years ended December 31, 1999 and 1998, the amount shown also includes $825 and $650, respectively, of expenses incurred on behalf of certain selling shareholders in connection with the secondary offerings. For the year ended December 31, 1997, the amount shown includes a restructuring charge of $6,300 to consolidate three facilities in North America.

(i) Consists primarily of obligations under various pension plans and plans that provide postretirement medical benefits. See Note 11 to the audited consolidated financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following  discussion  and analysis of our financial  condition and
results  of  operations   should  be  read  in  conjunction   with  our  audited
consolidated financial statements.

Overview

         We operate a global business, with net sales that are diversified by geographic region, product range and customer. We hold leading positions worldwide in many of our markets and attribute this leadership to several factors, including the strength of our brand name and reputation, our comprehensive solution offering, the quality of our global sales and service network, our continued investment in product development, our pursuit of technology leadership and our focus on capitalizing on opportunities in developed and emerging  markets.  While all of our businesses  have  significant strategic links in terms of technology or customer base, we have a geographically diverse business which serves customers in relatively healthy and stable end markets, including the pharmaceutical, biotech and food industries.

         Our financial information is presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

         Net sales in local currency increased 9% in 2000, 16% in 1999 and 8% in 1998. The strengthening of the U.S. dollar versus our major trading currencies reduced U.S. dollar-reported sales growth in each year. Net sales in U.S. dollars increased 3% in 2000, 14% in 1999 and 7% in 1998. In 2000, we had local currency sales growth of 11% in Europe, 6% in the Americas and 13% in Asia and other markets.

         We believe our sales growth over the next several years will come primarily from our solutions approach to the principal challenges facing our customer base. These include the need for increased efficiency (for example, in accelerating time to market for new products, achieving better yields, improving work processes and outsourcing non-core activities), the desire to integrate information captured by instruments into management information systems, the drive for ever higher quality of our customers' products and services, including the need to adhere to stringent regulatory and industry standards, and the move towards globalization in all major customer groups.

         Acquisitions are also an integral part of our growth strategy. Our acquisitions leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We are particularly attracted to acquisitions which leverage these attributes or increase our solutions capability (for example, software acquisitions). In addition, we are most attracted to the following end markets: drug discovery, process analytics, food and drug packaging and transportation and logistics.

         We increased our Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) as a percentage of net sales from 10.8% in 1998 to 13.0% in 2000. This improved performance was achieved while we continued to invest in product development and in our distribution and manufacturing infrastructure. We believe that a significant portion of the increase in our Adjusted Operating Income resulted from our strategy to reduce costs, re-engineer our operations and focus on the highest value-added segments of the markets in which we compete.

Recent Acquisitions

         In 2000, we acquired Berger Instruments, Thornton Inc. and AVS. We also increased our shareholding in Cargoscan to 100%.

         Berger Instruments, based in Delaware, USA, is the market leader in Supercritical Fluid Chromatography (SFC), a high-performance technology used to analyze and purify chemical compounds during drug discovery. Berger Instruments is an excellent complement to our portfolio of automated drug discovery solutions. We already have a leading position in sample preparation and synthesis. Purification is the next process step after synthesis. Berger allows us to further our strategy of providing solutions that automate and integrate the drug discovery process and therefore help our customers improve the efficiency, throughput and accuracy of their processes.

         Thornton Inc., based in Massachusetts, USA, is the leader in pure and ultra-pure industrial water monitoring instrumentation used in semi-conductor, micro-electronics, pharmaceutical, and biotech applications. We believe the acquisition of Thornton is an excellent strategic move to expand our process analytics business and gain access to new markets. Their conductivity technology and know-how are complementary to our strength in pH and oxygen measurements. With a broader technology offering, we will be better able to serve our expanded customer base.

         AVS, UK-based, is a leader in x-ray visioning solutions used in the inspection of packaged goods. We are the leading global provider of integrated end-of-line inspection solutions. These high throughput solutions incorporate sensor technologies and software to assist customers in fulfilling validation requirements and in improving their quality and yield. Through AVS, we add x-ray-based vision inspection, which is ideal for identifying non-metallic contamination in packages and where metal packaging prevents detection by conventional means. We feel that AVS is an excellent strategic complement to our existing offering of metal detection, checkweighing and related quality control software systems.

         Cargoscan is the premier provider of dimensioning technology used by major express carriers, freight forwarders, third-party logistic entities and distribution companies. We believe we are uniquely positioned to serve this industry given our global presence and our technical knowledge of local regulatory requirements. This transaction underscores our commitment to the transportation and logistics sector and will allow us the flexibility and faster decision-making necessary to exploit the substantial growth of this market.

         In 1999, we acquired the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France with annual sales of approximately $50 million. We believe this acquisition is an excellent strategic fit given Testut-Lutrana's extensive sales and service network in France and excellent brand recognition. By virtue of this acquisition, we assumed the leading position in food retail weighing in Europe and are well positioned to meet the rapidly changing demands of our European customer base.

         In 1999, we also signed an agreement to convert our 60% joint venture in Changzhou, China, into a legal structure that provides us with full control. Through this change in ownership, we are able to fully leverage this low-cost manufacturing base for international markets. This move underscores our strategic commitment to Asia and our belief in the fundamental growth factors for the region.

         In  1998,  we  acquired  three   technologically   advanced  instrument
companies in the drug discovery sector: Applied Systems, Bohdan Automation Inc. and Myriad.

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

         Bohdan is a leading supplier of laboratory automation and automated synthesis products to the automated drug and chemical compound discovery market used in research for life science applications. Myriad designs, assembles and markets instruments that facilitate and automate the synthesis of large numbers of chemical compounds in parallel, which is a key step in the chemical compound discovery process. Its products can be used in all stages of synthesis in drug discovery.

Cost Reduction Programs

         As part of our efforts to reduce costs, we evaluate from time to time the cost effectiveness of our global manufacturing strategy. In 2000, we recorded a charge of $1.4 million related to the close-down and consolidation of operations. Over the next few years, we also intend to continue to develop China as a low-cost manufacturing resource and to seek other manufacturing cost-saving opportunities. In this respect, we recorded a charge of $8.0 million in 1999 associated with the transfer of production lines from the Americas to China and Europe and the closure of facilities. These charges relate primarily to severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets. We believe that the future cash benefits of these programs will exceed the costs, although the cash outflows will precede the cash flow benefits. Activities related to the charge recorded in 1999 were significantly completed in 2000.

         In 1999, we launched a worldwide procurement project. The project is intended to eliminate price differences between units, leverage potential opportunities to increase buying power, and establish worldwide sourcing arrangements. We envision it will take at least two years to obtain anticipated benefits from this project.

         During 1999, we also exited our glass batching business based in Belgium. In this respect, we incurred losses of $4.1 million during 1999 primarily for severance and other costs of exiting this business. We completed our exit of the glass batching business by the end of 1999.

Results of Operations

         The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 (amounts in thousands).

                                                       2000           1999 (a)           1998(b)
                                                       ----           --------           -------
Net sales..............................            $1,095,547       $1,065,473          $935,658
Cost of sales..........................               600,185          585,007           520,190
                                                      -------          -------           -------
Gross profit...........................               495,362          480,466           415,468
Research and development...............                56,334           57,393            48,977
Selling, general and administrative....               296,187          300,389           265,511
Amortization...........................                11,564           10,359             7,634
Purchased research and development.....                     -                -             9,976
Interest expense.......................                20,034           21,980            22,638
Other charges, net (c).................                 2,638           10,468             1,197
                                                    ---------         --------          --------
Earnings before taxes and minority interest        $  108,605       $   79,877          $ 59,535
                                                   ==========       ==========          ========
Adjusted Operating Income (d)..........            $  142,841       $  123,682          $100,980
                                                   ==========       ==========          ========



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

(c) Other charges, net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. The 2000 amount also includes a charge of $1,425 related to the close-down and consolidation of operations. The 1999 amount includes a gain on an asset sale of approximately $3,100, a charge of $8,007 to transfer production lines from the Americas to China and Europe and the closure of facilities and losses of approximately $4,100 in connection with the exit from our glass batching business based in Belgium. For the years ended December 31, 1999 and 1998, the amount shown also includes $825 and $650, respectively, of expenses incurred on behalf of certain selling shareholders in connection with our secondary offerings in 1999 and 1998, respectively.

(d) Adjusted Operating Income is defined as operating income (gross profit less research and development and selling, general and administrative expenses) before amortization and non-recurring costs. Non-recurring costs which have been excluded are the costs set forth in Note (a) above. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our operating performance.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales were $1,095.5 million for the year ended December 31, 2000, compared to $1,065.5 million in the prior year. This reflected an increase of 9% in local currencies during 2000. Results for 2000 were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during 2000 increased 3%.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 11% in local currencies during 2000, versus the prior year. The increase reflected organic growth in our business and the effect of the Testut-Lutrana acquisition. Net sales in local currencies during 2000 in the Americas increased 6%. Net sales in Asia and other markets increased 13% in local currencies during 2000. The results of our business in Asia and other markets during 2000 reflect strong sales performance in China and Japan.

         The operating results for Testut-Lutrana (which were included in our results from May 1, 1999) would have had the effect of increasing our net sales by an additional $16.3 million in 1999.

         Gross profit as a percentage of net sales was 45.2% for 2000 and 1999, before non-recurring acquisition costs in 1999. During 2000, we experienced an increase in certain raw material costs, including electronics.

         Research and development expenses as a percentage of net sales were 5.1% for 2000, compared to 5.4% for the prior year. This decrease is the result of exchange rate movements.

         Selling, general and administrative expenses as a percentage of net sales decreased to 27.1% for 2000, compared to 28.2% for the prior year.

         Adjusted Operating Income increased 15% to $142.8 million, or 13.0% of net sales, for 2000, compared to $123.7 million, or 11.6% of net sales, for the prior year. The 1999 period excludes the previously noted non-recurring acquisition charge of $1.0 million for the revaluation of inventories to fair value. The increased operating profit reflected the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $20.0 million for 2000, compared to $22.0 million for the prior year. The decrease was principally due to reduced debt levels.

         Other charges, net were $2.6 million for 2000, compared to other charges, net of $10.5 million for the prior year. The 2000 amount includes a charge of $1.4 million related to the close-down and consolidation of operations. The 1999 amount also included a gain on an asset sale of $3.1 million, charges of $8.0 million regarding the transfer of production lines from the Americas to China and Europe and the closure of facilities, losses of $4.1 million to exit our glass batching business based in Belgium and a charge of $0.8 million relating to the secondary offering completed in 1999.

         Our effective tax rate of 35% before non-recurring items in 2000 was consistent with the previous year.

         Net earnings were $71.5 million in 2000, compared to $57.9 million in 1999, before the $1.4 million charge to close down and consolidate operations in 2000, and expenses for the secondary offering, acquisition charges and the $8.0 million charge to transfer production lines from the Americas to China and Europe and the closure of facilities in 1999. This represents an increase of 23%.

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

         Adjusted Operating Income increased 22.5% to $123.7 million, or 11.6% of net sales, for 1999, compared to $101.0 million, or 10.8% of net sales, for the prior year. The 1999 period excludes the previously noted non-recurring acquisition charge of $1.0 million for the revaluation of inventories to fair value. The increased operating margin reflected the benefits of higher sales levels and our continuous efforts to improve productivity.

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

Liquidity and Capital Resources

         At December 31, 2000, our consolidated debt, net of cash, was $266.6 million. We had borrowings of $237.7 million under our credit agreement and $50.7 million under various other arrangements as of December 31, 2000. Of our credit agreement borrowings, approximately

$127.8 million was borrowed as term loans scheduled to mature in 2004 and $109.9 million was borrowed under a multi-currency revolving credit facility. At December 31, 2000, we had $293.5 million of availability remaining under the revolving credit facility.

         At December 31, 2000, approximately $110.2 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $178.2 million at December 31, 2000. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

         Cash provided by operating activities totaled $84.7 million in 2000, compared to $91.3 million in 1999 and $72.0 million in 1998. The decrease in 2000 resulted principally from a one-time payment of $4.2 million associated with an early retirement plan from previous years, as well as an increase in inventory levels associated with product introductions, production transfers and increased safety stocks of electronics. In 1999, we also increased our accounts payable terms with many suppliers to improve our working capital efficiency. This resulted in an increase in cash provided by operating activities of $16.2 million in 1999. We maintained these payment terms in 2000, and therefore, accounts payables were not a source of cash in 2000.

         During 2000, we spent approximately $55.5 million on acquisitions, including approximately $10.2 million of additional consideration related to earn-out periods associated with acquisitions consummated in December of 1998, seller financing of $27.6 million and working capital retained by sellers. These purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, we expect to make additional earn-out payments relating to certain of these acquisitions in the future.

         Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $29.3 million in 2000, $29.2 million in 1999 and $28.6 million in 1998. We expect capital expenditures to increase as our business grows, and fluctuate as currency exchange rates change.

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

         We continue to assess our pricing strategy throughout Europe due to the increased price transparency created by the euro and are attempting to adjust prices in some of our markets. We are also encouraging our suppliers, even in Switzerland, to commence transacting in the euro. We do not believe that the effect of these adjustments will be material.

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

Taxes

         We are subject to taxation in many jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions and repatriate income, and changes in law. Generally, the tax liability for each taxpayer within the group is determined either (i) on a non-consolidated/non-combined basis or (ii) on a consolidated/combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated/non-combined affiliated legal entities. As a result, we may pay income taxes to certain jurisdictions even though on an overall basis we incur a net loss for the period.

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

         We have entered into foreign currency forward contracts to hedge short-term intercompany balances with our foreign businesses. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar and Swiss franc on these foreign currency-denominated contracts indicates that if the U.S. dollar and Swiss franc uniformly worsened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $1.2 million at December 31, 2000, as compared with $2.7 million at December 31, 1999. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under "Effect of Currency on Results of Operations."

         We have entered into certain interest rate swap agreements in order to limit our exposure to increases in interest rates. These contracts are more fully described in Note 5 to our audited consolidated financial statements. Based on our agreements outstanding at December 31, 2000, a 100 basis point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $0.8 million, as compared with $9.4 million at December 31, 1999. Conversely, a 100 basis point decrease in interest rates would result in a $0.7 million net reduction in the net aggregate market value of these instruments, as compared with $9.4 million at December 31, 1999. Any change in fair value would not affect our Consolidated Statement of Operations unless such agreements and the variable rate debt they hedge were prematurely settled.

         We have designated certain of our Swiss franc debt as a hedge of our net investments. A sensitivity analysis to changes in the U.S. dollar on such debt at December 31, 2000 indicates that if the U.S. dollar weakened by 10% against the Swiss franc, the fair value of such debt would increase by $9.7 million, as compared with $5.1 million at December 31, 1999. Any changes in fair value of the debt are recorded in comprehensive income and offset the impact on comprehensive income of foreign exchange changes on the net investments which they hedge.

New Accounting Standards

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not have a material impact on our financial position and results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of this statement will not have a material effect on our financial condition or results of operations.

Forward-Looking Statements and Associated Risks

         This annual report includes forward-looking statements based on our current expectations and projections about future events, including: strategic plans; potential growth, including penetration of developed markets and opportunities in emerging markets; planned product introductions; planned operational changes and research and development efforts; euro conversion issues; future financial performance, including expected capital expenditures; research and development expenditures; potential acquisitions; impact of completed acquisitions; future cash sources and requirements; liquidity; impact of environmental costs; and potential cost savings.

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


ITEM 7a.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Discussion of this item is on page 37 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required by this item are set forth on pages F-1 through F-27 and the related financial schedule is set forth on page S-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On March 10, 1999, the Company dismissed KPMG Fides Peat as its independent auditors. The reports of KPMG Fides Peat on the Company's financial statements for the fiscal years ended December 31, 1998 and December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principles. In connection with its audits for fiscal years ended December 31, 1998 and 1997, and through March 10, 1999, there were no disagreements with KPMG Fides Peat on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of KPMG Fides Peat, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports covering such periods. None of the reportable events listed in Item 304(a)(1)(v) of Regulation S-K occurred with respect to the Company and KPMG Fides Peat.

         On March 10, 1999, the Company engaged PricewaterhouseCoopers ("PwC") as its independent auditors for the fiscal year ending December 31, 1999. During the fiscal years ended December 31, 1998 and 1997, and through March 10, 1999, the Company did not consult with PwC as to either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements and the Company did not consult with PwC as to any matter that was either the subject of a disagreement or reportable event.

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

Name                                   Age         Position

Robert F. Spoerry                       45         President, Chief Executive
                                                   Officer and Chairman of the
                                                   Board of Directors
William P. Donnelly                     39         Chief Financial Officer
Lukas Braunschweiler                    44         Head of Industrial and Retail
Peter Burker                            55         Head of Human Resources
Jean-Lucien Gloor                       48         Head of Information Systems
                                                   and Logistics
Karl M. Lang                            54         Head of Asia/Pacific
Daniel G. Schillinger                   42         Head of Laboratory
Philip Caldwell                         81         Director
John T. Dickson                         55         Director
Reginald H. Jones                       83         Director
John D. Macomber                        73         Director
George M. Milne                         57         Director
Laurence Z. Y. Moh                      75         Director (to retire)
Thomas P. Salice                        41         Director

         Robert F. Spoerry has been President and Chief Executive Officer of the Company since 1993. He served as Head of Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been a Director since October 1996. Mr. Spoerry has been Chairman of the Board of Directors since May 1998.

         William P. Donnelly has been Chief Financial Officer of the Company since 1997. From 1993 until joining the Company, he held various senior financial and management positions, including most recently Group Vice President and Chief Financial Officer with Elsag Bailey Process Automation, a global manufacturer of instrumentation and analytical products and developer of distributed control systems.

         Lukas Braunschweiler has been Head of Industrial and Retail of the Company since 1999. From 1995 to 1999 he served as Head of Industrial and Retail (Europe). From 1992 until 1995 he held various senior management positions with the Landis & Gyr Group, a manufacturer of electrical meters. Prior to 1992, he was a Vice President in the Technology Group of Saurer Group, a manufacturer of textile machinery and IT solutions.

         Peter Burker has been Head of Human Resources of the Company since 1994. From 1992 to 1994 he was the Company's General Manager in Spain, and from 1989 to 1991 he headed the Company's operations in Italy.

         Jean-Lucien Gloor joined the Company as Head of Information Systems and Logistics on March 1, 2001. From 1999 to 2000, he was the leader of Central Server Platforms for Credit

Suisse Financial Services in Zurich. Prior to 1999, he served in a variety of IT functions for Dow Chemical Corporation.

         Karl M. Lang has been Head of Asia / Pacific of the Company since January 2000. From 1994 to January 2000 he served as Head of Laboratory. From 1991 to 1994 he was based in Japan as a representative of senior management with responsibility for expansion of the Asian operations.

         Daniel G. Schillinger has been Head of Laboratory of the Company since January 2000. From 1995 to 1999 he was with Grundfos, a Danish industrial instrument manufacturer, as head of the mid- and east European sales companies and as General Manager for Germany. Prior to 1995, he held various positions in R&D and technology management with ABB, an engineering concern, and with Landis & Gyr, a manufacturer of electrical meters and building control systems.

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

         John T. Dickson has been a Director since March 2000. Mr. Dickson is Executive Vice President of Lucent Technologies and CEO designate and President of Agere Systems Inc. (formerly the Microelectronics Group of Lucent Technologies). Mr. Dickson joined Lucent Technologies in 1993. Mr. Dickson is also a Director of the Semiconductor Industry Association and a member of the Board of Trustees of Lehigh Valley Health Network.

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

         John D. Macomber has been a Director since October 1996. He has been a principal of JDM Investment Group since 1992. He was Chairman and President of the Export-Import Bank of the United States (an agency of the U.S. Government) from 1989 to 1992. From 1973 to 1986 Mr. Macomber was Chairman and Chief Executive Officer of Celanese Corporation. Prior to that, Mr. Macomber was a Senior Partner of McKinsey & Company. Mr. Macomber is also a Director of Lehman Brothers Holdings and Textron Inc.

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

ITEM 11.      EXECUTIVE COMPENSATION

         The information appearing in the sections captioned "Board of Directors Information," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement") is incorporated by reference herein.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing in the section "Share Ownership" in the 2001 Proxy Statement is incorporated by reference herein.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The   information   appearing   in  the  section   captioned   "Certain
Transactions" in the 2001 Proxy Statement is incorporated by reference herein.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of this Report:

                  1.       Financial Statements.

                           See Index to Consolidated Financial Statements included on page F-1.


                  2.       Financial Statement Schedule and related Audit Report

                           See Schedule II, which is included on pages S-1 and S-2.


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

                                             Mettler-Toledo International Inc.
                                                         (Registrant)

Date: March 22, 2001                         By:  /s/ ROBERT F. SPOERRY
                                                  ---------------------
                                                   Robert F. Spoerry
                                                   Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date

                                  Chairman of the Board,
                                       President and
  /s/ ROBERT F. SPOERRY           Chief Executive Officer        March 22, 2001
--------------------------
    Robert F. Spoerry
                                    Vice President and
                                  Chief Financial Officer
                                 (Principal financial and
 /s/ WILLIAM P. DONNELLY            accounting  officer)         March 22, 2001
--------------------------
   William P. Donnelly

   /s/ PHILIP CALDWELL                   Director                March 22, 2001
--------------------------
     Philip Caldwell

  /s/ JOHN T. DICKSON                    Director                March 22, 2001
--------------------------
     John T. Dickson

  /s/ REGINALD H. JONES                  Director                March 22, 2001
--------------------------
    Reginald H. Jones

   /s/ JOHN D. MACOMBER                  Director                March 22, 2001
--------------------------
     John D. Macomber

   /s/ GEORGE M. MILNE                   Director                March 22, 2001
--------------------------
     George M. Milne

  /s/ LAURENCE Z.Y. MOH                  Director                March 22, 2001
--------------------------
    Laurence Z.Y. Moh

  /s/ THOMAS P. SALICE                   Director                March 22, 2001
--------------------------
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

      3.2          Amended By-laws of the Company, effective              Filed as Exhibit 3.2 to the Annual Report on Form
                   February 3, 2000                                       10-K of the Company dated March 24, 2000 and
                                                                          incorporated herein by reference

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

     10.5          Loan Agreement between Robert F. Spoerry and           Filed as Exhibit 10.5 to the Annual Report on Form
                   Mettler-Toledo AG, dated as of October 7, 1996         10-K of Mettler-Toledo  Holding Inc. dated March 31,
                                                                          1997 and incorporated herein by reference

     10.6          Regulations of the Performance Oriented Bonus          Filed as Exhibit 10.7 to the Annual Report on Form
                   System (POBS) - Incentive System for the               10-K of the Company dated March 18, 1999 and
                   Management of Mettler Toledo, effective as of          incorporated herein by reference
                   November 5, 1998

     10.7          Regulations of the POBS Plus - Incentive               Filed as Exhibit 10.7 to the Annual Report on Form
                   Scheme for Senior Management of Mettler                10-K of the Company dated March 24, 2000 and
                   Toledo, effective as of March 14, 2000                 incorporated herein by reference

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

     10.11         Amendment to the 1997 Amended and Restated             Filed as Exhibit 10 to the Quarterly Report on Form
                   Stock Option Plan                                      10-Q of the Company dated August 15, 2000 and
                                                                          incorporated herein by reference

     10.12         Employment Agreement between Peter Burker and          Filed as Exhibit 10.11 to the Annual Report on Form
                   Mettler-Toledo GmbH dated as of November 10,           10-K of the Company dated March 24, 2000 and
                   1997                                                   incorporated herein by reference

     10.13         Employment Agreement between Daniel G.                 Filed as Exhibit 10.12 to the Annual Report on Form
                   Schillinger and Mettler-Toledo GmbH dated as of        10-K of the Company dated March 24, 2000 and
                   January 1, 2000                                        incorporated herein by reference

     10.14         Regulations of the POBS PLUS - Incentive               Filed as Exhibit 10.13 to the Annual Report on Form
                   Scheme for Members of the Group Management of          10-K of the Company dated March 24, 2000 and
                   Mettler Toledo, effective as of March 7, 2000          incorporated herein by reference

     10.15*        Employment Agreement between Jean-Lucien Gloor         Page 76
                   and Mettler-Toledo GmbH dated as of March 1,
                   2001

     21*           Subsidiaries of the Company                            Page 78

     23.1*         Consent of PricewaterhouseCoopers AG                   Page 82

     99.1*         Factors Affecting Our Future Operating Results         Page 83
---------------
* Filed herewith

                                       E-2

                        METTLER-TOLEDO INTERNATIONAL INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

   Independent Auditors' Reports.....................................       F-2

   Consolidated Balance Sheets as of December 31, 2000 and 1999......       F-4

   Consolidated Statements of Operations

       for the years ended December 31, 2000, 1999 and 1998..........       F-5

   Consolidated Statements of Shareholders' Equity

       for the years ended December 31, 2000, 1999 and 1998..........       F-6

   Consolidated Statements of Cash Flows

       for the years ended December 31, 2000, 1999 and 1998..........       F-7

   Notes to Consolidated Financial Statements........................       F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Mettler-Toledo International Inc.

In our opinion, the consolidated  financial statements listed in the index under
Item 14(a)(1) on page 42 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 14 (a) (2) on page 42 presents fairly, in all material respects, the information set forth therein for 2000 and 1999 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers AG

Zurich, Switzerland
February 8, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Mettler-Toledo International Inc.


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Mettler-Toledo International Inc. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Mettler-Toledo International Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

KPMG Fides Peat

Zurich, Switzerland
February 5, 1999


                                        METTLER-TOLEDO INTERNATIONAL INC.
                                           CONSOLIDATED BALANCE SHEETS
                                                As of December 31
                                      (In thousands, except per share data)

                                                                                        2000              1999
                                                                                       -------          -------
                                     ASSETS

Current assets:
   Cash and cash equivalents...............................................           $ 21,725         $ 17,179
   Trade accounts receivable, less allowances of $9,097 in 2000
     and $9,827 in 1999....................................................            212,570          203,750
   Inventories, net........................................................            141,677          123,901
   Other current assets and prepaid expenses...............................             47,367           43,115
                                                                                       -------          -------
     Total current assets..................................................            423,339          387,945
Property, plant and equipment, net.........................................            199,388          199,723
Excess of cost over net assets acquired, net of accumulated amortization
   of $29,664 in 2000 and $21,313 in 1999..................................            228,035          204,395
Other non-current assets ..................................................             36,820           28,910
                                                                                       -------          -------
     Total assets..........................................................           $887,582         $820,973
                                                                                      ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable.................................................            $ 80,513         $ 81,234
   Accrued and other liabilities...........................................             97,575          105,783
   Accrued compensation and related items..................................             51,968           53,510
   Taxes payable...........................................................             68,537           48,769
   Short-term borrowings and current maturities of long-term debt.........              50,560           46,879
                                                                                       -------          -------
     Total current liabilities.............................................            349,153          336,175
Long-term debt.............................................................            237,807          249,721
Non-current deferred taxes.................................................             25,939           22,728
Other non-current liabilities..............................................             95,843          100,334
                                                                                       -------          -------
     Total liabilities....................................................             708,742          708,958

Shareholders' equity:
   Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                  -                -
   Common stock, $0.01 par value per share; authorized 125,000,000 shares;
     issued 39,372,873 and 38,674,768 (excluding 64,467 shares held in
     treasury) at December 31, 2000 and 1999...............................                393              386
   Additional paid-in capital..............................................            294,558          288,092
   Accumulated deficit ....................................................            (68,307)        (138,426)
   Accumulated other comprehensive loss....................................            (47,804)         (38,037)
                                                                                       --------         --------
     Total shareholders' equity ...........................................            178,840          112,015
Commitments and contingencies..............................................           --------         --------
     Total liabilities and shareholders' equity ...........................           $887,582         $820,973
                                                                                      ========         ========

             The accompanying notes are an integral part of these consolidated financial statements.



                                   METTLER-TOLEDO INTERNATIONAL INC.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the years ended December 31
                                 (In thousands, except per share data)

                                                            2000              1999             1998
                                                           ------            ------           -------
Net sales......................................        $1,095,547        $1,065,473          $935,658
Cost of sales..................................           600,185           585,007           520,190
                                                          -------           -------           -------
    Gross profit...............................           495,362           480,466           415,468
Research and development.......................            56,334            57,393            48,977
Selling, general and administrative............           296,187           300,389           265,511
Amortization...................................            11,564            10,359             7,634
Purchased research and development.............                 -                 -             9,976
Interest expense...............................            20,034            21,980            22,638
Other charges, net.............................             2,638            10,468             1,197
                                                          -------            ------             -----
    Earnings before taxes and minority
       interest................................           108,605            79,877            59,535
Provision for taxes............................            38,510            31,398            20,999
Minority interest..............................              (24)               378               911
                                                       ----------        ----------          --------
    Net earnings...............................        $   70,119        $   48,101          $ 37,625
                                                       ==========        ==========          ========

Basic earnings per common share:

    Net earnings...............................             $1.80             $1.25             $0.98
    Weighted average number of common shares...        38,897,879        38,518,084        38,357,079

Diluted earnings per common share:

    Net earnings...............................             $1.66             $1.16             $0.92
    Weighted average number of common shares...        42,141,548        41,295,757        40,682,211


        The accompanying notes are an integral part of these consolidated financial statements.



                                              METTLER-TOLEDO INTERNATIONAL INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               For the years ended December 31
                                            (In thousands, except for share data)


                                              Common Stock                                          Accumulated
                                               All Classes            Additional                       Other
                                        -----------------------        Paid-in       Accumulated    Comprehensive
                                         Shares          Amount        Capital         Deficit         Loss           Total
                                       ----------        ------        --------      ----------      ---------       -------

Balance at December 31, 1997....       38,336,014         $383         $284,630      $(224,152)      $(35,462)       $25,399
Exercise of stock options.......           64,349            1              531              -              -            532
Comprehensive income:
   Net earnings.................                -            -                -         37,625              -         37,625
   Change in currency translation
      adjustment................                -            -                -              -         (4,962)        (4,962)
   Minimum pension liability....                -            -                -              -         (4,759)        (4,759)
                                                                                                                      -------
Comprehensive income............                                                                                      27,904
                                       ----------         ----         --------      ----------      ---------       -------
Balance at December 31, 1998....       38,400,363         $384         $285,161      $(186,527)      $(45,183)       $53,835
Exercise of stock options.......          274,405            2            2,931              -              -          2,933
Comprehensive income:
   Net earnings.................                -            -                -         48,101              -         48,101
   Change in currency translation
      adjustment................                -            -                -              -          2,387          2,387
   Minimum pension liability....                -            -                -              -          4,759          4,759
                                                                                                                      ------
Comprehensive income............                                                                                      55,247
                                       ----------         ----         --------      ----------      ---------       -------
Balance at December 31, 1999....       38,674,768         $386         $288,092      $(138,426)      $(38,037)      $112,015
Exercise of stock options.......          698,105            7            6,466              -              -          6,473
Comprehensive income:
   Net earnings.................                -            -                -         70,119              -         70,119
   Change in currency translation
      adjustment................                -            -                -              -         (9,767)        (9,767)
                                                                                                                      -------
Comprehensive income............                                                                                      60,352
                                       ----------         ----         --------       ---------      ---------       -------
Balance at December 31, 2000....       39,372,873         $393         $294,558       $(68,307)      $(47,804)      $178,840
                                       ==========         ====         ========       =========      =========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.



                                          METTLER-TOLEDO INTERNATIONAL INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the years ended December 31
                                                    (In thousands)

                                                                          2000               1999              1998
                                                                         ------             ------            ------
Cash flows from operating activities:

   Net earnings..............................................           $70,119            $48,101           $37,625
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation.........................................              21,690             24,940            24,592
      Amortization.........................................              11,564             10,359             7,634
      Write-off of purchased research and
         development and cost of sales associated
         with revaluation of inventories...................                   -                998             9,976
      Net (gain) loss on disposal of long-term assets......                 427             (3,269)           (2,868)
      Deferred taxes and adjustments to goodwill...........               1,487             (1,636)           (1,200)
      Minority interest....................................                 (24)               378               911
   Increase (decrease) in cash resulting from changes in:
      Trade accounts receivable, net.......................             (12,437)           (19,437)          (16,391)
      Inventories..........................................             (17,274)            (9,540)           (5,953)
      Other current assets.................................              (1,778)            11,363             3,300
      Trade accounts payable...............................              (2,958)            16,239            17,523
      Accruals and other liabilities.......................              13,898 (a)         12,844 (a)        (3,107) (a)
                                                                         ------             ------            -------
        Net cash provided by operating activities..........              84,714             91,340            72,042
                                                                         ------             ------            ------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment.....               1,468             10,151            22,500
   Purchase of property, plant and equipment...............             (29,304)           (29,188)          (28,633)
   Acquisitions, net of seller financings..................             (26,377) (b)       (18,468) (b)      (28,925) (b)
   Other investing activities..............................                   -                  -              (885)
                                                                         ------             ------            ------
       Net cash used in investing activities..............              (54,213)           (37,505)          (35,943)
                                                                        --------           --------          --------
Cash flows from financing activities:
   Proceeds from borrowings................................              29,239             20,640            23,019
   Repayments of borrowings................................             (61,617)           (80,393)          (62,376)
   Proceeds from issuance of common stock..................               6,473              2,592               532
                                                                       --------           --------           --------
        Net cash used in financing activities..............            (25,905)            (57,161)          (38,825)
                                                                       --------            --------          --------
Effect of exchange rate changes on cash and cash equivalents               (50)               (686)              351
                                                                           ----               -----              ---
Net increase (decrease) in cash and cash equivalents.......               4,546             (4,012)           (2,375)
                                                                          -----             -------           -------
Cash and cash equivalents:
   Beginning of period.....................................              17,179             21,191            23,566
                                                                        -------            -------           -------
   End of period...........................................             $21,725            $17,179           $21,191
                                                                        =======            =======           =======

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:

     Interest..............................................             $20,014            $21,642           $21,109
     Taxes.................................................              16,523             25,952            20,285

Non-cash investing activities:
   Seller financings on acquisitions.......................             $27,638                  -           $11,960



(a)  Accruals and other liabilities include payments for restructuring,  certain
     acquisition   integration   activities  and  a  one-time  payment  in  2000
     associated with an early retirement plan from previous years. These amounts totalled  $10.3  million,  $5.9 million and $9.4 million in 2000,  1999 and
     1998, respectively.

(b) Amounts paid for acquisitions including seller financing, assumed debt and working capital retained by sellers were $55.5 million, $20.5 million and $44.0 million in 2000, 1999 and 1998, respectively.

               The accompanying notes are an integral part of these consolidated financial statements.


                        METTLER-TOLEDO INTERNATIONAL INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands unless otherwise stated)

1.            Business Description and Basis of Presentation

         Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a global manufacturer and marketer of precision instruments, including weighing and certain analytical and measurement technologies, for use in laboratory, industrial and food retailing applications. The Company is also a leading provider of automated chemistry solutions used in drug and chemical compound discovery and development. The Company's primary manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom, France and China. The Company's principal executive offices are located in Greifensee, Switzerland.

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

         Revenue Recognition

         Revenue is recognized when title to a product has transferred or services have been rendered and any customer obligations have been fulfilled. Revenues from service contracts are recognized over the contract period.

         Research and Development

         Research and development costs are expensed as incurred.

         Earnings per Common Share

         As described in Note 10, in accordance with the treasury stock method, the Company has included 3,243,669 and 2,777,673 equivalent shares relating to 5,173,777 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for years ending December 31, 2000 and 1999, respectively.

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

         The Company has entered into certain foreign currency forward contracts in order to convert certain U.S. dollar-based debt into Swiss franc-based debt. The Company has also designated certain of its Swiss franc debt as a hedge of its net investments. Any changes in

2.            Summary of Significant Accounting Policies - (Continued)

fair value of the forward contracts and the debt are recorded in comprehensive income (loss) and offset the net investments which they hedge.

         Stock Based Compensation

         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan.

         Concentration of Credit Risk

         The Company's revenue base is widely diversified by geographic region and by individual customer. The Company's products are utilized in many different industries, although extensively in the pharmaceutical, food and beverage, transportation and logistics and chemicals industries. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers.

3.            Business Combinations

         During 2000, the Company spent approximately $55.5 million on acquisitions, including approximately $10.2 million of additional consideration related to earn-out periods associated with acquisitions consummated in prior years, seller financing of $27.6 million and working capital retained by sellers which has been excluded from the purchase price allocation. The Company accounted for the acquisition payments using the purchase method of accounting. The Company may be required to make additional earn-out payments relating to certain of these acquisitions in the future.

         In 2000, the Company acquired Berger Instruments, Thornton Inc. and AVS. The Company also increased its shareholding in Cargoscan to 100%. Berger Instruments is the market leader in Supercritical Fluid Chromatography (SFC), a high-performance technology used to analyze and purify chemical compounds during drug discovery. Thornton is the market leader in pure and ultra-pure industrial water monitoring instrumentation used in semi-conductor, micro-electronics, pharmaceutical and biotech applications. AVS is a leader in x-ray visioning solutions used in the inspection of packaged goods. Cargoscan is the leading provider of dimensioning technology used by major express carriers, freight forwarders, third-party logistic entities and distribution companies.

         During 1999, the Company spent approximately $20.5 million on acquisitions including the net assets of the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France. This amount includes approximately $2.0 million of working capital retained by sellers which has been excluded from the purchase price allocation. The Company accounted for the acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. In this respect, the Company allocated $1.0 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in 1999.

3.            Business Combinations - (Continued)

         During 1998, the Company spent approximately $44.9 million on acquisitions and other investing activities including seller financing of $12.0 million and assumed debt of $3.1 million as well as contingent and other payments associated with acquisitions consummated in 1997.

         In 1998, the Company acquired Applied Systems, Bohdan Automation Inc. and Myriad. The Company accounted for these acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisition were allocated to the assets acquired and liabilities assumed based upon their respective fair values. The Company incurred a charge of $10.0 million immediately following the acquisition of Bohdan Automation based upon an independent valuation for purchased research and development costs for products being developed that had not established technological feasibility as of the date of acquisition and, if unsuccessful, had no alternative future use in research and development activities or otherwise.

         Applied Systems designs, assembles and markets instruments for in-process molecular analysis, which is primarily used for researching, developing and monitoring chemical processes. Applied Systems' proprietary sensors, together with its innovative Fourier transform infrared technology, enable chemists to analyze chemical reactions as they occur, which is more efficient than pulling samples. Bohdan Automation Inc. is a leading supplier of laboratory automation and automated synthesis products to the automated drug and chemical compound discovery market used in research for life science applications. Myriad designs, assembles and markets instruments that facilitate and automate the synthesis of large numbers of chemical compounds in parallel, which is a key step in the chemical compound discovery process. Its products can be used in all stages of synthesis in drug discovery.

4.            Inventories, Net

         Inventories, net consisted of the following at December 31:

                                                     2000                1999
                                                    ------             -------
Raw materials and parts................           $ 67,379            $ 53,685
Work-in-progress.......................             37,289              33,073
Finished goods.........................             38,148              37,769
                                                  --------            --------
                                                   142,816             124,527
LIFO reserve...........................             (1,139)               (626)
                                                  ---------           ---------
                                                  $141,677            $123,901
                                                  ========            ========

5.            Financial Instruments

         At December 31, 2000, the Company had certain interest rate swap agreements outstanding that fix the variable interest obligation associated with CHF 110 million of Swiss franc-based debt and $50 million of USD-based debt. Certain of these agreements have forward starting dates commencing in 2001. The agreements have various maturities beginning in 2003 and continuing through
2004. The fixed rates associated with the swap of Swiss franc debt are approximately 3.5%, while the rates associated with the USD debt are approximately 6.0% plus the Company's normal interest margin. The swaps are effective at either one-month or three-month LIBOR rates. At December 31, 2000 and 1999, the fair market value of such financial instruments was approximately $(0.5) million and $2.4 million, respectively.

         At December 31, 2000, the Company had outstanding foreign currency forward contracts in the amount of $23.5 million. The purpose of these contracts is to hedge short-term intercompany balances with its foreign businesses. The fair value of these contracts was not materially different than the carrying value at December 31, 2000 and 1999, respectively.

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

6.            Property, Plant and Equipment, Net

         Property, plant and equipment, net, consisted of the following at December 31:

                                                            2000         1999
                                                          --------     --------
      Land............................................    $ 40,580     $ 41,230
      Buildings and leasehold improvements............     105,937      101,088
      Machinery and equipment.........................     133,072      120,989
      Computer software...............................       5,387        5,399
                                                          --------     --------
                                                           284,976      268,706
      Less accumulated depreciation and amortization..     (85,588)     (68,983)
                                                          ---------    ---------
                                                          $199,388     $199,723
                                                          ========     ========

7.            Short-Term Borrowings and Current Maturities of Long-Term Debt

         Short-term   borrowings  and  current   maturities  of  long-term  debt
consisted of the following for the years ended December 31:


                                                            2000          1999
                                                           ------       -------
     Current maturities of long-term debt.............    $31,900       $23,204
     Other short-term borrowings......................     18,660        23,675
                                                          -------       -------
                                                          $50,560       $46,879
                                                          =======       =======


8.            Long-Term Debt


         Long-term debt consisted of the following at December 31:

                                                                                    2000            1999
                                                                                   ------          ------
Credit Agreement Borrowings:
  Term A USD Loans, interest at LIBOR plus 0.625% (7.1% at December 31,
    2000) payable in quarterly installments due May 19, 2004........             $ 69,420        $ 81,816
  Term A CHF Loans, interest at LIBOR plus 0.625% (4.0% at December 31,
    2000) payable in quarterly installments due May 19, 2004........               36,245          43,102
  Term A GBP Loans, interest at LIBOR plus 0.625% (6.5% at December 31,
    2000) payable in quarterly installments due May 19, 2004........               22,096          28,221
  Revolving credit facilities.......................................              109,907         127,283
Other...............................................................               50,699          16,178
                                                                                 --------        --------
                                                                                  288,367         296,600
Less current maturities.............................................              (50,560)        (46,879)
                                                                                 ---------       ---------
                                                                                 $237,807        $249,721
                                                                                 ========        ========


         The Company has a multi-currency $400.0 million revolving credit facility and a CDN $26.3 million Canadian revolving credit facility under its credit agreement. Loans under these revolving credit facilities may be repaid and reborrowed and are due in full on May 19, 2004. At December 31, 2000, the Company had $293.5 million of additional borrowing capacity under its credit agreement. The Company has the ability to refinance its short-term borrowings through its revolving facilities for an uninterrupted period extending beyond one year. Accordingly, approximately $145 million of the Company's short-term borrowings at December 31, 2000 have been reclassified to long-term.

         The aggregate maturities of long-term obligations during each of the years 2002 through 2004 are approximately $31.9 million, $36.5 million and $27.4 million, respectively.

         The Company is required to pay a facility fee based upon certain financial ratios per annum on the amount of its revolving facilities. The facility fee at December 31, 2000 was equal to 0.2%. At December 31, 2000, borrowings under the Company's revolving facilities carried an interest rate of LIBOR plus 0.425%. The Company's weighted average interest rate for the year ended December 31, 2000 was approximately 7.0%.

         The Company's credit agreement contains covenants, including limitations on the Company's ability to pay dividends to shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. The credit agreement

8.            Long-Term Debt - (Continued)

also requires the Company to maintain a minimum net worth, a minimum fixed charge coverage ratio, and a ratio of total debt to EBITDA below a specified maximum.

         The carrying value of the Company's obligations under its credit agreement approximates fair value due to the variable rate nature of the obligations.

9.            Shareholders' Equity

         Common Stock

         The number of authorized shares of the Company's common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company's common stock are entitled to one vote per share. At December 31, 2000, 7,831,586 shares of the Company's common stock were reserved for grant pursuant to the Company's stock option plan.

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

10.           Stock Option Plan

         The Company's stock option plan provides certain key employees and directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company.

         Under the terms of the plan, options granted shall be nonqualified and the exercise price shall not be less than the fair market value of the common stock on the date of grant. Options vest equally over a five-year period from the date of grant.


                                                                Weighted Average
                                             Number of Options   Exercise Price

Outstanding at December 31, 1997............      4,408,740          $ 9.75
Granted.....................................        670,000           21.48
Exercised...................................        (64,349)          (8.26)
Forfeited...................................       (142,549)          (7.95)
                                                   ---------          ------
Outstanding at December 31, 1998............      4,871,842          $11.30
Granted.....................................        647,500           28.56
Exercised...................................       (274,405)          (8.87)
Forfeited...................................       (209,290)         (13.74)
                                                   ---------         -------
Outstanding at December 31, 1999............      5,035,647          $13.45
Granted.....................................        887,000           43.72
Exercised...................................       (698,105)         (10.68)
Forfeited...................................        (50,765)         (13.12)
                                                    --------         -------
Outstanding at December 31, 2000............      5,173,777          $19.02
                                                  =========          ======

Options exercisable at December 31, 2000....      2,700,697          $11.14
                                                  =========          ======

         At December 31, 2000, 2,657,809 options were available for grant.

         The following table details the weighted average remaining contractual life of options outstanding at December 31, 2000 by range of exercise prices:


               Number of Options         Weighted Average       Remaining Contractual           Options
                 Outstanding              Exercise Price           Life of Options           Exercisable
                                                                     Outstanding
                 -----------              --------------           ---------------           -----------

                  2,456,751                   $ 7.95                    5.8                   1,965,401
                    669,726                   $15.91                    6.8                     400,916
                  1,162,300                   $25.38                    6.8                     334,380
                    167,000                   $32.75                    6.7                           -
                    718,000                   $46.30                    9.2                           -
                    -------                                             ---                   ---------
                  5,173,777                                             6.6                   2,700,697
                  =========                                                                   =========


10.           Stock Option Plan - (Continued)

         As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2000, 1999 and 1998 was approximately $18.31, $12.31 and $8.11 per share, respectively. Such weighted average grant-date fair value was determined using an option pricing model which incorporated the following assumptions:


                                            2000           1999           1998
                                            ----           ----           ----
Risk-free interest rate..............       5.0%           6.3%           5.2%
Expected life in years...............         4              4              4
Expected volatility..................        46%            45%            39%
Expected dividend yield..............         -              -              -


         The Company applies Accounting Standards Board Opinion No. 25 and related interpretations in accounting for its plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the years ended December 31 would have been as follows:



                                            2000           1999           1998
                                           -----           ----           ----
Net earnings:
    As reported......................    $70,119        $48,101        $37,625
    Pro forma........................     66,425         45,847         35,475
                                          ======         ======         ======
Basic earnings per common share:

    As reported......................      $1.80          $1.25          $0.98
    Pro forma........................       1.71           1.19           0.92
                                            ====           ====           ====
Diluted earnings per common share:

    As reported......................      $1.66          $1.16          $0.92
    Pro forma........................       1.58           1.11           0.87
                                            ====           ====           ====

11.           Benefit Plans

         Mettler-Toledo maintains a number of retirement plans for the benefit of its employees.

         Certain companies sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $2.6 million, $2.8 million and $8.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Based on certain changes in 1999, the Company performed a reevaluation of its Swiss pension plans and determined these plans to be defined benefit plans. Accordingly, commencing in 1999, the Company has accounted for these plans as such. The application of defined benefit accounting to the plans had no material impact on the consolidated financial statements.

11.           Benefit Plans - (Continued)

         Certain companies sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees' compensation for certain periods during the last years of employment. The Company's U.S. operations also provide postretirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.

         The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company's principal defined benefit plans and postretirement plans at December 31, 2000 and 1999:

                                                               Pension Benefits           Other Benefits
                                                        -------------------------     ----------------------
                                                           2000            1999         2000          1999
                                                        ---------       ---------     --------      --------
Change in benefit obligation:
Benefit obligation at beginning of year......           $394,250       $149,930       $35,464      $37,095
Service cost, gross..........................             19,250         20,972           461          624
Interest cost................................             18,572         18,680         2,460        2,489
Actuarial gains..............................            (12,694)        (2,918)       (2,577)      (2,482)
Plan amendments and other....................                151           (239)            -         (105)
Benefits paid................................            (18,013)       (17,429)       (2,426)      (2,161)
Impact of foreign currency...................             (7,479)       (46,316)           (2)           4
Impact of businesses acquired................                  -          1,867             -            -
Impact of Swiss pension plans................                  -        269,703             -            -
                                                         -------        -------        ------       ------
Benefit obligation at end of year............            394,037        394,250        33,380       35,464
                                                         -------        -------        ------       ------
Change in plan assets:
Fair value of plan assets at beginning of
year.........................................            368,674         77,375             -            -
Actual return on plan assets.................             18,244         39,760             -            -
Employer contributions.......................             14,611         11,360         2,426        2,161
Plan participants' contributions.............              4,236          4,472             -            -
Benefits paid................................            (18,013)       (17,429)       (2,426)      (2,161)
Impact of foreign currency...................             (3,667)       (42,738)            -            -
Impact of Swiss pension plans................                  -        295,874             -            -
                                                         -------        -------         -----        -----
Fair value of plan assets at end of year.....            384,085        368,674             -            -
                                                         -------        -------         -----        -----

Funded status................................             (9,952)       (25,576)      (33,380)     (35,464)
Unrecognized actuarial (gain) loss...........            (37,826)       (28,712)          594        2,438
                                                        ---------      ---------     ---------    ---------
Net amount recognized........................           $(47,778)      $(54,288)     $(32,786)    $(33,026)
                                                        =========      =========     =========    =========


         Amounts recognized in the Consolidated Balance Sheets consist of:

                                                               Pension Benefits             Other Benefits
                                                        --------------------------      ----------------------
                                                           2000            1999           2000          1999
                                                        ----------      ----------      ---------     --------
Other non-current assets.....................            $  6,881        $  6,597       $      -     $      -
Other non-current liabilities................             (54,659)        (60,885)       (32,786)     (33,026)
                                                         ---------       ---------      ---------    ---------
Net amount recognized........................            $(47,778)       $(54,288)      $(32,786)    $(33,026)
                                                         =========       =========      =========    =========


11.           Benefit Plans - (Continued)

         The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company's U.S. plans are as follows:

                                                       2000      1999       1998
                                                       ----      ----       ----
Discount rate......................................    7.8%      7.8%       7.2%
Compensation increase rate.........................    5.0%      5.0%       5.0%
Expected long-term rate of return on plan assets...    9.5%      9.5%       9.5%

         Plan assets relate principally to the Company's U.S. and Swiss companies and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments.

         At December 31, 2000, the fair value of plan assets and the total projected benefit obligation for the Company's non-U.S. defined benefit plans were $314.2 million and $319.4 million, respectively. Actuarial assumptions for these plans ranged from 3.75% to 8.5% for the discount rate, 2.0% to 6.5% for the compensation increase rate and 5.0% to 9.5% for the expected long-term rate of return on plan assets for the years ended December 31, 2000, 1999 and 1998.

         Net periodic pension cost for the defined benefit plans includes the following components for the year ended December 31:


                                              2000        1999        1998
                                            -------     --------     -------
Service cost, net.....................      $15,438     $16,842      $5,929
Interest cost on projected benefit           18,572      18,680       8,624
obligations...........................
Expected return on plan assets........      (22,491)    (22,420)     (6,613)
Recognition of actuarial (gains) losses          19         394        (104)
                                            -------     -------      -------
Net periodic pension cost.............      $11,538     $13,496      $7,836
                                            =======     =======      ======

         Net periodic postretirement benefit cost for the U.S. postretirement plans includes the following components for the year ended December 31:

                                              2000        1999        1998
                                            -------      ------      ------
Service cost........................        $   461      $  624      $  507
Interest cost on projected benefit
  obligations.......................          2,460       2,489       2,360
Recognition of actuarial losses.....              -         189           -
Net amortization and deferral.......              -          21          26
                                              -----      ------      ------
Net periodic postretirement benefit
  cost..............................        $ 2,921     $ 3,323      $2,893
                                            =======     =======      ======


         The accumulated postretirement benefit obligation and net periodic postretirement benefit cost were principally determined using discount rates of 7.8% in 2000, 7.2% in 1999 and 6.7% in 1998 and health care cost trend rates ranging from 7.0% to 8.0% in 2000, 1999 and 1998, decreasing to 5% in 2005.

11.           Benefit Plans - (Continued)

         The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                             One-Percentage-    One-Percentage-
                                             Point Increase     Point Decrease
                                             ---------------     ---------------
Effect on total of service and
   interest cost components..............       $  376             $  (326)
Effect on postretirement
   benefit obligation....................       $3,430             $(3,102)


12.           Taxes

         The sources of the Company's earnings before taxes and minority interest were as follows for the year ended December 31:

                                      2000            1999             1998
                                    --------        --------         --------
United States...............        $ 13,670        $(1,906)         $(2,172)
Non-United States..........           94,935         81,783           61,707
                                    --------        -------          -------
Earnings before taxes
   and minority interest......      $108,605        $79,877          $59,535
                                    ========        =======          =======


         The provision for taxes consists of:

                                                                                      Adjustments
                                                                                           to
                                                           Current        Deferred      Goodwill         Total
                                                           -------        --------      --------         -----
Year ended December 31, 2000:

United States federal............................          $   381        $ (601)        $    -         $  (220)
State and local..................................              519             -              -             519
Non-United States................................           36,123         1,052          1,036          38,211
                                                           -------        ------         ------         -------
                                                           $37,023        $  451         $1,036         $38,510
                                                           =======        ======         ======         =======

                                                                                       Adjustments
                                                                                           to
                                                           Current        Deferred      Goodwill         Total
                                                           -------        --------      --------         -----
Year ended December 31, 1999:

United States federal............................          $   (17)       $    -         $    -         $   (17)
State and local..................................              494             -              -             494
Non-United States................................           32,557         (10,260)      8,624           30,921
                                                            ------        ---------      ------         -------
                                                           $33,034        $(10,260)      $8,624         $31,398
                                                           =======        =========      ======         =======

                                                                                       Adjustments
                                                                                           to
                                                           Current        Deferred      Goodwill         Total
                                                           -------        --------      --------         -----
Year ended December 31, 1998:

United States federal............................          $   517        $   (700)      $  591         $   408
State and local..................................              561            (102)         351             810
Non-United States................................           21,121          (2,642)       1,302          19,781
                                                            ------        ---------      ------         -------
                                                           $22,199        $ (3,444)      $2,244         $20,999
                                                           =======        =========      ======         =======


12.           Taxes - (Continued)

         The adjustments to goodwill during the years ending December 31, 2000, 1999 and 1998 relate to tax benefits utilized which were not previously recognized in the purchase price allocation pertaining to previous acquisitions.

         The provision for tax expense for the years ended December 31, 2000, 1999 and 1998 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes and minority interest as a result of the following:


                                                                  2000           1999            1998
                                                                -------         -------         -------
Expected tax.....................................               $38,012         $27,957         $20,837
United States state and local income taxes,
    net of federal income tax benefit............                   519             494             810
Non-deductible purchased research and development                     -               -           3,492
Non-deductible intangible amortization...........                 2,227           2,254           2,459
Change in valuation allowance....................                (3,065)           (983)          4,964
Other non-United States income taxes
    at other than a 35% rate.....................                   455           1,165          (6,708)
Change in Swiss tax law..........................                     -               -          (3,557)
Change in Swiss tax rates........................                     -               -          (1,406)
Other, net.......................................                   362             511             108
                                                                -------         -------         -------
Total provision for taxes........................               $38,510         $31,398         $20,999
                                                                =======         =======         =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                                      2000                   1999
                                                                     ------                 ------
Deferred tax assets:
    Inventory............................................            $ 2,042               $ 1,363
    Accrued and other liabilities........................             20,466                15,099
    Deferred losses......................................              6,524                 2,091
    Accrued postretirement benefit and pension costs.....             19,451                21,984
    Net operating loss carryforwards.....................             16,499                27,798
    Other................................................              1,942                 4,075
                                                                     -------               -------
Total deferred tax assets................................             66,924                72,410
Less valuation allowance.................................            (49,027)              (53,128)
                                                                     --------              --------
Total deferred tax assets less valuation allowance.......             17,897                19,282
                                                                     -------               -------
Deferred tax liabilities:
    Inventory............................................              1,640                 1,787
    Property, plant and equipment........................             16,259                15,531
    Other................................................              8,221                 9,131
                                                                     -------               -------
Total deferred tax liabilities...........................             26,120                26,449
                                                                     -------               -------
Net deferred tax liability...............................            $ 8,223               $ 7,167
                                                                     =======               =======


         The Company has established valuation allowances primarily for net operating losses, deferred losses as well as postretirement and pension costs as follows as of December 31:

                                                                      2000                   1999
                                                                     ------                -------
Summary of valuation allowances:
    Cumulative net operating losses.......................           $13,923               $26,923
    Deferred loss.........................................             6,524                 2,091
    Accrued postretirement and pension benefit costs......            12,765                14,579
    Other.................................................            15,815                 9,535
                                                                     -------               -------
Total valuation allowance.................................           $49,027               $53,128
                                                                     =======               =======


12.           Taxes - (Continued)

         The Company has recorded valuation allowances related to its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The 2000 net change in the valuation allowance is primarily attributable to the changes as enumerated above which are related to improved realization potential and/or utilization of associated deferred tax assets.

         The potential decrease or increase of the valuation allowance in the near term is dependent on the future realizability of the deferred tax assets which are affected by the future profitability of operations in various worldwide jurisdictions, but primarily in the United States. A valuation allowance has been provided on the Company's net deferred tax assets related to its United States operations because of the uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related tax deductions will exceed future taxable income. Deferred tax assets of $1.2 million at December 31, 2000 pertain to net operating loss carryforwards resulting from the exercise of certain employee stock options. When recognized, the tax benefit of these losses will be recorded in shareholders' equity.

         The total valuation allowances relating to acquired businesses amount to $15.5 million and $16.7 million at December 31, 2000 and 1999, respectively. The reduction for the current year is primarily attributable to the utilization of net operating losses and the expiration of the useful life of various deferred tax assets. Future reductions of these valuation allowances will continue to be credited to goodwill when realized.

         At December 31, 2000, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of $21.3 million which expire in various amounts through 2012 and other tax credits of $0.6 million which have no expiration. The Company has various U.S. state net operating losses and various foreign operating losses that expire in varying amounts through 2012.

13.           Other Charges, Net

         Other charges, net consists primarily of foreign currency transactions, interest income, charges related to the Company's cost-reduction programs and gains on the sale of property, plant and equipment.

         As part of its efforts to reduce costs, the Company evaluates from time to time the cost effectiveness of its global manufacturing strategy. In this respect, the Company recorded charges of approximately $1.4 million and $8.0 million in 2000 and 1999, respectively, associated with the close-down and consolidation of operations in 2000, and the transfer of production lines from the Americas to China and Europe and the closure of facilities in 1999. The charges comprised primarily severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets. In connection with these activities, the Company has involuntarily terminated approximately 180 employees, and expects to further terminate 60 employees in 2001. Activities related to the charge recorded in 1999 were significantly completed in 2000.

13.           Other Charges, Net (Continued)

         The Company also incurred losses of $4.1 million during 1999 in connection with the exit from its glass batching business based in Belgium. This amount primarily comprised severance and other costs of exiting this business. The Company completed its exit of this business by the end of 1999. These losses were offset by a gain of $3.1 million recorded in connection with an asset sale.

         A rollforward of the components of the Company's accrual for restructuring activities is as follows:
                                                           2000           1999
                                                         -------        -------
Beginning of the year...............................      $5,462        $ 1,831
Restructuring expense...............................       1,972         12,881
Reductions in workforce and other cash outflows.....      (4,337)        (5,902)
Non-cash write-downs of impaired assets.............           -         (3,018)
Impact of foreign currency..........................        (117)          (330)
                                                          -------       --------
End of the year.....................................      $2,980        $ 5,462
                                                          ======        =======

         The Company's accrual for restructuring activities at December 31, 2000 primarily consisted of severance, lease termination and other costs of exiting facilities.

14.           Commitments and Contingencies

         Operating Leases

         The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2000:

                           2001..................          $12,509
                           2002..................           11,911
                           2003..................            9,994
                           2004..................            6,287
                           2005..................            5,447
                           Thereafter............           12,356
                                                           -------
                             Total...............          $58,504
                                                           =======

         Rent expense for operating leases amounted to $21.2 million, $18.5 million and $17.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

         Legal

         The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.

15.           Segment Reporting

         Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographical regions that have similar economic characteristics and meet the aggregation criteria of SFAS 131. The Company has determined that there are five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. Principal U.S. Operations represent certain of the Company's marketing and producing organizations located in the United States. Principal Central European Operations primarily include the Company's German marketing and producing organizations that primarily serve the German market and, to a lesser extent, Europe. Swiss R&D and Manufacturing Operations consist of the organizations located in Switzerland that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Other Western European Operations include the Company's market organizations in Western Europe that are not included in Principal Central European Operations. The Company's market organizations are geographically focused and are responsible for all aspects of the Company's sales and service. Operating segments that exist outside these reportable segments are included in Other.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on adjusted operating income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs). Intersegment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company's operating segments:



                                                Principal                   Other
                                  Principal      Central     Swiss R&D     Western                Eliminations
      For the year ended             U.S.        European     and Mfg.     European                     and
       December 31, 2000          Operations    Operations   Operations   Operations   Other (a)  Corporate (b)     Total
-------------------------------   ----------    ----------   ----------   ----------   ---------  -------------    --------
Net sales to external customers   $367,738      $177,912      $ 26,974     $256,257    $266,666     $       -     $1,095,547
Net sales to other segments....     33,528        53,563       148,158       41,896     120,730      (397,875)             -
                                  --------      --------      --------     --------    --------      ---------    ----------
Total net sales................   $401,266      $231,475      $175,132     $298,153    $387,396     $(397,875)    $1,095,547
                                  ========      ========      ========     ========    ========     ==========    ==========

Adjusted operating income......   $ 38,414       $22,881      $ 38,313     $ 21,979    $ 32,231     $ (10,977)    $  142,841
Depreciation...................      6,692         2,364         1,962        2,803       7,488           381         21,690
Total assets...................    242,878       138,957       199,067      152,816     661,740      (507,876)       887,582
Purchase of property, plant
and equipment..................      6,289         3,123         3,068        4,226      10,798         1,800         29,304


15.           Segment Reporting - (Continued)


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

         A reconciliation of adjusted operating income to earnings before taxes and minority interest for the year ended December 31 follows:


                                                2000             1999            1998
                                              --------         --------         --------
Adjusted operating income.............        $142,841         $123,682         $100,980
Amortization..........................          11,564           10,359            7,634
Interest expense......................          20,034           21,980           22,638
Other charges, net....................           2,638           10,468            1,197
Revaluation of acquisition inventories               -              998                -
Purchased research and development....               -                -            9,976
                                              --------         --------        ---------
Earnings before taxes and minority
  interest............................        $108,605         $ 79,877         $ 59,535
                                              ========         ========         ========

15.           Segment Reporting - (Continued)

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

                                              2000                1999                1998
                                           ----------          ----------           --------
Weighing-related instruments.....          $  663,598          $  659,785           $600,450
Non-weighing instruments.........             237,501             226,434            183,259
After-market.....................             194,448             179,254            151,949
                                           ----------          ----------           --------
Total net sales..................          $1,095,547          $1,065,473           $935,658
                                           ==========          ==========           ========


         The breakdown of net sales by geographic customer destination and property, plant and equipment, net for the year ended December 31 are as follows:

                                                                               Property, plant
                                        Net sales                               equipment, net
                            -------------------------------------            --------------------
                              2000          1999           1998               2000          1999
                            --------      --------        -------            -------      -------
United States.......      $  411,484    $  386,452       $328,448           $ 41,050     $ 41,604
Other Americas......          76,522        74,701         74,951              2,222        1,887
                             -------       -------        -------             ------       ------
Total Americas......         488,006       461,153        403,399             43,272       43,491
Germany.............         122,570       132,302        129,464             22,504       23,086
France..............          97,345        94,557         58,081              5,863        5,438
United Kingdom......          44,927        44,105         41,265              6,037        5,828
Switzerland.........          45,308        42,530         40,158             99,627       99,324
Other Europe........         168,040       174,497        161,314              5,985        6,515
                             -------       -------        -------             ------       ------
Total Europe........         478,190       487,991        430,282            140,016      140,191
Rest of World.......         129,351       116,329        101,977             16,100       16,041
                          ----------    ----------       --------           --------     --------
Totals..............      $1,095,547    $1,065,473       $935,658           $199,388     $199,723
                          ==========    ==========       ========           ========     ========


16.           Quarterly Financial Data (unaudited)

         Quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:


                                             First           Second             Third           Fourth
                                            Quarter         Quarter (a)         Quarter         Quarter (b)
                                           ---------        --------           --------         -------
 2000

 Net sales ........................        $259,116         $268,558           $270,003         $297,870
 Gross profit......................         114,241          119,586            120,684          140,851
 Net earnings......................        $ 11,754         $ 17,931           $ 17,134         $ 23,300

Basic earnings per common share....           $0.30            $0.46              $0.44            $0.59
Diluted earnings per common share..           $0.28            $0.43              $0.41            $0.55

 Market price per share:
   High............................          $44.50           $45.75             $48.81           $56.00
   Low.............................          $31.81           $30.00             $37.75           $39.50

 1999

 Net sales ........................        $235,715         $257,465           $268,006         $304,287
 Gross profit......................         105,227          113,755            119,728          141,756
 Net earnings......................        $  8,065         $ 13,467           $ 13,658         $ 12,911

Basic earnings per common share....           $0.21            $0.35              $0.35            $0.33
Diluted earnings per common share..           $0.20            $0.33              $0.33            $0.31

 Market price per share:
   High............................          $27.94           $29.00             $30.44           $39.50
   Low.............................          $19.63           $22.63             $23.81           $27.63



(a)      The financial data for the second quarter of 1999 includes  acquisition
         charges  of  $1.0  million   regarding  the   revaluation   of  certain
         inventories to fair value (Note 3).

(b) The financial data for the fourth quarter of 2000 includes a charge of $1.4 million related to the close-down and consolidation of operations. The financial data for the fourth quarter of 1999 includes a charge of approximately $8.0 million associated with the transfer of production lines from the Americas to China and Europe and the closure of facilities (Note 13).

          Independent Auditors' Report on Financial Statement Schedule

The Board of Directors and Shareholders
Mettler-Toledo International Inc.:

Under date of February 5, 1999, we reported on the consolidated statements of operations, shareholders' equity and cash flows of Mettler-Toledo International Inc. and subsidiaries for the year ended December 31, 1998, included herein. In connection with our audit of the aforementioned consolidated financial statements,  we  also  audited  the  related  consolidated  financial  statement schedule  included  under Item 14 of the Form  10-K.  This  financial  statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Fides Peat

Zurich, Switzerland
February 5, 1999


Schedule II- Valuation and Qualifying Accounts

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

Accounts Receivable-
     allowance for doubtful
     accounts:

     Year ended
       December 31, 2000              9,827             1,008                 -            1,738             9,097

     Year ended
       December 31, 1999              9,443             1,867                 -            1,483             9,827

     Year ended
       December 31, 1998              7,669             2,008                 -              234             9,443


-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------


Note A

     Represents excess of uncollectable balances written off over recoveries of accounts previously written off. Additionally, amounts are net of foreign currency translation effect of $(253), $(691) and $239 for the years ended December 31, 2000, 1999 and 1998, respectively.