Form 10-Q
period 2001-04-14
METTLER TOLEDO INTERNATIONAL INC/
filed 2001-05-14
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         ________________

Commission File Number 1-13595

                        Mettler-Toledo International Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 13-3668641
-----------------------------------------   -----------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     Incorporation or organization)

     Im Langacher, P.O. Box MT-100
     CH 8606 Greifensee, Switzerland
-----------------------------------------    ----------------------------------
(Address of principal executive offices)               (Zip Code)

                                41-1-944-22-11
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant had 39,716,936 shares of Common Stock outstanding at March 31, 2001.

                        METTLER-TOLEDO INTERNATIONAL INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of March 31, 2001                 3
    and December 31, 2000

    Interim Consolidated Statements of Operations for the three              4
      months ended March 31, 2001 and 2000

    Interim Consolidated Statements of Shareholders' Equity                  5
      for the three months ended March 31, 2001 and 2000

    Interim Consolidated Statements of Cash Flows for the three              6
      months ended March 31, 2001 and 2000

    Notes to the Interim Consolidated Financial Statements                   7

Item 2.  Management's Discussion and Analysis of Financial Condition         11
and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16

Part II.  OTHER INFORMATION                                                  16

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Security                                                 16

Item 3.  Default upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signature                                                                    17

                          Part I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                        METTLER-TOLEDO INTERNATIONAL INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2001 and December 31, 2000
                      (In thousands, except per share data)


                                                                                     March 31,    December 31,
                                                                                        2001          2000
                                                                                        ----          ----
                                                                                    (unaudited)
                                      ASSETS

Current assets:
     Cash and cash equivalents                                                        $ 22,985       $ 21,725
     Trade accounts receivable, net                                                    204,430        212,570
     Inventories, net                                                                  142,749        141,677
     Other current assets and prepaid expenses                                          41,470         47,367
                                                                                       -------        -------
         Total current assets                                                          411,634        423,339
Property, plant and equipment, net                                                     188,382        199,388
Excess of cost over net assets acquired, net                                           222,511        228,035
Other assets                                                                            36,421         36,820
                                                                                      --------       --------
         Total assets                                                                 $858,948       $887,582
                                                                                      ========       ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                           $ 68,022       $ 80,513
     Accrued and other liabilities                                                     108,590         97,575
     Accrued compensation and related items                                             35,148         51,968
     Taxes payable                                                                      58,928         68,537
     Short-term borrowings and current maturities of long-term debt                     50,078         50,560
                                                                                        ------        -------
         Total current liabilities                                                     320,766        349,153
Long-term debt                                                                         226,816        237,807
Non-current deferred taxes                                                              24,157         25,939
Other non-current liabilities                                                           94,337         95,843
                                                                                       -------        -------
         Total liabilities                                                             666,076        708,742

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                -              -
     Common stock, $0.01 par value per share; authorized 125,000,000 shares;
         issued 39,716,936 and 39,372,873 shares at March 31, 2001 and
         December 31, 2000                                                                 396            393
     Additional paid-in capital                                                        299,462        294,558
     Accumulated deficit                                                               (53,809)       (68,307)
     Accumulated other comprehensive loss                                              (53,177)       (47,804)
                                                                                       --------       --------
         Total shareholders' equity                                                    192,872        178,840

Commitments and contingencies
                                                                                      --------       --------
         Total liabilities and shareholders' equity                                   $858,948       $887,582
                                                                                      ========       ========


         The accompanying notes are an integral part of these interim consolidated financial statements.





                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended March 31, 2001 and 2000
                      (In thousands, except per share data)

                                                                                    March 31       March 31
                                                                                      2001           2000
                                                                                      ----           ----
                                                                                   (unaudited)   (unaudited)
Net sales                                                                           $265,644       $259,116
Cost of sales                                                                        147,334        144,875
                                                                                     -------        -------
     Gross profit                                                                    118,310        114,241

Research and development                                                              14,807         13,373
Selling, general and administrative                                                   73,196         73,777
Amortization                                                                           3,212          2,865
Interest expense                                                                       4,783          5,390
Other charges, net                                                                         7            738
                                                                                      ------         ------
     Earnings before taxes and minority interest                                      22,305         18,098
Provision for taxes                                                                    7,807          6,334
Minority interest                                                                          -             10
                                                                                     -------        -------
     Net earnings                                                                    $14,498        $11,754
                                                                                     =======        =======

Basic earnings per common share:
     Net earnings                                                                      $0.37          $0.30
     Weighted average number of common shares                                     39,716,936     38,712,272

Diluted earnings per common share:
     Net earnings                                                                      $0.34          $0.28
     Weighted average number of common shares                                     42,539,345     41,902,580


    The accompanying notes are an integral part of these interim consolidated financial statements.

                                      - 4 -


                        METTLER-TOLEDO INTERNATIONAL INC.

             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three months ended March 31, 2001 and 2000
                      (In thousands, except per share data)

                                   (unaudited)

                                                                                                Accumulated
                                        Common Stock            Additional                        Other
                                   ---------------------         Paid-in         Accum.        Comprehensive
                                   Shares         Amount         Capital         Deficit           Loss            Total
                                   ------         ------         -------         -------           ----            -----
Balance at December 31, 2000     39,372,873         $393         $294,558        $(68,307)        $(47,804)      $178,840
Exercise of stock options           344,063            3            4,904              -                -           4,907
Comprehensive income:
    Net earnings                          -            -                -          14,498                -         14,498
    Fair value of cash-flow
        hedging instruments               -            -                -               -           (2,268)        (2,268)
    Change in currency
        translation adjustment            -            -                -               -           (3,105)        (3,105)
                                                                                                                   -------
Comprehensive income                                                                                                9,125
                                 ----------         ----         --------        ---------        ---------      --------
Balance at March 31, 2001        39,716,936         $396         $299,462        $(53,809)        $(53,177)      $192,872
                                 ==========         ====         ========        =========        =========      ========

Balance at December 31, 1999     38,674,768         $386         $288,092       $(138,426)        $(38,037)      $112,015
Exercise of stock options            37,504            1              351               -                 -           352
Comprehensive income:
    Net earnings                          -            -                -          11,754                 -        11,754
    Change in currency
        translation adjustment            -            -                -               -           (7,343)        (7,343)
                                                                                                                   -------
Comprehensive income                                                                                                4,411
                                 ----------         ----         --------       ----------        ---------      --------
Balance at March 31, 2000        38,712,272         $387         $288,443       $(126,672)        $(45,380)      $116,778
                                 ==========         ====         ========       ==========        =========      ========


        The accompanying notes are an integral part of these interim consolidated financial statements.




                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2001 and 2000
                                 (In thousands)

                                                                                   March 31,       March 31,
                                                                                      2001           2000
                                                                                      ----           ----
                                                                                 (unaudited)     (unaudited)
Cash flow from operating activities:
     Net earnings                                                                  $ 14,498        $ 11,754
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                 5,646           5,731
         Amortization                                                                 3,212           2,865
         Other                                                                         (826)             13
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                                 343           7,295
         Inventories                                                                 (6,557)         (6,652)
         Other current assets                                                        (3,978)         (1,157)
         Trade accounts payable                                                     (12,351)        (23,808)
         Accruals and other liabilities, net                                          2,197           7,733
                                                                                      -----           -----
           Net cash provided by operating activities                                  2,184           3,774
                                                                                      -----           -----

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                              1,711              34
     Purchase of property, plant and equipment                                       (6,086)         (4,520)
     Acquisitions                                                                      (934)         (9,419)
                                                                                    -------         --------
           Net cash used in investing activities                                    (5,309)         (13,905)
                                                                                    -------         --------

Cash flows from financing activities:
     Proceeds from borrowings                                                        29,618          12,939
     Repayments of borrowings                                                       (29,500)         (1,648)
     Proceeds from issuance of common stock                                           4,907             352
                                                                                      -----          ------
           Net cash provided by financing activities                                  5,025          11,643
                                                                                      -----          ------

Effect of exchange rate changes on cash and cash equivalents                           (640)           (313)
                                                                                       -----           -----

Net increase in cash and cash equivalents                                             1,260           1,199

Cash and cash equivalents:
     Beginning of period                                                            $21,725         $17,179
                                                                                    -------         -------
     End of period                                                                  $22,985         $18,378
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

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 should be read in conjunction with the December 31, 2000 and 1999 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventories consisted of the following at March 31, 2001 and December 31, 2000:

                                                  March 31,       December 31,
                                                    2001             2000
                                                  --------         --------

              Raw materials and parts             $ 62,379         $ 67,379
              Work in progress                      37,225           37,289
              Finished goods                        44,359           38,148
                                                   -------          -------
                                                   143,963          142,816
              LIFO reserve                          (1,214)          (1,139)
                                                  ---------        ---------
                                                  $142,749         $141,677
                                                  ========         ========

Earnings per Common Share

         As described in Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 4,723,287 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the three month periods ended March 31, 2001 and 2000, respectively.

                                                 March 31,         March 31,
                                                  2001               2000
                                                ----------        -----------

              Three months ended                2,822,409          3,190,308


3.       FINANCIAL INSTRUMENTS

         The Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


3.       FINANCIAL INSTRUMENTS (Continued)

         As discussed more fully in Note 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company reduces its exposure to changes in interest rates through the use of interest rate swap and cap agreements. The fair value of outstanding interest rate swap and cap agreements that are effective cash flow hedges at March 31, 2001 is included in the Company's Consolidated Statement of Shareholders' Equity. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

4.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments:


                                               Principal                   Other                Eliminations
    For the period               Principal      Central      Swiss R&D    Western                    and
  January 1, 2001 to                U.S.        European     and Mfg.    European                 Corporate
    March 31, 2001               Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $  83,730     $  46,138    $   6,890   $  65,408    $ 63,478   $        -    $ 265,644
Net sales to other segments.         6,609        13,738       35,062      10,061      35,797     (101,267)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $  90,339     $  59,876    $  41,952   $  75,469    $ 99,275   $ (101,267)   $ 265,644
                                 =========     =========    =========   =========    ========   ===========   =========

Adjusted operating income...     $   2,663     $   6,617    $   9,156   $   4,651    $  7,614   $     (394)   $  30,307



                                               Principal                   Other                Eliminations
        For the period           Principal      Central      Swiss R&D    Western                    and
      January 1, 2000 to            U.S.        European     and Mfg.    European                 Corporate
        March 31, 2000           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $  85,406     $  43,657    $   7,143   $  67,151    $ 55,759   $        -    $ 259,116
Net sales to other segments.         8,849        11,933       34,580      10,283      25,818      (91,463)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $  94,255     $  55,590    $  41,723   $  77,434    $ 81,577   $  (91,463)   $ 259,116
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $   9,111    $    3,468    $   9,547   $   4,809    $  4,760   $   (4,604)   $  27,091




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

                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


4.       SEGMENT REPORTING (Continued)

       A reconciliation of adjusted operating income to earnings before taxes and minority interest follows:


                                                  For the period         For the period
                                                  January 1, 2001       January 1, 2000
                                                        to                     to
                                                  March 31, 2001         March 31, 2000
                                                  --------------         --------------
Adjusted operating income.....................        $30,307               $27,091
Amortization..................................          3,212                 2,865
Interest expense..............................          4,783                 5,390
Other charges, net............................              7                   738
                                                      -------               -------
Earnings before taxes and minority interest...        $22,305               $18,098
                                                      =======               =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

Results of Operations

         Net sales were $265.6 million for the three months ended March 31, 2001 compared to $259.1 million for the corresponding period in the prior year. This represents an increase of 7% in local currencies. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars increased 3%.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 9% in local currencies during the three months ended March 31, 2001 versus the corresponding period in the prior year reflecting strong sales performance across most product lines, particularly non-weighing instruments. Net sales in local currencies during the three month period in the Americas increased 3% as compared to the corresponding period in 2000, principally due to the effect of businesses acquired in 2000. Net sales in local currencies during the three month period in Asia and other markets increased 13% compared to the same period in the prior year. The results of our business in Asia and other markets during the three months ending March 31, 2001 primarily reflect strong sales performance throughout the region, particularly China and Japan.

         Net sales growth in the Americas was lower than Europe and Asia and other markets primarily due to a deterioration in economic conditions. To the extent that economic conditions significantly deteriorate in the Americas or other parts of the world, our sales growth and profitability may be adversely affected.

         Gross profit as a percentage of net sales increased to 44.5% for the three months ended March 31, 2001, compared to 44.1% for the corresponding period in the prior year. This increase is primarily related to changes in our sales mix, as well as benefits from various cost savings initiatives.

         Research and development expenses as a percentage of net sales increased to 5.6% for the three months ended March 31, 2001, compared to 5.2% for the corresponding period in the prior year.

         Selling, general and administrative expenses as a percentage of net sales decreased to 27.6% for the three months ended March 31, 2001, compared to 28.5% for the corresponding period in the prior year primarily due to exchange rate movements.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and other charges, net) increased 12% to $30.3 million, or 11.4% of net sales, for the three months ended March 31, 2001, compared to $27.1 million, or 10.5% of net sales, for the corresponding period in the prior year. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $4.8 million for the three months ended March 31, 2001, compared to $5.4 million for the corresponding period in the prior year. The decrease was principally due to reduced debt levels.

         The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the three months ended March 31, 2001 was approximately 35%.

         Net earnings increased 23% to $14.5 million for the three months ended March 31, 2001, compared to net earnings of $11.8 million, for the corresponding period in the prior years.

Liquidity and Capital Resources

         At March 31, 2001, our consolidated debt, net of cash, was $253.9 million. We had borrowings of $256.2 million under our credit agreement and $20.7 million under various other arrangements as of March 31, 2001. Of our credit agreement borrowings, approximately $116.7 million was borrowed as term loans scheduled to mature in 2004 and $139.5 million was borrowed under our multi-currency revolving credit facility. At March 31, 2001, we had $270.6 million of availability remaining under our revolving credit facility.

         At March 31, 2001, approximately $81.9 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $195.0 million at March 31, 2001. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

         Cash provided by operating activities totaled $2.2 million for the three months ended March 31, 2001. In the three months ended March 31, 2000, cash provided by operating activities totaled $3.8 million. The decrease resulted primarily from the timing of tax payments / refunds versus the previous year.

         In connection with our cost rationalization programs, we will incur pre-tax cash charges of $7 to $8 million for severance and related costs during the remainder of 2001, and non-cash charges in a similar range.

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

         These forward-looking statements are subject to a number of risks and uncertainties, certain of which are beyond our control, which could cause our actual results to differ materially from historical results or those anticipated. Certain of these risks and uncertainties have been identified in
Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2000. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of March 31, 2001, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.   Not applicable

Item 2.  Changes in Security.   Not applicable

Item 3.  Defaults Upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.   Not applicable

Item 5.  Other information.   Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K  -  None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               Mettler-Toledo International Inc.

Date: May 14, 2001                             By:  /s/  William P. Donnelly
                                                    ------------------------

                                                    William P. Donnelly
                                                    Vice President and
                                                    Chief Financial Officer