Form 10-Q
period 2001-08-15
METTLER TOLEDO INTERNATIONAL INC/
filed 2001-08-15
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001,
         OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

The Registrant had  40,112,438  shares of Common Stock  outstanding at June 30,
2001.

                        METTLER-TOLEDO INTERNATIONAL INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page No.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of June 30, 2001                  3
    and December 31, 2000

    Interim Consolidated Statements of Operations for the six                4
      months ended June 30, 2001 and 2000

    Interim Consolidated Statements of Operations for the three              5
      months ended June 30, 2001 and 2000

    Interim Consolidated Statements of Shareholders' Equity                  6
      for the six months ended June 30, 2001 and 2000

    Interim Consolidated Statements of Cash Flows for the six                7
      months ended June 30, 2001 and 2000

    Notes to the Interim Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial Condition         13
and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Part II.  OTHER INFORMATION                                                  18

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Security                                                 18

Item 3.  Default upon Senior Securities                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signature                                                                    19

                          Part I. FINANCIAL INFORMATION

Item 1. Financial Statements



                        METTLER-TOLEDO INTERNATIONAL INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2001 and December 31, 2000
                      (In thousands, except per share data)

                                                                                      June 30,     December 31,
                                                                                        2001          2000
                                                                                        ----          ----
                                                                                    (unaudited)
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 23,212       $ 21,725
     Trade accounts receivable, net                                                    210,031        212,570
     Inventories, net                                                                  137,412        141,677
     Other current assets and prepaid expenses                                          40,636         47,367
                                                                                       -------        -------
         Total current assets                                                          411,291        423,339
Property, plant and equipment, net                                                     182,988        199,388
Excess of cost over net assets acquired, net                                           221,023        228,035
Other assets                                                                            39,982         36,820
                                                                                      --------       --------
         Total assets                                                                 $855,284       $887,582
                                                                                      ========       ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                           $ 67,898       $ 80,513
     Accrued and other liabilities                                                     111,635         97,575
     Accrued compensation and related items                                             38,788         51,968
     Taxes payable                                                                      65,618         68,537
     Short-term borrowings and current maturities of long-term debt                     49,930         50,560
                                                                                       -------        -------
         Total current liabilities                                                     333,869        349,153
Long-term debt                                                                         200,493        237,807
Non-current deferred taxes                                                              22,939         25,939
Other non-current liabilities                                                           96,366         95,843
                                                                                       -------        -------
         Total liabilities                                                             653,667        708,742

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized 10,000,000 shares              -              -
     Common stock, $0.01 par value per share; authorized 125,000,000 shares;
         issued 40,112,438 shares at June 30, 2001 and 39,372,873 shares at
         December 31, 2000                                                                 400            393
     Additional paid-in capital                                                        303,494        294,558
     Accumulated deficit                                                               (47,127)       (68,307)
     Accumulated other comprehensive loss                                              (55,150)       (47,804)
                                                                                       --------       --------
         Total shareholders' equity                                                    201,617        178,840
Commitments and contingencies
                                                                                      --------       --------
         Total liabilities and shareholders' equity                                   $855,284       $887,582
                                                                                      ========       ========


      The accompanying notes are an integral part of these interim consolidated financial statements.

                                     - 3 -



                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    Six months ended June 30, 2001 and 2000
                      (In thousands, except per share data)

                                                                                     June 30,       June 30,
                                                                                       2001           2000
                                                                                       ----           ----
                                                                                   (unaudited)     (unaudited)
Net sales                                                                            $544,677        $527,674
Cost of sales                                                                         299,518         293,847
                                                                                      -------         -------
     Gross profit                                                                     245,159         233,827

Research and development                                                               30,310          27,282
Selling, general and administrative                                                   144,124         144,238
Amortization                                                                            6,237           5,618
Interest expense                                                                        9,346          10,399
Other charges, net                                                                     15,297             627
                                                                                       ------          ------
     Earnings before taxes and minority interest                                       39,845          45,663
Provision for taxes                                                                    18,665          15,979
Minority interest                                                                           -              (1)
                                                                                      -------         --------
     Net earnings                                                                     $21,180         $29,685
                                                                                      =======         =======

Basic earnings per common share:

     Net earnings                                                                       $0.53           $0.77
     Weighted average number of common shares                                      39,914,687      38,732,729

Diluted earnings per common share:

     Net earnings                                                                       $0.50           $0.71
     Weighted average number of common shares                                      42,505,268      41,949,180


          The accompanying notes are an integral part of these interim consolidated financial statements.




                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 2001 and 2000
                      (In thousands, except per share data)

                                                                                     June 30,        June 30,
                                                                                      2001             2000
                                                                                      ----             ----
                                                                                   (unaudited)      (unaudited)

Net sales                                                                           $279,033         $268,558
Cost of sales                                                                        152,184          148,972
                                                                                     -------          -------
     Gross profit                                                                    126,849          119,586

Research and development                                                              15,503           13,909
Selling, general and administrative                                                   70,928           70,461
Amortization                                                                           3,025            2,753
Interest expense                                                                       4,563            5,009
Other charges (income), net                                                           15,290             (111)
                                                                                      ------           -------
     Earnings before taxes and minority interest                                      17,540           27,565
Provision for taxes                                                                   10,858            9,645
Minority interest                                                                          -              (11)
                                                                                      ------          --------
     Net earnings                                                                    $ 6,682         $ 17,931
                                                                                     =======         ========

Basic earnings per common share:

     Net earnings                                                                      $0.17            $0.46
     Weighted average number of common shares                                      40,112,438       38,753,185

Diluted earnings per common share:

     Net earnings                                                                      $0.16            $0.43
     Weighted average number of common shares                                     42,472,310       41,995,780


         The accompanying notes are an integral part of these interim consolidated financial statements.




                        METTLER-TOLEDO INTERNATIONAL INC.

             INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Six months ended June 30, 2001 and 2000
                      (In thousands, except per share data)
                                   (unaudited)


                                                                                                Accumulated
                                        Common Stock            Additional                        Other
                                   ---------------------         Paid-in         Accum.        Comprehensive
                                   Shares         Amount         Capital         Deficit           Loss            Total
                                   ------         ------         -------         -------           ----            -----
Balance at December 31, 2000     39,372,873         $393         $294,558        $(68,307)        $(47,804)      $178,840
Exercise of stock options           739,565            7            8,936              -                -           8,943
Comprehensive income:
    Net earnings                          -            -                -          21,180                -         21,180
    Fair value of cash-flow
        hedging instruments               -            -                -               -           (1,689)        (1,689)
    Change in currency
        translation adjustment            -            -                -               -           (5,657)        (5,657)
                                                                                                                   -------
Comprehensive income                                                                                               13,834
                                 ----------         ----         --------        ---------        ---------      --------
Balance at June 30, 2001         40,112,438         $400         $303,494        $(47,127)        $(55,150)      $201,617
                                 ==========         ====         ========        =========        =========      ========

Balance at December 31, 1999     38,674,768         $386         $288,092       $(138,426)        $(38,037)      $112,015
Exercise of stock options            78,417            1              853               -                 -           854
Comprehensive income:
    Net earnings                          -            -                -          29,685                 -        29,685
    Change in currency
        translation adjustment            -            -                -               -           (9,359)        (9,359)
                                                                                                                   -------
Comprehensive income                                                                                               20,326
                                 ----------         ----         --------       ----------        ---------      --------
Balance at June 30, 2000         38,753,185         $387         $288,945       $(108,741)        $(47,396)      $133,195
                                 ==========         ====         ========       ==========        =========      ========


        The accompanying notes are an integral part of these interim consolidated financial statements.




                        METTLER-TOLEDO INTERNATIONAL INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2001 and 2000
                                 (In thousands)

                                                                                    June 30,       June 30,
                                                                                      2001           2000
                                                                                      ----           ----
                                                                                  (unaudited)    (unaudited)

Cash flow from operating activities:

     Net earnings                                                                   $21,180         $29,685
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                11,367          11,018
         Amortization                                                                 6,237           5,618
         Other                                                                         (704)           (167)
     Increase (decrease) in cash resulting from changes in:

         Trade accounts receivable, net                                                (672)          4,211
         Inventories                                                                 (4,469)        (11,788)
         Other current assets                                                        (4,762)         (2,122)
         Trade accounts payable                                                     (17,841)        (19,838)
         Accruals and other liabilities, net (a)                                     19,336          11,717
                                                                                     ------          ------
           Net cash provided by operating activities                                 29,672          28,334
                                                                                     ------          ------

Cash flows from investing activities:

     Proceeds from sale of property, plant and equipment                              1,917             300
     Purchase of property, plant and equipment                                      (15,166)         (9,546)
     Acquisitions                                                                      (934)        (16,755)
                                                                                    --------        --------
           Net cash used in investing activities                                    (14,183)        (26,001)
                                                                                    --------        --------

Cash flows from financing activities:

     Proceeds from borrowings                                                        43,555          36,406
     Repayments of borrowings                                                       (65,905)        (40,411)
     Proceeds from issuance of common stock                                           8,943             854
                                                                                    --------         -------
           Net cash used in financing activities                                    (13,407)         (3,151)
                                                                                    --------         -------

Effect of exchange rate changes on cash and cash equivalents                           (595)           (310)
                                                                                       -----           -----

Net increase (decrease) in cash and cash equivalents                                  1,487          (1,128)

Cash and cash equivalents:
     Beginning of period                                                            $21,725         $17,179
                                                                                    -------         -------
     End of period                                                                  $23,212         $16,051
                                                                                    =======         =======


     (a) Accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $5.9 million in 2001 and $3.2 million in 2000.

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

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2001 and for the six and three month periods ended June 30, 2001 and 2000 should be read in conjunction with the December 31, 2000 and 1999 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the six and three month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

         Inventories consisted of the following at June 30, 2001 and December 31, 2000:
                                                 June 30,         December 31,
                                                   2001               2000
                                                   ----               ----

              Raw materials and parts            $ 64,529           $ 67,379
              Work in progress                     31,145             37,289
              Finished goods                       43,019             38,148
                                                  -------            -------
                                                  138,693            142,816
              LIFO reserve                         (1,281)            (1,139)
                                                 ---------          ---------
                                                 $137,412           $141,677
                                                 ========           ========


Earnings per Common Share

         As described in Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 4,395,503 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the six and three month periods ended June 30, 2001 and 2000, respectively.

                                                  June 30,           June 30,
                                                   2001              2000
                                                  -----              ----

              Six months ended                  2,590,581          3,216,451
              Three months ended                2,359,872          3,242,595

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

         As discussed more fully in Note 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company reduces its exposure to changes in interest rates through the use of interest rate swap and cap agreements. The fair value of outstanding interest rate swap and cap agreements that are effective cash flow hedges at June 30, 2001 is included in the Company's Consolidated Statement of Shareholders' Equity. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

4.       OTHER CHARGES (INCOME), NET

         Other  charges  (income),  net consists  primarily of foreign  currency
transactions,   interest   income,   and  charges   related  to  the   Company's
cost-reduction programs.

         As part of its efforts to reduce costs, the Company recorded a charge of $15.2 million ($14.6 million after tax) during the three months ended June 30, 2001, associated primarily with headcount reductions and manufacturing transfers. The charge comprised severance, write-downs of impaired assets to be disposed and other exit costs. The Company expects to involuntarily terminate approximately 350 employees and to substantially complete the manufacturing transfers by the end of 2001. In connection with the employee related charges, notification of the benefit arrangement had been appropriately communicated to employees prior to June 30, 2001.

                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


4.       OTHERS CHARGES (INCOME), NET (Continued)

         A  rollforward  of  the   components  of  the  Company's   accrual  for
restructuring activities for the six month period ended June 30 is as follows:

                                                              June 30,
                                                                2001
                                                                ----

Beginning of the period.............................           $ 2,980
Restructuring expense................................           15,196
Reductions in workforce and other cash outflows......           (4,170)
Increase in retirement benefit obligation............           (2,114)
Non-cash write-downs of impaired assets to be disposed          (4,721)
Impact of foreign currency...........................              (32)
                                                               --------
End of the period....................................          $ 7,139
                                                               =======

         The Company's accrual for restructuring activities at June 30, 2001 primarily consisted of severance, lease termination and other costs of exiting facilities.


5.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments for the six month period ended June 30:



                                               Principal                   Other                Eliminations
                                 Principal      Central      Swiss R&D    Western                    and
                                    U.S.        European     and Mfg.    European                 Corporate
        June 30, 2001            Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $ 174,050     $  89,633    $  13,362   $ 129,633    $137,999   $        -    $ 544,677
Net sales to other segments.        14,012        28,384       70,791      20,951      70,822     (204,960)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 188,062     $ 118,017    $  84,153   $ 150,584    $208,821   $ (204,960)   $ 544,677
                                 =========     =========    =========   =========    ========    ==========   =========

Adjusted operating income...     $   9,369     $  13,712    $  18,434   $  11,388    $ 17,488   $      334    $  70,725


Footnotes on following page


                        METTLER-TOLEDO INTERNATIONAL INC.
      NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                     (In thousands unless otherwise stated)


5.    SEGMENT REPORTING (Continued)



                                               Principal                   Other                Eliminations
                                 Principal      Central      Swiss R&D    Western                    and
                                    U.S.        European     and Mfg.    European                 Corporate
         June 30, 2000           Operations    Operations   Operations  Operations   Other (a)       (b)         Total
------------------------------   ----------    ----------   ----------  ----------   ---------  ------------  ---------
Net sales to external
  customers.................     $ 178,323     $  87,686    $  12,939   $ 127,901    $120,825   $        -    $ 527,674
Net sales to other segments.        18,732        24,741       68,737      21,264      54,102     (187,576)           -
                                 ---------     ---------    ---------   ---------    --------   -----------   ---------
Total net sales.............     $ 197,055     $ 112,427    $  81,676   $ 149,165    $174,927   $ (187,576)   $ 527,674
                                 =========     =========    =========   =========    ========   ===========   =========

Adjusted operating income...     $  20,925     $   8,780    $  17,771   $   8,432    $ 11,685   $   (5,286)   $  62,307



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


       A reconciliation of adjusted operating income to earnings before taxes and minority interest for the six month period ended June 30 follows:

                                                   June 30,           June 30,
                                                     2001               2000
                                                     ----               ----
Adjusted operating income.......................   $70,725            $62,307
Amortization....................................     6,237              5,618
Interest expense................................     9,346             10,399
Other charges, net..............................    15,297(a)             627
                                                   -------            -------
Earnings before taxes and minority interest.....   $39,845            $45,663
                                                   =======            =======

(a) Includes a charge of $15.2 million, which comprises severance, asset write-downs and other costs, primarily related to headcount reductions and manufacturing transfers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

Results of Operations

         Net sales were $544.7 million and $279.0 million for the six and three month periods ended June 30, 2001 compared to $527.7 million and $268.6 million for the corresponding period in the prior year. This represents increases of 7% and 8% in local currencies for the six and three month periods, respectively. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the six and three month periods increased 3% and 4%, respectively.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 10% and 12% in local currencies during the six and three month periods ended June 30, 2001 versus the corresponding period in the prior year, reflecting strong sales performance across most product lines. Net sales in local currencies during the six and three month periods in the Americas increased 2% as compared to the corresponding periods in 2000, principally due to the effect of businesses acquired in 2000. Net sales in local currencies during the six and three month periods in Asia and other markets increased 14% and 15% compared to the same periods in the prior year. The results of our business in Asia and other markets during the six and three month periods ending June 30, 2001 primarily reflect strong sales performance throughout the region, particularly Japan.

         Net sales growth in the Americas was lower than Europe and Asia and other markets primarily due to a deterioration in economic conditions. To the extent that economic conditions significantly deteriorate in the Americas or other parts of the world, our sales growth and profitability may be adversely affected.

         Gross profit as a percentage of net sales increased to 45.0% and 45.5% for the six and three months ended June 30, 2001, compared to 44.3% and 44.5% for the corresponding period in the prior year. This increase is primarily related to changes in our sales mix, as well as benefits from various cost savings initiatives.

         Research and development expenses as a percentage of net sales increased to 5.6% for the six and three month periods ended June 30, 2001, compared to 5.2% for the corresponding periods in the prior year.

         Selling, general and administrative expenses as a percentage of net sales decreased to 26.4% and 25.4% for the six and three months ended June 30, 2001, compared to 27.3% and 26.2% for the corresponding periods in the prior year in part due to the lower distribution costs associated with the changes in our sales mix.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization, other charges (income), net and non-recurring costs) increased 14% to $70.7 million, or 13.0% of net sales, for the six months ended June 30, 2001, compared to $62.3 million, or 11.8% of net sales, for the corresponding period in the prior year. Adjusted Operating Income was $40.4 million, or 14.5% of net sales, for the three months ended June 30, 2001, compared to $35.2 million, or 13.1% of net sales, for the corresponding period in the prior year. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity.

         Interest expense decreased to $9.3 million and $4.6 million for the six and three month periods ended June 30, 2001, compared to $10.4 million and $5.0 million for the corresponding periods in the prior year. The decrease was principally due to reduced debt levels.

         Other charges (income), net of $15.3 million for the six and three months ended June 30, 2001 compared to other charges (income), net of $0.6 million and $(0.1) million for the corresponding periods in the prior year. The 2001 amount includes a charge of $15.2 million ($14.6 million after tax) primarily associated with headcount reductions and manufacturing transfers.

         The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate before the charge associated with headcount reductions and manufacturing transfers for the six and three month periods ended June 30, 2001 was approximately 35%.

         Net earnings were $35.8 million and $21.3 million for the six and three month periods ended June 30, 2001 before the previously mentioned charge associated with headcount reductions and manufacturing transfers, compared to net earnings of $29.7 million and $17.9 during the comparable periods in 2000.

Liquidity and Capital Resources

         At June 30, 2001, our consolidated debt, net of cash, was $227.2 million. We had borrowings of $231.8 million under our credit agreement and $18.6 million under various other arrangements as of June 30, 2001. Of our credit agreement borrowings, approximately $108.0 million was borrowed as term loans scheduled to mature in 2004 and $123.8 million was borrowed under our multi-currency revolving credit facility. At June 30, 2001, we had $283.9 million of availability remaining under our revolving credit facility.

         At June 30, 2001, approximately $124.3 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $126.1 million at

June 30, 2001. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

         Under the credit agreement, amounts outstanding under the term loans are payable in quarterly installments. In addition, the credit agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The credit agreement imposes certain restrictions on us and our subsidiaries, including restrictions and limitations on the ability to pay dividends to our shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. We must also comply with certain financial covenants. The credit agreement is guaranteed by certain of our subsidiaries.

         Cash provided by operating activities totaled $29.7 million for the six months ended June 30, 2001. In the six months ended June 30, 2000, cash provided by operating activities totaled $28.3 million.

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

European Economic and Monetary Union

         We have recognized the introduction of the euro as a significant event with potential implications for existing operations. Currently, we operate in all of the participating countries in the European Monetary Union (the "EMU"). We expect nonparticipating European Union countries, where we also have operations, may eventually join the EMU.

         We have committed resources to ensure we are prepared for the introduction of the euro. We were euro compliant within our accounting and business systems by the end of 1999 and expect to be compliant within our other business assets prior to the introduction of the euro bills and coins. Compliance in participating and nonparticipating countries will be achieved primarily through upgraded systems, which were previously planned to be upgraded. We do not currently expect to experience any significant operational disruptions or to incur any significant costs, including any currency risk, which could materially affect our liquidity or capital resources.

         We are reviewing our pricing strategy throughout Europe due to the increased price transparency created by the euro. We do not believe that the effect of these adjustments will be material.

         The statements set forth herein concerning the introduction of the euro which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with our euro programs and the timeframe in which we plan to complete euro modifications are based upon management's best estimates. These estimates were derived from internal assessments and assumptions of future events. There can be no guarantee that any estimates or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001 and also provides new criteria for recognizing acquired intangible assets separately from goodwill. SFAS 142, effective for fiscal years beginning after December 15, 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment under SFAS 142 upon initial adoption of the Statement and on an annual basis going forward. In addition, any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. We have not yet fully assessed the impact of adopting these Statements on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of June 30, 2001, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.   Not applicable

Item 2.  Changes in Security.   Not applicable

Item 3.  Defaults Upon Senior Securities.   Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Mettler-Toledo International Inc. annual meeting of stockholders was held on May 11, 2001. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors of the Company as previously reported to the Commission, and the ratification of the appointment of the Company's independent auditors.

         As of March 16, 2001, the record date for the annual meeting, there were 39,681,119 shares of Mettler-Toledo International Inc. common stock entitled to vote at the meeting. The holders of 32,742,119 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

                                                          Withheld

Matter                                         For     or Against      Abstained
------                                         ---     ----------      ---------

Election of Directors

      Robert F. Spoerry                 32,648,893         93,226
      Philip Caldwell                   32,713,599         28,520
      John T. Dickson                   32,705,419         36,700
      Reginald H. Jones                 32,712,896         29,223
      John D. Macomber                  32,717,928         24,191
      George M. Milne                   32,720,628         21,491
      Thomas P. Salice                  32,720,545         21,574
Appointment of Independent Auditors

                                        32,720,897         15,586          5,636


Item 5.  Other information.   Not applicable

Item 6.  Exhibits and Reports on Form 8-K.   Not applicable

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                               Mettler-Toledo International Inc.

Date: August 15, 2001                          By:  /s/  William P. Donnelly
                                                    ------------------------

                                                    William P. Donnelly
                                                    Vice President and
                                                    Chief Financial Officer