Form 10-Q
period 2001-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2001-11-14
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, OR

|_|      TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
         SECURITIES  EXCHANGE  ACT OF 1934 FOR THE  TRANSITION  PERIOD FROM
                        TO
         --------------   -------------------

Commission File Number 1-13595

                     Mettler-Toledo International Inc.
             ------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                              13-3668641
        -------------------------             -------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

      Im Langacher, P.O. Box MT-100
    CH 8606 Greifensee, Switzerland
        -------------------------             -------------------------
(Address of principal executive offices)              (Zip Code)


                               41-1-944-22-11
                       -----------------------------
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

The Registrant had 40,157,813 shares of Common Stock outstanding at September 30, 2001.

                     METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                   Page No.
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Unaudited Interim Consolidated Financial Statements:
  Interim Consolidated Balance Sheets as of September 30, 2001         3
  and December 31, 2000

  Interim Consolidated Statements of Operations for the nine           4
  months ended September 30, 2001 and 2000

  Interim Consolidated Statements of Operations for the three          5
  months ended September 30, 2001 and 2000

  Interim Consolidated Statements of Shareholders' Equity              6
  for the nine months ended September 30, 2001 and 2000

  Interim Consolidated Statements of Cash Flows for the nine           7
  months ended September 30, 2001 and 2000

  Notes to the Interim Consolidated Financial Statements               8

Item 2.  Management's Discussion and Analysis of Financial             14
Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    20

Part II.  OTHER INFORMATION                                            20

Item 1.  Legal Proceedings                                             20

Item 2.  Changes in Security                                           20

Item 3.  Default upon Senior Securities                                20

Item 4.  Submission of Matters to a Vote of Security Holders           20

Item 5.  Other Information                                             20

Item 6.  Exhibits and Reports on Form 8-K                              20

Signature                                                              21

                       Part I. FINANCIAL INFORMATION
Item 1.  Financial Statements


                     METTLER-TOLEDO INTERNATIONAL INC.

                    INTERIM CONSOLIDATED BALANCE SHEETS
               As of September 30, 2001 and December 31, 2000
                   (In thousands, except per share data)

                                                September 30,  December 31,
                                                     2001          2000
                                                     ----          ----
                                                 (unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents                         $24,708        $21,725
  Trade accounts receivable, net                    218,550        212,570
  Inventories, net                                  144,799        141,677
  Other current assets and prepaid expenses          43,753         47,367
                                                  ----------     ----------
      Total current assets                          431,810        423,339
Property, plant and equipment, net                  193,270        199,388
Excess of cost over net assets acquired, net        235,255        228,035
Other assets                                         43,575         36,820
                                                  ----------     ----------

      Total assets                                 $903,910       $887,582
                                                  ==========     ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                            $59,142        $80,513
  Accrued and other liabilities                     112,021         97,575
  Accrued compensation and related items             46,744         51,968
  Taxes payable                                      77,569         68,537
  Short-term borrowings and current
    maturities of long-term debt                     49,974         50,560
                                                  ----------     ----------
      Total current liabilities                     345,450        349,153
Long-term debt                                      201,094        237,807
Non-current deferred taxes                           24,750         25,939
Other non-current liabilities                       100,474         95,843
                                                  ----------     ----------
      Total liabilities                             671,768        708,742

Shareholders' equity:
  Preferred  stock,  $0.01  par  value per
    share;  authorized 10,000,000 shares                  -              -
  Common stock, $0.01 par value per share;
    authorized 125,000,000 shares;
    issued 40,157,813 shares at
    September 30, 2001 and 39,372,873 shares
    at December 31, 2000                                401            393
  Additional paid-in capital                        304,301        294,558
  Accumulated deficit                               (26,743)       (68,307)
  Accumulated other comprehensive loss              (45,817)       (47,804)
                                                  ----------     ----------
      Total shareholders' equity                    232,142        178,840
Commitments and contingencies                     ----------     ----------
      Total liabilities and shareholders' equity   $903,910       $887,582
                                                  ==========     ==========


        The accompanying notes are an integral part of these interim consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.

               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
               Nine months ended September 30, 2001 and 2000
                   (In thousands, except per share data)


                                                                                 September 30  September 30
                                                                                     2001           2000
                                                                                     ----           ----
                                                                                  (unaudited)    (unaudited)

Net sales                                                                           $829,741       $797,677
Cost of sales                                                                        453,558        443,166
                                                                                   ----------    -----------
     Gross profit                                                                    376,183        354,511

Research and development                                                              46,480         41,375
Selling, general and administrative                                                  220,097        216,698
Amortization                                                                           9,706          8,403
Interest expense                                                                      13,402         15,212
Other charges, net                                                                    15,294            847
                                                                                   ----------    -----------
     Earnings before taxes and minority interest                                      71,204         71,976
Provision for taxes                                                                   29,640         25,195
Minority interest                                                                          -           (38)
                                                                                   ----------    -----------
     Net earnings                                                                    $41,564        $46,819
                                                                                   ==========    ===========

Basic earnings per common share:
     Net earnings                                                                      $1.04          $1.21
     Weighted average number of common shares                                     39,995,729     38,739,547

Diluted earnings per common share:
     Net earnings                                                                      $0.98          $1.11
     Weighted average number of common shares                                     42,491,493     42,032,434


        The accompanying notes are an integral part of these interim consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.

               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
               Three months ended September 30, 2001 and 2000
                   (In thousands, except per share data)


                                                                                 September 30  September 30
                                                                                     2001           2000
                                                                                     ----           ----
                                                                                  (unaudited)    (unaudited)

Net sales                                                                           $285,064       $270,003
Cost of sales                                                                        154,040        149,319
                                                                                   ----------     ----------
     Gross profit                                                                    131,024        120,684

Research and development                                                              16,170         14,093
Selling, general and administrative                                                   75,973         72,460
Amortization                                                                           3,469          2,785
Interest expense                                                                       4,056          4,813
Other charges (income), net                                                              (4)            220
                                                                                   ----------     ----------
     Earnings before taxes and minority interest                                      31,360         26,313
Provision for taxes                                                                   10,976          9,216
Minority interest                                                                          -           (37)
                                                                                   ----------     ----------
     Net earnings                                                                    $20,384        $17,134
                                                                                   ==========     ==========

Basic earnings per common share:
     Net earnings                                                                      $0.51          $0.44
     Weighted average number of common shares                                     40,157,813     38,753,185

Diluted earnings per common share:
     Net earnings                                                                      $0.48          $0.41
     Weighted average number of common shares                                     42,463,944     42,198,943


        The accompanying notes are an integral part of these interim consolidated financial statements.


                     METTLER-TOLEDO INTERNATIONAL INC.

          INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               Nine months ended September 30, 2001 and 2000
                   (In thousands, except per share data)
                                (unaudited)



                                                                                                Accumulated
                                        Common Stock           Additional                          Other
                                         All Classes             Paid-in        Accumulated    Comprehensive
                               --------------------------------
                                 Shares          Amount           Capital        Deficit            Loss          Total
                                 ------          ------           -------        -------            ----          -----
Balance at December 31, 2000     39,372,873         $393         $294,558       $(68,307)         $(47,804)      $178,840
Exercise of stock options           784,940            8            9,743                                           9,751
Comprehensive income:
    Net earnings                                                                   41,564                          41,564
    Fair value of cash-flow
        hedging instruments                                                                         (3,094)       (3,094)
    Change in currency
        translation adjustment                                                                        5,081         5,081
                                                                                                                 ----------
Comprehensive income                                                                                               43,551
                               ------------     ----------      -----------     -----------     ------------     ----------
Balance at September 30, 2001    40,157,813         $401         $304,301       $(26,743)        $(45,817)       $232,142
                               ============     ==========      ===========     ===========     ============     ==========

Balance at December 31, 1999     38,674,768         $386         $288,092       $(138,426)        $(38,037)      $112,015
Exercise of stock options            78,417            1              853               -                 -           854
Comprehensive income:
    Net earnings                          -            -                -          46,819                 -        46,819
    Change in currency
        translation adjustment            -            -                -               -          (14,102)      (14,102)
                                                                                                                 ----------
Comprehensive income                                                                                               32,717
                               ------------     ----------      -----------     -----------     ------------     ----------
Balance at September 30, 2000    38,753,185         $387         $288,945       $(91,607)        $(52,139)       $145,586
                               ============     ==========      ===========     ===========     ============     ==========


        The accompanying notes are an integral part of these interim consolidated financial statements.


                     METTLER-TOLEDO INTERNATIONAL INC.

               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
               Nine months ended September 30, 2001 and 2000
                               (In thousands)


                                                                               September 30,   September 30,
                                                                                    2001           2000
                                                                               -------------   -------------
                                                                                (unaudited)     (unaudited)

Cash flow from operating activities:
     Net earnings                                                                   $41,564         $46,819
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                16,898          16,011
         Amortization                                                                 9,706           8,403
         Other                                                                        (575)           (197)
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                             (8,393)        (10,060)
         Inventories                                                                (3,876)        (13,193)
         Other current assets                                                       (4,762)         (4,417)
         Trade accounts payable                                                    (21,680)        (19,152)
         Accruals and other liabilities, net (a)                                     28,096          13,623
                                                                                  ----------      ----------
           Net cash provided by operating activities                                 56,978          37,837
                                                                                  ----------      ----------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                              2,856             635
     Purchase of property, plant and equipment                                     (21,761)        (18,317)
     Acquisitions, net of seller financing (b)                                      (7,856)        (18,170)
                                                                                  ----------      ----------
           Net cash used in investing activities                                   (26,761)        (35,852)
                                                                                  ----------      ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                        53,072          46,203
     Repayments of borrowings                                                      (89,173)        (50,111)
     Proceeds from issuance of common stock                                           9,751             854
                                                                                  ----------      ----------
           Net cash used in financing activities                                   (26,350)         (3,054)
                                                                                  ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                          (884)           (427)
                                                                                  ----------      ----------

Net increase (decrease) in cash and cash equivalents                                  2,983         (1,496)

Cash and cash equivalents:
     Beginning of period                                                            $21,725         $17,179
                                                                                  ----------      ----------
     End of period                                                                  $24,708         $15,683
                                                                                  ==========      ==========


(a) Accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $8.4 million in 2001 and $4.5 million in 2000.
(b) Amounts paid for acquisitions including seller financing and assumed debt retained by sellers were $15.4 million in 2001.


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

         The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2001 and for the nine and three month periods ended September 30, 2001 and 2000 should be read in conjunction with the December 31, 2000 and 1999 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

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

         Inventories consisted of the following at September 30, 2001 and December 31, 2000:


                                         September 30,        December 31,
                                             2001                 2000
                                          -------------      -------------

      Raw materials and parts               $70,650            $67,379
      Work in progress                       31,067             37,289
      Finished goods                         44,300             38,148
                                          -------------      -------------
                                            146,017            142,816
      LIFO reserve                          (1,219)            (1,139)
                                          -------------      -------------
                                           $144,798           $141,677
                                          =============      =============


EARNINGS PER COMMON SHARE

         As described in Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 4,329,372 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the nine and three month periods ended September 30, 2001 and 2000, respectively.


                                     September 30,           September 30,
                                         2001                    2000
                                   ----------------        ----------------

     Nine months ended                2,495,764               3,292,887
     Three months ended               2,306,131               3,445,758

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

         As discussed more fully in Note 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company reduces its exposure to changes in interest rates through the use of interest rate swap and cap agreements. The fair value of outstanding interest rate swap and cap agreements that are effective cash flow hedges at September 30, 2001 is included in the Company's Consolidated Statement of Shareholders' Equity. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.



4.       OTHER CHARGES (INCOME), NET

         Other charges (income), net consists primarily of foreign currency transactions, interest income, and charges related to the Company's cost-reduction programs.

         As part of its efforts to reduce costs, the Company recorded a charge of $15.2 million ($14.6 million after tax) during the nine months ended September 30, 2001, associated primarily with headcount reductions and manufacturing transfers. The charge comprised severance, write-downs of impaired assets to be disposed and other exit costs. The Company expects to involuntarily terminate approximately 350 employees and to substantially complete the manufacturing transfers by the end of 2001.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (Continued)
                   (In thousands unless otherwise stated)


4.       OTHER CHARGES (INCOME), NET (Continued)

         A roll-forward of the Company's accrual for restructuring activities follows:

For the nine months ended                        Employee         Asset          Lease
September 30, 2001                                related      write-downs    termination   Other     Total
------------------                                -------      -----------    -----------   -----     -----
                                                    (a)           (b)            (c)         (d)

Beginning of period                               $   2,141      $       -    $    779     $   60    $ 2,980
Restructuring expense                                 8,848          4,721         464      1,163     15,196
Cash payments                                       (5,468)              -       (132)      (548)    (6,148)
Increase in retirement benefit obligation           (2,114)              -           -          -    (2,114)
Non-cash write-downs of impaired assets                   -        (4,721)           -          -    (4,721)
Impact of foreign currency                             (16)              -           -          -       (16)
                                                 ----------     ----------    --------     ------   --------
End of period                                     $   3,391      $  -         $  1,111     $  675    $ 5,177
                                                 ==========     ==========    ========     ======   ========


(a) Employee related costs include severance and early retirement costs for 350 employees, of which 201 had been terminated as of September 30, 2001. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. Operations. The remaining employee terminations and related cash outflows are expected to be substantially complete by the end of 2001.

     The increase in the Company's retirement benefit obligation represents enhanced early retirement benefits provided to terminated employees.

(b) The asset impairments primarily relate to plant and equipment, and production component disposals resulting from the exit of certain manufacturing facilities. Fair value of these assets was determined on the basis of their net realizable value on disposal. Substantially all of the impaired assets were physically disposed as of September 30, 2001.

(c) Lease termination costs primarily relate to the early termination of leases on vacated property.

(d) Other costs include expenses associated with equipment dismantling and disposal and other exit costs.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (Continued)
                   (In thousands unless otherwise stated)



5.       SEGMENT REPORTING

         The Company has five reportable segments: Principal U.S.
Operations, Principal Central European Operations, Swiss R&D and
Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments for the nine month period ended September 30:



                                                 Principal Central  Swiss R&D  Other Western                Eliminations
                                  Principal U.S.     European        and Mfg.     European                      and
     September 30, 2001            Operations       Operations      Operations   Operations    Other (a)    Corporate(b)     Total
     ------------------            ----------       ----------      ----------   ----------    ---------    ------------     -----

Net sales to external customers...  $266,446         $137,292       $ 19,126      $191,424     $215,454       $     -      $829,742
Net sales to other segments.......    23,008           42,487        106,837        32,501      108,994       (313,827)           -
                                    --------         --------       --------      --------     --------       --------     --------
Total net sales...................  $289,454         $179,779       $125,963      $223,925     $324,448      $(313,827)    $829,742
                                    ========         ========       ========      ========     ========       ========     ========

Adjusted operating income.........  $ 17,490         $ 20,742       $ 26,763      $ 16,285     $ 31,311       $ (2,986)    $109,605




                                                 Principal Central  Swiss R&D  Other Western                Eliminations
                                  Principal U.S.     European        and Mfg.     European                     and
     September 30, 2000            Operations       Operations      Operations   Operations    Other (a)    Corporate(b)     Total
     ------------------            ----------       ----------      ----------   ----------    ---------    ------------     -----

Net sales to external customers... $271,219          $131,256       $ 20,787       $185,506     $188,909     $       -     $797,677
Net sales to other segments.......   30,638            37,840        104,460         30,722       86,719      (290,379)           -
                                   --------          --------       --------       --------     --------     ----------    --------
Total net sales................... $301,857          $169,096       $125,247       $216,228     $275,628     $(290,379)    $797,677
                                   ========          ========       ========       ========     ========     ==========    ========

Adjusted operating income......... $ 31,412          $ 14,816       $ 25,636       $ 12,184     $ 18,695     $  (6,305)    $ 96,438


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

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (Continued)
                   (In thousands unless otherwise stated)



5.       SEGMENT REPORTING (Continued)

         A reconciliation of adjusted operating income to earnings before taxes and minority interest for the nine month period ended September 30 follows:

                                                September 30,      September 30,
                                                    2001                2000
                                                ------------       ------------
Adjusted operating income....................    $109,606            $96,438
Amortization.................................       9,706              8,403
Interest expense.............................      13,402             15,212
Other charges, net...........................      15,294 (a)            847
                                                ---------           --------
Earnings before taxes and minority interest..    $ 71,204            $71,976
                                                =========           ========

(a) Includes a charge of $15.2 million, which comprises severance, asset write-downs and other costs, primarily related to headcount reductions and manufacturing transfers.



6.       SUBSEQUENT EVENTS

         In October 2001, the Company announced that it had entered into a definitive agreement with Rainin Instrument Company Inc., a Massachusetts corporation, and Mr Kenneth Rainin, to acquire all of the issued and outstanding membership units of Rainin Instrument, LLC, a Delaware limited liability company for a cash purchase price of $147,892,038 plus 3,388,132 shares of the Company's common stock, plus an additional contingent payment, if any, of up to $60,000,000. Up to half of any additional contingent payment may be paid in shares of the Company's common stock and the remainder will be paid in cash. The acquisition is subject to certain customary closing conditions including receipt of antitrust and other regulatory approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

GENERAL

         Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the nine and three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

RESULTS OF OPERATIONS

         Net sales were $829.7 million and $285.1 million for the nine and three month periods ended September 30, 2001 compared to $797.7 million and $270.0 million for the corresponding periods in the prior year. This represents increases of 7% in local currencies for both the nine and three month periods. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the nine and three month periods increased 4% and 6%, respectively.

         Net sales by geographic customer location were as follows: Net sales in Europe increased 10% in local currencies during both the nine and three month periods ended September 30, 2001 versus the corresponding periods in the prior year, principally due to strong results in our retail product lines related to the upcoming introduction of the euro currency. Net sales in local currencies during the nine and three month periods in the Americas increased 2% and 1% respectively as compared to the corresponding periods in 2000. Net sales in local currencies during the nine-month period in Asia and other markets increased 17%, while net sales in local currencies in the three-month period increased 22%, compared to the same periods in the prior year. The results of our business in Asia and other markets during the three-month period ending September 30, 2001 reflect strong performance in China and Japan, offset primarily by results in other markets.

         Net sales growth in the Americas was lower than Europe and Asia and other markets primarily due to a deterioration in economic conditions. To the extent that economic conditions significantly deteriorate in the Americas or other parts of the world, our sales growth and profitability may be adversely affected.

          Net sales in 2001 benefited from acquisitions. The operating results of acquisitions would have had the effect of increasing our net sales by an additional $9.6 million and $3.4 million for the nine and three month periods respectively, in 2000 representing approximately 1% of 2001 sales for each period.

         Gross profit as a percentage of net sales was 45.3% and 46.0% for the nine and three month periods ended September 30, 2001, compared to 44.4% and 44.7% for the comparable periods in the prior year. This increase is primarily related to changes in our sales mix, as well as benefits from various cost saving initiatives.

         Research and development expenses as a percentage of net sales were 5.6% and 5.7% respectively for the nine and three month periods ended September 30, 2001, compared to 5.2% for the corresponding periods in the prior year.

         Selling, general and administrative expenses as a percentage of net sales decreased to 26.5% and 26.7% for the nine and three months ended September 30, 2001, compared to 27.2% and 26.8% for the corresponding periods in the prior year in part due to the lower distribution costs associated with the changes in our sales mix.

         Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization, other charges, net and non-recurring costs) increased 14% to $109.6 million, or 13.2% of net sales, for the nine months ended September 30, 2001, compared to $96.4 million, or 12.1% of net sales, for the corresponding period in the prior year. Adjusted Operating Income was $38.9 million, or 13.6% of net sales, for the three months ended September 30, 2001, compared to $34.1 million, or 12.6% of net sales, for the corresponding period in the prior year. The increased operating margin reflects the benefits of higher sales levels and our continuous efforts to improve productivity. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

         Interest expense decreased to $13.4 million and $4.1 million for the nine and three month periods ended September 30, 2001, compared to $15.2 million and $4.8 million for the corresponding periods in the prior year. The decrease was principally due to reduced debt levels.

         Other charges, net of $15.3 million and $0.0 million for the nine and three months ended September 30, 2001 compared to other charges, net of $0.8 million and $0.2 million for the corresponding periods in the prior year. The 2001 nine month amount includes a charge of $15.2 million ($14.6 million after tax) primarily associated with headcount reductions and manufacturing transfers.

         The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the nine and three month periods ended September 30, 2001 was approximately 35%.

         Net earnings were $56.2 million and $20.4 million for the nine and three month periods ended September 30, 2001, before the previously mentioned charge associated with headcount reductions and manufacturing transfers, compared to net earnings of $46.8 million and $17.1 million during the comparable periods in 2000.

ACQUISITIONS

         In October 2001, we announced that we had entered into a definitive agreement with Rainin Instrument Company Inc., a Massachusetts corporation, and Mr Kenneth Rainin, to acquire all of the issued and outstanding membership units of Rainin Instrument, LLC, a Delaware limited liability company for a cash purchase price of $147,892,038 plus 3,388,132 shares of the Company's common stock, plus an additional contingent payment, if any, of up to $60,000,000. Up to half of any additional contingent payment may be paid in shares of the Company's common stock and the remainder will be paid in cash. The acquisition is subject to certain customary closing conditions including receipt of antitrust and other regulatory approvals.

         Since the time of its buy-out in 1996, the Company has recorded charges in 1996, 1997 and 1998 for purchased research and development for products that were being developed that had not established technological feasibility as of the date of the acquisition and, if unsuccessful, had no alternative future use in research and development activities or otherwise. These research and development projects related to several projects at the Company at the time of its buy-out, Safeline metal detection projects and Bohdan Automation. These purchased research and development projects have been completed, and there have been no material differences between actual and projected results. Assumptions taken at the time of these acquisitions continue to appear reasonable based upon actual results, and in no cases have there been significant shortfalls to the Company's original projections.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, our consolidated debt, net of cash, was $226.4 million. We had borrowings of $226.7 million under our credit agreement and $24.3 million under various other arrangements as of September 30, 2001. Of our credit agreement borrowings, approximately $103.8 million was borrowed as term loans scheduled to mature in 2004 and $122.9 million was borrowed under our multi-currency revolving credit facility. At September 30, 2001, we had $277.9 million of availability remaining under our revolving credit facility.

         At September 30, 2001, approximately $163.0 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $88.0 million at September 30, 2001. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

         Cash provided by operating activities totaled $57.0 million for the nine months ended September 30, 2001. In the nine months ended September 30, 2000, cash provided by operating activities totaled $37.8 million.

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

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

         Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. In recent years, the Swiss franc and other European currencies have generally moved in a consistent manner versus the U.S. dollar. Therefore, because the two effects previously described have offset each other, our operating profits have not been materially affected by movements in the U.S. dollar exchange rate versus European currencies. However, there can be no assurance that these currencies will continue to move in a consistent manner in the future. We estimate that a one per cent strengthening of the Swiss franc against the euro from the exchange rate as at September 30, 2001 would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2001, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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


                                   Mettler-Toledo International Inc.

Date: November 14, 2001            By:  /s/  William P. Donnelly
                                        ------------------------

                                     William P. Donnelly
                                     Vice President and
                                     Chief Financial Officer