Form 10-K
period 2001-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2002-03-04
CIK 1037646

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                --------------------------------------------

                                 FORM 10-K
(MARK ONE)
|X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                     OR
|_|                TRANSITION REPORT PURSUANT TO SECTION
                       13 OR 15(D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934 [NO FEE
                    REQUIRED] FOR THE TRANSITION PERIOD
                          FROM _______ TO _______
                       COMMISSION FILE NUMBER 0-22493
                --------------------------------------------

                     METTLER-TOLEDO INTERNATIONAL INC.
           (Exact name of registrant as specified in its charter)

               DELAWARE                               13-3668641
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                  IM LANGACHER
                P.O. BOX MT-100
        CH 8606 GREIFENSEE, SWITZERLAND                  ----------
    (Address of principal executive offices)             (Zip Code)

                             011-41-1-944-2211
            (Registrant's telephone number, including area code)
               --------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
         Title of each class                   on which registered
         -------------------                   --------------------
     Common Stock, $.01 par value            New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: NONE

               --------------------------------------------

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

     As of February 22, 2002 there were 44,161,792 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the New York Stock Exchange on that day) was approximately $2.019 billion. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE

                 DOCUMENT                          PART OF FORM 10-K
                 --------                       INTO WHICH INCORPORATED
         PROXY STATEMENT FOR 2002               -----------------------
      ANNUAL MEETING OF STOCKHOLDERS                   PART III

                     METTLER-TOLEDO INTERNATIONAL INC.

                         ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                          PAGE
PART I

ITEM 1.        BUSINESS.....................................................1

ITEM 2.        PROPERTIES...................................................23

ITEM 3.        LEGAL PROCEEDINGS............................................24

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........24

SUPPLEMENTAL   EXECUTIVE OFFICERS OF THE REGISTRANT.........................24

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS..................................25

ITEM 6.        SELECTED FINANCIAL DATA......................................26

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..........................28

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK..................................................40

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................40

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE..........................40

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........41

ITEM 11.       EXECUTIVE COMPENSATION.......................................43

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT...............................................44

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............44

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K..................................................44

SIGNATURES     .............................................................45

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

     We use the following registered and unregistered trademarks, which are found in this Report: AIRWEIGH, APPLIED SYSTEMS, ASI, AVS, AX, BERGER, BERGER INSTRUMENTS, BOHDAN, CARGOSCAN, DELTARANGE, DIGITOL, FORMWEIGH, FREEWEIGH, FTIR, JAGUAR, JAGXTREME, LABMAX, LUTRANA, MENTOR SC, METTLER, METTLER-TOLEDO, MT-SHOP, MULTIMAX, MULTIRANGE, MYRIAD, OHAUS, OPRA, RAININ, RONDO, SAFELINE, SERVICEXXL, SPIDER, TESTUT, TESTUT-LUTRANA, THORNTON, TRIMWEIGH , TRUCKMATE, UNICORN, VIKING, VIPER, WINBRIDGE AND X-MATEPRO.

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


                                   PART I

Item 1.  BUSINESS

OVERVIEW

     Mettler-Toledo is a leading global supplier of precision instruments. We are the world's largest manufacturer of weighing instruments for use in laboratory, industrial and food retailing applications. We also hold top-three market positions in several related analytical instruments, and are a leading provider of automated chemistry systems used in drug and chemical compound discovery and development. In addition, we are the world's largest manufacturer and marketer of metal detection and other end-of-line inspection systems used in production and packaging. We also derive a competitive advantage from our application-oriented software, which processes the data captured by our instruments and integrates it into customers' information technology systems.

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

COMPETITIVE STRENGTHS

     We believe our franchise has a number of competitive strengths, which allow us to compete successfully in high value-added segments:

o Worldwide Market Leadership Positions. We believe that we have a leading position in each of our markets, and at least 80% of our product sales are from products that are the global leaders in their segment. In the weighing instruments market, we are the only company to offer products for laboratory, industrial and food retailing applications globally and we believe that we hold a market share more than twice that of our nearest competitor. We believe that in 2001 we had approximately 50% of the global market for laboratory balances, including the largest market share in each of Europe, the United States and Asia (excluding Japan), and the number two position in Japan. In the industrial and food retailing markets, we believe we have the largest market share in Europe and the United States. In Asia, we have a substantial industrial and food retailing business which has gained market share in recent years. This business is supported by our established manufacturing presence in China. In addition to our weighing franchise, most of our other sales come from product lines where we hold a top-three global position.

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

o Global Sales and Service. We have the only global sales and service organization among weighing instruments manufacturers, and one of the largest of any precision instrument company. We believe that this capability is a major competitive advantage. At December 31, 2001, this organization consisted of more than 4,200 employees organized into locally based, customer-focused groups that provide prompt service and support to our customers and distributors in virtually all major markets around the world. The local focus of our sales and service organization enables us to provide timely, responsive support to our customers worldwide and provides feedback for manufacturing and product development. When we survey our current and potential customers on their needs, they often name service as the most important criteria for choosing their instrument suppliers. In addition, we believe there is a trend in many of our customer segments to outsource service activities, which provides us a growth opportunity for the future.

o Largest Installed Base. We believe that we have the largest installed base of weighing instruments in the world. From this installed base, we obtain service contracts that provide a strong, stable source of recurring service revenue. Service revenue represented approximately 21% of net sales in 2001, of which almost half was derived solely from service contracts and repairs with the remainder derived from the sale of spare parts and software support. We believe that our installed base of instruments represents a competitive advantage with respect to repeat purchases and purchases of other instruments we offer, because customers tend to remain with their existing suppliers. In addition, switching to a new instrument supplier entails additional costs to the customer for training, spare parts, service and systems integration requirements. Close relationships and frequent contact with our broad customer base also provide us with sales leads and new product and application ideas.

o Geographical, Product and Customer Diversification. Our revenue base is diversified by geographic region, product range and customer. Many different industries, including pharmaceuticals, food processing, food retailing and chemicals, cosmetics and logistics utilize our broad product range. We supply customers all over the world, and our largest single customer accounted for no more than 3% of net sales in 2001. Our diverse revenue base reduces our exposure to regional or industry-specific economic conditions, and our presence in many different geographic markets, product markets and industries enhances our attractiveness as a supplier to multinational customers. In 2001, our sales were $1.148 billion. Of this total 44% came from Europe, 43% from North and South America and 13% from Asia and other countries. For additional information regarding our segment disclosure, see Note 15 to our audited consolidated financial statements.

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

     We continue to execute the business strategies that we outlined at the time of our buy-out in 1996, which are described below. The successful implementation of these strategies has allowed us to achieve a compound annual sales growth rate in local currencies of 10% since 1996, and to improve our Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) from $57.8 million (6.8% of net sales) for 1996 to $165.1 million (14.4% of net sales) for 2001. Earnings per share increased from $0.14 in 1996 (pro forma for our buy-out) to $2.02 in 2001 before non-recurring items. Non-recurring items in 2001 comprised a $14.6 million charge net of tax associated primarily with headcount reductions and manufacturing transfers. In addition, our ratio of net debt to EBITDA decreased from 4.6 in 1996 to 1.8 in 2001 and our interest coverage increased from 2.3 to 11.4 during the same period. EBITDA represents Adjusted Operating Income plus depreciation. We believe that Adjusted Operating Income, earnings per share before non-recurring charges and EBITDA provide important financial information in measuring and comparing our operating performance. Adjusted Operating Income, earnings per share before non-recurring charges and EBITDA are not intended to represent operating income under U.S. GAAP and should not be considered as alternatives to GAAP earnings (loss) as a measure of financial performance or to GAAP cash flow as a measure of liquidity.

     Our key growth strategies are as follows:

     Expanding Our Technology Leadership. We attribute a significant portion of our recent margin improvement to our research and development efforts. We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested approximately $178 million in research and development, and R&D spending in local currency has grown an average of 14% over this period. While we expect R&D spending to generally grow faster than sales, we do not expect it to continue to grow at this rate of growth. Our research and development efforts fall into two categories:

     o technology advancements, which increase the value of our products. These may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means; and

     o cost reductions, which reduce the manufacturing cost of our products through better overall design.

     Our research and development efforts have contributed to a pipeline of innovative and new products, significant reductions in product costs and reduced time to market for our new products. Examples of recent product introductions include:

     o the MultiMaxIR, performs real-time in-situ FTIR reaction monitoring and analysis directly in multiple vessels in a parallel synthesis system, which enhances automated process R&D by allowing chemists to analyze a wide range of organic chemistry;

     o Optimizer (being launched in 2002), a modular process development software platform, which uses an array at lab reactor vessels for performing multiple chemical reactions simultaneously;

     o X-matePro, a portable measuring instrument in our process analytics business, which has interchangeable sensor modules that make it capable of measuring up to ten different parameters at programmable time intervals;

     o the Unicorn family of products, our second-generation PC-based network retail solution, including weighing and labeling solutions for prepacking applications, networked counter scales and perishable goods data management software; these solutions are easily integrated into local networks and are designed for maximum flexibility, and can be customized for country-specific promotions, unique user habits, and differing preferences in data requirements;

     o the Viper line of compact bench scales using MonoBloc technology, which offer high resolution and accuracy for rugged industrial environments;

     o Rondo 60, a configurable titrator that enables titration of up to 60 samples without any user interaction, featuring a built in keypad, removable sample racks, an automated rinsing system and an optical beaker-recognition system, and its smaller sibling, the Rondolino, for up to 9 samples;

     o The AX64004 comparator, the first commercially available mass comparator with a continuous weighing range of up to 64 kg and a resolution of 0.1 mg.; and

     o Airweigh, a high-performance checkweigher that weighs as many as 900 packages per minute, has an easy-to-use graphical user interface, and stores individual product setups for fast and easy product changeover.

     Increasing our Market Share and Capitalizing on Opportunities in Developed Markets. We recognize that to be a successful company, we must not only develop excellent solutions, but we must market and distribute them effectively - more effectively than our competitors. We view the key elements of our sales and service strategy as follows:

     o We utilize what we believe are the most sophisticated marketing and sales techniques in our industry. These techniques include the development and utilization of marketing databases. We develop these databases to better understand the full potential of our market by customer, location, industry, instrument and related application. We then utilize this data to more efficiently direct our field resources and complement our direct and distributor sales forces with targeted mailing and telemarketing campaigns to more fully exploit our market's potential. The transparency of the marketplace created through these databases allows us to more effectively identify penetration opportunities among customers and non-customers. We have seen this strategy take hold as evidenced by significant market share gains in certain targeted segments such as pharmaceutical and biotech.

     o With our developing E-commerce project, we plan to create a configurable Internet portal which will allow customers, channel partners and suppliers to customize the information presented to them and to interact with us in the way they choose. Over time, we will develop a knowledge base which will allow us to gain deeper insight into our customers' patterns of behavior and give us better market transparency. From this, we will be able to refine our marketing efforts, gain quicker market penetration with new products and services, and ultimately reduce our marketing costs.

     o Our service capabilities stretch across the globe and include around-the-clock availability of well-trained technicians, which is highly valued by our customers. We believe that no other competitor has our capabilities and that our service capabilities are a critical success factor for us. Our value-added services encompass maintenance, calibration, traceability of weights, certification, asset management, software upgrades, data integration and training. Service XXL, which we recently expanded worldwide, is a comprehensive suite of services covering regulatory compliance for design, manufacture, installation, operation and maintenance of our customers' instruments.

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

     To date our emerging market expansion has primarily focused on Asia, and we grew by approximately 18 percent in that part of the world in 2001. In Asia (excluding Japan), we are the market leader in laboratory weighing instruments and have a substantial industrial and food retailing business that has gained market share in recent years. For instance, we have two profitable operations in China: a facility that manufactures and sells industrial and food retailing products and a facility that manufactures and distributes laboratory products. We also have direct marketing organizations in Taiwan, Korea, Hong Kong, Singapore, India, Thailand, Malaysia and Eastern Europe. Beyond Asia, we are also expanding our sales and service presence in Latin America and other emerging markets.

     China represents a significant opportunity for us. Product introductions and local market strength enabled our Chinese businesses to post another year of double-digit sales growth in 2001. Over the past two years, we have more than doubled the percentage of products we manufacture in China. We want to continue leveraging our Chinese manufacturing and R&D as a platform for low-end products, which are necessary to increase our penetration of emerging markets. At the same time, we supply these products to complementary channels in North America and Europe. For example, in the near future we plan to launch Viking, a global balance targeted for the entry-level user - one who is cost-conscious but who demands high quality. Using the platform designed for this technology, over the next 12 months, we will introduce a series of entry-level balances with wide-ranging resolutions to fully cover this market segment.

     Pursuing Selected Acquisition Opportunities. Acquisitions are an integral part of our growth strategy. We believe that we have a powerful acquisition platform in the instrument industry. Our acquisitions leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We are interested in pursuing acquisitions which have strong strategic fit - for example, companies with complementary products that will benefit from our brand name and global distribution channels, and companies with solutions we can combine with our own technologies to create overall better solutions for our customers. In addition, our acquisitions should anchor more of our business in faster-growing markets. We are particularly attracted to the following end markets:

     o Life Sciences. The impact of scientific developments, including the human genome project, is fundamentally changing the pharmaceutical industry and its need for automation. In recent years, we have acquired a variety of companies in the field of life sciences including Bohdan, ASI, Berger, and Rainin. We offer these companies the infrastructure to expand globally and take advantage of the Mettler-Toledo brand name. Rainin Instrument is the leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications. A premier company with a strong growth rate and excellent operating margins, Rainin broadens our market-leading offering of instruments and solutions to the life sciences market.

     o Process Analytics. Our pharmaceutical and biotech customers need to comply with increasing quality standards. At the same time, they are seeking in-line control instruments to improve their yields. In December 2000 we acquired Thornton, a leader in pure and ultra-pure industrial water monitoring instrumentation used in semi-conductor, micro-electronics, pharmaceutical and biotech applications. Their conductivity technology and know-how are complementary to our strength in pH and oxygen measurements. With a broader technology offering, we are better able to serve our expanded customer base.

     o Packaging Control Systems. Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems. We are the world's leading provider of metal detectors and checkweighers, which, when combined with our application-specific software packages, provide food and drug packaging lines an integrated solution to check the quality and quantity of their packages. In 2000, we acquired AVS, which allowed us to add x-ray-based vision technology to our offering.

     o Transportation and Logistics. The effects of globalization, the move to just-in-time processes, and e-commerce are all causing our customers to invest in our weighing and dimensioning solutions. Our customers are the major express carriers, freight forwarders, third-party logistic entities and warehousing and distribution companies. We are currently the leading supplier of automatic identification and data capture solutions which incorporate weighing and dimensioning technology to optimize the shipment and tracking of packages worldwide. In 2000, we announced that we would acquire full ownership of our Cargoscan subsidiary, the premier provider of dimensioning technology.

     These are not the only opportunities and end markets we are focusing on. We are also alert for opportunities to expand our solution scope, particularly by adding more application-specific software, and to consolidate fragmented markets or expand geographically. Finally, once we have made these acquisitions, we will continue to invest in them in order to realize and expand the value they offer.

     Re-engineering and Cost Savings. We have improved our profitability in recent years partly through a series of initiatives aimed at reducing our cost structure. We plan to undertake similar initiatives in the future with the goal of further improving our operating margins. These initiatives include:

     o Continuing to leverage our Chinese manufacturing and R&D as a platform for low-end products, which are necessary to increase our penetration of emerging markets. We are also transferring production of many of our low-end products from Europe and North America to China - the most recent example being our Ohaus electronic laboratory balances and our shipping scales. We now have almost 700 employees in China, including approximately 110 R&D professionals.

     o The first wave of our procurement initiative, launched in 1999, has brought us substantial cost savings. Our global procurement initiative aims to reduce our supplier base to a select group of high-quality suppliers from all parts of the world. By doing so, we believe we can ensure maximum cost effectiveness and improve the quality of our product and processes. We are well into the second phase of this initiative and expect to continue to improve operating margins through a more effective procurement effort over the coming years.

     o Opportunities in our service business. We have approximately 2,000 employees worldwide engaged in service. We have instituted a four-phase services cost-productivity plan, which we expect to enhance operating margin profit over its three-year implementation, by exploiting available technology and best practices.

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

INSTRUMENTS AND SOLUTIONS

LABORATORY INSTRUMENTS

     Laboratory Balances. The balance is the most common piece of equipment in the laboratory. We believe that we sell the highest performance laboratory balances available on the market, with weighing ranges from one ten-millionth of a gram up to 32 kilograms. Our brand name is so well recognized that laboratory balances are often generically referred to as "Mettlers." The Mettler-Toledo name is identified worldwide with accuracy, reliability and innovation. In our judgment, this reputation constitutes one of our principal competitive strengths.

     To meet our customer needs, we seek to connect and integrate our instruments to customers' information management systems. Many of our instruments operate on standard PC platforms and operating systems.

     To cover a wide range of customer needs and price points, we market laboratory balances in three principal product tiers offering different levels of functionality. In certain markets, we now also offer a fourth level of basic balances. High-end balances provide maximum automation of calibration, application support and additional functions. Mid-level balances provide a more limited but still extensive set of automated features and software applications. Basic level balances provide simple operations and a limited feature set. We also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights. Due to the wide range of functions and features offered by our products, prices vary significantly. A typical mid-range precision balance is priced at approximately $2,500 and a typical microbalance is priced at approximately $14,000.

     In addition to Mettler-Toledo branded products, we also manufacture and sell balances under the brand name "Ohaus." Ohaus branded products include mechanical balances and electronic balances for the educational market and other markets in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service.

     Pipettes. Pipettes are used for measuring and dispensing small volumes of liquids in laboratories. They are among the most widely used instruments in the rapidly growing life science market. In late 2001, we acquired Rainin Instrument, a premier provider of pipetting solutions. Rainin invented electronic pipettes in 1984 and holds more than 20 patents on ergonomically advanced electronic and manual pipettes. Based in Emeryville, California, Rainin develops, manufactures and distributes advanced pipettes, tips and accessories, including single- and multi-channel manual and electronic pipettes. Rainin's principal end markets are pharmaceutical, biotech and medical research. A typical manual single-channel pipette is priced at approximately $245, and manual multichannel pipettes are priced from $495 to $695 depending on the number of channels and volume range. A typical electronic single-channel pipette is priced at approximately $395, and electronic multichannel pipettes are priced from $795 to $995 depending on the number of channels and volume range.

     Titrators. Titrators measure the chemical composition of samples. Our high-end titrators are multi-tasking models, which can perform two determinations simultaneously on multiple vessels. Titrators are often used in integrated systems. They permit high sample throughputs and have extensive expansion capability and flexibility in calculations, functions and parameters. Most models, including those in the lower-range, permit common determinations to be stored in a database for frequent use. Titrators are used heavily in the food and beverage industry. Titrators are priced between $5,000 and $15,000, with a typical titrator being priced at approximately $12,000. Multi-module systems range up to $30,000.

     To enhance efficiency, we recently introduced a revolutionary series of titration automators that eliminate the manual aspects of preparing samples, cleaning electrodes, removing titrated solutions, recording data and much more. Their capabilities range from automating small-batch titrations up to the first plug and play automation of Karl Fischer titration, which determines the water content of substances.

     LabX, our recently launched PC-based enterprise software suite, manages and analyzes the data titrators generate. Based on the Windows 2000 global standard, LabX provides full network capability; has efficient, intuitive protocols; and enables customers to comply with the U.S. Food and Drug Administration's traceability requirements for electronically stored data. Soon, LabX will also be available for other instruments including our balances and pH meters.

     Thermal Analysis Systems. Thermal analysis systems measure materials properties as a function of temperature, such as weight, dimension, energy flow and viscoelastic properties. Our thermal analysis products include full computer integration and a significant amount of proprietary software. Thermal analysis systems are used in nearly every industry, but primarily in the plastics and polymer industries and increasingly in the pharmaceutical industry. A typical thermal analysis system with one measuring module is priced at approximately $50,000. Prices for multi-module systems range up to $200,000.

     Other Analytical Instruments. The pH meters we offer measure acidity in laboratory samples, and are the second most widely used measurement instruments in the laboratory, after the balance. Data collected from our pH meters can be downloaded to a computer or printer using an interface kit and custom software. We sell density and refractometry instruments, which measure chemical concentrations in solutions. These instruments are sourced through a marketing arrangement with a third-party manufacturer, but are sold under the Mettler-Toledo brand name. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture.

DRUG DISCOVERY SOLUTIONS (AUTOCHEM)

     Our pharmaceutical and biotechnology customers are all too aware of the time and costs involved in drug research and development. The mission of our drug discovery group is to provide our customers with integrated solutions that enable chemists to increase their productivity and accelerate the drug discovery process.

     The number of drug targets and potential lead compounds has increased significantly as a result of combinatorial chemistry techniques, high-throughput screening methods and the initial findings of the human genome project. The increasing number of targets and compounds has created severe bottlenecks in the drug discovery process. We believe that our portfolio of integrated technologies can bring significant efficiencies to the drug discovery process, enabling our customers to create larger numbers of higher quality candidate compounds and bring them to market faster.

     Our current drug discovery solution offering is focused on key aspects of the lead identification, lead optimization, and process development phases of the drug R&D process. Our overall value proposition is to speed up these phases by offering systems which perform the many tasks which a chemist has to perform, in parallel and fully automated. Within our drug discovery group, the Discovery team focuses on lead identification and optimization, and the Reaction Engineering team focuses on process research and development.

     Discovery. The Discovery business offers the following solutions to combinatorial and medicinal chemists working on lead identification and optimization:

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

     o the ALLEX automated liquid/liquid extraction system for cleaning up synthesis products

     o Berger's supercritical fluid chromatographs, which are capable of analyzing and purifying synthesis products in a fraction of the time of conventional HPLC instruments, and

     o the FlexiWeigh automated solids dispensing system, which eliminates the bottleneck from manually handling powder-like substances.

     Reaction Engineering. Our Reaction Engineering business offers products to help speed up process research and development as well as product development and scale-up. Automatic lab reactors and reaction calorimeters simulate chemical manufacturing processes in the laboratory. Customers use the simulation tests before proceeding to production, in order to test the safety and feasibility of new processes. Our products are fully computer-integrated, with comprehensive data analysis software.

     o Optimizer (a new product being launched in 2002) is a modular process development software platform, which includes an array of lab reactor vessels for performing multiple chemical reactions simultaneously. These can be integrated with real-time analytical techniques to allow customers to run multiple investigations simultaneously

     o the Multimax and Labmax automated laboratory reactors, with four and one separately-controlled reactors respectively, which are used in process optimization to find the precise reaction parameters to make larger quantities of the drug candidate

     o the RC-1, which combines a laboratory reactor with calorimetry and is used to ensure the process is economical as well as safe as the manufactured quantities are scaled up

     o the React-IR 4000 in-situ infrared analyzer, which can be used with the laboratory reactors to monitor the chemistry in real-time

     o React-IR MP and Process-IR, which are hardened infrared analyzers used in scale-up applications and production, and

     o Lasentec computer-controlled laser probes for real-time crystallization monitoring, which helps pharmaceutical scientists to monitor and optimize the formation of solid drug products during the production process.

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

PROCESS ANALYTICS

     Our process analytics business provides instruments for the in-line measurement of liquid parameters in the production process of pharmaceutical and biotech companies. In the ongoing quest to improve product quality and production efficiency, manufacturers are adopting sensor technologies for in-line process control. Our process analytics business is the leading supplier of pH and oxygen measurement instruments used in bio-pharmaceutical manufacturing, and is well positioned to accelerate its growth in this market. In late 2000 we expanded our technology offering in process analytics to include Thornton's conductivity technology and know-how in determining water purity.

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

     We have supplemented our broad product offering through products jointly specified and developed by our Chinese and American operations. The high quality, timely delivery, and full range of capabilities we get from our Chinese operations allow us to match our manufacturing resources to the needs of the various brands and channels we manage in a wide range of geographies.

     Our development efforts continue to be focused on understanding "customer drivers" - those strategic issues that cause a customer to make a buying decision. By aligning our solutions to those drivers, we can meet our customers' expectations and continue to grow within this key business segment.

     Industrial Terminals. Our latest industrial scale terminal is the JagXtreme, which is our fastest, most powerful scale terminal ever. It harnesses the power and flexibility of the internet to help integrate and control information, equipment management, and automation in manufacturing processes. The JagXtreme terminal is two and a half times faster than our industry-leading Jaguar terminal - but it works like a Jaguar terminal so there is little training time required. It allows users to download programs or access setup data from across the plant - or across the globe. The JagXtreme terminal can also maximize up time by dispatching emails when the unit needs service - and minimize down time through predictive rather than reactive maintenance. The JagXtreme terminal can serve up data across the web through an internet browser. It also provides users with the tools to design their own user interface. We continued JagXtreme's global introduction throughout 2001. For the fifth year in a row, the readers of "Control" magazine recognized our Jaguar and JagXtreme as their choice for best in the Weighing System/Load Cell category by a margin of two to one over the next supplier. JagXtreme's preventative and predictive maintenance capabilities continue to set the standard for remote diagnostics within a weighing terminal. Prices for industrial weighing terminals vary significantly based on functionality of the application, generally ranging from $500 to $10,000.

     Transportation / Shipping and Logistics. Companies are increasingly conducting business across geographic boundaries, and transportation/logistics suppliers are instrumental in supporting those efforts. Speed is also critical, as evidenced by the growth in e-commerce and just-in-time methods. Customers are seeking solutions to speed throughput, lower costs, increase revenue and ensure first-rate service to their own customers. We are addressing those needs as the leading global supplier of automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies. With these solutions, companies such as FedEx can measure the weight and cubic volume of packages for appropriate billing, logistics and quality control. Our solutions also integrate into information systems that allow customers to track the progress of packages via the Internet. Prices for integrated dimensioning/weighing systems range from $5,000 to $20,000.

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

     Our partnership with DHL Worldwide Express illustrates the advantages we bring. Covering much of DHL's extensive network in 220 countries and territories around the world, we deliver beginning-to-end services - making DHL's assets as efficient as they can be within each location. That includes product consultation, installation, local governmental certification, preventative maintenance and responsive emergency service. We learn each location's processes thoroughly, then design a solution that meets DHL's globally defined quality standards yet is flexible for local requirements.

     Vehicle Scale Systems. Our primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter or leave a factory or at a toll station). Our vehicle scales, such as the DigiTol TRUCKMATE, generally have digital load cells, which offer significant advantages in serviceability over analog load cells. Heavy industrial scales are capable of measuring weights up to 500 tons either statically or, in some cases, in-motion, and permit accurate weighing under extreme environmental conditions. We also offer advanced computer software, such as WinBridge and our newest offering, OverDrive, that can be used with our heavy industrial scales to facilitate a broad range of customer solutions. Our WinBridge and OverDrive software provides a complete system for managing vehicle transaction processing. Vehicle scale prices generally range from $20,000 to $50,000.

PACKAGING CONTROL SYSTEMS

     Dynamic Checkweighers. We are the world's leading provider of metal detectors, checkweighers and x-ray visioning, which, when combined with our application-specific software packages, provide food and drug packaging lines an integrated solution to check the quality and quantity of their packages. We offer solutions to checkweighing requirements in the food processing, pharmaceutical, chemicals and cosmetic industries, where customers are required to accurately measure portions for packaging. We also offer checkweighing solutions to the transportation and package delivery industries, where tariffs are levied based on weight. Recently, we added automated combination weighing to our offering, which allows customers to fill or sort discrete food items accurately and quickly, thereby enhancing yield and productivity.

     Customizable software applications utilize the information generated by checkweighing hardware to find production flaws, packaging and labeling errors and nonuniform products, as well as to sort rejects and record the results. We recently unveiled a new generation of Freeweigh.net, our widely-used statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers' enterprise resource planning and/or process control systems. Our checkweighing equipment and software can accurately determine weight in dynamic applications at speeds of up to several hundred units per minute. Checkweighers generally range in price from $8,000 to $40,000.

     End-of-line Inspection Solutions. Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems. As the leading global provider in end-of-line metal detection, we help ensure the quality of package contents; and our X-ray technology checks for non-metallic contamination. These high throughput solutions incorporate sensor technologies and software to assist customers in fulfilling validation requirements and in improving their quality and yield. Metal detectors provide manufacturers with vital protection against metal contamination arising from their own production processes or from using contaminated raw materials. Metal detectors are most commonly used with X-ray-based vision inspection and checkweighers as components of integrated packaging lines in the food processing, pharmaceutical and other industries. Prices for metal detection systems generally range from $5,000 to $20,000.

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

     Our OPRA retail scale, a key element of our perishable goods management solution, is the first Internet-enabled weighing instrument in the industry. OPRA enables customers to remotely manage pricing, run promotions, support frequent-shopper programs, download software, manage inventory and more. Our equipment can also accommodate required dual-currency displays and, through its Internet capabilities, can automatically adjust for conversion to the euro. Backroom products include dynamic weighing products, labeling and wrapping machines, perishable goods management and data processing systems. In some countries in Europe, we also sell slicing and mincing equipment. Prices for food retailing scales generally range from $500 to $5,000, but are often sold as part of comprehensive weighing solutions.

     Our innovative Unicorn products are a single-platform, PC-based solution for the management of perishable goods that can be configured for global needs, yet still adapted to local differences. The Unicorn family of products includes weighing and labeling solutions for prepacking applications, networked counter scales and perishable goods data management software. It is a genuinely global product, providing flexibility, modularity and identical hardware and software platforms everywhere.

     Unicorn's principal benefit is its connectivity. Through intranets and the Internet, our customers can, on a global basis, seamlessly communicate with central back-offices - maximizing inventory-management efficiency, updating pricing and adding or eliminating products and remotely manage online servicing.

     Unicorn is designed for optimum flexibility in adapting to local differences. Easily integrated into local networks, its platform can be customized for country-specific promotions, unique user habits, differing preferences in data requirements and more. With Unicorn, we leverage our global investments in R&D, manufacturing, and sales and service training. It is the solutions platform on which we will continue to profitably grow our leading global position in retail.


CUSTOMERS AND DISTRIBUTION

     Our business is geographically diversified, with sales in 2001 derived 44% from Europe, 43% from North and South America and 13% from Asia and other countries. Our customer base is also diversified by industry and by individual customer. Our largest single customer accounted for no more than 3% of 2001 net sales.

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

     We have the only global sales and service organization among weighing instruments manufacturers. At December 31, 2001, our sales and services group consisted of more than 4,200 employees in sales, marketing and customer service (including related administration) and after-sales technical service. This field organization has the capability to provide service and support to our customers and distributors in virtually all major markets across the globe.

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

     In addition, we use the information gained through visits to our sites to make our marketing messages even more relevant to customers. This includes employing one-to-one marketing techniques.

SERVICE

     We believe service capabilities are a critical success factor in our business. Through our own dedicated service technicians, we provide contract and repair services in all countries in which our products are sold. This global service network also is an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world, and our contract and repair services generate significant revenues. In 2001, service (representing service contracts, repairs, software support and replacement parts) accounted for approximately 21% of our total net sales.

     Beyond revenue opportunities, service is a key part of our product offering and helps significantly in generating repeat sales. The close relationships and frequent contact with our large customer base provides us with sales opportunities and innovative product and application ideas. Our sales organization works closely with customers to define the optimal services bundle. Our service team recently expanded worldwide ServiceXXL, our comprehensive suite of services covering regulatory compliance for design, manufacture, installation, operation and maintenance of customers' instruments.

     Our service contracts provide for these value-added services, as well as for repair services, within various guaranteed response times, depending on the level of service selected. Contracts are generally one year in length, but may be longer. If the service contract also includes products of other manufacturers, we will generally perform calibration, testing and basic repairs directly, and contract out more significant repair work. As application software becomes more complex, our service efforts increasingly include installation and customer training programs as well as product service.

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

RESEARCH AND DEVELOPMENT

     We attribute a significant portion of our recent margin improvement to our research and development efforts. We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested more than $178 million in research and development. In 2001, we spent approximately 5.6% of net sales on research and development. Our research and development efforts fall into two categories:

     o technology advancements, which increase the value of our products. These may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means, and

     o cost reductions, which reduce the manufacturing cost of our products through better overall design.

     We have devoted an increasing proportion of our research and development budget to software development. This includes application-specific software, as well as software utilized in sensor mechanisms, displays and other common components, which can be leveraged across our broad product lines.

     We closely integrate research and development with marketing, manufacturing and product engineering. We have over 750 professionals in research and development and product engineering. As part of our research and development activities, we have frequent contact with university experts, industry professionals and the governmental agencies responsible for weights and measures, analytical instruments and metal detectors. In addition, our in-house development is complemented by technology and product development alliances with customers and original equipment manufacturers.

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

EMPLOYEES

     As of December 31, 2001, we had approximately 8,500 employees throughout the world, including approximately 4,400 in Europe, 2,900 in North and South America, and 1,200 in Asia and other countries. We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.

     In certain of our facilities, we have a flexible workforce environment, in which hours vary depending on the workload. This flexible working environment enhances employees' involvement, thus increasing productivity. It also improves efficient payroll management by permitting us to adjust staffing to match workload to a greater degree without changing the size of the overall workforce.

INTELLECTUAL PROPERTY

     We hold approximately 1,500 patents and trademarks, primarily in the United States, Switzerland, Germany, the United Kingdom, France, Japan and China. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents and some of which are not. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.

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

     We, or in some cases the former owner of Toledo Scale, have been named a potentially responsible party under CERCLA or analogous state statutes at the following third-party owned sites with respect to the alleged disposal at the sites by Toledo Scale during the period before we owned it:
Granville Solvents Site, Granville, Ohio; Aqua-Tech Environmental, Inc. Site, Greer, South Carolina; and Seaboard Chemical Company Site, Jamestown, North Carolina. Pursuant to the terms of the stock purchase agreement between us and the former owner of Toledo Scale, the former owner is obligated to indemnify us for various environmental liabilities. To date, with respect to each of the foregoing sites, the former owner has undertaken the defense and indemnification of Toledo Scale. In addition, our subsidiary, Hi-Speed Checkweigher, is subject to an Administrative Consent Order ("ACO") from the New Jersey Department of Environmental Protection that provides for the remediation of the former GEI site in Landing, New Jersey. However, under the terms of the stock purchase agreement between GEI and Hi-Speed, GEI assumed all responsibility for the ACO. To date, GEI has performed and paid for the action required by the ACO. Based on currently available information and given our contractual rights of indemnification, we believe that the costs associated with the investigation and remediation of these sites will not have a material adverse effect on our financial condition or results of operations.

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

HISTORY

     Mettler-Toledo International Inc. was incorporated as a Delaware Corporation in December 1991 and was recapitalized in connection with the October 15, 1996 acquisition of the Mettler-Toledo group of companies from Ciba-Geigy. In the acquisition, we paid cash consideration of approximately SFr 505.0 million (approximately $402.0 million at October 15, 1996), including dividends of approximately SFr 109.4 million (approximately $87.1 million at October 15, 1996), paid approximately $185.0 million to settle amounts due to Ciba-Geigy and its affiliates and incurred expenses in connection with the acquisition and related financing of approximately $29.0 million. We financed the acquisition primarily with (i) borrowings under a credit agreement in the amount of $307.0 million, (ii) the issuance of $135.0 million of senior subordinated notes and (iii) an equity contribution of $190.0 million primarily from AEA Investors Inc., its shareholder-investors and our executive officers and other employees. Following the completion of our initial public offering in November 1997, management, employees and Company-sponsored benefit funds held approximately 18% of the Company's shares on a fully diluted basis.

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

     In November 2001, we acquired Rainin Instrument, the leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications for $294.2 million, of which approximately one-half was paid in cash and one-half in shares of common stock.


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

LOCATION                                                   OWNED/LEASED
--------                                                   ------------
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

Americas:
   Columbus, Ohio.........................                  Leased
   Worthington, Ohio......................                   Owned
   Oakland, California ...................                  Leased
   Spartanburg, South Carolina............                   Owned
   Ithaca, New York.......................                   Owned
   Woburn, Massachusetts..................                  Leased
   Millersville, Maryland.................                  Leased
   Tampa, Florida.........................                  Leased
   Vernon Hills, Illinois.................                  Leased

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

SUPPLEMENTAL    EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part III, Item 10 of this annual report on Form 10-K for information about Executive Officers of the Registrant.

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

                                          COMMON STOCK
                                           PRICE RANGE
                                          ------------
                                 HIGH                     LOW
                                 ----                     ---
2001
    Fourth Quarter            $51.98                    $39.98
    Third Quarter             $49.20                    $37.00
    Second Quarter            $52.20                    $37.95
    First Quarter             $53.92                    $36.50

2000
    Fourth Quarter            $56.00                    $39.50
    Third Quarter             $48.81                    $37.75
    Second Quarter            $45.75                    $30.00
    First Quarter             $44.50                    $31.81



HOLDERS

     At February 22, 2002 there were 246 holders of record of common stock and 44,161,792 shares of common stock outstanding. The number of holders of record excludes beneficial owners of common stock held in street name.



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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected historical financial information set forth below at December 31 and for the years then ended is derived from our consolidated financial statements. The financial information presented below, in thousands except per share data, was prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

                                                           2001           2000            1999            1998          1997
                                                     ------------   ------------    ------------   ------------   ---------------
STATEMENT OF OPERATIONS DATA:
  Net sales ......................................   $  1,148,022   $  1,095,547    $  1,065,473   $    935,658   $    878,415
  Cost of sales ..................................        619,140        600,185         585,007(a)     520,190        493,480(c)
                                                     ------------   ------------    ------------   ------------   ------------
  Gross profit ...................................        528,882        495,362         480,466        415,468        384,935
  Research and development .......................         64,627         56,334          57,393         48,977         47,551
  Selling, general and administrative ............        299,191        296,187         300,389        265,511        260,397
  Amortization ...................................         14,114         11,564          10,359          7,634          6,222
  Purchased research and development .............           --             --              --            9,976(b)      29,959(d)
  Interest expense ...............................         17,162         20,034          21,980         22,638         35,924
  Other charges, net (f) .........................         15,354          2,638          10,468          1,197         10,834
  Earnings (loss) before taxes, minority             ------------   ------------    ------------   ------------   ------------
    interest and extraordinary items..............        118,434        108,605          79,877         59,535         (5,952)
  Provision for taxes ............................         46,170         38,510          31,398         20,999         17,489
  Minority interest ..............................           --              (24)            378            911            468
                                                     ------------   ------------    ------------   ------------   ------------
  Earnings (loss) before extraordinary items......         72,264         70,119          48,101         37,625        (23,909)
  Extraordinary items - debt extinguishments                 --             --              --             --          (41,197)(e)
                                                     ------------   ------------    ------------   ------------   ------------
  Net earnings (loss) ............................   $     72,264   $     70,119    $     48,101   $     37,625   $    (65,106)
                                                     ============   ============    ============   ============   ============

  Basic earnings (loss) per common share:
    Net earnings (loss) before
      extraordinary items.........................   $       1.78   $       1.80    $       1.25   $       0.98   $      (0.76)
    Extraordinary items ..........................           --             --              --             --            (1.30)
                                                     ------------   ------------    ------------   ------------   ------------
    Net earnings (loss) ..........................   $       1.78   $       1.80    $       1.25   $       0.98   $      (2.06)
                                                     ============   ============    ============   ============   =============

    Weighted average number of common shares......     40,609,716     38,897,879      38,518,084     38,357,079      31,617,071

  Diluted earnings (loss) per common share:
    Net earnings (loss) before extraordinary
      items.......................................   $       1.68   $       1.66    $       1.16   $       0.92   $       (0.76)
    Extraordinary items ..........................           --             --              --             --             (1.30)
                                                     ------------   ------------    -------------  ------------   --------------
    Net earnings (loss) ..........................   $       1.68   $       1.66    $       1.16   $       0.92   $       (2.06)
                                                     ============   ============    ============   ============   ==============

    Weighted average number of common shares......     42,978,895     42,141,548      41,295,757     40,682,211      31,617,071

BALANCE SHEET DATA (AT END OF PERIOD):
  Cash and cash equivalents ......................   $     27,721        $21,725         $17,179        $21,191         23,566
  Working capital ................................        106,689        103,021          81,470         90,042         79,163
  Total assets ...................................      1,189,412        887,582         820,973        820,441        749,313
  Long-term debt .................................        309,479        237,807         249,721        340,246        340,334
  Other non-current liabilities (g) ..............        119,108         95,843         100,334        103,201         91,011
  Shareholders' equity ...........................        388,184        178,840         112,015         53,835         25,399

                                                                                                       (Footnotes on next page)

(Footnotes from previous page)
--------------------------

(a) In connection with acquisitions in 1999, including the acquisition of the Testut-Lutrana group, we allocated $998 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1999.
(b) In connection with the Bohdan acquisition, we allocated $9,976 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Bohdan acquisition.
(c) In connection with the Safeline acquisition, we allocated $2,054 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1997.
(d) In connection with the Safeline acquisition, we allocated $29,959 of the purchase price to purchased research and development in process. This amount was recorded as an expense immediately following the Safeline acquisition.
(e) Represents charges for the write-off of capitalized debt issuance fees and related expenses associated with our previous credit facilities. The amount also includes the prepayment premium on the senior subordinated notes which were repurchased and the write-off of the related capitalized debt issuance fees.
(f) Other charges, net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. The 2001 amount also includes a charge of $15,196 primarily related to headcount reductions and manufacturing transfers. The 2000 amount includes a charge of $1,425 related to the close-down and consolidation of operations. The 1999 amount includes a gain on an asset sale of approximately $3,100, a charge of $8,007 to transfer production lines from the Americas to China and Europe and the closure of facilities and losses of approximately $4,100 in connection with the exit from our glass batching business based in Belgium. For the years ended December 31, 1999 and 1998, the amount shown also includes $825 and $650, respectively, of expenses incurred on behalf of certain selling shareholders in connection with secondary offerings. For the year ended December 31, 1997, the amount shown includes a restructuring charge of $6,300 to consolidate three facilities in North America.
(g) Consists primarily of obligations under various pension plans and plans that provide postretirement medical benefits. See Note 11 to the audited consolidated financial statements included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements.

OVERVIEW

     We operate a global business, with net sales that are diversified by geographic region, product range and customer. We hold leading positions worldwide in many of our markets and attribute this leadership to several factors, including the strength of our brand name and reputation, our comprehensive solution offering, the quality of our global sales and service network, our continued investment in product development, our pursuit of technology leadership and our focus on capitalizing on opportunities in developed and emerging markets. While all of our businesses have significant strategic links in terms of technology or customer base, we have a geographically diverse business that serves customers in relatively healthy and stable end markets, including the pharmaceutical, biotech and food industries.

     Our financial information is presented in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

     Net sales in local currency increased 7% in 2001, 9% in 2000, and 16% in 1999. The strengthening of the U.S. dollar versus our major trading currencies reduced U.S. dollar-reported sales growth in each year. Net sales in U.S. dollars increased 5% in 2001, 3% in 2000, and 14% in 1999. In 2001, we had local currency sales growth of 10% in Europe, 1% in the Americas and 18% in Asia and other markets.

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

     Acquisitions are also an integral part of our growth strategy. Our acquisitions leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We are particularly attracted to acquisitions that leverage these attributes or increase our solutions capability (for example, software acquisitions). In addition, we continue to focus on the following end markets: drug discovery, process analytics, food and drug packaging and transportation and logistics.

     We increased our Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and non-recurring costs) as a percentage of net sales from 11.6% in 1999 to 14.4% in 2001. This improved performance was achieved while we continued to invest in product development and in our distribution and manufacturing infrastructure. We believe that a significant portion of the increase in our Adjusted Operating Income resulted from our strategy to reduce costs, re-engineer our operations and focus on the highest value-added segments of the markets in which we compete. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

RECENT ACQUISITIONS

     We have completed several acquisitions in the last few years, including the following:

     In November 2001, we acquired Rainin Instrument, LLC, based in California, USA. Rainin is the leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications. Rainin has a market leadership position in North America, a truly differentiating technology and a broad patent portfolio in areas like electronic pipetting, ergonomic designs for pipettes and tip designs. This acquisition further broadens our offering of instruments and solutions to the life sciences market and positions us to bring greater value to our customers. Assuming we acquired Rainin as of the beginning of 2001, the acquisition would have added additional sales of approximately $65 million, Adjusted Operating Income of approximately $20 million, and diluted earnings per share of negative $0.01 per share on a pro forma basis.

     In 2000, we acquired Thornton Inc. based in Massachusetts, USA. Thornton is the leader in pure and ultra-pure industrial water monitoring instrumentation used in semi-conductor, micro-electronics, pharmaceutical, and biotech applications. We believe the acquisition of Thornton is an excellent strategic move to expand our process analytics business and gain access to new markets. Its conductivity technology and know-how are complementary to our strength in pH and oxygen measurements. With a broader technology offering, we are better able to serve our expanded customer base.

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

     In 1999, we also signed an agreement to convert our 60% subsidiary in Changzhou, China, into a legal structure that provides us with full control. Through this change in ownership, we are able to fully leverage this low-cost manufacturing base for international markets. This move underscores our strategic commitment to Asia and our belief in the fundamental growth factors for the region.

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

COST REDUCTION PROGRAMS

     As further described in Note 13 to our Consolidated Financial Statements, as part of our efforts to reduce costs, we recorded a charge in 2001 of $15.2 million associated primarily with headcount reductions and manufacturing transfers. In 2000, we recorded a charge of $1.4 million related to the close-down and consolidation of operations. In light of our intention to continue to develop China as a low-cost manufacturing resource and to seek other manufacturing cost-saving opportunities, we also recorded a charge of $8.0 million in 1999 associated with the transfer of production lines from the Americas to China and Europe and the closure of facilities. These charges relate primarily to severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets, and are expected to be completed during the first quarter of 2002. During 1999, we also exited our glass batching business based in Belgium. In this respect, we incurred losses of $4.1 million during 1999 primarily for severance and other costs of exiting this business. We completed our exit of the glass batching business by the end of 1999.

     As part of our ongoing cost saving programs, we have launched an initiative to improve our procurement of materials and services. The initiative is intended to eliminate price differences between units, leverage potential opportunities to increase buying power, and establish worldwide sourcing arrangements. We estimate that we are currently receiving annualized savings of between $10 to $14 million from this project.

RESULTS OF OPERATIONS

     The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 (amounts in thousands).

                                                        2001            2000           1999 (a)
                                                        ----            ----           --------

Net sales..............................            $1,148,022       $1,095,547       $1,065,473
Cost of sales..........................               619,140          600,185          585,007
                                                   ----------       ----------       ----------
Gross profit...........................               528,882          495,362          480,466
Research and development...............                64,627           56,334           57,393
Selling, general and administrative....               299,191          296,187          300,389
Amortization...........................                14,114           11,564           10,359
Interest expense.......................                17,162           20,034           21,980
Other charges, net (b).................                15,354            2,638           10,468
                                                   ----------       ----------       ----------
Earnings before taxes and minority interest        $  118,434       $  108,605       $   79,877
                                                  ===========       ==========       ==========
Adjusted Operating Income (c)..........            $  165,064       $  142,841       $  123,682
                                                  ===========       ==========       ==========

(a) In connection with acquisitions in 1999, including the acquisition of the Testut-Lutrana group, we allocated $998 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1999.

(b) Other charges, net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. The 2001 amount also includes a charge of $15,196 related primarily to headcount reductions and manufacturing transfers. The 2000 amount includes a charge of $1,425 related to the close-down and consolidation of operations. The 1999 amount includes a gain on an asset sale of approximately $3,100, a charge of $8,007 to transfer production lines from the Americas to China and Europe and the closure of facilities and losses of approximately $4,100 in connection with the exit from our glass batching business based in Belgium. For the year ended December 31, 1999, the amount shown also includes $825 of expenses incurred on behalf of certain selling shareholders in connection with our secondary offering in 1999.

(c) Adjusted Operating Income is defined as operating income (gross profit less research and development and selling, general and administrative expenses) before amortization and non-recurring costs. Non-recurring costs that have been excluded are the costs set forth in Note (a) above. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our operating performance.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales were $1,148.0 million for the year ended December 31, 2001, compared to $1,095.5 million in the prior year. This reflected an increase of 7% in local currencies during 2001. Results for 2001 were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during 2001 increased 5%.

     Net sales by geographic customer location were as follows: Net sales in Europe increased 10% in local currencies during 2001 versus the prior year principally due to strong results in our retail product lines related to the introduction of the euro currency, offset in part by a weakening in our industrial product lines during the second half of the year. Net sales in local currencies during 2001 in the Americas increased 1%. Net sales in Asia and other markets increased 18% in local currencies during 2001. The results of our business in Asia and other markets during 2001 reflect particularly strong sales performance in China and Japan.

     Net sales growth in the Americas was lower than Europe and Asia and other markets primarily due to a deterioration in economic conditions. To the extent that economic conditions significantly deteriorate in the Americas or other parts of the world, our sales growth and profitability may be adversely affected.

     As previously mentioned, we acquired Rainin Instrument in November 2001. Assuming we had acquired Rainin at the beginning of 2000, the acquisition would have added approximately $65 million of sales to both 2000 and 2001 on a pro forma basis. In total, acquisitions added approximately 2% to 2001 sales growth.

     Gross profit as a percentage of net sales was 46.1% for 2001 and 45.2% for 2000. This increase is primarily related to benefits from various cost saving initiatives.

     Research and development expenses as a percentage of net sales were 5.6% for 2001, compared to 5.1% for the prior year. We continue to make significant investments in research and development, which increased 16% in local currencies in 2001.

     Selling, general and administrative expenses as a percentage of net sales decreased to 26.1% for 2001, compared to 27.1% for the prior year, in part due to lower distribution costs associated with changes in our sales mix.

     Adjusted Operating Income increased 16% to $165.1 million, or 14.4% of net sales, for 2001, compared to $142.8 million, or 13.0% of net sales, for the prior year. The increased operating profit reflected the benefits of higher sales levels and our continuous efforts to improve productivity. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

     Interest expense decreased to $17.2 million for 2001, compared to $20.0 million for the prior year. The decrease was principally due to reduced debt levels throughout the year.

     Other charges, net were $15.4 million for 2001, compared to other charges, net of $2.6 million for the prior year. The 2001 amount includes a charge of $15.2 million ($14.6 million after tax) primarily associated with headcount reductions and manufacturing transfers. The 2000 amount includes a charge of $1.4 million related to the close-down and consolidation of operations.

     Our effective tax rate of 35% before non-recurring items in 2001 was consistent with the previous year.

     Net earnings were $86.9 million in 2001, compared to $71.5 million in 2000, before the previously mentioned charges associated with headcount reductions and manufacturing transfers of $14.6 million in 2001 and $1.4 million in 2000. This represents an increase in net earnings of 21%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totalled $101.6 million in 2001, compared to $84.7 million in 2000 and $91.3 million in 1999. The increase in 2001 resulted principally from increased Adjusted Operating Income and improved working capital management. The decrease in 2000 from 1999 resulted principally from a one-time payment of $4.2 million associated with an early retirement plan from previous years, as well as an increase in inventory levels associated with product introductions, production transfers and increased safety stocks of electronics. In 1999, we also increased our accounts payable terms with many suppliers to improve our working capital efficiency. This resulted in an increase in cash provided by operating activities of $16.2 million in 1999. We maintained these payment terms in 2000, and therefore, accounts payables were not a source of cash in 2000. Cash provided by operating activities includes payments for restructuring, certain acquisition integration activities and a one-time payment in 2000 associated with an early retirement plan from previous years. These amounts totalled $10.7 million, $10.3 million and $5.9 million in 2001, 2000 and 1999, respectively. Excluding these amounts, cash provided by operating activities totalled $112.3 million in 2001, compared to $95.0 million in 2000 and $97.2 million in 1999.

     During 2001, we spent approximately $309.8 million on acquisitions, including the issuance of shares of $144.3 million and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. The cash portion of these purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, we may make additional earn-out payments relating to certain of these and previous year acquisitions in the future, including up to $60 million for Rainin. Up to half of any additional contingent payment for Rainin may be paid in shares of our common stock and the remainder will be paid in cash.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totalled $33.2 million in 2001, $29.3 million in 2000 and $29.2 million in 1999. We expect capital expenditures to increase as our business grows, and fluctuate as currency exchange rates change. We also expect capital expenditures to increase between $5 to $10 million in 2002 principally due to spending associated with Rainin's new facility in California, USA.

     At December 31, 2001, our consolidated debt, net of cash, was $332.0 million. We had borrowings of $332.8 million under our credit agreement and $26.9 million under various other arrangements as of December 31, 2001. Of our credit agreement borrowings, approximately $94.4 million was borrowed as term loans scheduled to mature in 2004 and $238.4 million was borrowed under a multi-currency revolving credit facility. At December 31, 2001, we had $162.2 million of availability remaining under the revolving credit facility.

     At December 31, 2001, approximately $278.5 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $81.2 million at December 31, 2001. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

     Under the credit agreement, amounts outstanding under the term loans are payable in quarterly installments. In addition, the credit agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The credit agreement imposes certain restrictions on us and our subsidiaries, including restrictions and limitations on the ability to pay dividends to our shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. We must also comply with several financial and other covenants, including requirements that we maintain the following criteria as specifically defined in our credit agreement:

     o a fixed charge coverage ratio (the ratio of EBITDA less capital expenditures to interest expense) of 3.25:1 (at December 31, 2001, this ratio was more than 8.5:1);

     o a debt to EBITDA ratio of no more than 4:1 (at December 31, 2001, this ratio was less than 2:1); and

     o a minimum net worth (as specifically defined in the credit agreement) of at least $300 million (at December 31, 2001, we exceeded the minimum by more than 2.5 times)

     A deterioration in our financial performance could result in a breach of these covenants and trigger the lenders' right to require immediate repayment of all or part of the indebtedness.

     However at December 31, 2001, the Company is in compliance with all covenants set forth in its credit facility and other indentures. In addition, the Company does not have any downgrade triggers that would accelerate the maturity dates of its debt.

     The interest rates for our borrowings under the credit agreement are based in part on our credit rating. For so long as Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., rates our debt at "BBB-" or above and Moody's Investors Service Inc. rates our debt at "Baa3" or above, the applicable interest rates are determined from a grid that sets out the interest rates for each rating grade. However, if our credit rating falls below "BBB-" or "Baa3" then the applicable interest rates are set by reference to a separate grid in which interest rate levels are determined by our debt to EBITDA ratio. We estimate that if our credit rating was reduced to below investment grade our interest expense would increase by approximately $0.7 million per year.

     The following summarizes certain of our contractual obligations at December 31, 2001 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments. During the ordinary course of business we enter into contracts to purchase raw materials and components for manufacture. In general these commitments do not extend for more than a few months.

                                                 Payments due by period

                                            Total     Less than 1 year    1-3 years      4-5 years   After 5 years
                                            -----     ----------------    ---------      ---------   -------------

  Long-term debt(a)                        $332,813        $31,455         $301,358       $     -      $    -
  Non-cancelable operating leases(b)         58,721         15,624           21,834        12,533       8,730
                                           --------        -------         --------       -------      ------
  Total                                    $391,534        $47,079         $323,192       $12,533      $8,730
                                           ========        =======         ========       =======      ======

     (a) As described in Note 8 to the Consolidated Financial Statements.

     (b) As described in Note 14 to the Consolidated Financial Statements.

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

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. In recent years, the Swiss franc and other European currencies have generally moved in a consistent manner versus the U.S. dollar. Therefore, because the two effects previously described have offset each other, our operating profits have not been materially affected by movements in the U.S. dollar exchange rate versus European currencies. However, there can be no assurance that these currencies will continue to move in a consistent manner in the future. We estimate that a one percent strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc.

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

     We have entered into foreign currency forward contracts to hedge short-term intercompany balances with our foreign businesses. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar and Swiss franc on these foreign currency-denominated contracts indicates that if the U.S. dollar and Swiss franc uniformly worsened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $5.3 million at December 31, 2001, as compared with $1.2 million at December 31, 2000. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under "Effect of Currency on Results of Operations."

     We have entered into certain interest rate swap agreements in order to limit our exposure to increases in interest rates. These contracts are more fully described in Note 5 to our audited consolidated financial statements. Based on our agreements outstanding at December 31, 2001, a 100 basis point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $6.0 million, as compared with $0.8 million at December 31, 2000. Conversely, a 100 basis point decrease in interest rates would result in a $6.0 million net reduction in the net aggregate market value of these instruments, as compared with $0.7 million at December 31, 2000. Any change in fair value would not affect our Consolidated Statement of Operations unless such agreements and the variable rate debt they hedge were prematurely settled.

     We have designated certain of our Swiss franc debt as a hedge of our net investments. A sensitivity analysis to changes in the U.S. dollar on such debt at December 31, 2001 indicates that if the U.S. dollar weakened by 10% against the Swiss franc, the fair value of such debt would increase by $3.8 million, as compared with $9.7 million at December 31, 2000. Any changes in fair value of the debt are recorded in comprehensive income and offset the impact on comprehensive income of foreign exchange changes on the net investments they hedge.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, pensions and other post-retirement benefits, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 1 in our Consolidated Financial Statements.

- Accounts receivables. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

- Inventory. We record our inventory at the lower of cost or market. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

- Acquired intangibles. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

- Deferred tax assets. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001 and also provides new criteria for recognizing acquired intangible assets separately from goodwill. SFAS 142, effective for fiscal years beginning after December 15, 2001, requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment under SFAS 142 upon initial adoption of the Statement and on an annual basis going forward. In addition, any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. We estimate the adoption of these Statements will increase our net earnings by $6.5 million and our diluted earnings per share by $0.15 per share on an annual basis, or $0.14 per share adjusting for additional shares issued in connection with our acquisition of Rainin. We estimate the adoption of these Statements would have had the following effects on our quarterly financial results for the year ended December 31, 2001:


                                     First          Second       Third       Fourth
                                     Quarter        Quarter      Quarter     Quarter       Total
                                     -------        -------      -------     -------       -----

         Net earnings:
         Reported                    $ 14,498       $ 6,682      $ 20,384     $ 30,700     $72,264
         Goodwill amortization          1,607         1,602         1,668        1,658       6,535
                                     --------       -------      --------     --------     -------
         Adjusted                    $ 16,105       $ 8,284      $ 22,052     $ 32,358     $78,799
                                     ========       =======      ========     ========     =======

         Diluted earnings per
         share:
         Reported                       $0.34         $0.16         $0.48        $0.69       $1.68
         Goodwill amortization           0.03          0.04          0.04         0.04        0.15
                                     --------       -------      --------     --------     -------
         Adjusted                       $0.37         $0.20         $0.52        $0.73       $1.83
                                     ========       =======      ========     ========     =======


     SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. We expect to complete that first step of the goodwill impairment test during the first quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. We have not yet determined what effect these impairment tests will have on our earnings and financial position.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and amends Accounting Principles Bulletin Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business". SFAS 144 develops one accounting model for long-lived assets that are disposed of by sales, based on the model previously developed in SFAS 121. This Statement also makes changes to the manner in which amounts from discontinued operations are measured and expands the scope of the components of an entity that qualify for discontinued operations treatment. This Statement is effective for fiscal years beginning after December 31, 2001. We have not fully evaluated the impact of adopting this Statement on our consolidated financial statements.


FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This annual report includes forward-looking statements based on our current expectations and projections about future events, including: strategic plans; potential growth, including penetration of developed markets, use of e-commerce capabilities and opportunities in emerging markets; planned research and development efforts, product introductions and innovation; meeting customer expectations; planned operational changes, including productivity improvements; euro conversion issues; future financial performance, including expected capital expenditures; research and development expenditures; potential acquisitions; impact of completed acquisitions; future cash sources and requirements; liquidity; impact of environmental costs; and potential cost savings, including from our procurement initiative.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-27 and the related financial schedule is set forth on page S-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

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

NAME                          AGE    POSITION
----                          ---    --------

Robert F. Spoerry              46    President, Chief Executive Officer
                                     and Chairman of the Board of Directors
William P. Donnelly            40    Chief Financial Officer (1)
Lukas Braunschweiler           45    Head of Laboratory and Head of Packaging
                                     Industry
Peter Burker                   56    Head of Human Resources
Olivier A. Filliol             35    Head of Process Analytics
Jean-Lucien Gloor              49    Head of Information Systems and Logistics
Timothy P. Haynes              37    Head of Retail
Karl M. Lang                   55    Head of Asia/Pacific
Urs Widmer                     51    Head of Industrial
Philip Caldwell                82    Director
John T. Dickson                56    Director
Philip H.  Geier               67    Director
Reginald H. Jones              84    Director
John D. Macomber               74    Director
George M. Milne                58    Director
Thomas P. Salice               42    Director
____________________________________________________________________________
(1) The Company recently announced that Mr. Donnelly will assume the position of Head of Packaging Industry, and that Dennis Braun will join the Company in March 2002 as Chief Financial Officer. Before joining the Company, Dennis Braun, age 37, was with PricewaterhouseCoopers LLP, as a partner in the Audit & Business
     Advisory Services group since 1999. Mr. Braun had been with PricewaterhouseCoopers since 1986, except for a period in 1996 and 1997 when he obtained a Masters in Business Administration.

     Robert F. Spoerry has been President and Chief Executive Officer of the Company since 1993. He served as Head of Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been a Director since October 1996. Mr. Spoerry has been Chairman of the Board of Directors since May 1998.

     William P. Donnelly has been Chief Financial Officer of the Company since 1997. From 1993 until joining the Company, he held various senior financial and management positions, including most recently Group Vice President and Chief Financial Officer with Elsag Bailey Process Automation, a global manufacturer of instrumentation and analytical products and developer of distributed control systems. The Company recently announced that Mr. Donnelly is leaving the position of Chief Financial Officer effective March 2002. After a transition period with the new Chief Financial Officer, Dennis Braun, Mr. Donnelly will assume the position of Head of Packaging Industry.

     Lukas Braunschweiler has been Head of Laboratory Division and Head of Packaging Industry Division since October 2001. From 1999 to 2001 he has served as Head of Industrial and Retail of the Company. From 1995 to 1999 he served as Head of Industrial and Retail (Europe). From 1992 until 1995 he held various senior management positions with the Landis & Gyr Group, a manufacturer of electrical meters. Prior to 1992, he was a Vice President in the Technology Group of Saurer Group, a manufacturer of textile machinery.

     Peter Burker has been Head of Human Resources of the Company since 1994. From 1992 to 1994 he was the Company's General Manager in Spain, and from 1989 to 1991 he headed the Company's operations in Italy.

     Olivier A. Filliol has been Head of Process Analytics of the Company since June 1999. From June 1998 to June 1999 he served as General Manager of Hi-Speed Checkweigher Inc., a Company subsidiary in New York. From 1994 to April 1998, he was a Strategy Consultant with the international consulting firm Bain & Company working in the Geneva, Paris, London and Sydney offices.

     Jean-Lucien Gloor has been Head of Information Systems and Logistics and Chief Information Officer of the Company since March 2001. From 1999 until joining the Company, he served as Head of Central Server Platforms at Credit Suisse, one of the leading Swiss banks. Prior to 1999, he held various senior information systems positions during fifteen years with The Dow Chemical Company.

     Timothy P. Haynes has been Head of Retail of the Company since October 2001. From 1999 to 2001 he served as Business Unit Leader for the Company's Transport, Shipping, Mail and Components business. From 1992 to 1999 he held various management positions at Emerson Electric in their process control and measurement businesses, including from 1997 to 1999 Vice President of Marketing and Product Development in their Process Analytic Division.

     Karl M. Lang has been Head of Asia / Pacific of the Company since January 2000. From 1994 to January 2000 he served as Head of Laboratory. From 1991 to 1994 he was based in Japan as a representative of senior management with responsibility for expansion of the Asian operations.

     Urs Widmer has been Head of Industrial since 1999. From 1984 to 1999 he served in various management functions within the Company, including most recently Head of Standard Industrial (Europe) from 1995 to 1999. Prior to 1984 he held various management positions with Siemens, a global manufacturer of solutions for information and communications, automation and control, power and transportation.

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

     John T. Dickson has been a Director since March 2000. Mr. Dickson is Chief Executive Officer and President of Agere Systems Inc, the former Microelectronics Group of Lucent, a position he has held since March 2001. Mr. Dickson joined the Microelectronics and Communications Technologies Group of Lucent Technologies in 1993. He served as Chief Executive Officer of the Microelectronics Group since January 1998 and Executive Vice President of Lucent Technologies since 1999. Mr. Dickson is also a Director of the Semiconductor Industry Association and a member of the Board of Trustees of Lehigh Valley Health Network.

     Philip H. Geier has been a Director since July 2001. Mr. Geier was Chairman of the Board and Chief Executive Officer of the Interpublic Group of Companies, Inc. from 1980 to 2000 and was a Director of Interpublic since 1975. Mr. Geier is a Director of AEA Investors Inc., Crossair Ltd., Fiduciary Trust Company International and Foot Locker, Inc.

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

     John D. Macomber has been a Director since October 1996. He has been a principal of JDM Investment Group since 1992. He was Chairman and President of the Export-Import Bank of the United States (an agency of the U.S. Government) from 1989 to 1992. From 1973 to 1986 Mr. Macomber was Chairman and Chief Executive Officer of Celanese Corporation. Prior to that, Mr. Macomber was a Senior Partner of McKinsey & Company. Mr. Macomber is also a Director of AEA Investors Inc., Lehman Brothers Holdings Inc., Mirror Woulds Technology, Sovereign Specialty Chemicals, Inc. and Textron Inc.

     George M. Milne, Jr., Ph.D., has been a Director since September 1999. Mr. Milne is Executive Vice President, Pfizer Global Research and Development and President, Worldwide Strategic and Operations Management. In this position he holds global responsibility for PGRD's Strategic Management, Strategic Alliance Collaborations, Finance, Information Technology, Licensing, Intellectual Property, Site Operations Management and Veterinary Medicine R&D. Dr. Milne is a member of the Pfizer Management Council. He was appointed Senior Vice President in 1988 and President of Central Research in 1993 with global responsibility for Human and Veterinary Medicine R&D.

     Thomas P. Salice has been a Director since October 1996. Mr. Salice is President and Chief Executive Officer of AEA Investors Inc. and has been associated with AEA Investors Inc. since June 1989. Mr. Salice is also a Director of Waters Corporation and Sovereign Specialty Chemicals, Inc.

Item 11.  EXECUTIVE COMPENSATION

     The information appearing in the sections captioned "Board of Directors Information," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement") is incorporated by reference herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the section "Share Ownership" in the 2002 Proxy Statement is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents Filed as Part of this Report:

                  1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1.


                  2. Financial Statement Schedule. See Schedule II, which is included on page S-1.


                  3. List of Exhibits. See Index of Exhibits included on page E-1.

         (b)      Reports on Form 8-K:




          DATE FILED          ITEMS REPORTED
          ----------          --------------

          October 15, 2001    Definitive   agreement   to  acquire   Rainin
                              Instrument, LLC

          November 28, 2001   Completion  of  the   acquisition  of  Rainin
                              Instrument, LLC

          December 21, 2001   Financial  statements  of  Rainin  Instrument
                              Company,  Inc.  (the  predecessor  to  Rainin
                              Instrument,   LLC)  and  Pro  Forma  Combined
                              Financial Statements.

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

                                     Mettler-Toledo International Inc.
                                              (Registrant)

Date: March 4, 2002                  By:  /s/ ROBERT F. SPOERRY
                                          ---------------------
                                          Robert F. Spoerry
                                          Chairman of the Board,
                                          President and Chief
                                          Executive Officer

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

                Signature                                   Title                                     Date
                ---------                                   -----                                     ----

                                                   Chairman of the Board,
                                                        President and
          /s/ ROBERT F. SPOERRY                    Chief Executive Officer                       March 4, 2002
------------------------------------------
            Robert F. Spoerry
                                                     Vice President and
                                                   Chief Financial Officer
                                             (Principal financial and accounting
         /s/ WILLIAM P. DONNELLY                          officer)                               March 4, 2002
------------------------------------------
           William P. Donnelly

           /s/ PHILIP CALDWELL                            Director                               March 4, 2002
------------------------------------------
             Philip Caldwell

           /s/ JOHN T. DICKSON                            Director                               March 4, 2002
------------------------------------------
             John T. Dickson

                                                          Director
------------------------------------------
             Philip H. Geier

          /s/ REGINALD H. JONES                           Director                               March 4, 2002
------------------------------------------
            Reginald H. Jones

           /s/ JOHN D. MACOMBER                           Director                               March 4, 2002
------------------------------------------
             John D. Macomber

           /s/ GEORGE M. MILNE                            Director                               March 4, 2002
------------------------------------------
             George M. Milne

          /s/ THOMAS P. SALICE                            Director                               March 4, 2002
------------------------------------------
             Thomas P. Salice


     EXHIBIT                                                                              PAGE NUMBER OR
       NO.                DESCRIPTION                                               INCORPORATION BY REFERENCE
       ---                -----------                                               --------------------------

      3.1          Amended and Restated Certificate of                    Filed as Exhibit 3.1 to the Annual Report on
                   Incorporation of the Company                           Form 10-K of the Company dated March 13,
                                                                          1998 and incorporated herein by reference

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

     10.15         Employment Agreement between Jean-Lucien Gloor         Filed as Exhibit 10.15 to the Annual Report on Form
                   and Mettler-Toledo GmbH dated as of March 1,           10-K of the Company dated March 22, 2001 and
                   2001                                                   incorporated herein by reference

     10.16*        Employment Agreement between Olivier A.                Page 76
                   Filliol and Mettler-Toledo GmbH dated as of
                   May 21, 2001

     10.17*        Employment Agreement between Timothy P. Haynes         Page 78
                   and Mettler-Toledo GmbH dated as of December
                   11, 2001

     10.18*        Employment Agreement between Urs Widmer and            Page 81
                   Mettler-Toledo GmbH dated as of May 11, 2001


     10.19         Purchase Agreement among the Company, Mettler-         Filed as Exhibit 2.1 to the Current Report on
                   Toledo, Inc. and Rainin Instrument Company,            Form 8-K dated November 28, 2001 and incorporated
                   Inc. dated as of October 13, 2001.                     herein by reference.

     21*           Subsidiaries of the Company                            Page 83

     23.1*         Consent of PricewaterhouseCoopers AG                   Page 87

     99.1*         Factors Affecting Our Future Operating Results         Page 88
---------------
* FILED HEREWITH


                        METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          PAGE
                                                                                                          ----

   Report of Independent Accountants...........................................................            F-2

   Consolidated Balance Sheets as of December 31, 2001 and 2000................................            F-3

   Consolidated Statements of Operations
       for the years ended December 31, 2001, 2000 and 1999....................................            F-4

   Consolidated Statements of Shareholders' Equity
       for the years ended December 31, 2001, 2000 and 1999....................................            F-5

   Consolidated Statements of Cash Flows
       for the years ended December 31, 2001, 2000 and 1999....................................            F-6

   Notes to Consolidated Financial Statements..................................................            F-7

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Mettler-Toledo International Inc.

In our opinion, the consolidated financial statements listed in the index under Item 14(a)(1) on page 44 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 14 (a) (2) on page 44 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers AG


Zurich, Switzerland
February 7, 2002


                        METTLER-TOLEDO INTERNATIONAL INC.
                           CONSOLIDATED BALANCE SHEETS
                                AS OF DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          2001            2000
                                                                                      -----------     ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents...............................................           $  27,721         $21,725
   Trade accounts receivable, less allowances of $9,450 in 2001 and
      $9,097 in 2000.......................................................             227,295         212,570
   Inventories, net........................................................             145,621         141,677
   Other current assets and prepaid expenses...............................              31,121          47,367
                                                                                      -----------     ------------
     Total current assets..................................................             431,758         423,339
Property, plant and equipment, net.........................................             192,272         199,388
Excess of cost over net assets acquired, net of accumulated amortization
   of $39,724 in 2001 and $29,664 in 2000..................................             384,947         228,035
Other intangible assets ...................................................             126,524               -
Other non-current assets ..................................................              53,911          36,820
                                                                                      -----------     ------------
     Total assets..........................................................           $1,189,412        $887,582
                                                                                      ===========     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable..................................................            $ 66,327         $80,513
   Accrued and other liabilities...........................................             111,284          97,575
   Accrued compensation and related items..................................              47,702          51,968
   Taxes payable...........................................................              72,035          68,537
   Short-term borrowings and current maturities of long-term debt..........              50,239          50,560
                                                                                      -----------     ------------
     Total current liabilities.............................................             347,587         349,153
Long-term debt.............................................................             309,479         237,807
Non-current deferred taxes.................................................              25,053          25,939
Other non-current liabilities..............................................             119,109          95,843
                                                                                      -----------     ------------
     Total liabilities.....................................................             801,228         708,742

Shareholders' equity:
   Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                   -               -
   Common stock, $0.01 par value per share; authorized 125,000,000 shares;
     issued 44,145,742 in 2001 and 39,372,873 in 2000......................                 441             393
   Additional paid-in capital..............................................             455,684         294,558
   Retained earnings / (accumulated deficit)...............................               3,957         (68,307)
   Accumulated other comprehensive loss....................................             (71,898)        (47,804)
                                                                                      -----------     ------------
     Total shareholders' equity ...........................................             388,184         178,840
Commitments and contingencies..............................................
                                                                                      -----------     ------------
     Total liabilities and shareholders' equity ...........................            $1,189,412       $887,582
                                                                                      ===========     ============

             The accompanying notes are an integral part of these consolidated financial statements.



                        METTLER-TOLEDO INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEARS ENDED DECEMBER 31
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        2001              2000              1999
                                                   ----------       -----------        ----------

Net sales..................................        $1,148,022        $1,095,547        $1,065,473
Cost of sales..............................           619,140           600,185           585,007
                                                   ----------       -----------        ----------
    Gross profit...........................           528,882           495,362           480,466
Research and development...................            64,627            56,334            57,393
Selling, general and administrative........           299,191           296,187           300,389
Amortization...............................            14,114            11,564            10,359
Interest expense...........................            17,162            20,034            21,980
Other charges, net.........................            15,354             2,638            10,468
                                                   ----------       -----------        ----------
    Earnings before taxes and minority
       interest............................           118,434           108,605            79,877
Provision for taxes........................            46,170            38,510            31,398
Minority interest..........................                 -              (24)               378
                                                   ----------       -----------        ----------
    Net earnings...........................           $72,264           $70,119           $48,101
                                                   ==========       ===========        ==========


Basic earnings per common share:
    Net earnings...........................             $1.78             $1.80             $1.25
    Weighted average number of common shares       40,609,716        38,897,879        38,518,084

Diluted earnings per common share:
    Net earnings...........................             $1.68             $1.66             $1.16
    Weighted average number of common shares       42,978,895        42,141,548        41,295,757


      The accompanying notes are an integral part of these consolidated financial statements.




                        METTLER-TOLEDO INTERNATIONAL INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                                                                       RETAINED      ACCUMULATED
                                               COMMON STOCK           ADDITIONAL       EARNINGS/        OTHER
                                          -----------------------      PAID-IN       (ACCUMULATED    COMPREHENSIVE
                                          SHARES         AMOUNT        CAPITAL         DEFICIT)       INCOME (LOSS)      TOTAL
                                          --------      ---------    ------------    ------------    ---------------    -------


Balance at December 31, 1998.......     38,400,363          $384        $285,161      $(186,527)          $(45,183)     $53,835
Exercise of stock options..........        274,405             2           2,931              -                  -        2,933
Comprehensive income:
   Net earnings....................              -             -               -         48,101                  -       48,101
   Change in currency translation
      adjustment...................              -             -               -              -              2,387        2,387
   Minimum pension liability
      adjustment...................              -             -               -              -              4,759        4,759
                                                                                                                       --------
Comprehensive income...............                                                                                      55,247
                                        ----------       -------        --------      ----------          ---------    --------
Balance at December 31, 1999.......     38,674,768          $386        $288,092      $(138,426)          $(38,037)    $112,015
Exercise of stock options..........        698,105             7           6,466              -                  -        6,473
Comprehensive income:
   Net earnings....................              -             -               -         70,119                  -       70,119
   Change in currency translation
      adjustment...................              -             -               -              -             (9,767)      (9,767)
                                                                                                                        --------
Comprehensive income...............                                                                                      60,352
                                       ------------       -------        --------      ----------          ---------    --------
Balance at December 31, 2000.......     39,372,873          $393        $294,558       $(68,307)          $(47,804)    $178,840
Issuance of shares.................      3,388,132            34         144,300              -                  -      144,334
Exercise of stock options..........      1,384,737            14          16,826              -                  -       16,840
Comprehensive income:
   Net earnings....................              -             -               -         72,264                  -       72,264
   Unrealized loss on cash flow
      hedging arrangements.........              -             -               -               -            (1,591)      (1,591)
   Change in currency translation
      adjustment...................              -             -               -               -            (2,494)      (2,494)
Minimum pension liability adjustment             -             -               -               -           (20,009)     (20,009)
                                                                                                                       --------
Comprehensive income...............                                                                                      48,170
                                       ------------       -------       --------      ----------          ---------    --------
Balance at December 31, 2001.......     44,145,742          $441        $455,684     $    3,957           $(71,898)    $388,184
                                       ============       =======       ========      ==========          =========    ========






                        The accompanying notes are an integral part of these consolidated financial statements.



                        METTLER-TOLEDO INTERNATIONAL INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE YEARS ENDED DECEMBER 31
                                 (IN THOUSANDS)

                                                                           2001              2000               1999
                                                                       ----------         ----------         ----------

Cash flows from operating activities:
   Net earnings............................................             $72,264            $70,119            $48,101
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation.........................................              22,858             21,690             24,940
      Amortization.........................................              14,114             11,564             10,359
      Other................................................               1,055              1,890             (3,529)
   Increase (decrease) in cash resulting from changes in:
      Trade accounts receivable, net.......................             (11,502)           (12,437)           (19,437)
      Inventories..........................................               3,531            (17,274)            (9,540)
      Other current assets.................................                 570             (1,778)            11,363
      Trade accounts payable...............................             (14,825)            (2,958)            16,239
      Accruals and other liabilities.......................              13,507 (a)         13,898 (a)         12,844 (a)
                                                                       --------            -------            -------
        Net cash provided by operating activities..........             101,572             84,714             91,340
                                                                       --------            -------            -------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment.....               3,518              1,468             10,151
   Purchase of property, plant and equipment...............             (33,228)           (29,304)           (29,188)
   Acquisitions, net of seller financings..................            (165,471) (b)       (26,377) (b)       (18,468)(b)
                                                                       --------            -------            -------
        Net cash used in investing activities..............            (195,181)           (54,213)           (37,505)
                                                                       --------            -------            -------
Cash flows from financing activities:
   Proceeds from borrowings................................             188,448             29,239             20,640
   Repayments of borrowings................................            (105,062)           (61,617)           (80,393)
   Proceeds from options exercised.........................              16,840              6,473              2,592
                                                                       --------            -------            -------
        Net cash provided by (used in) financing activities             100,226            (25,905)           (57,161)
                                                                       --------            -------            -------
Effect of exchange rate changes on cash and cash equivalents               (621)               (50)              (686)
                                                                       --------            -------            -------
Net increase (decrease) in cash and cash equivalents.......               5,996              4,546            (4,012)
                                                                       --------            -------            -------
Cash and cash equivalents:
   Beginning of period.....................................              21,725             17,179             21,191
                                                                       --------            -------            -------
   End of period...........................................            $ 27,721            $21,725            $17,179
                                                                       ========            =======            =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest..............................................             $15,504            $20,014            $21,642
     Taxes.................................................             $26,838            $16,523            $25,952

Non-cash financing and investing activities:
   Issuance of common stock on acquisitions................            $144,334                  -                  -
   Seller financings on acquisitions.......................                   -            $27,638                  -

(a) Accruals and other liabilities include payments for restructuring, certain acquisition integration activities and a one-time payment in 2000 associated with an early retirement plan from previous years. These amounts totalled $10.7 million, $10.3 million and $5.9 million in 2001, 2000 and 1999, respectively.

(b) Amounts paid for acquisitions including the issuance of common stock, seller financing, assumed debt and working capital retained by sellers were $309.8 million, $55.5 million and $20.5 million in 2001, 2000 and 1999, respectively.

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

     Inventories

     Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using the first in, first out (FIFO) or weighted average cost methods.

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

     In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses all costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within other non-current assets. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years.

     The Company reviews its property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

     Excess of Cost over Net Assets Acquired and Other Intangible Assets

     The excess of purchase price over the fair value of net assets acquired and other intangible assets are amortized on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of such amounts by determining whether the amortization of the balance over its remaining life can be recovered from the undiscounted future operating cash flows of the acquired operations.

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

     Revenue Recognition

     Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Revenues from service contracts are recognized ratably over the contract period.

     Research and Development

     Research and development costs are expensed as incurred.

     Earnings per Common Share

     As described in Note 10, in accordance with the treasury stock method, the Company has included 2,369,179 and 3,243,669 equivalent shares relating to 4,379,575 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for years ending December 31, 2001 and 2000, respectively.

     Derivative Financial Instruments

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

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 5 below, the Company enters into foreign currency forward contracts to hedge short-term intercompany transactions with its foreign businesses. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting changes in fair value being recognized in other charges, net.

     The Company also enters into certain interest rate swap and cap agreements in order to reduce its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized as interest expense over the life of the agreements as incurred. The fair value of outstanding interest rate swap and cap agreements that are effective cash flow hedges at December 31, 2001 are included in the Company's Consolidated Statement of Shareholders' Equity.

     The Company has designated certain of its Swiss franc debt as a hedge of its net investments. Any changes in fair value of the debt are recorded in comprehensive income (loss) and offset the net investments they hedge.

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

3.            BUSINESS COMBINATIONS

     During 2001, the Company spent approximately $309.8 million on acquisitions, including the issuance of shares and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. The Company accounted for the acquisition payments using the purchase method of accounting. The Company may be required to make additional earn-out payments based upon the achievement of certain financial performance levels relating to certain of these acquisitions in the future. The fair value of any earn-out payments will be recorded as additional consideration of the acquired enterprise and recorded as goodwill and evaluated for impairment, when such payments are deemed issuable to the sellers.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

3.            BUSINESS COMBINATIONS - (CONTINUED)

     In November 2001, the Company acquired the issued and outstanding membership units of Rainin Instrument, LLC. for approximately $294.2 million. Rainin is a developer and manufacturer of pipetting solutions used in pharmaceutical, biotechnology and medical research applications. As a result of the acquisition the Company is expected to be the leading provider of pipetting solutions in North America.

     The aggregate purchase price for Rainin was $294.2 million, including $149.9 million of cash and the issuance of common stock valued at $144.3 million, plus an additional contingent payment, if any, of up to $60 million. The value of 3,388,132 common shares issued was determined based on the average five days closing price of Mettler-Toledo common shares before the announcement of the transaction. Up to half of any additional contingent payment may be paid in shares of the Company's common stock and the remainder will be paid in cash.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

         Current assets..........................................   $  22,653
         Property, plant and equipment...........................       4,168
         Intangible assets.......................................     127,074
         Goodwill................................................     148,624
                                                                     --------
           Total assets acquired ................................     302,519
         Current liabilities.....................................       8,228
         Non-current liabilities.................................          57
                                                                     --------
           Total liabilities assumed.............................       8,285
                                                                     --------
           Net assets acquired...................................    $294,234
                                                                     ========

     The identifiable intangible assets are amortized on a straight-line basis over periods ranging from 11 to 45 years, and the annual aggregate amortization expense is estimated at $3.1 million. The identifiable intangible assets include customer relationships of $67.4 million, tradename of $22.4 million, intellectual property license of $19.9 million and technology and patents of $17.4 million. The $148.6 million of goodwill was assigned to the company's Principal U.S. Operations segment and is expected to be fully deductible for tax purposes. This goodwill and certain intangible assets with indefinite useful lives approximating $42.3 million are not subject to amortization in accordance with current generally accepted accounting principles.

     The following summarized unaudited pro forma information assumes the acquisition of Rainin occurred on January 1, 2000. The pro forma data reflects adjustments directly related to the acquisition, and does not include adjustments that may arise as a consequence of the acquisition. Accordingly, the unaudited pro forma information does not purport to be indicative of what the Company's combined results of operations would actually have been had the acquisition occurred on January 1, 2000 or to project the Company's combined results of operations for any future periods.





                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


3.            BUSINESS COMBINATIONS - (CONTINUED)

         Year ended December 31:
                                                                         2001        2000
                                                                      ----------  ----------

         Net sales:
            As reported........................................       $1,148,022  $1,095,547
            Pro forma..........................................        1,212,587   1,159,129
                                                                      ==========  ==========
         Net earnings:
            As reported........................................         $72,264      $70,119
            Pro forma..........................................          76,561       71,980
                                                                         ======       ======
         Basic earnings per common share:
            As reported........................................           $1.78        $1.80
            Pro forma..........................................            1.76         1.70
                                                                         ======       ======
         Diluted earnings per common share:
            As reported........................................           $1.68        $1.66
            Pro forma..........................................            1.67         1.58
                                                                           ====         ====

     During 2000, the Company spent approximately $55.5 million on acquisitions, including the acquisition of Thornton Inc., approximately $10.2 million of additional consideration related to earn-out periods associated with acquisitions consummated in prior years, seller financing of $27.6 million and working capital retained by sellers that has been excluded from the purchase price allocation. Thornton is the market leader in pure and ultra-pure industrial water monitoring instrumentation used in semi-conductor, micro-electronics, pharmaceutical and biotech applications. The Company accounted for the acquisition payments using the purchase method of accounting. The Company may be required to make additional earn-out payments based upon the achievement of certain financial performance levels relating to certain of these acquisitions in the future. The fair value of any earn-out payments will be recorded as additional consideration of the acquired enterprise and recorded as goodwill and evaluated for impairment, when such payments are deemed issuable to the sellers.

     During 1999, the Company spent approximately $20.5 million on acquisitions including the net assets of the Testut-Lutrana group, a leading manufacturer and marketer of industrial and retail weighing instruments in France. This amount includes approximately $2.0 million of working capital retained by sellers that has been excluded from the purchase price allocation. The Company accounted for the acquisitions using the purchase method of accounting. Accordingly, the costs of the acquisitions were allocated to the assets acquired and liabilities assumed based upon their respective fair values. In this respect, the Company allocated $1.0 million of the purchase price to revalue certain finished goods inventories to fair value. Substantially all of such inventories were sold in 1999.





                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

4.            INVENTORIES, NET

         Inventories, net consisted of the following at December 31:

                                                                              2001                2000
                                                                           --------            --------

Raw materials and parts.........................................           $ 70,392            $ 67,379
Work-in-progress................................................             28,433              37,289
Finished goods..................................................             46,796              37,009
                                                                           --------            --------
                                                                           $145,621            $141,677
                                                                           ========            ========

5.            FINANCIAL INSTRUMENTS

     At December 31, 2001, the Company had certain interest rate swap agreements outstanding that fix the variable interest obligation associated with CHF 50 million of Swiss franc-based debt and $260 million of USD-based debt. Certain of these agreements have forward starting dates commencing in 2002, with various maturities beginning in 2003. The fixed rates associated with the swap of Swiss franc debt are approximately 3.6%, while the rates associated with the USD are approximately 4.0% plus the Company's normal interest margin. The swaps are effective at three-month LIBOR rates. At December 31, 2001 and 2000, the fair market value of such financial instruments was approximately $(1.7) million and $(0.5) million, respectively.

     At December 31, 2001, the Company had outstanding foreign currency forward contracts in the amount of $47.8 million. The purpose of these contracts is to hedge short-term intercompany balances with its foreign businesses. The fair value of these contracts was not materially different from the carrying value at December 31, 2001 and 2000, respectively.

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


6.            PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, consisted of the following at December 31:

                                                                             2001              2000
                                                                           --------          --------

         Land...................................................           $ 38,690          $ 40,580
         Buildings and leasehold improvements...................            102,308           105,937
         Machinery and equipment................................            155,777           133,072
         Computer software......................................              4,673             5,387
                                                                           --------          --------
                                                                            301,448           284,976
         Less accumulated depreciation and amortization.........           (109,176)          (85,588)
                                                                           --------          --------
                                                                           $192,272          $199,388
                                                                           ========          ========



                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

7.       SHORT-TERM BORROWINGS AND CURRENT MATURITIES OF LONG-TERM DEBT

         Short-term borrowings and current maturities of long-term debt consisted of the following for the years ended December 31:

                                                                              2001            2000
                                                                           --------          --------
         Current maturities of long-term debt.....................          $31,455          $31,900
         Other short-term borrowings..............................           18,784           18,660
                                                                           --------          --------
                                                                            $50,239          $50,560
                                                                           ========          =======


8.            LONG-TERM DEBT

         Long-term debt consisted of the following at December 31:

                                                                                    2001            2000
                                                                                 ---------        ---------
Credit Agreement Borrowings:
  Term A USD Loans, interest at LIBOR plus 0.45% (2.35% at December 31,
    2001) payable in quarterly installments due May 19, 2004........             $  52,065        $  69,420
  Term A CHF Loans, interest at LIBOR plus 0.45% (2.33% at December 31,
    2001) payable in quarterly installments due May 19, 2004........                26,183           36,245
  Term A GBP Loans, interest at LIBOR plus 0.45% (4.56% at December 31,
    2001) payable in quarterly installments due May 19, 2004........                16,106           22,096
  Revolving credit facilities.......................................               238,459          109,907
Other...............................................................                26,905           50,699
                                                                                 ---------        ---------
                                                                                   359,718          288,367
Less current maturities.............................................               (50,239)         (50,560)
                                                                                 ---------        ---------
                                                                                 $ 309,479        $ 237,807
                                                                                 =========        =========

     The Company has a multi-currency $400.0 million revolving credit facility and a CDN $26.3 million Canadian revolving credit facility under its credit agreement. Loans under these revolving credit facilities may be repaid and reborrowed and are due in full on May 19, 2004. At December 31, 2001, the Company had $162.2 million of additional borrowing capacity under its credit agreement. The Company has the ability to refinance its short-term borrowings through its revolving facilities for an uninterrupted period extending beyond one year. Accordingly, approximately $208 million of the Company's short-term borrowings at December 31, 2001 have been reclassified to long-term.

     The aggregate maturities of the Company's term loan obligations during the years 2003 and 2004 are approximately $35.9 million and $27.0 million, respectively.

     The Company is required to pay a facility fee based in part on its credit rating. The facility fee at December 31, 2001 was equal to 0.15%. At December 31, 2001, borrowings under the Company's revolving facilities carried an interest rate of LIBOR plus 0.3%. The Company's weighted average interest rate for the year ended December 31, 2001 was approximately 6.0%.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

8.       LONG-TERM DEBT - (CONTINUED)

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

9.            SHAREHOLDERS' EQUITY

     Common Stock

     The number of authorized shares of the Company's common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company's common stock are entitled to one vote per share. At December 31, 2001, 6,446,849 shares of the Company's common stock were reserved for grant pursuant to the Company's stock option plan.

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


10.      STOCK OPTION PLAN - (CONTINUED)

     Under the terms of the plan, options granted shall be nonqualified and the exercise price shall not be less than the fair market value of the common stock on the date of grant. Options vest equally over a five-year period from the date of grant.

         Stock option activity is shown below:
                                                                                   Weighted Average
                                                             Number of Options      Exercise Price
                                                             -----------------      --------------

Outstanding at December 31, 1998                                  4,871,842             $11.30
Granted.................................................            647,500              28.56
Exercised...............................................           (274,405)             (8.87)
Forfeited...............................................           (209,290)            (13.74)
                                                                  ---------             -------
Outstanding at December 31, 1999........................          5,035,647             $13.45
Granted.................................................            887,000              43.72
Exercised...............................................           (698,105)            (10.68)
Forfeited...............................................            (50,765)            (13.12)
                                                                  ---------             -------
Outstanding at December 31, 2000........................          5,173,777             $19.02
Granted.................................................            901,000              45.09
Exercised...............................................         (1,384,737)            (12.02)
Forfeited...............................................           (310,465)            (30.44)
                                                                  ---------             -------
Outstanding at December 31, 2001........................          4,379,575             $25.79
                                                                  =========             =======
Options exercisable at December 31, 2001................          2,112,471             $14.29
                                                                  =========             =======

         At December 31, 2001, 2,120,508 options were available for grant.

         The following table details the weighted average remaining contractual life of options outstanding at December 31, 2001 by range of exercise prices:

                                                               Remaining Contractual
             Number of Options          Weighted Average          Life of Options               Options
                Outstanding              Exercise Price             Outstanding               Exercisable
                -----------              --------------             -----------               -----------

                  1,476,057                   $ 7.95                    4.8                   1,413,157
                    395,718                   $15.92                    5.8                     255,014
                    887,000                   $25.71                    5.8                     317,700
                    245,800                   $35.69                    7.4                       8,800
                  1,375,000                   $46.08                    9.2                     117,800
                  ---------                                             ---                   ---------
                  4,379,575                                             6.5                   2,112,471
                  =========                                                                   =========




                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


10.           STOCK OPTION PLAN - (CONTINUED)

     As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2001, 2000 and 1999 was approximately $16.72, $18.31 and $12.31 per share, respectively. Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

                                                  2001                 2000                1999
                                                  ----                 ----                ----

Risk-free interest rate..............             4.3%                 5.0%                6.3%
Expected life in years...............               4                    4                   4
Expected volatility..................              40%                  46%                 45%
Expected dividend yield..............              --                   --                  --



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

                                                                 2001         2000         1999
                                                               -------      -------       ------

Net earnings:
   As reported........................................         $72,264      $70,119      $48,101
   Pro forma..........................................          67,348       66,425       45,847
                                                               =======      =======      =======
Basic earnings per common share:
   As reported........................................           $1.78        $1.80        $1.25
   Pro forma..........................................            1.66         1.71         1.19
                                                                  ====        =====        =====
Diluted earnings per common share:
   As reported........................................           $1.68        $1.66        $1.16
   Pro forma..........................................            1.57         1.58         1.11
                                                                 =====        =====        =====


11.           BENEFIT PLANS

     Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.

     Certain companies sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $2.6 million for the years ended December 31, 2001 and 2000, and $2.8 million for the year ended December 31, 1999, respectively.

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

     The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company's principal defined benefit plans and postretirement plans at December 31, 2001 and 2000:

                                                             Pension Benefits               Other Benefits
                                                        -------------------------       -----------------------
                                                           2001            2000           2001           2000
                                                        ---------       ---------       --------       --------

Change in benefit obligation:
Benefit obligation at beginning of year......           $ 394,037       $ 394,250       $ 33,380       $ 35,464
Service cost, gross..........................              18,671          19,250            495            461
Interest cost................................              19,995          18,572          2,480          2,460
Actuarial (gains) losses.....................              18,132         (12,694)         4,833         (2,577)
Plan amendments and other....................               1,079             151         (1,797)             -
Benefits paid................................             (20,066)        (18,013)        (2,549)        (2,426)
Impact of foreign currency...................             (13,361)         (7,479)            (3)            (2)
                                                         --------       ---------       --------       --------
Benefit obligation at end of year............             418,487         394,037         36,839         33,380
                                                         --------       ---------       --------       --------

Change in plan assets:
Fair value of plan assets at beginning of
  year.......................................             384,085         368,674              -              -
Actual return on plan assets.................              (9,450)         18,244              -              -
Employer contributions.......................               9,711          14,611          2,549          2,426
Plan participants' contributions.............               4,630           4,236              -              -
Benefits paid................................             (20,066)        (18,013)        (2,549)        (2,426)
Impact of foreign currency...................             (11,738)         (3,667)             -              -
                                                         --------       ---------       --------       --------
Fair value of plan assets at end of year.....             357,172         384,085              -              -
                                                         --------       ---------       --------       --------

Funded status................................             (61,315)         (9,952)       (36,839)       (33,380)
Unrecognized net actuarial (gain) loss.......              14,589         (37,826)         2,714            594
                                                         --------       ---------       --------       --------
Net amount recognized........................           $ (46,726)      $ (47,778)     $ (34,125)     $ (32,786)
                                                        =========       =========      =========      =========

         Amounts recognized in the Consolidated Balance Sheets consist of:

                                                             Pension Benefits               Other Benefits
                                                        -------------------------       -----------------------
                                                           2001            2000           2001           2000
                                                        ---------       ---------       --------       --------

Other non-current assets.....................           $   7,621       $   6,881      $       -       $      -
Other non-current liabilities................             (74,356)        (54,659)       (34,125)       (32,786)
Accumulated other comprehensive income.......              20,009               -              -              -
                                                         --------       ---------       --------       --------
Net amount recognized........................           $ (46,726)      $ (47,778)     $ (34,125)      $(32,786)
                                                         ========        ========      =========       ========


                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


11.           BENEFIT PLANS - (CONTINUED)

     The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company's U.S. plans are as follows:

                                                                    2001               2000               1999
                                                                 ---------           -------             -------

Discount rate................................................       7.5%               7.8%               7.8%
Compensation increase rate...................................       4.0%               5.0%               5.0%
Expected long-term rate of return on plan assets.............       9.5%               9.5%               9.5%

     Plan assets relate principally to the Company's U.S. and Swiss companies and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments.

     At December 31, 2001, the fair value of plan assets and the total projected benefit obligation for the Company's non-U.S. defined benefit plans were $350.6 million and $302.7 million, respectively. Actuarial assumptions for these plans ranged from 3.75% to 8.5% for the discount rate, 2.0% to 6.5% for the compensation increase rate and 5.0% to 9.5% for the expected long-term rate of return on plan assets for the years ended December 31, 2001, 2000 and 1999.

     Net periodic pension cost for the defined benefit plans includes the following components for the year ended December 31:

                                                    2001               2000                1999
                                                 --------           --------             -------
Service cost, net......................          $ 14,276           $ 15,438             $16,842
Interest cost on projected benefit
  obligations..........................            19,995             18,572              18,680
Expected return on plan assets.........           (23,857)           (22,491)            (22,420)
Recognition of actuarial losses........              (726)                19                 394
                                                 --------           --------             -------
Net periodic pension cost..............          $  9,688           $ 11,538             $13,496
                                                 ========           ========             =======

         Net periodic postretirement benefit cost for the U.S. postretirement plans includes the following components for the year ended December 31:

                                                   2001               2000                1999
                                                 --------           --------             -------
Service cost..........................          $    495           $    461            $   624
Interest cost on projected benefit
  obligations.........................             2,480              2,460              2,489
Recognition of actuarial losses.......                 -                  -                189
Net amortization and deferral.........                 -                  -                 21
                                                 --------           --------             -------
Net periodic postretirement benefit cost        $  2,975           $  2,921            $ 3,323
                                                 ========           ========             =======

     The accumulated postretirement benefit obligation and net periodic postretirement benefit cost were principally determined using discount rates of 7.5% in 2001, 7.8% in 2000 and 7.2% in 1999 and health care cost trend rates ranging from 7.0% to 10.0% in 2001, 2000 and 1999, decreasing to 4.5% in 2006.




                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


11.           BENEFIT PLANS - (CONTINUED)

     The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                             One-Percentage-    One-Percentage-
                                                                             Point Increase     Point Decrease
                                                                            -----------------   ---------------

Effect on total of service and interest cost components..............             $  284           $   (258)
Effect on postretirement benefit obligation..........................             $3,067           $ (2,831)


12.           TAXES

     The sources of the Company's earnings before taxes and minority interest were as follows for the year ended December 31:

                                                               2001               2000              1999
                                                           -----------        ---------          ---------
United States....................................          $  (3,202)         $  13,670          $(1,906)
Non-United States................................            121,636             94,935           81,783
                                                           ---------          ---------          -------
Earnings before taxes and minority interest......          $ 118,434          $ 108,605          $79,877
                                                           =========          =========          =======


         The provision for taxes consists of:
                                                                                        Adjustments
                                                                                            to
                                                           Current          Deferred      Goodwill         Total
                                                           -------          --------      --------         -----
Year ended December 31, 2001:
United States federal............................          $    129        $  214         $    -          $   343
State and local..................................               553             -              -              553
Non-United States................................            42,564         1,749            961           45,274
                                                           --------        ------         ------          -------
                                                           $ 43,246        $1,963         $  961          $46,170
                                                           ========        ======         ======          =======


                                                                                        Adjustments
                                                                                            to
                                                           Current          Deferred      Goodwill         Total
                                                           -------          --------      --------         -----
Year ended December 31, 2000:
United States federal............................          $    381        $ (601)        $    -          $  (220)
State and local..................................               519             -              -              519
Non-United States................................            36,123         1,052          1,036           38,211
                                                           --------        ------         ------          -------
                                                           $ 37,023        $  451         $1,036          $38,510
                                                           ========        ======         ======          =======


                                                                                        Adjustments
                                                                                            to
                                                           Current          Deferred      Goodwill         Total
                                                           -------          --------      --------         -----
Year ended December 31, 1999:
United States federal............................          $    (17)     $      -         $    -          $   (17)
State and local..................................               494             -              -              494
Non-United States................................            32,557       (10,260)         8,624           30,921
                                                           --------        ------         ------          -------
                                                           $ 33,034      $(10,260)        $8,624          $31,398
                                                           ========      ========         ======          =======


                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


12.           TAXES - (CONTINUED)

     The adjustments to goodwill during the years ending December 31, 2001, 2000 and 1999 relate to tax benefits utilized that were not previously recognized in the purchase price allocation pertaining to previous acquisitions.

     The provision for tax expense for the years ended December 31, 2001, 2000 and 1999 differed from the amounts computed by applying the United
States federal income tax rate of 35% to the earnings before taxes and minority interest as a result of the following:

                                                                   2001           2000            1999
                                                                --------        -------         --------
Expected tax.........................................           $41,453         $38,012         $27,957
United States state and local income taxes, net of
    federal income tax benefit.......................               553             519             494
Non-deductible intangible amortization...............             2,222           2,227           2,254
Change in valuation allowance........................             1,288          (3,065)           (983)
Other non-United States income taxes at other than a                373             455           1,165
    35% rate.........................................
Other, net...........................................               281             362             511
                                                                --------        -------         --------
Total provision for taxes............................           $46,170         $38,510         $31,398
                                                                =======         =======         =======



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                                       2001                  2000
                                                                     -------               -------
Deferred tax assets:
    Inventory............................................            $ 4,132               $ 2,042
    Accrued and other liabilities........................             20,339                20,466
    Deferred losses......................................              2,099                 6,524
    Accrued postretirement benefit and pension costs.....             27,928                19,451
    Net operating loss carryforwards.....................             30,317                16,499
    Other................................................              4,065                 1,942
                                                                     -------               -------
Total deferred tax assets................................             88,880                66,924
Less valuation allowance.................................            (71,081)              (49,027)
                                                                     -------               -------
Total deferred tax assets less valuation allowance.......             17,799                17,897
                                                                     -------               -------
Deferred tax liabilities:
    Inventory............................................              1,689                 1,640
    Property, plant and equipment........................             21,863                16,259
    Other................................................              5,132                 8,221
                                                                     -------               -------
Total deferred tax liabilities...........................             28,684                26,120
                                                                     -------               -------
Net deferred tax liability...............................            $10,885               $ 8,223
                                                                     =======               =======

         The Company has established valuation allowances primarily for net operating losses, deferred losses as well as postretirement and pension costs as follows as of December 31:

                                                                       2001                  2000
                                                                     -------               -------
Summary of valuation allowances:
    Cumulative net operating losses.......................           $25,762              $13,923
    Deferred loss.........................................             2,099                6,524
    Accrued postretirement and pension benefit costs......            22,880               12,765
    Other.................................................            20,340               15,815
                                                                     -------              -------
Total valuation allowance.................................           $71,081              $49,027
                                                                     =======              =======

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

12.           TAXES - (CONTINUED)

     The Company has recorded valuation allowances related to its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The 2001 net change in the valuation allowance is primarily attributable to the changes as enumerated above that are related to the increased uncertainty of the realization potential and/or increases in associated deferred tax assets.

     The potential decrease or increase of the valuation allowance in the near term is dependent on the future realizability of the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions, but primarily in the United States. A valuation allowance has been provided on the Company's net deferred tax assets related to its United States operations because of the uncertainty regarding their realizability due to the expectation that deductions from future employee stock option exercises and related tax deductions will exceed future taxable income. Deferred tax assets of $19.3 million at December 31, 2001 pertain to net operating loss carryforwards resulting from the exercise of certain employee stock options. When recognized, the tax benefit of these losses will be recorded in shareholders' equity.

     The total valuation allowances relating to acquired businesses amount to $14.3 million and $15.5 million at December 31, 2001 and 2000, respectively. The reduction for the current year is primarily attributable to the utilization of net operating losses and the expiration of the useful life of various deferred tax assets. Future reductions of these valuation allowances will continue to be credited to goodwill when realized.

     At December 31, 2001, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of $62.6 million that expire in various amounts through 2021 and other tax credits of $0.4 million that have no expiration. The Company has various U.S. state net operating losses and various foreign operating losses that expire in varying amounts through 2021.

     The Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in an adverse material impact on the Company's consolidated results of operations or financial position.

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

     As part of its efforts to reduce costs, the Company recorded charges of approximately $15.2 million, $1.4 million, and $8.0 million in 2001, 2000 and 1999, respectively, associated primarily with headcount reductions and manufacturing transfers in 2001, the close-down and consolidation of operations in 2000, and the transfer of production lines from the Americas to China and Europe, and the closure of facilities in 1999. The charges comprised primarily severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets.

     The Company also incurred losses of $4.1 million during 1999 in connection with the exit from its glass batching business based in Belgium. This amount primarily comprised severance and other costs of exiting this business. The Company completed its exit of this business by the end of 1999. These losses were offset by a gain of $3.1 million recorded in connection with an asset sale.


     A roll-forward of the Company's accrual for restructuring activities follows:

                                                    Employee       Asset         Lease
                                                     related    write-downs    termination   Other    Total
                                                     -------    -----------    -----------   -----    -----

For the year ended December 31, 2001                    (a)            (b)          (c)       (d)
Beginning of period..........................        $ 2,141     $      -         $  779    $   60   $ 2,980
Restructuring expense........................          8,848        4,721            464     1,163    15,196
Cash payments................................         (6,856)           -           (964)     (899)   (8,719)
Increase in retirement benefit obligation....         (2,114)           -              -         -    (2,114)
Non-cash write-downs of impaired assets......              -       (4,721)             -         -    (4,721)
Impact of foreign currency...................            (18)           -              -         -       (18)
                                                     -------     ---------        -------   ------   --------
End of period................................        $ 2,001     $      -         $  279    $  324   $ 2,604
                                                     =======     =========        =======   ======   ========

(a) Employee related costs include severance and early retirement costs for 350 employees, of which most employees had been terminated as of December 31, 2001. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. Operations. The remaining employee terminations and related cash outflows are expected to be completed during the first quarter of 2002.

     The increase in the Company's retirement benefit obligation represents enhanced early retirement benefits provided to terminated employees.

(b) The asset impairments primarily relate to plant and equipment, and production component disposals resulting from the exit of certain manufacturing facilities. Fair value of these assets was determined on the basis of their net realizable value on disposal. Substantially all of the impaired assets were physically disposed as of December 31, 2001.

(c) Lease termination costs primarily relate to the early termination of leases on vacated property.

(d) Other costs include expenses associated with equipment dismantling and disposal, legal costs and other exit costs.



                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


14.           COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2001:

              2002...................................          $ 15,624
              2003...................................            12,232
              2004...................................             9,602
              2005...................................             7,017
              2006...................................             5,516
              Thereafter.............................             8,730
                                                               --------
                Total................................          $ 58,721
                                                               --------

     Rent expense for operating leases amounted to $20.0 million, $21.2 million and $18.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Legal

     The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.

15.           SEGMENT REPORTING

     Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS
131. The Company has determined that there are five reportable segments:
Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. Principal U.S. Operations represent certain of the Company's marketing and producing organizations located in the United States. Principal Central European Operations primarily include the Company's German marketing and producing organizations that primarily serve the German market and, to a lesser extent, Europe. Swiss R&D and Manufacturing Operations consist of the organizations located in Switzerland that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Other Western European Operations include the Company's market organizations in Western Europe that are not included in Principal Central European Operations. The Company's market organizations are geographically focused and are responsible for all aspects of the Company's sales and service. Operating segments that exist outside these reportable segments are included in Other.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


15.           SEGMENT REPORTING - (CONTINUED)

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


                                               Principal                    Other
                                 Principal      Central      Swiss R&D     Western                 Eliminations
      For the year ended            U.S.        European      and Mfg.     European                   and
      December 31, 2001          Operations    Operations    Operations   Operations   Other(a)    Corporate(b)     Total
---------------------------      ----------    ----------    ----------   ----------  ---------    -----------   ------------

Net sales to external
   customers...............      $ 362,855     $ 185,606     $  24,044    $ 269,733   $ 305,784    $      -      $ 1,148,022
Net sales to other
   segments................         32,507        60,886       149,496       44,616     149,872     (437,377)              -
                                 ---------     ---------     ---------    ---------   ---------    ----------    -----------
Total net sales............      $ 395,362     $ 246,492     $ 173,540    $ 314,349   $ 455,656    $(437,377)    $ 1,148,022
                                 =========     =========     =========    =========   =========    ==========    ===========

Adjusted operating income..      $  31,074     $  30,432     $  40,883    $  27,517   $  46,435    $ (11,277)    $   165,064
Depreciation...............          6,762         2,283         1,880        2,962       8,520          451          22,858
Total assets...............        585,357       144,967       226,790      183,120     712,851     (663,673)      1,189,412
Purchase of property, plant
  and equipment............          7,007         4,386         3,178        3,498       8,783        6,376          33,228


                                               Principal                    Other
                                 Principal      Central      Swiss R&D     Western                 Eliminations
      For the year ended            U.S.        European      and Mfg.     European                   and
      December 31, 2000          Operations    Operations    Operations   Operations   Other(a)    Corporate(b)     Total
---------------------------      ----------    ----------    ----------   ----------  ---------    -----------   ------------

Net sales to external
  customers................      $ 367,738     $ 177,912     $  26,974    $ 256,257   $ 266,666    $       -     $ 1,095,547
Net sales to other
  segments.................         33,528        53,563       148,158       41,896     120,730     (397,875)              -
                                 ---------     ---------     ---------    ---------   ---------    ----------    -----------
Total net sales............      $ 401,266     $ 231,475     $ 175,132    $ 298,153   $ 387,396    $(397,875)    $ 1,095,547
                                 =========     =========     =========    =========   =========    ==========    ===========


Adjusted operating income..      $  38,414     $  22,881     $  38,313    $  21,979   $  32,231    $ (10,977)    $   142,841
Depreciation...............          6,692         2,364         1,962        2,803       7,488          381          21,690
Total assets...............        242,878       138,957       199,067      152,816     661,740     (507,876)        887,582
Purchase of property, plant
  and equipment............          6,289         3,123         3,068        4,226      10,798        1,800          29,304


                                               Principal                    Other
                                 Principal      Central      Swiss R&D     Western                 Eliminations
      For the year ended            U.S.        European      and Mfg.     European                   and
      December 31, 1999          Operations    Operations    Operations   Operations   Other(a)    Corporate(b)     Total
---------------------------      ----------    ----------    ----------   ----------  ---------    -----------   ------------

Net sales to external
  customers................      $ 356,400     $ 184,021     $  23,832    $ 267,426   $ 233,794    $       -     $ 1,065,473
Net sales to other
  segments.................         46,310        58,094       154,931       20,229     111,284     (390,848)              -
                                 ---------     ---------     ---------    ---------   ---------    ---------     -----------
Total net sales............      $ 402,710     $ 242,115     $ 178,763    $ 287,655   $ 345,078    $(390,848)    $ 1,065,473
                                 =========     =========     =========    =========   =========    =========     ===========

Adjusted operating income..      $  37,255     $  23,070     $  32,992    $  25,024   $  30,138    $ (24,797)    $   123,682
Depreciation...............          7,807         2,912         2,748        3,176       7,903          394          24,940
Total assets...............        217,202       139,726       158,160      146,955     624,528     (465,598)        820,973
Purchase of property, plant
  and equipment............          7,588         2,051         2,322        4,140      10,548        2,539          29,188


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



                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


15.           SEGMENT REPORTING - (CONTINUED)

     A reconciliation of adjusted operating income to earnings before taxes and minority interest for the year ended December 31 follows:

                                                 2001              2000              1999
                                                 ----              ----              ----

Adjusted operating income.............        $ 165,064         $ 142,841         $ 123,682
Amortization..........................           14,114            11,564            10,359
Interest expense......................           17,162            20,034            21,980
Other charges, net....................           15,354             2,638            10,468
Revaluation of acquisition inventories              --                 --               998
Earnings before taxes and minority            ---------         ---------         ---------
  interest............................        $ 118,434         $ 108,605         $  79,877
                                              =========         =========         =========


     The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related after-market support to a variety of customers and industries. None of these customers account for more than 3% of net sales. After-market support revenues are primarily derived from parts and services such as calibration, certification and repair, much of which is provided under contracts. A breakdown of the Company's sales by product category for the years ended December 31 follows:

                                                2001               2000               1999
                                            ---------          ----------         ----------
Weighing-related instruments.....           $ 634,834          $  624,510         $  618,716
Non-weighing instruments.........             271,519             237,501            226,434
After-market.....................             241,669             233,536            220,323
                                            ---------          ----------         ----------
Total net sales..................          $1,148,022          $1,095,547         $1,065,473
                                           ==========          ==========         ==========

     The breakdown of net sales by geographic customer destination and property, plant and equipment, net for the year ended December 31 is as follows:


                                                                             Property, plant and
                                            Net sales                           equipment, net
                          ----------------------------------------        ----------------------
                              2001          2000            1999             2001         2000
                         ----------     ----------       ---------        ---------    ---------
United States.......     $  417,886     $  411,484      $  386,452        $  41,543     $ 41,050
Other Americas......         74,020         76,522          74,701            2,157        2,222
                         ----------     ----------      ----------        ---------    ---------
Total Americas......        491,906        488,006         461,153           43,700       43,272
Germany.............        130,641        122,570         132,302           22,920       22,504
France..............        104,206         97,345          94,557            5,606        5,863
United Kingdom......         44,689         44,927          44,105            5,806        6,037
Switzerland.........         45,437         45,308          42,530           92,707       99,627
Other Europe........        185,961        168,040         174,497            5,239        5,985
                         ----------     ----------      ----------        ---------    ---------
Total Europe........        510,934        478,190         487,991          132,278      140,016
Rest of World.......        145,182        129,351         116,329           16,294       16,100
                         ----------     ----------      ----------        ---------    ---------
Totals..............     $1,148,022     $1,095,547      $1,065,473        $ 192,272    $ 199,388
                         ==========     ==========      ==========        =========    =========



                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


16.           QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended December 31, 2001 and 2000 are as follows:


                                           First             Second             Third            Fourth
                                           Quarter           Quarter (a)        Quarter          Quarter (a)
                                           -------           -----------        -------          -----------
2001
 Net sales ........................        $  265,644        $ 279,033          $ 285,064        $ 318,281
 Gross profit......................           118,310          126,849            131,024          152,699
 Net earnings......................        $   14,498        $   6,682          $  20,384        $  30,700

Basic earnings per common share....             $0.37            $0.17              $0.51            $0.72
Diluted earnings per common share..             $0.34            $0.16              $0.48            $0.69

 Market price per share:                       $53.92           $52.20             $49.20           $51.98
   High............................            $36.50           $37.95             $37.00           $39.98
   Low.............................

 2000
 Net sales ........................        $  259,116        $ 268,558          $ 270,003        $ 297,870
 Gross profit......................           114,241          119,586            120,684          140,851
 Net earnings......................        $   11,754        $  17,931          $  17,134        $  23,300

Basic earnings per common share....             $0.30            $0.46              $0.44            $0.59
Diluted earnings per common share..             $0.28            $0.43              $0.41            $0.55

 Market price per share:
   High............................            $44.50           $45.75             $48.81           $56.00
   Low.............................            $31.81           $30.00             $37.75           $39.50


(a) The financial data for the second quarter of 2001 includes a charge of $14.6 million primarily related to headcount reductions and manufacturing transfers (Note 13). The financial data for the fourth quarter of 2000 includes a charge of $1.4 million related to the close-down and consolidation of operations.


SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

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

-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------
                                                                                        Note (A)

Accounts Receivable- allowance for doubtful accounts:

     Year ended
       December 31, 2001              9,097               996                 -              643             9,450

     Year ended
       December 31, 2000              9,827             1,008                 -            1,738             9,097

     Year ended
       December 31, 1999              9,443             1,867                 -            1,483             9,827
-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------

Note A
  Represents excess of uncollectable balances written off over recoveries of accounts previously written off. Additionally, amounts are net of foreign currency translation effect of $(244), $(253) and $(691) for the years ended December 31, 2001, 2000, and 1999, respectively.