Form 10-Q
period 2002-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2002-05-14
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

Commission File Number 1-13595

                     Mettler-Toledo International Inc.
            --------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                                 13-3668641
    -----------------------------------     -----------------------------------
      (State or other jurisdiction of       (IRS Employer Identification No.)
      Incorporation or organization)

       Im Langacher, P.O. Box MT-100
      CH 8606 Greifensee, Switzerland
------------------------------------------               ----------------------
 (Address of principal executive offices)                (Zip Code)


                               41-1-944-22-11
           -----------------------------------------------------
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

The Registrant had 44,173,850 shares of Common Stock outstanding at March 31, 2002.

                     METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Consolidated Financial Statements:
  Interim Consolidated Balance Sheets as of March 31, 2002                3
  and December 31, 2001

  Interim Consolidated Statements of Operations for the three             4
    months ended March 31, 2002 and 2001

  Interim Consolidated Statements of Shareholders' Equity                 5
    for the three months ended March 31, 2002 and 2001

  Interim Consolidated Statements of Cash Flows for the three             6
    months ended March 31, 2002 and 2001

  Notes to the Interim Consolidated Financial Statements                  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      14
AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       18

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                18

ITEM 2.  CHANGES IN SECURITY                                              18

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                   18

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              18

ITEM 5.  OTHER INFORMATION                                                18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 18

Signature                                                                 19

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                 METTLER-TOLEDO INTERNATIONAL INC.

                                INTERIM CONSOLIDATED BALANCE SHEETS
                             AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                        2002           2001
                                                                                   ------------    -------------
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                      $   23,461       $   27,721
     Trade accounts receivable, net                                                    221,090          227,295
     Inventories, net                                                                  141,246          145,621
     Other current assets and prepaid expenses                                          38,016           31,121
                                                                                   ------------    -------------
         Total current assets                                                          423,813          431,758
Property, plant and equipment, net                                                     190,352          192,272
Excess of cost over net assets acquired, net                                           401,895          384,947
Other intangible assets                                                                131,980          126,524
Other assets                                                                            55,607           53,911
                                                                                   ------------    -------------
         Total assets                                                               $1,203,647       $1,189,412
                                                                                   ============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                         $   54,384       $   66,327
     Accrued and other liabilities                                                     122,442          111,284
     Accrued compensation and related items                                             33,487           47,702
     Taxes payable                                                                      75,581           72,035
     Short-term borrowings and current maturities of long-term debt                     50,256           50,239
                                                                                   ------------    -------------
         Total current liabilities                                                     336,150          347,587
Long-term debt                                                                         318,353          309,479
Non-current deferred taxes                                                              23,937           25,053
Other non-current liabilities                                                          117,984          119,109
                                                                                   ------------    -------------
         Total liabilities                                                             796,424          801,228

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                -                -
     Common stock, $0.01 par value per share; authorized 125,000,000 shares;
         issued 44,173,850 and 44,145,742 shares at March 31, 2002 and
         December 31, 2001                                                                 441              441
     Additional paid-in capital                                                        456,557          455,684
     Retained earnings                                                                  22,631            3,957
     Accumulated other comprehensive loss                                              (72,406)         (71,898)
                                                                                   ------------    -------------
         Total shareholders' equity                                                    407,223          388,184
Commitments and contingencies                                                                -                -
                                                                                   ------------    -------------
         Total liabilities and shareholders' equity                                 $1,203,647       $1,189,412
                                                                                   ============    =============


          The accompanying notes are an integral part of these interim consolidated financial statements.



                             METTLER-TOLEDO INTERNATIONAL INC.

                       INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                         THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           MARCH 31        MARCH 31
                                                                             2002            2001
                                                                         -----------     -----------
                                                                         (UNAUDITED)     (UNAUDITED)

Net sales                                                                $  272,957      $  265,644
Cost of sales                                                               147,820         147,334
                                                                         -----------     -----------
     Gross profit                                                           125,137         118,310

Research and development                                                     16,757          14,807
Selling, general and administrative                                          75,824          73,196
Amortization                                                                  1,774           3,212
Interest expense                                                              4,391           4,783
Other (income) charges, net                                                    (286)              7
                                                                         -----------     -----------
     Earnings before taxes                                                   26,677          22,305
Provision for taxes                                                           8,003           7,807
                                                                         -----------     -----------
     Net earnings                                                        $   18,674      $   14,498
                                                                         ===========     ===========

Basic earnings per common share:
     Net earnings                                                             $0.42           $0.37
     Weighted average number of common shares                            44,173,850      39,716,936

Diluted earnings per common share:
     Net earnings                                                             $0.41           $0.34
     Weighted average number of common shares                            45,517,058      42,539,345


    The accompanying notes are an integral part of these interim consolidated financial statements.



                                         METTLER-TOLEDO INTERNATIONAL INC.

                              INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                 (UNAUDITED)


                                                                                  RETAINED         ACCUMULATED
                                           COMMON STOCK          ADDITIONAL       EARNINGS/           OTHER
                                  -------------------------        PAID-IN       ACCUMULATED     COMPREHENSIVE
                                   SHARES          AMOUNT          CAPITAL         DEFICIT            LOSS           TOTAL
                                   ------          ------          -------         -------            ----           -----

Balance at December 31, 2001       44,145,742        $441         $455,684         $   3,957        $(71,898)       $388,184
Exercise of stock options              28,108           -              873                 -               -             873
Comprehensive income:
    Net earnings                            -           -                -            18,674               -          18,674
    Unrealized gain on cash-flow
        hedging instruments                 -           -                -                 -             353             353
    Change in currency
        translation adjustment              -           -                -                 -            (861)           (861)
                                                                                                                    ---------
Comprehensive income                                                                                                  18,166
                                 ------------     ---------      -----------     -------------     -----------      ---------
Balance at March 31, 2002          44,173,850        $441         $456,557         $  22,631        $(72,406)       $407,223
                                 ============     =========      ===========     =============     ===========      =========

Balance at December 31, 2000       39,372,873        $393         $294,558          $(68,307)       $(47,804)       $178,840
Exercise of stock options             344,063           3            4,904                 -               -           4,907
Comprehensive income:
    Net earnings                            -           -                -            14,498               -          14,498
    Unrealized loss on cash-flow
        hedging instruments                 -           -                -                 -          (2,268)         (2,268)
    Change in currency
        translation adjustment              -           -                -                 -          (3,105)         (3,105)
                                                                                                                    ---------
Comprehensive income                                                                                                   9,125
                                 ------------     ---------      -----------     -------------     -----------      ---------
Balance at March 31, 2001          39,716,936        $396         $299,462          $(53,809)       $(53,177)       $192,872
                                 ============     =========      ===========     =============     ===========      =========


          The accompanying notes are an integral part of these interim consolidated financial statements.



                                    METTLER-TOLEDO INTERNATIONAL INC.

                             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                           (IN THOUSANDS)


                                                                                   MARCH 31,       MARCH 31,
                                                                                     2002            2001
                                                                                  ----------      ----------
                                                                                  (UNAUDITED)     (UNAUDITED)

Cash flow from operating activities:
     Net earnings                                                                  $ 18,674        $ 14,498
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                 5,967           5,646
         Amortization                                                                 1,774           3,212
         Other                                                                          (59)           (826)
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                               3,960             343
         Inventories                                                                  4,134          (6,557)
         Other current assets                                                        (2,631)         (3,978)
         Trade accounts payable                                                     (13,117)        (12,351)
         Accruals and other liabilities, net(a)                                      (7,088)          2,197
                                                                                  ----------      ----------
           Net cash provided by operating activities                                 11,614           2,184
                                                                                  ----------      ----------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                                 38           1,711
     Purchase of property, plant and equipment                                       (9,333)         (6,086)
     Acquisitions                                                                   (16,483)           (934)
                                                                                  ----------      ----------
           Net cash used in investing activities                                    (25,778)         (5,309)
                                                                                  ----------      ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                        31,274          29,618
     Repayments of borrowings                                                       (21,595)        (29,500)
     Proceeds from issuance of common stock                                             873           4,907
                                                                                  ----------      ----------
           Net cash provided by financing activities                                 10,552           5,025
                                                                                  ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                           (648)           (640)
                                                                                  ----------      ----------

Net increase (decrease) in cash and cash equivalents                                 (4,260)          1,260

Cash and cash equivalents:
     Beginning of period                                                           $ 27,721        $ 21,725
                                                                                  ----------      ----------
     End of period                                                                 $ 23,461        $ 22,985
                                                                                  ==========      ==========

(a)  Accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $2.0 million in 2002 and $2.9 million in 2001.



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

     The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 should be read in conjunction with the December 31, 2001 and 2000 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using the first in, first out (FIFO) method.


     Inventories consisted of the following at March 31, 2002 and December 31, 2001:

                                                 March 31,       December 31,
                                                   2002              2001
                                             ---------------    ---------------

        Raw materials and parts                 $   72,416         $   70,392
        Work in progress                            30,220             28,433
        Finished goods                              38,610             46,796
                                             ---------------    ---------------
                                                $  141,246         $  145,621
                                             ===============    ===============

OTHER INTANGIBLE ASSETS

     The components of other intangible assets are as follows:

                                                 March 31,       December 31,
                                                   2002              2001
                                             ---------------    ---------------

        Customer relationships                  $   70,955         $   67,383
        Tradename                                   23,327             22,434
        Intellectual property license               19,905             19,905
        Proven technology and patents               19,138             17,352
                                             ---------------    ---------------
                                                $  133,325         $  127,074
        Less accumulated amortization               (1,345)              (550)
                                             ---------------    ---------------
        Total other intangible assets, net      $  131,980         $  126,524
                                             ===============    ===============


     Other intangible assets substantially relate to the acquisition of Rainin Instrument, LLC. The annual aggregate amortization expense based on the current balance of other intangible assets for the next five years is estimated at $3.4 million.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

EARNINGS PER COMMON SHARE

     As described in Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 4,442,425 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the three month periods ended March 31, 2002 and 2001, respectively.


                                           March 31,               March 31,
                                             2002                    2001
                                       ----------------        ----------------

         Three months ended               1,343,208               2,822,409


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which eliminates the pooling of interests method of accounting for all business combinations initiated after June 30, 2001, and also provides new criteria for recognizing acquired intangible assets separately from goodwill. The Company has adopted this Standard for business combinations initiated after June 30, 2001.

     As of January 1, 2002 the Company has adopted Statements of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. This Statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of the Statement and on an annual basis going forward. In addition, any goodwill arising from acquisitions completed after June 30, 2001 is not amortized. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of the Statement will increase our net earnings by $6.5 million and our diluted earnings per share by $0.15 on an annual basis, or $0.14 adjusting for additional shares issued in connection with our acquisition of Rainin Instrument LLC. A reconciliation of reported net earnings to adjusted net earnings before amortization of goodwill is as follows:

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                  (In thousands unless otherwise stated)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

          Three months ended March 31:             2002          2001
                                                   ----          ----
          Net earnings:
          Reported.........................      $ 18,674      $ 14,498
          Goodwill amortization............             -         1,607
                                                 --------      --------
          Adjusted.........................      $ 18,674      $ 16,105
                                                 ========      ========

          Diluted earnings per share:
          Reported.........................         $0.41         $0.34
          Goodwill amortization............             -          0.03
                                                    -----         -----
          Adjusted.........................         $0.41         $0.37
                                                    =====         =====

     SFAS 142 requires that goodwill be subject to annual impairment tests using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of impairment if any. The Company has completed its impairment review under SFAS 142 and has determined that there is no impact on the Company's financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of January 1, 2002. Such adoption had no impact on the Company's financial position or results of operations.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)

3.   BUSINESS COMBINATIONS

     During the three months ended March 31, 2002, the Company spent approximately $16.5 million on acquisitions, including the acquisition of SofTechnics Inc. and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. SofTechnics is a leading provider of in-store retail item management software solutions. Goodwill recognized in connection with these acquisition payments totaled $15.1 million, which is primarily included in the Company's Principle U.S. Operations segment as depicted in Note 5 to these interim consolidated financial statements and is expected to be fully deductible for tax purposes. The Company may be required to make additional earn-out payments based upon the achievement of certain financial performance levels relating to certain of these acquisitions in the future. The fair value of any earn-out payments will be recorded as additional consideration of the acquired enterprise and recorded as goodwill and evaluated for impairment, when such payments are deemed issuable to the sellers.

     As discussed more fully in Note 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001, the Company acquired Rainin Instrument, LLC in November 2001 for approximately $294.2 million.

     The following summarized unaudited pro forma information assumes the acquisition of Rainin occurred on January 1, 2001. The pro forma data reflects adjustments directly related to the acquisition, and does not include adjustments that may arise as a consequence of the acquisition. Accordingly, the unaudited pro forma information does not purport to be indicative of what the Company's combined results of operations would actually have been had the acquisition occurred on January 1, 2001 or to project the Company's combined results of operations for any future periods.

         Three months ended March 31:                    2002        2001
                                                         ----        ----
         Net sales:
            As reported..........................     $272,957     $265,644
            Pro forma............................      272,957      283,647
                                                      ========     ========
         Net earnings:
            As reported..........................     $ 18,674      $14,498
            Pro forma............................       18,674       15,196
                                                      ========     ========
         Basic earnings per common share:
            As reported..........................        $0.42        $0.37
            Pro forma............................         0.42         0.35
                                                         =====        =====
         Diluted earnings per common share:
            As reported..........................        $0.41        $0.34
            Pro forma............................         0.41         0.33
                                                         =====        =====

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

     A roll-forward of the Company's accrual for restructuring activities follows:


For the three months ended                         Employee        Lease
March 31, 2002                                     related      termination     Other       Total
--------------                                     -------      -----------     -----       -----
                                                     (a)            (b)          (c)

Balance at December 31, 2001...............          $ 2,001           $279        $324     $2,604
Cash payments..............................           (1,340)             -        (188)    (1,528)
                                                     -------           ----       -----    -------
Balance at March 31, 2002..................          $   661           $279        $136     $1,076
                                                     =======           ====        ====     ======

(a) Employee related costs comprise mainly severance costs in connection with headcount reductions announced during 2001. These employee terminations and related cash outflows were substantially complete by March 31, 2002.

(b) Lease termination costs primarily relate to the early termination of leases on vacated property.

(c) Other costs include expenses associated with equipment dismantling and disposal and other exit costs.


5.   SEGMENT REPORTING

     The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments:


                                               Principal                  Other
        For the period           Principal      Central     Swiss R&D    Western               Eliminations
      January 1, 2002 to            U.S.        European     and Mfg.    European                   and
        March 31, 2002           Operations    Operations   Operations  Operations   Other(a)  Corporate(b)   Total
  --------------------------  -------------- ------------- ------------ ----------- ---------- -------------- -----

Net sales to external
customers...................      $ 97,037       $36,505     $ 5,358      $60,769    $ 73,288    $       -    $272,957

Net sales to other segments.         8,326        12,538      28,914       10,166      30,041      (89,985)          -
                                  --------       -------     -------      -------    --------    ---------    --------

Total net sales.............      $105,363       $49,043     $34,272      $70,935    $103,329     $(89,985)   $272,957
                                  ========       =======     =======      =======    ========    =========    ========

Adjusted operating income...      $ 12,134       $ 3,437     $ 6,237      $ 3,260    $ 10,092    $  (2,604)   $ 32,556

Goodwill, net                     $237,322       $13,660     $13,401      $53,557    $ 83,955    $       -    $401,895



                                               Principal                  Other
        For the period           Principal      Central     Swiss R&D    Western               Eliminations
      January 1, 2001 to            U.S.        European     and Mfg.    European                  and
        March 31, 2001           Operations    Operations   Operations  Operations   Other(a)   Corporate(b)  Total
  --------------------------  -------------- ------------- ------------ ----------- ---------- -------------- -----

Net sales to external
customers...................       $83,730       $46,138      $ 6,890     $65,408    $63,478     $       -    $265,644

Net sales to other segments.         6,609        13,738       35,062      10,061     35,797      (101,267)          -
                                   -------       -------      -------     -------    -------     ---------     -------

Total net sales.............       $90,339       $59,876      $41,952     $75,469    $99,275     $(101,267)    265,644
                                   =======       =======      =======     =======    =======     =========    ========

Adjusted operating income...       $ 2,663       $ 6,617      $ 9,156     $ 4,651    $ 7,614     $    (394)   $ 30,307



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


     A reconciliation of adjusted operating income to earnings before taxes follows:

                                        For the period         For the period
                                      January 1, 2002 to    January 1, 2001 to
                                        March 31, 2002         March 31, 2001
                                      ------------------    ------------------
Adjusted operating income.........          $32,556               $30,307
Amortization......................            1,774                 3,212
Interest expense..................            4,391                 4,783
Other (income) charges, net.......             (286)                    7
                                            -------               -------
Earnings before taxes.............          $26,677               $22,305
                                            =======               =======



                   --------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

GENERAL

     Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

RESULTS OF OPERATIONS

     Net sales were $273.0 million for the three months ended March 31, 2002 compared to $265.6 million for the corresponding period in the prior year. This represents an increase of 5% in local currencies. Results were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars increased 3%.

     Net sales by geographic customer location were as follows: Net sales in Europe decreased 7% in local currencies during the three months ended March 31, 2002 versus the corresponding period in the prior year reflecting weak sales performance across most product lines, particularly in Germany. In particular, we are experiencing a decrease in sales of our European retail products after the introduction of the euro currency. The Company expects that sales of European retail products will decrease significantly for the remainder of 2002 versus 2001. Net sales in local currencies during the three month period in the Americas increased 16% as compared to the corresponding period in 2001, principally due to the acquisition of Rainin Instrument in 2001. Net sales in local currencies during the three month period in Asia and other markets increased 11% compared to the same period in the prior year. The results of our business in Asia and other markets during the three months ending March 31, 2002 primarily reflect strong sales performance throughout the region, particularly China.

     We acquired Rainin Instrument in November 2001. Assuming we had acquired Rainin at the beginning of 2001, the acquisition would have added approximately $18.0 million or 7% of sales to 2001 and $4.7 million of Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and other charges, net) on a pro forma basis.

     Our sales decline in Europe was primarily due to a deterioration in economic conditions, as well as a decrease in sales of our European retail products after the introduction of the euro currency. In the Americas, there has been no sign to date of an economic recovery benefiting the markets for our products, in particular those markets sensitive to manufacturing output. To the extent that economic conditions significantly deteriorate in these or other parts of the world, our sales growth and profitability may be adversely affected.

     Gross profit as a percentage of net sales increased to 45.8% for the three months ended March 31, 2002, compared to 44.5% for the corresponding period in the prior year. This increase is primarily related to changes in our sales mix, as well as benefits from various cost savings initiatives.

     Research and development expenses as a percentage of net sales increased to 6.1% for the three months ended March 31, 2002, compared to 5.6% for the corresponding period in the prior year. We continue to make significant investments in research and development, which increased 15% in local currencies for the three months ended March 31, 2002.

     Selling, general and administrative expenses as a percentage of net sales increased to 27.8% for the three months ended March 31, 2002, compared to 27.6% for the corresponding period in the prior year primarily due to changes in our sales mix and our reduced sales volume in Europe.

     Adjusted Operating Income increased 7% to $32.6 million, or 11.9% of net sales, for the three months ended March 31, 2002, compared to $30.3 million, or 11.4% of net sales, for the corresponding period in the prior year. The increased operating margin reflects the previously described benefits of the Rainin acquisition as well as our continuous efforts to improve productivity. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

     We expect to record a pre-tax restructuring charge of between $22 million and $24 million during the quarter ended June 30, 2002, of which approximately two-thirds will reflect cash payments. The charge will primarily comprise severance payments related to work force reductions and other costs associated with consolidating manufacturing.

     Interest expense decreased to $4.4 million for the three months ended March 31, 2002, compared to $4.8 million for the corresponding period in the prior year. The decrease was principally due to reduced borrowing rates.

     The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the three months ended March 31, 2002 was approximately 30% compared with 35% in 2001. This reduction reflects the effect of several recently implemented tax initiatives. In addition, we expect to record a one-time gain estimated at approximately $20 million during the three months ended June 30, 2002.

     Net earnings increased 29% to $18.7 million for the three months ended March 31, 2002, compared to net earnings of $14.5 million, for the corresponding period in the prior years. Adjusting for the adoption of SFAS 142, net earnings increased 16% over 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $11.6 million for the three months ended March 31, 2002, compared to $2.2 million for the same period in 2001. The increase in 2002 resulted principally from increased Adjusted Operating Income and improved working capital management. Cash provided by operating activities includes payments for restructuring, and certain acquisition integration activities. These amounts totaled $2.0 million, and $2.9 million for the three months ended March 31, 2002 and 2001 respectively.

     During the three months ended March 31, 2002, we spent approximately $16.5 million on acquisitions, including additional consideration related to earn-out periods associated with acquisitions consummated in prior years. These purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness. In addition, we may make additional earn-out payments relating to certain of these and previous year acquisitions in the future.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $9.3 million and $6.1 million during the first three months of 2002 and 2001 respectively. The increase in 2002 is principally due to spending associated with Rainin's new facility in California, USA. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     At March 31, 2002, our consolidated debt, net of cash, was $345.1 million. We had borrowings of $349.0 million under our credit agreement and $19.6 million under various other arrangements as of March 31, 2002. Of our credit agreement borrowings, approximately $86.3 million was borrowed as term loans scheduled to mature in 2004 and $262.7 million was borrowed under a multi-currency revolving credit facility. At March 31, 2002, we had $137.9 million of availability remaining under the revolving credit facility.

     At March 31, 2002, approximately $293.3 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $75.3 million at March 31, 2002. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

     Under the credit agreement, amounts outstanding under the term loans are payable in quarterly installments. In addition, the credit agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The credit agreement imposes certain restrictions on us and our subsidiaries, including restrictions and limitations on the ability to pay dividends to our shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. We must also comply with several financial and other covenants.

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

     These forward-looking statements are subject to a number of risks and uncertainties, certain of which are beyond our control, which could cause our actual results to differ materially from historical results or those anticipated. Certain of these risks and uncertainties have been identified in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2001. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2002, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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


                                       Mettler-Toledo International Inc.

Date: May 14, 2002                     By:  /s/  William P. Donnelly
                                            ------------------------

                                         William P. Donnelly
                                         Vice President and
                                         Chief Financial Officer