Form 10-Q
period 2002-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2002-08-14
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

Commission File Number 1-13595

                     Mettler-Toledo International Inc.
         --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                   Delaware                              13-3668641
     -----------------------------------   ------------------------------------
       (State or other jurisdiction of       (IRS Employer Identification No.)
       Incorporation or organization)

        Im Langacher, P.O. Box MT-100
       CH 8606 Greifensee, Switzerland
     -----------------------------------            ---------------------------
  (Address of principal executive offices)           (Zip Code)


                               41-1-944-22-11
         --------------------------------------------------------
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

The Registrant had  44,208,274  shares of Common Stock  outstanding at June
30, 2002.

                     METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                   Page No.
                                                                   --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Consolidated Financial Statements:
    Interim Consolidated Balance Sheets as of June 30, 2002            3
      and December 31, 2001

    Interim Consolidated Statements of Operations for the six          4
      months ended June 30, 2002 and 2001

    Interim Consolidated Statements of Operations for the three        5
      months ended June 30, 2002 and 2001

    Interim Consolidated Statements of Shareholders' Equity            6
      for the six months ended June 30, 2002 and 2001

    Interim Consolidated Statements of Cash Flows for the six          7
      months ended June 30, 2002 and 2001

    Notes to the Interim Consolidated Financial Statements             8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL             16
CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                21
MARKET RISK

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             21

ITEM 2.  CHANGES IN SECURITY                                           21

ITEM 3.  DEFAULT UPON SENIOR SECURITIES                                21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           21

ITEM 5.  OTHER INFORMATION                                             21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              22

Signature                                                              23

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     METTLER-TOLEDO INTERNATIONAL INC.

                    INTERIM CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 2002 AND DECEMBER 31, 2001
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                        2002           2001
                                                                                        ----           ----
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                     $    23,875      $    27,721
     Trade accounts receivable, net                                                    230,071          227,295
     Inventories, net                                                                  153,844          145,621
     Other current assets and prepaid expenses                                          42,151           31,121
                                                                                   ------------    -------------
         Total current assets                                                          449,941          431,758
Property, plant and equipment, net                                                     211,491          192,272
Excess of cost over net assets acquired, net                                           411,779          384,947
Other intangible assets                                                                131,134          126,524
Other assets                                                                            54,014           53,911
                                                                                   ------------    -------------
         Total assets                                                              $ 1,258,359      $ 1,189,412
                                                                                   ============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                        $    58,313      $    66,327
     Accrued and other liabilities                                                     150,846          111,284
     Accrued compensation and related items                                             38,058           47,702
     Taxes payable                                                                      52,754           72,035
     Short-term borrowings and current maturities of long-term debt                     50,439           50,239
                                                                                   ------------    -------------
         Total current liabilities                                                     350,410          347,587
Long-term debt                                                                         304,444          309,479
Non-current deferred taxes                                                              26,403           25,053
Other non-current liabilities                                                          125,944          119,109
                                                                                   ------------    -------------
         Total liabilities                                                             807,201          801,228

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                -                -
     Common stock, $0.01 par value per share; authorized 125,000,000 shares;
         issued 44,208,274 and 44,145,742 shares at June 30, 2002 and
         December 31, 2001                                                                 442              441
     Additional paid-in capital                                                        456,947          455,684
     Retained earnings                                                                  50,109            3,957
     Accumulated other comprehensive loss                                              (56,340)         (71,898)
                                                                                   ------------    -------------
         Total shareholders' equity                                                    451,158          388,184
Commitments and contingencies                                                                -                -
                                                                                   ------------    -------------
         Total liabilities and shareholders' equity                                $ 1,258,359      $ 1,189,412
                                                                                   ============    =============


        The accompanying notes are an integral part of these interim consolidated financial statements.


                     METTLER-TOLEDO INTERNATIONAL INC.

               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JUNE 30,         JUNE 30,
                                                                        2002             2001
                                                                        ----             ----
                                                                     (UNAUDITED)      (UNAUDITED)

Net sales                                                            $  569,411        $  544,677
Cost of sales                                                           303,192           299,518
                                                                     -----------     -------------
     Gross profit                                                       266,219           245,159

Research and development                                                 34,461            30,310
Selling, general and administrative                                     158,179           144,124
Amortization                                                              3,675             6,237
Interest expense                                                          8,746             9,346
Other charges, net   (see Note 4)                                        28,269            15,297
                                                                     -----------     -------------
     Earnings before taxes                                               32,889            39,845
Provision (benefit) for taxes   (see Note 5)                            (13,263)           18,665
                                                                     -----------     -------------
     Net earnings                                                    $   46,152         $  21,180
                                                                     ===========     =============

Basic earnings per common share:
     Net earnings                                                         $1.04             $0.53
     Weighted average number of common shares                        44,191,062        39,914,687

Diluted earnings per common share:
     Net earnings                                                         $1.02             $0.50
     Weighted average number of common shares                        45,463,374        42,505,268



   The accompanying notes are an integral part of these interim consolidated financial statements.


                     METTLER-TOLEDO INTERNATIONAL INC.

               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        JUNE 30,        JUNE 30,
                                                                         2002            2001
                                                                         ----            ----
                                                                      (UNAUDITED)     (UNAUDITED)

Net sales                                                               $296,454        $279,033
Cost of sales                                                            155,372         152,184
                                                                      -----------     -----------
     Gross profit                                                        141,082         126,849

Research and development                                                  17,704          15,503
Selling, general and administrative                                       82,355          70,928
Amortization                                                               1,901           3,025
Interest expense                                                           4,355           4,563
Other charges, net    (see Note 4)                                        28,555          15,290
                                                                      -----------     -----------
     Earnings before taxes                                                 6,212          17,540
Provision (benefit) for taxes    (see Note 5)                            (21,266)         10,858
                                                                      -----------     -----------
     Net earnings                                                       $ 27,478         $ 6,682
                                                                      ===========     ===========

Basic earnings per common share:
     Net earnings                                                          $0.62           $0.17
     Weighted average number of common shares                         44,208,274      40,112,438

Diluted earnings per common share:
     Net earnings                                                          $0.61           $0.16
     Weighted average number of common shares                         45,409,690      42,472,310



        The accompanying notes are an integral part of these interim consolidated financial statements.


                     METTLER-TOLEDO INTERNATIONAL INC.

          INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                (UNAUDITED)



                                                                                   RETAINED        ACCUMULATED
                                           COMMON STOCK           ADDITIONAL       EARNINGS /         OTHER
                                  ---------------------------      PAID-IN       (ACCUMULATED     COMPREHENSIVE
                                   SHARES          AMOUNT          CAPITAL          DEFICIT)          LOSS           TOTAL
                                   ------          ------          -------          --------          ----           -----

Balance at December 31, 2001       44,145,742        $441        $ 455,684          $  3,957       $  (71,898)     $388,184
Exercise of stock options              62,532           1            1,263                 -                -         1,264
Comprehensive income:
    Net earnings                            -           -                -            46,152                -        46,152
    Unrealized loss on cash-flow
        hedging instruments                 -           -                -                 -           (2,097)       (2,097)
    Change in currency
        translation adjustment              -           -                -                 -           17,655        17,655
                                                                                                                   ---------
Comprehensive income                                                                                                 61,710
                                 ------------     ---------      -----------     -------------     -----------     ---------
Balance at June 30, 2002           44,208,274        $442        $ 456,947          $ 50,109       $  (56,340)     $451,158
                                 ============     =========      ===========     =============     ===========     =========

Balance at December 31, 2000       39,372,873        $393        $ 294,558          $(68,307)      $  (47,804)     $178,840
Exercise of stock options             739,565           7            8,936                 -                -         8,943
Comprehensive income:
    Net earnings                            -           -                -            21,180                -        21,180
    Unrealized loss on cash-flow
        hedging instruments                 -           -                -                 -           (1,689)       (1,689)
    Change in currency
        translation adjustment              -           -                -                 -           (5,657)       (5,657)
                                                                                                                   ---------
Comprehensive income                                                                                                 13,834
                                 ------------     ---------      -----------     -------------     -----------     ---------
Balance at June 30, 2001           40,112,438        $400        $ 303,494          $ (47,127)     $  (55,150)     $201,617
                                 ============     =========      ===========     =============     ===========     =========



        The accompanying notes are an integral part of these interim consolidated financial statements.


                     METTLER-TOLEDO INTERNATIONAL INC.

               INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                               (IN THOUSANDS)

                                                                              JUNE 30,       JUNE 30,
                                                                                2002           2001
                                                                                ----           ----
                                                                            (UNAUDITED)    (UNAUDITED)

Cash flow from operating activities:
     Net earnings                                                             $46,152         $21,180
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                          12,188          11,367
         Amortization                                                           3,675           6,237
         Other                                                                     67            (704)
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                         8,279            (672)
         Inventories                                                              304          (4,469)
         Other current assets                                                  (4,436)         (4,762)
         Trade accounts payable                                               (11,984)        (17,841)
         Accruals and other liabilities, net(a)                                (9,766)         19,336
                                                                            ----------      ----------
           Net cash provided by operating activities                           44,479          29,672
                                                                            ----------      ----------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                          225           1,917
     Purchase of property, plant and equipment                                (17,778)        (15,166)
     Acquisitions                                                             (19,272)           (934)
                                                                            ----------      ----------
           Net cash used in investing activities                              (36,825)        (14,183)
                                                                            ----------      ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                  37,882          43,555
     Repayments of borrowings                                                 (49,482)        (65,905)
     Proceeds from issuance of common stock                                     1,264           8,943
                                                                            ----------      ----------
           Net cash used in financing activities                              (10,336)        (13,407)
                                                                            ----------      ----------

Effect of exchange rate changes on cash and cash equivalents                   (1,164)           (595)
                                                                            ----------      ----------

Net increase (decrease) in cash and cash equivalents                           (3,846)          1,487

Cash and cash equivalents:
     Beginning of period                                                     $ 27,721         $21,725
                                                                            ----------      ----------
     End of period                                                           $ 23,875         $23,212
                                                                            ==========      ==========

(a) Accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $4.1 million in 2002 and $5.9 million in 2001.


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

     The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2002 and for the six and three month periods ended June 30, 2002 and 2001 should be read in conjunction with the December 31, 2001 and 2000 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the six and three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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


     Inventories consisted of the following at June 30, 2002 and December 31, 2001:

                                              June 30,        December 31,
                                                2002              2001
                                          ---------------    ---------------

          Raw materials and parts               $77,168            $70,392
          Work in progress                       31,850             28,433
          Finished goods                         44,826             46,796
                                          ---------------    ---------------
                                               $153,844           $145,621
                                          ===============    ===============

INTANGIBLE ASSETS

     As of January 1, 2002 the Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. This Statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of SFAS 142 and on an annual basis going forward. In addition, any goodwill arising from acquisitions completed after June 30, 2001 is not amortized. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS 142 will increase our net earnings by $6.5 million and our diluted earnings per share by $0.15 on an annual basis, or $0.14 adjusting for additional shares issued in connection with our acquisition of Rainin Instrument LLC. The reconciliations of reported net earnings to adjusted net earnings before amortization of goodwill for the periods ended June 30 are as follows:


                                               Three months ended         Six months ended
                                               2002           2001        2002          2001
                                               ----           ----        ----          ----

    Net earnings:
    Reported.........................        $27,478        $ 6,682     $ 46,152      $ 21,180
    Goodwill amortization............              -          1,602            -         3,209
                                             -------        -------     --------      --------
    Adjusted.........................        $27,478        $ 8,284     $ 46,152      $ 24,389
                                             =======        =======     ========      ========

    Diluted earnings per share:
    Reported.........................          $0.61          $0.16        $1.02         $0.50
    Goodwill amortization............              -           0.04            -          0.07
                                             -------        -------     --------      --------
    Adjusted.........................          $0.61          $0.20        $1.02         $0.57
                                             =======        =======     ========      ========


                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)


     SFAS 142 requires that goodwill be subject to annual impairment tests using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of impairment if any. The Company has completed its impairment review under SFAS 142 and has determined that there is no impact on the Company's financial position and results of operations.

     The components of other intangible assets are as follows:

                                                     June 30,        December 31,
                                                       2002              2001
                                                 ---------------    ---------------

       Customer relationships                         $ 70,955           $ 67,383
       Tradename                                        23,327             22,434
       Intellectual property license                    19,905             19,905
       Proven technology and patents                    19,138             17,352
                                                 ---------------    ---------------
                                                       133,325            127,074
       Less accumulated amortization                    (2,191)              (550)
                                                 ---------------    ---------------
       Total other intangible assets, net             $131,134           $126,524
                                                 ===============    ===============


     Other intangible assets substantially relate to the acquisition of Rainin Instrument, LLC. The annual aggregate amortization expense based on the current balance of other intangible assets for the next five years is estimated at $3.4 million.



EARNINGS PER COMMON SHARE


     As described in Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 4,389,835 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the six and three month periods ended June 30, 2002 and 2001, respectively.

                                        June 30,                June 30,
                                          2002                    2001
                                    ----------------        ----------------

         Six months ended                1,272,312               2,590,581
         Three months ended              1,201,416               2,359,872

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

3.   BUSINESS COMBINATIONS

     During the six months ended June 30, 2002, the Company spent approximately $19.3 million on acquisitions, including the acquisition of SofTechnics Inc. and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. SofTechnics is a leading provider of in-store retail item management software solutions. Goodwill recognized in connection with these acquisition payments totaled $17.7 million, which is primarily included in the Company's Principal U.S. Operations segment as depicted in Note 6 to these interim consolidated financial statements and is expected to be fully deductible for tax purposes. The Company may be required to make additional earn-out payments based upon the achievement of certain financial performance levels relating to certain of these acquisitions in the future. The fair value of any earn-out payments will be recorded as additional consideration of the acquired enterprise and recorded as goodwill and evaluated for impairment, when such payments are deemed issuable to the sellers.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

3.   BUSINESS COMBINATIONS (CONTINUED)



         Six months ended June 30:
                                                         2002        2001
                                                         ----        ----
         Net sales:
            As reported............................     $569,411    $544,677
            Pro forma..............................      569,411     582,341
         Net earnings*:
            As reported............................      $46,152     $21,180
            Pro forma..............................       46,152      24,491
         Basic earnings per common share:
            As reported............................        $1.04       $0.53
            Pro forma..............................         1.04        0.57
         Diluted earnings per common share*:
            As reported............................        $1.02       $0.50
            Pro forma..............................         1.02        0.53



* Net earnings excluding restructuring charges in 2002 and 2001 and the one time tax credit in 2002, would have been $43,080 or $0.95 per share on a diluted basis in 2002 compared to $35,776 or $0.84 per share on a diluted basis in 2001 and on a pro forma basis $39,087 or $0.85 per share on a diluted basis for 2001.



4.   OTHER CHARGES, NET

     Other charges, net consists primarily of foreign currency transactions, interest income, and charges related to the Company's cost-reduction programs.

     In June 2002, the Company's management approved restructuring plans to exit and consolidate manufacturing facilities and reduce the Company's expense structure. As part of these efforts to reduce costs, the Company recorded a charge of $28.7 million ($20.1 million after tax) during the three months ended June 30, 2002. This charge was comprised of restructuring liabilities of $24.3 million and related asset impairments of $4.4 million. In total, the Company expects this restructuring plan to result in cash outlays of approximately $22.1 million and non-cash items of $6.6 million. The charge comprised involuntary employee separation benefits, write-downs of impaired assets to be disposed and other exit costs. The Company expects to involuntarily terminate approximately 300 employees in targeted manufacturing and administrative areas and to substantially complete the manufacturing consolidation by the end of 2003. The asset impairments of $4.4 million primarily relate to plant and equipment disposals resulting from the exit of certain manufacturing facilities. Fair value of these assets was determined on the basis of their net realizable value on disposal. Substantially all of the impaired assets will be physically disposed by the end of 2003.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


4.   OTHER CHARGES, NET (CONTINUED)


     As part of the current restructuring program, the Company revised its U.S. defined benefit pension plan to freeze the benefits for current participants and to discontinue the plan for all future employees, resulting in an expense of $1.1 million. In addition, the Company's U.S. retiree medical program was also discontinued for certain current and all future active employees resulting in a curtailment gain of $1.3 million.

     During the three months ended June 30, 2001 the Company recorded a restructuring charge of $15.2 million associated with headcount reductions and manufacturing transfers. The activities associated with this charge are substantially complete.

     A roll-forward of the Company's accrual for restructuring activities follows:


For the six months ended                         Employee    Lease
June 30, 2002                                    related   termination   Other       Total
-------------                                    -------   -----------   -----       -----

                                                   (a)        (b)         (c)
Beginning of period........................      $ 2,001     $  279       $324    $ 2,604
Restructuring expenses.....................       21,967      2,051        283     24,301
Cash payments..............................       (3,138)      (105)      (202)    (3,445)
Increases in retirement benefit
obligation.................................       (1,965)         -          -     (1,965)
Impact of foreign currency.................          341         45         16        402
                                                 -------     ------       ----    -------
Balance at June 30, 2002...................      $19,206     $2,270       $421    $21,897
                                                 =======     ======       ====    =======


(a) Employee related costs comprise mainly severance, medical and other benefit costs in connection with headcount reductions announced during 2002. These employee terminations and related cash outflows will be substantially complete by the end of 2003.

(b) Lease termination costs primarily relate to the early termination of leases on vacated property.

(c) Other costs include expenses associated with equipment dismantling and disposal and other exit costs.



5.   INCOME TAXES

     During the second quarter of 2002, we completed a tax restructuring program and related tax audits, and recorded a tax benefit of $23.1 million.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)



6.   SEGMENT REPORTING

     The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments:


                                               Principal                    Other
        For the period           Principal      Central     Swiss R&D      Western                 Eliminations
      January 1, 2002 to            U.S.        European     and Mfg.     European                     and
        June 30, 2002            Operations    Operations   Operations   Operations    Other (a)    Corporate (b)     Total
  -------------------------  --------------- ------------- ------------ ------------ ------------ ----------------  ----------

Net sales to external
customers...................      $207,131     $ 75,248     $ 10,292      $ 124,185    $ 152,555    $         -     $ 569,411
Net sales to other segments.        15,855       24,921       62,099         19,213       65,127      (187,215)             -
                                  --------     --------     --------      ---------    ---------    -----------     ---------
Total net sales.............      $222,986     $100,169     $ 72,391      $ 143,398    $ 217,682    $ (187,215)     $ 569,411
                                  ========     ========     ========      =========    =========    ===========     =========

Adjusted operating income...      $ 29,401     $  7,674     $ 14,090      $   6,645    $  20,049    $   (4,280)     $  73,579
Goodwill, net...............      $238,424     $ 15,272     $ 14,933      $  57,527    $  85,623    $        -      $ 411,779


                                               Principal                    Other
        For the period           Principal      Central      Swiss R&D     Western                 Eliminations
      January 1, 2001 to            U.S.        European     and Mfg.     European                     and
        June 30, 2001            Operations    Operations   Operations   Operations    Other (a)    Corporate (b)     Total
  -------------------------  --------------- ------------- ------------ ------------ ------------ ----------------  ----------

Net sales to external
customers...................      $174,050     $ 89,633     $ 13,362      $ 129,633    $ 137,999    $         -     $ 544,677
Net sales to other segments.        14,012       28,384       70,791         20,951       70,822      (204,960)             -
                                  --------     --------     --------      ---------    ---------    -----------     ---------
Total net sales.............      $188,062     $118,017     $ 84,153      $ 150,584    $ 208,821    $ (204,960)     $ 544,677
                                  ========     ========     ========      =========    =========    ===========     =========

Adjusted operating income...      $  9,369     $ 13,712     $ 18,434      $  11,388    $  17,488    $       334     $  70,725


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


6.   SEGMENT REPORTING (CONTINUED)


     A reconciliation of adjusted operating income to earnings before taxes follows:

                                        For the period        For the period
                                       January 1, 2002       January 1, 2001
                                              to                    to
                                        June 30, 2002         June 30, 2001
                                      ------------------  ---------------------

Adjusted operating income.............  $ 73,579                  $70,725
Amortization..........................     3,675                    6,237
Interest expense......................     8,746                    9,346
Other charges, net....................    28,269(a)                15,297(b)
                                        --------                  -------
Earnings before taxes.................  $ 32,889                  $39,845
                                        ========                  =======

(a) Includes a charge of $28.7 million, which comprises severance, asset write-downs and other costs, primarily related to headcount reductions and manufacturing transfers.

(b) Includes a charge of $15.2 million, which comprises severance, asset write-downs and other costs, primarily related to headcount reductions and manufacturing transfers.


                  ----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

GENERAL

     Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the six and three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

RESULTS OF OPERATIONS

     Net sales were $569.4 million and $296.5 million for the six and three months ended June 30, 2002 compared to $544.7 million and $279.0 million for the corresponding periods in the prior year. This represents an increase of 5% and 4% in local currencies, respectively. Results for the three month period were positively impacted by the weakening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the six and three month periods increased 5% and 6%, respectively.

     Net sales by geographic customer location were as follows: Net sales in Europe decreased 8% and 10% in local currencies during the six and three month periods ended June 30, 2002 versus the corresponding periods in the prior year reflecting weak sales performance across most product lines, particularly in Germany. In particular, we experienced a decrease of 26% and 40% respectively for the six and three month periods ended June 30, 2002 in sales of our European retail products after the introduction of the euro currency. The Company expects that sales of European retail products will continue to decline at over 40% for the remainder of 2002 versus 2001. Net sales in local currencies during the six and three month periods in the Americas increased 17% as compared to the corresponding period in 2001, principally due to the acquisition of Rainin Instrument in 2001. Net sales in local currencies during the six and three month periods in Asia and other markets increased 8% and 6% compared to the same periods in the prior year. The results of our business in Asia and other markets during the six and three month periods ending June 30, 2002 reflect particularly strong sales performance in China.

     We acquired Rainin Instrument in November 2001. Assuming we had acquired Rainin at the beginning of 2001, the acquisition would have added approximately $37.7 million and $19.7 million or 7% of sales to each of the six and three month periods ending June 30, 2001 respectively, and added $11.4 million and $6.6 million of Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and other charges, net) on a pro forma basis.

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

     Gross profit as a percentage of net sales increased to 46.8% and 47.6% for the six and three month periods ended June 30, 2002, compared to 45.0% and 45.5% for the corresponding periods in the prior year. This increase is primarily related to changes in our sales mix, as well as benefits from implementing various cost savings initiatives.

     Research and development expenses as a percentage of net sales increased to 6.1% and 6.0% for the six and three months ended June 30, 2002, compared to 5.6% for the corresponding period in the prior year. We continue to make significant investments in research and development, which increased 12% and 10% in local currencies for the six and three month periods ended June 30, 2002.

     Selling, general and administrative expenses as a percentage of net sales increased to 27.8% for the six and three month periods ended June 30, 2002, compared to 26.4% and 25.4% for the corresponding periods in the prior year primarily due to changes in our sales mix and our reduced sales volume in Europe. Additionally, our selling, general and administrative expenses increased significantly over the prior year for the six and three month periods ended June 30, 2002 primarily due to acquisitions and to a lesser degree unfavorable foreign currency.

     Adjusted Operating Income increased 4% to $73.6 million, or 12.9% of net sales, for the six months ended June 30, 2002, compared to $70.7 million, or 13.0% of net sales, for the corresponding period in the prior year. Adjusted Operating Income increased 1% to $41.0 million, or 13.8% of net sales, for the three months ended June 30, 2002, compared to $40.4 million, or 14.5% of net sales, for the corresponding period in the prior year. The reduced operating margin primarily reflects the effects of reduced sales volume in Europe as well as unfavorable foreign currency exchange rates, offset in part by the previously described benefits of the Rainin acquisition. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

     Other charges net were $28.3 million and $28.6 million for the six and three month periods ended June 30, 2002 compared to $15.3 million for the same periods in 2001. The quarter ended June 30, 2002 includes a pre-tax restructuring charge of $28.7 million. The charge primarily comprises severance payments related to work force reductions and other costs associated with consolidating manufacturing. The quarter ended June 30, 2001 includes a restructuring charge of $15.2 million. Activities associated with our 2001 restructuring charge are substantially complete.

     Interest expense decreased to $8.7 million and $4.4 million for the six and three months ended June 30, 2002, compared to $9.3 million and $4.6 million for the corresponding periods in the prior year. The decrease was principally due to reduced borrowing rates partially offset by higher average borrowings during 2002 to fund the Rainin acquisition.

     The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate before non-recurring items for the six and three month periods ended June 30, 2002 was approximately 30% compared with 35% in 2001. This reduction reflects the effect of several recently implemented tax initiatives. In addition, we recorded a one-time benefit of $23.1 million during the three months ended June 30, 2002 related to the completion of our tax restructuring program and related tax audits.

     Net earnings were $43.1 million and $24.4 million for the six and three months ended June 30, 2002, before the previously mentioned charge associated with headcount reductions and manufacturing transfers and the one-time tax benefit. This compares to net earnings of $35.8 million and $21.3 million, for the corresponding periods in the prior year before the prior year restructuring charge. Adjusting for the adoption of SFAS 142, net earnings before restructuring charges and the one-time tax benefit for the six and three month periods ended June 30, 2002 increased 11% and 7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $44.5 million for the six months ended June 30, 2002, compared to $29.7 million for the same period in 2001. The increase in 2002 resulted principally from increased Adjusted Operating Income and improved working capital management. Cash provided by operating activities includes payments for restructuring, and certain acquisition integration activities. These amounts totaled $4.1 million, and $5.9 million for the six months ended June 30, 2002 and 2001 respectively.

     During the six months ended June 30, 2002, we spent approximately $19.3 million on acquisitions, including additional consideration related to earn-out periods associated with acquisitions consummated in prior years. These purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness. In addition, we may make additional earn-out payments relating to certain of these and previous year acquisitions in the future.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment, information technology equipment and the purchase and expansion of facilities. Our capital expenditures totaled $17.8 million and $15.2 million during the first six months of 2002 and 2001 respectively. The increase in 2002 is principally due to spending associated with Rainin's new facility in California. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     At June 30, 2002, our consolidated debt, net of cash, was $331.0 million. We had borrowings of $335.4 million under our credit agreement and $19.5 million under various other arrangements as of June 30, 2002. Of our credit agreement borrowings, approximately $81.9 million was borrowed as term loans scheduled to mature in 2004 and $253.5 million was borrowed under a multi-currency revolving credit facility. At June 30, 2002, we had $148.8 million of availability remaining under the revolving credit facility.

     At June 30, 2002, approximately $265.6 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $89.3 million at June 30, 2002. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. In recent years, the Swiss franc and other European currencies have generally moved in a consistent manner versus the U.S. dollar. Therefore, because the two effects previously described have offset each other, historically our operating profits have not been materially affected by movements in the U.S. dollar exchange rate versus European currencies. However, there can be no assurance that these currencies will continue to move in a consistent manner in the future. In 2002, we estimate that the unfavorable impact due primarily to the strengthening of the Swiss franc was approximately $1.2 million and $2.8 million for the three and six month periods ended June 30, 2002. We estimate that a further one percent strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of between $0.8 million and $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2002, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.   NONE

ITEM 2.   CHANGES IN SECURITY.   NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Mettler-Toledo International Inc. annual meeting of stockholders was held on May 17, 2002. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors of the Company as previously reported to the Commission, and the ratification of the appointment of the Company's independent auditors.

     As of March 18, 2002, the record date for the annual meeting, there were 44,173,450 shares of Mettler-Toledo International Inc. common stock entitled to vote at the meeting. The holders of 35,571,646 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

                                                                Withheld
Matter                                              For       or Against         Abstained
------                                              ---       ----------         ---------

Election of Directors
      Robert F. Spoerry                      35,449,407          122,239
      Philip Caldwell                        35,402,372          169,274
      John T. Dickson                        35,447,924          123,722
      Philip H. Geier                        35,447,250          124,396
      Reginald H. Jones                      35,444,750          126,896
      John D. Macomber                       35,404,126          167,520
      George M. Milne                        35,448,861          122,785
      Thomas P. Salice                       35,406,763          164,883

Appointment of Independent Auditors          34,519,403        1,047,292             4,931


ITEM 5.   OTHER INFORMATION.   NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.   Amended  By-laws of the Company, effective July 25, 2002.

          10. Employment agreement between Mettler-Toledo International Inc. and Dennis W. Braun dated June 12, 2002.

          99. Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K - None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        Mettler-Toledo International Inc.

Date: August 14, 2002                   By:  /s/  Dennis Braun
                                             -----------------

                                          Dennis Braun
                                          Chief Financial Officer