Form 10-Q
period 2002-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2002-11-14
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

Commission File Number 1-13595

                     Mettler-Toledo International Inc.
               ---------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                13-3668641
------------------------------------   -------------------------------------
 (State or other jurisdiction of         (IRS Employer Identification No.)
 Incorporation or organization)

                       Im Langacher, P.O. Box MT-100
                      CH 8606 Greifensee, Switzerland
    -------------------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               41-1-944-22-11
               ---------------------------------------------
            (Registrant's telephone number, including area code)

                               not applicable
    ------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ----   ----

The Registrant had 44,355,475 shares of Common Stock outstanding at September 30, 2002.

                     METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Consolidated Financial Statements:
  Interim Consolidated Balance Sheets as of September 30, 2002              3
    and December 31, 2001

  Interim Consolidated Statements of Operations for the nine                4
    months ended September 30, 2002 and 2001

  Interim Consolidated Statements of Operations for the three               5
    months ended September 30, 2002 and 2001

  Interim Consolidated Statements of Shareholders' Equity                   6
    for the nine months ended September 30, 2002 and 2001

  Interim Consolidated Statements of Cash Flows for the nine                7
    months ended September 30, 2002 and 2001

  Notes to the Interim Consolidated Financial Statements                    8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION        16
AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         21

ITEM 4.  CONTROLS AND PROCEDURES                                            21

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                21

ITEM 5.  OTHER INFORMATION                                                  21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   21

Signature                                                                   22

Certifications pursuant to Section 302 of the Sarbanes-Oxley                23
Act of 2002

                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        METTLER-TOLEDO INTERNATIONAL INC.

                                      INTERIM CONSOLIDATED BALANCE SHEETS
                                 AS AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2002            2001
                                                                                       ----            ----
                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $     28,282     $     27,721
     Trade accounts receivable, net                                                    221,437          227,295
     Inventories, net                                                                  150,729          145,621
     Other current assets and prepaid expenses                                          39,051           31,121
                                                                                  -------------    -------------
         Total current assets                                                          439,499          431,758
Property, plant and equipment, net                                                     208,036          192,272
Excess of cost over net assets acquired, net                                           414,182          384,947
Other intangible assets, net                                                           130,287          126,524
Other assets                                                                            55,969           53,911
                                                                                  -------------    -------------
         Total assets                                                             $  1,247,973     $  1,189,412
                                                                                  =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                       $     54,370     $     66,327
     Accrued and other liabilities                                                     144,151          111,284
     Accrued compensation and related items                                             41,617           47,702
     Taxes payable                                                                      47,919           72,035
     Short-term borrowings and current maturities of long-term debt                     50,627           50,239
                                                                                  -------------    -------------
         Total current liabilities                                                     338,684          347,587
Long-term debt                                                                         280,571          309,479
Non-current deferred taxes                                                              26,158           25,053
Other non-current liabilities                                                          127,077          119,109
                                                                                  -------------    -------------
         Total liabilities                                                             772,490          801,228

Shareholders' equity:
     Preferred stock, $0.01 par value per share; authorized  10,000,000 shares               -                -
     Common stock, $0.01 par value per share; authorized  125,000,000 shares;
         issued 44,355,475 and 44,145,742 shares at September 30, 2002 and
         December 31, 2001                                                                 443              441
     Additional paid-in capital                                                        458,806          455,684
     Retained earnings                                                                  73,086            3,957
     Accumulated other comprehensive loss                                              (56,852)         (71,898)
                                                                                  -------------    -------------
         Total shareholders' equity                                                    475,483          388,184
Commitments and contingencies                                                                -                -
                                                                                  ------------     -------------
         Total liabilities and shareholders' equity                               $  1,247,973     $  1,189,412
                                                                                  =============    =============


          The accompanying notes are an integral part of these interim consolidated financial statements.



                           METTLER-TOLEDO INTERNATIONAL INC.

                     INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                     NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          SEPTEMBER 30,    SEPTEMBER 30,
                                                                             2002             2001
                                                                             ----             ----
                                                                          (UNAUDITED)       (UNAUDITED)

Net sales                                                                $    876,401      $   829,741
Cost of sales                                                                 467,259          453,558
                                                                         -------------     ------------
     Gross profit                                                             409,142          376,183

Research and development                                                       51,930           46,480
Selling, general and administrative                                           243,442          220,097
Amortization                                                                    6,480            9,706
Interest expense                                                               13,175           13,402
Other charges, net   (see Note 4)                                              28,408           15,294
                                                                         -------------     ------------
     Earnings before taxes                                                     65,707           71,204
Provision (benefit) for taxes   (see Note 5)                                   (3,422)          29,640
                                                                         -------------     ------------
     Net earnings                                                        $     69,129      $    41,564
                                                                         =============     ============

Basic earnings per common share:
     Net earnings                                                               $1.56            $1.04
     Weighted average number of common shares                              44,245,866       39,995,729

Diluted earnings per common share:
     Net earnings                                                               $1.52            $0.98
     Weighted average number of common shares                              45,387,431       42,491,493



          The accompanying notes are an integral part of these interim consolidated financial statements.




                                     METTLER-TOLEDO INTERNATIONAL INC.

                              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                             THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                    (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                                                         2002             2001
                                                                         ----             ----
                                                                      (UNAUDITED)       (UNAUDITED)

Net sales                                                            $    306,990      $   285,064
Cost of sales                                                             164,067          154,040
                                                                     -------------     ------------
     Gross profit                                                         142,923          131,024

Research and development                                                   17,469           16,170
Selling, general and administrative                                        85,263           75,973
Amortization                                                                2,805            3,469
Interest expense                                                            4,429            4,056
Other charges (income), net                                                   139               (4)
                                                                     -------------     ------------
     Earnings before taxes                                                 32,818           31,360
Provision for taxes                                                         9,841           10,976
                                                                     -------------     ------------
     Net earnings                                                    $     22,977      $    20,384
                                                                     =============     ============

Basic earnings per common share:
     Net earnings                                                           $0.52            $0.51
     Weighted average number of common shares                          44,355,475       40,157,813

Diluted earnings per common share:
     Net earnings                                                           $0.51            $0.48
     Weighted average number of common shares                          45,235,544       42,463,944




      The accompanying notes are an integral part of these interim consolidated financial statements.



                                            METTLER-TOLEDO INTERNATIONAL INC.

                                   INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                                       (UNAUDITED)



                                                                                    RETAINED       ACCUMULATED
                                        COMMON STOCK                ADDITIONAL     EARNINGS /        OTHER
                                  ------------------------           PAID-IN      (ACCUMULATED    COMPREHENSIVE
                                   SHARES          AMOUNT            CAPITAL        DEFICIT)          LOSS           TOTAL
                                   ------          ------            -------        --------          ----           -----

Balance at December 31, 2001       44,145,742     $   441        $  455,684      $     3,957       $ (71,898)       $ 388,184
Exercise of stock options             209,733           2             3,122                -               -            3,124
Comprehensive income:
    Net earnings                            -           -                 -           69,129               -           69,129
    Unrealized loss on cash-flow
        hedging instruments                 -           -                 -                -          (3,478)          (3,478)
    Change in currency
        translation adjustment              -           -                 -                -          18,524           18,524
                                                                                                                   -----------
Comprehensive income                                                                                                   84,175
                                 -------------    ---------      -----------     -------------     -----------     -----------
Balance at September 30, 2002      44,355,475     $   443        $  458,806      $    73,086       $ (56,852)       $ 475,483
                                 =============    =========      ===========     =============     ===========     ===========

Balance at December 31, 2000       39,372,873     $   393        $  294,558      $   (68,307)      $ (47,804)       $ 178,840
Exercise of stock options             784,940           8             9,743                -               -            9,751
Comprehensive income:
    Net earnings                            -           -                 -           41,564               -           41,564
    Unrealized loss on cash-flow
        hedging instruments                 -           -                 -                -          (3,094)          (3,094)
    Change in currency
        translation adjustment              -           -                 -                -           5,081            5,081
                                                                                                                   -----------
Comprehensive income                                                                                                   43,551
                                 -------------    ---------      -----------     -------------     -----------     -----------
Balance at September 30, 2001      40,157,813     $   401        $  304,301      $   (26,743)      $ (45,817)      $  232,142
                                 =============    =========      ===========     =============     ===========     ===========



               The accompanying notes are an integral part of these interim consolidated financial statements.



                                          METTLER-TOLEDO INTERNATIONAL INC.

                                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                 (IN THOUSANDS)


                                                                                  SEPTEMBER 30,     SEPTEMBER 30,
                                                                                       2002             2001
                                                                                       ----             ----
                                                                                   (UNAUDITED)       (UNAUDITED)

Cash flow from operating activities:
     Net earnings                                                                   $   69,129         $  41,564
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                                   18,887            16,898
         Amortization                                                                    6,480             9,706
         Other                                                                            (113)             (575)
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                                 16,154            (8,393)
         Inventories                                                                     1,776            (3,876)
         Other current assets                                                           (1,754)           (4,762)
         Trade accounts payable                                                        (15,974)          (21,680)
         Accruals and other liabilities, net(a)                                        (15,368)           28,096
                                                                                    -----------       -----------
           Net cash provided by operating activities                                    79,217            56,978
                                                                                    -----------       -----------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                                   418             2,856
     Purchase of property, plant and equipment                                         (25,270)          (21,761)
     Acquisitions (b)                                                                  (20,974)           (7,856)
                                                                                    -----------       -----------
           Net cash used in investing activities                                       (45,826)          (26,761)
                                                                                    -----------       -----------

Cash flows from financing activities:
     Proceeds from borrowings                                                           57,871            53,072
     Repayments of borrowings                                                          (92,647)          (89,173)
     Proceeds from issuance of common stock                                              3,124             9,751
                                                                                    -----------       -----------
           Net cash used in financing activities                                       (31,652)          (26,350)
                                                                                    -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                            (1,178)             (884)
                                                                                    -----------       -----------

Net increase in cash and cash equivalents                                                  561             2,983

Cash and cash equivalents:
     Beginning of period                                                            $   27,721        $   21,725
                                                                                    -----------       -----------
     End of period                                                                  $   28,282        $   24,708
                                                                                    ===========       ===========

(a)    Accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $7.0 million in 2002 and $8.4 million in 2001.
(b)    The amounts paid for acquisitions including seller financing and assumed debt retained by sellers were
       $21.0 million in 2002 and $15.4 million in 2001.

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

     The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2002 and for the nine and three month periods ended September 30, 2002 and 2001 should be read in conjunction with the December 31, 2001 and 2000 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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


     Inventories consisted of the following at September 30, 2002 and December 31, 2001:

                                          September 30,       December 31,
                                               2002               2001
                                          ---------------     --------------

       Raw materials and parts                $  76,805          $  70,392
       Work in progress                          32,465             28,433
       Finished goods                            41,459             46,796
                                          ---------------     --------------
                                              $ 150,729          $ 145,621
                                          ===============     ==============

INTANGIBLE ASSETS

     As of January 1, 2002 the Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. This Statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of SFAS 142 and on an annual basis going forward. In addition, any goodwill arising from acquisitions completed after June 30, 2001 is not amortized. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS 142 will increase our net earnings by $6.5 million and our diluted earnings per share by $0.15 on an annual basis, or $0.14 adjusting for additional shares issued in connection with our acquisition of Rainin Instrument LLC. The reconciliations of reported net earnings to adjusted net earnings before amortization of goodwill for the three and nine month periods ended September 30 are as follows:

                                           Three months ended         Nine months ended

                                           2002          2001         2002         2001
                                           ----          ----         ----         ----
      Net earnings:
      Reported.....................       $22,977       $20,384      $69,129      $41,564
      Goodwill amortization........             -         1,668            -        4,877
                                          -------       -------      -------      -------
      Adjusted.....................       $22,977       $22,052      $69,129      $46,441
                                          =======       =======      =======      =======

      Diluted earnings per share:
      Reported.....................         $0.51         $0.48        $1.52        $0.98
      Goodwill amortization........             -          0.04            -         0.11
                                            -----         -----        -----        -----
      Adjusted.....................         $0.51         $0.52        $1.52        $1.09
                                            =====         =====        =====        =====


                     METTLER-TOLEDO INTERNATIONAL INC.
    NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS (CONTINUED)


     SFAS 142 requires that goodwill be subject to annual impairment tests using a two-step process. The first step is to determine if an impairment exists, and if so the second step measures the amount of impairment. The Company has completed its impairment review under SFAS 142 and has determined that there is no impact on the Company's financial position and results of operations.

     The components of other intangible assets are as follows:


                                                     September 30,       December 31,
                                                          2002               2001
                                                     ---------------     --------------

        Customer relationships                           $  70,955          $  67,383
        Tradename                                           23,327             22,434
        Intellectual property license                       19,905             19,905
        Proven technology and patents                       19,138             17,352
                                                     ---------------     --------------
                                                           133,325            127,074
        Less accumulated amortization                       (3,038)              (550)
                                                     ---------------     --------------
        Total other intangible assets, net               $ 130,287          $ 126,524
                                                     ===============     ==============


     Other intangible assets substantially relate to the acquisition of Rainin Instrument, LLC. The annual aggregate amortization expense based on the current balance of other intangible assets for the next five years is estimated at $3.4 million.


EARNINGS PER COMMON SHARE


     As described in Note 10 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, in accordance with the treasury stock method, the Company has included the following equivalent shares relating to 4,135,471 outstanding options to purchase shares of common stock in the calculation of diluted weighted average number of common shares for the three and nine month periods ended September 30, 2002 and 2001, respectively.

                                         September 30,           September 30,
                                             2002                    2001
                                     --------------------    -------------------

       Nine months ended                  1,141,565               2,495,764
       Three months ended                   880,069               2,306,131

                     METTLER-TOLEDO INTERNATIONAL INC.
    NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

EARNINGS PER COMMON SHARE (CONTINUED)

     Equivalent shares relating to 1,634,850 outstanding options in the three month period and 1,051,600 outstanding options in the nine month period ended September 30, 2002 have been excluded from the calculation of diluted weighted average number of common shares on the grounds that based on the average market price for the Company's common stock during these respective periods, such shares would be anti-dilutive.



3.   BUSINESS COMBINATIONS

     During the nine months ended September 30, 2002, the Company spent approximately $21.0 million on acquisitions, including the acquisition of SofTechnics Inc. and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. SofTechnics is a leading provider of in-store retail item management software solutions. Goodwill recognized in connection with these acquisition payments totaled $19.4 million, which is primarily included in the Company's Principal U.S. Operations segment as depicted in Note 6 to these interim consolidated financial statements and is expected to be fully deductible for tax purposes. The Company may be required to make additional earn-out payments based upon the achievement of certain financial performance levels relating to certain of these acquisitions in the future. The fair value of any earn-out payments will be recorded as additional consideration of the acquired enterprise and recorded as goodwill and evaluated for impairment, when such payments are deemed issuable to the sellers.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
    NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

3.   BUSINESS COMBINATIONS (CONTINUED)



                                                         Nine months                   Three months
                                                         -----------                   ------------
      Period ended September 30:                     2002         2001             2002          2001
                                                    ------       ------           ------        ------
      Net sales:
         As reported..............................   $876,401    $829,741          $306,990      $285,064
         Pro forma................................   $876,401    $888,353          $306,990      $306,012
      Net earnings:
         As reported..............................    $69,129     $41,564           $22,977       $20,384
         Pro forma................................    $69,129     $45,386           $22,977       $20,895
      Basic earnings per common share:
         As reported..............................      $1.56       $1.04             $0.52         $0.51
         Pro forma................................      $1.56       $1.05             $0.52         $0.48
      Diluted earnings per common share*:
         As reported..............................      $1.52       $0.98             $0.51         $0.48
         Pro forma................................      $1.52       $0.99             $0.51         $0.46

* Net earnings for the nine month period ended September 30, excluding restructuring charges in 2002 and 2001 and the one time tax credit in 2002, would have been $1.46 per share on a diluted basis in 2002 compared to $1.32 per share on a diluted basis in 2001 and, on a pro forma basis, $1.31 per share on a diluted basis for 2001.


4.   OTHER CHARGES, NET

     Other charges, net consists primarily of foreign currency transactions, interest income, and charges related to the Company's cost-reduction programs.

     In June 2002, the Company's management approved restructuring plans to exit and consolidate manufacturing facilities and reduce the Company's expense structure. As part of these efforts to reduce costs, the Company recorded a charge of $28.7 million ($20.1 million after tax) during the three months ended June 30, 2002. This charge was comprised of restructuring liabilities of $24.3 million and related asset impairments of $4.4 million. In total, the Company expects this restructuring plan to result in cash outlays of approximately $20.2 million and non-cash items of $8.5 million. The charge comprised involuntary employee separation benefits, write-downs of impaired assets to be disposed and other exit costs. The Company expects to involuntarily terminate approximately 300 employees in targeted manufacturing and administrative areas and to substantially complete the manufacturing consolidation by the end of 2003. The asset impairments of $4.4 million primarily relate to plant and equipment disposals resulting from the exit of certain manufacturing facilities. Fair value of these assets was determined on the basis of their net realizable value on disposal. Substantially all of the impaired assets will be physically disposed by the end of 2003.

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

     During the three months ended June 30, 2001 the Company recorded a restructuring charge of $15.2 million ($14.6 million after tax) associated with headcount reductions and manufacturing transfers. The activities associated with this charge are substantially complete.

     A roll-forward of the Company's accrual for restructuring activities follows:


For the nine months ended                Employee     Lease
September 30, 2002                       related   termination   Other      Total
------------------                       -------   -----------   -----      -----
                                           (a)        (b)         (c)
Beginning of period.................      $ 2,001      $  279      $324    $ 2,604
Restructuring expenses..............       21,967       2,051       283     24,301
Cash payments.......................       (5,831)       (321)      (63)    (6,215)
Increases in retirement benefit
obligation..........................       (3,850)          -         -     (3,850)
Impact of foreign currency..........          491          27         5        523
                                          -------      ------      ----    -------
Balance at September 30, 2002.......      $14,778      $2,036      $549    $17,363
                                          =======      ======      ====    =======

(a) Employee related costs comprise mainly severance, medical and other benefit costs in connection with headcount reductions announced during 2002. As at September 30, 2002, 126 employees had been terminated under this restructuring plan. The employee terminations and related cash outflows will be substantially complete by the end of 2003.
(b) Lease termination costs primarily relate to the early termination of leases on vacated property.
(c) Other costs include expenses associated with equipment dismantling and disposal and other exit costs.


5.   INCOME TAXES

     During the three months ended June 30, 2002, the Company completed a tax restructuring program and related tax audits, and recorded a tax benefit of $23.1 million.

                     METTLER-TOLEDO INTERNATIONAL INC.
    NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


6.   SEGMENT REPORTING

     The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The following tables show the operations of the Company's operating segments:


                                               Principal                   Other
        For the period           Principal      Central      Swiss R&D    Western               Eliminations
      January 1, 2002 to            U.S.        European     and Mfg.    European                   and
      September 30, 2002         Operations    Operations   Operations  Operations    Other(a)  Corporate(b)    Total
 --------------------------   -------------- ------------- ----------- ------------- ---------- -------------- -------

Net sales to external
customers....................     $323,013     $112,211     $ 16,220     $186,993     $237,964   $       -     $876,401

Net sales to other
segments.....................       23,912       39,208       94,134       27,455      100,033    (284,742)           -
                                  --------     --------      -------     --------     --------   ----------    --------
Total net sales.............      $346,925     $151,419     $110,354     $214,448     $337,997   $(284,742)    $876,401
                                  ========     ========     ========     ========     ========   ==========    ========

Adjusted operating income...      $ 50,539     $ 10,319     $ 20,909     $  8,352     $ 32,239   $  (8,588)    $113,770

Goodwill, net...............      $238,428     $ 15,203     $ 14,904     $ 58,488     $ 87,159   $       -     $414,182


                                               Principal                   Other
        For the period           Principal      Central      Swiss R&D    Western               Eliminations
      January 1, 2001 to            U.S.        European     and Mfg.    European                   and
      September 30, 2001         Operations    Operations   Operations  Operations    Other(a)  Corporate(b)    Total
 --------------------------   -------------- ------------- ----------- ------------- ---------- -------------- -------

Net sales to external
customers...................      $266,446      $137,292    $ 19,126    $191,424     $215,453   $       -     $829,741

Net sales to other segments.        23,008        42,487     106,837      32,501      108,994    (313,827)           -
                                  --------     --------     --------    --------     --------   ----------    --------

Total net sales.............      $289,454      $179,779    $125,963    $223,925     $324,447   $(313,827)    $829,741
                                  ========      ========    ========    ========     ========   ==========    ========

Adjusted operating income...      $ 17,490      $ 20,742    $ 26,763    $ 16,285     $ 31,312   $  (2,986)    $109,606


(a)  Other includes reporting units in Asia, Eastern Europe, Latin America and segments from other countries that do not meet the quantitative threshold criteria of SFAS 131.

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


                     METTLER-TOLEDO INTERNATIONAL INC.
    NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


6.   SEGMENT REPORTING (CONTINUED)


     A reconciliation of adjusted operating income to earnings before taxes follows:

                                        For the period        For the period
                                       January 1, 2002       January 1, 2001
                                              to                    to
                                      September 30, 2002    September 30, 2001
                                      ------------------    ------------------

Adjusted operating income.........         $113,770              $109,606
Amortization......................            6,480                 9,706
Interest expense..................           13,175                13,402
Other charges, net................           28,408 (a)            15,294 (b)
                                           --------              --------
Earnings before taxes.............         $ 65,707              $ 71,204
                                           ========              ========

(a) Includes a charge of $28.7 million, which comprises severance, asset write-downs and other costs, primarily related to headcount reductions and manufacturing transfers.
(b) Includes a charge of $15.2 million, which comprises severance, asset write-downs and other costs, primarily related to headcount reductions and manufacturing transfers.




          --------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

GENERAL

     Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

RESULTS OF OPERATIONS

     Net sales were $876.4 million and $307.0 million for the nine and three months ended September 30, 2002 compared to $829.7 million and $285.1 million for the corresponding periods in the prior year. This represents a local currency increase of 4% in both periods. Net sales were positively impacted by the weakening of the U.S. dollar against other currencies. Net sales in U.S. dollars during the nine and three month periods increased 6% and 8%, respectively. We experienced a sharp decline in sales of our European retail products after the introduction of the euro currency. Excluding the impact of European retail products in both 2001 and 2002, consolidated local currency sales growth would be 9% and 10% for the nine and three month periods ended September 30, 2002, respectively.

     Net sales by geographic customer location were as follows: Net sales in Europe decreased 10% and 14% in local currencies during the nine and three month periods ended September 30, 2002 versus the corresponding periods in the prior year, reflecting weak sales performance across several product lines, particularly in Germany. Excluding the impact of European retail products in both 2001 and 2002, European local currency sales decreased 3% and 2% for the nine and three month periods ended September 30, 2002, respectively. The Company expects that sales of European retail products will decline over 50% for the fourth quarter of 2002 versus 2001. Net sales in local currencies during the nine and three month periods in the Americas increased 18% and 19% respectively, as compared to the corresponding period in 2001, principally due to the acquisition of Rainin Instrument in 2001. Approximately 86% of Rainin's operations are based in the Americas, with 7% each in Asia and Europe. Net sales in local currencies during the nine and three month periods in Asia and other markets increased 8% compared to the same periods in the prior year. The results of our business in Asia and other markets during the nine month period ending September 30, 2002 reflects particularly strong sales performance in China.

     We acquired Rainin Instrument in November 2001. Assuming we had acquired Rainin at the beginning of 2001, the acquisition would have added approximately $58.6 million and $20.9 million or 7% of sales to each of the nine and three month periods ending September 30, 2001 respectively, and added $17.6 million and $6.2 million of Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization and other charges, net) on a pro forma basis.

     Our sales decline in Europe was primarily due to a decrease in sales of our European retail products after the introduction of the euro currency, as well as a deterioration in economic conditions, particularly in Germany and in those markets sensitive to manufacturing output. In the Americas, there has been no sign to date of a significant economic recovery benefiting the markets for most of our products, although we have begun to experience modest improvement in sales of our retail products. To the extent that economic conditions significantly deteriorate in these or other parts of the world, our sales growth and profitability may be adversely affected.

     Gross profit as a percentage of net sales increased to 46.7% and 46.6% for the nine and three month periods ended September 30, 2002, compared to 45.3% and 46.0% for the corresponding periods in the prior year. This increase is primarily related to changes in our sales mix, as well as benefits from implementing various cost savings initiatives.

     Research and development expenses as a percentage of net sales represented 5.9% and 5.7% for the nine and three months ended September 30, 2002, compared to 5.6% and 5.7% for the corresponding periods in the prior year. We continue to make significant investments in research and development, which increased 8% and 1% in local currencies for the nine and three month periods ended September 30, 2002.

     Selling, general and administrative expenses as a percentage of net sales increased to 27.8% for the nine and three month periods ended September 30, 2002, compared to 26.5% and 26.7% for the corresponding periods in the prior year, primarily due to changes in our sales mix and our reduced sales volume in Europe. After adjusting for acquisitions and unfavorable foreign currency effects, selling, general and administrative expenses increased 3% in the nine month period and were flat in the three month period ended September 30, 2002.

     Adjusted Operating Income increased 4% to $113.8 million, or 13.0% of net sales, for the nine months ended September 30, 2002, compared to $109.6 million, or 13.2% of net sales, for the corresponding period in the prior year. Adjusted Operating Income increased 3% to $40.2 million, or 13.1% of net sales, for the three months ended September 30, 2002, compared to $38.9 million, or 13.6% of net sales, for the corresponding period in the prior year. The reduced operating margin percentage is due to the combination of the currency translation impact resulting in higher reported U.S. dollar sales and an unfavorable impact on pre-tax earnings of $0.7 million, due primarily to the strengthening of the Swiss franc. Adjusting for these items on a constant currency basis would result in Adjusted Operating Income of 13.8% of net sales for the three months ended September 30, 2002. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

     Other charges net, were $28.4 million and $0.1 million for the nine and three month periods ended September 30, 2002 compared to $15.3 million and $0.0 million for the same periods in 2001. The nine months ended September 30, 2002 includes a pre-tax restructuring charge of $28.7 million. The charge primarily comprises severance payments related to work force reductions and other costs associated with consolidating manufacturing. The nine months ended September 30, 2001 includes a restructuring charge of $15.2 million. Activities associated with our 2001 restructuring charge are substantially complete.

     Interest expense was $13.2 million and $4.4 million for the nine and three months ended September 30, 2002, compared to $13.4 million and $4.1 million for the corresponding periods in the prior year. The increase in the three month period ended September 30, 2002 was principally due to higher average borrowings during 2002 to fund the Rainin acquisition as well as the effect of unfavorable foreign currency exchange rates, partially offset by reduced borrowing rates.

     The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate before non-recurring items for the nine and three month periods ended September 30, 2002 was approximately 30% compared with 35% in 2001. This reduction reflects the effect of several recently implemented tax initiatives. In addition, we recorded a one-time benefit of $23.1 million during the three months ended June 30, 2002 related to the completion of our tax restructuring program and related tax audits.

     Net earnings were $69.1 million and $23.0 million for the nine and three months ended September 30, 2002. This compares to net earnings of $41.6 million and $20.4 million for the corresponding periods in the prior year. Excluding the effect of the previously mentioned charge associated with headcount reductions and manufacturing transfers and the one-time tax benefit, net earnings were $66.1 million and $23.0 million for the nine and three months ended September 30, 2002. This compares to net earnings of $56.2 million and $20.4 million, for the corresponding periods in the prior year before the prior year restructuring charge. Adjusting for the adoption of SFAS 142, net earnings before restructuring charges and the one-time tax benefit for the nine and three month periods ended September 30, 2002 increased 8% and 4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $79.2 million for the nine months ended September 30, 2002, compared to $57.0 million for the same period in 2001. The increase in 2002 resulted principally from increased Adjusted Operating Income and improved working capital management. Cash provided by operating activities is net of payments for restructuring, and certain acquisition integration activities. These amounts totaled $7.0 million, and $8.4 million for the nine months ended September 30, 2002 and 2001 respectively.

     During the nine months ended September 30, 2002, we spent approximately $21.0 million on acquisitions, including additional consideration related to earn-out periods associated with acquisitions consummated in prior years. These purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In connection with any acquisition, we may incur additional indebtedness. In addition, we may make additional earn-out payments relating to certain of these and previous year acquisitions in the future.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment, information technology equipment and the purchase and expansion of facilities. Our capital expenditures totaled $25.3 million and $21.8 million during the first nine months of 2002 and 2001 respectively. The increase in 2002 is principally due to spending associated with Rainin's new facility in California. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     At September 30, 2002, our consolidated debt, net of cash, was $302.9 million. We had borrowings of $309.9 million under our credit agreement and $21.3 million under various other arrangements as of September 30, 2002. Of our credit agreement borrowings, approximately $73.9 million was borrowed as term loans scheduled to mature in 2004 and $236.0 million was borrowed under a multi-currency revolving credit facility. At September 30, 2002, we had $166.3 million of availability remaining under the revolving credit facility.

     At September 30, 2002, approximately $228.0 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $103.2 million at September 30, 2002. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. In recent years, the Swiss franc and other European currencies have generally moved in a consistent manner versus the U.S. dollar. Therefore, because the two effects previously described have offset each other, historically our operating profits have not been materially affected by movements in the U.S. dollar exchange rate versus European currencies. However, there can be no assurance that these currencies will continue to move in a consistent manner in the future. In 2002, we estimate that the unfavorable impact due primarily to the strengthening of the Swiss franc was approximately $0.7 million and $3.6 million for the three and nine month periods ended September 30, 2002. We estimate that a further one percent strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of between $0.8 million and $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc.


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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2002, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.   CONTROLS AND PROCEDURES

     Within 90 days prior to the filing of this report, we carried out an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our disclosure committee, the CFO and CEO. The CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations.

     Since the date of our evaluation, we have not made significant changes to our internal controls or other factors that could significantly affect these controls, nor have we taken any corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.   NONE

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.   NONE

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.   NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   NONE

ITEM 5.   OTHER INFORMATION.   NONE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)  Reports on Form 8-K

               Date Filed             Item Reported
               ----------             -------------

               August 27, 2002        Adoption of a Shareholder Rights Plan by
                                      the Board of Directors of the Company on August 26, 2002.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       Mettler-Toledo International Inc.

Date: November 14, 2002                By:  /s/ Dennis Braun
                                            -----------------

                                         Dennis Braun
                                         Chief Financial Officer

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Robert F. Spoerry, certify that:



(1) I have reviewed this quarterly report on Form 10-Q of Mettler-Toledo International Inc. (the "Company");



(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;



(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;



(4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:



   (a) designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;



   (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and



   (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:



   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data, and have identified for the Company's auditors any material weaknesses in internal controls; and



   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and



(6) The Company's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002



/s/ Robert F. Spoerry
---------------------

Robert F. Spoerry

Chief Executive Officer

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Dennis W. Braun, certify that:



(1) I have reviewed this quarterly report on Form 10-Q of Mettler-Toledo International Inc. (the "Company");



(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;



(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;



(4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:



   (a) designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this report is being prepared;



   (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and



   (c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;



(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of the Company's Board of Directors:



   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data, and have identified for the Company's auditors any material weaknesses in internal controls; and



   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and



(6) The Company's other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  November 14, 2002



/s/ Dennis W. Braun
--------------------

Dennis W. Braun

Chief Financial Officer