Form 10-K
period 2002-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2003-03-14
CIK 1037646

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                ------------------------------------------

                                 FORM 10-K
(MARK ONE)
|X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                     OR



|-|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE TRANSITION PERIOD FROM _______ TO _______
                        COMMISSION FILE NUMBER 1-13595



                ------------------------------------------

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

                ------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
      Title of each class                                on which registered
      -------------------                                -------------------
  Common Stock, $.01 par value                         New York Stock Exchange
Preferred Stock Purchase Rights                        New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act: NONE

                ------------------------------------------

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
                        Yes  X          No
                           -----          -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).
                        Yes X           No
                           -----          -----

     As of March 10, 2003 there were 44,389,112 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter June 30, 2002) was approximately $1.6 billion. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE


       DOCUMENT                                          PART OF FORM 10-K
       --------                                      INTO WHICH INCORPORATED
 PROXY STATEMENT FOR 2003                            -----------------------
ANNUAL MEETING OF STOCKHOLDERS                               PART III

                     METTLER-TOLEDO INTERNATIONAL INC.

                         ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                                                           PAGE
                                   PART I

Item 1.   BUSINESS...........................................................1

Item 2.   PROPERTIES........................................................11

Item 3.   LEGAL PROCEEDINGS.................................................12

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

          EXECUTIVE OFFICERS OF THE REGISTRANT..............................12

                                  PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS...........................................................13

Item 6.   SELECTED FINANCIAL DATA...........................................15

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.............................................16

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........29

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA......................29

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..............................................29

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................30

Item 11.  EXECUTIVE COMPENSATION............................................32

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....33

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................33

                                  PART IV

Item 14.  CONTROLS AND PROCEDURES...........................................33

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K...............................................................33

SIGNATURES..................................................................34

CERTIFICATIONS..............................................................35

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

     These forward-looking statements are subject to a number of risks and uncertainties, including those identified in Exhibit 99.1 to this annual report, which could cause our actual results to differ materially from historical results or those anticipated and certain of which are beyond our control. The words "believe," "expect," "anticipate" and similar expressions identify forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.


                                   PART I

Item 1. BUSINESS

     Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a leading global supplier of precision instruments and services. We are the world's largest manufacturer of weighing instruments for use in laboratory, process analytics, industrial, packaging and food retailing applications. We also hold top-three market positions in several related analytical instruments, and are a leading provider of automated chemistry systems used in drug and chemical compound discovery and development. In addition, we are the world's largest manufacturer and marketer of metal detection and other end-of-line inspection systems used in production and packaging.

     Our business is geographically diversified, with sales in 2002 derived 40% from Europe, 47% from North and South America and 13% from Asia and other countries. Our customer base is also diversified by industry and by individual customer. Financial information about our segments for the last three fiscal years is located in the Notes to the Audited Consolidated Financial Statements attached to this annual report. Because our principal products produced and services rendered are offered in each segment, separate analysis of products and services by segment would not provide materially different information. A breakdown of our sales by product category, as well as by geographic customer destination, is shown in Note 16 of the Notes to the audited consolidated financial statements.

     Mettler-Toledo International Inc. was incorporated as a Delaware corporation in December 1991 and became a publicly traded company with its initial public offering in November 1997. In November 2001, we acquired Rainin Instrument, a leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications.

LABORATORY INSTRUMENTS

     We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 40% of our net sales in 2002.

     Laboratory Balances. The balance is the most frequently used instrument in the laboratory and the Mettler-Toledo name is identified worldwide with accuracy, reliability and innovation. The weighing step is one of the most critical steps in the research process. Our balances have weighing ranges from one ten-millionth of a gram up to 32 kilograms. To meet our customer needs, we seek to connect and integrate our instruments to customers' information management systems. Many of our instruments operate on standard PC platforms and operating systems. To cover a wide range of customer needs and price points, we market laboratory balances in a range of product tiers offering different levels of functionality. In certain markets, we now also offer a low-end entry level balance. We also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights.

     In addition to Mettler-Toledo branded products, we also manufacture and sell balances under the brand name "Ohaus." Ohaus branded products include mechanical balances and electronic balances for the educational market and other markets in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service.

     Pipettes. Pipettes are the third most widely used instrument in laboratories and are used for dispensing small volumes of liquids. In late 2001, we acquired Rainin Instrument, a premier provider of pipetting solutions based in Oakland, California. Rainin develops, manufactures and distributes advanced pipettes, tips and accessories, including single- and multi-channel manual and electronic pipettes. Rainin's principal end markets are pharmaceutical, biotech and medical research.

     Titrators. Titrators measure the chemical composition of samples and are heavily used in the food and beverage industry. Our high-end titrators are multi-tasking models, which can perform two determinations simultaneously on multiple vessels. Titrators are often used in integrated systems.

     Thermal Analysis Systems. Thermal analysis systems measure material properties as a function of temperature, such as weight, dimension, energy flow and viscoelastic properties. Thermal analysis systems are used in nearly every industry, but primarily in the plastics and polymer industries and increasingly in the pharmaceutical industry.

     Other Analytical Instruments. pH meters measure acidity in laboratory samples, and are the second most widely used measurement instruments in the laboratory after the balance. We sell density and refractometry instruments, which measure chemical concentrations in solutions. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture.

     LabX, our PC-based software platform, manages and analyzes data generated by our laboratory instruments, and is being expanded to include other instruments. LabX provides full network capability, has efficient, intuitive protocols, and enables customers to collect and archive data, and also complies with the U.S. Food and Drug Administration's traceability requirements for electronically stored data, also known as 21 CFR part 11.

     Drug Discovery Solutions (Automated Chemistry). Our pharmaceutical and biotechnology customers are all too aware of the time and costs involved in drug research and development. We believe that our portfolio of integrated technologies can bring significant efficiencies to the drug discovery process, enabling our customers to create larger numbers of higher quality candidate compounds and bring them to market faster.

     Our current drug discovery offerings are focused on key aspects of process development, as well as on lead identification and lead optimization. Our automated lab reactors and reaction calorimeters are integral to the process research and development and scale-up activities of our customers. We offer a range of technologies including automated synthesizers to support chemists working on lead identification and optimization, automated workstations that support the synthesis process, and systems for cleaning up and purifying synthesis products.

INDUSTRIAL INSTRUMENTS

     We make numerous industrial weighing instruments, as well as related terminals. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 29% of our net sales in 2002.

     Industrial Weighing Instruments. We offer a complete line of industrial scales and balances, such as bench scales and floor scales, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to weighing mail and packages. Our products are used in a wide range of applications, such as counting applications, formulating and mixing ingredients, or for checking the accuracy of the filling of packaged goods.

     Industrial Terminals. Our industrial scale terminals integrate data collected and control and automate manufacturing processes. They allow users to remotely download programs or access setup data and can minimize down time through predictive rather than reactive maintenance.

     Transportation / Shipping and Logistics. We are the leading global supplier of automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies. With these solutions, customers can measure the weight and cubic volume of packages for appropriate billing, logistics and quality control. Our solutions also integrate into customers' information systems.

     Vehicle Scale Systems. Our primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter or leave a factory or at a toll station). Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. We also offer advanced computer software, including WinBridge and OverDrive, that can be used with our heavy industrial scales to facilitate a broad range of customer solutions and provides a complete system for managing vehicle transaction processing.

     Industrial Software. We offer a wide range of software that can be used with our industrial instruments. Examples include WinBridge and OverDrive mentioned above and Formweigh, our formulation/batching software. In addition, our Q.i365 software controls batching processes by monitoring the material transfer control process. Q.i365 also provides statistical, diagnostic and operational information for asset management, process control and database applications.

RETAIL WEIGHING SOLUTIONS

     Supermarkets, hypermarkets and other food retail organizations make use of multiple weighing applications for the full handling of fresh goods (such as meat, vegetables, fruits, cheese, etc.). We offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. In addition, we offer network scales and software, which can integrate backroom, counter, self-service and checkout functions, and can incorporate weighing data into a supermarket's overall fresh goods management system. The retail business accounted for approximately 14% of our net sales in 2002.

     Retail Software. In March 2002 we acquired SofTechnics Inc, based in Texas, USA. SofTechnics is a leading provider of in-store retail item management software solutions. SofTechnics provides a key building block in our solution offering to food retailers. Its software provides the full scope of real-time item management, thereby allowing retailers to match local store inventory levels with local customer demand. SofTechnics strongly complements our leadership position in solutions for the management of fresh goods. In addition to cross-selling benefits, we will be able to offer an integrated data management solution in the future.

PACKAGING CONTROL SYSTEMS

     Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems (e.g., for use in food processing and packaging, and pharmaceutical and other industries). We are the world's leading provider of metal detectors, x-ray visioning equipment and checkweighers. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which come into the manufacturing process for similar reasons. Both systems may be used together with checkweighers as components of integrated packaging lines. Freeweigh.net, is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers' enterprise resource planning and/or process control systems. The packaging business accounted for approximately 12% of our net sales in 2002.

PROCESS ANALYTICS

     Our process analytics business provides instruments for the in-line measurement of liquid parameters used primarily in the production process of pharmaceutical and biotech companies. We are the leading supplier of pH and oxygen measurement instruments used in bio-pharmaceutical manufacturing. In late 2000 we expanded our technology offering in process analytics to include Thornton's conductivity technology and know-how in determining water purity. More than half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meets the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards. The process analytics business accounted for approximately 5% of our net sales in 2002.

CUSTOMERS AND DISTRIBUTION

     Principal customers for our solutions include companies in the following key end markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations), food packagers and food producers, food retailers, the beverage industry, specialty chemicals and cosmetics companies, the transportation and logistics industry, the metals industry, the electronics industry and the academic market.

     Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through the indirect channels. We have a diversified customer base as evidenced by the fact that our largest single customer accounted for no more than 3% of 2002 net sales.

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

     We have what we believe is the largest and broadest global sales and service organization among precision instrument manufacturers. At December 31, 2002, our sales and services group consisted of more than 4,380 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 37 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers are seeking to do more and more business with a consistent global approach.


SERVICE

     We have expanded our service business from one centered on calibration, repair and maintenance to one driven by regulatory compliance and other value-added services, which we call Service XXL. We have a unique offering to our pharma customers in assuring that our instruments are used in compliance with FDA regulations and we can provide these services regardless of the customer's location throughout the world. This global service network also is an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. In 2002, service (representing service contracts, repairs and replacement parts) accounted for approximately 21% of our total net sales. More than half of this amount is derived from replacement parts.

     Beyond revenue opportunities, service is a key part of our product offering and helps significantly in generating repeat sales. The close relationships and frequent contact with our large customer base provides us with sales opportunities and innovative product and application ideas.

RESEARCH AND DEVELOPMENT; MANUFACTURING

PRODUCING ORGANIZATIONS

     Our product development, research and manufacturing efforts are organized into a number of producing organizations ("POs"). POs are product development teams comprised of personnel from our marketing, development, research, manufacturing, engineering and purchasing departments. Our focused POs help reduce product development time, improve customer focus, reduce costs and maintain technological leadership. The POs work together to share ideas and best practices, and there is a close interface among MOs and POs.


RESEARCH AND DEVELOPMENT

     We attribute a significant portion of our recent margin improvement to investments in our research and development efforts. We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested more than $191 million in research and development (2002: $70.6 million; 2001: $64.6 million; 2000: $56.3 million). In 2002, we spent approximately 5.8% of net sales on research and development. Our research and development efforts fall into two categories:

     o technology advancements, which increase the value of our products. These may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means, and

     o cost reductions, which reduce the manufacturing cost of our products through better overall design.

     We have devoted an increasing proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers' IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have over 800 employees in research and development and product engineering.

MANUFACTURING

     We generally manufacture only critical components ourselves, usually components that contain proprietary technology. When outside manufacturing is more efficient, we contract with others for certain components. We use a wide range of suppliers. We believe our supply arrangements to be adequate and that there are no material constraints on the sources and availability of materials. From time to time we rely on a single supplier for all of our requirements of a particular component. Supply arrangements for electronics are generally made globally.

     We are a worldwide manufacturer, with facilities in the United States, Switzerland, Germany, the United Kingdom and China. Laboratory instruments are produced mainly in Switzerland and to a lesser extent in the United States and China, while our remaining products are produced worldwide. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated needs.

BACKLOG; SEASONALITY

     Our manufacturing turnaround time is generally sufficiently short so as to permit us to manufacture to fill orders for most of our products, which helps to limit inventory costs. Backlog is therefore generally a function of requested customer delivery dates and is typically no longer than one to two months.

     Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than, sales in the second and third quarters. Fourth quarter sales have historically generated approximately 27-28% of our sales. This trend has a somewhat greater effect on income from operations than on net sales because fixed costs are spread evenly across all quarters.

EMPLOYEES

     As of December 31, 2002, we had approximately 8,500 employees throughout the world, including approximately 4,300 in Europe, 3,000 in North and South America, and 1,200 in Asia and other countries. We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years, except for a strike in early 2003 at our Bethune, France facility, which is being closed. Labor unions do not represent a meaningful number of our employees.

INTELLECTUAL PROPERTY

     We hold over 1,700 patents and trademarks, primarily in the United States, Switzerland, Germany, the United Kingdom, France, Japan and China. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents and some of which are not. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.

REGULATION

     Our products are subject to various regulatory standards and approvals by weights and measures regulatory authorities. All of our electrical components are subject to electrical safety standards. We believe that we are in compliance in all material respects with applicable regulations.

     Approvals are required to ensure our instruments do not impermissibly influence other instruments, and are themselves not affected by other instruments. In addition, some of our products are used in "legal for trade" applications, in which prices based on weight are calculated, and for which specific weights and measures approvals are required. Although there are a large number of regulatory agencies across our markets, there is an increasing trend toward harmonization of standards, and weights and measures regulation is harmonized across the European Union.

     Our products may also be subject to special requirements depending on the end-user and market. For example, laboratory customers are typically subject to Good Laboratory Practices (GLP), industrial customers to Good Manufacturing Practices (GMP), pharmaceutical customers to U.S. Food and Drug Administration (FDA) regulations, and customers in food processing industries may be subject to Hazard Analysis and Critical Control Point (HACCP) regulations. Products used in hazardous environments may also be subject to special requirements.

ENVIRONMENTAL MATTERS

     We are subject to a variety of environmental laws and regulations in the jurisdictions in which we operate. We own or lease a number of properties and manufacturing facilities around the world. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

     We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our subsidiary, High-Speed Checkweigher, is subject to an Administrative Consent Order from the New Jersey Department of Environmental Protection that provides for the remediation of a former manufacturing site in Landing, New Jersey. Under the terms of the stock purchase agreement between GEI International Corporation and the predecessor to Hi-Speed, GEI assumed all responsibility for the Administrative Consent Order and to date has performed and paid for all action it requires. In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that such sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although we believe that we are in substantial compliance with applicable environmental requirements and to date we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could result in a material adverse effect on our financial condition or results of operations.

COMPETITION

     Our markets are highly competitive. Weighing instruments markets are fragmented both geographically and by application, particularly the industrial and food retailing weighing instruments markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets.

     We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have certain technological and other advantages over our competitors, we may not be able to realize and maintain these advantages. These advantages include our worldwide market leadership positions; our global brand and reputation; our track record of technological innovation; our comprehensive, high-quality solution offering; our global sales and service offering; our large installed base of weighing instruments; and the fact that our revenue base is diversified by geographic region, product range, and customer. To remain competitive, we must continue to invest in research and development, sales and marketing and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments or that we will be successful in identifying, developing and maintaining any competitive advantages.

     We believe that the principal competitive factors in developed markets for purchasing decisions are the product itself, application support, service support, and price. In emerging markets, where there is greater demand for less sophisticated products, price is a more important factor than in developed markets. Competition in the United States laboratory market is also influenced by the presence of large distributors that sell not only our products but those of our competitors as well.

COMPANY WEBSITE AND INFORMATION

     Our website can be found on the Internet at www.mt.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports can be viewed and downloaded free of charge when they are filed with the SEC by accessing www.mt.com, clicking on Investor Relations and then clicking on SEC Filings.

     Our website also contains copies of the following documents that can be downloaded free of charge:

o    Corporate Governance Guidelines
o    Audit Committee Charter
o    Compensation Committee Charter
o    Nominating and Corporate Governance Committee Charter
o    Code of Conduct

     Any of the above documents, and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print by sending a written request to our Investor Relations Department:

     Investor Relations
     Mettler-Toledo, Inc.
     1900 Polaris Parkway
     Columbus, OH 43240
     U.S.A.
     Phone: +1 614 438 4748
     Fax: +1 614 438 4646
     E-mail: mary.finnegan@mt.com

APPROVAL OF NON-AUDIT SERVICES

     Starting in November 2002, the Audit Committee of the Board of Directors agreed to approve all non-audit services to be provided by our independent auditors, PriceWaterhouseCoopers. The Audit Committee has delegated authority to the Chairman of the Committee to approve such services. The Audit Committee has also pre-approved certain categories of non-audit services for amounts less than $100,000, including assistance with SEC and other regulatory filings, tax consulting, acquisition support and benefits plan compliance and design.

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

LOCATION                                                          OWNED/LEASED
--------                                                          ------------

Europe:
   Greifensee/Nanikon, Switzerland........                          Owned
   Uznach, Switzerland....................                          Owned
   Urdorf, Switzerland....................                          Owned
   Schwerzenbach, Switzerland.............                         Leased
   Albstadt, Germany......................                          Owned
   Giessen, Germany.......................                          Owned
   Manchester, England....................                         Leased


Americas:
   Columbus, Ohio.........................                         Leased
   Worthington, Ohio......................                          Owned
   Oakland, California ...................                         Leased
   Ithaca, New York.......................                          Owned
   Woburn, Massachusetts..................                         Leased
   Millersville, Maryland.................                         Leased
   Tampa, Florida.........................                         Leased
   Vernon Hills, Illinois.................                         Leased
   Redmond, Washington....................                         Leased

Other:
   Shanghai, China.............................    Building Owned; Land Leased
   Changzhou, China (two facilities)...........   Buildings Owned; Land Leased


Item 3. LEGAL PROCEEDINGS

     Routine litigation is incidental to our business. Nevertheless, we are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     See Part III, Item 10 of this annual report for information about our executive officers.

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

                                                        COMMON STOCK
                                                         PRICE RANGE
                                                         -----------
                                             HIGH                     LOW
                                            ------                    ------
2002
    Fourth Quarter                          $37.04                    $25.41
    Third Quarter                           $36.87                    $24.85
    Second Quarter                          $45.74                    $35.65
    First Quarter                           $51.85                    $42.80

2001
    Fourth Quarter                          $51.98                    $39.98
    Third Quarter                           $49.20                    $37.00
    Second Quarter                          $52.20                    $37.95
    First Quarter                           $53.92                    $36.50



HOLDERS

     At March 10, 2003 there were 234 holders of record of common stock and 44,389,112 shares of common stock outstanding. The number of holders of record excludes beneficial owners of common stock held in street name.


DIVIDEND POLICY

     Historically we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, contractual restrictions, including those in our credit facility, if any, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.





SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2002


                                Number of securities to      Weighted-average     Number of securities remaining
                                be issued upon exercise      exercise price of     available for future issuance
                                of outstanding options,    outstanding options,      under equity compensation
                                  warrants and rights       warrants and rights     plans (excluding securities
Plan Category                                                                        reflected in column (a))
                                          (a)                       (b)                         (c)
                                -----------------------    --------------------   ------------------------------
Equity compensation plans
approved by security holders           4,799,773                  $27.65                    1,407,998

Equity compensation plans
not approved by security
holders                                        -                       -                            -
                                ----------------             -----------             ----------------
Total                                  4,799,773                  $27.65                    1,407,998
                                ================             ===========             ================


     We do not have any equity compensation plans that have not been approved by our shareholders that are required to be disclosed in this annual report on Form 10-K or our proxy statement.

     Further details in relation to our stock option plan are given in Note 11 to the audited consolidated financial statements included herein.

Item 6. SELECTED FINANCIAL DATA

     The selected historical financial information set forth below at December 31 and for the years then ended is derived from our audited consolidated financial statements. The financial information presented below, in thousands except share data, was prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").


                                         2002 (g)     2001 (g)      2000         1999         1998
                                       -----------  -----------  -----------  -----------  -----------
Statement of Operations Data:
  Net sales........................... $1,213,707   $1,148,022  $1,095,547   $1,065,473     $935,658
  Cost of sales.......................    645,970      619,140     600,185      585,007      520,190
                                       ----------   ----------  ----------   ----------     --------
  Gross profit........................    567,737      528,882     495,362      480,466      415,468
  Research and development............     70,625       64,627      56,334       57,393       48,977
  Selling, general and administrative.    331,959      299,191     296,187      300,389      265,511
  Amortization........................      9,332       14,114      11,564       10,359        7,634
  Purchased research and development..          -            -           -            -        9,976(b)
  Interest expense....................     17,209       17,162      20,034       21,980       22,638
  Other charges, net (c)..............     28,202       15,354       2,614       10,468        1,197
                                       ----------   ----------  ----------   ----------     --------
  Earnings before taxes and minority
    interest..........................    110,410      118,434     108,629       79,877       59,535
  Provision for taxes ................      9,989(d)    46,170      38,510       31,398       20,999
  Minority interest...................          -            -           -          378          911
                                       ----------   ----------  ----------   ----------     --------
  Net earnings (h).................... $  100,421   $   72,264  $   70,119   $   48,101     $ 37,625
                                       ==========   ==========  ==========   ==========     ========

  Basic earnings per common share:
    Net earnings ..................... $     2.27   $     1.78  $     1.80   $     1.25     $   0.98

    Weighted average number of common
    shares............................ 44,280,605   40,609,716  38,897,879   38,518,084   38,357,079

  Diluted earnings per common share:
    Net earnings ..................... $     2.21   $     1.68  $     1.66   $     1.16     $   0.92

    Weighted average number of common
    shares............................ 45,370,053   42,978,895  42,141,548   41,295,757   40,682,211
Balance Sheet Data :
  Cash and cash equivalents........... $   31,427   $   27,721  $   21,725   $   17,179     $ 21,191
  Working capital (e).................    127,214      106,689     103,021       81,470       90,042
  Total assets........................  1,303,393    1,189,412     887,582      820,973      820,441
  Long-term debt......................    262,093      309,479     237,807      249,721      340,246
  Other non-current liabilities (f)...    133,600      119,109      95,843      100,334      103,201
  Shareholders' equity................    502,386      388,184     178,840      112,015       53,835


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

(c) Other charges, net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. The 2002 and 2001 amounts also include charges of $28,661 and $15,196 respectively, primarily related to headcount reductions and manufacturing transfers. The 2000 amount includes a charge of $1,425 related to the close-down and consolidation of operations. The 1999 amount includes a gain on an asset sale of approximately $3,100, a charge of $8,007 to transfer production lines from the Americas to China and Europe and the closure of facilities and losses of approximately $4,100 in connection with the exit from our glass batching business based in Belgium. For the years ended December 31, 1999 and 1998, the amount shown also includes $825 and $650, respectively, of expenses incurred on behalf of certain selling shareholders in connection with secondary offerings.

(d) The provision for taxes for 2002 includes a benefit of $23,135 related to the completion of our tax restructuring program and related tax audits.

(e) Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(f) Other non-current liabilities consists primarily of obligations under various pension plans and plans that provide post-retirement medical benefits. See Note 12 to the audited consolidated financial statements included herein.

(g)  Includes the results of the Rainin acquisition from November 2001.

(h) No dividends were paid during the five-year period ended December 31, 2002.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read together with our Audited Consolidated Financial Statements.

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

     Net sales in local currency increased 3% in 2002, 7% in 2001, and 9% in 2000. The fluctuation of the U.S. dollar versus our major trading currencies increased U.S. dollar-reported sales growth in 2002 and reduced U.S. dollar-reported sales growth in 2001 and 2000. Net sales in U.S. dollars increased 6% in 2002, 5% in 2001, and 3% in 2000. In 2002, we had local currency sales growth of 16% in the Americas and 10% in Asia and other markets, partially offset by a decline of 10% in Europe.

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

     Acquisitions are also an integral part of our growth strategy. Our acquisitions leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We are particularly attracted to acquisitions that leverage these attributes or increase our solutions capability. In addition, we continue to focus on the following end markets: drug discovery; process analytics; food and drug packaging; and transportation and logistics.

     We increased our Adjusted Operating Income (gross profit less research and development and selling, general and administrative expenses before amortization, interest expense and non-recurring costs) as a percentage of net sales from 13.0% in 2000 to 13.6% in 2002, or 14.4% on a constant currency basis. This improved performance was achieved while we continued to invest in product development and in our distribution and manufacturing infrastructure. We believe that a significant portion of the increase in our Adjusted Operating Income resulted from our strategy to reduce costs, re-engineer our operations and focus on the highest value-added segments of the markets in which we compete. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance on an ongoing basis, and as such is used as an important performance measurement by management. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

RECENT ACQUISITIONS

     We have completed several acquisitions in the last few years, including the following:

     In March 2002, we acquired SofTechnics Inc, based in Texas, USA. SofTechnics is a leading provider of in-store retail item management software solutions. SofTechnics provides a key building block in our solution offering to food retailers. Its software provides the full scope of real-time item management, thereby allowing retailers to match local store inventory levels with local customer demand. SofTechnics strongly complements our leadership position in solutions for the management of fresh goods. In addition to gaining cross-selling benefits, we will be able to offer an integrated data management solution in the future.

     In November 2001, we acquired Rainin Instrument, LLC, based in California, USA. Rainin is a leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications. Rainin has a market leadership position in North America, a truly differentiating technology and a broad patent portfolio in areas like electronic pipetting, ergonomic designs for pipettes and tip designs. This acquisition further broadens our offering of instruments and solutions to the life sciences market and positions us to bring greater value to our customers. Assuming we acquired Rainin as of the beginning of 2001, the acquisition would have added sales of approximately $65 million, Adjusted Operating Income of approximately $20 million, and diluted earnings per share of negative $0.01 on a pro forma basis.

     In 2000, we acquired Thornton Inc. based in Massachusetts, USA. Thornton is the leader in pure and ultra-pure industrial water monitoring instrumentation used in semiconductor, microelectronics, pharmaceutical, and biotech applications. We believe the acquisition of Thornton is an excellent strategic move to expand our process analytics business and gain access to new markets. Its conductivity technology and know-how are complementary to our strength in pH and oxygen measurements. With a broader technology offering, we will be better able to serve our expanded customer base.

     In 1998, we recorded charges for purchased research and development for products that were being developed that had not established technological feasibility as of the date of the acquisition and, if unsuccessful, had no alternative future use in research and development activities or otherwise. These research and development projects related to Bohdan Automation. These purchased research and development projects have been completed, and there have been no material differences between actual and projected results.

COST REDUCTION PROGRAMS

     As further described in Note 14 to our audited consolidated financial statements, in June 2002, the Company's management approved restructuring plans to exit manufacturing facilities in France and the United States, and reduce our expense structure. As part of these efforts to reduce costs, we recorded a charge of $28.7 million ($20.1 million after tax) during the year ended December 31, 2002. The charge comprised involuntary employee separation benefits, write-downs of impaired assets to be disposed and other exit costs. We expect to involuntarily terminate approximately net 300 employees in targeted manufacturing and administrative areas and to substantially complete the manufacturing consolidation by the end of 2003. These employees include positions primarily in manufacturing as well as administrative and other personnel, primarily at our Principal U.S. and Other Western European Operations. As a result of these actions, we expect to eliminate approximately $15 million to $20 million of costs from the business. We estimate that approximately $4 million to $6 million of these savings were realized in 2002, with a further $7 million to $8 million expected in 2003 and the remainder in 2004.

     In 2001 we recorded a charge of $15.2 million associated primarily with headcount reductions and manufacturing transfers. This charge relates primarily to severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets. In 2000, we recorded a charge of $1.4 million related to the close-down and consolidation of operations.

RESULTS OF OPERATIONS

     The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 (amounts in thousands).


                                                   2002            2001             2000
                                                   ----            ----             ----
Net sales..............................     $1,213,707       $1,148,022       $1,095,547
Cost of sales..........................        645,970          619,140          600,185
                                            ----------       ----------       ----------
Gross profit...........................        567,737          528,882          495,362
Research and development...............         70,625           64,627           56,334
Selling, general and administrative....        331,959          299,191          296,187
Amortization...........................          9,332           14,114           11,564
Interest expense.......................         17,209           17,162           20,034
Other charges, net (a).................         28,202           15,354            2,614
                                             ---------        ---------        ---------
Earnings before taxes..................     $  110,410       $  118,434       $  108,629
                                             ---------        ---------        ---------
Net earnings...........................     $  100,421       $   72,264       $   70,119
                                             =========        =========        =========
Adjusted Operating Income (b)..........     $  165,153       $  165,064       $  142,841
                                             =========        =========        =========


(a) Other charges, net generally includes interest income, foreign currency transactions, (gains) losses from sales of assets and other items. The 2002 and 2001 amounts also include charges of $28,661 and $15,196 respectively, related primarily to headcount reductions and manufacturing transfers. The 2000 amount includes a charge of $1,425 related to the close-down and consolidation of operations.

(b) Adjusted Operating Income is defined as operating income (gross profit less research and development and selling, general and administrative expenses) before amortization, interest expense and non-recurring costs. Non-recurring costs that have been excluded are the costs set forth in Note (a) above. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance on an ongoing basis, and as such is used as an important performance measurement by management. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our operating performance.


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net sales were $1,213.7 million for the year ended December 31, 2002, compared to $1,148.0 million in the prior year. This reflected an increase of 3% in local currencies during 2002. Results for 2002 were positively impacted by the weakening of the U.S. dollar against other currencies. Net sales in U.S. dollars during 2002 increased 6%. We experienced a sharp decline in sales of our European retail products in 2002 as a result of the product conversions required in 2001 prior to the introduction of the euro currency. Excluding the impact of European retail products in both 2002 and 2001, consolidated local currency sales growth would be 9% for the year ended December 31, 2002.

     Net sales by geographic customer location were as follows: Net sales in Europe decreased 10% in local currencies during 2002 versus the prior year, reflecting weak sales performance across several product lines, particularly in Germany and France. Excluding the impact of European retail products in both 2002 and 2001, European local currency sales decreased 1% for the year ended December 31, 2002. Net sales in local currencies during 2002 in the Americas increased 16% principally due to the acquisition of Rainin Instrument in November 2001. Approximately 86% of Rainin's operations are based in the Americas, with 7% each in Asia and Europe. Net sales in Asia and other markets increased 10% in local currencies during 2002. The results of our business in Asia and other markets during 2002 reflect particularly strong sales performance in China.

     As previously mentioned, we acquired Rainin Instrument in November 2001. Assuming we had acquired Rainin at the beginning of 2001, the acquisition would have added approximately $65 million of sales and $20 million of Adjusted Operating Income to 2001 on a pro forma basis.

     Our sales decline in Europe was primarily due to a decrease in sales of our European retail products after the introduction of the euro currency, as well as a deterioration in economic conditions, particularly in Germany and France. In the Americas, there has been no sign to date of a significant economic recovery benefiting the markets for most of our products. To the extent that economic conditions significantly deteriorate in these or other parts of the world, our sales growth and profitability may be adversely affected.

     Gross profit as a percentage of net sales was 46.8% for 2002 and 46.1% for 2001. This increase is primarily related to benefits from various cost saving initiatives.

     Research and development expenses as a percentage of net sales were 5.8% for 2002, compared to 5.6% for the prior year. We continue to make significant investments in research and development, which increased 5% in local currencies in 2002.

     Selling, general and administrative expenses as a percentage of net sales increased to 27.4% for 2002, compared to 26.1% for the prior year, primarily due to changes in our sales mix and our reduced sales volume in Europe. After adjusting for acquisitions and unfavorable foreign currency effects, selling, general and administrative expenses increased 2% in the year ended December 31, 2002.

     Adjusted Operating Income was $165.2 million, or 13.6% of net sales, for 2002, compared to $165.1 million, or 14.4% of net sales, for the prior year. The reduced operating margin percentage is due to the combination of two foreign exchange impacts. First, is the currency translation impact resulting in higher reported U.S. dollar sales due to weaker U.S. dollar exchange rates and second, an unfavorable impact on pre-tax earnings of approximately $4.3 million, due primarily to the strengthening of the Swiss franc against the euro and U.S. dollar. Adjusting for these items on a constant currency basis would result in Adjusted Operating Income of approximately 14.4% of net sales for the year ended December 31, 2002. Our 2002 Adjusted Operating Income increased $37.7 million in our Principal U.S. Operations due primarily to the Rainin acquisition and improvements in service profitability. Adjusted Operating Income declined significantly in Europe due to the aforementioned volume impact on European retail after the introduction of the euro currency in 2001. In Asia and other markets, Adjusted Operating Income increased due to continued growth in China partially offset by declines in other regions. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance on an ongoing basis, and as such is used as an important performance measurement by management. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

     Interest expense remained at $17.2 million for 2002, as the reduced interest rates were offset by higher average borrowings during 2002 to fund the Rainin acquisition.

     Other charges, net were $28.2 million for 2002, compared to other charges, net of $15.4 million for the prior year. The 2002 and 2001 amounts include charges of $28.7 million ($20.1 million after tax) and $15.2 million ($14.6 million after tax), respectively, primarily associated with headcount reductions and manufacturing transfers.

     Our effective tax rate before non-recurring items for the year ended December 31, 2002 was approximately 30% compared with 35% in 2001. This reduction reflects the effects of a restructuring of our European operations and other tax initiatives. In addition, we recorded a one-time benefit of $23.1 million during the second quarter of 2002 related to the completion of a tax restructuring program and related tax audits.

     During the fourth quarter of 2002, we began a program of repatriating foreign subsidiary earnings to the United States in a tax efficient manner. This program resulted in a repatriation of $85 million of foreign earnings during 2002. In addition, this program will result in the repatriation of $180 million of foreign earnings over the next few years. The 2002 repatriation of $85 million created additional U.S. taxable income resulting in the utilization of certain historical tax attributes related to our U.S. operations and release of the related U.S. federal deferred tax valuation allowance. The tax effects related to the future repatriation of $180 million were also accrued and included the establishment of other tax attributes related to our U.S. operations.

     Net earnings were $100.4 million for the year ended December 31, 2002 compared to net earnings of $72.3 million in the prior year. Excluding the effect of the previously mentioned charge associated with headcount reductions and manufacturing transfers and the one-time tax benefit, net earnings were $97.3 million for the year ended December 31, 2002. This compares to net earnings of $86.9 million in the prior year before the prior year restructuring charge. Adjusting for the adoption of SFAS 142, net earnings before restructuring charges and the one-time tax benefit for the year ended December 31, 2002 increased 4%.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net sales were $1,148.0 million for the year ended December 31, 2001, compared to $1,095.5 million in the prior year. This reflected an increase of 7% in local currencies during 2001. Results for 2001 were negatively impacted by the strengthening of the U.S. dollar against other currencies. Net sales in U.S. dollars during 2001 increased 5%. We experienced a sharp increase in sales of our European retail products as a result of the product conversions required in 2001 prior to the introduction of the euro currency. Excluding the impact of European retail products in both 2001 and 2000, consolidated local currency sales growth would be 4% for the year ended December 31, 2001.

     Net sales by geographic customer location were as follows: Net sales in Europe increased 10% in local currencies during 2001 versus the prior year, principally due to strong results in our retail product lines related to the introduction of the euro currency. Excluding the impact of European retail products in both 2001 and 2000, European local currency sales increased 4% for the year ended December 31, 2001. Net sales in local currencies during 2001 in the Americas increased 1%. Net sales in Asia and other markets increased 18% in local currencies during 2001. The results of our business in Asia and other markets during 2001 reflect particularly strong sales performance in China and Japan. Net sales growth in the Americas was lower than Europe and Asia and other markets primarily due to a deterioration in economic conditions.

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

     Adjusted Operating Income increased 16% to $165.1 million, or 14.4% of net sales, for 2001, compared to $142.8 million, or 13.0% of net sales, for the prior year. Our 2001 Adjusted Operating Income increased significantly in Europe due to the favorable impact of the euro currency conversion, but was partially offset by a decline in the Principal U.S. Operations. In Asia and other markets, Adjusted Operating Income benefited from stronger sales and improved manufacturing productivity in China. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance on an ongoing basis, and as such is used as an important performance measurement by management. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance.

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

     Net earnings were $72.3 million for the year ended December 31, 2001 compared to net earnings of $70.1 million in the prior year. Excluding the effect of the previously mentioned charge associated with headcount reductions and manufacturing transfers, net earnings were $86.9 million for the year ended December 31, 2002. This compares to net earnings of $71.5 million in the prior year before the prior year restructuring charge. This represents an increase in net earnings of 21%.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Currently, our liquidity needs arise primarily from: debt service on indebtedness; working capital requirements; capital expenditures; and acquisitions.

     Cash provided by operating activities totalled $115.4 million in 2002, compared to $101.6 million in 2001 and $84.7 million in 2000. The increase in 2002 resulted principally from improved working capital management. Included in 2002 cash provided by operating activities is an extra contribution of $19 million to the U.S. pension plan. As a result, we have no significant required contributions to our U.S. plan in the next two years. Cash provided by operating activities includes payments for restructuring, certain acquisition integration activities and a one-time payment in 2000 associated with an early retirement plan from previous years. These amounts totalled $11.1 million, $10.7 million and $10.3 million in 2002, 2001 and 2000, respectively. Excluding these amounts, cash provided by operating activities totalled $126.7 million in 2002, compared to $112.3 million in 2001 and $95.0 million in 2000.

     During 2002, we spent approximately $21.3 million on acquisitions, including additional consideration related to earn-out periods associated with acquisitions consummated in prior years. The cash portions of these purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, the terms of certain of our acquisitions in 2002 and earlier years provide for possible additional earn-out payments. Although we do not currently believe we will make any material payments relating to such earn-outs, the maximum amount potentially payable in cash is $74 million, including up to $30 million for Rainin based on operating profits through March 31, 2003.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totalled $33.2 million in 2002, $33.2 million in 2001 and $29.3 million in 2000. Capital expenditures in 2002 include spending of $8.3 million associated with Rainin's new facility in California. We also expect capital expenditures to increase between $2 million and $5 million in 2003, principally due to spending associated with manufacturing transfers to China. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     We expect the 2002 restructuring charge of $28.7 million to result in cash outlays of approximately $20.2 million, of which $10.3 million had been incurred as of December 31, 2002 and the remainder of which will be substantially incurred during 2003.

     At December 31, 2002, our consolidated debt, net of cash, was $281.2 million. We had borrowings of $292.1 million under our credit agreement and $20.6 million under various other arrangements as of December 31, 2002. Of our credit agreement borrowings, approximately $67.6 million was borrowed as term loans scheduled to mature in May, 2004 and $224.5 million was borrowed under a multi-currency revolving credit facility. At December 31, 2002, we had $185.6 million of availability remaining under the revolving credit facility.

     At December 31, 2002, approximately $194.9 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $117.8 million at December 31, 2002. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

     Under the credit agreement, amounts outstanding under the term loans are payable in quarterly installments. In addition, the credit agreement obligates us to make mandatory prepayments in certain circumstances with the proceeds of asset sales or issuance of capital stock or indebtedness and with certain excess cash flow. The credit agreement imposes certain restrictions on us and our subsidiaries, including restrictions and limitations on the ability to pay dividends to our shareholders, incur indebtedness, make investments, grant liens, sell financial assets and engage in certain other activities. We must also comply with several financial and other covenants, including requirements that we maintain the following criteria as specifically defined in our credit agreement:

     o a fixed charge coverage ratio (the ratio of EBITDA less capital expenditures to interest expense) of 3.25:1 (at December 31, 2002, this ratio was more than 9:1);

     o a debt to EBITDA ratio of no more than 4:1 (at December 31, 2002, this ratio was less than 2:1); and

     o a minimum net worth (as specifically defined in the credit agreement) of at least $300 million (at December 31, 2002, we exceeded the minimum by more than 3 times).

     A deterioration in our financial performance could result in a breach of these covenants and trigger the lenders' right to require immediate repayment of all or part of the indebtedness.

     At December 31, 2002, we are in compliance with all covenants set forth in our credit facility and other indentures. In addition, we do not have any downgrade triggers that would accelerate the maturity dates of our debt.

     The interest rates for our borrowings under the credit agreement are based in part on our credit rating. For so long as Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., rates our debt at "BBB-" or above and Moody's Investors Service Inc. rates our debt at "Baa3" or above, our current ratings, the applicable interest rates are determined from a grid that sets out the interest rates for each rating grade. However, if our credit rating falls below "BBB-" or "Baa3" then the applicable interest rates are set by reference to a separate grid in which interest rate levels are determined by our debt to EBITDA ratio. We estimate that if our credit rating was reduced to below investment grade our interest expense would increase by approximately $0.6 million per year.

     We plan to implement a new credit agreement on or before the expiration of the current facility in 2004.

The following summarizes certain of our contractual obligations at December 31, 2002 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments. During the ordinary course of business, we enter into contracts to purchase production components for manufacture. In general these commitments do not extend for more than a few months.

                           Payments due by period
                           ----------------------


                                      Total     Less than 1 year    1-3 years     3-5 years   After 5 years
                                      -----     ----------------    ---------     ---------   -------------
  Long-term debt(a)                   $292,091        $38,646        $253,445      $      -     $       -
  Non-cancelable operating leases(b)    91,341         20,785          26,659        15,742        28,155
                                      --------        -------        --------      --------     ---------
  Total                               $383,432        $59,431        $280,104      $ 15,742     $  28,155
                                      ========        =======        ========      ========     =========

(a) As described in Notes 8 and 9 to the audited consolidated financial statements.

(b) As described in Note 15 to the audited consolidated financial statements.



     We currently believe that cash flow from operating activities, together with liquidity available under the existing credit agreement or a renegotiated agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements as well as debt service requirements for at least several years, but there can be no assurance that this will be the case.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses, and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. During 2000 and prior years, the Swiss franc and other European currencies have generally moved in a consistent manner versus the U.S. dollar. Therefore, because the two effects previously described have offset each other, our operating profits were not materially affected by movements in the U.S. dollar exchange rate versus European currencies. However, as evidenced in 2002 and 2001, there can be no assurance that these currencies will continue to move in a consistent manner in the future. In 2002, we estimate that the unfavorable impact due primarily to the strengthening of the Swiss franc was approximately $4.3 million. We estimate that a one percent strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc.

TAXES

     We are subject to taxation in many jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions, earnings repatriations between jurisdictions and changes in law. Generally, the tax liability for each taxpayer within the group is determined either (i) on a non-consolidated/non-combined basis or (ii) on a consolidated/combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated/non-combined affiliated legal entities. As a result, we may pay income taxes to certain jurisdictions even though on an overall basis we incur a net loss for the period.

     Our effective tax rate before non-recurring items for the year ended December 31, 2002 was approximately 30% compared with 35% in 2001. This reduction reflects the effects of a restructuring of our European operations and other tax initiatives. In addition, we recorded a one-time benefit of $23.1 million during the second quarter of 2002 related to the completion of a tax restructuring program and related tax audits.

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

INFLATION

     Inflation can affect the costs of goods and services that we use. The competitive environment in which we operate limits somewhat our ability to recover higher costs through increased selling prices. Moreover, there may be differences in inflation rates between countries in which we incur the major portion of our costs and other countries in which we sell products, which may limit our ability to recover increased costs. We remain committed to operations in China, Latin America and Eastern Europe, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on our operating results. However, as our presence in China, Latin America and Eastern Europe increases, these inflationary conditions could have a greater impact on our operating results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have only limited involvement with derivative financial instruments and do not use them for trading purposes.

     We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our foreign businesses. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar and Swiss franc on these foreign currency-denominated contracts indicates that if the U.S. dollar and Swiss franc uniformly worsened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $2.9 million at December 31, 2002, as compared with $5.3 million at December 31, 2001. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under "Effect of Currency on Results of Operations."

     We have entered into certain interest rate swap agreements in order to limit our exposure to increases in interest rates. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The market value of these contracts as at December 31, 2002 and 2001 was negative $4.4 million and negative $1.7 million, respectively. Based on our agreements outstanding at December 31, 2002, a 100 basis point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $1.4 million, as compared with $6.0 million at December 31, 2001. Conversely, a 100 basis point decrease in interest rates would result in a $1.4 million net reduction in the net aggregate market value of these instruments, as compared with $6.0 million at December 31, 2001. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the variable rate debt they hedge were prematurely settled.

     We have designated certain of our Swiss franc debt as a hedge of our net investments. A sensitivity analysis to changes in the U.S. dollar on such debt at December 31, 2002 indicates that if the U.S. dollar weakened by 10% against the Swiss franc, the fair value of such debt would increase by $7.3 million, as compared with $3.8 million at December 31, 2001. Any foreign exchange translation gains and losses arising from debt qualifying as a non-derivative hedging instrument are recorded in comprehensive income and offset the impact on comprehensive income of foreign exchange translation gains and losses related to the hedged net investments.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, revenue, pensions and other post-retirement benefits, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

- Retirement plans. Pension and post-retirement benefit plan expense and obligations are developed from assumptions in actuarial valuations. These assumptions include discount rate and expected return on plan assets. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods. While management believes the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our plan obligations and future expense. In 2002, we adjusted the expected long-term rate of return on U.S. pension plan assets to 8.5% down from 9.5%, and adjusted the discount rate used for all U.S. pension and post-retirement plans to 7.0% from 7.5%. In April 2002, we froze our U.S. pension plan and discontinued our U.S. retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. As a net result of these changes, consolidated recurring pension and post-retirement expense in 2003 is expected to decrease by approximately $0.6 million. In December 2002, we made a $19 million payment to reduce the underfunded status of the U.S. pension plan. However, if the equity markets continue recent trends, we could be required to make additional cash funding payments or adjust the $33.9 million additional minimum pension liability recorded at December 31, 2002.

- Inventory. We record our inventory at the lower of cost or net realizable value. The estimated market value is based on assumptions for future demand and related pricing. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required. Excess and obsolete reserves are established based on forecast usage, orders and technological obsolescence.

- Acquired intangibles. Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

- Income taxes. Income tax expense and deferred tax assets and liabilities reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. In 2002, provisions were made for U.S. income taxes on certain undistributed earnings of non-U.S. subsidiaries as a decision was made to repatriate these earnings rather than permanently reinvest them.

- Revenue recognition. Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Other than a few small software applications, Mettler-Toledo does not sell its software products without the related hardware instrument as the software is embedded in the instrument. The Company's typical solution requires no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. Revenues from service contracts are recognized ratably over the contract period.

NEW ACCOUNTING STANDARDS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Discussion of this item is on page 26 of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-30 and the related financial schedule is set forth on page S-1.

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

NAME                   AGE      POSITION
----                   ---      --------

Robert F. Spoerry        47     President, Chief Executive Officer and Chairman
                                of the Board of Directors
Dennis W. Braun          38     Chief Financial Officer (1)
Peter Burker             57     Head of Human Resources
William P. Donnelly      41     Head of Packaging Industry
Olivier A. Filliol       36     Head of Process Analytics
Jean-Lucien Gloor        50     Head of Information Systems and Logistics
Timothy P. Haynes        38     Head of Retail
Karl M. Lang             56     Head of Asia/Pacific
Beat E. Luthi            41     Head of Laboratory (2)
Urs Widmer               52     Head of Industrial
Philip Caldwell          83     Director
John T. Dickson          57     Director
Philip H.  Geier         68     Director
John D. Macomber         75     Director
Hans Ulrich Maerki       56     Director
George M. Milne          59     Director
Thomas P. Salice         43     Director
------------------------------------------------------------------------

(1)  Since July 2002. Mr. Donnelly was Chief Financial Officer through June
     2002.

(2)  Since March 2003.

     Robert F. Spoerry has been President and Chief Executive Officer of the Company since 1993. He served as Head of Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been a Director since October 1996. Mr. Spoerry has been Chairman of the Board of Directors since May 1998.

     Dennis W. Braun has been Chief Financial Officer of the Company since July 2002. From 1986 until joining the Company, he held various positions within the public accounting firm PricewaterhouseCoopers LLP, except for a period between 1996 and 1997 when he obtained his M.B.A. degree from Harvard Business School. From 1999 to March 2002, Mr. Braun was a partner in PricewaterhouseCoopers' Audit & Business Advisory Services practice.

     Peter Burker has been Head of Human Resources of the Company since 1995. From 1992 to 1994 he was the Company's General Manager in Spain, and from 1989 to 1991 he headed the Company's operations in Italy.

     William P. Donnelly has been Head of Packaging Industry since March 2002. He was Chief Financial Officer of the Company from 1997 to July 2002.

     Olivier A. Filliol has been Head of Process Analytics of the Company since June 1999. From June 1998 to June 1999 he served as General Manager of Hi-Speed Checkweigher Inc., a Company subsidiary in New York. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company working in the Geneva, Paris, London and Sydney offices.

     Jean-Lucien Gloor has been Head of Information Systems and Logistics and Chief Information Officer of the Company since March 2001. From 1999 until joining the Company, he served as Head of Central Server Platforms at Credit Suisse, one of the leading Swiss banks. Prior to 1999, he held various senior information systems positions during fifteen years with The Dow Chemical Company.

     Timothy P. Haynes has been Head of Retail of the Company since October 2001. From 1999 to 2001 he served as Business Unit Leader for the Company's Transport, Shipping, Mail and Components business. Prior to joining the Company, he held various management positions at Emerson Electric in their process control and measurement businesses, including from 1997 to 1999 Vice President of Marketing and Product Development in their Process Analytic Division.

     Karl M. Lang has been Head of Asia / Pacific of the Company since January 2000. From 1994 to January 2000 he served as Head of Laboratory. From 1991 to 1994 he was based in Japan as a representative of senior management with responsibility for expansion of the Asian operations.

     Beat E. Luthi has been Head of Laboratory of the Company since March 2003. From 1998 until joining the Company, he served as Chief Executive Officer of Feintool International Holding, a Swiss public company. Feintool is a global technology and systems provider in fineblanking/forming and assembly/automation as well as a global supplier of metal and plastic components. From 1990 to 1998 he held various management positions with the Company in Switzerland.

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

     Philip Caldwell has been a Director since October 1996. Prior to May 1998, Mr. Caldwell served as Chairman of the Board of Directors. Mr. Caldwell spent 32 years at Ford Motor Company, where he served as Chairman of the Board of Directors and Chief Executive Officer from 1979 to 1985 and a Director from 1973 to 1990. He served as a Director and Senior Managing Director of Lehman Bros. Inc. and its predecessor, Shearson Lehman Brothers Holdings, Inc., from 1985 to February 1998. Mr. Caldwell is also a Director of the Mexico Fund, Russell Reynolds Associates, Inc. and Waters Corporation.

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

     Philip H. Geier has been a Director since July 2001. Mr. Geier was Chairman of the Board and Chief Executive Officer of the Interpublic Group of Companies, Inc. from 1980 to 2000 and was a Director of Interpublic since 1975. Mr. Geier is a Director of AEA Investors Inc., Alcon, Inc., Fiduciary Trust Co. International, Foot Locker, Inc. and Swiss International Airlines.

     John D. Macomber has been a Director since October 1996. He has been a principal of JDM Investment Group since 1992. He was Chairman and President of the Export-Import Bank of the United States (an agency of the U.S. Government) from 1989 to 1992. From 1973 to 1986 Mr. Macomber was Chairman and Chief Executive Officer of Celanese Corporation. Prior to that, Mr. Macomber was a Senior Partner of McKinsey & Company. Mr. Macomber is also a Director of AEA Investors Inc., Lehman Brothers Holdings Inc., Mirror Worlds Technology, Sovereign Specialty Chemicals, Inc. and Textron Inc.

     Hans Ulrich Maerki has been a Director since September 2002. Mr. Maerki is Chairman of IBM Europe/Middle East/Africa, a position he has held since August 2001, and a member of the World Wide Management Council of IBM Corporation. From 1996 to July 1991, Mr. Maerki was General Manager of IBM Global Services, Europe/Middle East/Africa. Mr. Maerki has been with IBM in various positions since 1973. Mr. Maerki is a member of the Board of Trustees of the International Institute for Management Development (IMD) and a member of the Corporate Social Responsibility Europe Advisory Board. Mr. Maerki is also a Director of ABB Ltd. and Mikron Holding AG.

     George M. Milne, Jr., Ph.D., has been a Director since September 1999. From 1970 to July 2002, Mr. Milne held various management positions with Pfizer Corporation, including most recently Executive Vice President, Pfizer Global Research and Development and President, Worldwide Strategic and Operations Management. Dr. Milne was also a Senior Vice President of Pfizer Inc. and a member of the Pfizer Management Council. He was President of Central Research from 1993 to July 2002 with global responsibility for Pfizer's Human and Veterinary Medicine Research and Development. Mr. Milne is also a director of Athersys, Inc. and Charles River Laboratories, Inc.

     Thomas P. Salice has been a Director since October 1996. Mr. Salice is Vice Chairman of AEA Investors Inc. and has been associated with AEA Investors Inc. since June 1989. Mr. Salice is also a Director of Marbo, Inc., Sovereign Specialty Chemicals, Inc. and Waters Corporation.

Item 11. EXECUTIVE COMPENSATION

     The information appearing in the sections captioned "Board of Directors Information," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement") is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information appearing in the section "Share Ownership" in the 2003 Proxy Statement is incorporated by reference herein.

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

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Documents Filed as Part of this Report:

          1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1.


          2. Financial Statement Schedule. See Schedule II, which is included on page S-1.


          3.   List of Exhibits. See Index of Exhibits included on page
               E-1.

     (b)  REPORTS ON FORM 8-K:

          None filed.

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

                                            Mettler-Toledo International Inc.
                                                        (Registrant)

Date: March 14, 2003                        By:  /s/ ROBERT F. SPOERRY
                                                 ---------------------
                                                 Robert F. Spoerry
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

                Signature                                   Title
                ---------                                   -----

                                                   Chairman of the Board,
                                                        President and
          /s/ ROBERT F. SPOERRY                    Chief Executive Officer
------------------------------------------
            Robert F. Spoerry
                                                     Vice President and
                                                   Chief Financial Officer
                                             (Principal financial and accounting
           /s/ DENNIS W. BRAUN                            officer)
------------------------------------------
             Dennis W. Braun

           /s/ PHILIP CALDWELL                            Director
------------------------------------------
             Philip Caldwell

           /s/ JOHN T. DICKSON                            Director
------------------------------------------
             John T. Dickson

           /s/ PHILIP H. GEIER                            Director
------------------------------------------
             Philip H. Geier

           /s/ JOHN D. MACOMBER                           Director
------------------------------------------
             John D. Macomber

         /s/ HANS ULRICH MAERKI                           Director
------------------------------------------
            Hans Ulrich Maerki

           /s/ GEORGE M. MILNE                            Director
------------------------------------------
             George M. Milne

          /s/ THOMAS P. SALICE                            Director
------------------------------------------
             Thomas P. Salice

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert F. Spoerry, certify that:

(1) I have reviewed this annual report on Form 10-K of Mettler-Toledo International Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons with equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 14, 2003

/s/ Robert F. Spoerry
---------------------
Robert F. Spoerry
Chief Executive Officer

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Dennis W. Braun, certify that:

(1) I have reviewed this annual report on Form 10-K of Mettler-Toledo International Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons with equivalent functions):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 14, 2003

/s/ Dennis W. Braun
-------------------
Dennis W. Braun
Chief Financial Officer

Exhibit      Description

3.1          Amended and Restated Certificate of Incorporation of the
             Company (1)
3.2*         Amended By-laws of the Company, effective February 6, 2003
4.6          Rights Agreement dated as of August 26, 2002 between the
             Company and Mellon Investor Services LLC, as Rights Agent,
             which includes as Exhibit A thereto, the Certificate of
             Designation, as Exhibit B thereto, the Form of Rights
             Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (11).
10.10        Credit Agreement, dated as of November 19, 1997 (1)
10.11        Amendment No.1 to the Credit Agreement, dated as of September
             30, 1998 (3)
10.12*       Amendment No. 2 to the Credit Agreement, dated as of June 4,
             2001
10.20        1997 Amended and Restated Stock Option Plan (4)
10.21        Amendment to the 1997 Amended and Restated Stock Option Plan
             (5)
10.31        Regulations of the Performance Oriented Bonus System (POBS) -
             Incentive System for the Management of Mettler Toledo,
             effective as of November 5, 1998 (6)
10.32        Regulations of the POBS Plus - Incentive Scheme for Senior
             Management of Mettler Toledo, effective as of March 14, 2000
             (7)
10.33        Regulations of the POBS PLUS - Incentive Scheme for Members of
             the Group Management of Mettler Toledo, effective as of March
             7, 2000 (7)
10.41        Employment Agreement between Robert Spoerry and Mettler-Toledo
             AG, dated as of October 30, 1996 (8)
10.42*       Indemnification Agreement between Robert Spoerry and
             Mettler-Toledo International Inc., dated June 6, 2002
10.43        Employment Agreement between Dennis Braun and Mettler-Toledo
             International Inc., dated as of June 12, 2002 (2)
10.44        Employment Agreement between William Donnelly and
             Mettler-Toledo GmbH, dated as of November 10, 1997 (1)
10.45        Employment Agreement between Olivier Filliol and
             Mettler-Toledo GmbH, dated as of May 21, 2001 (9)
10.46*       Indemnification Agreement between Olivier Filliol and
             Mettler-Toledo International Inc., dated June 6, 2002
10.47        Employment Agreement between Karl Lang and Mettler-Toledo
             Inc., dated as of November 10, 1997 (1)
10.48*       Indemnification Agreement between Karl Lang and Mettler-Toledo
             International Inc., dated June 6, 2002
10.5         Purchase Agreement among the Company, Mettler-Toledo, Inc. and
             Rainin Instrument Company, Inc., dated as of October 13, 2001
             (10)
21*          Subsidiaries of the Company
23.1*        Consent of PricewaterhouseCoopers
99.1*        Factors Affecting our Future Operating Results
99.2*        Certification Pursuant to Section 906 of the Sarbanes-Oxley
             Act of 2002

---------------------------

(1) Incorporated by reference to the Company's Report on Form 10-K dated March 13, 1998
(2) Incorporated by reference to the Company's Report on Form 10-Q dated August 12, 2002
(3) Incorporated by reference to the Company's Report on Form 10-Q dated November 16, 1998
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-35597)
(5) Incorporated by reference to the Company's Report on Form 10-Q dated August 15, 2000
(6) Incorporated by reference to the Company's Report on Form 10-K dated March 18, 1999
(7) Incorporated by reference to the Company's Report on Form 10-K dated March 24, 2000
(8) Incorporated by reference to the Company's Report on Form 10-K dated March 31, 1997
(9) Incorporated by reference to the Company's Report on Form 10-K dated March 4, 2002
(10) Incorporated by reference to the Company's Report on Form 8-K dated November 28, 2001
(11) Incorporated by reference to the Company's Registration Statement on Form 8-K/A filed on August 29, 2002

*        Filed herewith

                     METTLER-TOLEDO INTERNATIONAL INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
   Report of Independent Accountants....................................   F-2

   Consolidated Statements of Operations
       for the years ended December 31, 2002, 2001 and 2000.............   F-3

   Consolidated Balance Sheets as of December 31, 2002 and 2001.........   F-4

   Consolidated Statements of Shareholders' Equity
       for the years ended December 31, 2002, 2001 and 2000.............   F-5

   Consolidated Statements of Cash Flows
       for the years ended December 31, 2002, 2001 and 2000.............   F-6

   Notes to the consolidated financial statements.......................   F-7

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Mettler-Toledo International Inc.

In our opinion, the consolidated financial statements listed in the index under Item 15(a)(1) on page 33 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15
(a) (2) on page 33 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers AG
Zurich, Switzerland


March 14, 2003



                     METTLER-TOLEDO INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                          2002          2001          2000
                                                         ------        ------        ------

Net sales........................................    $1,213,707    $1,148,022    $1,095,547
Cost of sales....................................       645,970       619,140       600,185
                                                     ----------    ----------    ----------
    Gross profit.................................       567,737       528,882       495,362
Research and development.........................        70,625        64,627        56,334
Selling, general and administrative..............       331,959       299,191       296,187
Amortization.....................................         9,332        14,114        11,564
Interest expense.................................        17,209        17,162        20,034
Other charges, net...............................        28,202        15,354         2,614
                                                     ----------    ----------    ----------
    Earnings before taxes........................       110,410       118,434       108,629
Provision for taxes..............................         9,989        46,170        38,510
                                                     ----------    ----------    ----------
    Net earnings.................................    $  100,421    $   72,264    $   70,119
                                                     ==========    ==========    ==========


Basic earnings per common share:
    Net earnings.................................         $2.27         $1.78         $1.80
    Weighted average number of common shares.....    44,280,605    40,609,716    38,897,879

Diluted earnings per common share:
    Net earnings.................................         $2.21         $1.68         $1.66
    Weighted average number of common shares.....    45,370,053    42,978,895    42,141,548



     The accompanying notes are an integral part of these consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
                        CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          2002             2001
                                                                                         ------           ------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................          $   31,427       $   27,721
   Trade accounts receivable, less allowances of $10,916 in 2002 and $9,450 in          231,673          227,295
     2001..................................................................
   Inventories, net........................................................             150,441          145,621
   Current deferred tax assets, net........................................              33,583            8,862
   Other current assets and prepaid expenses...............................              28,603           22,259
                                                                                     ----------       ----------
     Total current assets..................................................             475,727          431,758
Property, plant and equipment, net.........................................             217,754          192,272
Goodwill, net of accumulated amortization
   of $43,337 in 2002 and $39,724 in 2001..................................             408,351          384,947
Other intangible assets, net ..............................................             129,441          126,524
Other non-current assets ..................................................              72,120           53,911
                                                                                     ----------       ----------
     Total assets..........................................................          $1,303,393       $1,189,412
                                                                                     ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable.................................................           $   73,072       $   66,327
   Accrued and other liabilities...........................................             130,490          111,284
   Accrued compensation and related items..................................              47,013           47,702
   Taxes payable...........................................................              66,511           72,035
   Short-term borrowings and current maturities of long-term debt.........               50,578           50,239
                                                                                     ----------       ----------
     Total current liabilities.............................................             367,664          347,587
Long-term debt.............................................................             262,093          309,479
Non-current deferred taxes.................................................              37,650           25,053
Other non-current liabilities..............................................             133,600          119,109
                                                                                     ----------       ----------
     Total liabilities....................................................              801,007          801,228

Shareholders' equity:
   Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                   -                -
   Common stock, $0.01 par value per share; authorized 125,000,000 shares;
     issued 44,384,820 in 2002 and  44,145,742 in 2001.....................                 444              441
   Additional paid-in capital..............................................             459,213          455,684
   Retained earnings.......................................................             104,378            3,957
   Accumulated other comprehensive loss....................................             (61,649)         (71,898)
                                                                                     ----------       ----------
     Total shareholders' equity ...........................................             502,386          388,184
Commitments and contingencies..............................................                   -                -
                                                                                     ----------       ----------
     Total liabilities and shareholders' equity ...........................          $1,303,393       $1,189,412
                                                                                     ==========       ==========

            The accompanying notes are an integral part of these
                    consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                       RETAINED        ACCUMULATED
                                               COMMON STOCK           ADDITIONAL       EARNINGS/          OTHER
                                        ------------------------       PAID-IN       (ACCUMULATED     COMPREHENSIVE
                                          SHARES         AMOUNT        CAPITAL         DEFICIT)       INCOME (LOSS)      TOTAL
                                        ----------      --------      ----------     ------------     -------------    --------
Balance at December 31, 1999.......     38,674,768          $386        $288,092       $(138,426)          $(38,037)   $112,015
Exercise of stock options..........        698,105             7           6,466               -                  -       6,473
Comprehensive income:
                                                 -             -               -          70,119                  -      70,119
   Net earnings....................
   Change in currency translation
      adjustment...................              -             -               -               -             (9,767)     (9,767)
                                                                                                                       --------
Comprehensive income...............                                                                                      60,352
                                        ----------      --------      ----------     ------------     -------------    --------

Balance at December 31, 2000.......     39,372,873          $393        $294,558        $(68,307)          $(47,804)   $178,840

Issuance of shares.................      3,388,132            34         144,300               -                  -     144,334
Exercise of stock options..........      1,384,737            14          16,826               -                  -      16,840
Comprehensive income:
   Net earnings....................              -             -               -          72,264                  -      72,264
   Unrealized loss on cash flow
      hedging arrangements.........              -             -               -               -             (1,591)     (1,591)
   Change in currency translation
      adjustment...................              -             -               -               -             (2,494)     (2,494)
Minimum pension liability adjustment             -             -               -               -            (20,009)    (20,009)
                                                                                                                       ---------
Comprehensive income...............                                                                                      48,170
                                        ----------      --------      ----------     ------------     -------------    --------
Balance at December 31, 2001.......     44,145,742          $441        $455,684        $  3,957           $(71,898)   $388,184

Exercise of stock options..........        239,078             3           3,529               -                  -       3,532
Comprehensive income:
   Net earnings....................              -             -               -         100,421                  -     100,421
   Unrealized loss on cash flow
      hedging arrangements.........              -             -               -               -             (2,805)     (2,805)
   Change in currency translation
      adjustment...................              -             -               -               -             26,933      26,933
   Minimum pension liability
   adjustment(a)...................              -             -               -               -            (13,879)    (13,879)
                                                                                                                       --------
Comprehensive income...............                                                                                     110,670
                                        ----------      --------      ----------     -----------      -------------    --------
Balance at December 31, 2002.......     44,384,820          $444        $459,213        $104,378           $(61,649)   $502,386
                                        ==========      ========      ==========     ===========      =============    ========



(a) The minimum pension liability adjustment is net of deferred tax benefits of $6,650.


     The accompanying notes are an integral part of these consolidated financial statements.



                     METTLER-TOLEDO INTERNATIONAL INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED DECEMBER 31
                               (IN THOUSANDS)

                                                                    2002                   2001                  2000
                                                                   ------                 ------                ------
Cash flows from operating activities:
   Net earnings.............................................      $100,421             $  72,264              $   70,119
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation........................................          25,392                22,858                  21,690
      Amortization........................................           9,332                14,114                  11,564
      Other...............................................           2,950                 1,055                   1,890
   Increase (decrease) in cash resulting from changes in:
      Trade accounts receivable, net......................          13,663               (11,502)                (12,437)
      Inventories.........................................           7,378                 3,531                 (17,274)
      Other current assets................................           6,061                   570                  (1,778)
      Trade accounts payable..............................             919               (14,825)                 (2,958)
      Taxes payable.......................................         (13,340)               15,937                  16,979
      Accruals and other liabilities......................         (37,366) (a)           (2,430) (a)             (3,081) (a)
                                                                -----------            ----------             -----------
        Net cash provided by operating activities.........         115,410               101,572                  84,714
                                                                ----------             ---------              -----------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment....           1,995                 3,518                   1,468
   Purchase of property, plant and equipment..............         (33,157)              (33,228)                (29,304)
   Acquisitions, net of seller financings.................         (21,305) (b)         (165,471) (b)            (26,377) (b)
                                                                -----------            ----------             ----------
        Net cash used in investing activities.............         (52,467)             (195,181)                (54,213)
                                                                -----------            ----------             ----------
Cash flows from financing activities:
   Proceeds from borrowings...............................          81,425               188,448                  29,239
   Repayments of borrowings...............................        (142,609)             (105,062)                (61,617)
   Proceeds from options exercised........................           3,532                16,840                   6,473
                                                                ----------             ---------              ----------
        Net cash provided by (used in) financing                   (57,652)              100,226                 (25,905)
                                                                -----------            ---------              -----------
          activities......................................
Effect of exchange rate changes on cash and cash                    (1,585)                 (621)                    (50)
                                                                -----------            ----------             ----------
   equivalents............................................
Net increase in cash and cash equivalents.................           3,706                 5,996                   4,546
                                                                ----------             ---------              ----------
Cash and cash equivalents:
   Beginning of period....................................          27,721                21,725                  17,179
                                                                ----------             ---------              ----------
   End of period..........................................      $   31,427             $  27,721              $   21,725
                                                                ==========             =========              ==========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
     Interest.............................................      $   16,249             $  15,504              $   20,014
     Taxes................................................      $   31,387             $  26,838              $   16,523

Non-cash financing and investing activities:
   Issuance of common stock on acquisitions...............              -              $ 144,334                       -
   Seller financings on acquisitions......................              -                      -              $   27,638

(a) Accruals and other liabilities include payments for restructuring, certain acquisition integration activities and a one-time payment in 2000 associated with an early retirement plan from previous years. These amounts totaled $11.1 million, $10.7 million and $10.3 million in 2002, 2001 and 2000, respectively. 2002 also includes a $19.0 million incremental contribution to the U.S. pension plan.

(b) Amounts paid for acquisitions including the issuance of common stock, seller financing, assumed debt and working capital retained by sellers were $21.3 million, $309.8 million and $55.5 million in 2002, 2001 and 2000, respectively.


     The accompanying notes are an integral part of these consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

1.   BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

     Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a leading global supplier of precision instruments and services. The Company is the world's largest manufacturer of weighing instruments for use in laboratory, process analytics, industrial, packaging and food retailing applications. The Company also holds top-three market positions in several related analytical instruments, and is a leading provider of automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company is the world's largest manufacturer and marketer of metal detection and other end-of-line inspection systems used in production and packaging. The Company's primary manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China. The Company's principal executive offices are located in Greifensee, Switzerland.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less.

     Inventories

     Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. Excess and obsolete reserves are established based on forecast usage, orders and technological obsolescence.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Long-Lived Assets

     a) Property, Plant and Equipment

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

     b) Capitalized Software

     In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property, plant and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years.

     c) Goodwill and Other Intangible Assets

     In accordance with SFAS 142, goodwill, representing the excess of purchase price over the net asset value of companies acquired, is reviewed for impairment on an annual basis in the fourth quarter. Other intangible assets are amortized on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of other intangible assets subject to amortization by determining whether the sum of the undiscounted future operating cash flows exceed the unamortized balance.

     Accounting for Impairment of Long-lived Assets

     In accordance with SFAS 144, the Company assesses the need to record impairment losses on long-lived assets when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset's carrying value with the loss measured at fair value based on discounted expected cash flows.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

     Taxation

     The Company files tax returns in each jurisdiction in which it operates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided in situations where the Company's subsidiaries plan to make future dividend distributions.

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

     Revenue Recognition

     Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Typically, Mettler-Toledo does not sell its software products without the related hardware instrument as the software is embedded in the instrument. The Company's typical solution requires no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. Revenues from service contracts are recognized ratably over the contract period.

     Research and Development

     Research and development costs are expensed as incurred.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Earnings per Common Share

     In accordance with the treasury stock method, the Company has included 1,089,448, 2,369,179 and 3,243,669 equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2002, 2001 and 2000, respectively, relating to outstanding stock options. Outstanding options of 1,360,600, 354,250 and 0 for the years ending December 31, 2002, 2001 and 2000, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

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

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 5, the Company enters into foreign currency forward contracts to economically hedge short-term intercompany transactions with its foreign businesses. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting changes in fair value being recognized in other charges, net.

     The Company also enters into certain interest rate swap agreements in order to reduce its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized as interest expense over the life of the agreements as incurred. The fair value of outstanding interest rate swap agreements that are effective cash flow hedges at December 31, 2002 are included in the Company's consolidated statement of shareholders' equity.

     The Company has designated certain of its Swiss franc debt as a hedge of its net investments. Any changes in fair value of the debt are recorded in comprehensive income (loss) and offset the translation impact of designated net investments they hedge.

     Stock Based Compensation

     The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan.

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

     New Accounting Pronouncements

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.


3.   BUSINESS COMBINATIONS

     During 2002, the Company spent approximately $21.3 million on acquisitions, including the acquisition of SofTechnics Inc. and approximately $4.2 million of additional consideration related to earn-out periods associated with acquisitions consummated in prior years. SofTechnics is a leading provider of in-store retail item management software solutions. Goodwill recognized in connection with these acquisition payments totaled $18.8 million, which is primarily included in the Company's Principal U.S. Operations segment. The Company accounted for the acquisition payments using the purchase method of accounting.

     Rainin Acquisition

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

     The aggregate purchase price for Rainin was $294.2 million, including $149.9 million of cash and the issuance of common stock valued at $144.3 million, plus the potential for an additional contingent payment, of up to $60 million. Up to half of any additional contingent payment may be paid in shares of the Company's common stock and the remainder will be paid in cash and will be treated as additional purchase price.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

3.   BUSINESS COMBINATIONS - (CONTINUED)

     Rainin Acquisition - (continued)

     The following table summarizes the estimated fair values of the Rainin assets acquired and liabilities assumed at the date of acquisition.

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
                                                                 ========

     The non-indefinite lived identifiable intangible assets are amortized on a straight-line basis over periods ranging from 11 to 45 years. The identifiable intangible assets include customer relationships of $67.4 million, tradename of $22.4 million, intellectual property license of $19.9 million and technology and patents of $17.4 million. The $148.6 million of goodwill was primarily assigned to the company's Principal U.S. Operations segment and is expected to be fully deductible for tax purposes. This goodwill and certain intangible assets with indefinite useful lives approximating $42.3 million are not subject to amortization in accordance with current generally accepted accounting principles.

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

     Year ended December 31:                           2001            2000
                                                     ---------       ---------
     Net sales:
        As reported..............................   $1,148,022      $1,095,547
        Pro forma................................    1,212,587       1,159,129
                                                     =========       =========
     Net earnings:
        As reported..............................   $   72,264      $   70,119
        Pro forma................................       76,561          71,980
                                                        ======          ======
     Basic earnings per common share:
        As reported..............................   $     1.78      $     1.80
        Pro forma................................         1.76            1.70
                                                          ====            ====
     Diluted earnings per common share:
        As reported..............................   $     1.68      $     1.66
        Pro forma................................         1.67            1.58
                                                          ====            ====

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

3.   BUSINESS COMBINATIONS - (CONTINUED)

     Other Acquisitions

     During 2001, the Company spent a further $15.6 million on other acquisitions, including approximately $9.3 million additional consideration related to earn-out periods associated with acquisitions consummated in prior years. Goodwill recognized in connection with these acquisition payments totaled $21.3 million, which is primarily included in the Company's Principal U.S. Operations segment. The Company accounted for the acquisition payments using the purchase method of accounting.

     During 2000, the Company spent approximately $55.5 million on acquisitions, including the acquisition of Thornton Inc., approximately $10.2 million of additional consideration related to earn-out periods associated with acquisitions consummated in prior years, seller financing of $27.6 million and working capital retained by sellers that has been excluded from the purchase price allocation. Thornton is the market leader in pure and ultra-pure industrial water monitoring instrumentation used in semiconductor, microelectronics, pharmaceutical and biotech applications. Goodwill recognized in connection with these acquisition payments totaled $47.8 million, which is primarily included in the Company's Principal U.S. Operations, Other Western European Operations and Other Operations segments. The Company accounted for the acquisition payments using the purchase method of accounting.

     The terms of certain of our acquisitions in 2002 and earlier years provide for possible additional earn-out payments. Although we do not currently believe we will make any material payments relating to such earn-outs, the maximum amount potentially payable in cash is approximately $74 million, including up to $30 million for Rainin, based on operating profits through March 31, 2003. Any additional earn-out payments incurred will be treated as additional purchase price and accounted for using the purchase method of accounting.

4.   INVENTORIES, NET

     Inventories, net consisted of the following at December 31:

                                                          2002         2001
                                                       ---------     --------
Raw materials and parts.........................       $  73,667     $ 70,392
Work-in-progress................................          33,683       28,433
Finished goods..................................          43,091       46,796
                                                       ---------     --------
                                                       $ 150,441     $145,621
                                                       =========     ========

5.   FINANCIAL INSTRUMENTS

     At December 31, 2002, the Company had certain interest rate swap agreements outstanding that fix the variable interest obligation associated with CHF 50 million of Swiss franc-based debt and $155 million of USD-based debt. These agreements have various maturities through 2004. The fixed rates associated with the swap of Swiss franc debt are approximately 3.6%, while the rates associated with the USD are approximately 4.0% plus the Company's normal interest margin. The swaps are effective at three-month LIBOR rates. At December 31, 2002 and 2001, the fair market value of such financial instruments was approximately negative $4.4 million and negative $1.7 million, respectively.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

5.   FINANCIAL INSTRUMENTS - (CONTINUED)

     At December 31, 2002, the Company had outstanding foreign currency forward contracts in the amount of $58 million. The purpose of these contracts is to economically hedge short-term intercompany balances with its foreign businesses. These agreements have various maturities through January 2003. The fair value of these contracts was not materially different from the carrying value at December 31, 2002 and 2001, respectively.

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


6.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, consisted of the following at December 31:

                                                          2002          2001
                                                        --------      --------
Land..................................................  $ 45,421      $ 38,690
Buildings and leasehold improvements..................   128,711       102,308
Machinery and equipment...............................   193,802       155,777
Computer software.....................................     4,934         4,673
                                                        --------      --------
                                                         372,868       301,448
Less accumulated depreciation and amortization........  (155,114)     (109,176)
                                                        ---------     ---------
                                                        $217,754      $192,272
                                                        ========      ========


7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002 the Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. This Statement requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of SFAS 142 and on an annual basis going forward. Other intangible assets with finite lives will continue to be amortized over their useful lives. Under the transition provisions of SFAS 142, there was no impairment of goodwill and indefinite lived intangible assets at January 1, 2002. We estimate that application of the non-amortization provisions of SFAS 142 would have increased our net earnings for 2001 by $6.5 million and our diluted earnings per share by $0.14, adjusting for additional shares issued in connection with our acquisition of Rainin Instrument LLC.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

7.   GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     The reconciliations of reported net earnings to adjusted net earnings before amortization of goodwill for the years ended December 31 are as follows:

                                                          2002          2001
                                                          ----          ----
     Net earnings:
     Reported.................................        $100,421         $ 72,264
     Goodwill amortization....................               -            6,535
                                                      --------         --------
     Adjusted.................................        $100,421         $ 78,799
                                                      ========         ========

     Basic earnings per share:
     Reported.................................        $   2.27         $   1.78
     Goodwill amortization  (a)...............               -             0.15
                                                      --------         --------
     Adjusted.................................        $   2.27         $   1.93
                                                      ========         ========

     Diluted earnings per share:
     Reported.................................        $   2.21         $   1.68
     Goodwill amortization  (a)...............               -             0.14
                                                      --------         --------
     Adjusted.................................        $   2.21         $   1.82
                                                      ========         ========

     (a) Adjusted for additional shares issued in connection with our acquistion of Rainin.


     The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

                                                         2002           2001
                                                         ----           ----

     Balance at beginning of year..............        $384,947       $228,035
     Goodwill acquired - Principal U.S. Operations       18,762        169,868
     Amotization charge for the year...........               -        (10,054)
     Acquisition related tax assets realized...          (9,488)          (961)
     Effect of changes in foreign currency.....          14,130         (1,941)
                                                       --------       --------
     Balance at end of year....................        $408,351       $384,947
                                                       ========       ========

     SFAS 142 requires that goodwill and indefinite lived assets be subject to annual impairment tests using a two-step process. The first step is to determine if an impairment exists, and if so the second step measures the amount of impairment based on fair value. The Company has completed its impairment review under SFAS 142 as of December 31, 2002 and has determined that there is no impairment.

     The components of other intangible assets as of December 31, are as follows:


                                                   2002                     2001
                                                   ----                     ----
                                          Gross       Accumulated     Gross      Accumulated
                                          amount      amortization    amount     amortization
                                          ------      ------------    ------     ------------

     Customer relationships...........   $  70,955     $ (1,839)     $  67,383      $   (268)
     Tradename........................      23,327          (37)        22,434             -
     Perpetual intellectual property
       license........................      19,905            -         19,905             -
     Proven technology and patents....      19,138       (2,008)        17,352          (282)
                                         ---------     ---------     ---------     ----------
                                         $ 133,325     $ (3,884)      $127,074      $   (550)
                                         =========    ==========     =========     ==========



     Other intangible assets substantially relate to the acquisition of Rainin Instrument. The annual aggregate amortization expense based on the current balance of other intangible assets for each of the next five years is estimated at $3.4 million.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

8.   SHORT-TERM BORROWINGS AND CURRENT MATURITIES OF LONG-TERM DEBT

     Short-term borrowings and current maturities of long-term debt consisted of the following at December 31:

                                                  2002       2001
                                                 ------     ------
Current maturities of long-term debt.........   $38,646    $31,455
Other short-term borrowings..................    11,932     18,784
                                                -------    -------
                                                $50,578    $50,239
                                                =======    =======

9.   LONG-TERM DEBT

     Long-term debt consisted of the following at December 31:


                                                                                 2002        2001
                                                                               --------    --------
Credit Agreement Borrowings:
  Term A USD Loans, interest at LIBOR plus 0.45% (1.85% at December 31,
    2002) payable in quarterly installments due May 19, 2004.............    $  34,709    $  52,065
  Term A CHF Loans, interest at LIBOR plus 0.45% (1.12% at December 31,
    2002) payable in quarterly installments due May 19, 2004.............       21,050       26,183
  Term A GBP Loans, interest at LIBOR plus 0.45% (4.48% at December 31,
    2002) payable in quarterly installments due May 19, 2004.............       11,865       16,106
  Revolving credit facilities, interest at LIBOR plus 0.3% ..............      224,467      238,459
Other....................................................................       20,580       26,905
                                                                             ---------    ---------
                                                                               312,671      359,718
Less current maturities..................................................      (50,578)     (50,239)
                                                                             ---------    ---------
                                                                             $ 262,093    $ 309,479
                                                                             =========    =========


     The Company has a multi-currency $400.0 million revolving credit facility and a CDN $26.3 million Canadian revolving credit facility under its credit agreement. Loans under these revolving credit facilities may be repaid and reborrowed and are due in full on May 19, 2004. At December 31, 2002, the Company had $185.6 million of additional borrowing capacity under its credit agreement. The Company has the ability to refinance its short-term borrowings through its revolving facilities for an uninterrupted period extending beyond one year. Accordingly, approximately $192 million of the Company's short-term borrowings at December 31, 2002 have been reclassified to long-term.

     The aggregate maturity of term loan obligations for 2004 is $29.0 million.

     The Company is required to pay a facility fee based in part on our credit rating. The facility fee at December 31, 2002 was equal to 0.15%. At December 31, 2002, borrowings under the Company's revolving facilities carried an interest rate of LIBOR plus 0.3%. The Company's weighted average interest rate for the year ended December 31, 2002 was approximately 5.1%.

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

10.  SHAREHOLDERS' EQUITY

     Common Stock

     The number of authorized shares of the Company's common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company's common stock are entitled to one vote per share. At December 31, 2002, 1,407,998 shares of the Company's common stock were reserved for grant pursuant to the Company's stock option plan.

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

     Shareholder Rights Plan

     On August 26, 2002 the Board of Directors adopted a Shareholder Rights Plan under which the Company declared a non-cash dividend of one right for each outstanding share of common stock. The Rights, which expire on September 5, 2012, entitle stockholders to buy one one-thousandth of a share of preferred stock at an exercise price of $150. The Rights were distributed to those stockholders of record as of close of business on September 5, 2002 and are attached to all certificates representing those shares of common stock.

     The Rights Plan provides that should any person or group acquire, or announce a tender or exchange offer for 15% or more of the Company's common stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a number of shares of the Company's common stock for 50% of its then-current market value. Unless a 15% acquisition has occurred, the Rights may be redeemed by the Board of Directors of the Company at any time. The Rights Plan will not be triggered by a tender or exchange offer for all outstanding shares of the Company at a price and on terms that the Company's Board of Directors determines to be adequate and in the best interest of the Company and its stockholders.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

10.  SHAREHOLDERS' EQUITY (CONTINUED)

     The Rights Plan exempts any stockholder that beneficially owned 15% or more of the Company's common stock as of August 26, 2002. However, the Rights will become exercisable if, at any time after August 26, 2002, any of these stockholders acquire additional shares of the Company's common stock in an amount which is greater than 2% of the Company's outstanding common stock.

     Comprehensive Income

     Accumulated other comprehensive income consisted of the following at December 31:

                                                           2002        2001         2000
                                                         --------    ---------   ---------

Currency translation adjustment.......................   $(23,365)   $(50,298)   $(47,804)
Unrealized gain / (loss) on cash flow hedging
  arrangements........................................     (4,396)     (1,591)          -
Additional minimum pension liability..................    (40,538)    (20,009)          -
Deferred tax on additional minimum pension liability..      6,650           -           -
                                                         ---------   ---------   ---------
Total accumulated other comprehensive loss............   $(61,649)   $(71,898)   $(47,804)
                                                         =========   =========   =========


11.  STOCK OPTION PLAN

     The Company's stock option plan provides certain key employees and directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. Under the terms of the plan, options granted shall be nonqualified and the exercise price shall not be less than the fair market value of the common stock on the date of grant. Options vest equally over a five-year period from the date of grant and have a maximum term of 10 years.

     Stock option activity is shown below:


                                                                                   Weighted Average
                                                             Number of Options      Exercise Price
                                                             -----------------     ----------------
Outstanding at December 31, 1999........................          5,035,647            $   13.45
Granted.................................................            887,000                43.72
Exercised...............................................           (698,105)              (10.68)
Forfeited...............................................            (50,765)              (13.12)
                                                                  ---------            ---------
Outstanding at December 31, 2000........................          5,173,777            $   19.02
Granted.................................................            901,000                45.09
Exercised...............................................         (1,384,737)              (12.02)
Forfeited...............................................           (310,465)              (30.44)
                                                                  ---------            ---------
Outstanding at December 31, 2001........................          4,379,575            $   25.79
Granted.................................................            912,250                35.21
Exercised...............................................           (239,078)              (14.77)
Forfeited...............................................           (252,974)              (34.97)
                                                                  ---------            ---------
Outstanding at December 31, 2002........................          4,799,773            $   27.65
                                                                  =========            =========

Options exercisable at December 31, 2000................          2,700,697            $   11.14
Options exercisable at December 31, 2001................          2,112,471            $   14.29
Options exercisable at December 31, 2002................          2,620,713            $   18.34
                                                                  =========            =========

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

11.  STOCK OPTION PLAN - (CONTINUED)

     At December 31, 2002, 1,407,998 options were available for grant.

     The following table details the weighted average remaining contractual life of options outstanding at December 31, 2002 by range of exercise prices:

                                          Remaining Contractual
   Number of Options   Weighted Average      Life of Options     Options
      Outstanding       Exercise Price         Outstanding     Exercisable
      -----------       --------------         -----------     -----------


        1,346,090           $  7.95             3.8            1,346,090
          319,083           $ 15.92             4.8              318,403
          847,000           $ 25.87             5.1              542,480
          834,650           $ 34.10             9.6               42,560
        1,452,950           $ 45.81             8.3              371,180
        ---------                               ---            ---------
        4,799,773                               6.5            2,620,713
        =========                                              =========


     As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2002, 2001 and 2000 was approximately $11.20, $16.72 and $18.31 per share, respectively. Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

                                        2002            2001             2000
                                        -----           -----            ----
Risk-free interest rate..............   3.0%              4.3%            5.0%
Expected life in years...............     4                 4               4
Expected volatility..................    35%               40%             46%
Expected dividend yield..............     -                 -               -

     The Company applies the intrinsic valuation methodology under Accounting Standards Board Opinion No. 25 and related interpretations in accounting for its plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the years ended December 31 would have been as follows:



                                                               2002        2001        2000
                                                               ------      ------      ------
Net earnings:
   As reported........................................        $100,421     $72,264      $70,119
   Pro forma..........................................          94,612      67,348       66,425
                                                             =========     =======    =========

Basic earnings per common share:
   As reported........................................           $2.27       $1.78        $1.80
   Pro forma..........................................            2.14        1.66         1.71
                                                                  ====        ====         ====
Diluted earnings per common share:
   As reported........................................           $2.21       $1.68        $1.66
   Pro forma..........................................            2.09        1.57         1.58
                                                                  ====        ====         ====


                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

12. BENEFIT PLANS

     Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.

     Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $3.3 million for the year ended December 31, 2002 and $2.6 million for the years ended December 31, 2001 and 2000, respectively.

     Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees' compensation for certain periods during the last years of employment. The Company's U.S. operations also provide post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.

     As described in Note 14, during the year ended December 31, 2002 the Company revised its U.S. defined benefit pension plan to freeze the benefits for current participants and to discontinue the plan for all future employees, resulting in an expense of $1.1 million. In addition, the Company's U.S. retiree medical program was also discontinued during 2002 for certain current and all future active employees resulting in a curtailment gain of $1.3 million.

     The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company's defined benefit plans and post-retirement plans at December 31, 2002 and 2001:

                                                U.S. Pension              Non-U.S.            Other Benefits
                                                  Benefits            Pension Benefits
                                              2002        2001        2002        2001        2002        2001
                                              ----        ----        ----        ----        ----        ----
Change in benefit obligation:
Benefit obligation at beginning of
  year................................     $ 83,164    $ 74,652    $335,323    $319,385     $36,839    $ 33,380
Service cost, gross...................        2,033       3,487      18,834      15,184         324         495
Interest cost.........................        6,167       5,596      17,386      14,399       2,551       2,480
Actuarial (gains) losses..............        4,540       2,983     (18,385)     15,149      (3,601)      4,833
Plan amendments and other.............       (2,051)        673       1,387         406           -      (1,797)
Benefits paid.........................       (4,604)     (4,227)    (15,034)    (15,839)     (2,810)     (2,549)
Impact of foreign currency............            -           -      64,546     (13,361)          -          (3)
                                           --------    --------    --------    --------     -------    --------
Benefit obligation at end of year.....     $ 89,249    $ 83,164    $404,057    $335,323     $33,303    $ 36,839
                                           --------    --------    --------    --------     -------    --------

Change in plan assets:
Fair value of plan assets at
  beginning of year...................     $ 54,555    $ 69,931    $302,617    $314,154     $     -     $     -
Actual return on plan assets..........       (5,397)    (12,840)     (8,256)      3,390           -           -
Employer contributions................        2,613       1,691      10,882       8,020       2,810       2,549
Plan participants' contributions......            -           -       5,557       4,630           -           -
Benefits paid.........................       (4,604)     (4,227)    (15,034)    (15,839)     (2,810)     (2,549)
Impact of foreign currency............            -           -      59,314     (11,738)          -           -
Fair value of plan assets at end           --------    --------    --------    ---------    -------     -------
  of year.............................     $ 47,167    $ 54,555    $355,080    $302,617     $     -     $     -
                                           --------    --------    --------    --------     -------    --------

Funded status.........................      (42,082)    (28,609)    (48,977)    (32,706)    (33,303)    (36,839)
Unrecognized net actuarial (gain)
  loss................................       33,302      22,626         806      (9,062)         77       2,714
Post-measurement date contributions...       19,007       1,025           -           -           -           -
                                           --------    --------    --------    --------     -------    --------
Net amount recognized.................     $ 10,227    $ (4,958)   $(48,171)   $(41,768)   $(33,226)   $(34,125)
                                           ========    ========    ========    ========     =======    ========

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

12.  BENEFIT PLANS - (CONTINUED)

     Amounts recognized in the consolidated balance sheets consist of:


                                                   U.S. Pension              Non-U.S.             Other Benefits
                                                     Benefits                Pension
                                                                             Benefits
                                                 2002        2001        2002        2001        2002         2001
                                                 ----        ----        ----        ----        ----         ----
Other non-current assets.................     $     -     $     -     $ 11,730     $  7,621    $      -    $      -
Other non-current liabilities............     (23,078)    (24,935)     (67,134)     (49,421)    (33,226)    (34,125)
Accumulated other comprehensive loss.....      33,305      19,977        7,233           32           -           -
                                              -------     -------     --------     ---------   ---------   --------
Net amount recognized....................     $10,227     $(4,958)    $(48,171)    $(41,768)   $(33,226)   $(34,125)
                                              =======     ========    =========    =========   =========   =========


     The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company's plans are as follows:


                                                             U.S.                              Non-U.S.
                                                  ---------------------------        ----------------------------
                                                  2002       2001        2000        2002        2001        2000
                                                  ----       -----       ----        ----        ----        ----
Discount rate.................................    7.0%       7.5%        7.8%        4.5%        4.7%        4.8%
Compensation increase rate....................    n/a        4.0%        5.0%        2.5%        2.9%        3.0%
Expected long-term rate of return on plan
  assets......................................    8.5%       9.5%        9.5%        6.1%        6.1%        5.7%



     Plan assets relate principally to the Company's U.S. and Swiss subsidiaries and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments.

     Net periodic pension cost for the defined benefit plans includes the following components for the year ended December 31:


                                                             U.S.                              Non-U.S.
                                                  ---------------------------        ----------------------------
                                                  2002       2001        2000        2002        2001       2000
                                                  -----      -----       ----        -----       ----       -----
Service cost, net...........................    $   897      $ 3,487    $ 3,331     $13,982    $ 10,789   $ 12,107
Interest cost on projected benefit
  obligations...............................      6,167        5,596      5,305      17,386      14,399     13,267
Expected return on plan assets..............     (5,196)      (6,484)    (6,048)    (21,662)    (17,373)   (16,443)
Impact of plan freeze.......................      1,136            -          -           -           -          -
Impact of early retirement..................      1,615        1,013          -           -           -          -
Recognition of actuarial losses (gains).....        791            5          5         333        (731)        14
                                                -------      -------    -------     -------    ---------   -------
Net periodic pension cost...................    $ 5,410      $ 3,617    $ 2,593     $10,039    $  7,084    $ 8,945
                                                =======      =======    =======     =======    =========   =======

     Net periodic post-retirement benefit cost for the U.S. post-retirement plans includes the following components for the year ended December 31:


                                                      2002               2001              2000
                                                     ------             ------            ------
Service cost...............................         $   324            $   495           $    461
Interest cost on projected benefit
  obligations..............................           2,551              2,480              2,460
Curtailment gain on plan freeze............          (1,334)                 -                  -
Impact of early retirement.................             365                  -                  -
Net amortization and deferral..............            (209)                 -                  -
                                                    --------           -------           --------
Net periodic post-retirement benefit cost..         $ 1,697            $ 2,975           $  2,921
                                                    ========           =======           ========

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

12. BENEFIT PLANS - (CONTINUED)

     The accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost were principally determined using discount rates of 7.0% in 2002, 7.5% in 2001 and 7.8% in 2000 and health care cost trend rates ranging from 9% to 14% in 2002, and from 10% to 15% in 2001 and 2000, decreasing to 4.5% in 2008.

     The health care cost trend rate assumption has a significant effect on the accumulated postretirement benefit obligation and net periodic postretirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


                                                                            One-Percentage-      One-Percentage-
                                                                            Point Increase       Point Decrease
                                                                          -----------------     -----------------

Effect on total of service and interest cost components..............          $   212              $   (198)
Effect on post-retirement benefit obligation.........................          $ 3,034              $ (2,803)



13.  TAXES

     The sources of the Company's earnings before taxes were as follows for the years ending December 31:


                                                                  2002               2001               2000
                                                              -------------      -------------      -------------
United States....................................               $ 29,669          $  (3,202)         $  13,670
Non-United States................................                 80,741            121,636             94,959
                                                                --------          ---------          ---------
Earnings before taxes............................               $110,410          $ 118,434          $ 108,629
                                                                ========          =========          =========


     The provisions for taxes consist of:


                                                                                        Adjustments
                                                                                            to
                                                            Current        Deferred       Goodwill        Total
                                                            -------        --------       --------        -----

Year ended December 31, 2002:
United States federal............................          $ 14,291       $ (12,517)      $  9,488      $  11,262
State and local..................................               539               -              -            539
Non-United States................................               120          (1,932)             -         (1,812)
                                                           --------       ----------      --------      ---------
                                                           $ 14,950       $ (14,449)      $  9,488      $   9,989
                                                           ========       ==========      ========      =========


                                                                                        Adjustments
                                                                                            to
                                                            Current        Deferred       Goodwill        Total
                                                            -------        --------       --------        -----
Year ended December 31, 2001:
United States federal............................          $    129        $    214       $     -        $   343
State and local..................................               553               -             -            553
Non-United States................................            42,564           1,749           961         45,274
                                                           --------        --------       -------        -------
                                                           $ 43,246        $  1,963       $   961        $46,170
                                                           ========        ========       =======        =======


                                                                                        Adjustments
                                                                                            to
                                                            Current        Deferred       Goodwill        Total
                                                            -------        --------       --------        -----
Year ended December 31, 2000:
United States federal............................          $    381        $   (601)      $      -      $  (220)
State and local..................................               519               -              -          519
Non-United States................................            36,123           1,052          1,036       38,211
                                                           --------        --------       --------      -------
                                                           $ 37,023        $    451       $  1,036      $38,510
                                                           ========        ========       ========      =======

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

13. TAXES - (continued)

     During 2002, the Company recorded a one-time benefit of $23.1 million related to the completion of a tax restructuring program and related audits.

     The adjustments to goodwill during the years ending December 31, 2002, 2001 and 2000 relate to tax benefits utilized that were not previously recognized in the purchase price allocation pertaining to previous acquisitions.

     The provisions for tax expense for the years ending December 31, 2002, 2001 and 2000 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

                                                                 2002             2001            2000
                                                              ----------       ----------      ---------
Expected tax...............................................    $ 38,643          $41,453         $38,020
United States state and local income taxes, net of
  federal income tax benefit...............................         350              553             519
Non-deductible intangible amortization.....................           -            2,222           2,227
Change in valuation allowance..............................       6,751            1,288          (3,065)
Tax restructuring program and audit settlements............     (23,135)               -               -
Other non-United States income taxes at other than a
    35% rate...............................................     (13,499)             373             455
Other, net.................................................         879              281             354
                                                               --------          -------         -------
Total provision for taxes..................................    $  9,989          $46,170         $38,510
                                                               ========          =======         =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:


                                                                  2002          2001
                                                               ----------    ----------
Deferred tax assets:
    Inventory............................................       $   497       $ 4,132
    Accrued and other liabilities........................        29,931        20,339
    Deferred losses......................................         2,099         2,099
    Accrued post-retirement benefit and pension costs....        28,304        27,928
    Net operating loss and tax credit carryforwards......        60,935        30,317
    Other................................................         4,508         4,065
                                                                -------       -------
Total deferred tax assets................................       126,274        88,880
Less valuation allowance.................................       (68,344)      (71,081)
                                                                -------       -------
Total deferred tax assets less valuation allowance.......        57,930        17,799
                                                                -------       -------
Deferred tax liabilities:
    Inventory............................................         1,510         1,689
    Property, plant and equipment........................        16,976        20,837
    Rainin intangibles amortization......................         6,283         1,026
    Other................................................        13,482         5,132
    International earnings...............................         3,815             -
                                                                -------      --------
Total deferred tax liabilities...........................        42,066        28,684
                                                                -------      --------
Net deferred tax asset/(liability).......................       $15,864      $(10,885)
                                                                =======      ========


                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

13. TAXES - (continued)

     The summary of total valuation allowances is as follows at December
31:


                                                                          2002          2001
                                                                       ----------    ----------
Summary of valuation allowances:
    Cumulative net operating loss and tax credit carryforwards......   $  60,935       $25,762
    Deferred loss...................................................       2,099         2,099
    Accrued post-retirement and pension benefit costs...............           -        22,880
    Other...........................................................       5,310        20,340
                                                                       ---------       -------
Total valuation allowance...........................................   $  68,344       $71,081
                                                                       =========       =======


     The Company has recorded valuation allowances related to its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future realizability of the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The 2002 net change in the valuation allowance includes the release of the valuation allowance attributable to deferred tax assets associated with temporary differences and net operating loss carryforwards and the establishment of a valuation allowance on U.S. foreign tax credits created in 2002 pursuant to the Company's plan of foreign earnings repatriations. A valuation allowance of $20.5 million at December 31, 2002 pertaining to foreign tax credit carryforwards resulted from the exercise of certain employee stock options. When recognized, the tax benefit of these credits will be recorded in shareholders' equity.

     The total valuation allowances relating to acquired businesses amount to $4.9 million and $14.3 million at December 31, 2002 and 2001, respectively. The reduction for the current year is primarily attributable to the release of U.S. federal deferred tax assets associated with post-retirement benefit liabilities. Future reductions of these valuation allowances will continue to be credited to goodwill when realized.

     At December 31, 2002, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of $3.1 million that expire in various amounts through 2018 and foreign tax credits of $48 million that will expire in various amounts through 2007. The Company has various U.S. state net operating losses and various foreign net operating losses that expire in varying amounts through 2022.

     During 2002 the Company undertook a plan to repatriate in future years $180 million of previously unremitted earnings of foreign subsidiaries. Accordingly, a deferred tax liability of $3.8 million was established in the current financial statements to account for the incremental tax costs associated with the planned repatriation. In conjunction with this plan, $85 million of foreign subsidiary earnings were repatriated to the United States during 2002, the effects of which are included in the 2002 financial statements. No deferred tax liability has been recognized on the residual unremitted earnings approximating $140 million, as such earnings have been permanently reinvested in the business.

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

14.  OTHER CHARGES, NET

     Other charges, net consists primarily of charges related to the Company's cost-reduction programs and gains on the sale of property, plant and equipment.

     In June 2002, the Company's management approved restructuring plans to exit manufacturing facilities in France and the United States, and reduce the Company's expense structure. As part of these efforts to reduce costs, the Company recorded a charge of $28.7 million ($20.1 million after tax) during the year ended December 31, 2002. This charge was comprised of restructuring liabilities of $24.3 million and related asset impairments of $4.4 million. In total, the Company expects this restructuring plan to result in cash outlays of approximately $20.2 million and non-cash items of $8.5 million. The charge comprised involuntary employee separation benefits, write-downs of impaired assets to be disposed and other exit costs. The Company expects to involuntarily terminate approximately net 300 employees in targeted manufacturing and administrative areas and to substantially complete the manufacturing consolidation by the end of 2003. Under U.S. GAAP, the charge related to the exit of the Company's French manufacturing facility was limited to the contractual minimum in the second quarter of 2002. This amount is subject to adjustment based on final settlement of the social plan being negotiated with the French union workers' council. The asset impairments of $4.4 million primarily relate to plant and equipment disposals resulting from the exit of certain manufacturing facilities. Fair value of these assets was determined on the basis of their net realizable value on disposal. Substantially all of the impaired assets will be physically disposed by the end of 2003.

     As part of this restructuring program, the Company revised its U.S. defined benefit pension plan to freeze the benefits for current participants and to discontinue the plan for all future employees, resulting in an expense of $1.1 million. In addition, the Company's U.S. retiree medical program was also discontinued for certain current and all future active employees resulting in a curtailment gain of $1.3 million.

As part of its efforts to reduce costs, the Company recorded charges of approximately $15.2 million, and $1.4 million in 2001 and 2000, respectively, associated primarily with headcount reductions and manufacturing transfers in 2001, and the close-down and consolidation of operations in 2000. The charges comprised primarily severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets.

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

14.  OTHER CHARGES, NET - (CONTINUED)

     A roll-forward of the Company's accrual for restructuring activities follows:


                                                     Employee      Lease
                                                     related(a) termination(b)  Other(c)    Total
                                                     -------    -----------     -----       -----
Balance at December 31, 2000..................      $  2,141      $   779      $   60    $  2,980
Restructuring expense.........................         8,848          464       1,163      10,475
Cash payments.................................        (6,856)        (964)       (899)     (8,719)
Increase in retirement benefit obligation.....        (2,114)           -           -      (2,114)
Impact of foreign currency....................           (18)           -           -         (18)
                                                    --------      -------      ------    --------
Balance at December 31, 2001..................      $  2,001      $   279      $  324    $  2,604
Restructuring expense.........................        21,967        2,051         283      24,301
Cash payments.................................        (9,660)        (433)       (238)    (10,331)
Increase in retirement benefit obligation.....        (3,850)           -           -      (3,850)
Impact of foreign currency....................         1,345          135          51       1,531
                                                    --------      -------      ------    --------
Balance at December 31, 2002..................      $ 11,803      $ 2,032      $  420    $ 14,255
                                                    ========      =======      ======    ========

(a) Employee related costs in 2002 include severance, medical and early retirement costs for approximately net 300 employees, of which 190 employees had been terminated as of December 31, 2002. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. and Other Western European Operations. The remaining employee terminations and related cash outflows are expected to be completed by the end of 2003.

     Employee related costs in 2001 include severance and early retirement costs for 350 employees. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S.
     Operations. The employee terminations and related cash outflows were completed during the first quarter of 2002.

     The increases in the Company's retirement benefit obligation represent enhanced early retirement benefits provided to impacted employees.

(b) Lease termination costs primarily relate to the early termination of leases on vacated property, primarily at the Company's Principal U.S. and Other Western European Operations.

(c) Other costs include expenses associated with equipment dismantling and disposal, and other exit costs.


                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

15.  COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2002:

          2003...................................      $20,785
          2004...................................       15,807
          2005...................................       10,852
          2006...................................        8,727
          2007...................................        7,015
          Thereafter.............................       28,155
                                                        ------
            Total................................      $91,341
                                                       =======

     Rent expense for operating leases amounted to $24.7 million, $20.0 million and $21.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

16.  SEGMENT REPORTING -(CONTINUED)

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on adjusted operating income (gross profit less research and development and selling, general and administrative expenses before amortization, interest expense and non-recurring costs). Intersegment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company's operating segments:




                                                Principal                   Other
                                 Principal       Central     Swiss R&D     Western                  Eliminations
     For the year ended             U.S.         European     and Mfg.     European                      and
     December 31, 2002           Operations     Operations   Operations   Operations     Other(a)    Corporate(b)     Total
-------------------------------  ----------     ----------   ----------   ----------     --------    ------------     -----
Net sales to external
  customers....................  $ 441,898      $ 158,232    $   49,632   $  264,683   $  299,262    $        -    $1,213,707
Net sales to other segments....     33,373         54,830       178,716       36,578       72,369      (375,866)            -
                                 ---------      ---------    ----------   ----------     --------    ----------    ----------
Total net sales................  $ 475,271      $ 213,062    $  228,348   $  301,261   $  371,631    $ (375,866)   $1,213,707
                                 =========      =========    ==========   ==========     ========    ==========    ==========

Adjusted operating income......  $  68,817      $  16,143    $   47,242   $   15,106   $   30,947    $  (13,102)   $  165,153
Depreciation...................      8,457          2,607         5,916        3,195        4,622           595        25,392
Total assets...................    906,546        156,612       500,597      193,192    1,059,461    (1,513,015)    1,303,393
Purchase of property, plant
  and equipment..............       14,480          2,908         4,905        2,156        5,974         2,734        33,157
Goodwill...................        201,663         23,607        21,512       76,184       85,385             -       408,351


                                                Principal                   Other
                                 Principal       Central     Swiss R&D     Western                  Eliminations
     For the year ended             U.S.         European     and Mfg.     European                      and
     December 31, 2001           Operations     Operations   Operations   Operations     Other(a)    Corporate(b)     Total
-------------------------------  ----------     ----------   ----------   ----------     --------    ------------     -----
Net sales to external
  customers....................  $ 362,855      $ 185,606    $   51,300   $  269,733    $ 278,528    $        -    $1,148,022
Net sales to other segments....     32,507         60,886       190,485       44,616       79,549      (408,043)            -
                                 ---------      ---------    ----------   ----------    ---------    ----------    ----------
Total net sales................  $ 395,362      $ 246,492    $  241,785   $  314,349    $ 358,077    $ (408,043)   $1,148,022
                                 =========      =========    ==========   ==========    =========    ==========    ==========

Adjusted operating income......  $  31,074      $  30,432    $   56,999   $   27,517    $  30,319    $  (11,277)   $  165,064
Depreciation...................      6,762          2,283         5,769        2,962        4,631           451        22,858
Total assets...................    585,357        144,967       381,873      183,120      557,768      (663,673)    1,189,412
Purchase of property, plant
  and equipment................      7,007          4,386         5,980        3,498        5,981         6,376        33,228
Goodwill...................        187,565         21,100        19,205       77,982       79,095             -       384,947




                                                Principal                   Other
                                 Principal       Central     Swiss R&D     Western                  Eliminations
     For the year ended             U.S.         European     and Mfg.     European                      and
     December 31, 2000           Operations     Operations   Operations   Operations     Other(a)    Corporate(b)     Total
-------------------------------  ----------     ----------   ----------   ----------     --------    ------------     -----
Net sales to external
  customers....................  $ 367,738     $  177,912    $   48,140   $  256,257    $ 245,500    $        -    $1,095,547
Net sales to other segments....     33,528         53,563       177,237       41,896       69,738      (375,962)            -
                                 ---------     ----------    ----------   ----------    ---------    ----------    ----------
Total net sales................  $ 401,266     $  231,475    $  225,377   $  298,153    $ 315,238    $ (375,962)   $1,095,547
                                 =========     ==========    ==========   ==========    =========    ==========    ==========

Adjusted operating income......  $  38,414     $   22,881    $   45,609   $   21,979    $  24,935    $  (10,977)   $  142,841
Depreciation...................      6,692          2,364         5,685        2,803        3,765           381        21,690
Total assets...................    242,878        138,957       346,561      152,816      514,246      (507,876)      887,582
Purchase of property, plant
  and equipment................      6,289          3,123         7,689        4,226        6,177         1,800        29,304



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


                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

16.  SEGMENT REPORTING -(CONTINUED)

     A reconciliation of adjusted operating income to earnings before taxes for the year ended December 31 follows:

                                         2002          2001          2000
                                        -----         -----         -----
Adjusted operating income.........   $ 165,153     $ 165,064     $ 142,841
Amortization......................       9,332        14,114        11,564
Interest expense..................      17,209        17,162        20,034
Other charges, net................      28,202        15,354         2,614
                                     ---------     ---------     ---------
Earnings before taxes.............   $ 110,410     $ 118,434     $ 108,629
                                     =========     =========     =========

     The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related post-sales support to a variety of customers and industries. None of these customers account for more than 3% of net sales. Post-sales support revenues are primarily derived from parts and services such as calibration, certification and repair, much of which is provided under contracts. A breakdown of the Company's sales by product category for the years ended December 31 follows:


                                         2002          2001          2000
                                        -----         -----         -----
Weighing-related instruments.....   $  594,465    $  634,834    $  624,510
Non-weighing instruments.........      359,616       271,519       237,501
Post-sales support...............      259,626       241,669       233,536
                                    ----------    ----------    ----------
Total net sales..................   $1,213,707    $1,148,022    $1,095,547
                                    ==========    ==========    ==========

     The breakdown of net sales by geographic customer destination and property, plant and equipment, net for the year ended December 31 is as follows:


                                                                         Property, plant and
                                         Net sales                         equipment, net
                         -----------------------------------------     -----------------------
                             2002          2001           2000            2002          2001
                         ----------    -----------    ------------     ----------    ---------
United States.......     $  494,913    $   417,886    $    411,484      $  46,650    $  41,543
Other Americas......         72,754         74,020          76,522          1,859        2,157
                         ----------    -----------    ------------      ---------    ---------
Total Americas......        567,667        491,906         488,006         48,509       43,700
Germany.............        104,311        130,641         122,570         26,842       22,920
France..............         90,046        104,206          97,345          5,497        5,606
United Kingdom......         47,228         44,689          44,927          5,156        5,806
Switzerland.........         46,274         45,437          45,308        108,249       92,707
Other Europe........        197,225        185,961         168,040          5,930        5,239
                         ----------    -----------    ------------      ---------    ---------
Total Europe........        485,084        510,934         478,190        151,674      132,278
Rest of World.......        160,956        145,182         129,351         17,571       16,294
                         ----------    -----------    ------------      ---------    ---------
Totals..............     $1,213,707    $ 1,148,022    $  1,095,547      $ 217,754    $ 192,272
                         ==========    ===========    ============      =========    =========

                     METTLER-TOLEDO INTERNATIONAL INC.
        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                   (In thousands unless otherwise stated)

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended December 31, 2002 and 2001 are as follows:


                                          First           Second           Third           Fourth
                                         Quarter        Quarter(a)        Quarter          Quarter
                                       ------------    -------------    ------------    ------------
2002
Net sales .........................      $ 272,957       $ 296,454       $ 306,990        $337,306
Gross profit.......................        125,137         141,082         142,923         158,595
Net earnings.......................      $  18,674       $  27,478       $  22,977        $ 31,292

Basic earnings per common share:
   Net earnings....................          $0.42           $0.62           $0.52           $0.71
   Weighted average number of
     common shares.................     44,173,850      44,208,274      44,355,475      44,384,820

Diluted earnings per common share:
   Net earnings....................          $0.41           $0.61           $0.51           $0.69
   Weighted average number of
     common shares.................     45,517,058      45,409,690      45,235,544      45,317,919

 Market price per share:
   High............................         $51.85          $45.74          $36.87          $37.04
   Low.............................         $42.80          $35.65          $24.85          $25.41

 2001
 Net sales ........................      $ 265,644      $  279,033       $ 285,064       $ 318,281
 Gross profit......................        118,310         126,849         131,024         152,699
 Net earnings......................      $  14,498      $    6,682       $  20,384       $  30,700

Basic earnings per common share:
   Net earnings....................          $0.37           $0.17           $0.51           $0.72
   Weighted average number of
     common shares.................     39,716,936      40,112,438      40,157,813      42,451,676

Diluted earnings per common share:
   Net earnings....................          $0.34           $0.16           $0.48           $0.69
   Weighted average number of
     common shares.................     42,539,345      42,472,310      42,463,944      44,441,101

 Market price per share:
   High............................         $53.92          $52.20          $49.20          $51.98
   Low.............................         $36.50          $37.95          $37.00          $39.98

(a) The financial data for the second quarters of 2002 and 2001 include charges of $28.7 million ($20.1 million after tax) and $15.2 million ($14.6 million after tax), respectively, primarily related to headcount reductions and manufacturing transfers (Note
     14). The financial data for the second quarter of 2002 also includes a benefit of $23.1 million related to tax restructuring activities and the completion of related tax audits.


SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

-------------------------------- ---------------- ---------------------------------- ---------------- -----------------
           Column A                 Column B                  Column C                  Column D          Column E
-------------------------------- ---------------- ---------------------------------- ---------------- -----------------
                                                              Additions
                                                  ----------------------------------
                                                        (1)               (2)
                                   Balance at         Charged
                                  the beginning     to costs and      Charged to                         Balance at
          Description               of period         expenses      Other accounts    -Deductions-     end of period

-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------
                                                                                        Note (A)

Accounts Receivable-
      allowance for doubtful
      accounts:

      Year ended
      December 31, 2002               9,450               778                 -             (688)           10,916

      Year ended
      December 31, 2001               9,097               996                 -              643             9,450

      Year ended
      December 31, 2000               9,827             1,008                 -            1,738             9,097

Deferred Tax valuation
      allowance:

      Year ended
      December 31, 2002              71,081             6,751                 -            9,488            68,344

      Year ended
      December 31, 2001              49,027             1,288            21,727              961            71,081

      Year ended
      December 31, 2000              53,128            (3,065)                -            1,036            49,027
-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------


Note A

     For accounts receivable represents excess of uncollectible balances written off over recoveries of accounts previously written off. Additionally, amounts are net of foreign currency translation effect of $775, $(244) and $(253) for the years ended December 31, 2002, 2001, and 2000, respectively. For deferred tax valuation allowance represents tax benefits utilized that were not previously recognized in the purchase price allocation pertaining to previous acquisitions.


                                                                EXHIBIT 3.2

                              AMENDED BY-LAWS

                                     OF

                     METTLER-TOLEDO INTERNATIONAL INC.

                                 ARTICLE I

                                Stockholders

     SECTION 1. Annual Meeting. The annual meeting of the stockholders of the Corporation shall be held on such date, at such time and at such place within or without the State of Delaware as may be designated by the Board of Directors, for the purpose of electing Directors and for the transaction of such other business as may be properly brought before the meeting.

     SECTION 2. Special Meetings. Except as otherwise provided in the Certificate of Incorporation, a special meeting of the stockholders of the Corporation may be called at any time by the Board of Directors, the Chairman of the Board or the President and shall be called by the Chairman of the Board, the President or the Secretary at the request in writing of stockholders holding together at least fifty percent of the number of shares of stock outstanding and entitled to vote at such meeting. Any special meeting of the stockholders shall be held on such date, at such time and at such place within or without the State of Delaware as the Board of Directors or the officer calling the meeting may designate. At a special meeting of the stockholders, no business shall be transacted and no corporate action shall be taken other than that stated in the notice of the meeting unless all of the stockholders are present in person or by proxy, in which case any and all business may be transacted at the meeting even though the meeting is held without notice.

     SECTION 3. Notice of Meetings. Except as otherwise provided in these BY-LAWS or by law, a written notice of each meeting of the stockholders shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting to each stockholder of the Corporation entitled to vote at such meeting at his address as it appears on the records of the Corporation. The notice shall state the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called.

     SECTION 4. Quorum. At any meeting of the stockholders, the holders of a majority in number of the total outstanding shares of stock of the Corporation entitled to vote at such meeting, present in person or represented by proxy, shall constitute a quorum of the stockholders for all purposes, unless the representation of a larger number of shares shall be required by law, by the Certificate of Incorporation or by these By-Laws, in which case the representation of the number of shares so required shall constitute a quorum; provided that at any meeting of the stockholders at which the holders of any class of stock of the Corporation shall be entitled to vote separately as a class, the holders of a majority in number of the total outstanding shares of such class, present in person or represented by proxy, shall constitute a quorum for purposes of such class vote unless the representation of a larger number of shares of such class shall be required by law, by the Certificate of Incorporation or by these By-Laws.

     SECTION 5. Adjourned Meetings. Whether or not a quorum shall be present in person or represented at any meeting of the stockholders, the holders of a majority in number of the shares of stock of the Corporation present in person or represented by Proxy and entitled to vote at such meeting may adjourn from time to time; provided, however, that if the holders of any class of stock of the Corporation are entitled to vote separately as a class upon any matter at such meeting, any adjournment of the meeting in respect of action by such class upon such matter shall be determined by the holders of a majority of the shares of such class present in person or represented by proxy and entitled to vote at such meeting. When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the stockholders, or the holders of any class of stock entitled to vote separately as a class, as the case may be, may transact any business which might have been transacted by them at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting.

     SECTION 6. Organization. The Chairman of the Board or, in his absence, the President shall call all meetings of the stockholders to order, and shall act as Chairman of such meetings. In the absence of the Chairman of the Board and the President, the holders of a majority in number of the shares of stock of the Corporation present in person or represented by proxy and entitled to vote at such meeting shall elect a Chairman.

     The Secretary of the Corporation shall act as Secretary of all meetings of the stockholders; but in the absence of the Secretary, the Chairman may appoint any person to act as Secretary of the meeting. It shall be the duty of the Secretary to prepare and make, at least ten days before every meeting of stockholders, a complete list of stockholders entitled to vote at such meeting, arranged in alphabetical order and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting or, if not so specified, at the place where the meeting is to be held, for the ten days next preceding the meeting, to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, and shall be produced and kept at the time and place of the meeting during the whole time thereof and subject to the inspection of any stockholder who may be present.

     SECTION 7. Voting. Except as otherwise provided in the Certificate of Incorporation or by law, each stockholder shall be entitled to one vote for each share of the capital stock of the Corporation registered in the name of such stockholder upon the books of the Corporation. Each stockholder entitled to vote at meeting of stockholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. When directed by the presiding officer or upon the demand of any stockholder, the vote upon any matter before a meeting of stockholders shall be by ballot. Except as otherwise provided by law or by the Certificate of Incorporation, Directors shall be elected by a plurality of the votes cast at a meeting of stockholders by the stockholders entitled to vote in the election and, whenever any corporate action, other than the election of Directors is to be taken, it shall be authorized by a majority of the votes cast at a meeting of stockholders by the stockholders entitled to vote thereon.

     Shares of the capital stock of the Corporation belonging to the Corporation or to another corporation, if a majority of the shares entitled to vote in the election of directors of such other corporation is held, directly or indirectly, by the Corporation, shall neither be entitled to vote nor be counted for quorum purposes.

     SECTION 8. Inspectors. When required by law or directed by the presiding officer or upon the demand of any stockholder entitled to vote, but not otherwise, the polls shall be opened and closed, the proxies and ballots shall be received and taken in charge, and all questions touching the qualification of voters, the validity of proxies and the acceptance or rejection of votes shall be decided at any meeting of the stockholders by two or more Inspectors who may be appointed by the Board of Directors before the meeting, or if not so appointed, shall be appointed by the presiding officer at the meeting. If any person so appointed fails to appear or act, the vacancy may be filled by appointment in like manner.

     SECTION 9. Consent of Stockholder in Lieu of Meeting. Any action required or permitted to be taken by the Corporation's stockholders may not be effected by consent in writing.

     SECTION 10. Advance Notice Provisions for Election of Directors. Only persons who are nominated in accordance with the following procedures shall be eligible for election as directors of the Corporation. Nominations of persons for election to the Board of Directors may be made at any annual meeting of stockholders, or at any special meeting of stockholders called for the purpose of electing directors, (a) by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (b) by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 10 and on the record date for the determination of stockholders entitled to vote at such meeting and (ii) who complies with the notice procedures set forth in this
Section 10.

     In addition to any other applicable requirements, for a nomination to be made by a stockholder such stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

     To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation (a) in the case of an annual meeting, not less than sixty
(60) days nor more than ninety (90) days prior to the date of the annual meeting; provided, however, that in the event that less than seventy (70) days notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders called for the purpose of electing directors, not later than the close of business on the tenth (10th) day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs.

     To be in proper written form, a stockholder's notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election as a director (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by the person and (iv) any other information relating to the person that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations promulgated thereunder; and (b) as to the stockholder giving the notice (i) the name and record address of such stockholder, (ii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder, (iv) a representation that such stockholder intends to appear in person or by proxy, at the meeting to nominate the persons named in its notice and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14 of the Exchange Act and the rules and regulations promulgated thereunder. Such notice must be accompanied by a written consent of each proposed nominee to being named as a nominee and to serve as a director if elected.

     No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Section 10. If the Chairman of the meeting determines that a nomination was not made in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the nomination was defective and such defective nomination shall be disregarded.

     SECTION 11. Advance Notice Provisions for Business to be Transacted at Annual Meeting. No business may be transacted at an annual meeting of stockholders, other than business that is either (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors (or any duly authorized committee thereof), (b) otherwise properly brought before the annual meeting by or at the direction of the Board of Directors (or any duly authorized committee thereof) or (c) otherwise properly brought before the annual meeting by any stockholder of the Corporation (i) who is a stockholder of record on the date of the giving of the notice provided for in this Section 11 and on the record date for the determination of stockholders entitled to vote at such annual meeting and (ii) who complies with the notice procedures set forth in this
Section 11.

     In addition to any other applicable requirements, for business to be properly brought before an annual meeting by a stockholder, such stockholder must have given timely notice thereof in proper written form to the Secretary of the Corporation.

     To be timely, a stockholder's notice to the Secretary must be delivered to or mailed and received at the principal executive offices of the Corporation not less than sixty (60) days nor more than ninety (90) days prior to the date of the annual meeting; provided, however, that in the event that less than seventy (70) days notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by the stockholder in order to be timely must be so received not later than the close of business on the tenth (10th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure of the date of the annual meeting was made, whichever first occurs.

     To be in proper written form, a stockholder's notice to the Secretary must set forth as to each matter such stockholder proposes to bring before the annual meeting (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of such stockholder, (iii) the class or series and number of shares of capital stock of the Corporation which are owned beneficially or of record by such stockholder, (iv) a description of all arrangements or understandings between such stockholder and any other person or persons (including their names) in connection with the proposal of such business by such stockholder and any material interest of such stockholder in such business and (v) a representation that such stockholder intends to appear in person or by proxy at the annual meeting to bring such business before the meeting.

     No business shall be conducted at the annual meeting of stockholders except business brought before the annual meeting in accordance with the procedures set forth in this Section 11, provided, however that, once business has been properly brought before the annual meeting in accordance with such procedures, nothing in this Section 11 shall be deemed to preclude discussion by any stockholder of any such business. If the Chairman of an annual meeting determines that business was not properly brought before the annual meeting in accordance with the foregoing procedures, the Chairman shall declare to the meeting that the business was not properly brought before the meeting and such business shall not be transacted.

     SECTION 12. Order of Business. The order of business at all meetings of the stockholders shall be determined by the Chairman of the meeting.

                                 ARTICLE II

                             Board of Directors

     SECTION 1. Number and Term of Office. The business and affairs of the Corporation shall be managed by or under the direction of eight (8) Directors, who need not be stockholders of the Corporation. The Directors shall, except as hereinafter otherwise provided for filling vacancies, be elected at the annual meeting of stockholders, and shall hold office until their respective successors are elected and qualified or until their earlier resignation or removal. The number of Directors may be altered from time to time by amendment of these By-Laws.

     SECTION 2. Removal, Vacancies and Additional Directors. The stockholders may, at any special meeting the notice of which shall state that it is called for that purpose, remove, with or without cause, any Director and fill the vacancy; provided that whenever any Director shall have been elected by the holders of any class of stock of the Corporation voting separately as a class under the provisions of the Certificate of Incorporation, such Director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any Director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of Directors, may be filled by the affirmative vote of a majority of the Directors then in office, although less than a quorum, and any Director so elected to fill any such vacancy or newly created directorship shall hold office until his successor is elected and qualified or until his earlier resignation or removal.

     When one or more Directors shall resign effective at a future date, a majority of Directors then in office, including those who have so resigned, shall have power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each Director so chosen shall hold office as herein provided in connection with the filling of other vacancies.

     SECTION 3. Place of Meeting. The Board of Directors may hold its meetings in such place or places in the State of Delaware or outside the State of Delaware as the Board from time to time shall determine.

     SECTION 4. Regular Meetings. Regular meetings of the Board of Directors shall be held at such times and places as the Board from time to time by resolution shall determine. No notice shall be required for any regular meeting of the Board of Directors; but a copy of every resolution fixing or changing the time or place of regular meetings shall be mailed to every Director at least five days before the first meeting held in pursuance thereof.

     SECTION 5. Special Meetings. Special meetings of the Board of Directors shall be held whenever called by direction of the Chairman of the Board, the President or by any two of the Directors then in office.

     Notice of the day, hour and place of holding of each special meeting shall be given by mailing the same at least two days before the meeting or by causing the same to be delivered personally or transmitted by telegraph, facsimile, telex or sent by certified, registered or overnight mail at least one day before the meeting to each Director. Unless otherwise indicated in the notice thereof, any and all business other than an amendment of these By-Laws may be transacted at any special meeting, and an amendment of these By-Laws may be acted upon if the notice of the meeting shall have stated that the amendment of these By-Laws is one of the purposes of the meeting. At any meeting at which every Director shall be present, even though without any notice, any business may be transacted, including the amendment of these By-Laws.

     SECTION 6. Quorum. Subject to the provisions of Section 2 of this
Article II, a majority of the members of the Board of Directors in office (but in no case less than one-third of the total number of Directors nor less than two Directors) shall constitute a quorum for the transaction of business and the vote of the majority of the Directors present at any meeting of the Board of Directors at which a quorum is present shall be the act of the Board of Directors, If at any meeting of the Board there is less than a quorum present, a majority of those present may adjourn the meeting from time to time.

     SECTION 7. Organization. The Chairman of the Board or, in his absence, the President shall preside at all meetings of the Board of Directors. In the absence of the Chairman of the Board and the President, a Chairman shall be elected from the Directors present. The Secretary of the Corporation shall act as Secretary of all meetings of the Directors; but in the absence of the Secretary, the Chairman may appoint any person to act as Secretary of the meeting.

     SECTION 8. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the Directors of the Corporation. The Board may designate one or more Directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of a member of a committee, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided by resolution passed by a majority of the whole Board, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and the affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it; but no such committee shall have the power or authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the Corporations property and assets, recommending to the stockholders a dissolution of the Corporation or a revocation of a dissolution, or amending these By-Laws; and unless such resolution, these By-Laws, or the Certificate of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

     SECTION 9. Conference Telephone Meetings. Unless otherwise restricted by the Certificate of Incorporation or by these By-Laws, the members of the Board of Directors or any committee designated by the Board, may participate in a meeting of the Board or such committee, as the case may be, by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and such participation shall constitute presence in person at such meeting.

     SECTION 10. Consent of Directors or Committee in Lieu of Meeting. Unless otherwise restricted by the Certificate of Incorporation or by these By-Laws, any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting if all members of the Board or committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of proceedings of the Board or committee, as the case may be.

                                ARTICLE III

                                  Officers

     SECTION 1. Officers. The officers of the Corporation shall be a Chairman of the Board, a President, one or more Vice Presidents, a Chief Financial Officer, a Secretary and a Treasurer, and such additional officers, if any, as shall be elected by the Board of Directors pursuant to the provisions of Section 7 of this Article III. The Chairman of the Board, the President, one or more Vice Presidents, a Chief Financial Officer, the Secretary and the Treasurer shall be elected by the Board of Directors at its first meeting after each annual meeting of the stockholders. The failure to hold such election shall not of itself terminate the term of office of any officer. All officers shall hold office at the pleasure of the Board of Directors. Any officer may resign at any time upon written notice to the Corporation. Officers may, but need not, be Directors. Any number of offices may be held by the same person.

     All officers, agents and employees shall be subject to removal, with or without cause, at any time by the Board of Directors. The removal of an officer without cause shall be without prejudice to his contract rights, if any. The election or appointment of an officer shall not of itself create contract rights. All agents and employees other than officers elected by the Board of Directors shall also be subject to removal, with or without cause, at any time by the officers appointing them.

     Any vacancy caused by the death of any officer, his resignation, his removal, or otherwise, may be filled by the Board of Directors, and any officer so elected shall hold office at the pleasure of the Board of Directors.

     In addition to the powers and duties of the officers of the Corporation as set forth in these By-Laws, the officers shall have such authority and shall perform such duties as from time to time may be determined by the Board of Directors.

     SECTION 2. Powers and Duties of the Chairman of the Board, The Chairman of the Board shall preside at all meetings of the stockholders and at all meetings of the Board of Directors and shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors.

     SECTION 3. Powers and Duties of the President. The President shall be the chief executive officer of the Corporation and, subject to the control of the Board of Directors and the Chairman of the Board, shall have general charge and control of all its operations and shall perform all duties incident to the office of President. In the absence of the Chairman of the Board, he shall preside at all meetings of the stockholders and at all meetings of the Board of Directors and shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors or the Chairman of the Board.

     SECTION 4. Powers and Duties of the Vice Presidents. Each Vice President shall perform all duties incident to the office of Vice President and shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors, the Chairman of the Board or the President.

     SECTION 5. Powers and Duties of the Chief Financial Officer. The Chief Financial Officer shall be the principal financial officer of the Corporation, and shall be in charge of, and have control over, all financial accounting and tax matters regarding the Corporation. The Chief Financial Officer shall have such other powers and perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors, the Chairman of the Board or the President.

     SECTION 6. Powers and Duties of the Secretary. The Secretary shall keep the minutes of all meetings of the Board of Directors and the minutes of all meetings of the stockholders in books provided for that purpose; he shall attend to the giving or serving of all notices of the Corporation; he shall have custody of the corporate seal of the Corporation and shall affix the same to such documents and other papers as the Board of Directors, the Chairman of the Board or the President shall authorize and direct; he shall have charge of the stock certificate books, transfer books and stock ledgers and such other books and papers as the Board of Directors, the Chairman of the Board or the President shall direct, all of which shall at reasonable times be open to the examination of any Director, upon application, at the office of the Corporation during business hours; and he shall perform duties incident to the office of Secretary and shall also have such other powers and shall perform such other duties as may from time to time be assigned to him by these By-Laws or the Board of Directors, the Chairman of the Board or the President.

     SECTION 7. Powers and Duties of the Treasurer. The Treasurer shall act at the direction of the Chief Financial Officer. At the direction of the Chief Financial Officer, the Treasurer shall have custody of, and when proper shall pay out, disburse or otherwise dispose of, all funds and securities of the Corporation which may have come into his hands; he may endorse on behalf of the Corporation for collection checks, notes and other obligations and shall deposit the same to the credit of the Corporation in such bank or banks or depository or depositories as the Board of Directors may designate; he shall enter or cause to be entered regularly in the books of the Corporation kept for the purpose full and accurate accounts of all moneys received or paid or otherwise disposed of by him and whenever required by the Board of Directors, or the President or Chief Financial Officer shall render statements of such accounts; he shall, at all reasonable times, exhibit his books and accounts to any Director of the Corporation upon application at the office of the Corporation during business hours; and he shall perform all duties incident to the office of Treasurer and shall also have such other powers and shall perform such other duties as may from time to time be assigned to him by these By-Laws or by the Board of Directors, the Chairman of the Board, or the President or the Chief Financial Officer.

     SECTION 8. Additional Officers. The Board of Directors may from time to time elect such other officers (who may but need not be Directors), including a Controller, Assistant Treasurers, Assistant Secretaries and Assistant Controllers, as the Board may deem advisable and such officers shall have such authority and shall perform such duties as may from time to time be assigned to them by the Board of Directors, the Chairman of the Board or the President.

     The Board of Directors may from time to time by resolution delegate to any Assistant Treasurer or Assistant Treasurers any of the powers or duties herein assigned to the Treasurer; and may similarly delegate to any Assistant Secretary or Assistant Secretaries any of the powers or duties herein assigned to the Secretary.

     SECTION 9. Giving of Bond by Officers. All officers of the
Corporation, if required to do so by the Board of Directors, shall furnish bonds to the Corporation for the faithful performance of their duties, in such penalties and with such conditions and security as the Board shall require.

     SECTION 10. Voting Upon Stocks. Unless otherwise ordered by the Board of Directors, the Chairman of the Board, the President or any Vice President shall have full power and authority on behalf of the Corporation to attend and to act and to vote, or in the name of the Corporation to execute proxies to vote, at any meetings of stockholders of any corporation in which the Corporation may hold stock, and at any such meetings shall possess and may exercise, in person or by proxy, any and all rights, powers and privileges incident to the ownership of such stock. The Board of Directors may from time to time, by resolution, confer like powers upon any other person or persons.

     SECTION 11. Compensation of Officers. The officers of the Corporation shall be entitled to receive such compensation for their services as shall from time to time be determined by the Board of Directors.

                                 ARTICLE IV

                           Stock-Seal-Fiscal Year

     SECTION 1. Certificates For Shares of Stock. The certificates for shares of stock of the Corporation shall be in such form, not inconsistent with the Certificate of Incorporation, as shall be approved by the Board of Directors. All certificates shall be signed by the Chairman of the Board, the President or a Vice President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and shall not be valid unless so signed.

     In case any officer or officers who shall have signed any such certificate or certificates shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the Corporation, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed such certificate or certificates had not ceased to be such officer or officers of the Corporation.

     All certificates for shares of stock shall be consecutively numbered as the same are issued. The name of the person owning the shares represented thereby with the number of such shares and the date of issue thereof shall be entered on the books of the Corporation.

     Except as hereinafter provided, all certificates surrendered to the Corporation for transfer shall be canceled, and no new certificates shall be issued until former certificates for the same number of shares have been surrendered and canceled.

     SECTION 2. Lost, Stolen or Destroyed Certificates. Whenever person owning a certificate for shares of stock of the Corporation alleges that it has been lost stolen or destroyed, he shall in the office of the Corporation an affidavit setting forth, to the best of his knowledge and belief, the time, place and circumstances of the loss, theft or destruction, and, if required by the Board of Directors, a bond of indemnity or other indemnification sufficient in the opinion of the Board of Directors to indemnify the Corporation and its agents against any claim that may be made against it or them on account of the alleged loss, theft or destruction of any such certificate or the issuance of a new certificate in replacement therefore. Thereupon the Corporation may cause to be issued to such person a new certificate in replacement for the certificate alleged to have been lost, stolen or destroyed. Upon the stub of every new certificate so issued shall be noted the fact of such issue and the number, date and the name of the registered owner of the lost, stolen or destroyed certificate in lieu of which the new certificate is issued.

     SECTION 3. Transfer of Shares. Shares of stock of the Corporation shall be transferred on the books of the Corporation by the holder thereof, in person or by his attorney duly authorized in writing, upon surrender and cancellation of certificates for the number of shares of stock to be transferred, except as provided in the preceding section.

     SECTION 4. Regulations. The Board of Directors shall have power and authority to make such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates for shares of stock of the Corporation.

     SECTION 5. Record Date. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock Or for the purpose of any other lawful action, as the case may be, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty (60) nor less than ten (10) days before the date of such meeting, nor more than sixty (60) days prior to any other action.

     If no record date is fixed, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held; the record date for determining stockholders entitled to express consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is necessary, shall be the day on which the first written consent is expressed; and the record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

     SECTION 6. Dividends. Subject to the provisions of the Certificate of Incorporation, the Board of Directors shall have power to declare and pay dividends upon shares of stock of the Corporation, but only out of funds available f6r the payment of dividends as provided by law.

     Subject to the provisions of the Certificate of Incorporation, any dividends declared upon the stock of the Corporation shall be payable on such date or dates as the Board of Directors shall determine. If the date fixed for the payment of any dividend shall in any year fall upon a legal holiday, then the dividend payable on such date shall be paid on the next day not a legal holiday.

     SECTION 7. Corporate Seal. The Board of Directors shall provide a suitable seal, containing the name of the Corporation, which seal shall be kept in the custody of the Secretary. A duplicate of the seal may be kept and be used by any officer of the Corporation designated by the Board of Directors, the Chairman of the Board or the President.

     SECTION 8. Fiscal Year. The fiscal year of the Corporation shall be such fiscal year as the Board of Directors from time to time by resolution shall determine.

                                 ARTICLE V

                          Miscellaneous Provisions

     SECTION 1. Checks, Notes, Etc. All checks, drafts, bills of exchange, acceptances, notes or other obligations or orders for the payment of money shall be signed and, if so required by the Board of Directors, countersigned by such officers of the Corporation and/or other persons as the Board of Directors from time to time shall designate.

     Checks, drafts, bills of exchange, acceptances, notes, obligations and orders for the payment of money made payable to the Corporation may be endorsed for deposit to the credit of the Corporation with a duly authorized depository by the Treasurer, or otherwise as the Board of Directors may from time to time, by resolution, determine.

     SECTION 2. Loans. No loans and no renewals of any loans shall be contracted on behalf of the Corporation except as authorized by the Board of Directors. When authorized so to do, any officer or agent of the Corporation may effect loans and advances for the Corporation from any bank, trust company or other institution or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other evidences of indebtedness of the Corporation. When authorized so to do, any officer or agent of the Corporation may pledge, hypothecate or transfer, as security for the payment of any and all loans, advances, indebtedness and liabilities of the Corporation, any and all stocks, securities and other personal property at any time held by the Corporation, and to that end may endorse, assign and deliver the same. Such authority may be general or confined to specific instances.

     SECTION 3. Waivers of Notice. Whenever any notice whatever is required to be given by law, by the Certificate of Incorporation or by these By-Laws to any person or persons, a waiver thereof in writing, signed by the person or persons entitled to the notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

     SECTION 4. Offices Outside of Delaware. Except as otherwise required by the laws of the State of Delaware, the Corporation may have an office or offices and keep its books, documents and papers outside of the State of Delaware at such place or places as from time to time may be determined by the Board of Directors, the Chairman of the Board or the President.

     SECTION 5. Indemnification of Directors Officers and Employees. The Corporation shall indemnify to the full extent authorized by law any person made or threatened to be made a party to an action, suit or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he, his testator or intestate is or was a director, officer, employee or agent of the Corporation or is or was serving, at the request of the Corporation, as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise.

                                 ARTICLE VI

                                 Amendments

     These By-Laws and any amendment thereof may be altered, amended or repealed, or new By-Laws may be adopted, by the Board of Directors at any regular or special meeting by the affirmative vote of a majority of all of the members of the Board, provided in the case of any special meeting at which all of the members of the Board are not present, that the notice of such meeting shall have stated that the amendment of these By-Laws was one of the purposes of the meeting; but these By-Laws and any amendment thereof, including the By-Laws adopted by the Board of Directors, may be altered, amended or repealed and other By-Laws may be adopted by the holders of a majority of the total outstanding stock of the Corporation entitled to vote at any annual meeting or at any special meeting, provided, in the case of any special meeting, that notice of such proposed alteration, amendment, repeal or adoption is included in the notice of the meeting.

[Adopted by the Board of Directors on February 6, 2003]