Form 10-Q
period 2003-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2003-05-14
CIK 1037646

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

                       Commission File Number 1-13595

                     Mettler-Toledo International Inc.
       -------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                Delaware                              13-3668641
  -----------------------------------   -------------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

                        Im Langacher, P.O. Box MT-100
                       CH 8606 Greifensee, Switzerland
        -----------------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               41-1-944-22-11
       -------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               not applicable
       -------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---
The Registrant had 44,393,312 shares of Common Stock outstanding at March 31, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes X No
                                                 ---    ---

                     METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                       PAGE

                        PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
          THREE MONTHS ENDED MARCH 31, 2003 AND 2002................     3

          INTERIM CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2003
          AND DECEMBER 31, 2002.....................................     4

          INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002........     5

          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
          THREE MONTHS ENDED MARCH 31, 2003 AND 2002................     6

          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS....     7

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.......................    15

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...............................................    20

Item 4.   CONTROLS AND PROCEDURES...................................    20

                         PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.........................................    20

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.................    20

Item 3.   DEFAULTS UPON SENIOR SECURITIES...........................    20

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......    20

Item 5.   OTHER INFORMATION.........................................    20

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K..........................    20

SIGNATURE..........................................................     21

CERTIFICATIONS.....................................................     22

                       PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                     METTLER-TOLEDO INTERNATIONAL INC.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,   MARCH 31,
                                                          2003        2002
                                                       ----------- ----------
                                                       (UNAUDITED) (UNAUDITED)

Net sales                                               $291,808     $272,957
Cost of sales                                            158,150      147,820
                                                        ---------    ---------
   Gross profit                                          133,658      125,137
Research and development                                  18,470       16,757
Selling, general and administrative                       84,805       75,824
Amortization                                               2,827        1,774
Interest expense                                           3,905        4,391
Other charges (income), net   (see Note 5)                 5,175        (286)
                                                        ---------    ---------
   Earnings before taxes                                  18,476       26,677
Provision for taxes                                        5,541        8,003
                                                        ---------    ---------
   Net earnings                                         $ 12,935     $ 18,674
                                                        =========    =========

Basic earnings per common share:

   Net earnings                                            $0.29        $0.42
   Weighted average number of common shares           44,393,312   44,173,850

Diluted earnings per common share:

   Net earnings                                            $0.29        $0.41
   Weighted average number of common shares           45,288,823   45,517,058


        The accompanying notes are an integral part of these interim consolidated financial statements.

                             METTLER-TOLEDO INTERNATIONAL INC.
                            INTERIM CONSOLIDATED BALANCE SHEETS
                         AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       MARCH 31,   DECEMBER 31,
                                                         2003         2002
                                                      -----------  ----------
                                                      (UNAUDITED)

                         ASSETS

Current assets:
   Cash and cash equivalents                          $   32,021  $   31,427
   Trade accounts receivable, net                        221,181     231,673
   Inventories, net                                      156,713     150,441
   Current deferred tax assets, net                       33,763      33,583
   Other current assets and prepaid expenses              36,343      28,603
                                                      ----------- -----------
      Total current assets                               480,021     475,727
Property, plant and equipment, net                       216,198     217,754
Goodwill, net                                            406,440     408,351
Other intangible assets, net                             128,592     129,441
Other non-current assets                                  73,176      72,120
                                                      ----------- -----------
      Total assets                                    $1,304,427  $1,303,393
                                                      =========== ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                             $   62,735  $   73,072
   Accrued and other liabilities                         149,315     130,490
   Accrued compensation and related items                 38,391      47,013
   Taxes payable                                          56,852      66,511
   Short-term borrowings and current maturities of
   long-term debt                                         50,422      50,578
                                                      ----------- -----------
      Total current liabilities                          357,715     367,664
Long-term debt                                           259,477     262,093
Non-current deferred taxes                                37,674      37,650
Other non-current liabilities                            133,628     133,600
                                                      ----------- -----------
      Total liabilities                                  788,494     801,007

Shareholders' equity:
   Preferred stock, $0.01 par value per share;
    authorized 10,000,000 shares                               -           -
   Common stock, $0.01 par value per share;
    authorized 125,000,000 shares; issued
    44,393,312 and 44,384,820 shares at March
    31, 2003 and December 31, 2002                           444         444
   Additional paid-in capital                            459,372     459,213
   Retained earnings                                     117,313     104,378
   Accumulated other comprehensive loss                  (61,196)    (61,649)
                                                      ----------- -----------
      Total shareholders' equity                         515,933     502,386
Commitments and contingencies                                  -           -
                                                      ----------- -----------
      Total liabilities and shareholders' equity      $1,304,427  $1,303,393
                                                      =========== ===========


            The accompanying notes are an integral part of these
                interim consolidated financial statements.

                             METTLER-TOLEDO INTERNATIONAL INC.
                  INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                             (IN THOUSANDS, EXCEPT SHARE DATA)
                                        (UNAUDITED)


                                       COMMON STOCK
                                       ------------                                            ACCUMULATED OTHER
                                                                 ADDITIONAL      RETAINED        COMPREHENSIVE
                                   SHARES          AMOUNT      PAID-IN CAPITAL   EARNINGS        INCOME (LOSS)         TOTAL
                                   ------          ------      ---------------   --------        -------------         -----

Balance at December 31, 2002       44,384,820        $444         $459,213         $104,378         $(61,649)        $502,386
Exercise of stock options               8,492           -              159                -                -              159
Comprehensive income:
    Net earnings                            -           -                -           12,935                -           12,935
    Unrealized gain on cash-flow
        hedging instruments                 -           -                -                -              879              879
    Change in currency
        translation adjustment              -           -                -                -             (426)            (426)
                                                                                                                    ---------
Comprehensive income                                                                                                   13,388
                                 ------------     -------        ---------       ----------        ---------        ---------
Balance at March 31, 2003          44,393,312        $444         $459,372         $117,313         $(61,196)        $515,933
                                 ============     =======        =========       ==========        =========        =========

Balance at December 31, 2001       44,145,742        $441         $455,684          $ 3,957         $(71,898)        $388,184
Exercise of stock options              28,108           -              873                -                -              873
Comprehensive income:
    Net earnings                            -           -                -           18,674                -           18,674
    Unrealized gain on cash-flow
        hedging instruments                 -           -                -                -              353              353
    Change in currency
        translation adjustment              -           -                -                -             (861)            (861)
                                                                                                                    ---------
Comprehensive income                                                                                                   18,166
                                 ------------     -------        ---------       ----------        ---------        ---------
Balance at March 31, 2002          44,173,850        $441         $456,557          $22,631         $(72,406)        $407,223
                                 ============     =======        =========       ==========        =========        =========

              The accompanying notes are an integral part of these interim consolidated financial statements.



                                METTLER-TOLEDO INTERNATIONAL INC.
                         INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (IN THOUSANDS)


                                                                      MARCH 31,      MARCH 31,
                                                                        2003           2002
                                                                     -----------    ----------
                                                                     (UNAUDITED)    (UNAUDITED)

Cash flow from operating activities:
     Net earnings                                                     $ 12,935        $ 18,674
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                    6,302           5,967
         Amortization                                                    2,827           1,774
         Other                                                             196             (59)
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                 12,333           3,960
         Inventories                                                    (5,641)          4,134
         Other current assets                                           (8,105)         (2,631)
         Trade accounts payable                                        (10,521)        (13,117)
         Taxes payable                                                  (9,937)          3,619
         Accruals and other liabilities, net(a)                          8,282         (10,707)
                                                                     ---------       ---------
           Net cash provided by operating activities                     8,671          11,614
                                                                     ---------       ---------

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                    95              38
     Purchase of property, plant and equipment                          (4,737)         (9,333)
     Acquisitions                                                         (197)        (16,483)
                                                                     ---------       ---------
           Net cash used in investing activities                        (4,839)        (25,778)
                                                                     ---------       ---------

Cash flows from financing activities:
     Proceeds from borrowings                                           21,024          31,274
     Repayments of borrowings                                          (24,426)        (21,595)
     Proceeds from issuance of common stock                                159             873
                                                                     ---------       ---------
           Net cash provided by financing activities                    (3,243)         10,552
                                                                     ---------       ---------

Effect of exchange rate changes on cash and cash equivalents                 5            (648)
                                                                     ---------       ---------

Net increase (decrease) in cash and cash equivalents                       594          (4,260)

Cash and cash equivalents:
     Beginning of period                                                31,427          27,721
                                                                     ---------       ---------
     End of period                                                    $ 32,021        $ 23,461
                                                                     =========       =========

(a) Accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $2.3 million in 2003 and $2.0 million in 2002.

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

     The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 should be read in conjunction with the December 31, 2002 and 2001 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The accompanying interim consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES, NET

     Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead plus indirect overhead, is determined using the first in, first out (FIFO) method. Reserves for excess and obsolete inventories are established based on forecast usage, orders and technological obsolescence.

     Inventories, net consisted of the following at March 31, 2003 and December 31, 2002:

                                                      March 31,  December 31,
                                                        2003        2002
                                                     ----------  ------------

      Raw materials and parts.....................   $  67,856    $  66,367
      Work in progress............................      35,767       33,683
      Finished goods..............................      53,090       50,391
                                                     ---------    ---------
                                                     $ 156,713    $ 150,441
                                                     =========    =========

GOODWILL AND OTHER INTANGIBLE ASSETS

     In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), goodwill and indefinite lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review under SFAS 142 as of December 31, 2002 and determined that there was no impairment.

     Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of other intangible assets subject to amortization by determining whether the sum of the undiscounted future operating cash flows exceed the unamortized balance.

     The components of other intangible assets are as follows:


                                                      March 31, 2003              December 31, 2002
                                               ---------------------------    -------------------------
                                                 Gross        Accumulated      Gross       Accumulated
                                                 Amount      amortization      amount      amortization
                                                 ------      ------------     --------     ------------

     Customer relationships..............     $    70,955      $  (2,236)     $  70,955     $  (1,839)
     Tradename...........................          23,327            (48)        23,327           (37)
     Perpetual intellectual property
       license...........................          19,905              -         19,905             -
     Proven technology and patents.......          19,138         (2,449)        19,138        (2,008)
                                              -----------      ----------     ---------     ----------
                                              $   133,325      $  (4,733)     $ 133,325     $  (3,884)
                                              ===========      ==========     =========     ==========


                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     Other intangible assets substantially relate to the acquisition of Rainin Instrument. The annual aggregate amortization expense based on the current balance of other intangible assets for each of the next five years is estimated at $3.4 million.

STOCK BASED COMPENSATION

     The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring charge recorded by the Company in the three months ended March 31, 2003 and described more fully in Note 5 below, relates to exit activities initiated prior to this date.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently use the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 4 below). The provisions of SFAS 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)

3.   BUSINESS COMBINATIONS

     During the three months ended March 31, 2003, the Company spent approximately $0.2 million on additional consideration related to earn-out periods associated with acquisitions consummated in prior years. The Company accounted for the additional consideration using the purchase method of accounting and classified the payments as additional goodwill.

     During the three months ended March 31, 2002, the Company spent approximately $16.5 million on acquisitions, including the acquisition of SofTechnics Inc. and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. SofTechnics is a leading provider of in-store retail item management software solutions. Goodwill recognized in connection with these acquisition payments totaled $15.1 million, which is primarily included in the Company's Principal U.S. Operations segment as depicted in Note 6 to these interim consolidated financial statements. The Company accounted for the acquisition payments using the purchase method of accounting.

     The terms of certain of our acquisitions in 2002 and earlier years provide for possible additional earn-out payments. Although we do not currently believe we will make any material payments relating to such earn-outs, the maximum amount potentially payable in cash is approximately $25 million. Any additional earn-out payments incurred will be treated as additional purchase price, accounted for using the purchase method of accounting and classified as additional goodwill.

4.   EARNINGS PER COMMON SHARE

     As described in Note 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, in accordance with the treasury stock method, the Company has included the following equivalent shares in the calculation of diluted weighted average number of common shares for the three month periods ended March 31, 2003 and 2002, respectively, relating to outstanding stock options.

                                                   March 31,      March 31,
                                                      2003          2002
                                                  -----------   ------------

         Three months ended..................       895,511      1,343,208


Outstanding options of 2,278,100 and 0 for the three month periods ended March 31, 2003 and 2002 respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)

4.   EARNINGS PER COMMON SHARE (CONTINUED)

     The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the three months ended March 31 would have been as follows:


                                               March 31,   March 31,
                                                 2003        2002
                                                 ----        ----
      Net earnings:
        As reported........................     $12,935    $18,674
        Compensation expense...............      (1,496)    (1,424)
                                                -------    -------
        Pro forma..........................     $11,439    $17,250
                                                =======    =======

      Basic earnings per common share:
        As reported........................     $  0.29    $  0.42
        Compensation expense...............       (0.03)     (0.03)
                                                -------    -------
        Pro forma..........................     $  0.26    $  0.39
                                                =======    =======

      Diluted earnings per common share:
        As reported........................     $  0.29    $  0.41
        Compensation expense...............       (0.04)     (0.03)
                                                -------    -------
        Pro forma..........................     $  0.25    $  0.38
                                                =======    =======


5.   OTHER CHARGES (INCOME), NET

     Other charges (income), net consists primarily of charges related to the Company's cost-reduction programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

     As previously noted, in accordance with U.S. GAAP, the charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, the Company recorded a restructuring charge of $5.4 million ($3.8 million after tax), related to the final union settlement on the closure of this facility. This charge comprises the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003 and reflects cash payments that are expected to be made prior to the end of the year.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)

5.   OTHER CHARGES (INCOME), NET (CONTINUED)

     A roll-forward of the Company's accrual for restructuring activities follows:

     For the three months ended       Employee      Lease
     March 31, 2003                   related    termination   Other   Total
     --------------                   -------    -----------   -----   -----

                                        (a)          (b)        (c)
     Balance at December 31, 2002..   $11,803      $2,032      $420   $14,255
     Restructuring expense.........     5,444           -         -     5,444
     Cash payments.................    (2,112)       (202)        -    (2,314)
     Impact of foreign currency....       213          17         6       236
                                      -------      ------      ----   -------
     Balance at March 31, 2003.....   $15,348      $1,847      $426   $17,621
                                      =======      ======      ====   =======


(a) Employee related costs include severance, medical and early retirement costs for approximately net 300 employees, of which 230 employees had been terminated as of March 31, 2003. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. and Other Western European Operations. The remaining employee terminations and related cash outflows are expected to be completed by the end of 2003.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)

6.   SEGMENT REPORTING

     The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses, and restructuring charges, before amortization, interest expense and non-recurring costs). The following tables show the operations of the Company's operating segments:

                                                   Principal
          For the period                            Central       Swiss R&D   Other Western
        January 1, 2003 to       Principal U.S.    European       and Mfg.       European                Eliminations
          March 31, 2003           Operations     Operations     Operations     Operations   Other (a)  and Corporate (b)  Total
 ------------------------------- --------------- ------------  -------------  ------------- ----------- -----------------  -----

Net sales to external customers.      $100,485       $ 41,144      $ 12,218      $ 69,207    $ 68,754     $     -          $291,808
Net sales to other segments.....         9,039         14,438        40,494         7,056      18,733      (89,760)               -
                                      --------       --------      --------      --------    --------     --------         --------
Total net sales.................      $109,524       $ 55,582      $ 52,712      $ 76,263    $ 87,487     $(89,760)        $291,808
                                      ========       ========      ========      ========    ========     =========        ========
Segment Profit .................      $ 14,446       $  4,682      $  7,777      $ (3,290)   $  5,068     $ (3,744)        $ 24,939
Goodwill, net...................      $201,663       $ 23,960      $ 21,557      $ 73,515    $ 85,745     $      -         $406,440


                                                   Principal
          For the period                            Central       Swiss R&D   Other Western
        January 1, 2002 to       Principal U.S.    European       and Mfg.       European                Eliminations
          March 31, 2002           Operations     Operations     Operations     Operations   Other (a)  and Corporate (b)  Total
 ------------------------------- --------------- ------------  -------------  ------------- ----------- -----------------  -----

Net sales to external customers.      $101,397       $ 36,505      $ 10,860      $ 60,769    $ 63,426      $      -        $272,957
Net sales to other segments.....         8,326         12,538        37,651        10,166      14,959       (83,640)              -
                                      --------       --------      --------      --------    --------      --------        --------
Total net sales.................      $109,723       $ 49,043      $ 48,511      $ 70,935    $ 78,385      $(83,640)       $272,957
                                      ========       ========      ========      ========    ========      ========        ========
Segment Profit..................      $ 15,615       $  3,437      $  8,923      $  3,260    $  3,925      $ (2,604)       $ 32,556
Goodwill, net...................      $201,700       $ 20,594      $ 19,238      $ 78,387    $ 81,976      $     -         $401,895


(a) Other includes reporting units in Asia, Eastern Europe, Latin America and segments from other countries that do not meet the quantitative threshold criteria of SFAS 131.

(b) Eliminations and Corporate includes the elimination of intersegment transactions, as well as certain corporate expenses and intercompany investments, which are not included in the Company's operating segments.

                     METTLER-TOLEDO INTERNATIONAL INC.
          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS -
                                (CONTINUED)
                   (In thousands unless otherwise stated)

6.   SEGMENT REPORTING (CONTINUED)

     We believe that Segment Profit, or Adjusted Operating Income (gross profit less research and development, selling, general and administrative expenses, and restructuring charges, before amortization, interest expense and non-recurring costs), provides important financial information in measuring and comparing our operating performance on an ongoing basis, and as such is used as an important performance measurement by management. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to earnings before taxes as an indicator of our performance.

     A reconciliation of Segment Profit, or Adjusted Operating Income, to earnings before taxes follows:

                                        For the period       For the period
                                       January 1, 2003 to   January 1, 2002 to
                                        March 31, 2003       March 31, 2002
                                     --------------------  --------------------

Adjusted operating income after
 restructuring charge..............         $24,939              $32,556
Amortization.......................           2,827                1,774
Interest expense...................           3,905                4,391
Other (income), net excluding
 restructuring charge..............           (269)                 (286)
                                            -------              -------
Earnings before taxes..............         $18,476              $26,677
                                            =======              =======

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

GENERAL

     Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

RESULTS OF OPERATIONS

     Net sales were $291.8 million for the three months ended March 31, 2003 compared to $273.0 million for the corresponding period in the prior year, an increase of 7%. Results were positively impacted by the weakening of the U.S. dollar against other currencies. In local currencies, net sales decreased 2%. We experienced a further decline in sales of our European retail products in the first quarter of 2003 as a result of the product conversions required due to the introduction of the euro currency at the beginning of 2002. Excluding the impact of European retail products in both 2003 and 2002, consolidated local currency sales increased 1% for the three months ended March 31, 2003.

     Net sales by geographic customer location were as follows: Net sales in Europe decreased 6% in local currencies during the three months ended March 31, 2003 versus the corresponding period in the prior year reflecting the decline in our European retail products. Excluding the impact of European retail products in both 2003 and 2002, European local currency sales increased 1% for the three month period ended March 31, 2003. Net sales in local currencies during the three month period in the Americas decreased 2% as compared to the corresponding period in 2002, primarily attributable to declines in laboratory and food retailing, partially offset by solid results in industrial. Net sales in local currencies during the three month period in Asia and other markets increased 12% compared to the same period in the prior year. The results of our business in Asia and other markets during the three months ending March 31, 2003 reflect strong sales performance in China.

     Gross profit as a percentage of net sales was 45.8% for both the three month periods ended March 31, 2003, and 2002. Benefits from our cost restructuring programs were substantially offset by the impact of adverse currency movements.

     Research and development expenses as a percentage of net sales increased to 6.3% for the three months ended March 31, 2003, compared to 6.1% for the corresponding period in the prior year. We continue to make significant investments in research and development, which decreased 1% in local currencies for the three months ended March 31, 2003.

     Selling, general and administrative expenses as a percentage of net sales increased to 29.1% for the three months ended March 31, 2003, compared to 27.8% for the corresponding period in the prior year, primarily due to changes in our sales mix and our reduced sales volume in Europe. After adjusting for unfavorable foreign currency effects, selling, general and administrative expenses increased 2% in the three month period ended March 31, 2003.

     Adjusted Operating Income (gross profit less research and development, selling, general and administrative expenses, and restructuring charges, before amortization, interest expense, and non-recurring items) decreased to $24.9 million, or 8.5% of net sales, for the three months ended March 31, 2003, compared to $32.6 million, or 11.9% of net sales, for the corresponding period in the prior year. Adjusted Operating Income in 2003 includes a charge of $5.4 million in respect of restructuring activities described more fully below. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance on an ongoing basis, and as such is used as an important performance measurement by management. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to earnings before taxes as an indicator of our performance.

     During the three months ended March 31, 2003, Adjusted Operating Income decreased $1.2 million in our Principal U.S. Operations compared to the same period in 2002, due primarily to lower sales volume. Adjusted Operating Income decreased $6.5 million in Europe as a result of the restructuring charge and the volume impact on European retail compared to the same period in 2002. In Asia and other markets, Adjusted Operating Income increased $1.1 million due to continued growth in China, partially offset by declines in other regions.

     Other charges, net were $5.2 million for the three month period ended March 31, 2003 compared to an income of $0.3 million for the same period in 2002. As previously noted, in accordance with U.S. GAAP, the restructuring charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, we recorded a charge of $5.4 million ($3.8 million after tax) related to the final union settlement on the closure of this facility. This charge comprises the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003 and reflects cash payments that are expected to be made prior to the end of the year.

     Interest expense decreased to $3.9 million for the three months ended March 31, 2003, compared to $4.4 million for the corresponding period in the prior year. The decrease was principally due to reduced borrowing rates and lower average borrowings during 2003.

     The provision for taxes is based upon our projected annual effective tax rate for the related period. Our effective tax rate for the three months ended March 31, 2003 and 2002 was 30%.

     Net earnings decreased 31% to $12.9 million for the three months ended March 31, 2003, compared to $18.7 million, for the corresponding period in the prior year. Net earnings in 2003 include the restructuring charge of $3.8 million after tax.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $8.7 million for the three months ended March 31, 2003, compared to $11.6 million for the same period in 2002. The decrease in 2003 resulted principally from reduced Adjusted Operating Income partially offset by improved working capital. Cash provided by operating activities includes payments for restructuring and certain acquisition integration activities. These amounts totaled $2.3 million and $2.0 million for the three months ended March 31, 2003 and 2002 respectively.

     During the three months ended March 31, 2003, we spent approximately $0.2 million on additional consideration related to earn-out periods associated with acquisitions consummated in prior years. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In addition, the terms of certain of our acquisitions in 2002 and earlier years provide for possible additional earn-out payments. Although we do not currently believe we will make any material payments relating to such earn-outs, the maximum amount potentially payable in cash is $25 million.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $4.7 million and $9.3 million during the first three months of 2003 and 2002 respectively. This decrease is primarily attributable to the investment in Rainin's new manufacturing facility during the first quarter of 2002. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     At March 31, 2003, our consolidated debt, net of cash, was $277.9 million. We had borrowings of $290.6 million under our credit agreement and $19.3 million under various other arrangements as of March 31, 2003. Of our credit agreement borrowings, approximately $57.8 million was borrowed as term loans scheduled to mature in May 2004 and $232.8 million was borrowed under a multi-currency revolving credit facility. At March 31, 2003, we had $177.6 million of availability remaining under the revolving credit facility.

     At March 31, 2003, approximately $228.0 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies, primarily the Swiss franc and British pound, amounting to approximately $81.9 million at March 31, 2003. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

     We plan to implement a new credit agreement on or before the expiration of the current facility in May 2004. Accordingly, from the second quarter of 2003 all of our debt will be classified as short term.

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

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against our major trading currencies (e.g., the U.S. dollar, the euro, the British pound and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. We estimate that a one percent strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt as at March 31, 2003, we estimate that a ten percent weakening of the U.S. dollar against the currencies in which our debt is denominated, would result in an increase of approximately $9.1 million in the reported U.S. dollar value of that debt.

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

     These forward-looking statements are subject to a number of risks and uncertainties, certain of which are beyond our control, which could cause our actual results to differ materially from historical results or those anticipated. Certain of these risks and uncertainties have been identified in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2002. An additional risk factor that should be considered is the potential effects of the Severe Acute Respiratory Syndrome ("SARS") on the Company. The Company has significant operations in Asia, particularly China. While SARS has not currently affected the Company's operations, if SARS becomes more widespread, it could adversely affect the economy in China and as a result adversely affect the Company's sales growth and profitability.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2003, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES.   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None

Item 5.   OTHER INFORMATION.   None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               31 Certification Pursuant to Section 906 of the Sarbanes -
                  Oxley Act of 2002

          (b)  Reports on Form 8-K

               Date Furnished or Filed    Item Reported
               -----------------------    -------------

               April 24, 2003             Press release announcing first
                                          quarter 2003 results

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           Mettler-Toledo International Inc.

Date: May 14, 2003                         By:  /s/  Dennis W. Braun
                                               ---------------------
                                             Dennis W. Braun
                                             Group Vice President and
                                             Chief Financial Officer

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Robert F. Spoerry, certify that:



(1) I have reviewed this quarterly report on Form 10-Q of Mettler-Toledo International Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons with equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 14, 2003


/s/ Robert F. Spoerry
---------------------
Robert F. Spoerry
Chief Executive Officer

  CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, Dennis W. Braun, certify that:



(1) I have reviewed this quarterly report on Form 10-Q of Mettler-Toledo International Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant and its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of the registrant's Board of Directors (or persons with the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data, and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 14, 2003


/s/ Dennis W. Braun
-------------------
Dennis W. Braun
Chief Financial Officer