Form 10-Q
period 2003-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2003-08-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

Commission File Number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland

(Address of principal executive offices)
(Zip Code)

+41-1-944-22-11

(Registrant's telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes       X          No     ____

The Registrant had 44,434,612 shares of Common Stock outstanding at June 30, 2003.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).    Yes     X   No ____

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2003 and 2002
(In thousands, except share data)

	June 30,	June 30,
	2003	2002

	(unaudited)	(unaudited)

Net sales	$613,171	$569,411
Cost of sales	323,102	303,192

Gross profit	290,069	266,219

Research and development	37,808	34,461
Selling, general and administrative	178,813	158,179
Amortization	5,667	3,675
Interest expense	7,576	8,746
Other charges (income), net (see Note 5)	4,899	28,269

Earnings before taxes	55,306	32,889
Provision (benefit) for taxes (see Note 6)	16,591	(13,263)

Net earnings	$38,715	$46,152

Basic earnings per common share:
Net earnings	$0.87	$1.04
Weighted average number of common shares	44,413,962	44,191,062

Diluted earnings per common share:
Net earnings	$0.85	$1.02
Weighted average number of common shares	45,377,964	45,463,374

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2003 and 2002
(In thousands, except share data)

	June 30,	June 30,
	2003	2002

	(unaudited)	(unaudited)

Net sales	$321,363	$296,454
Cost of sales	164,952	155,372

Gross profit	156,411	141,082

Research and development	19,338	17,704
Selling, general and administrative	94,008	82,355
Amortization	2,840	1,901
Interest expense	3,671	4,355
Other charges (income), net (see Note 5)	(276)	28,555

Earnings before taxes	36,830	6,212
Provision (benefit) for taxes (see Note 6)	11,050	(21,266)

Net earnings	$25,780	$27,478

Basic earnings per common share:
Net earnings	$0.58	$0.62
Weighted average number of common shares	44,434,612	44,208,274

Diluted earnings per common share:
Net earnings	$0.57	$0.61
Weighted average number of common shares	45,467,106	45,409,690

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and December 31, 2002
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,150	$31,427
Trade accounts receivable, net	225,410	231,673
Inventories, net	166,313	150,441
Current deferred tax assets, net	34,289	33,583
Other current assets and prepaid expenses	37,807	28,603

Total current assets	498,969	475,727
Property, plant and equipment, net	219,356	217,754
Goodwill, net	413,978	408,351
Other intangible assets, net	127,743	129,441
Other non-current assets	74,271	72,120

Total assets	$1,334,317	$1,303,393

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$64,265	$73,072
Accrued and other liabilities	141,942	130,490
Accrued compensation and related items	41,825	47,013
Taxes payable	63,712	66,511
Short-term borrowings and current maturities of long-term debt	289,910	50,578

Total current liabilities	601,654	367,664
Long-term debt	1,435	262,093
Non-current deferred taxes	38,386	37,650
Other non-current liabilities	139,228	133,600

Total liabilities	780,703	801,007

Shareholders' equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,434,612 and 44,384,820 shares at June 30, 2003 and December 31, 2002	444	444
Additional paid-in capital	460,389	459,213
Retained earnings	143,093	104,378
Accumulated other comprehensive loss	(50,312)	(61,649)

Total shareholders' equity	553,614	502,386

Commitments and contingencies	-	-

Total liabilities and shareholders' equity	$1,334,317	$1,303,393

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
 Six months ended June 30, 2003 and 2002
(In thousands, except share data)
(unaudited)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2002	44,384,820	$444	$459,213	$104,378	$(61,649)	$502,386
Exercise of stock options	49,792	-	1,176	-	-	1,176
Comprehensive income:
Net earnings	-	-	-	38,715	-	38,715
Unrealized gain on cash-flow hedging instruments	-	-	-	-	2,185	2,185
Change in currency translation adjustment	-	-	-	-	9,152	9,152

Comprehensive income						50,052

Balance at June 30, 2003	44,434,612	$444	$460,389	$143,093	$(50,312)	$553,614

Balance at December 31, 2001	44,145,742	$441	$455,684	$3,957	$(71,898)	$388,184
Exercise of stock options	62,532	1	1,263	-	-	1,264
Comprehensive income:
Net earnings	-	-	-	46,152	-	46,152
Unrealized loss on cash-flow hedging instruments	-	-	-	-	(2,097)	(2,097)
Change in currency translation adjustment	-	-	-	-	17,655	17,655

Comprehensive income						61,710

Balance at June 30, 2002	44,208,274	$442	$456,947	$50,109	$(56,340)	$451,158

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six months ended June 30, 2003 and 2002
(In thousands)

	June 30,	June 30,
	2003	2002

	(unaudited)	(unaudited)

Cash flow from operating activities:
Net earnings	$38,715	$46,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,689	12,188
Amortization	5,667	3,675
Other	172	67
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	15,227	8,279
Inventories	(12,526)	304
Other current assets	(8,397)	(4,436)
Trade accounts payable	(10,089)	(11,984)
Taxes payable	(4,102)	(23,890)
Accruals and other liabilities, net (a)	2,035	14,124

Net cash provided by operating activities	39,391	44,479

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	604	225
Purchase of property, plant and equipment	(10,602)	(17,778)
Acquisitions	(1,972)	(19,272)

Net cash used in investing activities	(11,970)	(36,825)

Cash flows from from financing activities:
Proceeds from borrowings	37,301	37,882
Repayments of borrowings	(62,690)	(49,482)
Proceeds from issuance of common stock	1,176	1,264

Net cash used in financing activities	(24,213)	(10,336)

Effect of exchange rate changes on cash and cash equivalents	515	(1,164)

Net increase (decrease) in cash and cash equivalents	3,723	(3,846)

Cash and cash equivalents:
Beginning of period	31,427	27,721

End of period	$35,150	$23,875

(a)      Changes in accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $8.5 million in 2003 and $4.1 million in 2002.

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT JUNE 30, 2003 - Unaudited
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

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2003 and for the six and three month periods ended June 30, 2003 and 2002 should be read in conjunction with the December 31, 2002 and 2001 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company's critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventories, net consisted of the following at June 30, 2003 and December 31, 2002:

	June 30, 2003	December 31, 2002

Raw materials and parts	$73,184	$66,367
Work in process	35,613	33,683
Finished goods	57,516	50,391

	$166,313	$150,441

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

The components of other intangible assets are as follows:

	June 30, 2003		December 31, 2002

	Gross Amount	Accumulated amortization	Gross Amount	Accumulated amortization

Customer relationships	$70,955	$(2,633)	$70,955	$(1,839)
Tradename	23,327	(59)	23,327	(37)
Perpetual intellectual property license	19,905	-	19,905	-
Proven technology and patents	19,138	(2,890)	19,138	(2,008)

	$133,325	$(5,582)	$133,325	$(3,884)

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

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring charge recorded by the Company in the three months ended March 31, 2003 and described more fully in Note 5 below, relates to exit activities initiated prior to this date. As a result, the adoption of SFAS 146 had no material effect on the Company's consolidated operations, financial position and cash flows

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently use the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 4 below). The provisions of SFAS 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

3. BUSINESS COMBINATIONS

During the six months ended June 30, 2003, the Company spent approximately $2.0 million on additional consideration related to earn-out periods associated with acquisitions consummated in prior years. The Company accounted for the additional consideration using the purchase method of accounting and classified the payments as additional goodwill. The remaining change in goodwill as at June 30, 2003 as compared to December 31, 2002 is a result of changes in currency exchange rates.

During the six months ended June 30, 2002, the Company spent approximately $19.3 million on acquisitions, including the acquisition of SofTechnics Inc. and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. SofTechnics is a leading provider of in-store retail item management software solutions. Goodwill recognized in connection with these acquisition payments totaled $17.7 million, which is primarily included in the Company's Principal U.S. Operations segment as depicted in Note 7 to these interim consolidated financial statements. The Company accounted for the acquisition payments using the purchase method of accounting.

The terms of certain of our acquisitions in 2002 and earlier years provide for possible additional earn-out payments. Although we do not currently believe we will make any material payments relating to such earn-outs, the maximum amount potentially payable in cash is approximately $21.2 million. Any additional earn-out payments incurred will be treated as additional purchase price, accounted for using the purchase method of accounting and classified as additional goodwill.

4. EARNINGS PER COMMON SHARE

As described in Note 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, in accordance with the treasury stock method, the Company has included the following equivalent shares in the calculation of diluted weighted average number of common shares for the six and three month periods ended June 30, 2003 and 2002, respectively, relating to outstanding stock options.

	June 30, 2003	June 30, 2002

Six months ended	964,022	1,272,312

Three months ended	1,032,494	1,201,416

4. EARNINGS PER COMMON SHARE (Continued)

Outstanding options to purchase 1,911,375 and 759,975 shares of common stock for the six month periods ended June 30, 2003 and 2002 respectively, and options to purchase 1,544,650 and 1,519,950 shares of common stock for the three month periods ended June 30, 2003 and 2002 respectively have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the six and three month periods ended June 30 would have been as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net earnings:
As reported	$25,780	$27,478	$38,715	$46,152
Compensation expense	(1,502)	(1,432)	(2,997)	(2,856)

Pro forma	$24,278	$26,046	$35,718	$43,296

Basic earnings per common share:
As reported	$0.58	$0.62	$0.87	$1.04
Compensation expense	(0.03)	(0.03)	(0.07)	(0.06)

Pro forma	$0.55	$0.59	$0.80	$0.98

Diluted earnings per common share:
As reported	$0.57	$0.61	$0.85	$1.02
Compensation expense	(0.04)	(0.04)	(0.06)	(0.06)

Pro forma	$0.53	$0.57	$0.79	$0.96

5. OTHER CHARGES (INCOME), NET

Other charges (income), net consists primarily of charges related to the Company's cost-reduction programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

5. OTHER CHARGES (INCOME), NET (Continued)

As noted in previous filings, in accordance with U.S. GAAP, the charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, the Company recorded a restructuring charge of $5.4 million ($3.8 million after tax), related to the final union settlement on the closure of this facility. This charge comprises the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003 and reflects cash payments that are expected to be made prior to the end of the year.

During the three months ended June 30, 2002 the Company recorded a restructuring charge of $28.7 million ($20.1 million after tax), comprising severance, asset write-downs and other exit costs, primarily related to headcount reductions and manufacturing transfers. The activities related to this charge are expected to be substantially complete by the end of 2003.

A roll-forward of the Company's accrual for restructuring activities follows:

For the six months ended June 30	Employee related	Lease termination	Other	Total

	(a)	(b)	(c)

Balance at December 31, 2001	$2,001	$279	$324	$2,604
Restructuring expense	21,967	2,051	283	24,301
Cash payments	(3,138)	(105)	(202)	(3,445)
Increases in retirement benefit obligation	(1,965)	-	-	(1,965)
Impact of foreign currency	341	45	16	402

Balance at June 30, 2003	$19,206	$2,270	$421	$21,897

Balance at December 31, 2002	$11,803	$2,032	$420	$14,255
Restructuring expense	5,444	-	-	5,444
Cash payments	(8,277)	(249)	(7)	(8,533)
Impact of foreign currency	1,236	96	36	1,368

Balance at June 30, 2003	$10,206	$1,879	$449	$12,534

(a)	Employee related costs include severance, medical and early retirement costs for approximately net 300 employees, of which 245 employees had been terminated as of June 30, 2003. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. and Other Western European Operations. The remaining employee terminations and related cash outflows are expected to be completed by the end of 2003.
(b)	Lease termination costs primarily relate to the early termination of leases on vacated property, primarily at the Company's Principal U.S. and Other Western European Operations.
(c)	Other costs include expenses associated with equipment dismantling and disposal and other exit costs.

6. INCOME TAXES

During the three months ended June 30, 2002, the Company recorded a one-time gain of $23.1 million related to the completion of a tax restructuring program and related audits.

7. SEGMENT REPORTING

The Company has five reportable segments: Principal U.S. Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Other Western European Operations and Other. The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses, and restructuring charges, before amortization, interest expense and non-recurring costs). The following tables show the Company's operating segments:

Six months ended June 30, 2003	Principal U.S. Operations	Principal Central European Operations	Swiss R&D and Mfg. Operations	Other Western European Operations	Other (a)	Eliminations and Corporate (b)	Total

Net sales to external customers	$208,312	$85,901	$24,770	$147,180	$147,008	$-	$613,171
Net sales to other segments	18,756	32,136	84,190	18,255	41,188	(194,525)	-

Total net sales	$227,068	$118,037	$108,960	$165,435	$188,196	$(194,525)	$613,171

Segment profit (c)	$30,928	$10,235	$16,634	$4,041	$13,962	$(7,796)	$68,004
Goodwill, net	$202,781	$25,153	$21,869	$77,161	$87,014	$-	$413,978

Three months ended June 30, 2003

Net sales to external customers	$107,827	$44,757	$12,552	$77,973	$78,254	$-	$321,363
Net sales to other segments	9,717	17,698	43,696	11,199	22,455	(104,765)	-

Total net sales	$117,544	$62,455	$56,248	$89,172	$100,709	$(104,765)	$321,363

Segment profit (c)	$16,482	$5,553	$8,857	$7,331	$8,894	$(4,052)	$43,065

Six months ended June 30, 2002	Principal U.S. Operations	Principal Central European Operations	Swiss R&D and Mfg. Operations	Other Western European Operations	Other (a)	Eliminations and Corporate (b)	Total

Net sales to external customers	$213,611	$75,248	$22,541	$124,185	$133,826	$-	$569,411
Net sales to other segments	15,855	24,921	80,376	19,213	33,777	(174,142)	-

Total net sales	$229,466	$100,169	$102,917	$143,398	$167,603	$(174,142)	$569,411

Segment profit (c)	$21,071	$4,891	$20,186	$(4,753)	$7,803	$(4,280)	$44,918
Goodwill, net	$202,976	$22,164	$20,523	$82,467	$83,649	$-	$411,779

Three months ended June 30, 2002

Net sales to external customers	$112,214	$38,743	$11,681	$63,416	$70,400	$-	$296,454
Net sales to other segments	7,529	12,383	42,725	9,047	18,818	(90,502)	-

Total net sales	$119,743	$51,126	$54,406	$72,463	$89,218	$(90,502)	$296,454

Segment profit (c)	$5,456	$1,454	$11,263	$(8,013)	$3,878	$(1,676)	$12,362

Footnotes on following page

7. SEGMENT REPORTING (Continued)

Footnotes from previous page

(a)	Other includes reporting units in Asia, Eastern Europe, Latin America and segments from other countries that do not meet the quantitative threshold criteria of SFAS 131.
(b)	Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses, and intercompany investments, which are not included in the Company's operating segments.
(c)	The results for the six months ended June 30, 2003 include a restructuring of $5,444 recorded in the Other Western European Operations Segment. The results for the six and three months ended June 30, 2002 include a restructuring charge of $28,661 recorded in the Principal U.S. Operations ($11,809), Principal Central European Operations ($2,783), Swiss R&D and Manufacturing Operations ($49), Other Western European Operations ($11,397) and Other ($2,623) segments.

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

A reconciliation of Segment Profit, or Adjusted Operating Income, to earnings before taxes follows:

	Six months ended		Three months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Adjusted operating income after restructuring charge	$68,004	$44,918	$43,065	$12,362
Amortization	5,667	3,675	2,840	1,901
Interest expense	7,576	8,746	3,671	4,355
Other charges (income), net excluding restructuring charge	(545)	(392)	(276)	(106)

Earnings before taxes	$55,306	$32,889	$36,830	$6,212

8. DEBT

All of the Company's borrowings under its existing credit agreement are now classified as short term, as the current facility expires in May 2004. The Company is evaluating various financing alternatives at present. Based on the Company's existing credit rating ("BBB" by Standard & Poors and "Baa3" by Moodys), along with current operating and cash flow metrics, the Company believes that it will be able to implement a new agreement prior to the expiration of the current agreement, which will provide adequate funding for the Company's future operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the six and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Results of Operations - Consolidated

Net sales were $613.2 million and $321.4 million for the six and three months ended June 30, 2003 compared to $569.4 million and $296.5 million for the corresponding periods in the prior year, an increase of 8% in both periods. Results were positively impacted by the weakening of the U.S. dollar against other currencies. In local currencies, net sales decreased 1% during the six month period and were flat during the three month period ended June 30, 2003. A discussion of sales by operating segment is included below.

Gross profit as a percentage of net sales was 47.3% and 48.7% for the six and three month periods ended June 30, 2003, compared to 46.8% and 47.6% for the same periods in 2002. The improvement in the margin reflects the benefits from our cost rationalization and product transfer initiatives, partially offset by adverse currency impacts. On a constant currency basis relative to the corresponding periods in the prior year, gross margin as a percentage of net sales was 48.1% and 49.4% for the six and three month periods ended June 30, 2003.

Research and development expenses as a percentage of net sales remained largely constant at 6.2% and 6.0% for the six and three month periods ended June 30, 2003, compared to 6.1% and 6.0% for the corresponding periods in the prior year. We expect R&D to be relatively flat with 2002 on a local currency basis.

Selling, general and administrative expenses as a percentage of net sales increased to 29.1% and 29.3% for the six and three month periods ended June 30, 2003, compared to 27.8% for the corresponding periods in the prior year. After adjusting for unfavorable foreign currency effects, selling, general and administrative expenses increased 3% and 4% in the six and three months ended June 30, 2003, principally due to higher medical costs in the U.S. and higher marketing costs as we prepare for the roll-out of new laboratory products later in the year.

Adjusted Operating Income (gross profit less research and development, selling, general and administrative expenses, and restructuring charges, before amortization, interest expense, and non-recurring items) increased to $68.0 million, or 11.1% of net sales, for the six months ended June 30, 2003, compared to $44.9 million, or 7.9% of net sales, for the corresponding period in the prior year. Adjusted Operating Income increased to $43.1 million, or 13.4% of net sales, for the three months ended June 30, 2003 compared to $12.4 million, or 4.2% of net sales, for the corresponding period in the prior year. Adjusted Operating Income for the six months ended June 30, 2003 includes a restructuring charge of $5.4 million recorded in the first quarter. Adjusted Operating Income for the six and three months ended June 30, 2002 includes a restructuring charge of $28.7 million. These charges are described more fully below. We believe that Adjusted Operating Income provides important financial information in measuring and comparing our operating performance on an ongoing basis, and as such is used as an important performance measurement by management. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to earnings before taxes as an indicator of our performance. A discussion of Adjusted Operating Income by operating segment is included below.

Other charges (income), net were $4.9 million and $(0.3) million for the six and three month periods ended June 30, 2003 compared to $28.3 million and $28.6 million respectively for the same periods in 2002. The six and three months ended June 30, 2002 include a restructuring charge of $28.7 million ($20.1 million after tax), comprising severance, asset write-downs and other exit costs primarily related to headcount reductions and manufacturing transfers. As noted in previous filings, in accordance with U.S. GAAP, the element of the restructuring charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility, was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, we recorded a charge of $5.4 million ($3.8 million after tax) related to the final union settlement on the closure of this facility. This charge comprises the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003 and reflects cash payments that are expected to be made prior to the end of the year.

Interest expense was $7.6 million and $3.7 million for the six and three months ended June 30, 2003, compared to $8.7 million and $4.4 million for the corresponding periods in the prior year. The decrease was principally due to reduced borrowing rates and lower average borrowings during 2003.

The provision for taxes is based upon our projected 30% annual effective tax rate for the related periods. During the three months ended June 30, 2002 we recorded a one-time tax gain of $23.1 million related to the completion of a tax restructuring program and related tax audits.

Net earnings were $38.7 million and $25.8 million for the six and three months ended June 30, 2003, compared to $46.2 million and $27.5 million for the corresponding periods in the prior year. Net earnings in the six months ended June 30, 2003 include the restructuring charge of $3.8 million after tax. Net earnings in the six and three month periods ended June 30, 2002 include the restructuring charge of $20.1 million after tax and the one-time tax gain of $23.1 million.

Results of Operations - by Operating Segment

In Europe we experienced a reduction in sales of our retail products in the first quarter of 2003 as a result of the product conversions required due to the introduction of the euro currency at the beginning of 2002. The impact of European retail results is most prevalent in our Principal Central European Operations, which reported declines in local currency sales to external customers of 7% and 6% respectively in the six and three month periods ended June 30, 2003, compared to the corresponding period in the prior year. In our Other Western European Operations, local currency sales declined 2% in the six month period and increased 2% in the three month period ended June 30, 2003, primarily as a result of a reduction in retail sales offset by solid results in industrial (particularly in packaging and transportation and logistics). Throughout all of our European segments, we also experienced some weakness in our laboratory business due to reduced spending in the biopharmaceutical sector. This also affected our Swiss R&D and Manufacturing Operations, which reported local currency sales declines of 9% and 10% in the six and three month periods ended June 30, 2003.

Net sales to external customers in our Principal U.S. Operations decreased 2% and 4% respectively in the six and three months ended June 30, 2003, as compared to the corresponding periods in 2002. These results are primarily attributable to declines in laboratory and food retailing sales, partially offset by solid results in industrial.

Net sales to external customers in our Other operating segment, which includes reporting units in Asia, increased 6% and 7% respectively in local currencies during the six and three months ended June 30, 2003 as compared to the corresponding periods in 2002. These results reflect strong sales performance in China, offset by slight declines in Japan.

During the six and three months ended June 30, 2003, Adjusted Operating Income increased $5.3 million and $4.1 million respectively in our Principal Central European Operations compared to the corresponding periods in 2002, primarily due to the restructuring charge recorded in the second quarter 2002, of which $2.8 million relates to this segment. The impact on Adjusted Operating Income of lower sales, particularly in our retail business, in this segment relative to the corresponding period in 2002 was offset by benefits from our cost rationalization and product transfer initiatives.

During the six and three months ended June 30, 2003, Adjusted Operating Income increased $8.8 million and $15.3 million respectively in our Other Western European Operations compared to the corresponding periods in 2002. This is principally a result of a lower restructuring charge of $5.4 million recorded in the first quarter of 2003 compared to a charge of $11.4 million recorded in the second quarter of 2002, solid results in our industrial business and our cost rationalization and product transfer initiatives.

Swiss R&D and Manufacturing Operations reported declines in Adjusted Operating Income of $3.6 million and $2.4 million respectively, during the six and three months ended June 30, 2003 compared to the corresponding periods in 2002, principally as a result of our laboratory business.

During the six and three months ended June 30, 2003, Adjusted Operating Income increased $9.9 million and $11.0 million respectively in our Principal U.S. Operations compared to the corresponding periods in 2002, due primarily to the restructuring charge recorded in the second quarter 2002, of which $11.8 million relates to this segment. The impact on Adjusted Operating Income in this segment of lower laboratory and food retailing sales combined with higher medical costs relative to the corresponding periods in 2002 is partially mitigated by benefits from improved margins.

In our Other operating segment, which includes reporting units in Asia, Adjusted Operating Income increased $6.2 million and $5.0 million during the six and three months ended June 30, 2003 respectively, principally due to the restructuring charge recorded in the second quarter 2002, of which $2.6 million relates to this segment and continued growth in China, partially offset by declines primarily in Japan.

Liquidity and Capital Resources

Cash provided by operating activities totaled $39.4 million for the six months ended June 30, 2003, compared to $44.5 million for the same period in 2002. The decrease in 2003 resulted principally from higher payments for restructuring activities. These payments totaled $8.5 million and $4.1 million for the six months ended June 30, 2003 and 2002 respectively.

During the six months ended June 30, 2003, we spent approximately $2.0 million on additional consideration related to earn-out periods associated with acquisitions consummated in prior years. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In addition, the terms of certain of our acquisitions in 2002 and earlier years provide for possible additional earn-out payments. Although we do not currently believe we will make any material payments relating to such earn-outs, the maximum amount potentially payable in cash is $21.2 million.

Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $10.6 million and $17.8 million during the first six months of 2003 and 2002 respectively. This decrease is primarily attributable to the investment in Rainin's new manufacturing facility during the first six months of 2002. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

At June 30, 2003, our consolidated debt, net of cash of $35.2 million, was $256.2 million. We had borrowings of $275.3 million under our credit agreement and $16.0 million under various other arrangements as of June 30, 2003. Of our credit agreement borrowings, approximately $49.0 million was borrowed as term loans scheduled to mature in May 2004 and $226.3 million was borrowed under a multi currency revolving credit facility. At June 30, 2003, we had $184.1 million of availability remaining under the revolving credit facility.

All of our borrowings under the existing credit agreement are now classified as short term, as the current facility expires in May 2004. We are evaluating various financing alternatives at present. Based on our existing credit rating ("BBB" by Standard & Poors and "Baa3" by Moodys), along with our current operating and cash flow metrics, we believe that we will be able to implement a new agreement prior to the expiration of the current agreement, which will provide adequate funding for our future operations.

At June 30, 2003, approximately $211.8 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies, primarily the Swiss franc and British pound, amounting to approximately $79.5 million at June 30, 2003. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our operating expenses than Swiss franc denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against our major trading currencies (e.g., the U.S. dollar, the euro, the British pound and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. We estimate that a one percent strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt as at June 30, 2003, we estimate that a ten percent weakening of the U.S. dollar against the currencies in which our debt is denominated, would result in an increase of approximately $8.8 million in the reported U.S. dollar value of that debt.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring charge recorded by the Company in the three months ended March 31, 2003 and described more fully in Note 5 to the Interim Consolidated Financial Statements above, relates to exit activities initiated prior to this date. As a result, the adoption of SFAS 146 had no material effect on the Company's consolidated operations, financial position and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company does not currently use the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results (see Note 4 to the Interim Consolidated Financial Statements above). The provisions of SFAS 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-Q includes forward looking statements based on our current expectations and projections about future events, including: strategic plans; potential growth, including penetration of developed markets and opportunities in emerging markets; planned research and development efforts, product introductions and innovation; meeting customer expectations; planned operational changes, including productivity improvements; future financial performance, including expected capital expenditures; research and development expenditures; potential acquisitions; impact of completed acquisitions; future effective tax rate; future cash sources and requirements; liquidity; impact of environmental costs; and potential cost savings.

These forward looking statements are subject to a number of risks and uncertainties, certain of which are beyond our control, which could cause our actual results to differ materially from historical results or those anticipated. Certain of these risks and uncertainties have been identified in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2002. An additional risk factor that should be considered is the potential effects of the Severe Acute Respiratory Syndrome ("SARS") on the Company. The Company has significant operations in Asia, particularly China. While SARS has not significantly affected the Company's operations to date, if the effects of SARS become more widespread, it could adversely affect the economy in China and as a result adversely affect the Company's sales growth and profitability.

The words "believe", "expect", "anticipate" and similar expressions identify forward looking statements. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2003, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

The Mettler-Toledo International Inc. annual meeting of stockholders was held on May 9, 2003. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors and the ratification of the appointment of the company's independent accountants.

As of March 10, 2003, the record date for the annual meeting, there were 44,389,112 shares of common stock entitled to vote at the meeting. The holders of 41,184,859 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

		Withheld
Matter	For	or Against	Abstained
Election of Directors
Robert F. Spoerry	36,030,124	5,154,735
Philip Caldwell	35,915,730	5,269,129
John T. Dickson	36,418,905	4,765,954
Philip H. Geier	36,407,488	4,777,371
John D. Macomber	35,914,863	5,269,996
Hans Ulrich Maerki	36,414,028	4,770,831
George M. Milne	36,419,546	4,765,313
Thomas P. Salice	35,939,231	5,245,628

Appointment of Independent Accountants	40,247,430	928,161	9,268

Item 5. Other information. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	Employment Agreement between Beat Lüthi and Mettler-Toledo International Inc. dated October 31, 2002
	10.2	Indemnification Agreement between Beat Lüthi and Mettler-Toledo International Inc. dated March 31, 2003
	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	32	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K

	Date Furnished or Filed	Item Reported

	July 24, 2003	Press release announcing second quarter 2003 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mettler-Toledo International Inc.

Date: August 4, 2003	By: /s/ Dennis W. Braun

Dennis W. Braun
Group Vice President and
Chief Financial Officer