Form 10-Q
period 2003-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2003-11-13
CIK 1037646

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

                       Commission File Number 1-13595

                     Mettler-Toledo International Inc.
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                               13-3668641
  ----------------------------------    ------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation or organization)

                       Im Langacher, P.O. Box MT-100
                      CH 8606 Greifensee, Switzerland
               --------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                              +41-1-944-22-11
          ------------------------------------------------------
            (Registrant's telephone number, including area code)

                               not applicable
 ------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X    No
                                                   -----     -----

The Registrant had 44,485,712 shares of Common Stock outstanding at September 30, 2003.

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12 b-2 of the Exchange Act). Yes   X     No
                                                 -----      ----

                     METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           PAGE

                       PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.....................       3

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.....................       4

          INTERIM CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2003
          AND DECEMBER 31, 2002........................................       5

          INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          AND COMPREHENSIVE INCOME (LOSS) FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 2003 AND 2002..................................       6

          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
          MONTHS ENDED SEPTEMBER 30, 2003 AND 2002.....................       7

          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
          AT SEPTEMBER 30, 2003........................................       8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS....................................      19

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...      26

Item 4.   CONTROLS AND PROCEDURES......................................      26

                         PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS............................................      27

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS....................      27

Item 3.   DEFAULTS UPON SENIOR SECURITIES..............................      27

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........      27

Item 5.   OTHER INFORMATION............................................      27

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................      27

SIGNATURE..............................................................      28

                       PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     METTLER-TOLEDO INTERNATIONAL INC.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                    2003             2002
                                                    ----             ----
                                                 (UNAUDITED)      (UNAUDITED)

Net sales                                        $  320,814      $  306,990
Cost of sales                                       168,950         164,067
                                                 -----------     -----------
     Gross profit                                   151,864         142,923
Research and development                             19,277          17,469
Selling, general and administrative                  92,783          85,263
Amortization                                          2,909           2,805
Interest expense                                      3,102           4,429
Other charges (income), net                            (753)            139
                                                 -----------     -----------
     Earnings before taxes                           34,546          32,818
Provision for taxes                                  10,364           9,841
                                                 -----------     -----------
     Net earnings                                $   24,182      $   22,977
                                                 ===========     ===========

Basic earnings per common share:

     Net earnings                                     $0.54           $0.52
     Weighted average number of common shares    44,485,712      44,355,475

Diluted earnings per common share:

     Net earnings                                     $0.53           $0.51
     Weighted average number of common shares    45,568,383      45,235,544


            The accompanying notes are an integral part of these
                interim consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                     2003             2002
                                                     ----             ----
                                                  (UNAUDITED)      (UNAUDITED)

Net sales                                         $  933,985      $  876,401
Cost of sales                                        492,052         467,259
                                                  -----------     -----------
     Gross profit                                    441,933         409,142
Research and development                              57,085          51,930
Selling, general and administrative                  271,596         243,442
Amortization                                           8,576           6,480
Interest expense                                      10,678          13,175
Other charges (income), net     (see Note 5)           4,146          28,408
                                                  -----------     -----------
     Earnings before taxes                            89,852          65,707
Provision (benefit) for taxes    (see Note 6)         26,955          (3,422)
                                                  -----------     -----------
     Net earnings                                 $   62,897      $   69,129
                                                  ===========     ===========

Basic earnings per common share:

     Net earnings                                      $1.42           $1.56
     Weighted average number of common shares     44,437,879      44,245,866

Diluted earnings per common share:

     Net earnings                                      $1.38           $1.52
     Weighted average number of common shares     45,441,437      45,387,431


            The accompanying notes are an integral part of these
                interim consolidated financial statements.

                                             METTLER-TOLEDO INTERNATIONAL INC.
                                            INTERIM CONSOLIDATED BALANCE SHEETS
                                      AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                             (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                        2003            2002
                                                                                        ----            ----
                                                                                     (UNAUDITED)

                                     ASSETS
Current assets:

     Cash and cash equivalents                                                     $    35,395     $    31,427
     Trade accounts receivable, net                                                    226,697         231,673
     Inventories, net                                                                  160,881         150,441
     Current deferred tax assets, net                                                   34,385          33,583
     Other current assets and prepaid expenses                                          42,047          28,603
                                                                                   ------------    ------------
         Total current assets                                                          499,405         475,727
Property, plant and equipment, net                                                     219,294         217,754
Goodwill, net                                                                          415,502         408,351
Other intangible assets, net                                                           126,901         129,441
Other non-current assets                                                                75,226          72,120
                                                                                   ------------    ------------
         Total assets                                                              $ 1,336,328     $ 1,303,393
                                                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Trade accounts payable                                                        $    58,996     $    73,072
     Accrued and other liabilities                                                     143,856         130,490
     Accrued compensation and related items                                             48,750          47,013
     Taxes payable                                                                      74,394          66,511
     Short-term borrowings and current maturities of long-term debt  (see Note 9)      256,707          50,578
                                                                                   ------------    ------------
         Total current liabilities                                                     582,703         367,664
Long-term debt                                                       (see Note 9)        1,345         262,093
Non-current deferred taxes                                                              36,945          37,650
Other non-current liabilities                                                          137,544         133,600
                                                                                   ------------    ------------
         Total liabilities                                                             758,537         801,007

Shareholders' equity:

     Preferred stock, $0.01 par value per share; authorized 10,000,000 shares;
     issued 0                                                                                -               -
     Common stock, $0.01 par value per share; authorized 125,000,000 shares;
         issued 44,485,712 and 44,384,820 shares at September 30, 2003 and
         December 31, 2002                                                                 445             444
     Additional paid-in capital                                                        461,342         459,213
     Retained earnings                                                                 167,275         104,378
     Accumulated other comprehensive loss                                              (51,271)        (61,649)
                                                                                   ------------    ------------
         Total shareholders' equity                                                    577,791         502,386
Commitments and contingencies                                                                -               -
                                                                                   ------------    ------------
         Total liabilities and shareholders' equity                                $ 1,336,328     $ 1,303,393
                                                                                   ============    ============


               The accompanying notes are an integral part of these interim consolidated financial statements.



                                             METTLER-TOLEDO INTERNATIONAL INC.
                                  INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                                                  COMPREHENSIVE INCOME (LOSS)
                                         NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                        (UNAUDITED)


                                        COMMON STOCK                                           ACCUMULATED OTHER
                                        ------------             ADDITIONAL       RETAINED       COMPREHENSIVE
                                     SHARES        AMOUNT      PAID-IN CAPITAL    EARNINGS       INCOME (LOSS)        TOTAL
                                     ------        ------      ---------------    --------       -------------        -----

Balance at December 31, 2002       44,384,820       $ 444        $ 459,213       $ 104,378        $  (61,649)      $  502,386
Exercise of stock options             100,892           1            2,129               -                 -            2,130
Comprehensive income:
    Net earnings                            -           -                -          62,897                 -           62,897
    Unrealized loss on cash-flow
        hedging instruments                 -           -                -               -               (45)             (45)
    Change in currency
        translation adjustment              -           -                -               -            10,423           10,423
                                                                                                                   ------------
Comprehensive income                                                                                                   73,275
                                 ------------     ---------     ------------    ------------      -----------      ------------
Balance at September 30, 2003      44,485,712       $ 445        $ 461,342       $ 167,275         $ (51,271)       $ 577,791
                                 ============     =========     ============    ============      ===========      ============

Balance at December 31, 2001       44,145,742       $ 441        $ 455,684       $   3,957         $ (71,898)       $ 388,184
Exercise of stock options             209,733           2            3,122               -                 -            3,124
Comprehensive income:
    Net earnings                            -           -                -          69,129                 -           69,129
    Unrealized loss on cash-flow
        hedging instruments                 -           -                -               -            (3,478)          (3,478)
    Change in currency
        translation adjustment              -           -                -               -            18,524           18,524
                                                                                                                   -----------
Comprehensive income                                                                                                   84,175
                                 ------------     ---------     ------------    ------------      -----------      -----------
Balance at September 30, 2002      44,355,475       $ 443        $ 458,806       $  73,086         $ (56,852)       $ 475,483
                                 ============     =========     ============    ============      ===========      ===========


                 The accompanying notes are an integral part of these interim consolidated financial statements.



                                                   METTLER-TOLEDO INTERNATIONAL INC.
                                             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                            (IN THOUSANDS)


                                                                               SEPTEMBER 30,     SEPTEMBER 30,
                                                                                   2003               2002
                                                                                   ----               ----
                                                                                (UNAUDITED)       (UNAUDITED)

Cash flow from operating activities:
     Net earnings                                                                $ 62,897          $ 69,129
     Adjustments to reconcile net earnings to
       net cash provided by operating activities:
         Depreciation                                                              18,852            18,887
         Amortization                                                               8,576             6,480
         Other                                                                     (2,619)             (113)
     Increase (decrease) in cash resulting from changes in:
         Trade accounts receivable, net                                            15,101            16,154
         Inventories                                                               (6,557)            1,776
         Other current assets                                                      (2,605)           (1,754)
         Trade accounts payable                                                   (15,356)          (15,974)
         Taxes payable                                                              3,580           (19,712)
         Accruals and other liabilities, net(a)                                    (3,415)            4,344
                                                                             ---------------      ------------
           Net cash provided by operating activities                               78,454            79,217
                                                                             ---------------      ------------
Cash flows from investing activities:

     Proceeds from sale of property, plant and equipment                            1,854               418
     Purchase of property, plant and equipment                                    (17,642)          (25,270)
     Acquisitions                                                                  (3,486)          (20,974)
                                                                             ---------------      ------------
           Net cash used in investing activities                                  (19,274)          (45,826)
                                                                             ---------------      ------------
Cash flows from financing activities:

     Proceeds from borrowings                                                      51,604            57,871
     Repayments of borrowings                                                    (110,622)          (92,647)
     Proceeds from issuance of common stock                                         2,130             3,124
                                                                             ---------------      ------------
           Net cash used in financing activities                                  (56,888)          (31,652)
                                                                             ---------------      ------------

Effect of exchange rate changes on cash and cash equivalents                        1,676            (1,178)
                                                                             ---------------      ------------
Net increase in cash and cash equivalents                                           3,968               561

Cash and cash equivalents:
     Beginning of period                                                           31,427            27,721
                                                                             ---------------      ------------
     End of period                                                               $ 35,395          $ 28,282
                                                                             ===============      ============


(a) Changes in accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $13.1 million in 2003 and $7.0 million in 2002.


          The accompanying notes are an integral part of these interim consolidated financial statements.


                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     AT SEPTEMBER 30, 2003 - UNAUDITED
                   (In thousands unless otherwise stated)

1.   BASIS OF PRESENTATION

     Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a leading global supplier of precision instruments and services. The Company is the world's largest manufacturer of weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also holds top-three market positions in several related analytical instruments, and is a leading provider of automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company is the world's largest manufacturer and marketer of metal detection and other end-of-line inspection systems used in production and packaging and holds a leading position in certain process analytics applications. The Company's primary manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China. The Company's principal executive offices are located in Greifensee, Switzerland.

     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2003 and for the nine and three month periods ended September 30, 2003 and 2002 should be read in conjunction with the December 31, 2002 and 2001 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

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

     Inventories, net consisted of the following at September 30, 2003 and December 31, 2002:

                                                September 30,     December 31,
                                                     2003             2002
                                                -------------    -------------

     Raw materials and parts...............      $  70,274         $  66,367
     Work in progress......................         35,339            33,683
     Finished goods........................         55,268            50,391
                                                -------------    -------------
                                                 $ 160,881         $ 150,441
                                                =============    =============

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

     The components of other intangible assets are as follows:


                                                    September 30, 2003                December 31, 2002
                                              -----------------------------    -----------------------------
                                                 Gross         Accumulated        Gross        Accumulated
                                                 amount        amortization       amount       amortization
                                              ------------     ------------    -----------     -------------
     Customer relationships..............        $ 70,955        $(3,028)       $  70,955         $(1,839)
     Tradename...........................          23,327            (70)          23,327             (37)
     Perpetual intellectual property
       license...........................          19,905              -           19,905               -
     Proven technology and patents.......          19,138         (3,326)          19,138          (2,008)
                                              -------------     -----------    -----------     -------------
                                                 $133,325        $(6,424)       $ 133,325         $(3,884)
                                              =============     ===========    ===========     =============


                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

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

WARRANTY

     The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure.

     A roll-forward of the Company's accrual for product warranties for the nine months ended September 30, 2003 and 2002 follows:

                                                  2003               2002
                                            ----------------    ---------------
     Balance at beginning of period.......    $   8,850            $ 7,740
     Accruals for warranties..............       10,380              9,054
     Settlements made.....................       (9,186)            (8,035)
                                             ------------        -----------
     Balance at end of period.............    $  10,044            $ 8,759
                                             ============        ===========


NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring charge adjustments recorded by the Company in 2003 and described more fully in Note 5 below, relate to exit activities initiated prior to this date. As a result, the adoption of SFAS 146 had no material effect on the Company's consolidated operations, financial position and cash flows.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                  (In thousands, unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated financial statements.

3.   BUSINESS COMBINATIONS

     During the nine months ended September 30, 2003, the Company spent approximately $3.5 million on acquisitions and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. Goodwill recognized in connection with these acquisition payments totaled $3.1 million which is primarily included in the Company's Principal U.S. Operations segment as depicted in Note 8 to these interim consolidated financial statements. The Company accounted for the acquisition payments and additional consideration using the purchase method of accounting. The remaining change in goodwill as at September 30, 2003 as compared to December 31, 2002 is a result of changes in currency exchange rates.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                  (In thousands, unless otherwise stated)

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

     During the nine months ended September 30, 2002, the Company spent approximately $21.0 million on acquisitions, including the acquisition of SofTechnics Inc. and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. SofTechnics is a leading provider of in-store retail item management software solutions. Goodwill recognized in connection with these acquisition payments totaled $19.4 million, which is primarily included in the Company's Principal U.S. Operations segment as depicted in Note 8 to these interim consolidated financial statements. The Company accounted for the acquisition payments using the purchase method of accounting.

     The terms of certain of our acquisitions in 2002 and earlier years provide for possible additional earn-out payments, with the maximum amount potentially payable in cash being $19.1 million. Any additional earn-out payments incurred will be treated as additional purchase price, accounted for using the purchase method of accounting and classified as additional goodwill.

4.   EARNINGS PER COMMON SHARE

     As described in Note 2 in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, in accordance with the treasury stock method, the Company has included the following equivalent shares in the calculation of diluted weighted average number of common shares for the nine and three month periods ended September 30, 2003 and 2002, respectively, relating to outstanding stock options.

                                        September 30,        September 30,
                                            2003                 2002
                                      ----------------     ----------------

     Nine months ended.............      1,003,558            1,141,565

     Three months ended............      1,082,671              880,069


     Outstanding options to purchase 2,109,233 and 1,634,850 shares of common stock for the nine month periods ended September 30, 2003 and 2002 respectively, and options to purchase 2,504,950 and 1,051,600 shares of common stock for the three month periods ended September 30, 2003 and 2002 respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
         (In thousands, except share data, unless otherwise stated)

4.   EARNINGS PER COMMON SHARE (CONTINUED)

     The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the nine and three month periods ended September 30 would have been as follows:


                                                  Three months ended        Nine months ended
                                                    September 30,             September 30,
                                                    2003        2002         2003         2002
                                                  --------    --------     --------     --------
      Net earnings:

         As reported...........................   $24,182     $22,977      $62,897      $69,129
         Compensation expense..................    (1,871)     (1,392)      (4,868)      (4,247)
                                                  --------    --------     --------     --------
         Pro forma.............................   $22,311     $21,585      $58,029      $64,882
                                                  ========    ========     ========     ========

      Basic earnings per common share:

         As reported...........................   $  0.54     $  0.52      $  1.42      $  1.56
         Compensation expense..................     (0.04)      (0.03)       (0.11)       (0.09)
                                                  --------    --------     --------     --------
         Pro forma.............................   $  0.50     $  0.49      $  1.31      $  1.47
                                                  ========    ========     ========     ========

      Diluted earnings per common share:

         As reported...........................   $  0.53     $  0.51      $  1.38      $  1.52
         Compensation expense..................     (0.04)      (0.03)       (0.10)       (0.09)
                                                  --------    --------     --------     --------
         Pro forma.............................   $  0.49     $  0.48      $  1.28      $  1.43
                                                  ========    ========     ========     ========


5.   OTHER CHARGES (INCOME), NET

     Other charges (income), net consists primarily of charges related to the Company's restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

     During the three months ended June 30, 2002 the Company recorded a restructuring charge of $28.7 million ($20.1 million after tax), comprising severance, asset write-downs and other exit costs, primarily related to headcount reductions and manufacturing transfers. The activities related to this charge are expected to be substantially complete by the end of 2003.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                  (In thousands, unless otherwise stated)

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

     The Company assesses its accrual for restructuring activities on an ongoing basis. During the three months ended September 30, 2003, the Company recorded a reduction in the restructuring accrual of $0.96 million, as a result of lower employee-related charges than originally anticipated. Also, a restructuring charge of $1.4 million was recorded during the three months ended September 30, 2003, related to an extension of manufacturing consolidation activities. This charge was comprised of severance of $1.0 million, included within Other charges (income), net, and inventory write-downs of $0.4 million, included within Cost of sales.

     A roll-forward of the Company's accrual for restructuring activities follows:


                                                         Employee       Lease
       For the nine months ended September 30,           related     termination     Other        Total
       ---------------------------------------           -------     -----------     -----        -----
                                                           (a)           (b)          (c)
       Balance at December 31, 2001...............       $   2,001      $   279       $ 324     $ 2,604
       Restructuring expense (d)..................          21,967        2,051         283      24,301
       Cash payments..............................          (5,831)        (321)        (63)     (6,215)
       Increases in retirement benefit
       obligation.................................          (3,850)           -           -      (3,850)
       Impact of foreign currency.................             491           27           5         523
                                                         ---------      -------       -----     -------
       Balance at September 30, 2002..............       $  14,778      $ 2,036       $ 549     $17,363
                                                         =========      =======       =====     =======

       Balance at December 31, 2002...............       $  11,803      $ 2,032       $ 420     $14,255
       Restructuring expense (d) .................           6,404            -           -       6,404
       Adjustment to previous accrual.............            (960)           -           -        (960)
       Cash payments..............................         (12,839)         (51)       (249)    (13,139)
       Impact of foreign currency.................           1,202           93          35       1,330
                                                         ---------      -------       -----     -------
       Balance at September 30, 2003..............       $   5,610      $ 2,074       $ 206     $ 7,890
                                                         =========      =======       =====     =======


Footnotes on following page

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                  (In thousands, unless otherwise stated)

5.   OTHER CHARGES (INCOME), NET (CONTINUED)

Footnotes from previous page

(a) Employee related costs include severance, medical and early retirement costs for approximately net 300 employees, of which 270 employees had been terminated as of September 30, 2003. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. and Other Western European Operations. The remaining employee terminations and related cash outflows are expected to be substantially complete by the end of 2003.

(b) Lease termination costs primarily relate to the early termination of leases on vacated property, primarily at the Company's Principal U.S. and Other Western European Operations.

(c) Other costs include expenses associated with equipment dismantling and disposal, and other exit costs.

(d) Excludes the charges in respect of inventory and other asset write-downs of $4.4 million in 2002 and $0.4 million in 2003, recorded as reductions in the book values of the related assets.


6.   INCOME TAXES

     During the three months ended June 30, 2002, the Company recorded a one-time gain of $23.1 million related to the completion of a tax reorganization and related audits.


7.   OTHER COMPREHENSIVE INCOME

     A reconciliation of changes in Other Comprehensive Income for the nine and three month periods follows:

                                                         Nine months ended                  Three months ended
                                                   Sept. 30, 2003    Sept. 30, 2002    Sept. 30, 2003    Sept. 30, 2002
                                                   ---------------  ----------------  ----------------  ----------------
Balance at beginning of period.....................    $ (61,649)        $(71,898)         $(50,312)         $(56,340)
Change in currency translation adjustment..........       10,423           18,524             1,271               869
Unrealized gain / (loss) on cash flow hedging
 arrangements......................................          (45)          (3,478)           (2,230)           (1,381)
                                                       -----------       ----------        ----------        ----------
Balance at end of period...........................    $ (51,271)        $(56,852)         $(51,271)         $(56,852)
                                                       ===========       ==========        ==========        ==========


                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

8.   SEGMENT REPORTING

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

                                                      Principal                  Other
                                         Principal     Central     Swiss R&D    Western                Eliminations
                                            U.S.       European     and Mfg.    European                    and
 Nine months ended Sept. 30, 2003        Operations   Operations   Operations  Operations   Other (a)  Corporate (b)   Total
---------------------------------        ----------  ------------ ----------- ------------  --------- --------------- ---------
Net sales to external
customers...................              $ 317,165    $ 129,068   $   36,129    $ 216,003 $ 235,620     $        -  $ 933,985
Net sales to other segments.                 31,961       47,722      129,156       25,384    63,401       (297,624)         -
                                          ---------    ---------   ----------    --------- ---------     ----------- ---------
Total net sales.............              $ 349,126    $ 176,790   $  165,285    $ 241,387 $ 299,021     $ (297,624) $ 933,985
                                          =========    =========   ==========    ========= =========     =========== =========

Segment Profit  (c).........              $  47,653    $  14,452   $   26,068    $   7,616 $  25,434     $  (13,415) $ 107,808
Goodwill, net...............              $ 202,781    $  25,213   $   21,944    $  78,901 $  86,663     $        -  $ 415,502

 Three months ended Sept. 30, 2003
----------------------------------
Net sales to external
customers...................              $ 108,853    $  43,167   $   11,359    $  68,823 $  88,612     $        -  $ 320,814
Net sales to other segments.                 13,205       15,586       44,966        7,129    22,213       (103,099)         -
                                          ---------    ---------   ----------    --------- ---------     ----------- ---------
Total net sales.............              $ 122,058    $  58,753   $   56,325    $  75,952 $ 110,825     $ (103,099) $ 320,814
                                          =========    =========   ==========    ========= =========     =========== =========

Segment Profit  (c).........              $  16,725    $   4,217   $    9,434    $   3,575 $  11,472     $   (5,619) $  39,804


                                                      Principal                  Other
                                         Principal     Central     Swiss R&D    Western                Eliminations
                                            U.S.       European     and Mfg.    European                    and
 Nine months ended Sept. 30, 2002        Operations   Operations   Operations  Operations   Other (a)  Corporate (b)   Total
---------------------------------        ----------  ------------ ----------- ------------  --------- --------------- ---------
Net sales to external
customers...................              $ 331,737    $ 112,211   $   36,789    $ 186,992 $ 208,672     $        -  $ 876,401
Net sales to other segments.                 23,912       39,208      122,478       27,455    51,672       (264,725)         -
                                          ---------    ---------   ----------    --------- ---------     ----------- ---------
Total net sales.............              $ 355,649    $ 151,419   $  159,267    $ 214,447 $ 260,344     $ (264,725) $ 876,401
                                          =========    =========   ==========    ========= =========     =========== =========

Segment Profit (d)..........              $  42,460    $   7,536   $   31,028    $  (3,045)$  15,718     $   (8,588) $  85,109
Goodwill, net...............              $ 202,981    $  22,096   $   20,499    $  83,426 $  85,180     $        -  $ 414,182


 Three months ended Sept. 30, 2002
----------------------------------
Net sales to external
customers...................              $ 118,126    $  36,963   $   14,248    $  62,807 $  74,846     $        -  $ 306,990
Net sales to other segments.                  8,057       14,287       42,102        8,242    17,895        (90,583)         -
                                          ---------    ---------   ----------    --------- ---------     ----------- ---------
Total net sales.............              $ 126,183    $  51,250   $   56,350    $  71,049 $  92,741     $  (90,583) $ 306,990
                                          =========    =========   ==========    ========= =========     =========== =========

Segment Profit (d)..........              $  21,389    $   2,645   $   10,842    $   1,708 $   7,915     $   (4,308) $  40,191



Footnotes on following page


                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

8.   SEGMENT REPORTING (CONTINUED)

Footnotes from previous page

(a) Other includes reporting units in Asia, Eastern Europe, Latin America and segments from other countries that do not meet the quantitative threshold criteria of SFAS 131.

(b) Eliminations and Corporate includes the elimination of inter-segment transactions, as well as certain corporate expenses and intercompany investments, which are not included in the Company's operating segments.

(c) The results for the nine months ended September 30, 2003 include a restructuring charge of $5.8 million recorded in the Other Western European Operations ($4.4 million) and Other ($1.4 million) segments. The results for the three months ended September 30, 2003 include a reduction in the restructuring accrual of $0.96 million in the Other Western European Operations segment, and an incremental restructuring charge of $1.4 million recorded in the Other segment, of which $1.0 million is included within Other charges (income), net, and $0.4 million within Cost of sales.

(d) The results for the nine months ended September 30, 2002 include a restructuring charge of $28.7 million, recorded in the second quarter, in the Principal U.S. Operations ($11.8 million), Principal Central European Operations ($2.8 million), Swiss R&D and Manufacturing Operations ($0.1 million), Other Western European Operations ($11.4 million) and Other ($2.6 million) segments.

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

     A reconciliation of Segment Profit, or Adjusted Operating Income, to earnings before taxes follows:


                                                         Nine months ended                  Three months ended
                                                   Sept. 30, 2003    Sept. 30, 2002    Sept. 30, 2003    Sept. 30, 2002
                                                  ----------------  ----------------  ----------------  ----------------
Adjusted operating income after restructuring
 charge............................................    $ 107,808        $ 85,109          $ 39,804          $ 40,191
Amortization.......................................        8,576           6,480             2,909             2,805
Interest expense...................................       10,678          13,175             3,102             4,429
Other charges (income), net excluding
 restructuring charge..............................       (1,298)           (253)             (753)              139
                                                       ----------       ---------         ---------         ---------
Earnings before taxes..............................    $  89,852        $ 65,707          $ 34,546          $ 32,818
                                                       ==========       =========         =========         =========


                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               AT SEPTEMBER 30, 2003 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

9.   DEBT

     All of the Company's borrowings under its credit agreement at September 30, 2003 are classified as short term, as the facility expires in May 2004.

     November 2003 Refinancing

     On November 12, 2003, the Company closed a new five-year $300 million credit facility ("the $300 million Credit Facility") and completed the issuance of $150 million seven-year Senior Notes. The proceeds from this refinancing were immediately used to repay all of the Company's borrowings under its former credit agreement, which was then terminated.

     Credit Facility Agreement

     The $300 million Credit Facility is provided by a group of financial institutions and has a bullet maturity in November 2008. It is not subject to any scheduled principal payments. Borrowings under the $300 million Credit Facility bear interest at current market rates plus a margin which is based on the Company's senior unsecured credit ratings (currently "BBB" by Standard & Poors and "Baa3" by Moodys), and will initially be set at LIBOR plus 0.75%. The Company must also pay utilization and facility fees that are tied to the Company's credit ratings. The $300 million Credit Facility contains covenants including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than
3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. The new facility also places certain limitations on the Company including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the $300 million Credit Facility has several events of default including upon a change of control. Upon closing, approximately $194.0 million was available under the facility.

     Senior Notes

     In November 2003, the Company issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010 ("Senior Notes"). The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes.

     At the Company's option, the Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

     o    The principal amount of the Senior Notes; or

     o The sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.20%.

     The new seven-year Senior Notes contain limitations on the ability to incur liens and enter into sale and leaseback transactions exceeding 10% of the Company's consolidated net worth.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

GENERAL

     Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

RESULTS OF OPERATIONS - CONSOLIDATED

     Net sales were $934.0 million and $320.8 million for the nine and three months ended September 30, 2003 compared to $876.4 million and $307.0 million for the corresponding periods in the prior year. This represents increases of 7% and 5%, respectively. Results were positively impacted by the weakening of the U.S. dollar against other currencies. In local currencies, net sales decreased 1% during the nine month period and were flat during the three month period ended September 30, 2003. A discussion of sales by operating segment is included below.

     Gross profit as a percentage of net sales was 47.3% for both the nine and three month periods ended September 30, 2003, compared to 46.7% and 46.6% for the same periods in 2002. The improvement in the margin reflects the benefits from our cost rationalization and product transfer initiatives, partially offset by adverse currency impacts. On a constant currency basis relative to the corresponding periods in the prior year, gross margin as a percentage of net sales was 47.9% and 47.5% for the nine and three month periods ended September 30, 2003.

     Research and development expenses as a percentage of net sales remained largely constant at 6.1% and 6.0% for the nine and three month periods ended September 30, 2003, compared to 5.9% and 5.7% for the corresponding periods in the prior year. Research and development expenses increased 1% and 5% on a constant currency basis, for the nine and three month periods ended September 30, 2003 compared to the corresponding periods in the previous year. The increase is principally due to preparation for our new laboratory product launches.

     Selling, general and administrative expenses as a percentage of net sales increased to 29.1% and 28.9% for the nine and three month periods ended September 30, 2003, compared to 27.8% for the corresponding periods in the prior year. On a constant currency basis, selling, general and administrative expenses increased 3% in both the nine and three months ended September 30, 2003, principally due to higher medical costs in the U.S. and higher marketing costs as we prepare for the roll-out of new laboratory products.

     Adjusted Operating Income (gross profit less research and development, selling, general and administrative expenses, and restructuring charges, before amortization, interest expense, and non-recurring items) increased to $107.8 million, or 11.5% of net sales, for the nine months ended September 30, 2003, compared to $85.1 million, or 9.7% of net sales, for the corresponding period in the prior year. Adjusted Operating Income for the nine months ended September 30, 2003 includes a restructuring charge of $5.8 million. Adjusted Operating Income for the nine months ended September 30, 2002 includes a restructuring charge of $28.7 million recorded in the second quarter. These charges are described more fully below. The margin improvement in the nine months ended September 30, 2003 compared to the corresponding period in the prior year is principally due to the lower restructuring charge.

     Adjusted Operating Income decreased to $39.8 million, or 12.4% of net sales, for the three months ended September 30, 2003 compared to $40.2 million, or 13.1% of net sales, for the corresponding period in the prior year. The margin decline in the three months ended September 30, 2003 compared to the corresponding period in the prior year is principally due to higher research and development and marketing costs due to our upcoming product launches and higher medical costs in the U.S. On a constant currency basis our operating margins are slightly higher than those reported for both the nine and three month periods ended September 30, 2003.

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

     Other charges (income), net were $4.1 million and $(0.8) million for the nine and three month periods ended September 30, 2003 compared to $28.4 million and $0.1 million respectively for the same periods in 2002. The nine months ended September 30, 2002 include the restructuring charge of $28.7 million ($20.1 million after tax), comprising severance, asset write-downs and other exit costs primarily related to headcount reductions and manufacturing transfers. As noted in previous filings, in accordance with U.S. GAAP, the element of the restructuring charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility, was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, we recorded a charge of $5.4 million ($3.8 million after tax) related to the final union settlement on the closure of this facility. This charge comprises the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003 and reflects cash payments that are expected to be made prior to the end of the year.

     We assess the accrual for restructuring activities on an ongoing basis. During the three months ended September 30, 2003, we recorded a reduction in the restructuring accrual of $0.96 million, as a result of lower employee-related charges than originally anticipated. Also, a restructuring charge of $1.4 million was recorded during the three months ended September 30, 2003, related to an extension of manufacturing consolidation activities. This charge was comprised of severance of $1.0 million, included within Other charges (income), net, and inventory write-downs of $0.4 million, included within Cost of sales.

     Interest expense was $10.7 million and $3.1 million for the nine and three months ended September 30, 2003, compared to $13.2 million and $4.4 million for the corresponding periods in the prior year. The decrease is principally due to reduced borrowing rates and lower average borrowings during 2003.

     The provision for taxes is based upon our projected 30% annual effective tax rate for the related periods. During the three months ended June 30, 2002 we recorded a one-time tax gain of $23.1 million related to the completion of a tax reorganization program and related tax audits.

     Net earnings were $62.9 million and $24.2 million for the nine and three months ended September 30, 2003, compared to $69.1 million and $23.0 million for the corresponding periods in the prior year. Net earnings in the nine months ended September 30, 2003 include the restructuring charge of $3.8 million after tax. Net earnings in the nine month periods ended September 30, 2002 include the restructuring charge of $20.1 million after tax and the one-time tax gain of $23.1 million.

RESULTS OF OPERATIONS - BY OPERATING SEGMENT

     Our Principal Central European Operations reported declines in local currency sales to external customers of 5% and 1%, respectively in the nine and three month periods ended September 30, 2003 compared with the corresponding periods in the prior year. In our Other Western European Operations, local currency sales declined 1% in both the nine and three month periods ended September 30, 2003 and in our Swiss R&D and Manufacturing Operations local currency sales declined 16% and 26%, respectively in these periods. Throughout all of our European segments we continue to experience weakness in our laboratory business, particularly Drug Discovery, due to reduced spending in the biopharmaceutical sector. The impact of this reduced spending is most prevalent in our Swiss R&D and Manufacturing Operations. These trends in Europe were partially mitigated by solid results in our industrial business (particularly in packaging, and transportation and logistics) and, during the three month period ended September 30, 2003, in our retail business.

     Net sales to external customers in our Principal U.S. Operations decreased 4% and 8% respectively in the nine and three months ended September 30, 2003, as compared to the corresponding periods in 2002. These results are primarily attributable to declines in sales of laboratory and food retailing products in the nine month period, and of industrial (particularly heavy industrial) and food retailing products in the three month period ended September 30, 2003.

     Net sales to external customers in our Other operating segment, which includes reporting units in Asia, increased 10% and 15% respectively in local currencies during the nine and three months ended September 30, 2003 as compared to the corresponding periods in 2002. These results reflect strong sales performance in China in most product lines, offset by declines in Japan.

     During the nine and three months ended September 30, 2003, Adjusted Operating Income increased $6.9 million and $1.6 million respectively in our Principal Central European Operations compared to the corresponding periods in 2002. This is principally a result of the restructuring charge recorded in the second quarter 2002, of which $2.8 million relates to this segment, solid results in our industrial business and benefits from our cost rationalization and product transfer initiatives, partially offset by the impact of declines in sales of laboratory products.

     During the nine and three months ended September 30, 2003, Adjusted Operating Income increased $10.7 million and $1.9 million respectively in our Other Western European Operations compared to the corresponding periods in 2002. This is principally a result of a lower restructuring charge of $4.4 million recorded in 2003 compared to a charge of $11.4 million recorded in 2002, solid results in our industrial business and our cost rationalization and product transfer initiatives, partially offset by the impact of declines in sales of laboratory products.

     Swiss R&D and Manufacturing Operations reported declines in Adjusted Operating Income of $5.0 million and $1.4 million respectively, during the nine and three months ended September 30, 2003 compared to the corresponding periods in 2002, principally as a result of lower sales in our laboratory business and higher research and development and marketing costs due to our upcoming laboratory product launches.

     During the nine and three months ended September 30, 2003, Adjusted Operating Income increased $5.2 million and decreased $4.7 million respectively, in our Principal U.S. Operations, due primarily to the restructuring charge recorded in the second quarter 2002, of which $11.8 million relates to this segment. Adjusted Operating Income in this segment was also impacted by lower sales of laboratory and food retailing products in the nine month period and of industrial (particularly heavy industrial) and food retailing products in the three month period ended September 30, 2003, combined with higher medical costs throughout relative to the corresponding periods in 2002.

     In our Other operating segment, which includes reporting units in Asia, Adjusted Operating Income increased $9.7 million and $3.6 million during the nine and three months ended September 30, 2003 respectively, principally due to continued growth in China, partially offset by declines primarily in Japan.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $78.5 million for the nine months ended September 30, 2003, compared to $79.2 million for the same period in 2002. The decrease in 2003 resulted principally from higher payments for restructuring activities. Restructuring payments totaled $13.1 million and $7.0 million for the nine months ended September 30, 2003 and 2002 respectively.

     During the nine months ended September 30, 2003, we spent approximately $3.5 million on acquisitions and additional consideration related to earn-out periods associated with acquisitions made in prior years. We continue to explore potential acquisitions to expand our product portfolio and improve our distribution capabilities. In addition, the terms of certain of our acquisitions in 2002 and earlier years provide for possible additional earn-out payments, with the maximum amount potentially payable in cash being $19.1 million.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $17.6 million and $25.3 million during the first nine months of 2003 and 2002 respectively. This decrease is primarily attributable to the investment in Rainin's new manufacturing facility during the first six months of 2002. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     At September 30, 2003, our consolidated debt, net of cash of $35.4 million, was $222.7 million. We had borrowings of $236.0 million under our credit agreement and $22.1 million under various other arrangements as of September 30, 2003. Of our credit agreement borrowings, approximately $39.3 million was borrowed as term loans scheduled to mature in May 2004 and $196.7 million was borrowed under a multi-currency revolving credit facility. At September 30, 2003, we had $213.7 million of availability remaining under the revolving credit facility.

     At September 30, 2003, approximately $193.5 million of the borrowings under the credit agreement and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit agreement and local working capital facilities were denominated in certain of our other principal trading currencies, primarily the Swiss franc and British pound, amounting to approximately $64.6 million at September 30, 2003. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

     All of our borrowings under the credit agreement as of September 30, 2003 are classified as short term, as the facility expires in May 2004.

     November 2003 Refinancing

     On November 12, 2003, we closed a new five-year $300 million credit facility ("the $300 million Credit Facility") and completed the issuance of $150 million seven-year Senior Notes. The proceeds from this refinancing were immediately used to repay all of the borrowings under our former credit agreement, which was then terminated.

     Credit Facility Agreement

     The $300 million Credit Facility is provided by a group of financial institutions and has a bullet maturity in November 2008. It is not subject to any scheduled principal payments. Borrowings under the $300 million Credit Facility bear interest at current market rates plus a margin which is based on our senior unsecured credit ratings (currently "BBB" by Standard & Poors and "Baa3" by Moodys), and will initially be set at LIBOR plus 0.75%. We must also pay utilization and facility fees that are tied to our credit ratings. The $300 million Credit Facility contains covenants including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. The new facility also places certain limitations on us including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the $300 million Credit Facility has several events of default including upon a change of control. Upon closing, approximately $194.0 million was available under the facility.

     Senior Notes

     In November 2003, we issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010 ("Senior Notes"). The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes.

     At our option, the Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

     o    The principal amount of the Senior Notes; or

     o The sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.20%.

     The new seven-year Senior Notes contain limitations on the ability to incur liens and enter into sale and leaseback transactions exceeding 10% of our consolidated net worth.

     We currently believe that cash flow from operating activities, together with liquidity available following our refinancing and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements as well as debt service requirements for at least several years, but there can be no assurance that this will be the case.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against our major trading currencies (e.g., the U.S. dollar, the euro, the British pound and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a one percent strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt as at September 30, 2003, we estimate that a ten percent weakening of the U.S. dollar against the currencies in which our debt is denominated, would result in an increase of approximately $7.2 million in the reported U.S. dollar value of that debt.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The restructuring charge adjustments recorded by the Company in 2003 and described more fully in Note 5 to the Interim Consolidated Financial Statements above, relate to exit activities initiated prior to this date. As a result, the adoption of SFAS 146 had no material effect on the Company's consolidated operations, financial position and cash flows.

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

     In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     This Quarterly Report on Form 10-Q includes forward-looking statements based on our current expectations and projections about future events or our future financial performance, including, but not limited to: strategic plans; potential growth opportunities in both developed markets and emerging markets; planned research and development efforts, product introductions and innovation; meeting customer expectations; planned operational changes and productivity improvements; expected capital expenditures; research and development expenditures; potential acquisitions; future effective tax rate; future cash sources and requirements; liquidity; impact of environmental costs; potential cost savings; and benefits of completed or future acquisitions.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2003, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Item 1.   LEGAL PROCEEDINGS.   None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.   None

Item 3.   DEFAULTS UPON SENIOR SECURITIES.   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None

Item 5.   OTHER INFORMATION.   None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits

               31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

               31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

               32    Certification Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

               99.1  Credit Agreement, dated as of November 12, 2003

          (b)  Reports on Form 8-K

               Date Furnished or Filed        Item Reported
               -----------------------        -------------

               October 30, 2003               Press release announcing third
                                              quarter 2003 results

               November 4, 2003               Press release announcing $150
                                              million Senior Notes Offering

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            Mettler-Toledo International Inc.

Date: November 13, 2003                     By:  /s/  Dennis W. Braun
                                                -------------------------
                                                Dennis W. Braun
                                                Group Vice President and
                                                Chief Financial Officer