Form 10-K
period 2003-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2004-03-15
CIK 1037646

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                   ------------------------------------

                                 FORM 10-K

(MARK ONE)
|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                     OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM _______ TO _______
                       COMMISSION FILE NUMBER 1-13595
                   ------------------------------------

                     METTLER-TOLEDO INTERNATIONAL INC.
           (Exact name of registrant as specified in its charter)

              DELAWARE                                13-3668641
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

              IM LANGACHER
            P.O. BOX MT-100
    CH 8606 GREIFENSEE, SWITZERLAND                   -------------
(Address of principal executive offices)               (Zip Code)

                             011-41-1-944-2211
                   ------------------------------------
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
        Title of each class                      on which registered
        -------------------                      -------------------
   Common Stock, $0.01 par value               New York Stock Exchange
  Preferred Stock Purchase Rights              New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act: NONE
                   ------------------------------------

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
                         Yes   X       No
                             -----        -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).
                         Yes   X       No
                             -----        -----

     As of March 8th, 2004 there were 44,497,811 shares of the Registrant's Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant on June 30, 2003 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003) was approximately $1.6 billion. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE

               DOCUMENT                            PART OF FORM 10-K
               --------                         INTO WHICH INCORPORATED
       PROXY STATEMENT FOR 2004                 -----------------------
    ANNUAL MEETING OF STOCKHOLDERS                     PART III

                     METTLER-TOLEDO INTERNATIONAL INC.

                         ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                                                            PAGE

                                  PART I

Item 1.      Business........................................................ 2

Item 2.      Properties......................................................12

Item 3.      Legal Proceedings...............................................13

Item 4.      Submission of Matters to a Vote of Security Holders.............13
             Executive Officers of the Registrant............................13

                                  PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters.............................................14

Item 6.      Selected Financial Data.........................................16

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.......................................17

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk......37

Item 8.      Financial Statements and Supplementary Data.....................37

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................37

Item 9A.     Controls and Procedures.........................................37

                                  PART III

Item 10.     Directors and Executive Officers of the Registrant..............38

Item 11.     Executive Compensation..........................................41

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters......................41

Item 13.     Certain Relationships and Related Transactions..................42

Item 14.     Principal Accountant Fees and Services..........................42

                                  PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K........................................................42

SIGNATURES   ................................................................43

                                 DISCLAIMER

     Some of the statements in this annual report and in documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth opportunities in both developed markets and emerging markets, planned research and development efforts, product introductions and innovation, manufacturing capacity, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, research and development expenditures, competitors' product development, expected capital expenditures, future cash sources and requirements, liquidity, impact of taxes, expected compliance with laws, impact of environmental costs, expected cost savings and benefits of completed or future acquisitions, which involve known and unknown risks, uncertainties and other factors that may cause our or our businesses' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions "Factors affecting our future operating results" in Exhibit 99.1 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" to this annual report, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

     We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this annual report and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

                                   PART I

Item 1.   BUSINESS

     We are a leading global supplier of precision instruments and services. We are the world's largest manufacturer of weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. We also hold top-three market positions in several related analytical instruments, and are a leading provider of automated chemistry systems used in drug and chemical compound discovery and development. In addition, we are the world's largest manufacturer and marketer of metal detection and other end-of-line inspection systems used in production and packaging, and hold a leading position in certain process analytics applications.

     Our business is geographically diversified, with sales in 2003 derived 42% from Europe, 43% from North and South America and 15% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.

     Mettler-Toledo International Inc., was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in November 1997. In November 2001, we acquired Rainin Instrument, a leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications.

LABORATORY INSTRUMENTS

     We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 40% of our net sales in 2003.

Laboratory Balances

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

     In addition to Mettler-Toledo branded products, we manufacture and sell balances under the brand name "Ohaus." Ohaus branded products principally target the educational market and other markets in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service.

Pipettes

     Pipettes are the third most widely used instrument in laboratories, after pH meters and balances, and are used for dispensing small volumes of liquids. In late 2001, we acquired Rainin Instrument, a premier provider of pipetting solutions based in California. Rainin develops, manufactures and distributes advanced pipettes, tips and accessories, including single- and multi-channel manual and electronic pipettes. Rainin's principal end markets are pharmaceutical, biotech, clinical and academia.

Titrators

     Titrators measure the chemical composition of samples and are used in laboratories as well as the food and beverage and other industries. Our high-end titrators are multi-tasking models, which can perform two determinations simultaneously on multiple vessels. Our offering includes robotics to automate routine work in quality control applications.

Thermal Analysis Systems

     Thermal analysis systems measure material properties as a function of temperature, such as weight, dimension, energy flow and viscoelastic properties. Thermal analysis systems are used in nearly every industry, but primarily in the plastics and polymer industries and increasingly in the pharmaceutical industry.

Other Analytical Instruments

     pH meters measure acidity in laboratory samples, and are the second most widely used measurement instruments in the laboratory after the balance. We also sell density and refractometry instruments, which measure chemical concentrations in solutions. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture.

Laboratory Software

     LabX, our PC-based laboratory software platform, manages and analyzes data generated by our titrators and balances. LabX provides full network capability, has efficient, intuitive protocols, and enables customers to collect and archive data in compliance with the U.S. Food and Drug Administration's traceability requirements for electronically stored data (also known as 21 CFR Part 11). We plan to expand LabX to include other laboratory instruments.

Automated Chemistry Solutions

     Our current drug discovery offerings are focused on key aspects of process development, as well as on identification of leads and optimization of those leads. Our automated lab reactors and reaction calorimeters are integral to the process research and development and scale-up activities of our customers. We offer a range of technologies including automated synthesizers to support chemists working on lead identification and optimization, automated workstations that support the synthesis process, and systems for cleaning up and purifying synthesis products. We believe that our portfolio of integrated technologies can bring significant efficiencies to the drug discovery process, enabling our customers to create larger numbers of higher quality candidate compounds and bring them to market faster.

INDUSTRIAL INSTRUMENTS

     We manufacture numerous industrial weighing instruments and related terminals and we offer dedicated software solutions for the chemical, pharmaceutical and food industries. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 30% of our net sales in 2003.

Industrial Weighing Instruments

     We offer a comprehensive line of industrial scales and balances, such as bench scales and floor scales, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to weighing mail and packages. Our products are used in a wide range of applications, such as counting applications and in formulating and mixing ingredients.

Industrial Terminals

     Our industrial scale terminals integrate collected data and control and automate manufacturing processes. They allow users to remotely download programs or access setup data and can minimize down time through predictive rather than reactive maintenance.

Transportation / Shipping and Logistics

     We are the leading global supplier of automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies. With these solutions, customers can measure the weight and cubic volume of packages for appropriate billing, logistics and quality control. Our solutions also integrate into customers' information systems.

Vehicle Scale Systems

     Our primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter or leave a factory or at a toll station). Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. We also offer advanced computer software, including OverDrive, that can be used with our heavy industrial scales to facilitate a broad range of customer solutions and provides a complete system for managing vehicle transaction processing.

Industrial Software

     We offer a wide range of software that can be used with our industrial instruments. Examples include FreeWeigh.net, a statistical quality control software, Formweigh, our formulation/batching software, and OverDrive. In addition, our Q.i365 software controls batching processes by monitoring the material transfer control process. Q.i365 also provides statistical, diagnostic and operational information for asset management, process control and database applications.

RETAIL WEIGHING SOLUTIONS

     Supermarkets, hypermarkets and other food retail organizations make use of multiple weighing applications for handling fresh goods (such as meat, vegetables, fruits and cheese). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer network scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate weighing data into a supermarket's overall fresh goods management system. The retail business accounted for approximately 12% of our net sales in 2003.

Retail Software

     In March 2002, we acquired SofTechnics Inc, based in Texas. SofTechnics provides retail software for in-store item and inventory management solutions. SofTechnics' offering complements our solutions to food retailers. Its software provides the full scope of real-time item management, thereby allowing retailers to match local store inventory levels with local customer demand. SofTechnics strongly complements our leadership position in solutions for the management of fresh goods. In addition to cross-selling benefits, we will be able to offer an integrated data management solution for fresh goods in the future.

PACKAGING CONTROL SYSTEMS

     Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems (e.g., for use in food processing and packaging, and pharmaceutical and other industries). We are the world's leading provider of metal detectors, x-ray visioning equipment and checkweighers that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which enter the manufacturing process for similar reasons. Our x-ray systems can detect metal in metallized containers and can be used for mass control. Both x-ray and metal detection systems may be used together with checkweighers as components of integrated packaging lines. Checkweighers are used to control the filling content of packaged goods such as food, pharmaceuticals and cosmetics. FreeWeigh.net is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers' enterprise resource planning and/or process control systems. The packaging business accounted for approximately 13% of our net sales in 2003.

PROCESS ANALYTICS

     Our process analytics business provides instruments for the in-line measurement of liquid parameters used primarily in the production process of pharmaceutical, biotech and chemical companies. About half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meets the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards. We are the leading supplier of pH and oxygen measurement instruments used in biotech and pharmaceutical ("Biopharma") manufacturing. The process analytics business accounted for approximately 5% of our net sales in 2003.

CUSTOMERS AND DISTRIBUTION

     Our principal customers include companies in the following key end markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations); food producers; food retailers; the beverage industry; specialty chemicals and cosmetics companies; the transportation and logistics industry; the metals industry; the electronics industry; and the academic market.

     Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through the indirect channels. We have a diversified customer base, with no single customer accounting for more than 3% of 2003 net sales.

SALES AND SERVICE

Market Organizations

     We maintain geographically focused market organizations around the world that are responsible for all aspects of our sales and service. The market organizations are local marketing and service organizations designed to maintain close relationships with our customers. Each market organization has the flexibility to adapt its marketing and service efforts to account for different cultural and economic conditions. Market organizations also work closely with our producing organizations (described below) by providing feedback on manufacturing and product development initiatives and relaying new product and application ideas.

     We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2003, our sales and services group consisted of over 4,400 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 37 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers are seeking to do more and more business with a consistent global approach.

Service

     We have expanded our service business from one centered on calibration, repair and maintenance to one driven by regulatory compliance and other value-added services, which we call Service XXL. We have a unique offering to our pharmaceutical customers in assuring that our instruments are used in compliance with FDA regulations and we can provide these services regardless of the customer's location throughout the world. This global service network also is an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. In 2003, service (representing service contracts, repairs and replacement parts) accounted for approximately 22% of our total net sales. A significant portion of this amount is derived from replacement parts.

     Beyond revenue opportunities, we believe service is a key part of our solution offering and helps significantly in customer retention. The close relationships and frequent contact with our large customer base provides us with sales opportunities and innovative product and application ideas.

RESEARCH AND DEVELOPMENT AND MANUFACTURING

Producing Organizations

     Our research, product development and manufacturing efforts are organized into a number of producing organizations which specialize in specific products on a global basis. Our focused producing organizations help reduce product development time and costs, improve customer focus and maintain technological leadership. The producing organizations work together to share ideas and best practices, and there is a close interface and coordinated customer interaction among marketing organizations and producing organizations.

Research and Development

     We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $213.2 million in research and development ($78.0 million in 2003; $70.6 million in 2002; and $64.6 million in 2001). In 2003, we spent approximately 6.0% of net sales on research and development. Our research and development efforts fall into two categories:

  o technology advancements, which increase the value of our products. These advancements may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means, and

  o cost reductions, which reduce the manufacturing cost of our products through better overall design.

     We have devoted an increasing proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers' IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have over 830 employees in research and development and product engineering.

Manufacturing

     We are a worldwide manufacturer, with facilities principally in the United States, Switzerland, Germany, the United Kingdom and China. Laboratory instruments are produced mainly in Switzerland and to a lesser extent in the United States and China, while our remaining products are produced worldwide. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated needs.

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

BUSINESS SEGMENTS

     We have six reportable segments: Principal U.S. Operations, Other Western European Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Asia and Other. In previous reporting periods, results from Asia were included within the Other operating segment. Segment disclosure for 2002 and 2001 has been reclassified accordingly. See Note 17 to the audited consolidated financial statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations under "Results of Operations - by Operating Segment" for detailed results by segment and geographic region.

     We manufacture a wide variety of precision instruments and provide value added services to our customers. Our principal products and principal services are set forth above. Given the inherently global nature of our business, the above description of our products, customers and distribution, sales and services, research and development, manufacturing and other elements of our business apply, for the most part, to each of our segments. In some instances particular products are targeted for particular segments but none of these are material in nature to the entire business or an individual segment.

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

EMPLOYEES

     As of December 31, 2003, we had approximately 8,650 employees throughout the world, including approximately 4,180 in Europe, 3,000 in North and South America, and 1,470 in Asia and other countries.

     We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years, except for a strike in early 2003 at our Bethune, France facility, which has been closed. Labor unions do not represent a meaningful number of our employees.

INTELLECTUAL PROPERTY

     We hold over 1,700 patents and trademarks, primarily in the United States, Switzerland, Germany, the United Kingdom, France, Japan and China. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.

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

ENVIRONMENTAL MATTERS

     We are subject to environmental laws and regulations in the jurisdictions in which we operate. We own or lease a number of properties and manufacturing facilities around the world. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

     We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our subsidiary, Hi-Speed Checkweigher, is subject to an administrative consent order from the New Jersey Department of Environmental Protection that provides for the remediation of a former manufacturing site in Landing, New Jersey. Under the terms of the stock purchase agreement between GEI International Corporation and the predecessor to Hi-Speed, GEI assumed all responsibility for the administrative consent order and to date has performed and paid for all action it requires.

     In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that these sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although we believe that we are in substantial compliance with applicable environmental requirements and to date we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could result in a material adverse effect on our financial condition, results of operations, or competitive position in the market.

COMPETITION

     Our markets are highly competitive. Weighing and analytical instruments markets are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets.

     We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have technological and other competitive advantages over many of our competitors, we may not be able to realize and maintain these advantages. These advantages include our worldwide market leadership positions; our global brand and reputation; our track record of technological innovation; our comprehensive, high-quality solution offering; our global sales and service offering; our large installed base of weighing instruments; and the fact that our revenue base is diversified by geographic region, product range and customer. To remain competitive, we must continue to invest in research and development, sales and marketing and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments or that we will be successful in identifying, developing and maintaining any competitive advantages.

     We believe that the principal competitive factors in developed markets for purchasing decisions are the product itself, application support, service support and price. In emerging markets, where there is greater demand for less sophisticated products, price is a more important factor than in developed markets. Competition in the U.S. laboratory market is also influenced by the presence of large distributors that sell not only our products but those of our competitors as well.

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

         Investor Relations
         Mettler-Toledo International Inc.
         1900 Polaris Parkway
         Columbus, OH 43240
         U.S.A.
         Phone: +1 614 438 4748
         Fax: +1 614 438 4646
         E-mail: mary.finnegan@mt.com

Item 2.   PROPERTIES

     The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. Our Greifensee, Switzerland facility also serves as our worldwide headquarters and our Columbus, Ohio, facility serves as our North American headquarters. We believe our facilities are adequate for our current and reasonably anticipated future needs.


LOCATION                                        OWNED/LEASED                               BUSINESS SEGMENT
--------                                        ------------                               ----------------
Europe:
   Greifensee/Nanikon, Switzerland.....           Owned                        Swiss R&D and Manufacturing Operations
   Uznach, Switzerland.................           Owned                        Swiss R&D and Manufacturing Operations
   Urdorf, Switzerland.................           Owned                        Swiss R&D and Manufacturing Operations
   Schwerzenbach, Switzerland..........           Leased                       Swiss R&D and Manufacturing Operations
   Albstadt, Germany...................           Owned                        Principal Central European Operations
   Giessen, Germany....................           Owned                        Principal Central European Operations
   Manchester, England.................           Leased                          Other Western European Operations
   Oslo, Norway........................           Leased                          Other Western European Operations

Americas:
   Columbus, Ohio......................           Leased                              Principal U.S. Operations
   Worthington, Ohio...................           Owned                               Principal U.S. Operations
   Oakland, California ................           Leased                              Principal U.S. Operations
   Ithaca, New York....................           Owned                               Principal U.S. Operations
   Woburn, Massachusetts...............           Leased                              Principal U.S. Operations
   Tampa, Florida......................           Leased                                        Other

Other:
   Shanghai, China.....................     Building Owned; Land Leased                         Asia
   Changzhou, China (two facilities)...    Buildings Owned; Land Leased                         Asia


Item 3.   LEGAL PROCEEDINGS

     Routine litigation is incidental to our business. Nevertheless, we are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

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

                                                 COMMON STOCK
                                                 PRICE RANGE
                                                 -----------
                                             HIGH             LOW
                                             ----             ---
2003
    Fourth Quarter                        $42.73            $36.06
    Third Quarter                         $39.75            $34.60
    Second Quarter                        $38.00            $29.82
    First Quarter                         $34.12            $28.90

2002
    Fourth Quarter                        $37.04            $25.41
    Third Quarter                         $36.87            $24.85
    Second Quarter                        $45.74            $35.65
    First Quarter                         $51.85            $42.80



HOLDERS

     At March 8th, 2004 there were 208 holders of record of common stock and 44,497,811 shares of common stock outstanding. The number of holders of record excludes beneficial owners of common stock held in street name.


DIVIDEND POLICY

     Historically we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                        EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2003

                                                                                  Number of securities remaining
                                Number of securities to      Weighted-average      available for future issuance
                                be issued upon exercise      exercise price of       under equity compensation
                                of outstanding options,    outstanding options,     plans (excluding securities
Plan Category                     warrants and rights       warrants and rights      reflected in column (a))
                                          (a)                       (b)                         (c)

Equity compensation plans
approved by security holders           5,621,976                  $29.61                      388,598

Equity compensation plans
not approved by security
holders                                        -                       -                            -
                                       ---------                  ------                      -------
Total                                  5,621,976                  $29.61                      388,598
                                       =========                  ======                      =======



     We do not have any equity compensation plans that have not been approved by our shareholders that are required to be disclosed in this annual report on Form 10-K or our proxy statement.

     Further details in relation to our stock option plan are given in Note 12 to the audited consolidated financial statements included herein.

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

                                        2003 (a)     2002 (a)    2001 (a)       2000        1999
STATEMENT OF OPERATIONS DATA:
  Net sales..........................$1,304,431   $1,213,707  $1,148,022   $1,095,547   $1,065,473
  Cost of sales......................   686,255      645,970     619,140      600,185      585,007 (b)
                                     ----------   ----------  ----------   ----------   ----------
  Gross profit.......................   618,176      567,737     528,882      495,362     480,466
  Research and development...........    78,003       70,625      64,627       56,334      57,393
  Selling, general and administrative   372,822      331,959     299,191      296,187     300,389
  Amortization (c)...................    11,724        9,332      14,114       11,564      10,359
  Interest expense...................    14,153       17,209      17,162       20,034      21,980
  Other charges, net (d).............     4,563       28,202      15,354        2,614      10,468
                                     ----------   ----------  ----------   ----------   ----------
  Earnings before taxes and minority
    interest.........................   136,911      110,410     118,434      108,629      79,877
  Provision for taxes ...............    41,073        9,989(e)   46,170       38,510      31,398
  Minority interest..................         -            -           -            -         378
                                     ----------   ----------  ----------   ----------   ----------
  Net earnings (f)...................  $ 95,838     $100,421    $ 72,264     $ 70,119    $ 48,101
                                     ==========   ==========  ==========   ==========   =========

  Basic earnings per common share:
   Net earnings .....................  $   2.15     $   2.27    $   1.78     $   1.80    $   1.25

   Weighted average number of common
    shares...........................44,473,913   44,280,605  40,609,716   38,897,879   38,518,084

  Diluted earnings per common share:
    Net earnings ....................  $   2.11     $   2.21    $   1.68     $   1.66    $   1.16

   Weighted average number of common
    shares...........................45,508,847   45,370,053  42,978,895   42,141,548   41,295,757
BALANCE SHEET DATA :
  Cash and cash equivalents..........  $ 45,116     $ 31,427    $ 27,721    $  21,725    $  17,179
  Working capital (g)................   150,789      127,214     106,689      103,021       81,470
  Total assets....................... 1,387,276    1,303,393   1,189,412      887,582      820,973
  Long-term debt.....................   223,239      262,093     309,479      237,807      249,721
  Other non-current liabilities (h)..   135,613      133,600     119,109       95,843      100,334
  Shareholders' equity...............   653,996      502,386     388,184      178,840      112,015


(a)  Includes the results of the Rainin acquisition from November 2001.
(b) In connection with acquisitions in 1999, including the acquisition of the Testut-Lutrana group, we allocated $998 of the purchase price to revalue certain inventories (principally work-in-progress and finished goods) to fair value (net realizable value). Substantially all such inventories were sold during the second quarter of 1999.
(c) Includes goodwill amortization of $10,054, $8,844 and $8,640 in 2001, 2000 and 1999 respectively. Beginning in 2002, the Company ceased amortization of goodwill as required by U.S. GAAP.
(d) Other charges, net consists primarily of charges related to the Company's restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. The 2003 amount includes a charge of $5,444 related to the final union settlement on the closure of our French manufacturing facility. The 2002 and 2001 amounts also include charges of $28,661 and $15,196 respectively, primarily related to headcount reductions and manufacturing transfers. The 2000 amount includes a charge of $1,425 related to the close-down and consolidation of operations. The 1999 amount includes a gain on an asset sale of approximately $3,100, a charge of $8,007 to transfer production lines from the Americas to China and Europe and the closure of facilities and losses of approximately $4,100 in connection with the exit from our glass batching business based in Belgium. For the year ended December 31, 1999, the amount shown also includes $825 of expenses incurred on behalf of certain selling shareholders in connection with secondary offerings.
(e) The provision for taxes for 2002 includes a benefit of $23,135 related to the completion of a tax restructuring program and related tax audits.
(f) No dividends were paid during the five-year period ended December 31, 2003.
(g) Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.
(h) Other non-current liabilities consists of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 13 to the audited consolidated financial statements included herein.


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

     Net sales in local currencies were flat in 2003, compared to an increase of 3% in 2002. As discussed in "Acquisition of Rainin Instrument" below, 2002 includes the benefit of the Rainin acquisition. During 2003, we continued to face a challenging world economy and political environment with conditions generally strong in Asia, improving in the United States but remaining weak in Europe.

     Specifically, we were affected by the unexpected softness in our biotech and pharmaceutical ("Biopharma") end user markets, particularly in our higher price point drug discovery product line. Biopharma firms are facing short-term pressures such as new drug approval activity, heightened price regulation and industry consolidation. However, we believe that the long-term fundamentals of this market are strong, as demonstrated by 12% compound annual growth rate in research and development spending over the last 30 years. An aging world population with more discretionary healthcare spending capacity drives the need for Biopharma companies to improve both scale and productivity in new drug research and development, which often requires products that mitigate bottlenecks in chemistry-oriented solutions, which Mettler-Toledo can provide.

     In our industrial markets, there is an accelerating trend of multinational companies investing in production in China to take advantage of cost savings. Although this provides a significant opportunity for our China operations, this manufacturing shift has a negative impact on our industrial related businesses in the U.S. and Europe.

     In our retail end markets, spending patterns continued to be suppressed in Europe after the significant euro conversion related investments by customers in 2001 and weak consumer confidence in major European economies. In our U.S. retail business, results were down relative to strong 2002 project activity.

     In spite of these external challenges, we continued to build for the future by investing in strong new marketing programs to further penetrate our markets and leading customers, turning our record R&D investments into new product launches, growing our Chinese operations into our third largest global market, expanding our unique services offering and improving our cost structure.

     Looking forward to 2004, we anticipate a gradual improvement in our customers' spending patterns. In Asia we expect further strong economic growth, and in the U.S. we expect the economic improvements experienced over the last several months to continue. We remain concerned however about Europe, where the major economies face low consumer confidence, a strong euro and lack of structural government reforms.

     In terms of our key earnings growth drivers for 2004, we expect to benefit from the introduction of new products. This follows our significant investment in research and development over the last few years, particularly in respect of our industrial and laboratory end markets. We also expect continued growth opportunities for most of our product lines in China, as our global customers develop in this region, and as we expand our geographic sales and service coverage. We also anticipate further sales growth in our service business as we continue to extend our regulatory and compliance service offerings. Finally, we expect to generate a further $4 million incremental savings from our cost reduction programs in 2004.

     More generally, we believe our sales growth over the next several years will come primarily from our solutions approach to the principal challenges facing our customer base. These include the need for increased efficiency (for example, in accelerating time to market for new products, achieving better yields, improving work processes and outsourcing non-core activities), the desire to integrate information captured by instruments into management information systems, the drive for ever higher quality of our customers' products and services, including the need to adhere to stringent regulatory and industry standards, and the move towards globalization in all major customer groups.

     Acquisitions are also an integral part of our growth strategy. Our acquisitions leverage our global sales and service network, respected brand name, extensive distribution channels and technological leadership. We are particularly attracted to acquisitions that leverage these attributes or increase our solutions capability. In addition, we continue to focus on the following end markets: drug discovery; process analytics; food and drug packaging; and transportation and logistics.

NON-GAAP FINANCIAL MEASURES

     We supplement our U.S. GAAP results with non-GAAP financial measures. The principal non-GAAP financial measure we use is Adjusted Operating Income. We define Adjusted Operating Income as gross profit less research and development, selling general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes. The most directly comparable U.S. GAAP financial measure is net earnings.

     We believe that Adjusted Operating Income is important supplemental information for investors. Adjusted Operating Income is used internally as the principal profit measurement by our segments in their reporting to management. We use this measure because it excludes amortization, interest, other charges and taxes, which are not allocated to the segments.

     On a consolidated basis, we also believe Adjusted Operating Income is an important supplemental method of measuring profitability. It is used internally by senior management for measuring profitability, setting performance targets for managers and has historically been used as one of the means of publicly providing guidance on possible future results. We also believe that Adjusted Operating Income is an important performance measure because it provides a measure of comparability to other companies with different capital or legal structures which accordingly may be subject to disparate interest rates and effective tax rates, and to companies which may incur different amortization expenses or impairment charges related to intangible assets.

     Adjusted Operating Income is used in addition to and in conjunction with results presented in accordance with U.S. GAAP. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of our performance because of the following limitations.

Limitations of our non-GAAP measure, Adjusted Operating Income

Our non-GAAP measure, Adjusted Operating Income, has certain material limitations as follows:

o It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore any measure that excludes interest expense has material limitations;

o It does not include taxes. Because payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations;

o It excludes amortization expense and other charges. Because these items are recurring, any measure that excludes them has material limitations.

     Adjusted Operating Income should not be relied upon to the exclusion of U.S. GAAP financial measures, but reflects an additional measure of comparability and means of viewing aspects of our operations that, when viewed together with our U.S. GAAP results and the accompanying reconciliation to net earnings, provides a more complete understanding of factors and trends affecting our business.

     Because Adjusted Operating Income is not standardized, it may not be possible to compare with other companies' non-GAAP financial measures having the same or a similar name. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

     Our Adjusted Operating Income increased from $149.9 million in 2001 to $161.9 million in 2003. This performance was achieved while we continued to invest in product development and in our distribution and manufacturing infrastructure. Adjusted Operating Income includes restructuring charges of $15.2 million in 2001, $28.7 million in 2002 and $5.4 million in 2003. These charges are described more fully below. A reconciliation of Adjusted Operating Income to net earnings for 2001 to 2003 is included in "Results of Operations" below.

ACQUISITION OF RAININ INSTRUMENT

     In November 2001, we acquired Rainin Instrument, based in California, USA. Rainin is a leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications. Rainin has a market leadership position in North America, a truly differentiating technology and a broad patent portfolio in areas like electronic pipetting, ergonomic designs for pipettes and tip designs. This acquisition further broadens our offering of instruments and solutions to the life sciences market and positions us to bring greater value to our customers. Assuming we acquired Rainin as of the beginning of 2001, the acquisition would have added sales of approximately $65 million, Adjusted Operating Income of approximately $20 million, and diluted earnings per share of negative $0.01 for 2001 on a pro forma basis.

COST REDUCTION PROGRAMS

     In 2001, we recorded a restructuring charge of $15.2 million ($14.6 million after tax) associated primarily with headcount reductions and manufacturing transfers. This charge comprised primarily severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets.

     As further described in Note 15 to our audited consolidated financial statements, during the three months ended June 30, 2002 we recorded a restructuring charge of $28.7 million ($20.1 million after tax) which comprised severance, asset write-downs and other exit costs, primarily related to headcount reductions and manufacturing transfers. As a result of these actions, we expect to eliminate approximately $18 million of costs from the business. We estimate that approximately $6 million of these savings were realized in 2002, $8 million in 2003, and a further $4 million is expected in 2004.

     As noted in previous filings, in accordance with U.S. GAAP, the charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, we recorded a restructuring charge of $5.4 million ($3.8 million after tax), related to the final union settlement on the closure of this facility. This charge comprises the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003.

     We assess our accrual for restructuring activities on an ongoing basis. During the three months ended September 30, 2003, we recorded a reduction in the restructuring accrual of $0.96 million, included within Other charges (income), net, as a result of lower employee-related charges than originally anticipated. Also, a restructuring charge of $1.4 million was recorded during the three months ended September 30, 2003, related to an extension of manufacturing consolidation activities. This charge comprised severance of $1.0 million, included within Other charges (income), net, and inventory write-downs of $0.4 million, included within Cost of sales.

     The Company's aforementioned restructuring programs and related accruals were substantially completed at December 31, 2003.

RESULTS OF OPERATIONS

     The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 (amounts in thousands).


                                                       2003            2002            2001
                                                       ----            ----            ----
Net sales.................................          $1,304,431     $1,213,707      $1,148,022
Cost of sales.............................             686,255        645,970         619,140
                                                    ----------     ----------      ----------
Gross profit..............................             618,176        567,737         528,882
Research and development..................              78,003         70,625          64,627
Selling, general and administrative.......             372,822        331,959         299,191
Amortization..............................              11,724          9,332          14,114
Interest expense..........................              14,153         17,209          17,162
Other charges, net (a)....................               4,563         28,202          15,354
                                                    ----------     ----------      ----------
Earnings before taxes.....................          $  136,911     $  110,410      $  118,434
                                                    ----------     ----------      ----------

Net earnings..............................          $   95,838     $  100,421      $   72,264
                                                    ==========     ==========      ==========
Adjusted Operating Income (after
 restructuring charges)(b)................          $  161,907     $  136,492      $  149,868
                                                    ==========     ==========      ==========

     A reconciliation of Adjusted Operating Income to net earnings for the years ended December 31 follows:


                                                        2003            2002           2001
                                                        ----            ----           ----
Adjusted Operating Income (after restructuring
  charges) (b)....................................    $161,907        $136,492       $149,868
Amortization......................................      11,724           9,332         14,114
Interest expense..................................      14,153          17,209         17,162
Other charges, net (excluding restructuring
  charges)........................................        (881)           (459)           158
Provision for taxes...............................      41,073           9,989         46,170
                                                      --------        --------       --------
Net earnings......................................    $ 95,838        $100,421       $ 72,264
                                                      ========        ========       ========

(a) Other charges, net consists primarily of charges related to our restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. The 2003, 2002 and 2001 amounts include restructuring charges of $5,444, $28,661 and $15,196 respectively, related primarily to headcount reductions and manufacturing transfers.

(b) See "Non-GAAP Financial Measures" above. Adjusted Operating Income is defined as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges. Restructuring charges that have been included are the costs set forth in Note (a) above.


RESULTS OF OPERATIONS - CONSOLIDATED

     Net sales

     Net sales were $1,304.4 million for the year ended December 31, 2003, compared to $1,213.7 million in 2002 and $1,148.0 million in 2001. In local currencies, this represents flat sales for 2003 and an increase of 3% in 2002. The fluctuation of the U.S. dollar versus our major trading currencies increased U.S. dollar-reported sales growth in 2003 and 2002. Net sales in U.S. dollars increased 7% in 2003, and 6% in 2002.

     2003 sales were affected by the unexpected softness in our Biopharma end user market, particularly in our higher price point drug discovery product line. Spending patterns in our retail end markets continued to be suppressed in Europe after the significant euro conversion related investments by customers in 2001 and down in the U.S. relative to strong 2002 project activity. These trends were partially mitigated by solid results in our industrial markets, particularly for packaging, and transportation and logistics products.

     As discussed in "Acquisition of Rainin Instrument" above, results for 2002 include the benefit of the Rainin acquisition. However, we also experienced a sharp decline in sales of our European retail products in 2002, as a result of the euro conversion related investments by customers in 2001. Excluding the impact of European retail products in both 2002 and 2001, consolidated local currency sales growth would be 9% in 2002. A discussion of sales by operating segment is included below.

     As described in Note 17 to our consolidated financial statements, our net sales comprise product sales of precision instruments, and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which is provided under contracts, as well as sales of spare parts.

     Net sales of products declined 1% in local currencies in 2003 and increased 2% in 2002, whereas service revenue (including spare parts) increased 3% and 8% in 2003 and 2002 respectively. The higher service growth was generated by our consultative based value-added services approach, including the provision of instrument qualification and asset management services and training, rather than via increased sales of spare parts.

     Gross profit

     Gross profit as a percentage of net sales was 47.4% for 2003, compared to 46.8% for 2002 and 46.1% for 2001. Improvements in the margin over the two year period reflect the benefits from our cost rationalization and product transfer initiatives, partially offset by adverse currency impacts. On a constant currency basis relative to the prior year, gross margin as a percentage of net sales was 47.8% for 2003.

     Gross profit as a percentage of net sales for products was 50.9% for 2003, compared to 50.8% for 2002 and 49.9% for 2001. These improvements also reflect the benefits from our cost rationalization initiatives, offset by adverse currency impacts. On a constant currency basis relative to the prior year, product gross margin as a percentage of net sales was 51.4% for 2003.

     Gross profit as a percentage of net sales for services (including spare parts) was 35.1% for 2003, compared to 32.0% for 2002 and 31.3% for 2001. The increase in the margin over the two years reflects the expansion of higher margin regulatory compliance service sales and improved productivity. On a constant currency basis relative to the prior year, service gross margin as a percentage of net sales was 34.9% for 2003.

     Research and development and selling, general and administrative expenses

     Research and development expenses as a percentage of net sales was 6.0% for 2003, compared to 5.8% for 2002 and 5.6% in 2001. In local currencies, research and development expenses increased 2% in 2003 and 5% in 2002 compared to the previous year. The increase in 2003 is principally due to investments in our new laboratory, and transportation and logistics products.

     Selling, general and administrative expenses as a percentage of net sales increased to 28.6% for 2003, compared to 27.4% for 2002 and 26.1% for 2001. In local currencies, and adjusting for acquisitions, selling, general and administrative expenses increased 3% in 2003 and 2% in 2002. The increase in 2003 is principally due to higher medical plan costs in the U.S. and higher marketing costs related to the roll-out of our new laboratory products.

     Other charges (income), net

     Other charges (income), net were $4.6 million in 2003, compared to $28.2 million in 2002 and $15.4 million in 2001. The 2003, 2002 and 2001 amounts include the restructuring charges of $5.4 million ($3.8 million after tax), $28.7 million ($20.1 million after tax) and $15.2 million ($14.6 million after tax), comprising severance, asset write-downs and other exit costs primarily related to headcount reductions and manufacturing transfers, described more fully in "Cost Reduction Programs" above.

     Interest expense and taxes

     Interest expense was $14.2 million for 2003, compared to $17.2 million for both 2002 and 2001. The decrease in 2003 is principally due to reduced borrowing rates and lower average borrowings over the year. In 2002, reduced interest rates were offset by higher average borrowings used to fund the Rainin acquisition.

     The provision for taxes is based upon our effective tax rate for the related periods. This rate was 30% for 2003, 9% for 2002 and 39% for 2001. The reduction from 39% to 30% reflects the effects of a restructuring of our European operations and other tax initiatives. In addition, during the three months ended June 30, 2002 we recorded a one-time tax gain of $23.1 million related to the completion of a tax reorganization program and related tax audits.

     During the fourth quarter of 2002, we began a program of repatriating foreign subsidiary earnings to the United States in a tax efficient manner. This program resulted in a repatriation of $85 million of foreign earnings during 2002 and a further $100 million in 2003. In addition, this program will result in the repatriation of $80 million of foreign earnings over the next few years. The 2002 repatriation of $85 million created additional U.S. taxable income resulting in the utilization of certain historical tax attributes related to our U.S. operations and release of the related U.S. federal deferred tax valuation allowance. The 2003 repatriation of $100 million also utilized certain historical U.S. tax attributes. The tax effects related to the future repatriation of $80 million are also accrued.

     Earnings before taxes and net earnings

     Earnings before taxes were $136.9 million for 2003, compared to $110.4 million in 2002 and $118.4 million in 2001. Net earnings were $95.8 million for 2003, compared to $100.4 million in 2002 and $72.3 million in 2001.

     These results include the restructuring charge of $5.4 million ($3.8 million after tax) in 2003, the restructuring charge of $28.7 million ($20.1 million after tax) and the one-time tax gain of $23.1 million in 2002, and the restructuring charge of $15.2 million ($14.6 million after tax) in 2001.

     Supplemental data: Adjusted Operating Income

     See "Non-GAAP Financial Measures" above. Adjusted Operating Income (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges) increased to $161.9 million, or 12.4% of net sales, for 2003, compared to $136.5 million, or 11.2% of net sales in 2002 and $149.9 million, or 13.1% of net sales in 2001. Adjusted Operating Income includes restructuring charges of $5.4 million in 2003, $28.7 million in 2002 and $15.2 million in 2001.

     In 2003, Adjusted Operating Income increased primarily as a result of the lower restructuring charge relative to 2002. The related benefits of our cost rationalization and product transfer initiatives and strong sales and manufacturing productivity improvements in China were offset by higher research and development costs and selling costs principally related to investments in new products, as well as higher medical plan costs in the U.S. In 2002, Adjusted Operating Income decreased primarily due to recording a higher restructuring charge relative to 2001 and the aforementioned volume impact on European retail following the euro conversion related investments by customers in 2001, partially offset by the benefit of the Rainin acquisition. A discussion of Adjusted Operating Income by operating segment is included below.

RESULTS OF OPERATIONS - BY OPERATING SEGMENT

     Principal U.S. Operations

     Net sales to external customers in our Principal U.S. Operations segment decreased 3% in 2003, compared to an increase of 22% in 2002. Although not as significant as in Europe, we experienced slightly lower sales in our laboratory business in the U.S. in 2003, due to reduced spending in our Biopharma end market. In addition, retail sales declined relative to strong project activity in 2002. These trends were partially offset by increased sales of packaging products. The increase in 2002 is principally due to the Rainin acquisition. Approximately 86% of Rainin's operations were based in the Americas in 2002.

     Adjusted Operating Income increased $11.5 million in our Principal U.S. Operations in 2003, compared to an increase of $32.0 million in 2002. The increase in 2003 is due primarily to the restructuring charge recorded in 2002, of which $11.8 million relates to this segment. Adjusted Operating Income in 2003 was also impacted by lower sales of laboratory and food retailing products, combined with higher medical plan costs relative to 2002, partially offset by the impact of increased sales of packaging products and improved service profitability. The increase in 2002 is due primarily to the Rainin acquisition and improvements in service profitability partially offset by the impact of restructuring charges of $11.8 million in 2002 and $6.0 million in 2001.

     Other Western European Operations (including France, U.K., Italy and
Spain)

     Net sales in local currencies to external customers in our Other Western European Operations segment decreased 1% in 2003, compared to a decrease of 7% in 2002. The reduced sales in 2003 were principally due to lower spending in our Biopharma and retail end markets. These trends were partially mitigated by solid results for packaging and transportation and logistics products. Our European sales trends in 2002 were primarily the result of the decline in sales of our European retail products following the significant euro conversion related investments by customers in 2001.

     Adjusted Operating Income increased $14.8 million in our Other Western European Operations segment in 2003, compared to a decrease of $22.9 million in 2002. The increase in 2003 is principally the result of a lower restructuring charge of $4.4 million recorded in 2003, compared to $11.4 million recorded in 2002. 2003 also benefited from the related benefits of our cost rationalization and product transfer initiatives, partially offset by the impact of declines in sales of laboratory and retail products. The decrease in 2002 was principally due to the aforementioned volume impact on European retail following the euro related investments by customers in 2001, as well as the impact of the restructuring charges of $11.4 million in 2002 and $0.9 million in 2001.

     Principal Central European Operations (including Germany)

     Net sales in local currencies to external customers in our Principal Central European Operations segment decreased 4% in 2003, compared to a decrease of 20% in 2002. Similar to our Other Western European Operations segment, the decline in 2003 was principally due to weakness in our laboratory and retail end markets, partially offset by solid results for packaging and transportation and logistics products. The decline in 2002 was principally due to a reduction in post-euro conversion retail sales.

     Adjusted Operating Income increased $7.1 million in our Principal Central European Operations segment in 2003, compared to a decrease of $16.8 million in 2002. The increase in 2003 is principally the result of the lower restructuring charge recorded in 2002, of which $2.8 million relates to this segment, and the related benefits from our cost rationalization and product transfer initiatives, partially offset by the impact of declines in sales of laboratory and retail products, while 2002 suffered from the aforementioned volume impact on European retail.

     Swiss R&D and Manufacturing Operations

     Net sales in local currencies to external customers in our Swiss R&D and Manufacturing Operations segment decreased 13% in 2003, compared to a decrease of 11% in 2002. These declines are principally the result of reduced sales in our laboratory markets.

     Adjusted Operating Income decreased $7.2 million in our Swiss R&D and Manufacturing Operations segment in 2003, compared to a decrease of $9.8 million in 2002. These declines were principally as a result of lower sales in our laboratory markets, and increased research and development costs in both years, as well as higher marketing costs in 2003 related to our new laboratory product launches.

     Asia

     As disclosed in Note 17 to the consolidated financial statements, continued growth resulted in the Company's reporting units in Asia exceeding the quantitative threshold for disclosure as a separate operating segment during the three months ended December 31, 2003.

     Net sales in local currencies to external customers in Asia increased 21% in 2003, compared to an increase of 11% in 2002. These results reflect strong sales performance in China for most of our product lines, partially offset by declines in Japan. As well as expanding our manufacturing capacity in China, we have also significantly increased our local sales and service resources in Asia. For example, our headcount in Asia increased by 19% to 1,383 in 2003. Selling, general and administrative expenses increased 18% in local currencies in Asia in 2003, reflecting the additional investment in this region and the strong sales performance.

     Adjusted Operating Income increased $8.6 million in Asia in 2003, compared to an increase of $4.1 million in 2002, principally due to stronger sales and improved manufacturing productivity in China, partially offset by declines, primarily in Japan.

     Other

     Net sales in local currencies to external customers in our Other operating segment increased 3% in 2003, compared to an increase of 5% in 2002. These results reflect modest sales growth in countries such as Russia and Australia, and in Eastern Europe, partially offset by a decline in sales of our drug discovery products.

     Adjusted Operating Income increased $5.0 million in our Other operating segment in 2003, compared to a decrease of $0.3 million in 2002. These results reflect the impact of restructuring charges, offset by the impact of declines in sales of our drug discovery products. In addition, 2002 was also negatively affected by the economic downturn in Latin America.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting debt service commitments. Currently, our liquidity needs arise primarily from: working capital requirements; capital expenditures; and acquisitions.

     Cash provided by operating activities totaled $117.2 million in 2003, compared to $115.4 million in 2002 and $101.6 million in 2001. The increase in 2003 resulted principally from improved management of operating assets and liabilities, partially offset by higher restructuring and tax payments. Included in 2003 cash provided by operating activities are voluntary incremental pension contributions of $10.0 million to the U.S. pension plan and $7.1 million to the U.K. pension plan. Included in 2002 cash provided by operating activities is a voluntary contribution of $19.0 million to the U.S. pension plan. In 2004, similar to previous years, we expect to make normal employer pension contributions of $11.4 million. Cash provided by operating activities also includes payments for restructuring and certain acquisition integration activities. These amounts totaled $16.8 million, $11.1 million and $10.7 million in 2003, 2002 and 2001, respectively.

     During 2003, we spent approximately $4.5 million on acquisitions, including additional consideration related to earn-out periods associated with acquisitions consummated in prior years. The cash portions of these purchases were funded from cash generated from operations and additional borrowings. We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, the terms of certain of our acquisitions in 2003 and earlier years provide for possible additional earn-out payments of up to $1.0 million.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $27.2 million in 2003, $33.2 million in 2002 and $33.2 million in 2001. Capital expenditures in 2003 include spending of $2.4 million associated with our new facility in China and in 2002 include spending of $8.3 million associated with Rainin's new facility in California. We expect capital expenditures in 2004 to be slightly above 2003. We also expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

       November 2003 refinancing

     On November 12, 2003, we closed a new five-year $300 million credit facility ("the $300 million Credit Facility" or "the Credit Facility") and completed the issuance of $150 million seven-year Senior Notes. The proceeds from this refinancing were immediately used to repay all of the borrowings under our former credit agreement, which was then terminated.

     Credit Facility Agreement

     The $300 million Credit Facility is provided by a group of financial institutions and has a bullet maturity in November 2008. It is not subject to any scheduled principal payments. Borrowings under the $300 million Credit Facility bear interest at current market rates plus a margin which is based on our senior unsecured credit ratings (currently "BBB" by Standard & Poor's and "Baa3" by Moody's), and is currently set at LIBOR plus 0.6%. We must also pay utilization and facility fees that are tied to our credit ratings. The $300 million Credit Facility contains covenants including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. The new facility also places certain limitations on us including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the $300 million Credit Facility has several events of default including upon a change of control. The Credit Facility is unsecured.

     Senior Notes

     In November 2003, we issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010 ("the Senior Notes"). The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes.

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

     At December 31, 2003, our consolidated debt, net of cash of $45.1 million, was $196.4 million. In addition to the Senior Notes, we had borrowings of $73.1 million under our Credit Facility and $18.3 million under various other local arrangements. Also at December 31, 2003, we had $218.6 million of availability remaining under the Credit Facility.

     At December 31, 2003, approximately $49.4 million of the borrowings under the Credit Facility and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the Credit Facility and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $42.0 million. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

     At December 31, 2003, we are in compliance with all covenants set forth in our Credit Facility and Senior Notes agreements. In addition, we do not have any downgrade triggers that would accelerate the maturity dates of our debt.

     We currently believe that cash flow from operating activities, together with liquidity available under our Credit Facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least several years, but there can be no assurance that this will be the case.

     Contractual obligations

     The following summarizes certain of our contractual obligations at December 31, 2003 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments.

                                                                        Payments due by period
                                                                        ----------------------
                                                  Total      Less than 1 year     1-3 years       3-5 years    After 5 years
                                                  -----      ----------------     ---------       ---------    ------------
  Long-term debt (a)                            $ 223,239       $       -        $       -       $  73,080      $ 150,159
  Non-cancelable  operating leases (b)             92,935          19,437           28,322          17,605         27,571
  Purchase obligations (c)                          8,519           6,109            2,410               -              -
                                               ----------       ---------        ---------       ---------     ----------
  Total                                        $  324,693       $  25,546        $  30,732       $  90,685      $ 177,730
                                               ==========       =========        =========       =========     ==========


(a)   As described in Note 10 to the audited consolidated financial statements.
(b)   As described in Note 16 to the audited consolidated financial statements.
(c)   Represents agreements to purchase goods or services that are enforceable and legally binding on the Company.


     We have purchase commitments for materials, supplies, services and fixed assets as part of the normal course of business. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

     Share repurchase program

     On February 5, 2004, we announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. The repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We cannot assure you that we will repurchase shares representing the full value of the program over the two-year period.

OFF-BALANCE SHEET ARRANGEMENTS

     Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses, and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2003, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated, would result in an increase of approximately $4.7 million in the reported U.S. dollar value of the debt.

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

     Our effective tax rates for the years ended December 31, 2003, 2002 and 2001 were approximately 30%, 9% and 39% respectively, as described in "Interest expense and taxes" above.

ENVIRONMENTAL MATTERS

     We are subject to environmental laws and regulations in the jurisdictions in which we operate. We own or lease a number of properties and manufacturing facilities around the world. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations in both the United States and abroad.

     We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our subsidiary, Hi-Speed Checkweigher, is subject to an administrative consent order from the New Jersey Department of Environmental Protection that provides for the remediation of a former manufacturing site in Landing, New Jersey. Under the terms of the stock purchase agreement between GEI International Corporation and the predecessor to Hi-Speed, GEI assumed all responsibility for the administrative consent order and to date has performed and paid for all action it requires. In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that these sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although we believe that we are in substantial compliance with applicable environmental requirements and to date we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could result in a material adverse effect on our financial condition or results of operations.

INFLATION

     Inflation can affect the costs of goods and services that we use. The competitive environment in which we operate limits somewhat our ability to recover higher costs through increased selling prices. Moreover, there may be differences in inflation rates between countries in which we incur the major portion of our costs and other countries in which we sell products, which may limit our ability to recover increased costs. We remain committed to operations in China and Eastern Europe, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on our operating results. However, as our presence in China and Eastern Europe increases, these inflationary conditions could have a greater impact on our operating results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have only limited involvement with derivative financial instruments and do not use them for trading purposes.

     We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses and a portion of our Swiss franc / euro exposure on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar and Swiss franc on these foreign currency-denominated contracts indicates that if the U.S. dollar and Swiss franc uniformly worsened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $4.5 million at December 31, 2003, as compared with $2.9 million at December 31, 2002. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under "Effect of Currency on Results of Operations" above.

     We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The market value of these contracts as at December 31, 2003 and 2002 was $0.4 million and negative $4.4 million, respectively. Based on our agreements outstanding at December 31, 2003, a 100 basis point increase in interest rates would result in a decrease in the net aggregate market value of these instruments of $1.9 million, as compared with an increase of $1.4 million at December 31, 2002. Conversely, a 100 basis point decrease in interest rates would result in a $1.9 million increase in the net aggregate market value of these instruments, as compared with a net reduction of $1.4 million at December 31, 2002. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, inventories, intangible assets, income taxes, revenue and warranty costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements.

Employee benefit plans

     The net periodic pension cost for 2003 and projected benefit obligation as at December 31, 2003 were $3.7 million and $99.8 million respectively for our U.S. pension plans, and $11.1 million and $402.5 million respectively for our international pension plans. The net periodic post-retirement cost for 2003 and projected benefit obligation as at December 31, 2003 for our U.S. post-retirement medical benefit plan were $0.5 million and $29.8 million respectively.

     Pension and post-retirement benefit plan expense and obligations are developed from assumptions in actuarial valuations. These assumptions include the discount rate and expected return on plan assets. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods. While management believes the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our plan obligations and future expense.

     The expected rates of return on the various defined benefit pension plans' assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In April 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2003, the average return on assets assumption was 8.5% for the U.S. plan and 6.1% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $3.4 million after tax.

     The discount rates for defined benefit and post-retirement plans are set by benchmarking against high quality corporate bonds. For 2003, the average discount rate assumption was 6.25% for the U.S. plans and 4.5% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $3.5 million after tax.

     In 2003 and 2002, we made voluntary incremental funding payments of $17.1 million and $19.0 million respectively, to reduce the underfunded status of the U.S. and U.K. pension plans. As a result, we do not expect to make any significant required pension funding payments, other than normal employer contributions, during the next two years. However, if the equity markets do not mirror expected rates of return, in the future, we could be required to make additional cash funding payments or adjust the $43.6 million additional minimum pension liability recorded at December 31, 2003.

     The Company also has employee stock option plans which are accounted for under the intrinsic value recognition and measurement provisions of Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has resulted. Note 12 to the audited consolidated financial statements provides supplemental information, including pro forma earnings and earnings per share, as if the Company had accounted for options based on the fair value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation." That methodology yields an estimate of fair value based in part on a number of management estimates, including future volatility and estimated option lives. Changes in these assumptions could significantly impact the estimated fair value of stock options.

Inventory

     As at December 31, 2003, net inventories were $151.8 million.

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

Goodwill and other intangible assets

     As at December 31, 2003, our consolidated balance sheet included goodwill of $421.9 million and other intangible assets of $126.9 million.

     Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. In preparing the valuation models we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The significant estimates and assumptions within our fair value models include sales growth, controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.

     Our drug discovery reporting unit is sensitive to changes in Biopharma capital spending. As a result of aforementioned trends in this market, drug discovery experienced a double-digit decline in revenue and profitability during 2003. However, the fair value of the Company's drug discovery reporting unit exceeded its carrying value of $29 million as of September 30, 2003 and December 31, 2003. In accordance with the provisions of SFAS 142, the Company will monitor the fair value of this reporting unit closely to determine if the 2004 business plan is being achieved. For example, we will monitor whether the forecasted benefits of our drug discovery cost reduction programs are being realized, including the program of manufacturing site rationalization currently in progress.

     Should any of these estimates or assumptions in the preceding paragraphs not be accurate, or should we incur lower than expected operating performance or cash flows, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite lived intangible assets if the fair value estimate declines below the carrying value.

     Our amortization expense related to intangible assets with finite lives may materially change should our estimates of their useful lives change.

Income taxes

     Income tax expense and deferred tax assets and liabilities reflect management's assessment of actual future taxes to be paid on items reflected in the financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income, equity or goodwill in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     In 2002 and 2003, provisions were made for U.S. income taxes on certain undistributed earnings of non-U.S. subsidiaries as a decision was made to repatriate these earnings rather than permanently reinvest them. If we decide to repatriate an amount of undistributed earnings in excess of those originally planned, we could be subject to additional income tax.

     The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate can be materially affected. Based on pre-tax income of $136.9 million for the year ended December 31, 2003, each increase of $1.4 million in tax expense would increase our effective tax rate by 1%.

Revenue recognition

     Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and accordingly, title transfers upon shipment. For those few countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, Mettler-Toledo does not sell its software products without the related hardware instrument as the software is embedded in the instrument. The Company's typical solution requires no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. Revenues from service contracts are recognized ratably over the contract period.

Warranty

     The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. If we experience claims or significant cost changes in material, freight and vendor charges, our cost of goods sold could be affected.

NEW ACCOUNTING STANDARDS

     See Note 2 to the audited consolidated financial statements.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

     Some of the statements in this annual report and in documents incorporated by reference constitute "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth opportunities in both developed markets and emerging markets, planned research and development efforts, product introductions and innovation, manufacturing capacity, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, research and development expenditures, competitors' product development, expected capital expenditures, future cash sources and requirements, liquidity, impact of taxes, expected compliance with laws, impact of environmental costs, expected cost savings and benefits of completed or future acquisitions, which involve known and unknown risks, uncertainties and other factors that may cause our or our businesses' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Factors affecting our future operating results" in Exhibit 99.1 to this annual report, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

     We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this annual report and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Discussion of this item is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this item are set forth on pages F-1 through F-39 and the related financial schedule is set forth on page S-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 9A.      CONTROLS AND PROCEDURES

     Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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


NAME                                     AGE         POSITION
----                                     ---         --------
Robert F. Spoerry                         48         President, Chief Executive Officer and Chairman
                                                     of the Board of Directors
Dennis W. Braun                           39         Chief Financial Officer
Peter Burker                              58         Head of Human Resources
William P. Donnelly                       42         Head of Packaging Industry
Olivier A. Filliol                        37         Head of Process Analytics
Jean-Lucien Gloor                         51         Head of Information Systems and Logistics
Timothy P. Haynes                         39         Head of Retail
Karl M. Lang                              57         Head of Asia/Pacific
Beat E. Luthi                             42         Head of Laboratory
Urs Widmer                                53         Head of Industrial
Philip Caldwell                           84         Director
John T. Dickson                           58         Director
Philip H.  Geier                          69         Director
John D. Macomber                          76         Director
Hans Ulrich Maerki                        57         Director
George M. Milne                           60         Director
Thomas P. Salice                          44         Director
---------------------------------------------------------------------------------------------------



     Robert F. Spoerry has been President and Chief Executive Officer of the Company since 1993. He served as Head of Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been a Director since October 1996. Mr. Spoerry has been Chairman of the Board of Directors since May 1998.

     Dennis W. Braun has been Chief Financial Officer of the Company since July 2002. From 1986 until joining the Company, he held various positions within the public accounting firm PricewaterhouseCoopers LLP, except for a period between 1996 and 1997 when he obtained his M.B.A. degree from Harvard Business School. From 1999 to March 2002, Mr. Braun was a partner of PricewaterhouseCoopers in its Audit & Business Advisory Services practice.

     Peter Burker has been Head of Human Resources of the Company since 1995. From 1992 to 1994 he was the Company's General Manager in Spain, and from 1989 to 1991 he headed the Company's operations in Italy.

     William P. Donnelly has been Head of Packaging Industry and the company's pipetting business since July 2002. He was Chief Financial Officer of the Company from 1997 to July 2002.

     Olivier A. Filliol has been Head of Process Analytics of the Company since June 1999. From June 1998 to June 1999 he served as General Manager of Hi-Speed Checkweigher Inc., a subsidiary of the Company based in New York. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company working in the Geneva, Paris, London and Sydney offices.

     Jean-Lucien Gloor has been Head of Information Systems and Logistics and Chief Information Officer of the Company since March 2001. From 1999 until joining the Company, he served as Head of Central Server Platforms at Credit Suisse Financial Services. Prior to 1999, he held various senior information systems positions during fifteen years with The Dow Chemical Company.

     Timothy P. Haynes has been Head of Retail of the Company since October 2001. From 1999 to 2001 he served as Business Unit Leader for the Company's Transport, Shipping, Mail and Components business. Prior to joining the Company, he held various management positions at Emerson Electric in their process control and measurement businesses, including from 1997 to 1999 when he served as Vice President of Marketing and Product Development in its Process Analytic Division.

     Karl M. Lang has been Head of Asia/Pacific of the Company since January 2000. From 1994 to January 2000 he served as Head of Laboratory. From 1991 to 1994 he was based in Japan as a representative of senior management with responsibility for expansion of the Asian operations.

     Beat E. Luthi has been Head of Laboratory of the Company since March 2003. From 1998 until returning to the Company, he served as Chief Executive Officer of Feintool International Holding, a Swiss public company. Feintool is a global technology and systems provider in fineblanking / forming and assembly / automation as well as a global supplier of metal and plastic components. From 1990 to 1998 he held various management positions with the Company in Switzerland.

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

     Philip H. Geier has been a Director since July 2001. Mr. Geier was Chairman of the Board and Chief Executive Officer of the Interpublic Group of Companies, Inc. from 1980 to 2000 and was a Director of Interpublic since 1975. Mr. Geier is a Director of AEA Investors LLC, Alcon, Inc., Fiduciary Trust Co. International, Foot Locker, Inc. and Intermedia Advertising Group.

     John D. Macomber has been a Director since October 1996. He has been a principal of JDM Investment Group since 1992. He was Chairman and President of the Export-Import Bank of the United States (an agency of the U.S. Government) from 1989 to 1992. From 1973 to 1986 Mr. Macomber was Chairman and Chief Executive Officer of Celanese Corporation. Prior to that, Mr. Macomber was a Senior Partner of McKinsey & Company. Mr. Macomber is also a Director of AEA Investors LLC, Lehman Brothers Holdings Inc., Mirror Worlds Technology, Sovereign Specialty Chemicals, Inc. and Textron Inc.

     Hans Ulrich Maerki has been a Director since September 2002. Mr. Maerki has been the General Manager of IBM Europe/Middle East/Africa since July 2003 and Chairman since August 2001. He is also a member of the World Wide Management Council of IBM Corporation. From 1996 to July 1991, Mr. Maerki was General Manager of IBM Global Services, Europe/Middle East/Africa. Mr. Maerki has been with IBM in various positions since 1973. Mr. Maerki is also a Director of ABB Ltd.

     George M. Milne, Jr., Ph.D., has been a Director since September 1999. From 1970 to July 2002, Dr. Milne held various management positions with Pfizer Corporation, including most recently Executive Vice President, Pfizer Global Research and Development and President, Worldwide Strategic and Operations Management. Dr. Milne was also a Senior Vice President of Pfizer Inc. and a member of the Pfizer Management Council. He was President of Central Research from 1993 to July 2002 with global responsibility for Pfizer's Human and Veterinary Medicine Research and Development. Dr. Milne is also a Director of Athersys, Inc. and Charles River Laboratories, Inc.

     Thomas P. Salice has been a Director since October 1996. Mr. Salice joined AEA Investors LLC, a private equity firm, in July 1989 and became President and a director in January 1999, Chief Executive Officer in 2000 and Vice Chairman in September 2002. Mr. Salice is also a Director of Agere Systems Inc., Marbo, Inc., Sovereign Specialty Chemicals, Inc. and Waters Corporation. He also serves on the Board of Trustees of Fordham University.

AUDIT COMMITTEE

     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Philip Caldwell, John Macomber (Chair) and Thomas Salice.


AUDIT COMMITTEE FINANCIAL EXPERT

     The Board of Directors has determined that each member of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

CODE OF ETHICS

     The Company has adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer and controller) and employees, known as the Code of Conduct. The Code of Conduct is available on the Company's website at http://www.mt.com under Investor Relations / Corporate Governance. Stockholders may request a free copy of the Code of Conduct from:

         Investor Relations
         Mettler-Toledo International Inc.
         1900 Polaris Parkway
         Columbus, OH 43240
         U.S.A.
         Phone: +1 614 438 4748
         Fax: +1 614 438 4646
         E-mail: mary.finnegan@mt.com

CORPORATE GOVERNANCE GUIDELINES

     The Company has adopted Corporate Governance Guidelines, which are available on the Company's website at http://www.mt.com under Investor Relations / Corporate Governance. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth under "Code of Ethics" above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under "General Information - Compliance with
Section 16(a) Beneficial Ownership Reporting Requirements" in the Proxy Statement for the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), which information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     The information appearing in the sections captioned "Board of Directors Information," "Executive Compensation" and "General Information - Compensation Committee Interlocks and Insider Participation" in the 2004 Proxy Statement is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information appearing in the section "Share Ownership" in the 2004 Proxy Statement is incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information appearing in the sections "Fees Paid to PricewaterhouseCoopers" and "Audit Committee Report" in the 2004 Proxy Statement is hereby incorporated by reference.


                                  PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits Financial Statements and Schedules:

          1.  Financial Statements. See Index to Consolidated
              Financial Statements included on page F-1.

          2. Financial Statement Schedule. See Schedule II, which is included on page S-1.

          3. List of Exhibits. See Index of Exhibits included on page E-1.

     (b)  Reports on Form 8-K:

          Date Filed               Description

          February 5, 2004         Press release  announcing  financial
                                   results for the fourth quarter and full
                                   year ended December 31, 2003

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

                                            Mettler-Toledo International Inc.
                                                   (Registrant)


Date: March 15, 2004                       By: /s/ ROBERT F. SPOERRY
                                               --------------------------------
                                               Robert F. Spoerry
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer

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

           /s/ JOHN D. MACOMBER                           Director
------------------------------------------
             John D. Macomber

         /s/ HANS ULRICH MAERKI                           Director
------------------------------------------
            Hans Ulrich Maerki

                                                          Director
------------------------------------------
             George M. Milne

          /s/ THOMAS P. SALICE                            Director
------------------------------------------
             Thomas P. Salice

EXHIBIT           DESCRIPTION

3.1       Amended and Restated Certificate of Incorporation of the Company
          (1)
3.2       Amended By-laws of the Company, effective February 6, 2003 (12)
4.6 Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (11).

10.10     Credit Agreement, dated as of November 12, 2003 (3)
10.11*    Registration Rights Agreement, dated as of November 12, 2003
10.12*    Indenture, dated as of November 12, 2003
10.20     1997 Amended and Restated Stock Option Plan (4)
10.21     Amendment to the 1997 Amended and Restated Stock Option Plan (5)
10.31 Regulations of the Performance Oriented Bonus System (POBS) - Incentive System for the Management of Mettler Toledo, effective as of November 5, 1998 (6)
10.32 Regulations of the POBS Plus - Incentive Scheme for Senior Management of Mettler Toledo, effective as of March 14, 2000 (7)
10.33 Regulations of the POBS PLUS - Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of March 7, 2000 (7)
10.41 Employment Agreement between Robert Spoerry and Mettler-Toledo AG, dated as of October 30, 1996 (8)
10.42 Indemnification Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated June 6, 2002 (12)
10.43 Employment Agreement between Dennis Braun and Mettler-Toledo International Inc., dated as of June 12, 2002 (2)
10.44 Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997 (1)
10.45 Employment Agreement between Olivier Filliol and Mettler-Toledo GmbH, dated as of May 21, 2001 (9)
10.46 Indemnification Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated June 6, 2002 (12)
10.47 Employment Agreement between Beat Luthi and Mettler-Toledo Inc., dated as of October 31, 2002 (13)
10.48 Indemnification Agreement between Beat Luthi and Mettler-Toledo International Inc., dated March 31, 2003 (13)
10.5 Purchase Agreement among the Company, Mettler-Toledo, Inc. and Rainin Instrument Company, Inc., dated as of October 13, 2001
          (10)

21*       Subsidiaries of the Company
23.1*     Consent of PricewaterhouseCoopers

31.1* Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2* Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*     Factors Affecting our Future Operating Results

---------------------------

(1) Incorporated by reference to the Company's Report on Form 10-K dated March 13, 1998
(2) Incorporated by reference to the Company's Report on Form 10-Q dated August 12, 2002
(3) Incorporated by reference to the Company's Report on Form 10-Q dated November 13, 2003
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-35597)
(5) Incorporated by reference to the Company's Report on Form 10-Q dated August 15, 2000
(6) Incorporated by reference to the Company's Report on Form 10-K dated March 18, 1999
(7) Incorporated by reference to the Company's Report on Form 10-K dated March 24, 2000
(8) Incorporated by reference to the Company's Report on Form 10-K dated March 31, 1997
(9) Incorporated by reference to the Company's Report on Form 10-K dated March 4, 2002
(10) Incorporated by reference to the Company's Report on Form 8-K dated November 28, 2001
(11) Incorporated by reference to the Company's Registration Statement on Form 8-K/A filed on August 29, 2002
(12) Incorporated by reference to the Company's Report on Form 10-K dated March 14, 2003
(13) Incorporated by reference to the Company's Report on Form 10-Q dated August 4, 2003

*        Filed herewith

                     METTLER-TOLEDO INTERNATIONAL INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

Report of Independent Auditors...........................................  F-2

Consolidated Statements of Operations
    for the years ended December 31, 2003, 2002 and 2001.................  F-3

Consolidated Balance Sheets as of December 31, 2003 and 2002.............  F-4

Consolidated Statements of Shareholders' Equity and Comprehensive
    Income (Loss) for the years ended December 31, 2003, 2002 and 2001...  F-5

Consolidated Statements of Cash Flows
    for the years ended December 31, 2003, 2002 and 2001.................  F-6

Notes to the Consolidated Financial Statements at December 31, 2003......  F-7

                       REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and
Shareholders of Mettler-Toledo International Inc.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles, which, as described in Note 1, are generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15
(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, Mettler-Toledo International Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in Note 2 to the consolidated financial statements, on September 30, 2003, Mettler-Toledo International Inc. adopted Emerging Issues Task Force Issue No. 03-4, "Accounting for `Cash Balance' Pension Plans."



PricewaterhouseCoopers AG


Zurich, Switzerland



March 15, 2004


                                                  METTLER-TOLEDO INTERNATIONAL INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   FOR THE YEARS ENDED DECEMBER 31
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   2003              2002              2001
                                                  ------            ------            ------
Net sales
    Products...............................    $ 1,014,722       $   954,081       $   912,664
    Service................................        289,709           259,626           235,358
                                               -----------       -----------       -----------
Total net sales............................      1,304,431         1,213,707         1,148,022
Cost of sales
    Products...............................        498,207           469,453           457,342
    Service................................        188,048           176,517           161,798
                                               -----------       -----------       -----------
Gross profit...............................        618,176           567,737           528,882
Research and development...................         78,003            70,625            64,627
Selling, general and administrative........        372,822           331,959           299,191
Amortization...............................         11,724             9,332            14,114
Interest expense...........................         14,153            17,209            17,162
Other charges, net.........................          4,563            28,202            15,354
                                               -----------       -----------       -----------
    Earnings before taxes.................         136,911           110,410           118,434
Provision for taxes........................         41,073             9,989            46,170
                                               -----------       -----------       -----------
    Net earnings...........................    $    95,838       $   100,421       $    72,264
                                               ===========       ===========       ===========


Basic earnings per common share:
    Net earnings...........................           $2.15            $2.27             $1.78
    Weighted average number of common
    shares.................................      44,473,913       44,280,605        40,609,716

Diluted earnings per common share:
    Net earnings...........................           $2.11            $2.21             $1.68
    Weighted average number of common
    shares.................................      45,508,847       45,370,053        42,978,895


            The accompanying notes are an integral part of these
                     consolidated financial statements.


                                                  METTLER-TOLEDO INTERNATIONAL INC.
                                                     CONSOLIDATED BALANCE SHEETS
                                                          AS OF DECEMBER 31
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                        2003              2002
                                                                                       ------            ------
                                     ASSETS
Current assets:
   Cash and cash equivalents...............................................         $    45,116        $    31,427
   Trade accounts receivable, less allowances of $10,489 in 2003 and
     $10,916 in 2002.......................................................             249,353            231,673
   Inventories, net........................................................             151,764            150,441
   Current deferred tax assets, net........................................              27,644             33,584
   Other current assets and prepaid expenses...............................              31,660             28,602
                                                                                    -----------        -----------
     Total current assets..................................................             505,537            475,727
Property, plant and equipment, net.........................................             231,512            217,754
Goodwill, net of accumulated amortization
   of $45,861 in 2003 and $43,337 in 2002..................................             421,940            408,351
Other intangible assets, net ..............................................             126,874            129,441
Non-current deferred tax assets, net ......................................              40,683             24,346
Other non-current assets ..................................................              60,730             47,774
                                                                                    -----------        -----------
     Total assets..........................................................         $ 1,387,276        $ 1,303,393
                                                                                    ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable.................................................          $    68,243        $    73,072
   Accrued and other liabilities...........................................              97,966            107,527
   Accrued compensation and related items..................................              56,575             47,013
   Deferred service revenue................................................              20,759             18,547
   Taxes payable...........................................................              51,347             66,511
   Current deferred tax liabilities........................................              14,742              4,416
   Short-term borrowings and current maturities of long-term debt.........               18,277             50,578
                                                                                    -----------        -----------
     Total current liabilities.............................................             327,909            367,664
Long-term debt.............................................................             223,239            262,093
Pension and other post-retirement liabilities..............................             131,448            123,438
Non-current deferred taxes.................................................              46,519             37,650
Other non-current liabilities..............................................               4,165             10,162
                                                                                    -----------        -----------
     Total liabilities....................................................              733,280            801,007

Shareholders' equity:
   Preferred stock, $0.01 par value per share; authorized 10,000,000 shares                   -                -
   Common stock, $0.01 par value per share; authorized 125,000,000 shares;
     issued 44,582,017 in 2003 and  44,384,820 in 2002.....................                 446                444
   Additional paid-in capital..............................................             471,628            459,213
   Retained earnings.......................................................             200,216            104,378
   Accumulated other comprehensive loss....................................             (18,294)           (61,649)
                                                                                    -----------        -----------
     Total shareholders' equity ...........................................             653,996            502,386
Commitments and contingencies..............................................                   -                  -
                                                                                    -----------        -----------
     Total liabilities and shareholders' equity ...........................         $ 1,387,276        $ 1,303,393
                                                                                    ===========        ===========

            The accompanying notes are an integral part of these
                    consolidated financial statements.


                                                  METTLER-TOLEDO INTERNATIONAL INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                   AND COMPREHENSIVE INCOME (LOSS)
                                                   FOR THE YEARS ENDED DECEMBER 31
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                       RETAINED        ACCUMULATED
                                               COMMON STOCK           ADDITIONAL       EARNINGS           OTHER
                                          ---------------------        PAID-IN       (ACCUMULATED     COMPREHENSIVE
                                          SHARES          AMOUNT        CAPITAL         DEFICIT)       INCOME (LOSS)      TOTAL
                                        ---------       ---------    -------------  ---------------  -----------------  ---------
Balance at December 31, 2000.......     39,372,873          $393        $294,558        $ (68,307)       $ (47,804)    $ 178,840
Issuance of shares.................      3,388,132            34         144,300                -                -       144,334
Exercise of stock options..........      1,384,737            14          16,826                -                -        16,840
Comprehensive income:
   Net earnings....................              -             -               -           72,264                -        72,264
   Unrealized loss on cash flow
      hedging arrangements.........              -             -               -                -           (1,591)       (1,591)
   Change in currency translation
      adjustment...................              -             -               -                -           (2,494)       (2,494)
   Minimum pension liability
      adjustment...................              -             -               -                -          (20,009)      (20,009)
                                                                                                                       ---------
Comprehensive income...............                                                                                       48,170
                                       -----------         -----       ---------       ----------       ----------    ----------
Balance at December 31, 2001.......     44,145,742          $441        $455,684        $   3,957        $ (71,898)    $ 388,184

Exercise of stock options..........        239,078             3           3,529                -                -         3,532
Comprehensive income:
   Net earnings....................              -             -               -          100,421                -       100,421
   Unrealized loss on cash flow
      hedging arrangements.........              -             -               -                -           (2,805)       (2,805)
   Change in currency translation
      adjustment...................              -             -               -                -           26,933        26,933
   Minimum pension liability
      adjustment (a)...............              -             -               -                -          (13,879)      (13,879)
                                                                                                                       ---------
Comprehensive income...............                                                                                      110,670
                                       -----------         -----       ---------       ----------       ----------    ----------
Balance at December 31, 2002.......     44,384,820          $444        $459,213        $ 104,378        $ (61,649)    $ 502,386

Exercise of stock options..........        197,197             2           3,575                -                -         3,577
Tax benefit resulting from exercise
   of certain employee stock options             -             -           8,840                -                -         8,840
Comprehensive income:
   Net earnings....................              -             -               -           95,838                -        95,838
   Unrealized gain on cash flow
      hedging arrangements.........              -             -               -                -            3,960         3,960
   Change in currency translation
      adjustment...................              -             -               -                -           34,209        34,209
   Minimum pension liability
      adjustment (a)...............              -             -               -                -            5,186         5,186
                                                                                                                       ---------
Comprehensive income...............                                                                                      139,193
                                       -----------         -----       ---------       ----------       ----------    ----------
Balance at December 31, 2003.......     44,582,017          $446        $471,628        $ 200,216        $ (18,294)    $ 653,996
                                       ===========         =====       =========       ==========       ==========     =========


(a) The minimum pension liability adjustments in 2003 and 2002 are net of deferred tax benefits of $8,215 and $6,650, respectively.


            The accompanying notes are an integral part of these
                    consolidated financial statements.


                                                  METTLER-TOLEDO INTERNATIONAL INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED DECEMBER 31
                                                           (IN THOUSANDS)

                                                                      2003                  2002                  2001
                                                                     ------                ------                ------
Cash flows from operating activities:
   Net earnings.............................................    $   95,838            $  100,421            $   72,264
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
      Depreciation........................................          25,086                25,392                22,858
      Amortization........................................          11,724                 9,332                14,114
      Other...............................................              13                 2,950                 1,055
   Increase (decrease) in cash resulting from changes in:
      Trade accounts receivable, net......................           3,516                13,663               (11,502)
      Inventories.........................................           8,773                 7,378                 3,531
      Other current assets................................           1,708                 6,061                   570
      Trade accounts payable..............................          (8,452)                  919               (14,825)
      Taxes payable.......................................         (19,440)              (13,340)               15,937
      Accruals and other liabilities......................          (1,535) (a)          (37,366) (a)           (2,430) (a)
                                                                ----------            ----------            ----------
        Net cash provided by operating activities.........         117,231               115,410               101,572
                                                                ----------            ----------            ----------
Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment....           2,092                 1,995                 3,518
   Purchase of property, plant and equipment..............         (27,152)              (33,157)              (33,228)
   Acquisitions...........................................          (4,450) (b)          (21,305) (b)         (165,471) (b)
                                                                ----------            ----------            ----------
        Net cash used in investing activities.............         (29,510)              (52,467)             (195,181)
                                                                ----------            ----------            ----------
Cash flows from financing activities:
   Proceeds from borrowings...............................         248,726                81,425               188,448
   Repayments of borrowings...............................        (325,946)             (142,609)             (105,062)
   Proceeds from options exercised........................           3,577                 3,532                16,840
   Refinancing fees.......................................          (3,077)                    -                     -
                                                                ----------            ----------            ----------
        Net cash provided by (used in) financing
          activities......................................         (76,720)              (57,652)              100,226
                                                                ----------            ----------            ----------
Effect of exchange rate changes on cash and cash
   equivalents............................................           2,688                (1,585)                 (621)
                                                                ----------            ----------            ----------
Net increase in cash and cash equivalents.................          13,689                 3,706                 5,996
                                                                ----------            ----------            ----------
Cash and cash equivalents:
   Beginning of period....................................          31,427                27,721                21,725
                                                                ----------            ----------            ----------
   End of period..........................................      $   45,116            $   31,427            $   27,721
                                                                ==========            ==========            ==========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest.............................................      $   13,955            $   16,249            $   15,504
     Taxes................................................      $   40,451            $   31,387            $   26,838

Non-cash financing and investing activities:
   Issuance of common stock on acquisitions...............              -                     -             $  144,334



(a) Accruals and other liabilities include payments for restructuring and certain acquisition integration activities of $16.8 million, $11.1 million and $10.7 million in 2003, 2002 and 2001, respectively.

(b) Amounts paid for acquisitions including cash and the issuance of common stock were $4.5 million, $21.3 million and $309.8 million in 2003, 2002 and 2001, respectively.

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

     Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments, and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging, and provides solutions for use in certain process analytics applications. The Company's primary manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China. The Company's principal executive offices are located in Greifensee, Switzerland.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, including its majority owned subsidiaries.

     All intercompany transactions and balances have been eliminated. Investments in which the Company has voting rights between 20% and 50% are accounted for using the equity method of accounting.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


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

     c) Goodwill and Other Intangible Assets

     Effective January 1, 2002, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"), goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections.

     Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable amortization is charged on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of other intangible assets subject to amortization in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), as discussed below.

     Prior to January 1, 2002, goodwill and other intangible assets were amortized on a straight-line basis over the expected period to be benefited.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Accounting for Impairment of Long-Lived Assets

     Effective January 1, 2002, in accordance with SFAS 144, the Company assesses the need to record impairment losses on long-lived assets with finite lives when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset's carrying value, with the loss measured at fair value based on discounted expected cash flows.

     Taxation

     The Company files tax returns in each jurisdiction in which it operates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Revenue Recognition

     Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and accordingly, title transfers upon shipment. For those few countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, Mettler-Toledo does not sell its software products without the related hardware instrument as the software is embedded in the instrument. The Company's typical solution requires no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. Revenues from service contracts are recognized ratably over the contract period.

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

     Earnings per Common Share

     In accordance with the treasury stock method, the Company has included 1,034,934, 1,089,448 and 2,369,179 equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2003, 2002 and 2001, respectively, relating to outstanding stock options.

     Outstanding options to purchase 1,955,938, 1,360,600 and 354,250 shares of common stock for the years ending December 31, 2003, 2002 and 2001, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

     Stock-Based Compensation

     The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plan.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     Derivative Financial Instruments

     The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"), on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The cumulative effect of adopting SFAS 133 as of January 1, 2001 was not material to the Company's consolidated financial statements.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 5, the Company enters into foreign currency forward contracts to economically hedge short-term intercompany transactions with its international businesses and a portion of its Swiss franc / euro exposure. Such contracts limit the Company's exposure to both favorable and unfavorable currency fluctuations. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting changes in fair value being recognized in the appropriate financial statement caption in the income statement consistent with the underlying position.

     The Company also enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized as interest expense over the life of the agreements as incurred. The Company's floating to fixed interest rate swap agreements are generally cash flow hedges, while the fixed to floating interest rate swap agreements are generally fair value hedges. The change in fair value of outstanding interest rate swap agreements that are effective cash flow hedges is included in the Company's consolidated statement of shareholders' equity. The change in fair value of outstanding interest rate swap agreements that are effective as fair value hedges is recognized in earnings as incurred and is offset by the change in fair value of the hedged item.

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

     New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for annual financial statements for fiscal years beginning on or after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     New Accounting Pronouncements - (continued)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets and applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123" ("SFAS 148"). Effective for annual financial statements after December 15, 2002, SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company applied the disclosure provisions of SFAS
148. See Note 12 to the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity and provides additional disclosure guidance. The implementation of FIN 46 did not have a material impact on the Company's consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149, which is to be applied prospectively, is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     New Accounting Pronouncements - (continued)

     In 2003, the Emerging Issues Task Force reached a consensus on Issue No. 03-4, "Accounting for Cash Balance Pension Plans" ("EITF 03-4"). The Company determined that its Swiss cash balance pension plan met the requirements necessitating a change in the method of expense attribution used in its actuarial calculations from the `projected unit credit' method to the `traditional unit credit' method. This required change in methodology resulted in a reduction in the projected benefit obligation of our Swiss cash balance pension plan of $53.3 million, which will be amortized over the expected future service life of Switzerland-based employees, beginning in 2004. See Note 13 to the consolidated financial statements.

     In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension plans and other post-retirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. It does not change the measurement or recognition of those plans. The Company has adopted the provisions of this statement. See
Note 13 to the consolidated financial statements.

     In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act") was signed into law. The Act introduces a prescription drug benefit under Medicare and also provides that a nontaxable federal subsidy will be paid to sponsors of post-retirement benefit plans that provide retirees with a drug benefit that is at least "actuarially equivalent" to the Medicare benefit.
Although the Company sponsors a post-retirement medical benefit plan that provides prescription drugs, as described in Note 15 to the consolidated financial statements, the Company's U.S. retiree medical program was discontinued in 2002 for certain current and all future active employees. As permitted by the FASB Staff Position document issued in January 2004, which acknowledged the issues associated with measuring and recognizing the effects of the Act and federal subsidy at this point in time, the Company elected to defer the accounting for such effects until authoritative guidance is issued.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

3. BUSINESS COMBINATIONS

     During the year ended December 31, 2003, the Company spent approximately $4.5 million on acquisitions and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. Goodwill recognized in connection with these acquisition payments totaled $4.4 million, which is primarily included in the Company's Principal U.S. Operations segment. The Company accounted for the acquisition payments and additional consideration using the purchase method of accounting.

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

     Rainin Acquisition

     In November 2001, the Company acquired Rainin Instrument for approximately $294.2 million. Rainin develops, manufactures and distributes advanced pipettes, tips and accessories, including single- and multi-channel manual and electronic pipettes. As a result of the acquisition the Company became the leading provider of pipetting solutions in North America.

     The aggregate purchase price for Rainin was $294.2 million, including $149.9 million of cash and the issuance of common stock valued at $144.3 million.

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
                                                                     ========

     The identifiable intangible assets include customer relationships of $67.4 million, tradename of $22.4 million, intellectual property license of $19.9 million and technology and patents of $17.4 million. The $148.6 million of goodwill was primarily assigned to the Company's Principal U.S. Operations segment and is expected to be fully deductible for tax purposes. This goodwill and certain intangible assets with indefinite useful lives approximating $42.3 million are not subject to amortization in accordance with U.S. GAAP. The non-indefinite lived identifiable intangible assets are amortized on a straight-line basis over periods ranging from 11 to 45 years.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


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

    Year ended December 31:                                         2001
                                                                   ------
    Net sales:
       As reported........................................      $1,148,022
       Pro forma..........................................       1,212,587
                                                                 =========
    Net earnings:
       As reported........................................         $72,264
       Pro forma..........................................          76,561
                                                                    ======
    Basic earnings per common share:
       As reported........................................         $  1.78
       Pro forma..........................................            1.76
                                                                      ====
    Diluted earnings per common share:
       As reported........................................         $  1.68
       Pro forma..........................................            1.67
                                                                      ====

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

     A reconciliation of the change in goodwill during the years ended December 31, 2003 and 2002 is provided in Note 7 to these consolidated financial statements.

     The terms of certain of our acquisitions in 2003 and earlier years provide for possible additional earn-out payments. Although we do not currently believe we will make any material payments relating to such earn-outs, the maximum amount potentially payable in cash is approximately $1.0 million. Any additional earn-out payments incurred will be treated as additional purchase price and accounted for using the purchase method of accounting.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


4. INVENTORIES, NET

     Inventories, net consisted of the following at December 31:

                                                2003              2002
                                              -------            ------
Raw materials and parts.................... $    71,950      $    73,667
Work-in-progress...........................      32,432           33,683
Finished goods.............................      47,382           43,091
                                            -----------      -----------
                                            $   151,764      $   150,441
                                            ===========      ===========

5. FINANCIAL INSTRUMENTS

     At December 31, 2002, the Company had certain interest rate swap agreements outstanding that fixed the variable interest obligation associated with CHF 50 million of Swiss franc-based debt and $155 million of USD-based debt incurred under the Company's former credit agreement. These agreements had various maturities through 2004. The fixed rates associated with the swap of Swiss franc debt were approximately 3.6%, while the rates associated with the USD were approximately 4.0% plus the Company's normal interest margin. The swaps were effective as cash flow hedges at three-month LIBOR rates. At December 31, 2002, the fair market value of such financial instruments was approximately negative $4.4 million.

     As described in Note 10, on November 12, 2003 the Company closed a new five-year $300 million credit facility and completed the issuance of $150 million seven-year Senior Notes. The proceeds from this refinancing were immediately used to repay all of the Company's borrowings under its former credit agreement, which was then terminated. In connection with this refinancing, on November 4, 2003 the Company unwound the outstanding swap agreements referred to in the preceding paragraph. The resulting loss of $1.0 million was settled in cash and, in accordance with U.S. GAAP, is being charged to interest expense over the original life of the agreements up to May 2004.

     Also in connection with the refinancing, the Company entered into a new interest rate swap agreement, designated as a fair value hedge, which changes the fixed interest obligation associated with $30 million of the Senior Notes into a floating rate. This agreement has a maturity date of November 15, 2010. Under the swap the Company will receive a fixed interest rate of 4.85% (i.e. the same rate as the Senior Notes) and pay interest at a rate of LIBOR plus 0.22%. At December 31, 2003, the fair value of the swap was approximately $0.4 million.

     At December 31, 2003, the Company had outstanding foreign currency forward contracts in the amount of $69.5 million, in order to economically hedge short-term intercompany balances with its foreign businesses and $13.2 million in order to economically hedge a portion of its Swiss franc / euro exposure. These agreements had various maturities through March 2004. The fair value of these contracts was not materially different from the carrying value at December 31, 2003.

     The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company has no reason to believe that such counterparties will not be able to fully satisfy their obligations under these contracts.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

5. FINANCIAL INSTRUMENTS - (CONTINUED)

     The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amount the Company would pay or receive to terminate the agreements at the reporting date, taking into account current creditworthiness of the counterparties.


6. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, consisted of the following at December 31:

                                                        2003            2002
                                                       ------          ------
 Land.............................................    $ 52,119        $ 45,421
 Buildings and leasehold improvements.............     143,755         128,711
 Machinery and equipment..........................     225,307         193,802
 Computer software................................       5,414           4,934
                                                      --------        --------
                                                       426,595         372,868
 Less accumulated depreciation and amortization...    (195,083)       (155,114)
                                                      --------        --------
                                                      $231,512        $217,754
                                                      ========        ========

7. GOODWILL AND OTHER INTANGIBLE ASSETS

     As of January 1, 2002, the Company adopted SFAS 142, effective for fiscal years beginning after December 15, 2001. This statement requires that goodwill and indefinite lived intangible assets no longer be amortized to earnings, but instead be reviewed for impairment upon initial adoption of SFAS 142 and on an annual basis going forward. Other intangible assets with finite lives will continue to be amortized over their useful lives. Under the transition provisions of SFAS 142, we concluded that there was no impairment of goodwill and indefinite lived intangible assets at January 1, 2002.

     We estimate that application of the non-amortization provisions of SFAS 142 would have increased our net earnings for 2001 by $6.5 million, our basic earnings per share by $0.15 and our diluted earnings per share by $0.14, adjusting for additional shares issued in connection with our acquisition of Rainin. The reconciliations of reported net earnings to adjusted net earnings before amortization of goodwill for the years ended December 31 are as follows:


                                                                 2003             2002             2001
                                                                 ----             ----             ----
              Net earnings:
              Reported.................................        $ 95,838         $100,421         $ 72,264
              Goodwill amortization....................               -                -            6,535
                                                               --------         --------         --------
              Adjusted.................................        $ 95,838         $100,421         $ 78,799
                                                               ========         ========         ========

              Basic earnings per share:
              Reported.................................        $   2.15         $   2.27         $   1.78
              Goodwill amortization  (a)...............               -                -             0.15
                                                               --------         --------         --------
              Adjusted.................................        $   2.15         $   2.27         $   1.93
                                                               ========         ========         ========

              Diluted earnings per share:
              Reported.................................        $   2.11         $   2.21         $   1.68
              Goodwill amortization  (a)...............               -                -             0.14
                                                               --------         --------         --------
              Adjusted.................................        $   2.11         $   2.21         $   1.82
                                                               ========         ========         ========

(a) Adjusted for additional shares issued in connection with our acquistion of Rainin.


                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

7. GOODWILL AND OTHER INTANGIBLE ASSETS - (CONTINUED)


     The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

                                                          2003          2002
                                                          ----          ----

 Balance at beginning of year......................... $ 408,351     $ 384,947
 Goodwill acquired - Principal U.S. Operations........     4,363        18,762
 Acquisition related tax assets realized..............         -        (9,488)
 Other (principally the effect of changes in foreign
    currency exchange rates)..........................     9,226        14,130
                                                       ---------     ---------
 Balance at end of year............................... $ 421,940     $ 408,351
                                                       =========     =========


     In accordance with SFAS 142, goodwill and indefinite lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review under SFAS 142 and determined that through December 31, 2003, there had been no impairment of these assets.

     The components of other intangible assets as of December 31, are as follows:

                                                            2003                             2002
                                                            ----                             ----
                                                  Gross         Accumulated        Gross         Accumulated
                                                  amount        amortization       amount        amortization
                                                  ------        ------------       ------        ------------

Customer relationships..................          $ 70,955       $ (3,424)        $  70,955       $  (1,839)
Proven technology and patents...........            19,999         (3,809)           19,138          (2,008)
Tradename (finite life).................               893            (79)              893             (37)
Tradename (indefinite life).............            22,434              -            22,434               -
Intellectual property license (indefinite
              life).....................            19,905              -            19,905               -
                                                  --------       --------         ---------       ---------
                                                  $134,186       $ (7,312)        $ 133,325       $  (3,884)
                                                  ========       ========         =========       =========


     Other intangible assets substantially relate to the acquisition of Rainin. The annual aggregate amortization expense based on the current balance of other intangible assets for each of the next five years is estimated at $3.5 million.

8. WARRANTY

     Changes to the Company's accrual for product warranties for the years ended December 31, 2003 and 2002 are as follows:

                                                                            2003          2002
                                                                         ---------      --------
         Balance at beginning of period...............................   $   8,850      $  7,740
         Accruals for warranties......................................      12,429        11,073
         Payments / utilizations......................................     (11,158)       (9,963)
                                                                         ---------      --------
         Balance at end of period.....................................   $  10,121      $  8,850
                                                                         =========      ========

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


9. SHORT-TERM BORROWINGS AND CURRENT MATURITIES OF LONG-TERM DEBT

     Short-term borrowings and current maturities of long-term debt consisted of the following at December 31:

                                                                                  2003             2002
                                                                                --------        ----------
         Current maturities of long-term debt.........................          $      -        $  38,646
         Other short-term borrowings..................................            18,277           11,932
                                                                                --------        ---------
                                                                                $ 18,277        $  50,578
                                                                                ========        =========

10. LONG-TERM DEBT

         Long-term debt consisted of the following at December 31:

                                                                                   2003            2002
                                                                                --------       --------
         $150 million Senior Notes, interest at 4.85%, due November 15, 2010    $150,402       $      -
         Less: unamortized discount                                                 (243)             -
                                                                                --------       --------
                                                                                 150,159              -
         Credit Agreement / Credit Facility Borrowings:
           Term A USD Loans, interest at LIBOR plus 0.45% payable in
             quarterly installments due May 19, 2004...........................        -         34,709
           Term A CHF Loans, interest at LIBOR plus 0.45% payable in
             quarterly installments due May 19, 2004...........................        -         21,050
           Term A GBP Loans, interest at LIBOR plus 0.45% payable in
             quarterly installments due May 19, 2004...........................        -         11,865
           Revolving credit facilities, interest at LIBOR plus 0.6% (LIBOR
             plus 0.3% at December 31, 2002)...................................   73,080        224,467
         Other.................................................................        -         20,580
                                                                                --------       --------
                                                                                  73,080        312,671
         Less current maturities...............................................        -        (50,578)
                                                                                --------       --------
                                                                                $223,239       $262,093
                                                                                ========       ========


     November 2003 Refinancing

     On November 12, 2003, the Company closed a new five-year $300 million credit facility ("the $300 million Credit Facility" or "the Credit Facility") and completed the issuance of $150 million seven-year Senior Notes. The proceeds from this refinancing were immediately used to repay all of the Company's borrowings under its former credit agreement, which was then terminated.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


10. LONG-TERM DEBT - (CONTINUED)

     Credit Facility Agreement

The $300 million Credit Facility is provided by a group of financial institutions and has a bullet maturity in November 2008. It is not subject to any scheduled principal payments. Borrowings under the $300 million Credit Facility bear interest at current market rates plus a margin which is based on the Company's senior unsecured credit ratings (currently "BBB" by Standard & Poor's and "Baa3" by Moody's), and is currently set at LIBOR plus 0.6%. The Company must also pay utilization and facility fees that are tied to the Company's credit ratings. The $300 million Credit Facility contains covenants including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. The new facility also places certain limitations on the Company including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the $300 million Credit Facility has several events of default including upon a change of control. As at December 31, 2003, approximately $218.6 million was available under the facility. The Credit Facility is unsecured.

     Senior Notes

     In November 2003, the Company issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010 ("the Senior Notes"). The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes.

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


     The Company's weighted average interest rate for both of the years ended December 31, 2003 and 2002 was approximately 5.0%. The carrying value of the Company's debt obligations approximates fair value.

11. SHAREHOLDERS' EQUITY

     Common Stock

     The number of authorized shares of the Company's common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company's common stock are entitled to one vote per share. At December 31, 2003, 6,010,574 shares of the Company's common stock were reserved for issuance pursuant to the Company's stock option plan.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

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

     Shareholder Rights Plan

     On August 26, 2002, the Board of Directors adopted a Shareholder Rights Plan under which the Company declared a non-cash dividend of one right for each outstanding share of common stock. The Rights, which expire on September 5, 2012, entitle stockholders to buy one one-thousandth of a share of preferred stock at an exercise price of $150. The Rights were distributed to those stockholders of record as of close of business on September 5, 2002 and are attached to all certificates representing those shares of common stock.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

11. SHAREHOLDERS' EQUITY - (CONTINUED)

     Share Repurchase Program

     On February 5, 2004, the Company announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. The repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company cannot assure that it will repurchase shares representing the full value of the program over the two-year period.

     Comprehensive Income

     Accumulated other comprehensive income consisted of the following at December 31:

                                                                      2003          2002          2001
                                                                    --------      --------      --------
         Currency translation adjustment..........................  $ 10,844      $(23,365)     $(50,298)
         Unrealized gain (loss) on cash flow hedging
           arrangements...........................................      (436)       (4,396)       (1,591)
         Additional minimum pension liability.....................   (43,567)      (40,538)      (20,009)
         Deferred tax on additional minimum pension liability.....    14,865         6,650             -
                                                                    --------      --------      --------
         Total accumulated other comprehensive loss...............  $(18,294)     $(61,649)     $(71,898)
                                                                    ========      ========      ========


12. STOCK OPTION PLAN

     The Company's stock option plan provides certain key employees and directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. Under the terms of the plan, options granted shall be nonqualified and the exercise price shall not be less than the fair market value of the common stock on the date of grant. Options generally vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years and 6 months.

     Stock option activity is shown below:

                                                                                          Weighted Average
                                                                    Number of Options      Exercise Price
                                                                    -----------------     ----------------
       Outstanding at December 31, 2000........................         5,173,777             $   19.02
       Granted.................................................           901,000                 45.09
       Exercised...............................................        (1,384,737)               (12.02)
       Forfeited...............................................          (310,465)               (30.44)
                                                                       ----------             ---------
       Outstanding at December 31, 2001........................         4,379,575             $   25.79
       Granted.................................................           912,250                 35.21
       Exercised...............................................          (239,078)               (14.77)
       Forfeited...............................................          (252,974)               (34.97)
                                                                       ----------             ---------
       Outstanding at December 31, 2002........................         4,799,773             $   27.65
       Granted.................................................         1,088,000                 36.88
       Exercised...............................................          (197,197)               (18.16)
       Forfeited...............................................           (68,600)               (40.77)
                                                                       ----------             ---------
       Outstanding at December 31, 2003........................         5,621,976             $   29.61
                                                                       ==========             =========

       Options exercisable at December 31, 2001................         2,112,471             $   14.29
       Options exercisable at December 31, 2002................         2,620,713             $   18.34
       Options exercisable at December 31, 2003................         3,005,676             $   22.10
                                                                       ==========             =========

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

12. STOCK OPTION PLAN - (CONTINUED)

     At December 31, 2003, 388,598 options to purchase shares of common stock were available for grant.

     The following table details the weighted average remaining contractual life of options outstanding at December 31, 2003 by range of exercise prices:

             Number of Options          Weighted Average       Remaining Contractual          Options
                Outstanding              Exercise Price      Life of Options Outstanding    Exercisable
                -----------              --------------      ---------------------------  -------------
                  1,270,090                  $  7.95                    2.8                   1,270,090
                    299,391                  $ 15.92                    3.7                     299,391
                    790,100                  $ 24.73                    4.3                     607,600
                  1,848,045                  $ 35.81                    9.3                     183,245
                  1,414,350                  $ 45.80                    7.3                     645,350
                  ---------                                             ---                 -----------
                  5,621,976                                             6.3                   3,005,676
                  =========                                                                 ===========

     As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2003, 2002 and 2001 was approximately $7.83, $11.20 and $16.72 per share, respectively. Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

                                                      2003               2002                 2001
                                                      ----               -----                ----
         Risk-free interest rate..............        3.0%               3.0%                 4.3%
         Expected life in years (a)...........         4                   4                    4
         Expected volatility..................        25%                 35%                  40%
         Expected dividend yield..............          --                --                   --


(a) 385,000 options to purchase shares of common stock with a grant date fair value of $5.40 were granted on a performance-related basis and have an expected life of 1.5 years. The performance criteria were met during 2003 and the options will vest over a 2-year period.



                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

12. STOCK OPTION PLAN - (CONTINUED)

     The Company applies the intrinsic valuation methodology under Accounting Standards Board Opinion No. 25 and related interpretations in accounting for its plan. Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the years ended December 31 would have been as follows:

                                                                 2003        2002       2001
                                                                ------      ------     ------
Net earnings:
   As reported........................................         $ 95,838   $ 100,421   $  72,264
   Compensation expense...............................           (6,748)     (5,809)     (4,916)
                                                               --------   ---------   ---------
   Pro forma..........................................         $ 89,090   $  94,612   $  67,348
                                                               ========   =========   =========
Basic earnings per common share:
   As reported........................................          $  2.15     $  2.27     $  1.78
   Compensation expense...............................            (0.15)      (0.13)      (0.12)
                                                                -------     -------     -------
   Pro forma..........................................          $  2.00     $  2.14     $  1.66
                                                                =======     =======     =======
Diluted earnings per common share:
   As reported........................................          $  2.11     $  2.21     $  1.68
   Compensation expense...............................            (0.15)      (0.12)      (0.11)
                                                                -------     -------     -------
   Pro forma..........................................          $  1.96     $  2.09     $  1.57
                                                                =======     =======     =======


13. BENEFIT PLANS

     Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.

     Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $7.0 million, $3.3 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees' compensation for certain periods during the last years of employment. The Company's U.S. operations also provide post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.

     As described in Note 15, during the year ended December 31, 2002 the Company revised its U.S. defined benefit pension plan to freeze the benefits for current participants and to discontinue the plan for all future employees, resulting in an expense of $1.1 million. In addition, the Company's U.S. retiree medical program was also discontinued during 2002 for certain current and all future active employees, resulting in a curtailment gain of $1.3 million.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

13. BENEFIT PLANS - (CONTINUED)

     In accordance with Emerging Issues Task Force Issue No. 03-4, "Accounting for Cash Balance Pension Plans" ("EITF 03-4"), the Company determined that its Swiss cash balance pension plan met the requirements necessitating a change in the method of expense attribution used in its actuarial calculations from the 'projected unit credit' method to the `traditional unit credit' method. Unlike the projected unit credit method, the traditional unit credit method does not assume compensation increases in calculating the benefit obligation, because the pension benefit is based on a guaranteed return on pension contributions, rather than employees' compensation for certain periods during the last years of employment. Accordingly, this required change in methodology resulted in a reduction in the projected benefit obligation of approximately $53.3 million, which will be amortized over the expected future service life of Switzerland-based employees, beginning in 2004.

     The Company uses a measurement date of September 30 for its defined benefit pension and other benefit plans. The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company's defined benefit plans and post-retirement plans at December 31, 2003 and 2002:

                                                 U.S. Pension             Non-U.S.
                                                 ------------             --------             Other Benefits
                                                   Benefits           Pension Benefits         --------------
                                                   --------           ----------------
                                              2003        2002        2003        2002        2003        2002
                                              ----        ----        ----        ----        ----        ----
Change in benefit obligation:
Benefit obligation at beginning of
  year................................     $ 89,249    $ 83,164    $404,057    $335,323    $ 33,303    $ 36,839
Service cost, gross...............              431       2,033      19,807      19,539         132         324
Interest cost.....................            6,129       6,167      18,807      17,386       1,856       2,551
Actuarial (gains) losses..........            9,339       4,540     (73,647)    (18,385)      3,956      (3,601)
Plan amendments and other.........                -      (2,051)        238         682      (6,984)          -
Benefits paid.....................           (5,353)     (4,604)    (15,823)    (15,034)     (2,485)     (2,810)
Impact of foreign currency........                -           -      49,041      64,546           -           -
                                           --------    --------    --------    --------    --------    --------
Benefit obligation at end of year.         $ 99,795    $ 89,249    $402,480    $404,057    $ 29,778    $ 33,303
                                           --------    --------    --------    --------    --------    --------

Change in plan assets:
Fair value of plan assets at
  beginning of year...............         $ 47,167    $ 54,555    $355,081    $302,617    $      -    $      -
Actual return on plan assets......            9,624      (5,397)      3,721      (8,256)          -           -
Employer contributions............           19,028       2,613      11,306      10,882       2,485       2,810
Plan participants' contributions..                -           -       5,873       5,557           -           -
Benefits paid.....................           (5,353)     (4,604)    (15,823)    (15,034)     (2,485)     (2,810)
Impact of foreign currency........                -           -      43,493      59,314           -           -
Fair value of plan assets at end           --------    --------    --------    --------    --------    --------
  of year.........................         $ 70,466    $ 47,167    $403,651    $355,080    $      -    $      -
                                           --------    --------    --------    --------    --------    --------


Funded status.....................         $(29,329)   $(42,082)   $  1,171    $(48,977)   $(29,778)   $(33,303)
Unrecognized net actuarial (gain)
  loss............................           35,914      33,302     (60,665)        806      (1,324)         77
Post-measurement date
  contributions...................           10,000      19,007       7,111           -           -           -
                                           --------    --------    --------    --------    --------    --------
Net amount recognized.............         $ 16,585    $ 10,227    $(52,383)   $(48,171)   $(31,102)   $(33,226)
                                           ========    ========    ========    ========    ========    ========


                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

13. BENEFIT PLANS - (CONTINUED)

     Amounts recognized in the consolidated balance sheets consist of:


                                              U.S. Pension             Non-U.S.
                                              ------------             --------                Other Benefits
                                                Benefits           Pension Benefits            --------------
                                                --------           ----------------
                                              2003        2002        2003        2002        2003        2002
                                              ----        ----        ----        ----        ----        ----
Other non-current assets..........         $     -     $     -     $ 20,981    $ 11,730     $      -    $     -
Pension and other post-retirement
  liabilities.....................         (19,323)    (23,078)     (81,023)    (67,134)     (31,102)    (33,226)
Accumulated other comprehensive
  loss............................          35,908      33,305        7,659       7,233            -           -
                                           -------     -------     --------    --------     --------    --------
Net amount recognized.............         $16,585     $10,227     $(52,383)   $(48,171)    $(31,102)   $(33,226)
                                           =======     =======     ========    ========     ========    ========


     The accumulated benefit obligations at December 31, 2003 and 2002 were $99.8 million and $89.2 million respectively for the U.S. defined benefit pension plan, and $397.9 million and $397.1 million respectively for all non-U.S. plans.

     The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company's plans are as follows:

                                                             U.S.                              Non-U.S.
                                                  ---------------------------        ----------------------------
                                                  2003       2002       2001         2003        2002        2001
                                                  ----       ----       -----        ----        ----        ----
Discount rate................................... 6.25%        7.0%        7.5%        4.5%        4.5%        4.7%
Compensation increase rate......................  n/a         n/a         4.0%        2.5%        2.5%        2.9%
Expected long-term rate of return on plan
  assets........................................  8.5%        8.5%        9.5%        6.1%        6.1%        6.1%


     Net periodic pension cost for the defined benefit plans includes the following components for the year ended December 31:

                                                                U.S.                           Non-U.S.
                                                  ----------------------------       ---------------------------
                                                  2003       2002        2001        2003       2002        2001
                                                  -----      -----       -----       -----      -----       ----
Service cost, net...........................   $    431     $   897     $ 3,487     $13,934     $13,982   $  10,789
Interest cost on projected benefit
  obligations...............................      6,129       6,167       5,596      18,807      17,386      14,399
Expected return on plan assets..............     (5,033)     (5,196)     (6,484)    (22,281)    (21,662)    (17,373)
Impact of plan freeze.......................          -       1,136           -           -           -           -
Impact of early retirement..................        428       1,615       1,013           -           -           -
Recognition of actuarial losses (gains).....      1,714         791           5         642         333        (731)
                                               --------     -------     -------     -------     -------   ---------
Net periodic pension cost...................   $  3,669     $ 5,410     $ 3,617     $11,102     $10,039   $   7,084
                                               ========     =======     =======     =======     =======   =========


     Net periodic post-retirement benefit cost for the U.S. post-retirement plans includes the following components for the year ended December 31:

                                                    2003               2002              2001
                                                 ---------        ----------         ----------
Service cost...............................        $   132           $   324            $   495
Interest cost on projected benefit
  obligations..............................          1,856             2,551              2,480
Curtailment gain on plan freeze............           (929)           (1,334)                 -
Impact of early retirement.................              -               365                  -
Net amortization and deferral..............           (576)             (209)                 -
                                                   -------           -------            -------
Net periodic post-retirement benefit cost..        $   483           $ 1,697            $ 2,975
                                                   =======           =======            =======

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

13. BENEFIT PLANS - (CONTINUED)

     The accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost were principally determined using discount rates of 6.25% in 2003, 7.0% in 2002 and 7.5% in 2001 and health care cost trend rates ranging from 9% to 14% in 2003 and 2002, and from 10% to 15% in 2001, decreasing to 4.5% in 2008.

     The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                            One-Percentage-Point  One-Percentage-
                                                                                Increase          Point Decrease
                                                                            --------------------  ---------------
Effect on total of service and interest cost components..............             $  142             $    (132)
Effect on post-retirement benefit obligation.........................             $2,461             $  (2,273)


     Plan assets relate principally to the Company's U.S. and Swiss subsidiaries and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments. Actual and target asset allocations in the Company's pension plans at December 31, 2003 and 2002 were as follows:

                                                   U.S.                                  Non-U.S.
                                   ---------------------------------        ---------------------------------
                                   Target         2003         2002         Target         2003          2002
                                   ------         ----         ----         ------         ----          ----
Debt securities...............        33%           31%          38%           50%           52%           63%
Equity securities.............        65%           67%          58%           25%           23%           20%
Real estate and other.........         2%            2%           4%           25%           25%           17%
                                     ----          ----         ----          ----          ----          ----
Total.........................       100%          100%         100%          100%          100%          100%
                                     ====          ====         ====          ====          ====          ====


     Investment policies and strategies for each of the Company's pension plans are determined periodically by pension trustees for each plan, having regard to the potential risks and returns offered by investment in the various assets available. Target asset allocation and investment return criteria are established by the trustees with the overriding objective of stable earnings growth. Actual results are monitored against those targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day to day asset management is typically performed by a third party asset management company, reporting to the pension trustees. The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP, are generally based on historical investment performance and the target investment return criteria for the future determined by the trustees.

     As a result of the voluntary incremental pension payments made to the Company's underfunded pension plans of $17.1 million in 2003 and $19.0 million in 2002, the Company does not expect to make any significant required pension funding payments during the next two years. However, similar to 2003 and 2002, voluntary contributions to the Company's pension plans may be made, for example if the funded status of the plans deteriorate significantly, and if cash flow generation is sufficient.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

13. BENEFIT PLANS - (CONTINUED)

     In 2004, the Company expects to make normal employer pension contributions of approximately $11.4 million to its non-U.S. pension plans and normal employer contributions of approximately $2.4 million to its U.S. post-retirement medical plan.

14. TAXES

     The sources of the Company's earnings before taxes were as follows for the years ending December 31:

                                                             2003           2002            2001
                                                           --------       --------       ---------
United States....................................          $  29,208      $  29,669      $  (3,202)
Non-United States................................            107,703         80,741        121,636
                                                           ---------      ---------      ---------
Earnings before taxes............................          $ 136,911      $ 110,410      $ 118,434
                                                           =========      =========      =========

         The provisions for taxes consist of:

                                                                                         Adjustments
                                                                                             to
                                                            Current        Deferred       Goodwill         Total
                                                           --------        --------      -----------      -------
Year ended December 31, 2003:
United States federal............................          $  3,470       $  10,356       $      -        $13,826
State and local..................................               585             700              -          1,285
Non-United States................................            26,885            (923)             -         25,962
                                                           --------       ---------       --------        -------
                                                           $ 30,940       $  10,133       $      -        $41,073
                                                           ========       =========       ========        =======

                                                                                         Adjustments
                                                                                             to
                                                            Current        Deferred       Goodwill         Total
                                                           --------        --------      -----------      -------
Year ended December 31, 2002:
United States federal............................          $ 14,291       $ (12,517)      $  9,488        $11,262
State and local..................................               539               -              -            539
Non-United States................................               120          (1,932)             -         (1,812)
                                                           --------       ---------       --------        -------
                                                           $ 14,950       $ (14,449)      $  9,488        $ 9,989
                                                           ========       =========       ========        =======

                                                                                         Adjustments
                                                                                             to
                                                            Current        Deferred       Goodwill          Total
                                                           --------        --------      -----------      -------
Year ended December 31, 2001:
United States federal............................          $    129       $     214       $      -        $   343
State and local..................................               553               -              -            553
Non-United States................................            42,564           1,749            961         45,274
                                                           --------       ---------       --------      ---------
                                                           $ 43,246       $   1,963       $    961        $46,170
                                                           ========       =========       ========      =========


     During 2002, the Company recorded a one-time benefit of $23.1 million related to the completion of a tax restructuring program and related audits.

     The adjustments to goodwill during the years ending December 31, 2002 and 2001 relate to tax benefits utilized that were not previously recognized in the purchase price allocation pertaining to previous acquisitions.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


14. TAXES - (CONTINUED)

     The provisions for tax expense for the years ending December 31, 2003, 2002 and 2001 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

                                                                   2003            2002            2001
                                                              -------------   -------------    -------------
Expected tax.........................................           $ 47,919         $ 38,643        $41,453
United States state and local income taxes, net of
    federal income tax benefit.......................              1,285              350            553
Non-deductible intangible amortization...............                  -                -          2,222
Change in valuation allowance........................             (2,728)           6,751          1,288
Tax restructuring program and audit settlements......                  -          (23,135)             -
Other non-United States income taxes at other than a
    35% rate.........................................             (8,695)         (13,499)           373
Other, net...........................................              3,292              879            281
                                                                --------         ---------       -------
Total provision for taxes............................           $ 41,073         $  9,989        $46,170
                                                                ========         =========       =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                               2003             2002
                                                            ---------        ----------
Deferred tax assets:
    Inventory............................................   $    522           $    497
    Accrued and other liabilities........................     21,364             29,931
    Deferred losses......................................      2,099              2,099
    Accrued post-retirement benefit and pension costs....     29,265             28,304
    Net operating loss and tax credit carryforwards......     51,315             60,935
    Other................................................          -              4,508
                                                            --------           --------
Total deferred tax assets................................    104,565            126,274
Less valuation allowance.................................    (36,238)           (68,344)
                                                            --------           --------
Total deferred tax assets less valuation allowance.......     68,327             57,930
                                                            --------           --------
Deferred tax liabilities:
    Inventory............................................      3,455              1,510
    Property, plant and equipment........................     18,465             16,976
    Rainin intangibles amortization......................     13,103              6,283
    Other................................................     15,379             13,482
    International earnings...............................     10,859              3,815
                                                            --------           --------
Total deferred tax liabilities...........................     61,261             42,066
                                                            --------           --------
Net deferred tax asset...................................   $  7,066           $ 15,864
                                                            ========           ========

     The Company has recorded valuation allowances related to its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The 2003 net change in the valuation allowance includes a $2.7 million release of the valuation allowance attributable to deferred tax assets associated with temporary differences and tax credit carryforwards and a $29.4 million reduction in deferred tax assets and the related valuation allowance primarily related to tax credit carryforwards. $2.6 million and $4.9 million of the valuation allowance will be credited to shareholders' equity and goodwill if and when realized.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

14. TAXES - (CONTINUED)

     At December 31, 2003, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of $4.6 million that expire in various amounts through 2018 and foreign tax credits of $10.9 million that will expire in various amounts through 2007. The Company has various U.S. state net operating losses and various foreign net operating losses that expire in varying amounts through 2023.

     The Company plans to repatriate in future years $80 million of previously unremitted earnings of foreign subsidiaries. Accordingly, a deferred tax liability of $10.9 million was established to account for the incremental tax costs associated with the planned repatriation. No deferred tax liability has been recognized on the residual unremitted earnings approximating $219 million, as such earnings have been permanently reinvested in the business.

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

15. OTHER CHARGES (INCOME), NET

     Other charges (income), net consists primarily of charges related to the Company's restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

     As part of its efforts to reduce costs, the Company recorded a charge of approximately $15.2 million ($14.6 million after tax) in 2001, associated primarily with headcount reductions and manufacturing transfers. This charge comprised primarily severance and other related benefits and costs of exiting facilities, including lease termination costs and the write-down of impaired assets.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

15. OTHER CHARGES (INCOME), NET - (CONTINUED)

     During the three months ended June 30, 2002, the Company recorded a restructuring charge of $28.7 million ($20.1 million after tax), primarily related to the exit of manufacturing facilities in France and the United States, and in order to further reduce the Company's expense structure. This charge comprised restructuring liabilities of $24.3 million and related asset impairments of $4.4 million. In total, the Company expects this restructuring plan to result in cash outlays of approximately $20.2 million and non-cash items of $8.5 million. The charge comprised involuntary employee separation benefits, write-downs of impaired assets to be disposed and other exit costs. The Company involuntarily terminated approximately net 300 employees in targeted manufacturing and administrative areas. The asset impairments of $4.4 million primarily relate to plant and equipment disposals resulting from the exit of certain manufacturing facilities. Fair value of these assets was determined on the basis of their net realizable value on disposal.

     As part of this restructuring program, the Company revised its U.S. defined benefit pension plan to freeze the benefits for current participants and to discontinue the plan for all future employees, resulting in an expense of $1.1 million. In addition, the Company's U.S. retiree medical program was also discontinued for certain current and all future active employees, resulting in a curtailment gain of $1.3 million.

     As noted in previous filings, in accordance with U.S. GAAP, the charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, the Company recorded a restructuring charge of $5.4 million ($3.8 million after tax), related to the final union settlement on the closure of this facility. This charge comprises the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003.

     The Company assesses its accrual for restructuring activities on an ongoing basis. During the three months ended September 30, 2003, the Company recorded a reduction in the restructuring accrual of $0.96 million, included within Other charges (income), net, as a result of lower employee-related charges than originally anticipated. Also, a restructuring charge of $1.4 million was recorded during the three months ended September 30, 2003, related to an extension of manufacturing consolidation activities. This charge comprised severance of $1.0 million, included within Other charges (income), net, and inventory write-downs of $0.4 million, included within Cost of sales.

     The Company's aforementioned restructuring programs and related accruals were substantially completed at December 31, 2003.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


15. OTHER CHARGES (INCOME), NET - (CONTINUED)

     A roll-forward of the Company's accrual for restructuring activities follows:

                                                     Employee      Lease
                                                     related    termination  Other     Total
                                                     -------    -----------  -----     -----
                                                         (a)         (b)      (c)
Balance at December 31, 2001........................ $  2,001     $   279    $ 324    $ 2,604
Restructuring expense (d)...........................   21,967       2,051      283     24,301
Cash payments.......................................   (9,660)       (433)    (238)   (10,331)
Increase in retirement benefit obligation...........   (3,850)          -        -     (3,850)
Impact of foreign currency..........................    1,345         135       51      1,531
                                                     --------     -------   ------    -------
Balance at December 31, 2002........................ $ 11,803     $ 2,032    $ 420    $14,255
Restructuring expense (d)...........................    6,404           -        -      6,404
Adjustment to previous accrual......................     (960)          -        -       (960)
Cash payments.......................................  (16,492)       (293)      (7)   (16,792)
Other utilizations and transfers to operating
 liabilities........................................   (2,398)     (1,866)    (460)    (4,724)
Impact of foreign currency..........................    1,643         127       47      1,817
                                                     --------     -------   ------   --------
Balance at December 31, 2003........................ $      -     $     -    $   -    $     -
                                                     ========     =======   ======   ========

(a) Employee related costs include severance, medical and early retirement costs for approximately net 300 employees, substantially all of which had been terminated as of December 31, 2003. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. and Other Western European Operations.

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




16. COMMITMENTS AND CONTINGENCIES

     Operating Leases

     The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2003:

           2004..............................     $      19,437
           2005..............................            15,745
           2006..............................            12,577
           2007..............................             9,550
           2008..............................             8,055
           Thereafter........................            27,571
                                                  -------------
             Total...........................     $      92,935
                                                  =============

     Rent expense for operating leases amounted to $28.2 million, $24.7 million and $20.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

16. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

     Legal

     The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition or results of operations.

17. SEGMENT REPORTING

     Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS
131. The Company has determined that as of December 31, 2003 there are six reportable segments: Principal U.S. Operations, Other Western European Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Asia and Other. In previous reporting periods, results from Asia were included within the Other operating segment. During the three months ended December 31, 2003, the Company's reporting units in Asia exceeded the quantitative threshold for disclosure as a separate operating segment. Segment disclosure for 2002 and 2001 has been reclassified accordingly.

     Principal U.S. Operations represent certain of the Company's marketing and producing organizations located in the United States. Other Western European Operations include the Company's market organizations in Western Europe that are not included in Principal Central European Operations. Principal Central European Operations primarily include the Company's German marketing and producing organizations that primarily serve the German market and, to a lesser extent, Europe. Swiss R&D and Manufacturing Operations consist of the organizations located in Switzerland that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Asia represents the Company's marketing and producing organizations located in Asia.

     The Company's market organizations are geographically focused and are responsible for all aspects of the Company's sales and service. Operating segments that exist outside these reportable segments are included in Other.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

17. SEGMENT REPORTING - (CONTINUED)

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring charges before amortization, interest expense and other charges). Intersegment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company's operating segments:


                                            Net                                               Purchase
                                 Net       sales                                                 of
                              sales to      to                 Segment                        property,
     For the year ended       external     other      Total     profit               Total    plant and
       December 31, 2003      customers  segments   net sales    (c)   Depreciation  assets   equipment   Goodwill
---------------------------   ---------  --------   ---------    ---   ------------  ------   ---------   --------
Principal U.S. Operations..  $  426,680  $ 39,259 $  465,939  $ 68,516   $ 6,936  $  687,875  $  7,689    $200,294
Other Western European
   Operations..............     306,644    22,954    329,598    18,491     3,370     270,416     3,927      83,939
Principal Central European
   Operations..............     180,272    59,048    239,320    20,453     2,810     186,754     2,049      26,931
Swiss R&D and Mfg.
   Operations..............      49,897   185,798    235,695    39,970     6,595     196,012     6,239      23,091
Asia.......................     147,537    37,320    184,857    29,575     2,505     141,504     4,352      10,234
Other (a)..................     193,401    38,984    232,385    12,330     2,179     675,292     2,754      77,451
Eliminations and Corporate
 (b).......................          -   (383,363)  (383,363)  (27,428)      691    (770,577)      142           -
                             ----------  -------- ----------  --------   -------  ----------  --------    --------
Total......................  $1,304,431  $      - $1,304,431  $161,907   $25,086  $1,387,276  $ 27,152    $421,940
                             ==========  ======== ==========  ========   =======  ==========  ========    ========


                                            Net                                                 Purchase
                                 Net       sales                                                   of
                              sales to      to                   Segment                        property,
     For the year ended       external     other      Total       profit               Total    plant and
       December 31, 2002      customers  segments   net sales      (d)   Depreciation  assets   equipment    Goodwill
---------------------------   ---------  --------   ---------      ---   ------------  ------   ---------    --------
Principal U.S. Operations.. $  441,898  $ 33,380  $  475,278    $ 57,008    $ 8,457  $  678,797  $ 14,480     $201,663
Other Western European
   Operations..............    264,683    22,359     287,042       3,709      3,195     184,044     2,156       76,184
Principal Central European
   Operations..............    158,232    49,052     207,284      13,360      2,607     149,198     2,908       23,607
Swiss R&D and Mfg.
   Operations..............     49,632   176,496     226,128      47,193      5,916     495,442     4,905       21,512
Asia.......................    118,936    23,349     142,285      20,966      2,143     108,027     4,121        8,728
Other (a)..................    180,326    37,162     217,488       7,357      2,479     632,746     1,853       76,657
Eliminations and Corporate
   (b).....................          -  (341,798)   (341,798)    (13,101)       595    (944,861)    2,734            -
                             ---------- --------  ----------     --------   -------  ----------  --------     --------
Total...................... $1,213,707  $      -  $1,213,707    $136,492    $25,392  $1,303,393  $ 33,157     $408,351
                            ==========  ========  ==========    ========    =======  ==========  ========     ========



Footnotes on following page

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


17. SEGMENT REPORTING - (CONTINUED)



                                            Net                                                  Purchase
                                 Net       sales                                                    of
                              sales to      to                   Segment                         property,
     For the year ended       external    other       Total       profit               Total     plant and
      December 31, 2001       customers  segments   net sales      (e)  Depreciation   assets    equipment   Goodwill
--------------------------- -----------  -------- -----------      ---  ------------   ------    ---------   --------
Principal U.S. Operations.. $  362,855  $ 32,507  $  395,362   $ 25,036  $ 6,762    $  585,357    $ 7,007    $187,565
Other Western European
   Operations..............    269,733    44,616     314,349     26,566    2,962       183,120      3,498      77,982
Principal Central European
   Operations..............    185,606    60,886     246,492     30,145    2,283       144,967      4,386      21,100
Swiss R&D and Mfg.
   Operations..............     51,300   190,485     241,785     56,999    5,769       381,873      5,980      19,205
Asia.......................    107,642    24,307     131,949     16,909    1,950        91,398      2,689       6,827
Other (a)..................    170,886    55,242     226,128      7,684    2,681       466,370      3,292      72,268
Eliminations and Corporate
   (b).....................          -  (408,043)   (408,043)   (13,471)     451      (663,673)     6,376           -
                            ----------  --------  ----------   --------  -------    ----------    -------    --------
Total...................... $1,148,022  $      -  $1,148,022   $149,868  $22,858    $1,189,412    $33,228    $384,947
                            ==========  ========  ==========   ========  =======    ==========    =======    ========


(a) Other includes reporting units in Eastern Europe, Latin America and segments from other countries that do not meet the quantitative thresholds but meet the majority of the aggregation criteria of SFAS 131.

(b) Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses, intercompany investments and certain goodwill, which are not included in the Company's operating segments.

(c) The results for the year ended December 31, 2003 include a restructuring charge of $5.4 million recorded in the Other Western European Operations segment ($4.4 million) and Other segment ($1.0 million).

(d) The results for the year ended December 31, 2002 include a restructuring charge of $28.7 million, recorded in the second quarter, in the Principal U.S. Operations ($11.8 million), Principal Central European Operations ($2.8 million), Swiss R&D and
       Manufacturing Operations ($0.1 million), Other Western European Operations ($11.4 million), Asia ($0.1 million) and Other ($2.5 million) segments.

(e) The results for the year ended December 31, 2001 include a restructuring charge of $15.2 million, recorded in the second quarter, in the Principal U.S. Operations ($6.0 million), Principal Central European Operations ($0.3 million), Other Western European Operations ($0.9 million), Asia ($0.3 million), Other ($5.5 million) and Corporate ($2.2 million) segments.


Non-GAAP Financial Measures

     The Company supplements U.S. GAAP results with non-GAAP financial measures. The principal non-GAAP financial measure used is Adjusted Operating Income. Adjusted Operating Income is defined as gross profit less research and development, selling general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes. The most directly comparable U.S. GAAP financial measure is net earnings.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

17. SEGMENT REPORTING - (CONTINUED)

Non-GAAP Financial Measures - (continued)

     The Company believes that Adjusted Operating Income is important supplemental information for investors. Adjusted Operating Income, or Segment Profit, is used internally as the principal profit measurement by our segments in their reporting to management. The Company uses this measure because it excludes amortization, interest, other charges and taxes, which are not allocated to the segments.

     On a consolidated basis, the Company also believes Adjusted Operating Income is an important supplemental method of measuring profitability. It is used internally by senior management for measuring profitability, setting performance targets for managers and has historically been used as one of the means of publicly providing guidance on possible future results. The Company also believes that Adjusted Operating Income is an important performance measure because it provides a measure of comparability to other companies with different capital or legal structures which accordingly may be subject to disparate interest rates and effective tax rates, and to companies which may incur different amortization expenses or impairment charges related to intangible assets.

     Adjusted Operating Income is used in addition to and in conjunction with results presented in accordance with U.S. GAAP. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of the Company's performance because of the following limitations.

Limitations of the non-GAAP measure, Adjusted Operating Income

The non-GAAP measure, Adjusted Operating Income, has certain material limitations as follows:

o It does not include interest expense. Because the Company has borrowed money to finance some of its operations, interest is a necessary and ongoing part of the Company's costs and has assisted the Company in generating revenue. Therefore any measure that excludes interest expense has material limitations;

o It does not include taxes. Because payment of taxes is a necessary and ongoing part of the Company's operations, any measure that excludes taxes has material limitations;

o It excludes amortization expense and other charges. Because these items are recurring, any measure that excludes them has material limitations.

     Adjusted Operating Income should not be relied upon to the exclusion of U.S. GAAP financial measures, but reflects an additional measure of comparability and means of viewing aspects of the Company's operations that, when viewed together with U.S. GAAP results and the accompanying reconciliation to net earnings, provides a more complete understanding of factors and trends affecting the business.

     Because Adjusted Operating Income is not standardized, it may not be possible to compare with other companies' non-GAAP financial measures having the same or a similar name. The Company strongly encourages investors to review these financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

17. SEGMENT REPORTING - (CONTINUED)

     A reconciliation of Adjusted Operating Income, or Segment Profit to earnings before taxes for the years ended December 31 follows:

                                                             2003            2002              2001
                                                             ----            ----              ----
Adjusted operating income (after restructuring
  charges) (a)....................................       $ 161,907        $ 136,492        $ 149,868
Amortization......................................          11,724            9,332           14,114
Interest expense..................................          14,153           17,209           17,162
Other charges, net (excluding restructuring charges)          (881)            (459)             158
Provision for taxes...............................          41,073            9,989           46,170
                                                         ---------        ---------        ---------
Net earnings......................................       $  95,838        $ 100,421        $  72,264
                                                         =========        =========        =========

(a) Adjusted Operating Income for 2003, 2002 and 2001 includes restructuring charges of $5,444, $28,661 and $15,196 respectively, primarily related to headcount reductions and manufacturing transfers. See Note 15 to the consolidated financial statements.


     The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these customers account for more than 3% of net sales. Service revenues are primarily derived from sales of spare parts and services such as calibration, certification and repair, much of which is provided under contracts. A breakdown of the Company's sales by category for the years ended December 31 follows:


                                              2003               2002                2001
                                           ----------         ----------          ----------
Weighing-related instruments.....          $  629,797         $  594,465          $  639,308
Non-weighing instruments.........             384,925            359,616             273,356
Service..........................             289,709            259,626             235,358
                                           ----------         ----------          ----------
Total net sales..................          $1,304,431         $1,213,707          $1,148,022
                                           ==========         ==========          ==========

     The breakdown of net sales by geographic customer destination and property, plant and equipment, net for the year ended December 31 is as follows:


                                                                           Property, plant and
                                         Net sales                            equipment, net
                         -----------------------------------------       -----------------------
                             2003          2002            2001              2003         2002
                         ----------    -----------    ------------       ----------   ----------
United States.......      $ 480,418      $ 494,913        $417,886          $41,398      $46,650
Other Americas......         73,750         72,754          74,020              614        1,859
                         ----------    -----------    ------------       ----------   ----------
Total Americas......        554,168        567,667         491,906           42,012       48,509
Germany.............        122,706        104,311         130,641           30,781       26,842
France..............         99,303         90,046         104,206            5,196        5,497
United Kingdom......         55,215         47,228          44,689            7,074        5,156
Switzerland.........         51,750         46,274          45,437          118,402      108,249
Other Europe........        224,790        197,225         185,961            6,154        5,930
                         ----------    -----------    ------------       ----------   ----------
Total Europe........        553,764        485,084         510,934          167,607      151,674
Rest of World.......        196,499        160,956         145,182           21,893       17,571
                         ----------    -----------    ------------       ----------   ----------
Total...............     $1,304,431     $1,213,707      $1,148,022         $231,512     $217,754
                         ==========    ===========    ============       ==========   ==========

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)


18. RELATED PARTY TRANSACTIONS

     As part of the Rainin acquisition (see Note 3 to the consolidated financial statements), the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the years ended December 31, 2003, 2002 and 2001, the Company made lease payments in respect of this agreement of $2.2 million, $1.9 million and $0.2 million respectively. In addition, Rainin continued to purchase certain products from its former owner. During the years ended December 31, 2003, 2002 and 2001, the volume of these purchases was $1.1 million, $1.5 million and $0.3 million respectively. All of the Company's transactions with the former owner of Rainin are in the normal course of business.

                     METTLER-TOLEDO INTERNATIONAL INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                   (IN THOUSANDS UNLESS OTHERWISE STATED)

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial data for the years ended December 31, 2003 and 2002 are as follows:



                                                   FIRST         SECOND            THIRD            FOURTH
                                                QUARTER (a)    QUARTER (b)        QUARTER          QUARTER
 2003                                           -----------    -----------        -------          --------
 Net sales ....................................  $ 291,808     $ 321,363         $ 320,814        $ 370,446
 Gross profit..................................    133,658       156,411           151,864          176,243
 Net earnings..................................  $  12,935     $  25,780         $  24,182        $  32,941

Basic earnings per common share:
   Net earnings................................  $    0.29         $0.58             $0.54        $    0.74
   Weighted average number of common shares.... 44,393,312    44,434,612        44,485,712       44,582,017

Diluted earnings per common share:
   Net earnings................................  $    0.29     $    0.57         $    0.53        $    0.72
   Weighted average number of common shares.... 45,288,823    45,467,106        45,568,383       45,711,078

 Market price per share:
   High........................................  $   34.12     $   38.00         $   39.75        $   42.73
   Low.........................................  $   28.90     $   29.82         $   34.60        $   36.06

 2002
 Net sales ....................................  $ 272,957     $ 296,454         $ 306,990        $ 337,306
 Gross profit..................................    125,137       141,082           142,923          158,595
 Net earnings..................................  $  18,674     $  27,478         $  22,977        $  31,292

Basic earnings per common share:
   Net earnings................................  $    0.42     $    0.62         $    0.52        $    0.71
   Weighted average number of common shares.... 44,173,850    44,208,274        44,355,475       44,384,820

Diluted earnings per common share:
   Net earnings................................  $    0.41     $    0.61         $    0.51        $    0.69
   Weighted average number of common shares.... 45,517,058    45,409,690        45,235,544       45,317,919

 Market price per share:
   High........................................  $   51.85     $   45.74         $   36.87        $   37.04
   Low.........................................  $   42.80     $   35.65         $   24.85        $   25.41


(a) The financial data for the first quarter of 2003 includes a charge of $5.4 million ($3.8 million after tax) primarily related to headcount reductions and manufacturing transfers (Note 15).

(b) The financial data for the second quarter of 2002 includes a charge of $28.7 million ($20.1 million after tax) primarily related to headcount reductions and manufacturing transfers (Note
         15). The financial data for the second quarter of 2002 also includes a benefit of $23.1 million related to tax restructuring activities and the completion of related tax audits (Note 14).



SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS (IN THOUSANDS)

           Column A                 Column B                  Column C                  Column D          Column E
                                                              Additions
                                                        (1)               (2)
                                   Balance at         Charged
                                  the beginning     to costs and      Charged to                         Balance at
          Description               of period         expenses      other accounts    -Deductions-     end of period
-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------
                                                                       Note (A)         Note (B)
Accounts Receivable- allowance
     for doubtful accounts:

     Year ended
     December 31, 2003               10,916               765               742            1,934            10,489

     Year ended
     December 31, 2002                9,450               778               776               88            10,916

     Year ended
     December 31, 2001                9,097               996              (244)             399             9,450

Allowance for inventory :

     Year ended
     December 31, 2003               30,831             8,033             3,485            3,604            38,745

     Year ended
     December 31, 2002               30,965             6,022             3,047            9,203            30,831

     Year ended
     December 31, 2001               30,619             3,498            (1,117)           2,035            30,965


Deferred Tax valuation
     allowance:

     Year ended
     December 31, 2003               68,344            (2,728)                -           29,378            36,238

     Year ended
     December 31, 2002               71,081             6,751                 -            9,488            68,344

     Year ended
     December 31, 2001               49,027             1,288            21,727              961            71,081

-------------------------------- ---------------- ----------------- ---------------- ---------------- -----------------


Note A
      For accounts receivable and inventory, primarily comprised of currency translation adjustments.

Note B
      For accounts receivable, represents excess of uncollectible balances written off over recoveries of accounts previously written off.

      For inventory, represents excess of book value of unsold inventory disposed over proceeds received on disposal.

      For deferred tax valuation allowance 2003, represents a reduction in the deferred tax assets related to tax credit carryforwards, while 2002 represents tax benefits utilized that were not previously recognized in the purchase price allocation pertaining to previous acquisitions.

