Form 10-Q
period 2004-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2004-05-10
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

Commission File Number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland

(Address of principal executive offices)
(Zip Code)

+41-1-944-22-11

(Registrant's telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes       X          No     ____

The Registrant had 44,277,211 shares of Common Stock outstanding at March 31, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).    Yes     X   No ____

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2004 and 2003
(In thousands, except share data)

	March 31,	March 31,
	2004	2003

	(unaudited)	(unaudited)

Net sales
Products	$243,236	$224,157
Service	75,473	67,651

Total net sales	318,709	291,808
Cost of sales
Products	118,281	113,755
Service	50,152	44,395

Gross profit	150,276	133,658

Research and development	20,655	18,470
Selling, general and administrative	96,809	84,805
Amortization	2,808	2,827
Interest expense	3,466	3,905
Other charges (income), net (see Note 7)	(64)	5,175

Earnings before taxes	26,602	18,476
Provision for taxes	7,980	5,541

Net earnings	$18,622	$12,935

Basic earnings per common share:
Net earnings	$0.42	$0.29
Weighted average number of common shares	44,557,443	44,393,312

Diluted earnings per common share:
Net earnings	$0.41	$0.29
Weighted average number of common shares	45,836,934	45,288,823

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and December 31, 2003
(In thousands, except share data)

	March 31,	December 31,
	2004	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,768	$45,116
Trade accounts receivable, net	239,321	249,353
Inventories, net	153,924	151,764
Current deferred tax assets, net	27,273	27,644
Other current assets and prepaid expenses	36,785	31,660

Total current assets	502,071	505,537
Property, plant and equipment, net	223,685	231,512
Goodwill, net	422,652	421,940
Other intangible assets, net	126,005	126,874
Non-current deferred tax assets, net	39,869	40,683
Other non-current assets	59,967	60,730

Total assets	$1,374,249	$1,387,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$64,472	$68,243
Accrued and other liabilities	99,704	97,966
Accrued compensation and related items	46,584	56,575
Deferred service revenue	38,666	20,759
Taxes payable	48,317	51,347
Current deferred tax liabilities	14,503	14,742
Short-term borrowings and current maturities of long-term debt	18,873	18,277

Total current liabilities	331,119	327,909
Long-term debt	211,425	223,239
Non-current deferred taxes	45,592	46,519
Other non-current liabilities	133,608	135,613

Total liabilities	721,744	733,280

Shareholders' equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,668,511 and 44,582,017 shares, outstanding 44,277,211 and 44,582,017 shares at March 31, 2004 and December 31, 2003, respectively	447	446
Additional paid-in capital	473,385	471,628
Treasury stock at cost (391,300 and 0 shares at March 31, 2004 and December 31, 2003, respectively)	(16,591)	-
Retained earnings	218,838	200,216
Accumulated other comprehensive loss	(23,574)	(18,294)

Total shareholders' equity	652,505	653,996

Commitments and contingencies	-	-

Total liabilities and shareholders' equity	$1,374,249	$1,387,276

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
 Three months ended March 31, 2004 and 2003
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2003	44,582,017	$446	$471,628	$-	$200,216	$(18,294)	$653,996
Exercise of stock options	86,494	1	1,757	-	-	-	1,758
Repurchases of common stock	(391,300)	-	-	(16,591)	-	-	(16,591)
Comprehensive income:
Net earnings	-	-	-	-	18,622	-	18,622
Change in currency translation adjustment	-	-	-	-	-	(5,280)	(5,280)

Comprehensive income							13,342

Balance at March 31, 2004	44,277,211	$447	$473,385	$(16,591)	$218,838	$(23,574)	$652,505

Balance at December 31, 2002	44,384,820	$444	$459,213	$-	$104,378	$(61,649)	$502,386
Exercise of stock options	8,492	-	159	-	-	-	159
Comprehensive income:
Net earnings	-	-	-	-	12,935	-	12,935
Unrealized gain on cash-flow hedging instruments	-	-	-	-	-	879	879
Change in currency translation adjustment	-	-	-	-	-	(426)	(426)

Comprehensive income							13,388

Balance at March 31, 2003	44,393,312	$444	$459,372	$-	$117,313	$(61,196)	$515,933

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three months ended March 31, 2004 and 2003
(In thousands)

	March 31,	March 31,
	2004	2003

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net earnings	$18,622	$12,935
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,473	6,302
Amortization	2,808	2,827
Other	333	196
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	5,441	12,333
Inventories	(3,839)	(5,641)
Other current assets	(5,055)	(8,105)
Trade accounts payable	(3,081)	(10,521)
Taxes payable	(2,377)	(9,937)
Accruals and other liabilities (a)	10,098	8,282

Net cash provided by operating activities	29,423	8,671

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	363	95
Purchase of property, plant and equipment	(5,869)	(4,737)
Acquisitions	-	(197)

Net cash used in investing activities	(5,506)	(4,839)

Cash flows from financing activities:
Proceeds from borrowings	31,980	21,024
Repayments of borrowings	(41,494)	(24,426)
Proceeds from options exercised	1,758	159
Repurchases of common stock	(16,591)	-

Net cash used in financing activities	(24,347)	(3,243)

Effect of exchange rate changes on cash and cash equivalents	82	5

Net increase (decrease) in cash and cash equivalents	(348)	594

Cash and cash equivalents:
Beginning of period	45,116	31,427

End of period	$44,768	$32,021

(a)      Changes in accruals and other liabilities include payments for restructuring activities of $2.0 million in 2004 and $2.3 million in 2003.

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2004 - Unaudited
(In thousands except share data, unless otherwise stated)

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

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 should be read in conjunction with the December 31, 2003 and 2002 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company's critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventories, net consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003

Raw materials and parts	$70,502	$71,950
Work in progress	31,563	32,432
Finished goods	51,859	47,382

	$153,924	$151,764

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003

	Gross Amount	Accumulated amortization	Gross Amount	Accumulated amortization

Customer relationships	$70,955	$(3,821)	$70,955	$(3,424)
Proven technology and patents	19,999	(4,270)	19,999	(3,809)
Tradename (finite life)	893	(90)	893	(79)
Tradename (indefinite life)	22,434	-	22,434	-
Intellectual property license (indefinite life)	19,905	-	19,905	-

	$134,186	$(8,181)	$134,186	$(7,312)

Other intangible assets substantially relate to the acquisition of Rainin. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $3.5 million for each of the next five years.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan.

Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the three months ended March 31 would have been as follows:

	2004	2003

Net earnings:
As reported	$18,622	$12,935
Compensation expense	(1,861)	(1,496)

Pro forma	$16,761	$11,439

Basic earnings per common share:
As reported	$0.42	$0.29
Compensation expense	(0.04)	(0.03)

Pro forma	$0.38	$0.26

Diluted earnings per common share:
As reported	$0.41	$0.29
Compensation expense	(0.04)	(0.04)

Pro forma	$0.37	$0.25

Warranty

The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure.

Changes to the Company's accrual for product warranties for the three months ended March 31 are as follows:

	2004	2003

Balance at beginning of period	$10,121	$8,850
Accruals for warranties	2,491	3,012
Payments / utilizations	(2,636)	(3,263)

Balance at end of period	$9,976	$8,599

3. TREASURY STOCK

On February 5, 2004, the Company announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. This program was approved by the Company's Audit Committee.

During the three months ended March 31, 2004 the Company spent $16.6 million on the repurchase of 391,300 shares at an average price of $42.37.

4. EARNINGS PER COMMON SHARE

In accordance with the treasury stock method, the Company has included the following equivalent shares in the calculation of diluted weighted average number of common shares for the three months ended March 31, relating to outstanding stock options.

	2004	2003

Three months ended	1,279,491	895,511

Outstanding options to purchase 1,255,950 and 2,278,100 shares of common stock for the three month periods ended March 31, 2004 and 2003, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

5. OTHER COMPREHENSIVE INCOME

A reconciliation of changes in Other Comprehensive Income for the three months ended March 31 follows:

	2004	2003

Balance at beginning of period	$(18,294)	$(61,649)
Change in currency translation adjustment	(5,280)	(426)
Unrealized gain on cash flow hedging arrangements	-	879

Balance at end of period	$(23,574)	$(61,196)

6. NET PERIODIC BENEFIT COST

Net periodic pension cost for the Company's defined benefit pension plans includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits

	2004	2003	2004	2003

Service cost, net	$127	$134	$3,548	$3,561
Interest cost on projected benefit obligations	1,516	1,899	4,261	4,589
Expected return on plan assets	(1,598)	(1,558)	(5,282)	(5,465)
Recognition of actuarial losses (gains)	569	531	(408)	141

Net periodic pension cost	$614	$1,006	$2,119	$2,826

Net periodic post-retirement benefit cost for the Company's U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	2004	2003

Service cost	$76	$5
Interest cost on projected benefit obligations	522	68
Curtailment gain on plan freeze	-	(1,330)
Net amortization and deferral	(213)	(21)

Net periodic post-retirement benefit cost	$385	$(1,278)

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company expects to make normal employer pension contributions of approximately $11.4 million to its non-U.S. defined benefit pension plans and $2.4 million to its U.S. post-retirement medical plan during the year ended December 31, 2004.

7. OTHER CHARGES (INCOME), NET

Other charges (income), net consists primarily of charges related to the Company's restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

As noted in previous filings, in accordance with U.S. GAAP, the restructuring charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, the Company recorded a restructuring charge of $5.4 million ($3.8 million after tax). This charge comprised the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003.

The Company's significant restructuring programs were substantially completed at December 31, 2003.

7. OTHER CHARGES (INCOME), NET (Continued)

A roll-forward of the Company's accrual for restructuring activities for the three months ended March 31, 2003 follows:

	Employee related	Lease termination	Other	Total

	(a)	(b)	(c)

Balance at December 31, 2002	$11,803	$2,032	$420	$14,255
Restructuring expense	5,444	-	-	5,444
Cash payments	(2,112)	(202)	-	(2,314)
Impact of foreign currency	213	17	6	236

Balance at March 31, 2003	$15,348	$1,847	$426	$17,621

(a)	Employee related costs include severance, medical and early retirement costs for approximately net 300 employees, of which 230 employees had been terminated as of March 31, 2003. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. and Other Western European Operations.
(b)	Lease termination costs primarily relate to the early termination of leases on vacated property, primarily at the Company's Principal U.S. and Other Western European Operations.
(c)	Other costs include expenses associated with equipment dismantling and disposal and other exit costs.

8. SEGMENT REPORTING

The Company has six reportable segments: Principal U.S. Operations, Other Western European Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Asia and Other. In previous reporting periods, results from Asia were included within the Other operating segment. During the three months ended December 31, 2003, the Company's reporting units in Asia exceeded the quantitative threshold for disclosure as a separate operating segment. Segment disclosures for all periods in 2003 have been reclassified accordingly.

The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges).

8. SEGMENT REPORTING (Continued)

The following tables show the operations of the Company's operating segments:

For the three months ended March 31, 2004	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill, net

Principal U.S. Operations	$101,005	$8,385	$109,390	$13,575	$201,295
Other Western European Operations	79,151	5,216	84,367	2,399	84,788
Principal Central European Operations	47,621	14,878	62,499	5,217	26,291
Swiss R&D and Mfg. Operations	12,320	45,772	58,092	9,660	22,575
Asia	38,729	12,439	51,168	8,987	10,251
Other (a)	39,883	10,322	50,205	858	77,452
Eliminations and Corporate (b)	-	(97,012)	(97,012)	(7,884)	-

Total	$318,709	$-	$318,709	$32,812	$422,652

For the three months ended March 31, 2003	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit (c)	Goodwill, net

Principal U.S. Operations	$100,485	$8,847	$109,332	$14,446	$201,663
Other Western European Operations	69,207	5,098	74,305	(3,290)	73,515
Principal Central European Operations	41,144	13,173	54,317	4,682	23,960
Swiss R&D and Mfg. Operations	12,218	39,898	52,116	7,777	21,557
Asia	30,495	7,197	37,692	5,194	8,736
Other (a)	38,259	8,684	46,943	(126)	77,009
Eliminations and Corporate (b)	-	(82,897)	(82,897)	(3,744)	-

Total	$291,808	$-	$291,808	$24,939	$406,440

(a)	Other includes reporting units in Eastern Europe, Latin America and segments from other countries that do not meet the quantitative thresholds, but meet the mojority of the aggregation criteria of SFAS 131.
(b)	Eliminations and Corporate includes the elimination of intersegment transactions and certain corporate expenses, which are not included in the Company's operating segments.
(c)	The results for the three months ended March 31, 2003 include a restructuring charge of $5.4 million recorded in the Other Western European Operations segment.

8. SEGMENT REPORTING (Continued)

Non-GAAP Financial Measures

The Company supplements U.S. GAAP results with non-GAAP financial measures. The principal non-GAAP financial measure used is Adjusted Operating Income. Adjusted Operating Income is defined as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes. The most directly comparable U.S. GAAP financial measure is net earnings.

The Company believes that Adjusted Operating Income is important supplemental information for investors. Adjusted Operating Income, or Segment Profit, is used internally as the principal profit measurement by our segments in their reporting to management. The Company uses this measure because it excludes amortization, interest, other charges and taxes, which are not allocated to the segments.

On a consolidated basis, the Company also believes Adjusted Operating Income is an important supplemental method of measuring profitability. It is used internally by senior management for measuring profitability and setting performance targets for managers and has historically been used as one of the means of publicly providing guidance on possible future results. The Company also believes that Adjusted Operating Income is an important performance measure because it provides a measure of comparability to other companies with different capital or legal structures, which accordingly may be subject to disparate interest rates and effective tax rates, and to companies which may incur different amortization expenses or impairment charges related to intangible assets.

Adjusted Operating Income is used in addition to and in conjunction with results presented in accordance with U.S. GAAP. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to net earnings as an indicator of the Company's performance because of the following limitations.

8. SEGMENT REPORTING (Continued)

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

A reconciliation of Adjusted Operating Income, or Segment Profit, to net earnings for the three months ended March 31 follows:

	2004	2003

Adjusted operating income after restructuring charge (a)	$32,812	$24,939
Amortization	2,808	2,827
Interest expense	3,466	3,905
Other charges, net (excluding restructuring charge)	(64)	(269)
Provision for taxes	7,980	5,541

Net earnings	$18,622	$12,935

(a)	Adjusted Operating Income for 2003 includes a restructuring charge of $5,444 primarily related to headcount reductions and manufacturing transfers. See Note 7 to the interim consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Results of Operations - Consolidated

The following table sets forth certain items from our interim consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 (amounts in thousands).

	March 31, 2004		March 31, 2003
	(unaudited)%		(unaudited)%
Net sales
Products	$243,236	100.0	$224,157	100.0
Service	75,473	100.0	67,651	100.0

Total net sales	318,709	100.0	291,808	100.0

Gross profit
Products	124,955	51.4	110,402	49.3
Service	25,321	33.6	23,256	34.4

Total gross profit	150,276	47.2	133,658	45.8

Research and development	20,655	6.5	18,470	6.3
Selling, general and administrative	96,809	30.4	84,805	29.1
Restructuring charge	-	-	5,444	1.9

Adjusted operating income	32,812	10.3	24,939	8.5

Amortization	2,808	0.9	2,827	1.0
Interest expense	3,466	1.1	3,905	1.3
Other charges (income), net	(64)	(0.0)	(269)	(0.1)

Earnings before taxes	26,602	8.3	18,476	6.3

Provision for taxes	7,980	2.5	5,541	1.9

Net earnings	$18,622	5.8	$12,935	4.4

Net sales

Net sales in U.S. dollars increased 9% during the three months ended March 31, 2004, compared to the corresponding period in 2003. Net sales increased 2% in local currencies. The fluctuation of the U.S. dollar against our major trading currencies increased U.S. dollar reported sales growth by an incremental 7%.

Market conditions remain consistent with our assessment at the end of 2003. Although conditions in Europe appear to be gradually stabilizing, they remain generally quite weak and the timing and strength of a recovery in this region is still in question. However, the Americas continue to show gradual improvement, and Asia remains very strong.

We experienced increased local currency sales in our core laboratory markets during the three months ended March 31, 2004, compared to the corresponding period in 2003, principally driven by strong market acceptance of our new analytical balances. However, the softness we encountered throughout 2003 in drug discovery continued, in part due to product rationalization of our discovery product line, in conjunction with the closure of our drug discovery manufacturing facility in Chicago, with resulting manufacturing consolidation in Delaware.

In our industrial and packaging markets, local currency sales in the three months ended March 31, 2004 were generally consistent with the corresponding period in 2003. We experienced an improvement in our core industrial business, although sales of transportation and logistics products were down relative to strong project activity in 2003. While long-term fundamentals of the market for our transportation and logistics products are strong, the timing of projects can impact the year-over-year comparison significantly.

In our retail markets, local currency sales increased during the three months ended March 31, 2004, compared to the corresponding period in 2003, as customer spending patterns improved relative to weak activity last year, especially in Europe where significant project activity culminated in the quarter.

In total, local currency sales of products increased 1% during the three months ended March 31, 2004 and service revenues (including spare parts) increased 3%, compared to the corresponding period in 2003. Higher service growth was generated by our consultative based value-added services approach, including the provision of instrument qualification and asset management services and training, partly offset by a reduction in sales of spare parts.

Gross margin

The improvement in gross margin for products reflects continuing benefits from our cost rationalization and product transfer initiatives of the last two years, as well as the impact of improving sales volume leveraging our fixed production costs. The decrease in gross margin for services (including spare parts) was principally a result of voluntary investments in our field service organization. Changes in currency exchange rates did not have a significant impact on gross margin for the three months ended March 31, 2004, relative to the corresponding period in 2003.

Research and development and selling, general and administrative expenses

Research and development expenses increased 6% in local currencies during the three months ended March 31, 2004, compared to the corresponding period in 2003. The increase is principally attributable to our new laboratory product pipeline.

Selling, general and administrative expenses increased 6% in local currencies during the three months ended March 31, 2004, compared to the corresponding period in 2003. This is comprised of approximately 2.5% of comparable year-over-year increase, with the remaining amount due to costs related to new product launches, a North American sales meeting which we hold every five years, and certain other restructuring charges, enacted to further reduce our cost structure for the future.

Interest expense, taxes and net earnings

Interest expense decreased 11% in the three months ended March 31, 2004, compared to the corresponding period in 2003, principally due to lower average borrowings during 2004. The provision for taxes is based upon our projected 30% annual effective tax rate for the related periods.

During the three months ended March 31, 2003, we incurred a restructuring charge of $5.4 million ($3.8 million after tax) related to the final union settlement on the closure of our French manufacturing facility. In the consolidated statements of operations, this restructuring charge is included within Other charges (income), net

Net earnings increased 44% in the three months ended March 31, 2004, compared to the corresponding period in 2003. The increase reflects improving sales volume in 2004 and the benefits from our cost rationalization initiatives, as well as the impact of the related restructuring charge of $3.8 million (after tax) recorded in 2003.

Non-GAAP Financial Measures

We supplement our U.S. GAAP results with non-GAAP financial measures. The principal non-GAAP financial measure we use is Adjusted Operating Income. We define Adjusted Operating Income as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes. The most directly comparable U.S. GAAP financial measure is net earnings.

We believe that Adjusted Operating Income is important supplemental information for investors. Adjusted Operating Income is used internally as the principal profit measurement by our segments in their reporting to management. We use this measure because it excludes amortization, interest, other charges and taxes, which are not allocated to the segments.

On a consolidated basis, we also believe Adjusted Operating Income is an important supplemental method of measuring profitability. It is used internally by senior management for measuring profitability, setting performance targets for managers and has historically been used as one of the means of publicly providing guidance on possible future results. We also believe that Adjusted Operating Income is an important performance measure because it provides a measure of comparability to other companies with different capital or legal structures, which accordingly may be subject to disparate interest rates and effective tax rates, and to companies which may incur different amortization expenses or impairment charges related to intangible assets.

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

Our Adjusted Operating Income increased 32% during the three months ended March 31, 2004 compared to the corresponding period in 2003. The increase reflects improving sales volume in 2004 and the benefits from our cost rationalization initiatives, as well as the impact of the related restructuring charge of $5.4 million recorded in 2003. This performance was achieved while we continued to invest in product development and in our distribution and field service infrastructure.

Results of Operations - by Operating Segment

Principal U.S. Operations

	Three months ended March 31
	2004	2003	%1)
Net sales	$101,005	$100,485	1%
Segment profit	$13,575	$14,446	-6%

1)Represents local currency growth (decline) for net sales and U.S. dollar growth (decline) for segment profit

The increase in local currency sales to external customers reflects solid results for our core laboratory and retail products. These trends were partially offset by reduced sales in our U.S. industrial business, which was down relative to strong 2003 project activity, particularly for transportation and logistics products.

The decrease in segment profit reflects the impact of increased sales volume offset by additional costs related to product launches and a North American sales meeting, which we hold every five years.

Other Western European Operations (including France, U.K., Italy and Spain)

	Three months ended March 31
	2004	2003	%1)
Net sales	$79,151	$69,207	-1%
Segment profit	$2,399	$(3,290)	173%

1)Represents local currency growth (decline) for net sales and U.S. dollar growth (decline) for segment profit

The decline in local currency sales to external customers reflects lower sales in our industrial business. These trends were partially offset by solid results for retail products, where customer spending patterns improved relative to weak activity last year.

The increase in segment profit is principally a result of the restructuring charge of $5.4 million recorded in 2003 and the benefits of the related cost rationalization initiatives, partially offset by the impact of declines in sales volume.

Principal Central European Operations (including Germany)

	Three months ended March 31
	2004	2003	%1)
Net sales	$47,621	$41,144	1%
Segment profit	$5,217	$4,682	11%

1)Represents local currency growth (decline) for net sales and U.S. dollar growth (decline) for segment profit

The increase in local currency sales to external customers reflects solid results for retail products, where customer spending patterns improved relative to weak activity last year. These trends were partially offset by lower sales of packaging products.

The increase in segment profit is principally a result of the sales trends identified above, as well as benefits from our cost rationalization initiatives.

Swiss R&D and Manufacturing Operations

	Three months ended March 31
	2004	2003	%1)
Net sales	$12,320	$12,218	-7%
Segment profit	$9,660	$7,777	24%

1)Represents local currency growth (decline) for net sales and U.S. dollar growth (decline) for segment profit

The decline in local currency sales to external customers reflects a reduction in sales of electronic components. These trends were partially offset by increased sales of our core laboratory products.

The increase in segment profit is principally a result of the impact of increased sales of core laboratory products, in particular laboratory balances.

Asia

	Three months ended March 31
	2004	2003	%1)
Net sales	$38,729	$30,495	23%
Segment profit	$8,987	$5,194	73%

1)Represents local currency growth (decline) for net sales and U.S. dollar growth (decline) for segment profit

The increase in local currency sales to external customers reflects strong sales performance throughout the region for most of our product lines, but in particular for industrial and laboratory products. China was particularly strong, while Japan appears to have stabilized relative to last year.

The increase in segment profit reflects the leverage of our fixed cost structure in conjunction with strong sales performance.

Other

	Three months ended March 31
	2004	2003	%1)
Net sales	$39,883	$38,259	-2%
Segment profit	$858	$(126)	781%

1)Represents local currency growth (decline) for net sales and U.S. dollar growth (decline) for segment profit

The decline in local currency sales to external customers reflects continued softness in sales of our drug discovery products, in part due to product rationalization of our discovery product line, in conjunction with the closure of our drug discovery manufacturing facility in Chicago, with resulting manufacturing consolidation in Delaware. These trends were partially offset by modest sales growth in countries such as Russia and Australia, and in Eastern Europe.

The increase in segment profit reflects the sales growth trends in regions highlighted above, as well as the benefits of our cost restructuring initiatives, including those related to drug discovery.

Liquidity and Capital Resources

Cash flow statistics

	Three months ended	Three months ended	Increase
	March 31, 2004	March 31, 2003	(decrease) %
Net cash provided by operating activities	$29,423	$8,671	239%
Cash flows from investing activities
Acquisitions	-	(197)	n/a
Capital expenditures	$(5,869)	$(4,737)	24%

The increase in net cash provided by operating activities in the three months ended March 31, 2004 compared to the corresponding period in 2003, includes a benefit of approximately $8 million as a result of the timing of our interest and tax payments. The remainder of the increase is principally attributable to improved management of operating assets and liabilities. Net cash provided by operating activities includes restructuring payments of $2.0 million in 2004 compared to $2.3 million in 2003.

We continue to explore potential acquisitions. In connection with any acquisition we may incur additional indebtedness.

Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. The increase in capital expenditures during the three months ended March 31, 2004, as compared to the corresponding period in 2003, is primarily attributable to investment in our manufacturing facilities in the U.K. and China. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

Net debt

	March 31, 2004
	U.S. dollar	Other principal trading currencies	Total
$150m Senior notes (net of unamortized discount)	$151,378	$-	$151,378
Credit facility	946	59,101	60,047

Total long-term debt	152,324	59,101	211,425
Other local arrangements	8,216	10,657	18,873

Total debt	$160,540	$69,758	230,298
Less: Cash and cash equivalents			(44,768)

Total net debt			$185,530

As of March 31, 2004, we had $231.9 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

During the three months ended March 31, 2004 we spent $16.6 million on the repurchase of 391,300 shares at an average price of $42.37.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our operating expenses than Swiss franc denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2004, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated, would result in an increase of approximately $7.8 million in the reported U.S. dollar value of the debt.

Forward-Looking Statements and Associated Risks

Some of the statements in this quarterly report constitute "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth opportunities in both developed markets and emerging markets, planned research and development efforts, product introductions and innovation, manufacturing capacity, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, research and development expenditures, competitors' product development, expected capital expenditures, future cash sources and requirements, liquidity, impact of taxes, expected compliance with laws, impact of environmental costs, expected cost savings and benefits of completed or future acquisitions, which involve known and unknown risks, uncertainties and other factors that may cause our or our businesses' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Factors affecting our future operating results" in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2003, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2004, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the three months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

January 1 to January 31, 2004	-	-	-	-
February 1 to February 29, 2004	150,900	$42.80	150,900	$93,537
March 1 to March 31, 2004	240,400	$42.10	240,400	$83,409

Total	391,300	$42.37	391,300	$83,409

The Company has only one share repurchase program. Under this program, announced on February 5, 2004, the Company is authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other information. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	32	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K

	Date Furnished or Filed	Item Reported

	April 29, 2004	Press release announcing first quarter 2004 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mettler-Toledo International Inc.

Date: May 10, 2004	By: /s/ Dennis W. Braun

Dennis W. Braun
Group Vice President and
Chief Financial Officer