Form 10-Q/A
period 2004-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2004-05-12
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes       X          No     ____

The Registrant had 44,277,211 shares of Common Stock outstanding at March 31, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).    Yes     X   No ____

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	3

SIGNATURE		4

EXPLANATORY NOTE

The Company is filing this Report on Form 10-Q/A to amend its Report on Form 10-Q for the quarterly period ended March 31, 2004. The amendment consists of the addition of the disclosure in Item 1 of Part I. No other changes have been made to the original Form 10-Q filed on May 10, 2004.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

The Company's independent auditors, PricewaterhouseCoopers AG, have not completed their review of the interim financial statements incorporated into this Form 10-Q/A.

The Company has received allegations from an employee. Based on the nature of the allegations and management's initial review, the Company believes the allegations are unfounded and, in any event, would not impact the Company's financial statements. However, as a matter of good corporate governance, the Company's Audit Committee decided to conduct an independent investigation of the allegations.

As a result, the Company has been advised by PricewaterhouseCoopers AG that professional standards will not allow them to complete their review of the interim financial statements until a review of the allegations has been concluded.

PART II. OTHER INFORMATION

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

Mettler-Toledo International Inc.

Date: May 11, 2004	By: /s/ Dennis W. Braun

Dennis W. Braun
Group Vice President and
Chief Financial Officer