Form 10-Q
period 2004-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2004-08-09
CIK 1037646

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

                       Commission File Number 1-13595

                     Mettler-Toledo International Inc.
          ------------------------------------------------------
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

The Registrant had 44,439,952 shares of Common Stock outstanding at June 30, 2004.

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12 b-2 of the Exchange Act). Yes   X     No
                                                 -----      ----

                     METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           PAGE

                       PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          MONTHS ENDED JUNE 30, 2004 AND 2003..........................       3

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
          MONTHS ENDED JUNE 30, 2004 AND 2003..........................       4

          INTERIM CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004
          AND DECEMBER 31, 2003........................................       5

          INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          AND COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS
          ENDED JUNE 30, 2004 AND 2003.................................       6

          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
          MONTHS ENDED JUNE 30, 2004 AND 2003..........................       7

          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
          AT JUNE 30, 2004.............................................       8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS....................................      19

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...      28

Item 4.   CONTROLS AND PROCEDURES......................................      28

                         PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS............................................      29

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS....................      29

Item 3.   DEFAULTS UPON SENIOR SECURITIES..............................      29

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........      30

Item 5.   OTHER INFORMATION............................................      30

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................      30

SIGNATURE..............................................................      32

                       PART I. FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     METTLER-TOLEDO INTERNATIONAL INC.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      JUNE 30,      JUNE 30,
                                                       2004          2003
                                                       ----          ----
                                                     (UNAUDITED)   (UNAUDITED)

Net sales

    Products.......................................   $266,448      $248,103
    Service........................................     78,044        73,260
                                                      --------      --------
Total net sales....................................    344,492       321,363
Cost of sales
    Products.......................................    126,784       117,530
    Service........................................     49,789        47,422
                                                      --------      --------
Gross profit.......................................    167,919       156,411
Research and development...........................     20,164        19,338
Selling, general and administrative................    101,020        94,008
Amortization.......................................      2,896         2,840
Interest expense...................................      3,272         3,671
Other charges (income), net........................        (32)         (276)
                                                      --------      --------
    Earnings before taxes .........................     40,599        36,830
Provision for taxes................................     12,181        11,050
                                                      --------      --------
    Net earnings...................................   $ 28,418      $ 25,780
                                                      ========      ========

Basic earnings per common share:

    Net earnings...................................   $   0.64      $   0.58
    Weighted average number of common shares....... 44,469,648    44,434,612

Diluted earnings per common share:

    Net earnings...................................   $   0.62       $  0.57
    Weighted average number of common shares....... 45,750,652    45,467,106



            The accompanying notes are an integral part of these
                 interim consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     JUNE 30,      JUNE 30,
                                                      2004          2003
                                                      ----          ----
                                                    (UNAUDITED)   (UNAUDITED)

Net sales
    Products.......................................   $509,684      $472,260
    Service........................................    153,517       140,911
                                                      --------      --------
Total net sales....................................    663,201       613,171
Cost of sales
    Products.......................................    245,064       231,286
    Service........................................     99,942        91,816
                                                      --------      --------
Gross profit.......................................    318,195       290,069
Research and development...........................     40,819        37,808
Selling, general and administrative................    197,829       178,813
Amortization.......................................      5,704         5,667
Interest expense...................................      6,738         7,576
Other charges (income), net   (see Note 7).........        (96)        4,899
                                                      --------      --------
    Earnings before taxes .........................     67,201        55,306
Provision for taxes................................     20,161        16,591
                                                      --------      --------
    Net earnings...................................   $ 47,040      $ 38,715
                                                      ========      ========

Basic earnings per common share:

    Net earnings...................................   $   1.06      $   0.87
    Weighted average number of common shares....... 44,513,546    44,413,962

Diluted earnings per common share:

    Net earnings...................................   $   1.03      $   0.85
    Weighted average number of common shares....... 45,793,793    45,377,964


        The accompanying notes are an integral part of these interim consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
                    INTERIM CONSOLIDATED BALANCE SHEETS
                 AS OF JUNE 30, 2004 AND DECEMBER 31, 2003
                     (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      JUNE 30,   DECEMBER 31,
                                                                        2004         2003
                                                                        ----         ----
                                                                     (UNAUDITED)
                                   ASSETS

Current assets:
    Cash and cash equivalents....................................  $   47,613    $   45,116
    Trade accounts receivable, less allowances of $10,250
          at June 30, 2004 and $10,489 at December 31, 2003......     247,423       249,353
    Inventories, less allowances of $34,902 at June 30, 2004 and
          $38,745 at December 31, 2003...........................     153,292       151,764
    Current deferred tax assets, net.............................      27,476        27,644
    Other current assets and prepaid expenses....................      34,850        31,660
                                                                   ----------    ----------
          Total current assets...................................     510,654       505,537
Property, plant and equipment, net...............................     223,723       231,512
Goodwill, net ...................................................     424,440       421,940
Other intangible assets, net.....................................     125,067       126,874
Non-current deferred tax assets, net.............................      39,949        40,683
Other non-current assets.........................................      61,604        60,730
                                                                   ----------    ----------
          Total assets...........................................  $1,385,437    $1,387,276
                                                                   ==========    ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Trade accounts payable.......................................  $   66,214    $   68,243
    Accrued and other current liabilities........................     101,019        97,966
    Accrued compensation and related items.......................      53,972        56,575
    Deferred service revenue and customer prepayments............      36,821        20,759
    Taxes payable................................................      54,019        51,347
    Current deferred tax liabilities.............................      14,642        14,742
    Short-term borrowings and current maturities of
          long-term debt.........................................      18,800        18,277
                                                                   ----------    ----------
          Total current liabilities..............................     345,487       327,909
Long-term debt...................................................     172,806       223,239
Non-current deferred taxes.......................................      46,179        46,519
Other non-current liabilities....................................     133,849       135,613
                                                                   ----------    ----------
          Total liabilities......................................     698,321       733,280

Shareholders' equity:

    Preferred stock, $0.01 par value per share; authorized
          10,000,000 shares; issued 0 ...........................           -             -
    Common stock, $0.01 par value per share; authorized
          125,000,000 shares; issued 44,771,111 and 44,582,017
          shares, outstanding 44,439,952 and 44,582,017 shares
          at June 30, 2004 and December 31, 2003, respectively...         448           446
    Additional paid-in capital...................................     475,610       471,628
    Treasury stock at cost (331,159 and 0 shares at June 30, 2004
          and December 31, 2003, respectively)...................     (14,139)            -
    Retained earnings............................................     244,745       200,216
    Accumulated other comprehensive loss.........................     (19,548)      (18,294)
                                                                   ----------    ----------
          Total shareholders' equity.............................     687,116       653,996
Commitments and contingencies....................................           -             -
                                                                   ----------    ----------
          Total liabilities and shareholders' equity.............  $1,385,437    $1,387,276
                                                                   ==========    ==========

            The accompanying notes are an integral part of these
                 interim consolidated financial statements.

                                  METTLER-TOLEDO INTERNATIONAL INC.
                     INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                                     COMPREHENSIVE INCOME (LOSS)
                               SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                             (UNAUDITED)


                                        COMMON STOCK                                                   ACCUMULATED OTHER
                                        ------------           ADDITIONAL     TREASURY     RETAINED      COMPREHENSIVE
                                      SHARES      AMOUNT    PAID-IN CAPITAL    STOCK       EARNINGS       INCOME (LOSS)       TOTAL
                                      ------      ------    ---------------   --------     --------      ----------------      -----


Balance at December 31, 2003 ........ 44,582,017  $     446   $   471,628    $         -  $  200,216     $ (18,294)     $  653,996
Exercise of stock options ...........    316,335          2         3,982          5,433      (2,511)            -           6,906
Repurchases of common stock .........   (458,400)         -             -        (19,572)          -             -         (19,572)
Comprehensive income:
Net earnings ........................          -          -             -              -      47,040             -          47,040
Change in currency translation
     adjustment .....................          -          -             -              -           -        (1,254)         (1,254)
                                                                                                                        ----------
Comprehensive income ................                                                                                       45,786
                                     -----------  ---------   -----------    -----------  ----------    ----------      ----------
Balance at June 30, 2004 ............ 44,439,952  $     448   $   475,610    $   (14,139) $  244,745    $  (19,548)     $  687,116
                                     ===========  =========   ===========    ===========  ==========    ==========      ==========

Balance at December 31, 2002 ........ 44,384,820  $     444   $   459,213    $         -     104,378    $  (61,649)     $  502,386
Exercise of stock options ...........     49,792          -         1,176              -           -             -           1,176
Comprehensive income:
Net earnings ........................          -          -             -              -      38,715             -          38,715
Unrealized gain on cash-flow hedging
     instruments                               -          -             -              -           -         2,185           2,185
Change in currency translation
     adjustment .....................          -          -             -              -           -         9,152           9,152
                                                                                                                        ----------
Comprehensive income ................                                                                                       50,052
                                     -----------  ---------   -----------    -----------  ----------    ----------      ----------
Balance at June 30, 2003 ............ 44,434,612  $     444   $   460,389    $         -     143,093    $  (50,312)     $  553,614
                                     ===========  =========   ===========    ===========  ==========    ==========      ==========


           The accompanying notes are an integral part of these interim consolidated financial statements.


                              METTLER-TOLEDO INTERNATIONAL INC.
                        INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                           SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                        (IN THOUSANDS)


                                                                  JUNE 30,        JUNE 30,
                                                                    2004            2003
                                                                    ----            ----
                                                                (UNAUDITED)     (UNAUDITED)

Cash flow from operating activities:

    Net earnings...........................................     $  47,040       $  38,715
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation.......................................        12,911          12,689
        Amortization.......................................         5,704           5,667
        Other..............................................           281             172
        Increase (decrease) in cash resulting from
           changes in:
          Trade accounts receivable, net...................        (2,766)         15,227
          Inventories......................................        (2,019)        (12,526)
          Other current assets.............................        (2,484)         (8,397)
          Trade accounts payable...........................        (1,516)        (10,089)
          Taxes payable....................................         2,448          (4,102)
          Accruals and other current and non-current
             liabilities...................................        15,324           2,035
                                                                ---------       ---------
             Net cash provided by operating activities.....        74,923          39,391
                                                                ---------       ---------
Cash flows from investing activities:

    Proceeds from sale of property, plant and equipment....         1,376             604
    Purchase of property, plant and equipment..............       (10,667)        (10,602)
    Acquisitions...........................................          (991)         (1,972)
                                                                ---------       ---------
             Net cash used in investing activities.........       (10,282)        (11,970)
                                                                ---------       ---------
Cash flows from financing activities:

    Proceeds from borrowings...............................        36,738          37,301
    Repayments of borrowings...............................       (86,500)        (62,690)
    Proceeds from exercise of stock options................         6,906           1,176
    Repurchases of common stock............................       (19,572)              -
                                                                ---------       ---------
             Net cash used in financing activities.........       (62,428)        (24,213)
                                                                ---------       ---------
Effect of exchange rate changes on cash and cash
    equivalents............................................           284             515
                                                                ---------       ---------
Net increase in cash and cash equivalents..................         2,497           3,723

Cash and cash equivalents:
    Beginning of period....................................        45,116          31,427
                                                                ---------       ---------
    End of period..........................................     $  47,613       $  35,150
                                                                =========       =========


            The accompanying notes are an integral part of these
                 interim consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        AT JUNE 30, 2004 - UNAUDITED
                   (In thousands unless otherwise stated)

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

     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 should be read in conjunction with the December 31, 2003 and 2002 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

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

     Inventories, net consisted of the following at June 30, 2004 and December 31, 2003:

                                                        June 30,    December 31
                                                          2004         2003
                                                       ----------    ----------

     Raw materials and parts.........................  $  71,134     $  71,950
     Work in progress................................     32,117        32,432
     Finished goods..................................     50,041        47,382
                                                       ---------     ---------
                                                       $ 153,292     $ 151,764
                                                       =========     =========
Other Intangible Assets

     Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of other intangible assets subject to amortization in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

     Other intangible assets consisted of the following at June 30, 2004 and December 31, 2003.


                                              June 30, 2004               December 31, 2003
                                          -----------------------    -----------------------
                                            Gross      Accumulated      Gross       Accumulated
                                            amount     amortization     amount      amortization
                                            ------     ------------     ------      ------------

        Customer relationships.........   $ 70,955     $  (4,281)     $  70,955       $ (3,424)
        Proven technology and patents..     19,999        (4,737)        19,999         (3,809)
        Tradename (finite life)........        893          (101)           893           (79)
        Tradename (indefinite life)....     22,434             -         22,434              -
        Intellectual property license
          (indefinite life)............     19,905             -         19,905              -
                                          --------     ---------      ---------       --------
                                          $134,186     $  (9,119)     $ 134,186       $ (7,312)
                                          ========     =========      =========       ========

     Other intangible assets substantially relate to the acquisition of Rainin. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $3.7 million for each of the next five years.

     The Company had amortization expense associated with the above intangible assets of $1.8 million and $1.7 million for the six months ended June 30, 2004 and 2003, respectively.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
         (In thousands except share data, unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Stock Based Compensation

     The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan.

     Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," the Company's net earnings and basic and diluted net earnings per common share for the three and six month periods ended June 30 would have been as follows:

                                           Three months ended    Six months ended
                                                June 30,             June 30,
                                            2004       2003       2004         2003
                                            ----       ----       ----         ----
Net earnings:
  As reported..........................   $28,418     $25,780     $47,040      $38,715
  Compensation expense.................    (1,843)     (1,502)     (3,704)      (2,997)
                                          -------     -------     -------      -------
  Pro forma............................   $26,575     $24,278     $43,336      $35,718
                                          =======     =======     =======      =======
Basic earnings per common share:
  As reported..........................   $  0.64     $  0.58     $  1.06      $  0.87
  Compensation expense.................     (0.04)      (0.03)      (0.09)       (0.07)
                                          -------     -------     -------      -------
  Pro forma............................   $  0.60     $  0.55     $  0.97      $  0.80
                                          =======     =======     =======      =======
  Weighted average number of common
  shares ..............................44,469,648  44,434,612   4,513,546   44,413,962

Diluted earnings per common share:
  As reported..........................   $  0.62     $  0.57     $  1.03      $  0.85
  Compensation expense.................     (0.04)      (0.04)      (0.08)       (0.06)
                                          -------     -------     -------      -------
  Pro forma............................    $ 0.58     $  0.53     $  0.95      $  0.79
                                          =======     =======     =======      =======
  Weighted average number of common
  shares ..............................45,548,618  45,387,465  45,582,791   45,326,888



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

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

Warranty (continued)

     Changes to the Company's accrual for product warranties for the six months ended June 30 are as follows:
                                                       2004          2003
                                                    ---------     ---------
     Balance at beginning of period...........      $ 10,121       $  8,850
     Accruals for warranties..................         5,481          5,829
     Payments / utilizations..................        (5,686)        (5,291)
                                                    --------       --------
     Balance at end of period.................      $  9,916       $  9,388
                                                    ========       ========

Recent Accounting Pronouncements

     In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position FAS 106-2 ("FSP FAS 106-2"), "Accounting and Disclosure Requirements Relating to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". The Company is currently evaluating the impact of FSP FAS 106-2, which is effective for interim financial periods beginning after June 15, 2004.

3.   BUSINESS COMBINATIONS

     The terms of certain of the Company's acquisitions in 2003 and earlier years provide for possible additional earn-out payments. During the six months ended June 30, 2004 and June 30, 2003 the Company made additional cash payments of approximately $1.0 million and $2.0 million respectively, related to acquisitions consummated in prior years. The Company accounted for the additional consideration using the purchase method of accounting and classified the payments as additional goodwill, primarily within the Company's Principal U.S. Operations segment.

4.   TREASURY STOCK

     On February 5, 2004, the Company announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. This program was approved by the Company's Board of Directors.

     During the six months ended June 30, 2004 the Company spent $19.6 million on the repurchase of 458,400 shares at an average price of $42.67, but had suspended the program upon commencement of the investigation. See
Part II Item 2 regarding details of the share repurchase program for the three months ended June 30, 2004. As of June 30, 2004, 127,241 shares held in treasury were reissued for the exercise of stock options.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
         (In thousands, except share data, unless otherwise stated)

5.   EARNINGS PER COMMON SHARE

     In accordance with the treasury stock method, the Company has included the following equivalent shares in the calculation of diluted weighted average number of common shares for the three and six month periods ended June 30, relating to outstanding stock options.

                                                       2004             2003
                                                  -------------    -------------
   Three months ended..........................    1,281,004         1,032,494

   Six months ended............................    1,280,247           964,002

     Outstanding options to purchase 598,850 and 1,544,650 shares of common stock for the three month periods ended June 30, 2004 and 2003 respectively, and options to purchase 927,400 and 1,911,375 shares of common stock for the six month periods ended June 30, 2004 and 2003 respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

6.   NET PERIODIC BENEFIT COST

     Net periodic cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:


                                                            Non-U.S. Pension          Other U.S.
                                                            ----------------          ----------
                                       U.S Pension Benefits      Benefits       Post-retirement benefits
                                       --------------------      --------       ------------------------
                                        2004       2003       2004      2003        2004      2003
                                        ----       ----       ----      ----        ----      ----
Service cost, net....................  $  127  $    134     $ 3,797  $  3,783    $    76    $    6
Interest cost on projected
  benefit obligations................   1,515     1,638       4,124     4,722        404       469
Expected return on plan assets.......  (1,597)   (1,558)     (5,182)   (5,824)         -         -
Recognition of actuarial losses
  (gains)............................     570       531        (398)      375       (210)      (22)
                                       ------  --------     -------  --------    -------    ------
Net periodic pension cost............  $  615  $    745     $ 2,341  $  3,056    $   270    $  453
                                       ======  ========     =======  ========    =======    ======

     Net periodic cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:



                                                            Non-U.S. Pension          Other U.S.
                                                            ----------------          ----------
                                       U.S Pension Benefits      Benefits       Post-retirement benefits
                                       --------------------      --------       ------------------------
                                        2004       2003       2004      2003        2004      2003
                                        ----       ----       ----      ----        ----      ----
Service cost, net....................  $  254   $    268    $ 7,346  $  7,343    $   153    $   11
Interest cost on projected
  benefit obligations................   3,031      3,537      8,385     9,311        926       537
Expected return on plan assets.......  (3,195)    (3,116)   (10,464)  (11,289)         -         -
Recognition of actuarial losses
  (gains)............................   1,139      1,062       (807)      515       (424)      (43)
Curtailment gain on plan freeze......       -          -          -         -          -    (1,330)
                                       ------    -------    -------  --------    -------    ------
Net periodic pension cost............  $1,229   $  1,751    $ 4,460  $  5,880    $   655    $ (825)
                                       ======   ========    =======  ========    =======    ======

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
                  (In thousands, unless otherwise stated)

6.   NET PERIODIC BENEFIT COST (CONTINUED)

     As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2003, the Company expects to make normal employer pension contributions of approximately $11.4 million to its non-U.S. defined benefit pension plans and $2.4 million to its U.S. post-retirement medical plan during the year ended December 31, 2004. The Company may make additional voluntary contributions to its pension plans from time to time.

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

8.  COMPREHENSIVE INCOME

        The components of comprehensive income, net of tax, for the three and six month periods ended June 30 were as follows:


                                      Three months ended June 30,       Six months ended June 30,
                                          2004            2003             2004           2003
                                      --------------------------       -------------------------
Net earnings..........................  $ 28,418     $  25,780        $  47,040       $ 38,715
Other comprehensive income:
 Change in currency translation
   adjustment.........................     4,026         9,578           (1,254)         9,152
 Unrealized gain on cash flow
   hedging arrangements...............         -         1,306                -          2,185
                                        --------     ---------        ---------       --------
                                        $ 32,444     $  36,664        $  45,786       $ 50,052
                                        ========     =========        =========       ========


                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

9.   SEGMENT REPORTING

     The Company has six reportable segments: Principal U.S. Operations, Other Western European Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Asia and Other. In previous reporting periods, results from Asia were included within the Other operating segment. During the three months ended December 31, 2003, the Company's reporting units in Asia exceeded the quantitative threshold for disclosure as a separate operating segment. Segment disclosures for all periods in 2003 have been reclassified accordingly. As the segments below have different mixes of external customer and inter-segment sales, changes in transfer pricing can impact the profitability of individual segments from year to year. However, such changes have no impact on consolidated profitability.

     The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges).

     The following tables show the operations of the Company's operating segments:


                        Net sales       Net sales
For the three months    to external     to other        Total      Segment       Goodwill,
ended June 30, 2004     customers       segments      net sales     profit         net
-------------------    -------------    ----------    ---------    -------      ---------
Principal U.S.
  Operations ..........     $111,640    $   7,854     $ 119,494    $  18,047    $ 202,284
Other Western European
  Operations ..........       80,119        6,205        86,324        5,782       85,273
Principal Central
  European Operations.        47,623       15,654        63,277        5,701       26,322
Swiss R&D and Mfg
  Operations ..........       11,933       51,126        63,059       10,893       23,010
Asia ..................       42,515       12,971        55,486        9,784       10,175
Other (a) .............       50,662       11,672        62,334        5,602       77,376
Eliminations and
  Corporate (b) .......            -     (105,482)     (105,482)      (9,074)           -
                           ---------    ---------     ---------    ---------    ---------
Total .................    $ 344,492    $       -     $ 344,492    $  46,735    $ 424,440
                           =========    =========     =========    =========    =========



                        Net sales       Net sales
For the six months      to external     to other        Total      Segment
ended June 30, 2004     customers       segments      net sales     profit
-------------------    -------------    ----------    ---------    -------
Principal U.S.
  Operations...........    $ 212,645    $  16,239     $ 228,884    $  31,622
Other Western European
  Operations...........      159,269       11,422       170,691        8,181
Principal Central
  European Operations..       95,245       30,531       125,776       10,918
Swiss R&D and Mfg.
  Operations...........       24,252       96,898       121,150       20,553
Asia...................       81,244       25,410       106,654       18,771
Other (a)..............       90,546       21,994       112,540        6,460
Eliminations and
  Corporate (b)........            -     (202,494)     (202,494)     (16,958)
                           ---------    ---------     ---------    ---------
Total.................     $ 663,201    $      -      $ 663,201    $  79,547
                           =========    =========     =========    =========

Footnotes on following page.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

9.   SEGMENT REPORTING (CONTINUED)


                        Net sales       Net sales
For the three months    to external     to other        Total      Segment       Goodwill,
ended June 30, 2003     customers       segments      net sales     profit         net
-------------------    -------------    ----------    ---------    -------      ---------
Principal U.S.
  Operations..........     $ 107,827     $  9,909     $ 117,736     $ 19,126    $ 202,781
Other Western European
  Operations..........        77,972        5,713        83,685        7,331       77,161
Principal Central
  European Operations.        44,757       15,699        60,456        5,553       25,153
Swiss R&D and Mfg.
  Operations..........        12,553       43,027        55,580        8,857       21,869
Asia..................        32,990        9,979        42,969        7,013        8,832
Other (a).............        45,264        8,659        53,923        1,881       78,182
Eliminations and
  Corporate (b).......             -      (92,986)      (92,986)      (6,696)           -
                           ---------    ---------     ---------     --------    ---------
Total.................     $ 321,363    $       -     $ 321,363    $  43,065    $ 413,978
                           =========    =========     =========    =========    =========


                        Net sales       Net sales
For the six months      to external     to other        Total      Segment
ended June 30, 2003     customers       segments      net sales    profit(c)
-------------------    -------------    ----------    ---------    ---------
Principal U.S.
  Operations...........    $ 208,312    $  18,756     $ 227,068    $  33,572
Other Western European
  Operations..........       147,179       10,811       157,990        4,041
Principal Central
  European Operations.        85,901       28,872       114,773       10,235
Swiss R&D and Mfg.
  Operations..........        24,770       82,925       107,695       16,634
Asia..................        63,485       17,176        80,661       12,208
Other (a).............        83,524       17,343       100,867        1,755
Eliminations and
  Corporate (b).......             -     (175,883)     (175,883)     (10,441)
                           ---------    ---------     ---------    ---------
Total.................     $ 613,171    $       -     $ 613,171     $ 68,004
                           =========    =========     =========    =========


(a) Other includes reporting units in Eastern Europe, Latin America and units from other countries that do not meet the quantitative thresholds, but meet the majority of the aggregation criteria of SFAS 131.

(b) Eliminations and Corporate includes the elimination of intersegment transactions and certain corporate expenses, which are not included in the Company's operating segments.

(c) The results for the six months ended June 30, 2003 include a restructuring charge of $5.4 million recorded in the Other Western European Operations segment.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

9.   SEGMENT REPORTING (CONTINUED)

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

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

9.   SEGMENT REPORTING (CONTINUED)

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

     A reconciliation of Adjusted Operating Income, or Segment Profit, to net earnings for the three and six month periods ended June 30 follows:


                                                Three months ended                  Six months ended
                                          June 30, 2004   June 30, 2003    June 30, 2004   June 30, 2003
                                          -------------   -------------    -------------   -------------
Adjusted operating income after
  restructuring charge (a)................  $  46,735       $  43,065        $  79,547       $  68,004
Amortization..............................      2,896           2,840            5,704           5,667
Interest expense..........................      3,272           3,671            6,738           7,576
Other charges, net (excluding
 restructuring charge)....................        (32)           (276)             (96)           (545)
Provision for taxes.......................     12,181          11,050           20,161          16,591
                                            ---------       ---------        ---------       ---------
Net earnings..............................  $  28,418       $  25,780        $  47,040       $  38,715
                                            =========       =========        =========       ==========

------------------

(a) Adjusted Operating Income for the six months ended June 30, 2003 includes a restructuring charge of $5,444 primarily related to headcount reductions and manufacturing transfers. See Note 7 to the interim consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                  AT JUNE 30, 2004 - UNAUDITED (CONTINUED)
                   (In thousands unless otherwise stated)

10.   RELATED PARTY TRANSACTIONS

     As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the three and six months ended June 30, 2004 and 2003, the Company made lease payments in respect of this agreement of $0.5 million and $0.5 million respectively, and $1.1 million and $1.0 million respectively. In addition, Rainin continued to purchase certain products from its former owner. During the three and six months ended June 30, 2004 and 2003, the volume of these purchases was $0.3 million and $0.4 million respectively, and $0.6 million and $0.7 million respectively. The agreement to purchase these products will be terminated during the third quarter of 2004. This termination is not expected to have a material impact on the Company's consolidated financial statements. All of the Company's transactions with the former owner of Rainin are in the normal course of business.

11.  CONTINGENCIES

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

GENERAL

     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

RESULTS OF OPERATIONS - CONSOLIDATED

     The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003 (amounts in thousands).


                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                              ---------------------------          -------------------------
                               2004            2003               2004             2003
                               ----            ----               ----             ----
                            (UNAUDITED)  %  (UNAUDITED)  %     (UNAUDITED)  %   (UNAUDITED)  %
Net sales
   Products................ $ 266,448 100.0  $ 248,103 100.0   $  509,684 100.0  $ 472,260 100.0
   Service.................    78,044 100.0     73,260 100.0      153,517 100.0    140,911 100.0
                            --------- -----  --------- -----   ---------- -----  --------- -----
Total net sales............   344,492 100.0    321,363 100.0      663,201 100.0    613,171 100.0

Gross profit
   Products................   139,664  52.4    130,573  52.6      264,620  51.9    240,974  51.0
   Service.................    28,255  36.2     25,838  35.3       53,575  34.9     49,095  34.8
                            --------- -----  --------- -----   ---------- -----  --------- -----
Total gross profit.........   167,919  48.7    156,411  48.7      318,195  48.0    290,069  47.3

Research and development...    20,164   5.8     19,338   6.0       40,819   6.2     37,808   6.2
Selling, general and
  administrative...........   101,020  29.3     94,008  29.3      197,829  29.8    178,813  29.1
Restructuring charge.......         -     -          -     -            -     -      5,444   0.9
   Adjusted operating       --------- -----  --------- -----   ---------- -----  --------- -----
     income ...............    46,735  13.6     43,065  13.4       79,547  12.0     68,004  11.1

Amortization...............     2,896   0.8      2,840   0.9        5,704   0.9      5,667   0.9
Interest expense...........     3,272   1.0      3,671   1.1        6,738   1.0      7,576   1.3
Other charges (income), net       (32) (0.0)      (276) (0.1)         (96) (0.0)      (545) (0.1)
                            --------- -----  --------- -----   ---------- -----  --------- -----
   Earnings before taxes...    40,599  11.8     36,830  11.5       67,201  10.1     55,306   9.0

Provision for taxes........    12,181   3.6     11,050   3.5       20,161   3.0     16,591   2.7
                            --------- -----  --------- -----   ---------- -----  --------- -----
   Net earnings............ $  28,418   8.2  $  25,780   8.0   $   47,040   7.1  $  38,715   6.3
                            ========= =====  ========= =====  ========== =====  ========= =====

     Net sales

     Net sales in U.S. dollars increased 7% and 8% respectively, during the three and six months ended June 30, 2004, compared to the corresponding periods in 2003, of which 3% and 5% respectively, was due to currency exchange rate fluctuations.

     Market conditions remain generally consistent with our assessment at the end of 2003. Although conditions in Europe appear to have stabilized, they remain generally quite weak and we continue to believe it will take some time before the European economy gains strength, especially for our industrial applications. However, we are starting to see improved momentum in the Americas, and Asia remains strong.

     In total, sales of products increased 7% and 8% respectively, during the three and six months ended June 30, 2004, of which 3% and 5% respectively, was due to currency exchange rate fluctuations. Service revenues (including spare parts) increased 7% and 9% respectively, during the three and six months ended June 30, 2004, of which 4% and 6% respectively, was due to currency exchange rate fluctuations.

     We experienced increased local currency sales in our core laboratory markets during the three and six months ended June 30, 2004, compared to the corresponding periods in 2003, principally driven by continued market acceptance of our new analytical and precision balances, and improved market conditions. In addition, following the softness we encountered throughout 2003 and the early part of 2004, sales of drug discovery products were very strong in the three months ended June 30, 2004, compared to the corresponding period in 2003.

     In our industrial and packaging markets, local currency sales in the three and six months ended June 30, 2004, were generally consistent with the corresponding periods in 2003. We continue to see an improvement in our core industrial business, although sales of transportation and logistics products were down relative to strong project activity in 2003. While long-term fundamentals of the market for our transportation and logistics products are strong, the timing of projects can impact the year-over-year comparison significantly.

     In our retail markets, local currency sales increased during the three and six months ended June 30, 2004, compared to the corresponding periods in 2003, as customer spending patterns continue to improve relative to weak activity last year. This is driven by the roll out of new products, based on our global platform for retail scales and price/labeling equipment.

     Growth in service revenues in both the three and six months ended June 30, 2004 was generated by our consultative based value-added services approach, including provision of instrument qualification and asset management services and training, rather than by increased sales of spare parts.

     Gross margin

     The increase in gross margin for products for the six months ended June 30, 2004 reflects continuing benefits from our cost rationalization and product transfer initiatives of the last two years, as well as the impact of improving sales volume leveraging our fixed production costs. For the three month period, these trends were offset by an unfavorable sales mix, higher raw material costs and a negative currency impact relative to the second quarter in 2003.

     The increase in gross margin for services (including spare parts) in the three month period reflects the expansion of higher margin regulatory compliance service sales and improved productivity. In the six month period, this effect is offset by the impact of voluntary investments in our field service organization, particularly during the first quarter.

     Research and development and selling, general and administrative expenses

     Research and development expenses increased 4% and 8% respectively, during the three and six months ended June 30, 2004, of which 3% and 5% respectively, was due to currency exchange rate fluctuations. The increased spending reflects investment across most of our major product lines.

     Selling, general and administrative expenses increased 7% and 11% respectively, during the three and six months ended June 30, 2004, of which 3% and 6% respectively, was due to currency exchange rate fluctuations. The remaining cost increases include costs of $1.2 million incurred in the second quarter, related to an internal investigation into allegations made by an employee with respect to the Company and various company processes, together with other operational increases.

     Interest expense, other charges (income) net, taxes and net earnings

     Interest expense decreased 11% in both the three and six months ended June 30, 2004, compared to the corresponding periods in 2003, principally due to lower average borrowings during 2004.

     During the three months ended March 31, 2003, we incurred a restructuring charge of $5.4 million ($3.8 million after tax) related to the final union settlement on the closure of our French manufacturing facility. In the consolidated statements of operations, this restructuring charge is included within Other charges (income), net.

     The provision for taxes is based upon our projected 30% annual effective tax rate for the related periods.

     Net earnings increased 10% and 22%, respectively in the three and six months ended June 30, 2004, compared to the corresponding periods in 2003. The increase reflects improving sales volume in 2004 and the benefits from our cost rationalization initiatives, as well as the impact of the related restructuring charge of $3.8 million (after tax) recorded in 2003.

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

     Our Adjusted Operating Income increased 9% and 17% during the three and six months ended June 30, 2004 compared to the corresponding periods in 2003. The increases reflect improving sales volume in 2004 and the benefits from our cost rationalization initiatives, as well as the impact of the related restructuring charge of $5.4 million recorded in 2003. This performance was achieved while we continued to invest in product development and in our distribution and field service processes.

RESULTS OF OPERATIONS - BY OPERATING SEGMENT

     Principal U.S. Operations


                  Three months ended June 30                 Six months ended June 30
                    2004       2003     % 1)                   2004      2003     % 1)
                    ----       ----     ----                   ----      ----      ----
Net sales.......  $111,640   $107,827     4%                 $212,645   $208,312    2%
Segment profit..  $ 18,047    $19,126    -6%                 $ 31,622   $ 33,572   -6%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.

     The increase in sales to external customers in both the three and six month periods reflects solid results for our core laboratory, packaging and retail products. These trends were partially offset by reduced sales in our U.S. industrial business, which was down relative to strong 2003 project activity, particularly for transportation and logistics products.

     The decrease in segment profit in both the three and six month periods reflects additional costs, particularly in the first quarter, related to product launches and a North American sales meeting, which we hold every five years, as well as the impact of our product transfer initiatives on this particular segment. These trends are partially offset by the impact of increased sales volume.

     Other Western European Operations (including France, U.K., Italy and
Spain)


                  Three months ended June 30               Six months ended June 30
                   2004       2003      % 1)                  2004     2003      % 1)
                   ----       ----      ----                  ----     ----      ----
Net sales.......  $ 80,119   $ 77,972     3%               $ 159,269 $ 147,179     8%
Segment profit..  $  5,782   $  7,331   -21%               $  8 ,181 $   4,041   102%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.

     The increase in U.S. dollar sales to external customers in the three and six month periods includes increases of 7% and 11% respectively, due to currency exchange rate fluctuations. These results reflect lower sales of industrial and packaging products, which were down relative to strong 2003 project activity, particularly for transportation and logistics. These trends were partially offset by solid results for core laboratory and retail products, where customer spending patterns continue to improve relative to weak activity last year.

     The decrease in segment profit for the three month period is principally due to the reduced sales volume. For the six month period, the impact of lower sales is offset by the restructuring charge of $5.4 million, recorded in the first quarter of 2003.

     Principal Central European Operations (including Germany)


                  Three months ended June 30               Six months ended June 30
                   2004       2003      % 1)                   2004     2003     % 1)
                   ----       ----      ----                  ----     ----      ----
Net sales.......  $ 47,623   $ 44,757     6%               $ 95,245  $ 85,901    11%
Segment profit..  $  5,701   $  5,553     3%               $ 10,918  $ 10,235     7%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.

     The increase in U.S. dollar sales to external customers in the three and six month periods includes increases of 5% and 10% respectively, due to currency exchange rate fluctuations. These results reflect solid results for core laboratory and retail products, where customer spending patterns continue to improve relative to weak activity last year. These trends were partially offset by lower sales of industrial and packaging products.

     The increase in segment profit is principally a result of the sales trends identified above.

     Swiss R&D and Manufacturing Operations


                  Three months ended June 30               Six months ended June 30
                    2004       2003      % 1)                 2004     2003     % 1)
                    ----       ----      ----                 ----     ----      ----
Net sales.......  $ 11,933   $ 12,553    -5%               $ 24,252  $ 24,770    -2%
Segment profit..  $ 10,893   $  8,857    23%               $ 20,553  $ 16,634    24%


1) Represents U.S. dollar growth (decline) for net sales and segment profit.

     The decrease in U.S. dollar sales to external customers in the three and six month periods includes increases of 4% and 6% respectively, due to currency exchange rate fluctuations. These results reflect a reduction in sales of electronic components. These trends were partially offset by increased sales of our core laboratory products.

     The increase in segment profit in both periods is principally a result of the impact of increased sales to other segments of core laboratory products, in particular laboratory balances.

     Asia


                  Three months ended June 30               Six months ended June 30
                   2004       2003      % 1)                   2004     2003     % 1)
                   ----       ----      ----                  ----     ----      ----
Net sales.......  $42,515    $32,990     29%                 $81,244  $63,485    28%
Segment profit..  $ 9,784    $ 7,013     40%                 $18,771  $12,208    54%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.

     The increase in U.S. dollar sales to external customers in the three and six month periods includes increases of 3% and 4% respectively, due to currency exchange rate fluctuations. These results reflect strong sales performance throughout the region for most of our product lines, but in particular for industrial and laboratory products. China was particularly strong, while Japan remains relatively weak.

     The increase in segment profit reflects the leverage of our fixed cost structure in conjunction with strong sales performance.

        Other


                  Three months ended June 30               Six months ended June 30
                   2004       2003      % 1)                 2004     2003      % 1)
                   ----       ----      ----                 ----     ----      ----
Net sales.......  $50,662    $45,264      12%              $90,546    $83,524     8%
Segment profit..  $ 5,602    $ 1,881     198%              $ 6,460    $ 1,755   268%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.

     The increase in U.S. dollar sales to external customers in the three and six month periods includes increases of 2% and 3% respectively due to currency exchange rate fluctuations. These results reflect strong sales of our drug discovery products, following a weak first quarter. In addition, the three and six month periods both reflect modest sales growth in our Russian and Eastern European markets.

     The increase in segment profit reflects the sales growth trends in regions highlighted above, as well as the benefits of our cost restructuring initiatives, including those related to drug discovery.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow statistics


                                      Six Months ended     Six Months ended     Increase
                                       June 30, 2004        June 30, 2003       (decrease)%
                                      ----------------     -----------------    -----------
Net cash provided by operating
  activities.........................     $ 74,923          $  39,391             90%
Cash flows from investing activities
  Acquisitions.......................         (991)            (1,972)          (50)%
  Capital expenditures...............     $(10,667)         $ (10,602)             1%

     The increase in net cash provided by operating activities in the six months ended June 30, 2004 compared to the corresponding period in 2003, is principally attributable to improved management of operating assets and liabilities, including working capital, and lower restructuring payments of $2.7 million in 2004 compared to $8.5 million in 2003.

     We continue to explore potential acquisitions. In connection with any acquisition we may incur additional indebtedness. In addition to the acquisition costs already incurred, the terms of certain of our acquisitions in 2003 and earlier years provide for possible additional earn-out payments. Such earn-out payments, if any, will not be material to our financial position.

     Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. The increase in capital expenditures during the three months ended June 30, 2004, as compared to the corresponding period in 2003, is primarily attributable to investment in our manufacturing facilities in the U.K. and China. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     Net debt


                                                          June 30, 2004
                                                              Other
                                                            principal
                                                              trading
                                               U.S. dollar  currencies     Total
                                               -----------  ----------     -----
$150m Senior notes (net of unamortized
  discount)................................    $  149,259   $       -     $ 149,259
Credit facility............................             -      23,547        23,547
                                               ----------   ---------     ---------
      Total long-term debt.................       149,259      23,547       172,806
Other local arrangements...................         8,148      10,652        18,800
                                               ----------   ---------     ---------
      Total debt...........................    $  157,407   $  34,199       191,606
Less: Cash and cash equivalents............                                 (47,613)
                                                                          ---------
      Total net debt.......................                               $ 143,993
                                                                          =========

     As of June 30, 2004, we had $268.4 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

     During the six months ended June 30, 2004 we spent $19.6 million on the repurchase of 458,400 shares at an average price of $42.67, but had suspended the program upon commencement of the investigation. Now that the financial aspects of the investigation are complete, we will re-launch the program.

INVESTIGATION UPDATE

     On August 9, 2004, we announced the completion of the financial aspects of our previously disclosed investigation. Our Audit Committee and Board of Directors have concluded that there will be no change to our financial statements.

     The Audit Committee's investigation covered a number of issues, including the adequacy of our information systems in North America for tracking operating performance and reporting financial results; the manner in which certain inventory write-downs were identified and recorded in 2002 and 2003; the manner in which certain reserves were evaluated and recorded; and the operation of internal controls. Issues that are continuing to be reviewed do not involve financial statements or financial reporting and will not have a material impact on the Company's financial statements.

     The Audit Committee retained independent outside counsel and forensic accountants to conduct the investigation. Based on the investigation, the Audit Committee and the Board have determined that it would be in the best interests of the Company to make changes in the leadership for the oversight and control of its financial operations to correct the "tone at the top" and ensure it is consistent with the Board's commitment to maintaining strong corporate governance. The Company will enhance the accounting organization, both by adding personnel to that function and by increasing training for all members of the organization. Finally, William
P. Donnelly, who was Chief Financial Officer (CFO) from 1997 to mid-2002, has agreed to return as CFO effective immediately.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.8 million to $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2004, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated, would result in an increase of approximately $3.8 million in the reported U.S. dollar value of the debt.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the interim consolidated financial statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2004, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. CONTROLS AND PROCEDURES

     (a) Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

     (b) As of December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal control over financial reporting, (3) management's assessment of the effectiveness of internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting. Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, the Company has, since 2003, been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting,
(ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and
(iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. During the second quarter of 2004, the Company commenced testing its internal controls. The Company's documentation and testing to date have identified certain gaps in the design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. In addition, the company's recent changes in its finance organization may have short-term consequences to its internal controls as individuals assume new responsibilities. The Section 404 certification process requires the Company to complete a number of processes and procedures before the end of the current year, and there can be no assurance that it will be able to complete all these required processes and procedures in the required timeframe. The Company has also brought in additional resources to aid it in accomplishing these objectives, which will increase its costs. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditors, conclusions at December 31, 2004 with respect to the design and effectiveness of its internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                         PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.   None


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Issuer Purchases of Equity Securities

         ----------------------------------------------------------------------------------
                            (a)          (b)          (c)                (d)
                                                 Total Number       Maximum Number
                                                   of Shares           (or
                                                 Purchased as     Approximate Dollar
                                                    Part of            Value) of
                            Total      Average      Publicly          Shares that
                          Number of   Price Paid   Announced     May Yet Be Purchased
                            Shares       per          Plans        Under the Plans
             Period       Purchased     Share       or Programs         or Programs
         -----------------------------------------------------------------------------------
         April 1, to
         April 30, 2004          -           -              -         $   83,409

         May 1 to
         May 31, 2004       67,100     $ 44.40         67,100         $   80,428

         June 1 to
         June 30, 2004           -           -              -         $   80,428

         Total              67,100     $ 44.40         67,100         $   80,428


     The Company has only one share repurchase program. Under this program, announced on February 5, 2004, the Company is authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005.

     During the six months ended June 30, 2004 the Company spent $19.6 million on the repurchase of 458,400 shares at an average price of $42.67, but had suspended the program upon commencement of the investigation. Now that the financial aspects of the investigation are complete, the Company will re-launch the program.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.   None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Mettler-Toledo International Inc. annual meeting of stockholders was held on May 6, 2004. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors, the ratification of the appointment of the company's independent auditors, and the approval of the 2004 Equity Incentive Plan.

     As of March 8, 2004, the record date for the annual meeting, there were 44,497,811 shares of common stock entitled to vote at the meeting. The holders of 40,857,737 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

                                                        Withheld
Matter                                      For         or Against   Abstained
------                                      ---         ----------   ---------

Election of Directors

     Robert F. Spoerry                  39,887,647       970,090
     Philip Caldwell                    40,194,296       663,441
     John T. Dickson                    39,705,425     1,152,312
     Philip H. Geier                    39,710,617     1,147,120
     John D. Macomber                   40,122,759       734,978
     Hans Ulrich Maerki                 40,614,944       242,793
     George M. Milne                    40,622,609       235,128
     Thomas P. Salice                   38,437,282     2,420,455

Appointment of Independent Auditors     39,168,325     1,554,128      135,284

Approval of 2004 Equity Incentive Plan  30,087,734     6,484,933      165,295

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED).

         (b)   Reports on Form 8-K

               Date Furnished or Filed     Item Reported
               -----------------------     -------------

               July 22, 2004               Press release announcing second
                                           quarter 2004 sales and net debt

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           Mettler-Toledo International Inc.

Date: August 9, 2004                       By:  /s/  William P. Donnelly
                                                --------------------

                                                William P. Donnelly
                                                Chief Financial Officer