Form 10-Q/A
period 2004-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2004-08-10
CIK 1037646

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A
                              (AMENDMENT #2)

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

                       Commission File Number 1-13595

                     Mettler-Toledo International Inc.
               ---------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                13-3668641
  ---------------------------------       -----------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

                       Im Langacher, P.O. Box MT-100
                      CH 8606 Greifensee, Switzerland
               ---------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                              +41-1-944-22-11
               ---------------------------------------------
            (Registrant's telephone number, including area code)

                               not applicable
     -----------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

The Registrant had 44,280,211 shares of Common Stock outstanding at March 31, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes X No
                                                 ---    ---

                     METTLER-TOLEDO INTERNATIONAL INC.
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

                                                                       PAGE

                       PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS....................................      3

                         PART II. OTHER INFORMATION

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K........................     17

SIGNATURE...........................................................     18

EXPLANATORY NOTE

     The Company is filing this Report on Form 10-Q/A to amend its Report on Form 10-Q for the quarterly period ended March 31, 2004, as previously amended by the Report on Form 10-Q/A filed on May 12, 2004. The amendment consists of the financial statements included in Item 1 of Part I (which are unchanged from those filed on May 10, 2004) and the disclosure in Item 1 of Part I presented below. No other changes have been made to the original Form 10-Q filed on May 10, 2004.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

EXPLANATORY NOTE

     The Company's independent auditors, PricewaterhouseCoopers AG have informed the Company that they have completed their review of the Company's interim financial statements for the quarterly period ended March 31, 2004, which are included in this Form 10-Q/A. These financial statements are unchanged from those filed on May 10, 2004.

                                PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                     METTLER-TOLEDO INTERNATIONAL INC.
               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        MARCH 31,     MARCH 31,
                                                          2004         2003
                                                       ----------- -----------
                                                       (UNAUDITED)  (UNAUDITED)

Net sales
   Products                                          $  243,236     $  224,157
   Service                                               75,473         67,651
                                                     ----------     ----------
Total net sales                                         318,709        291,808
Cost of sales
   Products                                             118,281        113,755
   Service                                               50,152         44,395
                                                     ----------     ----------
Gross profit                                            150,276        133,658

Research and development                                 20,655         18,470
Selling, general and administrative                      96,809         84,805
Amortization                                              2,808          2,827
Interest expense                                          3,466          3,905
Other charges (income), net (see Note 7)                    (64)         5,175
                                                     ----------     ----------
   Earnings before taxes                                 26,602         18,476
Provision for taxes                                       7,980          5,541
                                                     ----------     ----------
   Net earnings                                      $   18,622     $   12,935
                                                     ==========     ==========

Basic earnings per common share:

   Net earnings                                      $     0.42     $     0.29

   Weighted average number of common shares          44,557,443     44,393,312


Diluted earnings per common share:
   Net earnings                                      $     0.41     $     0.29
   Weighted average number of common shares          45,836,934     45,288,823


        The accompanying notes are an integral part of these interim consolidated financial statements.

                     METTLER-TOLEDO INTERNATIONAL INC.
                    INTERIM CONSOLIDATED BALANCE SHEETS
                 AS OF MARCH 31, 2004 AND DECEMBER 31, 2003
                     (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      MARCH 31,     DECEMBER 31,
                                                        2004           2003
                                                    -----------   --------------
                                                    (UNAUDITED)

         ASSETS
Current assets:
   Cash and cash equivalents                        $    44,768  $    45,116
   Trade accounts receivable, net                       239,321      249,353
   Inventories, net                                     153,924      151,764
   Current deferred tax assets, net                      27,273       27,644
   Other current assets and prepaid expenses             36,785       31,660
                                                    -----------  -----------
      Total current assets                              502,071      505,537
Property, plant and equipment, net                      223,685      231,512
Goodwill, net                                           422,652      421,940
Other intangible assets, net                            126,005      126,874
Non-current deferred tax assets, net                     39,869       40,683
Other non-current assets                                 59,967       60,730
                                                    -----------  -----------
      Total assets                                  $ 1,374,249  $ 1,387,276
                                                    ===========  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                           $    64,472  $    68,243
   Accrued and other liabilities                         99,704       97,966
   Accrued compensation and related items                46,584       56,575
   Deferred service revenue                              38,666       20,759
   Taxes payable                                         48,317       51,347
   Current deferred tax liabilities                      14,503       14,742
   Short-term borrowings and current
     maturities of long-term debt                        18,873       18,277
                                                    -----------  -----------
      Total current liabilities                         331,119      327,909
Long-term debt                                          211,425      223,239
Non-current deferred taxes                               45,592       46,519
Other non-current liabilities                           133,608      135,613
                                                    -----------  -----------
      Total liabilities                                 721,744      733,280


Shareholders' equity:
   Preferred stock, $0.01 par value per share;
     authorized 10,000,000 shares; issued 0                   -            -
   Common stock, $0.01 par value per share;
     authorized 125,000,000 shares;
     issued 44,668,511 and 44,582,017 shares,
     outstanding 44,277,211 and 44,582,017 shares
     at March 31, 2004 and December 31, 2003,
     respectively)                                          447          446
   Additional paid-in capital                           473,385      471,628
   Treasury stock at cost (391,300 and 0 shares
     at March 31, 2004 and December 31, 2003,
     respectively)                                      (16,591)           -
   Retained earnings                                    218,838      200,216
   Accumulated other comprehensive loss                 (23,574)     (18,294)
                                                    -----------  -----------
      Total shareholders' equity                        652,505      653,996

Commitments and contingencies                                 -            -
                                                    -----------  -----------
      Total liabilities and shareholders' equity    $ 1,374,249  $ 1,387,276
                                                    ===========  ===========

            The accompanying notes are an integral part of these
                interim consolidated financial statements.

                                                 METTLER-TOLEDO INTERNATIONAL INC.
                                    INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                                                    COMPREHENSIVE INCOME (LOSS)
                                             THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)
                                                                                                  ACCUMULATED
                                      COMMON STOCK       ADDITIONAL                                  OTHER
                                  --------------------    PAID-IN      TREASURY      RETAINED    COMPREHENSIVE
                                    SHARES     AMOUNT     CAPITAL        STOCK       EARNINGS     INCOME (LOSS)     TOTAL
                                  ---------- --------- ------------- ------------ ------------- ---------------- ------------
 Balance at December 31, 2003     44,582,017   $ 446     $471,628      $      -      $200,216    $(18,294)         $653,996
 Exercise of stock options            86,494       1        1,757             -             -           -             1,758
 Repurchases of common stock        (391,300)      -            -       (16,591)            -           -           (16,591)
 Comprehensive income:
   Net earnings                            -       -            -             -        18,622           -            18,622
   Change in currency
   translation adjustment                  -       -            -             -             -      (5,280)           (5,280)
                                                                                                                   --------
   Comprehensive income                                                                                              13,342
                                  ----------   -----     --------      --------      --------    --------          --------
 Balance at March 31, 2004        44,277,211   $ 447     $473,385      $(16,591)     $218,838    $(23,574)         $652,505
                                  ==========   =====     ========      ========      ========    ========          ========

 Balance at December 31, 2002     44,384,820   $ 444     $459,213      $      -      $104,378    $(61,649)         $502,386
 Exercise of stock options             8,492       -          159             -             -           -               159
 Comprehensive income:
   Net earnings                            -       -            -             -        12,935           -            12,935
   Unrealized gain on
   cash-flow hedging instruments           -       -            -             -             -         879               879
   Change in currency
   translation adjustment                  -       -            -             -             -        (426)             (426)

   Comprehensive income                                                                                              13,388
                                  ----------   -----     --------      --------      --------    --------          --------
 Balance at March 31, 2003        44,393,312   $ 444     $459,372      $      -      $117,313    $(61,196)         $515,933
                                  ==========   =====     ========      ========      ========    ========          ========

        The accompanying notes are an integral part of these interim consolidated financial statements.



                               METTLER-TOLEDO INTERNATIONAL INC.
                          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                        (IN THOUSANDS)
                                                                         MARCH 31,     MARCH 31,
                                                                           2004          2003
                                                                      -------------- -------------
                                                                        (UNAUDITED)   (UNAUDITED)
Cash flows from operating activities:
   Net earnings                                                          $  18,622    $  12,935
   Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation                                                           6,473        6,302
      Amortization                                                           2,808        2,827
      Other                                                                    333          196
   Increase (decrease) in cash resulting from
   changes in:
      Trade accounts receivable, net                                         5,441       12,333
      Inventories                                                           (3,839)      (5,641)
      Other current assets                                                  (5,055)      (8,105)
      Trade accounts payable                                                (3,081)     (10,521)
      Taxes payable                                                         (2,377)      (9,937)
      Accruals and other liabilities (a)                                    10,098        8,282
                                                                         ---------    ---------
         Net cash provided by operating activities                          29,423        8,671
                                                                         ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of property, plant and equipment                         363           95
   Purchase of property, plant and equipment                                (5,869)      (4,737)
   Acquisitions                                                                  -         (197)
                                                                         ---------    ---------
         Net cash used in investing activities                              (5,506)      (4,839)
                                                                         ---------    ---------

Cash flows from financing activities:
   Proceeds from borrowings                                                 31,980       21,024
   Repayments of borrowings                                                (41,494)     (24,426)
   Proceeds from options exercised                                           1,758          159
   Repurchases of common stock                                             (16,591)           -
                                                                         ---------    ---------
         Net cash used in financing activities                             (24,347)      (3,243)
                                                                         ---------    ---------

Effect of exchange rate changes on cash and cash
equivalents                                                                     82            5
                                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents                          (348)         594

Cash and cash equivalents:
   Beginning of period                                                      45,116       31,427
                                                                         ---------    ---------
   End of period                                                         $  44,768    $  32,021
                                                                         =========    =========

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

Inventories, net consisted of the following at March 31, 2004 and December 31, 2003:

                                     March 31, 2004      December 31,2003
                                    ----------------    ------------------

          Raw materials and parts     $ 70,502            $ 71,950
          Work in progress              31,563              32,432
          Finished goods                51,859              47,382
                                      --------            --------
                                      $153,924            $151,764
                                      ========            ========

Other Intangible Assets

Other intangible assets consisted of the following at March 31, 2004 and December 31, 2003.


                                        March 31, 2004           December 31, 2003
                                  -------------------------  -------------------------
                                                Accumulated                Accumulated
                                  Gross Amount amortization  Gross Amount amortization
                                  ------------ ------------  ------------ ------------
Customer relationships             $ 70,955     $(3,821)     $ 70,955     $(3,424)
Proven technology and patents        19,999      (4,270)       19,999      (3,809)
Tradename (finite life)                 893         (90)          893         (79)
Tradename (indefinite life)          22,434           -        22,434           -
Intellectual property
license (indefinite life)            19,905           -        19,905           -
                                   --------     -------      --------     -------
                                   $134,186     $(8,181)     $134,186     $(7,312)
                                   ========     =======      ========     =======


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

                                          2004                 2003
                                    ----------------    ------------------
Net earnings:
   As reported                           $18,622            $  12,935
   Compensation expense                   (1,861)             (1,496)
                                    ----------------    ------------------
   Pro forma                             $16,761            $  11,439
                                    ================    ==================

Basic earnings per common share:

   As reported                           $  0.42            $    0.29
   Compensation expense                   (0.04)               (0.03)
                                    ----------------    ------------------
   Pro forma                             $  0.38            $    0.26
                                    ================    ==================

Diluted earnings per common share:
   As reported                           $  0.41            $    0.29
   Compensation expense                   (0.04)               (0.04)
                                    ----------------    ------------------
   Pro forma                             $  0.37            $    0.25
                                    ================    ==================

Warranty

The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure.

Changes to the Company's accrual for product warranties for the three months ended March 31 are as follows:

                                          2004                 2003
                                    ----------------    ------------------
Balance at beginning of
  period                                $10,121               $8,850
Accruals for warranties                   2,491                3,012
Payments / utilizations                 (2,636)              (3,263)
                                    ----------------    ------------------
Balance at end of period                 $9,976               $8,599

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

                                2004           2003
                            ------------   ------------
Three months ended           1,279,491       895,511


Outstanding options to purchase 1,255,950 and 2,278,100 shares of common stock for the three month periods ended March 31, 2004 and 2003, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

5. OTHER COMPREHENSIVE INCOME

A reconciliation of changes in Other Comprehensive Income for the three months ended March 31 follows:

                                            2004              2003
                                    ----------------    ------------------
Balance at beginning of period          $(18,294)           $(61,649)
Change in currency translation
adjustment                                (5,280)               (426)
Unrealized gain on cash flow hedging
arrangements                                    -                 879
                                    ----------------    ------------------
Balance at end of period                $(23,574)           $(61,196)

6. NET PERIODIC BENEFIT COST

Net periodic pension cost for the Company's defined benefit pension plans includes the following components for the three months ended March 31:

                             U.S. Pension       Non-U.S. Pension
                               Benefits             Benefits
                             -------------------------------------
                               2004      2003     2004      2003
                             -------   -------  -------   -------
Service cost, net             $ 127     $ 134    $3,548    $3,561
Interest cost on projected
benefit obligations           1,516     1,899     4,261     4,589
Expected return on plan
assets                      (1,598)   (1,558)   (5,282)   (5,465)
Recognition of actuarial
losses (gains)                  569       531     (408)      141
                             -------   -------  -------   -------
Net periodic pension cost     $ 614    $1,006    $2,119    $2,826


Net periodic post-retirement benefit cost for the Company's U.S.
post-retirement medical plan includes the following components for the three months ended March 31:

                                    2004               2003
                             -----------------  ------------------
Service cost                       $   76           $      5
Interest cost on projected
benefit obligations                   522                 68
Curtailment gain on plan freeze         -            (1,330)
Net amortization and deferral       (213)               (21)
                                  -------           --------
Net periodic post-retirement
benefit cost                       $  385           $(1,278)
                                  =======           ========

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

A roll-forward of the Company's accrual for restructuring activities for the three months ended March 31, 2003 follows:

                                 Employee       Lease
                                 related     termination  Other    Total
                                 ---------   ----------- -------  --------
                                   (a)         (b)         (c)
Balance at December 31, 2002      $11,803      $2,032     $ 420   $14,255
Restructuring expense               5,444           -         -     5,444
Cash payments                      (2,112)      (202)         -    (2,314)
Impact of foreign currency            213          17         6       236
                                 ---------   ----------- -------  --------
Balance at March 31, 2003         $15,348      $1,847     $ 426   $17,621
                                 =========   =========== =======  ========

(a)Employee related costs include severance, medical and early retirement costs for approximately net 300 employees, of which 230 employees had been terminated as of March 31, 2003. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Company's Principal U.S. and Other Western European Operations.

(b)Lease termination costs primarily relate to the early termination of leases on vacated property, primarily at the Company's Principal U.S. and Other Western European Operations.

(c)Other costs include expenses associated with equipment dismantling and disposal and other exit costs.

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

The following tables show the operations of the Company's operating segments:


                                             Net        Net
         For the three months ended       sales to   sales to
         March 31, 2004                   external     other       Total       Segment    Goodwill,
                                          customers  segments     net sales    Profit        net
---------------------------------------   --------- ----------  -----------  ---------   ----------
Principal U.S. Operations                  $101,005     $8,385     $109,390    $13,575   $ 201,295
Other Western European Operations            79,151      5,216       84,367      2,399      84,788
Principal Central European
Operations                                   47,621     14,878       62,499      5,217      26,291
Swiss R&D and Mfg. Operations                12,320     45,772       58,092      9,660      22,575
Asia                                         38,729     12,439       51,168      8,987      10,251
Other (a)                                    39,883     10,322       50,205        858      77,452
Eliminations and Corporate (b)                    -   (97,012)     (97,012)    (7,884)           -
                                          --------- ----------  -----------  ---------   ----------
Total                                      $318,709  $       -     $318,709    $32,812   $ 422,652
                                          ========= ==========  ===========  =========   ==========

                                             Net        Net
         For the three months ended       sales to   sales to
         March 31, 2003                   external     other       Total       Segment    Goodwill,
                                          customers  segments     net sales    Profit(c)    net
---------------------------------------   --------- ----------  -----------  ---------   ----------
Principal U.S. Operations                  $100,485   $8,847     $109,332      $14,446     $201,663
Other Western European Operations            69,207    5,098       74,305      (3,290)       73,515
Principal Central European
Operations                                  41,144    13,173       54,317        4,682       23,960
Swiss R&D and Mfg. Operations               12,218    39,898       52,116        7,777       21,557
Asia                                        30,495     7,197       37,692        5,194        8,736
Other (a)                                   38,259     8,684       46,943        (126)       77,009
Eliminations and Corporate (b)                   -  (82,897)     (82,897)      (3,744)            -
                                          --------- ----------  -----------  ---------   ----------
Total                                     $291,808  $      -     $291,808      $24,939     $406,440



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

A reconciliation of Adjusted Operating Income, or Segment Profit, to net earnings for the three months ended March 31 follows:


                                                              2004           2003
                                                          -------------  -------------

Adjusted operating income after restructuring charge (a)       $32,812      $24,939
Amortization                                                     2,808        2,827
Interest expense                                                 3,466        3,905
Other charges, net (excluding restructuring charge)               (64)        (269)
Provision for taxes                                              7,980        5,541
                                                          -------------  -------------
Net earnings                                                   $18,622      $12,935
                                                          =============  =============

(a) Adjusted Operating Income for 2003 includes a restructuring charge of $5,444 primarily related to headcount reductions and manufacturing transfers. See Note 7 to the interim consolidated financial statements.

PART II.  OTHER INFORMATION

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

                                      Mettler-Toledo International Inc.


Date: August 9, 2004                  By:  /s/  William P. Donnelly
                                         -------------------------------

                                         William P. Donnelly
                                         Chief Financial Officer