Form 10-Q
period 2004-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2004-11-09
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

Commission File Number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland

(Address of principal executive offices)
(Zip Code)

+41-1-944-22-11

(Registrant's telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes       X          No     ____

The Registrant had 43,704,602 shares of Common Stock outstanding at September 30, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act).    Yes     X   No ____

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2004 and 2003
(In thousands, except share data)

	September 30,	September 30,
	2004	2003

	(unaudited)	(unaudited)

Net sales
Products	$262,055	$249,434
Service	79,993	71,380

Total net sales	342,048	320,814
Cost of sales
Products	125,125	121,863
Service	51,168	47,087

Gross profit	165,755	151,864

Research and development	20,190	19,277
Selling, general and administrative	104,683	92,783
Amortization	2,925	2,909
Interest expense	2,909	3,102
Other charges (income), net	(135)	(753)

Earnings before taxes	35,183	34,546
Provision for taxes	10,555	10,364

Net earnings	$24,628	$24,182

Basic earnings per common share:
Net earnings	$0.56	$0.54
Weighted average number of common shares	44,320,477	44,485,712

Diluted earnings per common share:
Net earnings	$0.54	$0.53
Weighted average number of common shares	45,520,086	45,568,383

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2004 and 2003
(In thousands, except share data)

	September 30,	September 30,
	2004	2003

	(unaudited)	(unaudited)

Net sales
Products	$771,738	$721,694
Service	233,511	212,291

Total net sales	1,005,249	933,985
Cost of sales
Products	370,189	353,149
Service	151,110	138,903

Gross profit	483,950	441,933

Research and development	61,009	57,085
Selling, general and administrative	302,512	271,596
Amortization	8,629	8,576
Interest expense	9,647	10,678
Other charges (income), net (see Note 7)	(231)	4,146

Earnings before taxes	102,384	89,852
Provision for taxes	30,716	26,955

Net earnings	$71,668	$62,897

Basic earnings per common share:
Net earnings	$1.61	$1.42
Weighted average number of common shares	44,449,189	44,437,879

Diluted earnings per common share:
Net earnings	$1.57	$1.38
Weighted average number of common shares	45,702,557	45,441,437

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003
(In thousands, except share data)

	September 30,	December 31,
	2004	2003

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,048	$45,116
Trade accounts receivable, less allowances of $10,184 at September 30, 2004 and $10,489 at December 31, 2003	239,939	249,353
Inventories, less allowances of $34,196 at September 30, 2004 and $38,745 at December 31, 2003	156,038	151,764
Current deferred tax assets, net	27,806	27,644
Other current assets and prepaid expenses	31,854	31,660

Total current assets	509,685	505,537
Property, plant and equipment, net	224,247	231,512
Goodwill, net	424,210	421,940
Other intangible assets, net	124,460	126,874
Non-current deferred tax assets, net	40,117	40,683
Other non-current assets	60,494	60,730

Total assets	$1,383,213	$1,387,276

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$60,259	$68,243
Accrued and other current liabilities	104,348	97,966
Accrued compensation and related items	62,182	56,575
Deferred revenue and customer prepayments	31,317	20,759
Taxes payable	59,735	51,347
Current deferred tax liabilities	14,399	14,742
Short-term borrowings and current maturities of long-term debt	9,512	18,277

Total current liabilities	341,752	327,909
Long-term debt	185,323	223,239
Non-current deferred taxes	46,020	46,519
Other non-current liabilities	136,316	135,613

Total liabilities	709,411	733,280

Shareholders' equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,771,111 and 44,582,017 shares, outstanding 43,704,602 and 44,582,017 shares at September 30, 2004 and December 31, 2003, respectively	448	446
Additional paid-in capital	475,610	471,628
Treasury stock at cost (1,066,509 and 0 shares at September 30, 2004 and December 31, 2003, respectively)	(47,734)	-
Retained earnings	266,438	200,216
Accumulated other comprehensive loss	(20,960)	(18,294)

Total shareholders' equity	673,802	653,996

Commitments and contingencies	-	-

Total liabilities and shareholders' equity	$1,383,213	$1,387,276

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
 Nine months ended September 30, 2004 and 2003
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2003	44,582,017	$446	$471,628	$-	$200,216	$(18,294)	$653,996
Exercise of stock options	471,985	2	3,982	12,361	(5,446)	-	10,899
Repurchases of common stock	(1,349,400)	-	-	(60,095)	-	-	(60,095)
Comprehensive income:
Net earnings	-	-	-	-	71,668	-	71,668
Change in currency translation adjustment	-	-	-	-	-	(2,666)	(2,666)

Comprehensive income							69,002

Balance at September 30, 2004	43,704,602	$448	$475,610	$(47,734)	$266,438	$(20,960)	$673,802

Balance at December 31, 2002	44,384,820	$444	$459,213	$-	$104,378	$(61,649)	$502,386
Exercise of stock options	100,892	1	2,129	-	-	-	2,130
Comprehensive income:
Net earnings	-	-	-	-	62,897	-	62,897
Unrealized gain on cash-flow hedging instruments	-	-	-	-	-	(45)	(45)
Change in currency translation adjustment	-	-	-	-	-	10,423	10,423

Comprehensive income							73,275

Balance at September 30, 2003	44,485,712	$445	$461,342	$-	$167,275	$(51,271)	$577,791

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine months ended September 30, 2004 and 2003
(In thousands)

	September 30,	September 30,
	2004	2003

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net earnings	$71,668	$62,897
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,639	18,852
Amortization	8,629	8,576
Other	(144)	(2,619)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	5,563	15,101
Inventories, net	(4,510)	(6,557)
Other current assets	1,065	(2,605)
Trade accounts payable	(7,379)	(15,356)
Taxes payable	4,165	3,580
Accruals and other liabilities	23,233	(3,415)

Net cash provided by operating activities	121,929	78,454

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,715	1,854
Purchase of property, plant and equipment	(17,517)	(17,642)
Acquisitions	(2,287)	(3,486)

Net cash used in investing activities	(18,089)	(19,274)

Cash flows from financing activities:
Proceeds from borrowings	68,345	51,604
Repayments of borrowings	(114,683)	(110,622)
Proceeds from exercise of stock options	10,899	2,130
Repurchases of common stock	(60,095)	-

Net cash used in financing activities	(95,534)	(56,888)

Effect of exchange rate changes on cash and cash equivalents	626	1,676

Net increase in cash and cash equivalents	8,932	3,968

Cash and cash equivalents:
Beginning of period	45,116	31,427

End of period	$54,048	$35,395

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT SEPTEMBER 30, 2004 - Unaudited
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

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 should be read in conjunction with the December 31, 2003 and 2002 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories, net

Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Reserves for excess and obsolete inventories are established based on forecast usage, orders and technological obsolescence.

Inventories, net consisted of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003

Raw materials and parts	$70,201	$71,950
Work in progress	32,917	32,432
Finished goods	52,920	47,382

	$156,038	$151,764

Other Intangible Assets

Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of other intangible assets subject to amortization in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Other intangible assets consisted of the following at September 30, 2004 and December 31, 2003.

	September 30, 2004		December 31, 2003

	Gross Amount	Accumulated amortization	Gross Amount	Accumulated amortization

Customer relationships	$71,291	$(4,747)	$70,955	$(3,424)
Proven technology and patents	19,999	(5,203)	19,999	(3,809)
Tradename (finite life)	893	(112)	893	(79)
Tradename (indefinite life)	22,434	-	22,434	-
Intellectual property license (indefinite life)	19,905	-	19,905	-

	$134,522	$(10,062)	$134,186	$(7,312)

Other intangible assets substantially relate to the acquisition of Rainin Instrument. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $3.8 million for each of the next five years.

The Company had amortization expense associated with the above intangible assets of $2.7 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plan.

Had compensation cost for the Company's stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," the Company's net earnings and basic and diluted net earnings per common share for the three and nine month periods ended September 30 would have been as follows:

	Three months ended		Nine months ended
	2004	2003	2004	2003

Net earnings:
As reported	$24,628	$24,182	$71,668	$62,897
Compensation expense	(1,820)	(1,871)	(5,524)	(4,868)

Pro forma	$22,808	$22,311	$66,144	$58,029

Basic earnings per common share:
As reported	$0.56	$0.54	$1.61	$1.42
Compensation expense	(0.04)	(0.04)	(0.12)	(0.11)

Pro forma	$0.52	$0.50	$1.49	$1.31

Weighted average number of common shares	44,320,477	44,485,712	44,449,189	44,437,879

Diluted earnings per common share:
As reported	$0.54	$0.53	$1.57	$1.38
Compensation expense	(0.04)	(0.04)	(0.12)	(0.10)

Pro forma	$0.50	$0.49	$1.45	$1.28

Weighted average number of common shares	45,422,386	45,568,383	45,529,322	45,441,437

Warranty

The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty (Continued)

Changes to the Company's accrual for product warranties for the nine months ended September 30 are as follows:

	2004	2003

Balance at beginning of period	$10,121	$8,850
Accruals for warranties	8,817	10,380
Payments / utilizations	(9,686)	(9,186)

Balance at end of period	$9,252	$10,044

Research and Development

Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

New Accounting Pronouncements

In May 2004, the FASB issued FASB Staff Position No. 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, the Company adopted the provisions of FSP 106-2. The Company sponsors postretirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and elected to recognize the impact of the federal subsidy on its accumulated postretirement benefit obligation and net postretirement benefit costs in the third quarter of 2004. Recognition of the Medicare Drug Act decreased the Company's accumulated postretirement benefit obligation by $3.5 million and reduced its net postretirement benefit cost by approximately $0.2 million in the three months ending September 30, 2004.

3. BUSINESS COMBINATIONS

The terms of certain of the Company's acquisitions in 2003 and earlier years provide for possible additional earn-out payments. During the nine months ended September 30, 2004 and September 30, 2003 the Company made additional cash payments of approximately $1.0 million and $3.5 million respectively, related to acquisitions consummated in prior years. The Company accounted for the additional consideration using the purchase method of accounting and classified the payments as additional goodwill, primarily within the Company's Principal U.S. Operations segment.

4. TREASURY STOCK

On February 5, 2004, the Company announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. This program was approved by the Company's Board of Directors. The share repurchase program is funded from cash generated from operating activities.

During the nine months ended September 30, 2004 the Company spent $60.1 million on the repurchase of 1,349,400 shares at an average price of $44.50. See Part II Item 2 regarding details of the share repurchase program for the three months ended September 30, 2004. As of September 30, 2004, 282,891 shares held in treasury were reissued for the exercise of stock options.

In November 2004, the Company's Board of Directors approved an additional buyback of up to $200 million to its share repurchase program over the two-year period ending December 31, 2006.

5. EARNINGS PER COMMON SHARE

In accordance with the treasury stock method, the Company has included the following equivalent shares in the calculation of diluted weighted average number of common shares for the three and nine month periods ended September 30, relating to outstanding stock options.

	2004	2003

Three months ended	1,199,609	1,082,671
Nine months ended	1,253,368	1,003,558

Outstanding options to purchase 1,140,450 and 2,504,950 shares of common stock for the three month periods ended September 30, 2004 and 2003, respectively, and options to purchase 998,417 and 2,109,233 shares of common stock for the nine month periods ended September 30, 2004 and 2003, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

6. NET PERIODIC BENEFIT COST

Net periodic cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. post-retirement benefits

	2004	2003	2004	2003	2004	2003

Service cost, net	$127	$55	$2,169	$2,302	$42	$88
Interest cost on projected benefit obligations	1,516	1,125	4,440	4,932	407	855
Expected return on plan assets	(1,598)	(659)	(5,512)	(5,845)	-	-
Medicare Prescription Drug Plan	-	-	-	-	(233)	-
Recognition of actuarial losses (gains)	569	224	(414)	290	(121)	(388)

Net periodic pension cost	$614	$745	$683	$1,679	$95	$555

Net periodic pension cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. post-retirement benefits

	2004	2003	2004	2003	2004	2003

Service cost, net	$380	$323	$9,515	$9,647	$195	$99
Interest cost on projected benefit obligations	4,547	4,662	12,825	14,244	1,333	1,392
Expected return on plan assets	(4,792)	(3,775)	(15,976)	(17,133)	-	-
Recognition of actuarial losses (gains)	1,709	1,286	(1,221)	806	(545)	(431)
Medicare Prescription Drug Plan	-	-	-	-	(233)	-
Curtailment gain on plan freeze	-	-	-	-	-	(1,330)

Net periodic pension cost	$1,844	$2,496	$5,143	$7,564	$750	$(270)

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

As noted in previous filings, the Company recorded a restructuring charge in the second quarter of 2002 related to the exit of its French manufacturing facility. In accordance with U.S. GAAP, this charge was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, the Company recorded an additional restructuring charge of $5.4 million ($3.8 million after tax) comprising the additional employee-related costs resulting from the final settlement of the social plan negotiated with the French workers' council during the first quarter of 2003.

The Company's significant restructuring programs were substantially completed at December 31, 2003.

8. COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, for the three and nine month periods ended September 30 were as follows:

	Three months ended		Nine months ended
	2004	2003	2004	2003

Net Earnings	$24,628	$24,182	$71,668	$62,897
Other comprehensive income
Change in currency translation adjustment	(1,412)	1,271	(2,666)	10,423
Unrealized gain on cash flow hedging arrangements	-	(2,230)	-	(45)

	$23,216	$23,223	$69,002	$73,275

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

The following tables show the operations of the Company's operating segments:

For the three months ended September 30, 2004	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill, net

Principal U.S. Operations	$114,208	$9,469	$123,677	$18,405	$201,430
Other Western European Operations	77,062	6,600	83,662	4,835	83,531
Principal Central European Operations	44,311	14,502	58,813	4,272	26,891
Swiss R&D and Mfg. Operations	11,643	49,410	61,053	11,293	22,878
Asia	44,499	12,496	56,995	10,606	10,131
Other (a)	50,325	12,360	62,685	4,505	79,349
Eliminations and Corporate (b)	-	(104,837)	(104,837)	(13,034)	-

Total	$342,048	$-	$342,048	$40,882	$424,210

For the nine months ended September 30, 2004	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit

Principal U.S. Operations	$328,318	$25,708	$354,026	$49,941
Other Western European Operations	236,331	18,023	254,354	13,015
Principal Central European Operations	139,555	45,033	184,588	15,190
Swiss R&D and Mfg. Operations	35,895	146,309	182,204	31,846
Asia	125,744	37,906	163,650	29,377
Other (a)	139,406	34,182	173,588	11,051
Eliminations and Corporate (b)	-	(307,161)	(307,161)	(29,991)

Total	$1,005,249	$-	$1,005,249	$120,429

Footnotes on following page

9. SEGMENT REPORTING (Continued)

For the three months ended September 30, 2003	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill, net

Principal U.S. Operations	$112,709	$11,605	$124,314	$18,960	$202,781
Other Western European Operations	68,823	5,629	74,452	3,575	78,901
Principal Central European Operations	43,167	14,069	57,236	4,217	25,213
Swiss R&D and Mfg. Operations	11,359	44,473	55,832	9,433	21,944
Asia	37,224	9,705	46,929	8,831	9,088
Other (a)	47,532	8,953	56,485	2,675	77,575
Eliminations and Corporate (b)	-	(94,434)	(94,434)	(7,887)	-

Total	$320,814	$-	$320,814	$39,804	$415,502

For the nine months ended September 30, 2003	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit (c)

Principal U.S. Operations	$328,567	$30,361	$358,928	$52,442
Other Western European Operations	216,003	16,437	232,440	7,616
Principal Central European Operations	129,068	42,942	172,010	14,452
Swiss R&D and Mfg. Operations	36,129	127,398	163,527	26,068
Asia	100,709	26,880	127,589	21,038
Other (a)	123,509	26,296	149,805	4,520
Eliminations and Corporate (b)	-	(270,314)	(270,314)	(18,328)

Total	$933,985	$-	$933,985	$107,808

(a)	Other includes reporting units in Eastern Europe, Latin America and units from other countries that do not meet the quantitative thresholds, but meet the majority of the aggregation criteria of SFAS 131.
(b)	Eliminations and Corporate includes the elimination of intersegment transactions and certain corporate expenses, which are not included in the Company's operating segments.
(c)	The results for the nine months ended September 30, 2003 include a restructuring charge of $5.4 million recorded in the Other Western European Operations segment.

9. SEGMENT REPORTING (Continued)

Non-GAAP Financial Measures

The Company supplements U.S. GAAP results with non-GAAP financial measures. The principal non-GAAP financial measure used is Adjusted Operating Income. Adjusted Operating Income, or Segment Profit, is defined as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes. The most directly comparable U.S. GAAP financial measure is net earnings.

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
  It does not include taxes. Because payment of taxes is a necessary and ongoing part of the Company's operations, any measure that excludes taxes has material limitations; and
  It excludes amortization expense and other charges. Because these items are recurring, any measure that excludes them has material limitations.

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

A reconciliation of Adjusted Operating Income, or Segment Profit, to net earnings for the three and nine month periods ended September 30 follows:

	Three months ended		Nine months ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Adjusted operating income after restructuring charge (a)	$40,882	$39,804	$120,429	$107,808
Amortization	2,925	2,909	8,629	8,576
Interest expense	2,909	3,102	9,647	10,678
Other charges, net (excluding restructuring charge)	(135)	(753)	(231)	(1,298)
Provision for taxes	10,555	10,364	30,716	26,955

Net earnings	$24,628	$24,182	$71,668	$62,897

(a)	Adjusted Operating Income for the nine months ended September 30, 2003 includes a restructuring charge of $5,444 primarily related to headcount reductions and manufacturing transfers. See Note 7 to the interim consolidated financial statements.

10. RELATED PARTY TRANSACTIONS

As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the three and nine months ended September 30, 2004 and 2003, the Company made lease payments in respect of this agreement of $0.5 million and $0.6 million respectively, and $1.6 million and $1.6 million respectively. In addition, Rainin continued to purchase certain products from its former owner. During the three and nine months ended September 30, 2004 and 2003, the volume of these purchases was $0.2 million and $0.2 million respectively, and $0.8 million and $0.9 million respectively. The agreement to purchase these products was terminated during the third quarter of 2004. This termination did not have a material impact on the Company's consolidated financial statements. All of the Company's transactions with the former owner of Rainin were in the normal course of business.

11. CONTINGENCIES

The company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition, results of operations or its cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Results of Operations - Consolidated

The following table sets forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,

	2004		2003		2004		2003
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales
Products	$262,055	100.0	$249,434	100.0	$771,738	100.0	$721,694	100.0
Service	79,993	100.0	71,380	100.0	233,511	100.0	212,291	100.0

Total net sales	342,048	100.0	320,814	100.0	1,005,249	100.0	933,985	100.0

Gross profit
Products	136,930	52.3	127,571	51.1	401,549	52.0	368,549	51.1
Service	28,825	36.0	24,293	34.0	82,401	35.3	73,384	34.6

Total gross profit	165,755	48.5	151,864	47.3	483,950	48.1	441,933	47.3

Research and development	20,190	5.9	19,277	6.0	61,009	6.0	57,085	6.1
Selling, general and administrative	104,683	30.6	92,783	28.9	302,512	30.1	271,596	29.1
Restructuring charge	-	-	-	-	-	-	5,444	0.6

Adjusted operating income	40,882	12.0	39,804	12.4	120,429	12.0	107,808	11.5

Amortization	2,925	0.9	2,909	0.9	8,629	0.8	8,576	0.9
Interest expense	2,909	0.8	3,102	1.0	9,647	1.0	10,678	1.1
Other charges (income), net	(135)	(0.0)	(753)	(0.3)	(231)	(0.0)	(1,298)	(0.1)

Earnings before taxes	35,183	10.3	34,546	10.8	102,384	10.2	89,852	9.6

Provision for taxes	10,555	3.1	10,364	3.3	30,716	3.1	26,955	2.9

Net earnings	$24,628	7.2	$24,182	7.5	$71,668	7.1	$62,897	6.7

Net sales

Net sales in U.S. dollars increased 7% and 8%, respectively, during the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003, of which 4% and 5%, respectively, was due to currency exchange rate fluctuations.

Market conditions remain generally consistent with the first half of 2004. Europe remains weak and we continue to believe it will take some time before the European economy gains strength, especially for our industrial applications. Market conditions in the Americas are better than Europe, and Asia remains strong.

In total, sales of products increased 5% and 7% respectively, during the three and nine months ended September 30, 2004, of which 4% and 5%, respectively, was due to currency exchange rate fluctuations. Service revenues (including spare parts) increased 12% and 10%, respectively, during the three and nine months ended September 30, 2004, of which 5% and 6%, respectively, was due to currency exchange rate fluctuations.

We experienced increased local currency sales in both our laboratory and drug discovery markets during the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003, principally driven by improved market conditions and growth in Asia. However, our drug discovery sales growth during the three month period was lower than the first half of 2004.

In our industrial and packaging markets, local currency sales in the three and nine months ended September 30, 2004 were generally consistent with the corresponding periods in 2003. We continue to see an overall decrease in sales of transportation and logistics products relative to strong project activity in 2003. While long-term fundamentals of the market for our transportation and logistics products are strong, the timing of projects can impact the year-over-year comparison significantly.

In our retail markets, local currency sales increased during the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003, as customer spending patterns continue to improve relative to weak activity last year. Sales growth in the third quarter was driven by improved sales of our in-store retail item management software solutions and expansion of our core retail products into Asia.

Growth in service revenues in both the three and nine months ended September 30, 2004 was generated by our consultative based value-added services approach, including instrument qualification and asset management services and training.

Gross margin

The increase in gross margin for products for the nine months ended September 30, 2004 reflects continuing benefits from our cost rationalization and product transfer initiatives of the last two years, as well as the impact of improving sales volume leveraging our fixed production costs.

The increase in gross margin for services (including spare parts) in the three month period reflects the expansion of higher margin regulatory compliance service sales and improved productivity. In the nine month period, this effect is partially offset by the impact of voluntary investments in our field service organization, particularly during the first quarter.

Research and development and selling, general and administrative expenses

Research and development expenses increased 5% and 7% respectively, during the three and nine months ended September 30, 2004, of which 6% and 5% respectively, was due to currency exchange rate fluctuations.

Selling, general and administrative expenses increased 13% and 11% respectively, during the three and nine months ended September 30, 2004, of which 5% in each period was due to currency exchange rate fluctuations. We have incurred $2.7 million and $3.9 million in the three and nine month periods ended September 30, 2004, respectively, related to an investigation into allegations made by an employee with respect to the Company and various company processes. Our spending also includes a significant increase in Sarbanes Oxley regulatory compliance costs, including $1.7 million and $2.1 million of external professional fees for the three and nine month periods ending September 30, 2004, respectively.

Interest expense, other charges (income) net, taxes and net earnings

Interest expense decreased 6% and 10% respectively, during the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003, principally due to lower average borrowings during 2004.

During the nine month period ended September 30, 2003, we incurred a restructuring charge of $5.4 million ($3.8 million after tax) related to the final union settlement on the closure of our French manufacturing facility. In the consolidated statements of operations, this restructuring charge is included within Other charges (income), net.

The provision for taxes is based upon our projected 30% annual effective tax rate for the related periods.

Net earnings increased 2% and 14%, respectively in the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003. The increase reflects improving sales volume in 2004 and the benefits from our cost rationalization initiatives, as well as the impact of the related restructuring charge of $3.8 million (after tax) recorded in 2003. As previously mentioned, we have also incurred $2.7 million ($1.9 million after tax) and $3.9 million ($2.7 million after tax) for the three and nine month periods ended September 30, 2004, respectively, related to the investigation.

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

Our Adjusted Operating Income increased 3% and 12% during the three and nine months ended September 30, 2004 compared to the corresponding periods in 2003. The increases reflect improving sales volume in 2004 and the benefits from our cost rationalization initiatives, as well as the impact of the related restructuring charge of $5.4 million recorded in 2003. As previously mentioned, we have also incurred $2.7 million and $3.9 million for the three and nine month periods ended September 30, 2004, respectively, related to the investigation.

Results of Operations - by Operating Segment

Principal U.S. Operations

	Three months ended September 30			Nine months ended September 30
	2004	2003	%1)	2004	2003	%1)
Net sales	$114,208	$112,709	1%	$328,318	$328,567	0%
Segment profit	$18,405	$18,960	-3%	$49,941	$52,442	-5%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

The increase in sales to external customers in the three month period reflects improved sales of our in-store retail item management software solutions. Sales in the nine month period reflects growth in our laboratory and retail products, offset by decreases in our transportation and logistics and industrial OEM products.

The decrease in segment profit is principally related to the impact of our product transfer initiatives on this particular segment with an offsetting benefit to our Asia segment. Segment profit in the nine month period also includes additional costs, particularly in the first quarter, related to product launches and a North American sales meeting. These results were partially offset by the benefits of our cost reduction programs.

Other Western European Operations (including France, U.K., Italy and Spain)

	Three months ended September 30			Nine months ended September 30
	2004	2003	%1)	2004	2003	%1)
Net sales	$77,062	$68,823	12%	$236,331	$216,003	9%
Segment profit	$4,835	$3,575	35%	$13,015	$7,616	71%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

The increase in U.S. dollar sales to external customers in the three and nine month periods includes increases of 10% due to currency exchange rate fluctuations. The improvement in the three month period is due to strong performance in our laboratory products partially offset by lower sales of industrial and packaging products, which were down relative to strong 2003 activity, particularly for transportation and logistics.

The increase in segment profit for the three month period is principally due to favorable currency rate fluctuations and improved sales volume. The increase in segment profit for the nine month period includes the impact of favorable currency rate fluctuations and the restructuring charge of $4.5 million recorded in 2003.

Principal Central European Operations (including Germany)

	Three months ended September 30			Nine months ended September 30
	2004	2003	%1)	2004	2003	%1)
Net sales	$44,311	$43,167	3%	$139,555	$129,068	8%
Segment profit	$4,272	$4,217	1%	$15,190	$14,452	5%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

The increase in U.S. dollar sales to external customers in the three and nine month periods includes increases of 9% due to currency exchange rate fluctuations. The local currency sales decline particularly reflects lower sales of industrial and packaging products.

Segment profit benefited from cost saving initiatives, offset partially by the reduced sales growth.

Swiss R&D and Manufacturing Operations

	Three months ended September 30			Nine months ended September 30
	2004	2003	%1)	2004	2003	%1)
Net sales	$11,643	$11,359	3%	$35,895	$36,129	-1%
Segment profit	$11,293	$9,433	20%	$31,846	$26,068	22%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

U.S. dollar sales to external customers in the three and nine month periods include increases of 9% and 7% respectively, due to currency exchange rate fluctuations which offset a reduction in sales of electronic components. These trends were partially offset by increased sales of our core laboratory products.

The increase in segment profit in both periods is principally a result of the impact of favorable currency exchange rate fluctuations and increased sales to other segments of core laboratory and process analytics products.

Asia

	Three months ended September 30			Nine months ended September 30
	2004	2003	%1)	2004	2003	%1)
Net sales	$44,499	$37,224	20%	$125,744	$100,709	25%
Segment profit	$10,606	$8,831	20%	$29,377	$21,038	40%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

The increase in U.S. dollar sales to external customers in the three and nine month periods includes increases of 2% and 3% respectively, due to currency exchange rate fluctuations. These results reflect strong sales performance for most of our product lines. China experienced particularly strong results in the three and nine month periods, while sales growth in Japan improved in the third quarter versus the first half of the year.

The increase in segment profit reflects the leverage of our fixed cost structure in China and the corresponding strong sales performance, as well as the benefit of product transfer initiatives.

Other

	Three months ended September 30			Nine months ended September 30
	2004	2003	%1)	2004	2003	%1)
Net sales	$50,325	$47,532	6%	$139,406	$123,509	13%
Segment profit	$4,505	$2,675	68%	$11,051	$4,520	144%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

U.S. dollar sales to external customers in the three and nine month periods include increases of 2% and 3% respectively due to currency exchange rate fluctuations. The local currency sales increase in the three and nine month periods reflects strong growth in our packaging and process analytics products, as well as continued growth in Eastern Europe.

The increase in segment profit reflects the impact of higher sales and benefits of our cost restructuring initiatives as well as the restructuring charge of $1.0 million recorded in the third quarter of 2003.

Liquidity and Capital Resources

Cash flow statistics

	Nine months ended	Nine months ended	Increase
	September 30, 2004	September 30, 2003	(decrease) %
Net cash provided by operating activities	$121,929	$78,454	55%
Cash flows from investing activities
Acquisitions	(2,287)	(3,486)	(34)%
Capital expenditures	$(17,517)	$(17,642)	(1)%

The increase in net cash provided by operating activities in the nine months ended September 30, 2004 compared to the corresponding period in 2003, is principally attributable to improved management of operating assets and liabilities, including working capital, and lower restructuring payments of $3.3 million in 2004 compared to $13.1 million in 2003.

We continue to explore potential acquisitions. In connection with any acquisition we may incur additional indebtedness. In addition to the acquisition costs already incurred, the terms of certain of our acquisitions provide for possible additional earn-out payments. Such earn-out payments, if any, will not be material to our financial position.

Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

Net debt

	September 30, 2004
	U.S. dollar	Other principal trading currencies	Total

$150m Senior notes (net of unamortized discount)	$150,363	$-	$150,363
Credit facility	24,605	10,355	34,960

Total long-term debt	174,968	10,355	185,323
Other local arrangements	1,107	8,405	9,512

Total debt	$176,075	$18,760	194,835
Less: Cash and cash equivalents			(54,048)

Total net debt			$140,787

As of September 30, 2004, we had $255.2 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least several years, but there can be no assurance that this will be the case.

Share repurchase program

On February 5, 2004, we announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. The share repurchase program is funded from cash generated from operating activities.

During the nine months ended September 30, 2004 we spent $60.1 million on the repurchase of 1,349,400 shares at an average price of $44.50.

In November 2004, the Company's Board of Directors approved an additional buyback of up to $200 million to its share repurchase program over the two-year period ending December 31, 2006. The additional share repurchases are also expected to be funded from cash generated from operating activities.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. While our revenues and expenses by currency change from period to period, we estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of between $0.8 million and $1.2 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2004, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated, would result in an increase of approximately $2.1 million in the reported U.S. dollar value of the debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2004, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

(b) As of December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 ("the Act") will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of internal control over financial reporting, (3) management's assessment of the effectiveness of internal control over financial reporting as of the end of its most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting. Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the prescribed period, the Company has, since 2003, been engaged in a process to document and evaluate its internal controls over financial reporting. In this regard, management has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. During the second quarter of 2004, the Company commenced testing its internal controls. The Company's documentation and testing to date have identified certain gaps in the design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. In addition, the Company's recent changes in its finance organization may have short-term consequences to its internal controls as individuals assume new responsibilities. The Section 404 certification process requires the Company to complete a number of processes and procedures before the end of the current year, and there can be no assurance that it will be able to complete all these required processes and procedures in the required timeframe. The Company has also brought in additional resources to aid it in accomplishing these objectives, which will increase its costs. Also, given the complexities of the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditors, conclusions at December 31, 2004 with respect to the design or effectiveness of its internal controls over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

July 1 to July 31, 2004	-	-	-	$80,428
August 1 to August 31, 2004	435,500	$43.86	435,500	$61,315
September 1 to September 30, 2004	455,500	$46.97	455,500	$39,905

Total	891,000	$45.45	891,000	$39,905

The Company has only one share repurchase program. Under this program, announced on February 5, 2004 and November 4, 2004, the Company is authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, and an additional $200 million of equity shares over the two-year period ending December 31, 2006.

During the nine months ended September 30, 2004 the Company spent $60.1 million on the repurchase of 1,349,400 shares at an average price of $44.50.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other information. None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	32	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K

	Date Furnished or Filed	Item Reported

	August 9, 2004	Press release announcing second quarter 2004 financial results, and completion of the financial aspects of an investigation into allegations made by an employee.
	September 10, 2004	Press release announcing appointment of Francis A. Contino to the Board of Directors.
	November 4, 2004	Press release announcing third quarter 2004 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mettler-Toledo International Inc.

Date: November 9, 2004	By: /s/ William P. Donnelly

William P. Donnelly
Group Vice President and
Chief Financial Officer