Form 10-K
period 2004-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2005-02-25
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to
Commission file number 1-13595

Mettler-Toledo International Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3668641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Im Langacher P.O. Box MT-100 CH 8606 Greifensee, Switzerland (Address of principal executive offices)	(Zip Code)
011-41-44-944-2211
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12 b-2 of the Act).     Yes ☑          No ☐
      As of February 1, 2005 there were 43,268,039 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant on June 30, 2004 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2004) was approximately $2.1 billion. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.
Documents Incorporated By Reference

Document	Part of Form 10-K Into Which Incorporated

Proxy Statement for 2005 Annual Meeting of Shareholders	Part III

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

DISCLAIMER
      Some of the statements in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth opportunities in both developed markets and emerging markets, impact of inflation, currency and interest rate fluctuations, planned research and development efforts, product introductions and innovation, manufacturing capacity, adequacy of facilities, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, research and development expenditures, competitors’ product development, expected capital expenditures, future cash sources and requirements, liquidity, impact of long term incentive plans, expected pension contributions and payments, impact of taxes, expected compliance with laws, changes in law and regulations, impact of environmental costs, expected trading volume and value of stocks and options, expected cost savings, impact of litigation, benefits and other effects of completed or future acquisitions, which involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.
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
      We are a leading global supplier of precision instruments and services. We are the world’s largest manufacturer of weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. We also hold top-three market positions in several related analytical instruments, and are a leading provider of automated chemistry systems used in drug and chemical compound discovery and development. In addition, we are the world’s largest manufacturer and marketer of metal detection and other end-of-line inspection systems used in production and packaging, and hold a leading position in certain process analytics applications.
      Our business is geographically diversified, with sales in 2004 derived 43% from Europe, 40% from North and South America and 17% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
      Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in November 1997. In November 2001, we acquired Rainin Instrument, a leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications.
Business Segments
      We have six reportable segments: Principal U.S. Operations, Other Western European Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Asia and Other. See Note 16 to the audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations — by Operating Segment” for detailed results by segment and geographic region.
      We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and principal services are set forth below. Given the inherently global nature of our business, the following description of our products, customers and distribution, sales and services, research and development, manufacturing and other elements of our business apply, for the most part, to each of our segments. In some instances particular products are targeted for particular segments but none of these are material in nature to the entire business or an individual segment.
Laboratory Instruments
      We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 45% of our net sales in 2004.

Laboratory Balances
      Our laboratory balances have weighing ranges from one ten-millionth of a gram up to 32 kilograms. To cover a wide range of customer needs and price points, we market our balances in a range of product tiers offering different levels of functionality. Based on the same technology platform, we also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights.
      In addition to Mettler-Toledo branded products, we manufacture and sell balances under the brand name “Ohaus.” Ohaus branded products principally target the educational market and other markets in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service.

Pipettes
      Pipettes are used in laboratories for dispensing small volumes of liquids. In late 2001, we acquired Rainin Instrument, a premier provider of pipetting solutions based in California. Rainin develops, manufactures and distributes advanced pipettes, tips and accessories, including single- and multi-channel manual and electronic pipettes. Rainin maintains service centers in the key markets where customers periodically send in their pipettes for certified recalibrations. Rainin’s principal end markets are pharmaceutical, biotech, clinical and academia.

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

Other Analytical Instruments
      pH meters measure acidity in laboratory samples. We also sell density and refractometry instruments, which measure chemical concentrations in solutions. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing an infrared dryer to evaporate moisture.

Laboratory Software
      LabX, our PC-based laboratory software platform, manages and analyzes data generated by our titrators and balances. LabX provides full network capability, has efficient, intuitive protocols, and enables customers to collect and archive data in compliance with the U.S. Food and Drug Administration’s traceability requirements for electronically stored data (also known as 21 CFR Part 11). We plan to expand LabX to include other laboratory instruments.

Automated Chemistry Solutions
      Our current drug discovery offerings are focused on key aspects of process development, as well as on identification of leads and optimization of those leads. Our automated lab reactors and reaction calorimeters are integral to the process research and development and scale-up activities of our customers. We offer a range of technologies including automated synthesizers to support chemists working on lead identification and optimization, automated workstations that support the synthesis process, and systems for cleaning up and purifying synthesis products. In addition, we allow customers to monitor the reaction and crystallization processes with on-line measurement technologies based on infrared and laser light. We believe that our portfolio of integrated technologies can bring significant efficiencies to the drug discovery process, enabling our customers to create larger numbers of higher quality candidate compounds and bring them to market faster.

Process Analytics
      Our process analytics business provides instruments for the in-line measurement of liquid parameters used primarily in the production process of pharmaceutical, biotech, beverage, microelectronics, and chemical companies. About half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meets the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards. We are a leading solution provider for liquid analytical measurement to control and optimize production processes. Our solutions include sensor technology for pH, dissolved oxygen, CO2, conductivity, turbidity and TOC and automated systems for calibration and cleaning of measurement points. Our instruments offer leading multi-parameter capabilities and plant-wide control system integration, which are key for integrated measurement of multiple parameters to secure production quality and efficiency. With a worldwide network of specialists, we support customers in critical process applications, compliance and systems integration questions.

Industrial Instruments
      We manufacture numerous industrial weighing instruments and related terminals and we offer dedicated software solutions for the chemical, pharmaceutical and food industries. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 42% of our net sales in 2004.

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

Transportation/ Shipping and Logistics
      We are a leading global supplier of automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies. With these solutions, customers can measure the weight and cubic volume of packages for appropriate billing, logistics and quality control. Our solutions also integrate into customers’ information systems.

Vehicle Scale Systems
      Our primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter or leave a factory or at a toll station). Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. We also offer advanced computer software, including, that can be used with our heavy industrial scales to facilitate a broad range of customer solutions and provides a complete system for managing vehicle transaction processing.

Industrial Software
      We offer a wide range of software that can be used with our industrial instruments. Examples include FreeWeigh.net, a statistical quality control software, Formweigh, our formulation/batching software, and OverDrive. FreeWeigh.net and Formweigh provide full network capability and enable customers to collect and archive data in compliance with the U.S. Food and Drug Administration’s traceability requirements for electronically stored data (21 CFR part 11). In addition, our Q.i365 software controls batching processes by monitoring the material transfer control process. Q.i365 also provides statistical, diagnostic and operational information for asset management, process control and database applications.

Product Inspection
      Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems (e.g., for use in food processing and packaging, and pharmaceutical and other industries). We are the world’s leading provider of metal detectors, x-ray visioning equipment and checkweighers that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which enter the manufacturing process for similar reasons. Our x-ray systems can detect metal in metallized containers and can be used for mass control. Both x-ray and metal detection systems may be used together with checkweighers as components of integrated packaging lines. Checkweighers are used to control the filling content of packaged goods such as food, pharmaceuticals and cosmetics. FreeWeigh.net is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers’ enterprise resource planning and/or process control systems.
Retail Weighing Solutions
      Supermarkets, hypermarkets and other food retail organizations make use of multiple weighing applications for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer network scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate weighing data into a supermarket’s overall fresh goods management system. Customer benefits are in the areas of pricing, merchandising, inventory management, and regulatory compliance. The retail business accounted for approximately 13% of our net sales in 2004.

Retail Software
      Our subsidiary SofTechnics provides retail software for in-store item and inventory management solutions. SofTechnics’ offering complements our solutions to food retailers. Its software provides the full scope of real-time item management, thereby allowing retailers to match local store inventory levels with local customer demand. As our traditional retail weighing business become more focused on information technology, the opportunity to cross-sell SofTechnics’ software and services expands. We have begun to introduce SofTechnics software for the improved management of fresh goods and plan to sell more integrated data management solutions for fresh goods now and in the future.
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
      Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through the indirect channels. We have a diversified customer base, with no single customer accounting for more than 2% of 2004 net sales.
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
      We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2004, our sales and services group consisted of over 4,500 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 37 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers are seeking to do more and more business with a consistent global approach.

Service
      We have expanded our service business from one centered on calibration, repair and maintenance to one driven by regulatory compliance and other value-added services, which we call Service XXL. We have a unique offering to our pharmaceutical customers in assuring that our instruments are used in compliance with FDA regulations and we can provide these services regardless of the customer’s location throughout the world. This global service network also is an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. In 2004, service (representing service contracts, repairs and replacement parts) accounted for approximately 23% of our total net sales. A significant portion of this amount is derived from replacement parts.
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

Research and Development
      We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $231.8 million in research and development ($83.2 million in 2004, $78.0 million in 2003, and $70.6 million in 2002). In 2004, we spent approximately 5.9% of net sales on research and development. Our research and development efforts fall into two categories:

•	technology advancements, which increase the value of our products. These advancements may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means, and

•	cost reductions, which reduce the manufacturing cost of our products through better overall design.
      We have devoted an increasing proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers’ IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have over 800 employees in research and development and product engineering.

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
Employees
      As of December 31, 2004, we had approximately 8,700 employees throughout the world, including approximately 4,100 in Europe, 3,000 in North and South America, and 1,600 in Asia and other countries.
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
      Approvals are required to ensure our instruments do not impermissibly influence other instruments, and are themselves not affected by other instruments. In addition, some of our products are used in “legal for trade” applications, in which prices based on weight are calculated, and for which specific weights and measures approvals are required. Although there are a large number of regulatory agencies across our markets, there is an increasing trend toward harmonization of standards, and weights and measures regulation is harmonized across the European Union.
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
      We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our subsidiary Hi-Speed Checkweigher Co., Inc. (“Hi-Speed”) is one of two private parties ordered to perform certain remedial actions under an administrative consent order that the New Jersey Department of Environmental Protection (“NJDEP”) signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI International Corporation (“GEI”) is the other ordered party. GEI has failed to fulfil all its obligations under the NJDEP order, and Hi-Speed has recently entered into discussions with the NJDEP about the next steps to be undertaken as a result. NJDEP has agreed with Hi-Speed that the residual contaminants can be addressed through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with the site will be approximately $0.3 million over the next seven years.
      In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that these sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although we believe that we are in substantial compliance with applicable environmental requirements and to date we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to material environmental liabilities in the future.
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

Factors affecting our future operating results

We have substantial debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.
      We have substantial debt and we may incur substantial additional debt in the future. As of December 31, 2004, we had total indebtedness of approximately $136.0 million, net of cash of $67.2 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.
      Our debt could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations under our debt instruments;

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs;

•	limit our ability to respond to business opportunities;

•	limit our ability to borrow additional funds, which may be necessary; and

•	subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
      Our ability to make payments on our debt and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, including those described in this section, that are beyond our control.
      We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our senior credit facility and the senior notes, on commercially reasonable terms or at all.

The agreements governing our debt impose restrictions on our business.
      The indenture governing our senior notes and the agreements governing our senior credit facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us and our restricted subsidiaries include limitations on our ability and the ability of our restricted subsidiaries to:

•	enter into sale and leaseback arrangements;

•	incur liens; and

•	consolidate, merge, sell or lease all or substantially all of our assets.
      Our senior credit facility also requires us to meet several financial ratios.
      Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks in this section. The breach of any of these covenants or restrictions could result in a default under the indenture governing the senior notes or under our senior credit facility. An event of default under our senior credit facility would permit our lenders to declare all amounts borrowed from them to be immediately due and payable. Acceleration of our other indebtedness may cause us to be unable to make interest payments on the senior notes and repay the principal amount of the senior notes.

Currency fluctuations may affect our operating profits.
      Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.9 million to $1.1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2004, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $2.8 million in the reported U.S. dollar value of the debt.

We are subject to certain risks associated with our international operations and fluctuating conditions in emerging markets.
      We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe. In addition to the currency risks discussed above, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations, and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•	nationalization of private enterprises;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	uncertain local economic, political and social conditions, including hyper-inflationary conditions, or periods of low or no productivity growth.
      We must also comply with a variety of regulations regarding the conversion and repatriation of funds earned in local currencies. For example, converting earnings from our operations in China into other currencies and repatriating these funds require governmental approvals. If we cannot comply with these or other applicable regulations, we may face increased difficulties in utilizing cash flow generated by these operations outside of China.
      Economic conditions in emerging markets have from time to time deteriorated significantly, and some emerging markets are experiencing recessionary trends, severe currency devaluations and inflationary prices. Moreover, economic problems in individual markets can spread to other economies, adding to the adverse conditions we face in emerging markets. We remain committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. However, we expect the fluctuating economic conditions will affect our results of operations in these markets for the foreseeable future.

We operate in highly competitive markets, and it may be difficult to preserve operating margins, gain market share and maintain a technological advantage.
      Our markets are highly competitive. Weighing and analytical instruments markets are also fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of whom are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our company. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets. We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have certain technological and other advantages over our competitors, we may not be able to realize and maintain these advantages.

Our product development efforts may not produce commercially viable products in a timely manner.
      We must introduce new products and enhancements in a timely manner, or our products could become technologically obsolete over time, which would harm our operating results. To remain competitive, we must continue to make significant investments in research and development, sales and marketing, and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments. In developing new products, we may be required to make substantial investments before we can determine their commercial viability. As a result, we may not be successful in developing new products and we may never realize the benefits of our research and development activities.

A prolonged downturn or additional consolidation in the pharmaceutical, food, food retailing and chemicals industries could adversely affect our operating results.
      Our products are used extensively in the pharmaceutical, food and beverage and chemical industries. Consolidation in the pharmaceutical and chemicals industries hurt our sales in prior years. A prolonged downturn or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment and policies regarding capital expenditures generally. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability.

We may face risks associated with future acquisitions.
      We plan to pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions involve numerous risks, including:

•	difficulties in the assimilation of the acquired operations, technologies and products;

•	diversion of management’s attention from other business concerns; and

•	potential departures of key employees of the acquired company.
      If we successfully identify acquisitions in the future, completing such acquisitions may result in:

•	new issuances of our stock that may be dilutive to current owners;

•	increases in our debt and contingent liabilities; and

•	additional amortization expenses related to intangible assets.
      Any of these acquisition-related risks could materially adversely affect our profitability.
      Larger companies have identified life sciences and instruments as businesses they will consider entering, which could change the competitive dynamics of these markets. In addition, we may not be able to identify, successfully complete or integrate potential acquisitions in the future. However, even if we can do so, we cannot be sure that these acquisitions will have a positive impact on our business or operating results.

If we cannot protect our intellectual property rights, or if we infringe or misappropriate the proprietary rights of others, our operating results could be harmed.
      Our success depends on our ability to obtain and enforce patents on our technology and to protect our trade secrets. Our patents may not provide complete protection, and competitors may develop similar products that are not covered by our patents. Our patents may also be challenged by third parties and invalidated or narrowed. Although we take measures to protect confidential information, improper use or disclosure of our trade secrets may still occur.
      We may be sued for infringing on the intellectual property rights of others. The cost of any litigation could affect our profitability regardless of the outcome, and management attention could be diverted. If we are unsuccessful in such litigation, we may have to pay damages, stop the infringing activity and/or obtain a license. If we fail to obtain a required license, we may be unable to sell some of our products, which could result in a decline in our revenues.

Departures of key employees could impair our operations.
      We have employment contracts with each of our key employees. In addition, our key employees own shares of our common stock and/or have options to purchase additional shares. Nevertheless, such individuals could leave the Company. If any key employees stopped working for us, our operations could be harmed. We have no key man life insurance policies with respect to any of our senior executives.

We may be adversely affected by environmental laws and regulations.
      We are subject to various environmental laws and regulations, including those relating to:

•	air emissions;

•	wastewater discharges;

•	the handling and disposal of solid and hazardous wastes; and

•	the remediation of contamination associated with the use and disposal of hazardous substances.
      We incur capital and operating expenditures in complying with environmental laws and regulations both in the U.S. and abroad. We are currently involved in, or have potential liability with respect to, the remediation of past contamination in facilities both in the U.S. and abroad. In addition, some of these facilities have or had been in operation for many decades and may have used substances or generated and disposed of wastes that are hazardous or may be considered hazardous in the future. These sites and disposal sites owned by others to which we sent waste may in the future be identified as contaminated and require remediation. Accordingly, it is possible that we could become subject to additional environmental liabilities in the future that may harm our results of operations or financial condition.

We may be adversely affected by failure to comply with regulations of governmental agencies.
      Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, from design and development, to labeling, manufacturing, promotion, sales and distribution. If we fail to comply with these regulations, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.

We may experience impairments of goodwill or other intangible assets.
      Starting in 2002, our goodwill amortization charges have ceased. As at December 31, 2004, our consolidated balance sheet included goodwill of $433.7 million and other intangible assets of $126.5 million.
      Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. In preparing the valuation models we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The significant estimates and assumptions within our fair value models include sales growth, controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.
      Our drug discovery reporting unit is sensitive to changes in biopharma capital spending. We currently estimate the fair value of the Company’s drug discovery reporting unit exceeds its carrying value of $34.2 million as of December 31, 2004. In accordance with the provisions of SFAS 142, the Company monitors the fair value of this reporting unit closely to determine if the business plans are being achieved. For example, we monitor whether the forecasted benefits of our drug discovery cost reduction programs are being realized.
      The Company’s intangible assets include a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license is currently subject to litigation with the grantor. While the Company believes its rights under the license will be upheld, if they were not to be upheld, expected cash flows generated by the license would be reduced and the related $19.9 million asset could be impaired, causing a non-cash charge of up to $14 million after tax. Management does not believe this outcome or any other consequences of the case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.
      Should any of these estimates or assumptions in the preceding paragraphs not be accurate, or should we incur lower than expected operating performance or cash flows, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite-lived intangible assets if the fair value estimate declines below the carrying value.
      Our amortization expense related to intangible assets with finite lives may materially change should our estimates of their useful lives change.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.
      We are subject to income taxes in both the United States and various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by:

•	changes in the mix of earnings by jurisdiction;

•	changes in tax laws or tax rates;

•	changes in the valuation of deferred tax assets and liabilities; and

•	material audit adjustments.
      In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent upon our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.
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

      Our website also contains copies of the following documents that can be downloaded free of charge:

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Code of Conduct
      Any of the above documents, and any of our reports on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can also be obtained in print by sending a written request to our Investor Relations Department:

Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240
U.S.A.
Phone: +1 614 438 4748
Fax: +1 614 438 4646
E-mail: mary.finnegan@mt.com
CEO and CFO Certifications
      Our CEO submits an annual written affirmation to the New York Stock Exchange (NYSE) certifying the company’s compliance with NYSE listing rules. The most recent annual affirmation was submitted in 2004.
      Our CEO and CFO also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.

Item 2.	Properties
      The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. Our Greifensee, Switzerland facility also serves as our worldwide headquarters and our Columbus, Ohio facility serves as our North American headquarters. We believe our facilities are adequate for our current and reasonably anticipated future needs.

Location	Owned/Leased	Business Segment

Europe:
Greifensee/ Nanikon, Switzerland	Owned	Swiss R&D and Manufacturing Operations
Uznach, Switzerland	Owned	Swiss R&D and Manufacturing Operations
Urdorf, Switzerland	Owned	Swiss R&D and Manufacturing Operations
Schwerzenbach, Switzerland	Leased	Swiss R&D and Manufacturing Operations
Albstadt, Germany	Owned	Principal Central European Operations
Giessen, Germany	Owned	Principal Central European Operations
Manchester, England	Leased	Other Western European Operations
Oslo, Norway	Leased	Other Western European Operations
Americas:
Columbus, Ohio	Leased	Principal U.S. Operations
Worthington, Ohio	Owned	Principal U.S. Operations
Oakland, California	Leased	Principal U.S. Operations
Ithaca, New York	Owned	Principal U.S. Operations
Woburn, Massachusetts	Leased	Principal U.S. Operations
Tampa, Florida	Leased	Other
Other:
Shanghai, China	Building Owned; Land Leased	Asia
Changzhou, China (two facilities)	Buildings Owned; Land Leased	Asia

Item 3.	Legal Proceedings
      We are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition or results of operations. See the disclosure above under “Environmental Matters”.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
Executive Officers of the Registrant
      See Part III, Item 10 of this annual report for information about our executive officers.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters
Market Information for Common Stock
      Our common stock is traded on the New York Stock Exchange under the symbol “MTD”. The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the quarters indicated.

	Common Stock
	Price Range

	High	Low

2004
Fourth Quarter	$51.97	$46.51
Third Quarter	$49.15	$40.50
Second Quarter	$49.58	$43.70
First Quarter	$46.46	$40.67
2003
Fourth Quarter	$42.73	$36.06
Third Quarter	$39.75	$34.60
Second Quarter	$38.00	$29.82
First Quarter	$34.12	$28.90
Holders
      At February 1, 2005 there were 142 holders of record of common stock and 43,268,039 shares of common stock outstanding. We estimate we have approximately 15,000 beneficial owners of common stock held in street name.
Dividend Policy
      Historically we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share buyback program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information as of December 31, 2004

		Weighted-Average	Number of Securities Remaining
	Number of Securities to be	Exercise Price of	Available for Future Issuance
	Issued upon Exercise of	Outstanding	under Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,965,954	$32.02	3,128,200
Equity compensation plans not approved by security holders	—	—	—

Total	4,965,954	$32.02	3,128,200

      We do not have any equity compensation plans that have not been approved by our shareholders that are required to be disclosed in this annual report on Form 10-K or our proxy statement.
      Further details in relation to our stock option plan are given in Note 11 to the audited consolidated financial statements included herein.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			(c)
			Total Number	(d)
	(a)		of Shares	Maximum Number
	Total	(b)	Purchased as Part	(or Approximate Dollar
	Number of	Average	of Publicly	Value) of Shares that May
	Shares	Price Paid	Announced Plans	yet be Purchased under
Period	Purchased	per Share	or Programs	the Plans or Programs

October 1, to October 31, 2004	—	—	—	$39,905
November 1 to November 30, 2004	325,000	$50.02	325,000	$223,638
December 1 to December 31, 2004	534,100	$51.32	534,100	$196,211
Total	859,100	$50.83	859,100	$196,211
      The Company has only one share repurchase program. Under this program, announced on February 5, 2004 and November 4, 2004, the Company is authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, and an additional $200 million of equity shares over the two-year period ending December 31, 2006.
      During the twelve months ended December 31, 2004 the Company spent $103.8 million on the repurchase of 2,208,500 shares at an average price of $46.97.

Item 6.	Selected Financial Data
      The selected historical financial information set forth below at December 31 and for the years then ended is derived from our audited consolidated financial statements. The financial information presented below, in thousands except share data, was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

	2004(a)	2003(a)	2002(a)		2001(a)	2000

Statement of Operations Data:
Net sales	$1,404,454	$1,304,431	$1,213,707		$1,148,022	$1,095,547
Cost of sales	722,047	686,255	645,970		619,140	600,185

Gross profit	682,407	618,176	567,737		528,882	495,362
Research and development	83,217	78,003	70,625		64,627	56,334
Selling, general and administrative	419,780	372,822	331,959		299,191	296,187
Amortization (b)	12,256	11,724	9,332		14,114	11,564
Interest expense	12,888	14,153	17,209		17,162	20,034
Other charges, net (c)	42	4,563	28,202		15,354	2,614

Earnings before taxes and minority interest	154,224	136,911	110,410		118,434	108,629
Provision for taxes	46,267	41,073	9,989	(d)	46,170	38,510

Net earnings	$107,957	$95,838	$100,421		$72,264	$70,119

Basic earnings per common share:
Net earnings	$2.44	$2.15	$2.27		$1.78	$1.80
Weighted average number of common shares	44,237,214	44,473,913	44,280,605		40,609,716	38,897,879
Diluted earnings per common share:
Net earnings	$2.37	$2.11	$2.21		$1.68	$1.66
Weighted average number of common shares	45,483,969	45,508,847	45,370,053		42,978,895	42,141,548
Footnotes on following page

	2004(a)	2003(a)	2002(a)	2001(a)	2000

Balance Sheet Data:
Cash and cash equivalents	$67,176	$45,116	$31,427	$27,721	$21,725
Working capital (e)	143,848	150,789	127,214	106,689	103,021
Total assets	1,480,072	1,387,276	1,303,393	1,189,412	887,582
Long-term debt	196,290	223,239	262,093	309,479	237,807
Other non-current liabilities (f)	132,723	135,613	133,600	119,109	95,843
Shareholders’ equity (g)	720,886	653,996	502,386	388,184	178,840

(a)	Includes the results of the Rainin acquisition from November 2001.

(b)	Includes goodwill amortization of $10,054 and $8,844 in 2001 and 2000, respectively. Beginning in 2002, the Company ceased amortization of goodwill as required by U.S. GAAP.

(c)	Other charges, net consists primarily of charges related to the Company’s restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. The 2003 amount includes a charge of $5,444 related to the final union settlement on the closure of our French manufacturing facility. The 2002 and 2001 amounts also include charges of $28,661 and $15,196, respectively, primarily related to headcount reductions and manufacturing transfers. The 2000 amount includes a charge of $1,425 related to the close-down and consolidation of operations.

(d)	The provision for taxes for 2002 includes a benefit of $23,135 related to the completion of a tax restructuring program and related tax audits.

(e)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(f)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 12 to the audited consolidated financial statements included herein.

(g)	No dividends were paid during the five-year period ended December 31, 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements.
Overview
      We operate a global business, with sales that are diversified by geographic region, product range and customer. We hold leading positions worldwide in many of our markets and attribute this leadership to several factors, including the strength of our brand name and reputation, our comprehensive offering of innovative instruments and solutions, and the breadth and quality of our global sales and service network.
      Net sales in U.S. dollars increased by 8% and 7% in 2004 and 2003, respectively, of which 5% and 7% was due to currency exchange rate fluctuations. We have continued to face a challenging world economy in 2004 with conditions generally strong in Asia and stabilizing to improving in the United States and Europe.
      Looking forward to 2005, we anticipate overall customer spending patterns to be similar to 2004 with certain differences based on geographic regions. In Asia we expect continued growth, but at a slower level than 2004. Specifically, we believe growth in China will be less than the 21% growth we experienced in 2004. In the U.S. we expect to see similar customer spending levels to what we saw in 2004 and in Europe we expect some improvement from the relatively weak levels of recent years.
      In respect of our end user markets, we experienced improved results during 2004 in our laboratory-related end user markets, such as pharmaceutical and biotech customers. We believe that the long-term fundamentals of this market are attractive and our solutions assist these companies in enhancing their productivity as they meet the challenges of new drug approval activity, heightened price regulation and industry consolidation.
      In our industrial markets, the principal growth driver in recent years has been increased investment in China related to production capacity. Although this provides a significant opportunity for our Chinese operations, this manufacturing shift has a negative impact on certain of our industrial end user markets in the U.S. and Europe. Food producers and packagers also remain a large part of our industrial customer base. In recent years, we have benefited from these companies’ efforts to improve product quality and safety. However, this sector is experiencing high levels of competitive pressure which may negatively impact customer spending levels.
      In our retail end markets, we experienced improved results in both the U.S. and Europe relative to weak activity in recent years. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors. Increased spending in the past has come from events such as Y2K and the introduction of the euro currency. We have not experienced similar triggering events in recent years. Similar to our industrial business, China is also an important driver of growth as the expansion of their local economy is creating a significant number of new retail stores each year.
      In 2005, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
      Gaining Market Share. We launched a global sales and marketing initiative during 2004. We aim to accelerate our sales growth by improving the productivity and effectiveness of our global sales and marketing processes. While this initiative is broad based, initial efforts to improve these processes include the implementation of more effective pricing strategies and processes, increased activities for leads generation and further automation of field processes. Our comprehensive service offering also helps us further penetrate developed markets. In addition to traditional services, we offer installation, calibration, regulatory compliance services and remote service support.
      Expanding Emerging Markets. We have a two-pronged strategy in Asia: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have a long track record in China, and our sales in Asia have grown at more than 10% per year in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are shifting more of our manufacturing to China to reduce costs, where our three facilities manufacture for the local markets as well as for export.

      Extending Our Technology Lead. We continue to focus on product innovation. In the last three years, we spent between 5.5% and 6.0% of net sales on research and development. We seek to drive shorter product life cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software.
      Maintaining Cost Leadership. We continue to strive to improve our margins by reducing our cost basis. During the period following our buyout in 1996, we reduced the number of our manufacturing facilities from 29 to 19. Shifting production to China has been an important component of this consolidation. We have also implemented global procurement programs over the last several years aimed at lowering supply costs.
      Pursuing Strategic Acquisitions. While we have not completed a significant acquisition since 2001, acquisitions remain part of our growth strategy. We seek to pursue acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We have identified life sciences, packaging and process analytics as three key areas for acquisitions.
Non-GAAP Financial Measures
      We supplement our U.S. GAAP results with non-GAAP financial measures. The principal non-GAAP financial measure we use is Adjusted Operating Income, which we define as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes. The most directly comparable U.S. GAAP financial measure is net earnings.
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

•	It does not include interest expense. Because we have borrowed money to finance some of our operations, interest is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore any measure that excludes interest expense has material limitations;

•	It does not include taxes. Because payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations; and

•	It excludes amortization expense and other charges. Because these items are recurring, any measure that excludes them has material limitations.
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

      Because Adjusted Operating Income is not standardized, it may not be possible to compare with other companies’ non-GAAP financial measures having the same or a similar name. We strongly encourage investors to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
      Our Adjusted Operating Income increased from $136.5 million in 2002 to $179.4 million in 2004. This performance was achieved while we continued to invest in product development and in our distribution and manufacturing infrastructure. Adjusted Operating Income includes restructuring charges of $28.7 million in 2002. This charge is described more fully below. A reconciliation of Adjusted Operating Income to net earnings for 2002 to 2004 is included in “Results of Operations” below.
Restructuring Activities
      As further described in Note 14 to our audited consolidated financial statements, during the three months ended June 30, 2002 we recorded a restructuring charge of $28.7 million ($20.1 million after tax) which comprised severance, asset write-downs and other exit costs, primarily related to headcount reductions and manufacturing transfers. As a result of these actions, we eliminated approximately $18 million of costs from the business. We estimate that approximately $6 million of these savings were realized in 2002, $8 million in 2003, and $4 million in 2004.
      In accordance with U.S. GAAP, the charge taken in the second quarter of 2002 related to the exit of our French manufacturing facility was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, we recorded a restructuring charge of $5.4 million ($3.8 million after tax), related to the final union settlement on the closure of this facility. This charge comprised the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers’ council during the first quarter of 2003.
      We assess our accrual for restructuring activities on an ongoing basis. During the three months ended September 30, 2003, we recorded a reduction in the restructuring accrual of $1.0 million, included within Other charges (income), net, as a result of lower employee-related charges than originally anticipated. Also, a restructuring charge of $1.4 million was recorded during the three months ended September 30, 2003, related to an extension of manufacturing consolidation activities. This charge comprised severance of $1.0 million, included within Other charges (income), net, and inventory write-downs of $0.4 million, included within Cost of sales.
      At December 31, 2003, we had substantially completed the restructuring programs described above.
Results of Operations
      The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands).

	2004	2003	2002

Net sales	$1,404,454	$1,304,431	$1,213,707
Cost of sales	722,047	686,255	645,970

Gross profit	682,407	618,176	567,737
Research and development	83,217	78,003	70,625
Selling, general and administrative	419,780	372,822	331,959
Amortization	12,256	11,724	9,332
Interest expense	12,888	14,153	17,209
Other charges, net (b)	42	4,563	28,202

Earnings before taxes	$154,224	$136,911	$110,410

Net earnings	$107,957	$95,838	$100,421

Adjusted Operating Income (after restructuring charges) (a)	$179,410	$161,907	$136,492

Footnotes on following page.

     A reconciliation of Adjusted Operating Income to net earnings follows:

	2004	2003	2002

Adjusted Operating Income (after restructuring charges) (a)	$179,410	$161,907	$136,492
Amortization	12,256	11,724	9,332
Interest expense	12,888	14,153	17,209
Other charges, net (excluding restructuring charges) (b)	42	(881)	(459)
Provision for taxes	46,267	41,073	9,989

Net earnings	$107,957	$95,838	$100,421

(a)	See “Non-GAAP Financial Measures” above. Adjusted Operating Income is defined as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges. Restructuring charges that have been included are the costs set forth in Note (b) below.

(b)	Other charges, net consists primarily of charges related to our restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. The 2003 and 2002 amounts include restructuring charges of $5,444 and $28,661 respectively, related primarily to headcount reductions and manufacturing transfers.
Results of Operations – Consolidated

Net sales
      Net sales were $1,404.5 million for the year ended December 31, 2004, compared to $1,304.4 million in 2003 and $1,213.7 million in 2002. This represents increases in U.S. dollars of 8% and 7% in 2004 and 2003, respectively, of which 5% and 7% was due to currency exchange rate fluctuations.
      In 2004, our net sales by geographic destination in U.S. dollars increased by 2% in the Americas, 9% in Europe and 19% in Asia/ Rest of World, of which 9% and 4% in Europe and Asia/ Rest of World, respectively, was due to currency exchange rate fluctuations. A discussion of sales by operating segment is included below.
      As described in Note 16 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which is provided under contracts, as well as sales of spare parts.
      Net sales of products increased in U.S. dollars by 7% and 6% in 2004 and 2003, respectively, of which 5% and 7% was due to currency exchange rate fluctuations. Service revenue (including spare parts) increased in U.S. dollars by 11% and 12% in 2004 and 2003, respectively, of which 5% and 9% was due to currency exchange rate fluctuations.
      Excluding the effect of currency exchange rate fluctuations, net sales for our laboratory-related products increased 4% during 2004. This includes growth in each major product category, particularly process analytics. Our sales growth of laboratory-related products was also reduced by approximately 2% during 2004 due to the phase-out of our exit of third party electronic component sales. Excluding the effect of currency exchange rate fluctuations, net sales for our laboratory-related products decreased 1% during 2003, primarily due to a decrease in drug discovery products as a result of weakness in customer spending.
      Net sales of our industrial-related products increased 1% in 2004 excluding the effect of currency exchange rate fluctuations. We experienced sales growth in our core industrial and packaging products, offset by a decrease in sales of transportation and logistics products relative to strong project activity in 2003. While the long-term fundamentals of the market for our transportation and logistics products are strong, the timing of projects can impact the year-over-year comparison significantly. Excluding the effect of currency exchange rate fluctuations, net sales of industrial-related products increased 5% during 2003.

      In our food retailing markets, net sales excluding the effect of currency exchange rate fluctuations increased 8% in 2004 over the previous year, as customer spending patterns in the U.S. and Europe continue to improve relative to weak activity last year. Retail sales growth also includes improved sales of our in-store retail item management software solutions and expansion of our core retail products into Asia. Net sales in food retailing decreased 6% in 2003 excluding the effect of currency exchange rate fluctuations. This decrease was principally due to difficult comparisons relating to strong U.S. project activity in 2002, as well as suppressed spending patterns in Europe after the significant euro conversion-related investments by customers in previous years and weak consumer confidence in major European economies.

Gross profit
      Gross profit as a percentage of net sales was 48.6% for 2004, compared to 47.4% for 2003 and 46.8% for 2002. Improvements in the margin over the two-year-period reflect the benefits of our cost rationalization and product transfer initiatives, partially offset by adverse currency impacts.
      Gross profit as a percentage of net sales for products was 52.3% for 2004, compared to 50.9% for 2003 and 50.8% for 2002. These improvements also reflect the benefits of our cost rationalization and product transfer initiatives, offset by adverse currency impacts.
      Gross profit as a percentage of net sales for services (including spare parts) was 36.1% for 2004, compared to 35.1% for 2003 and 32.0% for 2002. The increase in the margin over the two years reflects improved productivity, as well as the expansion of higher margin regulatory compliance service sales.

Research and development and selling, general and administrative expenses
      Research and development expenses as a percentage of net sales were 5.9% for 2004, compared to 6.0% for 2003 and 5.8% in 2002. Research and development expenses increased in U.S. dollars by 7% in 2004 and 10% in 2003, of which 6% and 8% was due to currency exchange rate fluctuations. The increases in 2004 and 2003 are principally due to investments in our new laboratory and other products.
      Selling, general and administrative expenses as a percentage of net sales increased to 29.9% for 2004, compared to 28.6% for 2003 and 27.4% for 2002. Selling, general and administrative expenses increased in U.S. dollars by 13% in 2004 and 12% in 2003, of which 5% and 8% was due to currency exchange rate fluctuations. During 2004 we incurred $5.0 million related to an investigation into allegations made by an employee with respect to the Company and various company processes. Our spending also includes a significant increase in Sarbanes Oxley regulatory compliance costs, including approximately $3.5 million of external professional fees during 2004. The increases in 2004 and 2003 also include spending related to our new product introductions as well as higher performance related compensation during 2004.

Other charges (income), net
      Other charges (income), net were $0.1 million in 2004, compared to $4.6 million in 2003 and $28.2 million in 2002. The 2003 and 2002 amounts include restructuring charges of $5.4 million ($3.8 million after tax) and $28.7 million ($20.1 million after tax), respectively, comprising severance, asset write-downs and other exit costs primarily related to headcount reductions and manufacturing transfers, described more fully in “Restructuring Activities” above.

Interest expense and taxes
      Interest expense was $12.9 million for 2004, compared to $14.2 million for 2003 and $17.2 million for 2002. The decreases are principally due to lower average borrowings.
      The provision for taxes is based upon our effective tax rate for the related periods, which was 30% for 2004 and 2003 and 9% for 2002. During the three months ended June 30, 2002 we recorded a one-time tax gain of $23.1 million related to the completion of a tax reorganization program and related tax audits, which contributed to an overall lower effective tax rate in 2002.

      During the fourth quarter of 2002, we began a program of repatriating foreign subsidiary earnings to the United States in a tax efficient manner. This program resulted in a repatriation of foreign earnings of $85 million during 2002, $100 million during 2003 and a further $5 million in 2004. In addition, this program will result in the repatriation of $75 million of foreign earnings over the next few years. The 2002 repatriation of $85 million created additional U.S. taxable income resulting in the utilization of certain historical tax attributes related to our U.S. operations and release of the related U.S. federal deferred tax valuation allowance. The tax effects related to the future repatriation of $75 million have been accrued.
      The Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in an adverse material impact on the Company’s consolidated results of operations or financial position.

Earnings before taxes and net earnings
      Earnings before taxes were $154.2 million for 2004, compared to $136.9 million in 2003 and $110.4 million in 2002. Net earnings were $108.0 million for 2004, compared to $95.8 million in 2003 and $100.4 million in 2002.
      The 2004 results include $5.0 million ($3.5 million after tax) related to the previously mentioned investigation and $3.5 million ($2.5 million after tax) of external professional fees related to Sarbanes Oxley regulatory compliance costs.
      These results also include the restructuring charge of $5.4 million ($3.8 million after tax) in 2003 and the restructuring charge of $28.7 million ($20.1 million after tax) and one-time tax gain of $23.1 million in 2002.

Supplemental data: Adjusted Operating Income
      See “Non-GAAP Financial Measures” above. Adjusted Operating Income (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges) increased to $179.4 million or 12.8% of net sales for 2004, compared to $161.9 million or 12.4% of net sales in 2003 and $136.5 million or 11.2% of net sales in 2002. Adjusted Operating Income includes restructuring charges of $5.4 million in 2003 and $28.7 million in 2002.
      Adjusted Operating Income increased in 2004 and 2003 as a result of our increased sales volume, benefits of our cost rationalization and product transfer initiatives and a decrease in restructuring charges recorded in 2003 and 2002. These benefits were offset in part by higher research and development costs and selling costs principally related to new products, as well as the previously mentioned costs in 2004 associated with the investigation and external professional fees related to Sarbanes Oxley regulatory compliance.
Results of Operations – by Operating Segment
      The following is a discussion of the financial results of our operating segments. We currently have six reportable segments: Principal U.S. Operations, Other Western European Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Asia and Other. A more detailed description of these segments is outlined in Note 16 to our consolidated financial statements.

Principal U.S. Operations

				Increase in %(1)	Increase in %(1)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net sales	$441,707	$426,680	$441,898	4%	(3)%
Segment profit	$67,901	$68,516	$57,008	(1)%	20%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Net sales to external customers in our Principal U.S. Operations segment increased 4% in 2004, compared to a decrease of 3% in 2003. Our Principal U.S. Operations segment benefited from improved market conditions in 2004, as well as new product introductions. The 2004 increase in net sales to external customers reflects growth in most products, particularly our food retailing end markets.
      The net sales growth in our food retail business was primarily due to improved results relative to weak project activity in 2003. Our U.S. food retail sales growth also includes improved sales of our in-store retail item management software solutions. Net sales to external customers of our laboratory-related products increased during 2004 due to solid performance of our process analytics end market and growth in our liquid handling products. We also experienced increased net sales of industrial related products during 2004 primarily due to improved results in most product lines, offset in part by a decrease of approximately $5.8 million in industrial OEM product sales. Net sales to external customers in our Principal U.S. Operations segment also benefited by approximately 1% from business transfers from our Other segment.
      The decrease in 2003 sales of our Principal U.S. Operations was primarily the result of a decline in laboratory customer spending, as well as a decrease in our retail business due to relative strong 2002 project activity.
      The decrease in segment profit or Adjusted Operating Income of our Principal U.S. Operations segment during 2004 reflects the impact of our product transfer initiatives on this segment, as well as additional costs related to product launches, a North American sales meeting held once every five years, increased employee healthcare costs and an impairment charge relating to a building held for sale of $1.3 million during 2004 pertaining to this segment.
      The increase in 2003 segment profit or Adjusted Operating Income is due primarily to the restructuring charge recorded in 2002, of which $11.8 million relates to this segment. Adjusted Operating Income in 2003 was also impacted by the reduced sales volume.

Other Western European Operations (including France, U.K., Italy and Spain)

				Increase in %(1)	Increase in %(1)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net sales	$339,807	$306,644	$264,683	11%	16%
Segment profit	$24,640	$18,491	$3,709	33%	399%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Currency exchange rate fluctuations increased net sales growth to external customers of our Other Western European Operations segment by 10% and 17% in 2004 and 2003, respectively. Local currency net sales to external customers of our Other Western European Operations segment increased 1% in 2004, compared to a decrease of 1% in 2003.
      Western Europe benefited from improved market conditions in most countries during 2004, as well as new product introductions. Our 2004 local currency net sales to external customers in our Other Western European Operations segment primarily reflects growth in our laboratory-related products and our food retailing end markets. These trends were partially offset by a decline in our industrial-related products, which includes a decrease in transportation and logistics products relative to strong 2003 project activity.
      Sales trends in 2003 were particularly notable in the major Western European economies, which faced low consumer confidence. Our local currency sales decline in 2003 was also the result of the declines in our laboratory and retail end markets, partially offset by solid results for packaging and transportation and logistics products. The decline in sales of our European retail end markets in 2003 was partly due to the significant euro conversion related investments by customers in 2001.
      Segment profit or Adjusted Operating Income increased $6.1 million in our Other Western European Operations segment during 2004, compared to an increase of $14.8 million in 2003. These increases are principally the result of reduced restructuring charges, as well as benefits of our cost rationalization and product transfer initiatives and favorable currency translation fluctuations. Restructuring charges had the effect of reducing Adjusted Operating Income of our Other Western European Operations segment by $4.4 million and $11.4 million in 2003 and 2002, respectively. In addition, this segment benefited in 2004 due to a $1.1 million reduction of our restructuring related accruals as a result of lower employee related charges than originally anticipated.

Principal Central European Operations

				Increase in %(1)	Increase in %(1)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net sales	$198,475	$180,272	$158,232	10%	14%
Segment profit	$22,680	$20,453	$13,360	11%	53%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Currency exchange rate fluctuations increased net sales growth to external customers of our Principal Central European Operations segment by 9% and 18% in 2004 and 2003, respectively. Local currency net sales to external customers of our Principal Central European Operations segment increased 1% in 2004, compared to a decrease of 4% in 2003.
      Similar to our Other Western European Operations segment, Central Europe benefited from improved market conditions in most countries during 2004, as well as new product introductions. Our 2004 local currency net sales to external customers in our Principal Central European segment primarily reflects growth in our laboratory-related products and our food retailing end markets. These trends were partially offset by a decline in our industrial-related products, which includes a decrease in transportation and logistics products relative to strong 2003 project activity.
      Sales trends in 2003 were particularly notable in the major Central European economies, which faced low consumer confidence. Our local currency sales decline in 2003 was also the result of the declines in our laboratory and retail end markets, partially offset by solid results for packaging and transportation and logistics products. The decline in sales of our European retail end markets in 2003 was partly due to the significant euro conversion related investments by customers in 2001.
      Segment profit or Adjusted Operating Income increased $2.2 million in our Principal Central European Operations segment during 2004, compared to an increase of $7.1 million in 2003. The 2004 increase is primarily the result of improved sales volume and favorable currency translation fluctuations. The 2003 increase is principally the result of reduced restructuring charges, as well as benefits of our cost rationalization and product transfer initiatives and favorable currency translation fluctuations. Restructuring charges had the effect of reducing Adjusted Operating Income of our Principal Central European Operations segment by $2.8 million in 2002.

Swiss R&D and Manufacturing Operations

				Increase in %(1)	Increase in %(1)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net sales	$47,582	$49,897	$49,632	(5)%	1%
Segment profit	$44,030	$39,970	$47,193	10%	(15)%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Currency exchange rate fluctuations increased net sales growth to external customers of our Swiss R&D and Manufacturing Operations segment by 7% and 14% in 2004 and 2003, respectively. Local currency net sales to external customers of our Swiss R&D and Manufacturing Operations segment decreased 12% in 2004 and 13% in 2003. This decrease is primarily due to the exit of our third party electronic component product line, which had the effect of reducing net sales growth to external customers in this segment by approximately 22% during 2004. Excluding the effect of the exit of our third party electronic component product line, net sales to external customers increased approximately 10% in local currency, primarily due to the benefit of business transfers from our Other segment, as well as increased sales of laboratory balances and analytical instruments.
      Segment profit or Adjusted Operating Income increased $4.1 million in our Swiss R&D and Manufacturing Operations segment during 2004, compared to a decrease of $7.2 million in 2003. The increase in 2004 is principally the result of increased sales to other segments of laboratory-related products, benefits of our cost rationalization initiatives and favorable currency translation fluctuations.

Asia

				Increase in %(1)	Increase in %(1)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net sales	$178,311	$147,537	$118,936	21%	24%
Segment profit	$41,276	$29,575	$20,966	40%	41%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Currency exchange rate fluctuations had the effect of increasing our Asian segment net sales growth to external customers by 2% and 3% in 2004 and 2003, respectively. Local currency net sales to external customers in our Asian segment increased 19% and 21% in 2004 and 2003, respectively.
      The 2004 increase in local currency net sales to external customers in Asia reflects 21% growth in China and 9% growth in Japan. These results compare to a 2003 increase of 40% in China and a decrease of 8% in Japan. We have continued to experience solid sales growth in China based upon the expansion of their economy, as well as returns on investments in our Chinese business including the addition of a new manufacturing facility in 2003. Despite this significant sales growth, our Chinese net sales growth to external customers slowed during the fourth quarter of 2004 due to exceptional project activity in the prior year comparable period. In addition, we believe our Chinese customer spending patterns may be reduced as a result of the Chinese government’s efforts to slow the Chinese economy.
      Segment profit or Adjusted Operating Income increased $11.7 million in Asia during 2004, compared to an increase of $8.6 million in 2003. These increases were primarily due to the increased sales volume to external customers and other segments, and the benefits of product transfer initiatives from our other segments.

Other

				Increase in %(1)	Increase in %(1)
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Net sales	$198,572	$193,401	$180,326	3%	7%
Segment profit	$21,602	$12,330	$7,357	75%	68%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Net sales in local currencies to external customers in our Other operating segment was flat in 2004, compared to an increase of 3% in 2003. These results reflect sales growth in geographies such as Russia, Eastern Europe and Mexico. In addition, our net sales to external customers in this segment were reduced by approximately 5% due to business transfers to our Principal U.S. Operations and Swiss Manufacturing and R&D Operations segments.
      Segment profit or Adjusted Operating Income increased $9.3 million in 2004, compared to an increase of $5.0 million in 2003. The 2004 increase is primarily due to favorable currency translation fluctuations, the benefits of our cost rationalization programs as well as certain product transfers. The 2003 increase was due to the impact of restructuring charges in the prior year and improved sales volume. In addition, 2002 was also negatively affected by the economic downturn in Latin America.

Liquidity and Capital Resources
      Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and acquisitions.
      Cash provided by operating activities totaled $166.0 million in 2004, compared to $117.2 million in 2003 and $115.4 million in 2002. The increase in 2004 resulted principally from increased net earnings and improved management of operating assets and liabilities. Cash provided by operating activities in 2004 was impacted by voluntary incremental pension contributions of $10.0 million to our U.S. pension plan. The increase in 2003 cash provided by operating activities also resulted principally from improved management of operating assets and liabilities, partially offset by higher restructuring and tax payments. Cash provided by operating activities in 2003 reflected voluntary incremental pension contributions of $10.0 million to the U.S. pension plan and $7.1 million to our U.K. pension plan. Cash provided by operating activities in 2002 includes a voluntary contribution of $19.0 million to the U.S. pension plan. Similar to previous years, we expect to make normal employer pension contributions of $14.7 million in 2005. Cash provided by operating activities also includes payments for restructuring and related activities in 2004, 2003 and 2002 of $4.0 million, $16.8 million and $11.1 million, respectively.
      During 2004, we spent approximately $2.3 million on acquisitions, including additional consideration related to earn-out periods associated with acquisitions consummated in prior years. The cash portions of these purchases were funded from cash generated from operations. We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, the terms of certain of our acquisitions provide for possible additional earn-out payments. However, we do not currently believe we will make any material payments relating to such earn-outs.
      Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $27.9 million in 2004, $27.2 million in 2003 and $33.2 million in 2002. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

November 2003 refinancing
      On November 12, 2003, we closed a new five-year $300 million credit facility and completed the issuance of $150 million seven-year Senior Notes. The proceeds from this refinancing were immediately used to repay all of the borrowings under our former credit agreement, which was then terminated.

Credit Facility Agreement
      The $300 million credit facility is provided by a group of financial institutions and has a bullet maturity in November 2008. It is not subject to any scheduled principal payments. Borrowings under the $300 million credit facility bear interest at current market rates plus a margin based on our senior unsecured credit ratings (currently “BBB” by Standard & Poor’s and “Baa3” by Moody’s), and is currently set at LIBOR plus 0.6%. We must also pay utilization and facility fees that are tied to our credit ratings. The $300 million credit facility contains covenants including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. The facility also places certain limitations on us, including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the $300 million credit facility has several events of default including upon a change of control. The credit facility is unsecured.

Senior Notes
      In November 2003, we issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010. The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes.

      At our option, the Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	The principal amount of the Senior Notes; or

•	The sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.20%.
      The Senior Notes contain limitations on our ability to incur liens and enter into sale and leaseback transactions exceeding 10% of our consolidated net worth.
      At December 31, 2004, our consolidated debt, net of cash of $67.2 million, was $136.0 million. In addition to the Senior Notes, we had borrowings of $46.1 million under our credit facility and $6.9 million under various other local arrangements. Also at December 31, 2004, we had $244.6 million of availability remaining under the credit facility.
      At December 31, 2004, approximately $27.6 million of the borrowings under the credit facility and local working capital facilities were denominated in U.S. dollars. The balance of the borrowings under the credit facility and local working capital facilities were denominated in certain of our other principal trading currencies amounting to approximately $25.4 million. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
      At December 31, 2004, we were in compliance with all covenants set forth in our credit facility and Senior Notes agreements. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.
      We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the next several years.

Contractual obligations
      The following summarizes certain of our contractual obligations at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt (a)	$196,290	$—	$—	$46,103	$150,187
Non-cancelable operating leases (b)	85,775	21,060	27,903	14,460	22,352
Purchase obligations (c)	41,206	32,352	8,854	—	—

Total (d)	$323,271	$53,412	$36,757	$60,563	$172,539

(a)	As described in Note 9 to the audited consolidated financial statements.

(b)	As described in Note 15 to the audited consolidated financial statements.

(c)	Represents agreements to purchase goods or services that are enforceable and legally binding on the Company.

(d)	Excludes normal employer pension contributions which are expected to be $14.7 million in 2005.
     We have purchase commitments for materials, supplies, services and fixed assets in the normal course of business. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

Share repurchase program
      On February 5, 2004, we announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. In November 2004, in addition to the $100 million buyback amount the Company’s Board of Directors approved an additional buyback of up to $200 million under its share repurchase program over the two-year period ending December 31, 2006. Our share repurchases are expected to be funded from cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.
      During the year ending December 31, 2004, we spent $103.8 million on the repurchase of 2,208,500 shares at an average price of $46.97.
      As of December 31, 2004, approximately 1.0 million stock options were outstanding that are scheduled to expire in October 2006. These options were granted before the Company’s initial public offering in connection with the buy-out from Ciba-Geigy. The Company expects that these options will be exercised before their expiration date. Any purchases under the share repurchase program over this time would operate to offset the dilution from these exercises.

Investigation
      At the April 2004 Audit Committee meeting, management informed the committee that the Company had received allegations from an employee. As a matter of good corporate governance, management recommended, and the Audit Committee agreed, to conduct an independent investigation of the allegations. The allegations covered a number of accounting, disclosure and non-financial statement-related items.
      The Audit Committee retained independent outside counsel and forensic accountants to conduct an investigation of these matters, as well as certain other areas directly or indirectly related to the Company’s preparation of its financial statements.
      In August 2004, the Company announced the completion of the financial aspects of the investigation and that the Audit Committee and Board of Directors concluded there would be no change to the Company’s financial statements. Based on the investigation, the Board (based on the recommendation of the Audit Committee) made changes to improve the leadership and oversight of its financial operations and to reinforce the Board’s commitment to maintaining strong corporate governance. Mr. William Donnelly, who was Chief Financial Officer from 1997 to mid-2002 returned from an operating job inside the Company to the position of CFO in August 2004. The Company has also stated that it plans additional changes to enhance its financial organization, as well as the methods by which complaints may be reported.
      All aspects of the Audit Committee’s investigation are now complete.
Off-Balance Sheet Arrangements
      Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.
Effect of Currency on Results of Operations
      Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.9 million to $1.1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2004, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $2.8 million in the reported U.S. dollar value of the debt.
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
      Our effective tax rates for the years ended December 31, 2004, 2003 and 2002 were approximately 30%, 30% and 9%, respectively, as described in “Results of Operations — Consolidated — Interest expense and taxes”.
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
      We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our subsidiary Hi-Speed Checkweigher Co., Inc. (“Hi-Speed”) is one of two private parties ordered to perform certain remedial actions under an administrative consent order that the New Jersey Department of Environmental Protection (“NJDEP”) signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI International Corporation (“GEI”) is the other ordered party. GEI has failed to fulfill all its obligations under the NJDEP order, and Hi-Speed has recently entered into discussions with the NJDEP about the next steps to be undertaken as a result. NJDEP has agreed with Hi-Speed that the residual contaminants can be addressed through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. The Company estimates that the costs of compliance associated with the site will be approximately $0.3 million over the next seven years.
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
Inflation
      Inflation can affect the costs of goods and services that we use, including raw materials to manufacture our products. The competitive environment in which we operate limits somewhat our ability to recover higher costs through increased selling prices. Moreover, there may be differences in inflation rates between countries in which we incur the major portion of our costs and other countries in which we sell products, which may limit our ability to recover increased costs. We remain committed to operations in China and Eastern Europe, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on our operating results. However, as our presence in China and Eastern Europe increases, these inflationary conditions could have a greater impact on our operating results.
Quantitative and Qualitative Disclosures about Market Risk
      We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
      We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses and a portion of our Swiss franc/ euro exposure on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes in the U.S. dollar and Swiss franc on these foreign currency-denominated contracts indicates that if the U.S. dollar and Swiss franc uniformly worsened by 10% against all of our currency exposures, the fair value of these instruments would decrease by $5.6 million at December 31, 2004, as compared with $4.5 million at December 31, 2003. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations”.
      We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The market value of these contracts at both December 31, 2004 and 2003 was $0.4 million. Based on our agreements outstanding at December 31, 2004, a 100-basis-point increase in interest rates would result in a decrease in the net aggregate market value of these instruments of $1.6 million, as compared with a decrease of $1.9 million at December 31, 2003. Conversely, a 100-basis-point decrease in interest rates would result in a $1.7 million increase in the net aggregate market value of these instruments, as compared with a net increase of $1.9 million at December 31, 2003. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
Critical Accounting Policies
      Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, inventories, intangible assets, income taxes, revenue and warranty costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements.

Employee benefit plans
      The net periodic pension cost for 2004 and projected benefit obligation as of December 31, 2004 were $2.5 million and $107.4 million, respectively, for our U.S. pension plans, and $7.1 million and $465.3 million, respectively, for our international pension plans. The net periodic post-retirement cost for 2004 and projected benefit obligation as of December 31, 2004 for our U.S. post-retirement medical benefit plan were $1.0 million and $26.3 million, respectively.

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
      The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In April 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2004, the average return on assets assumption was 8.5% for the U.S. plan and 5.2% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $4.0 million after tax.
      The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2004, the average discount rate assumption was 5.75% for the U.S. plans and 4.2% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $1.6 million after tax.
      In 2004 and 2003, we made voluntary incremental funding payments of $10.0 million and $17.1 million, respectively, to reduce the underfunded status of our U.S. and U.K. pension plans. As a result of these voluntary incremental pension payments, we do not expect to make any significant required pension payments during the next two years. However, if the equity markets do not mirror expected rates of return, in the future we could be required to make additional cash funding payments or adjust the $46.9 million additional minimum pension liability recorded at December 31, 2004.
      The Company also has employee stock option plans which are accounted for under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has resulted. Notes 2 and 11 to the audited consolidated financial statements provide supplemental information, including pro forma earnings and earnings per share, as if the Company had accounted for options based on the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” That methodology yields an estimate of fair value based in part on a number of management estimates, including future volatility and estimated option lives. Changes in these assumptions could significantly impact the estimated fair value of stock options. See also Statement No. 123 (revised 2004) issued by the FASB in regards to “Stock Based Compensation” in Note 2, Summary of Significant Accounting Policies, New Accounting Pronouncements.

Inventory
      As of December 31, 2004, inventories net of allowances were $156.5 million.
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

Goodwill and other intangible assets
      As of December 31, 2004, our consolidated balance sheet included goodwill of $433.7 million and other intangible assets of $126.5 million.
      Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The significant estimates and assumptions within our fair value models include sales growth, controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.
      Our drug discovery reporting unit is sensitive to changes in biotech and pharmaceutical capital spending. We currently estimate the fair value of the Company’s drug discovery reporting unit exceeds its carrying value of $34.2 million as of December 31, 2004. In accordance with the provisions of SFAS 142, the Company monitors the fair value of this reporting unit closely to determine if the business plans are being achieved. For example, we monitor whether the forecasted benefits of our drug discovery cost reduction programs are being realized.
      The Company’s intangible assets include a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license is currently subject to litigation with the grantor. While the Company believes its rights under the license will be upheld, if they were not to be upheld, expected cash flows generated by the license would be reduced and the related $19.9 million asset could be impaired, causing a non-cash charge of up to $14 million after tax. Management does not believe this outcome or any other consequences of the case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.
      Should any of these estimates or assumptions in the preceding paragraphs not be accurate, or should we incur lower than expected operating performance or cash flows, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite-lived intangible assets if the fair value estimate declines below the carrying value.
      Our amortization expense related to intangible assets with finite lives may materially change should our estimates of their useful lives change.

Income taxes
      Income tax expense and deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items in the financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income, equity or goodwill in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
      In 2002 and 2004, provisions were made for U.S. income taxes on certain undistributed earnings of non-U.S. subsidiaries as a decision was made to repatriate these earnings rather than permanently reinvest them. If we decide to repatriate an amount of undistributed earnings in excess of those originally planned, we could be subject to additional income tax.
      The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate can be materially affected. Based on pre-tax income of $154.2 million for the year ended December 31, 2004, each increase of $1.5 million in tax expense would increase our effective tax rate by 1%.

Revenue recognition
      Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, Mettler-Toledo does not sell its software products without the related hardware instrument as the software is embedded in the instrument. The Company’s typical solution requires no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. We also generally maintain the right to accept or reject a product return in our terms and conditions. To the extent the Company’s solutions have a post shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we also defer revenue where installation is required, unless such installation is perfunctory. Distributor discounts are offset against revenue at the time such revenue is recognized. We also maintain accruals for outstanding credits. Revenues from service contracts are recognized ratably over the contract period.

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
Forward-Looking Statements and Associated Risks
      Some of the statements in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth opportunities in both developed markets and emerging markets, impact of inflation, currency and interest rate fluctuations, planned research and development efforts, product introductions and innovation, manufacturing capacity, adequacy of facilities, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, research and development expenditures, competitors’ product development, expected capital expenditures, future cash sources and requirements, liquidity, impact of long term incentive plans, expected pension contributions and payments, impact of taxes, expected compliance with laws, changes in law and regulations, impact of environmental costs, expected trading volume and value of stocks and options, expected cost savings, impact of litigation, benefits and other effects of completed or future acquisitions, which involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

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
      Discussion of this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8.	Financial Statements and Supplementary Data
      The financial statements required by this item are set forth starting on page F-1 and the related financial schedule is set forth on page S-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control Over Financial Reporting
      Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.
      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers AG, an independent registered public accounting firm, as stated in their report which appears on page F-2.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The directors and executive officers of the Company are set forth below. All directors hold office until the annual meeting of shareholders following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Robert F. Spoerry	49	President, Chief Executive Officer and Chairman of the Board of Directors
William P. Donnelly	43	Chief Financial Officer
Peter Bürker	59	Head of Human Resources
Olivier A. Filliol	38	Head of Global Sales, Service and Marketing and Head of Process Analytics
Jean-Lucien Gloor	52	Head of Information Systems and Logistics
Timothy P. Haynes	40	Head of Retail
Beat E. Lüthi	43	Head of Laboratory
Urs Widmer	54	Head of Industrial
Philip Caldwell (1)	85	Director
Francis A. Contino (1)	59	Director
John T. Dickson (2) (3)	59	Director
Philip H. Geier (2)	70	Director
John D. Macomber (1)	77	Director
Hans Ulrich Maerki (3)	58	Director
George M. Milne (3)	61	Director
Thomas P. Salice (1) (2)	45	Director

(1)	Audit Committee member

(2)	Compensation Committee member

(3)	Nominating and Corporate Governance Committee member
      Robert F. Spoerry has been a Director since October 1996. Mr. Spoerry has been President and Chief Executive Officer of the Company since 1993. He served as Head of Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been Chairman of the Board of Directors since May 1998.
      William P. Donnelly has been Chief Financial Officer of the Company from August 2004. From July 2002 to August 2004, he was Head of Product Inspection and the Company’s liquid handling business, and he was Chief Financial Officer of the Company from 1997 to July 2002.
      Peter Bürker has been Head of Human Resources of the Company since 1995. From 1992 to 1994 he was the Company’s General Manager in Spain, and from 1989 to 1991 he headed the Company’s operations in Italy.
      Olivier A. Filliol has been Head of Global Sales, Service and Marketing of the Company since April 2004, and Head of Process Analytics of the Company since June 1999. From June 1998 to June 1999 he served as General Manager of Hi-Speed Checkweigher Inc., a subsidiary of the Company based in New York. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company working in the Geneva, Paris, London and Sydney offices.
      Jean-Lucien Gloor has been Head of Information Systems and Logistics and Chief Information Officer of the Company since March 2001. From 1999 until joining the Company, he served as Head of Central Server Platforms at Credit Suisse Financial Services. Prior to 1999, he held various senior information systems positions during fifteen years with The Dow Chemical Company.

      Timothy P. Haynes has been Head of Retail of the Company since October 2001. From 1999 to 2001 he served as Business Unit Leader for the Company’s Transport, Shipping, Mail and Components business. Prior to joining the Company, he held various management positions at Emerson Electric in its process control and measurement businesses, including from 1997 to 1999 when he served as Vice President of Marketing and Product Development in its Process Analytic Division.
      Beat E. Lüthi has been Head of Laboratory of the Company since March 2003. From 1998 until returning to the Company, he served as Chief Executive Officer of Feintool International Holding, a Swiss public company. Feintool is a global technology and systems provider in fineblanking/forming and assembly/automation as well as a global supplier of metal and plastic components. From 1990 to 1998 he held various management positions with the Company in Switzerland.
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
      Francis A. Contino has been a Director since October 2004. Mr. Contino is Executive Vice President — Strategic Planning and Chief Financial Officer of McCormick & Company, Inc. He is a member of the Management Committee and has been a member of the Board of Directors and Chief Financial Officer of McCormick since joining the company in 1998. Prior to joining McCormick, Mr. Contino was Managing Partner of the Baltimore office of Ernst & Young.
      John T. Dickson has been a Director since March 2000. Mr. Dickson has been President and Chief Executive Officer of Agere Systems Inc. since August 2000. Previously, Mr. Dickson had been Executive Vice President and Chief Executive Officer of Lucent Technologies’ Microelectronics and Communications Technologies Group since October 1999. He joined AT&T Corp. in 1993 as Vice President of its Integrated Circuit business unit, moved to Lucent following its spin-off in 1996, and was named Chief Operating Officer of Lucent’s Microelectronics Group in 1997. Mr. Dickson is also a Director of Agere Systems Inc. and the Semiconductor Industry Association and a member of the Board of Trustees of Lehigh Valley Health Network.
      Philip H. Geier has been a Director since July 2001. Mr. Geier was Chairman of the Board and Chief Executive Officer of the Interpublic Group of Companies, Inc. from 1980 to 2000 and was a Director of Interpublic since 1975. Mr. Geier is also a Director of AEA Investors LLC, Alcon, Inc., Fiduciary Trust Co. International, Foot Locker, Inc. and Intermedia Advertising Group.
      John D. Macomber has been a Director since October 1996. He has been a principal of JDM Investment Group since 1992. He was Chairman and President of the Export-Import Bank of the United States (an agency of the U.S. Government) from 1989 to 1992. From 1973 to 1986 Mr. Macomber was Chairman and Chief Executive Officer of Celanese Corporation. Prior to that, Mr. Macomber was a Senior Partner of McKinsey & Company. Mr. Macomber is also a Director of AEA Investors LLC and Lehman Brothers Holdings Inc.
      Hans Ulrich Maerki has been a Director since September 2002. Mr. Maerki has been the Chairman and General Manager of IBM Europe/ Middle East/ Africa since July 2003. He is also a member of the World Wide Management Council of IBM Corporation. From August 2001 to July 2003, Mr. Maerki was Chairman of IBM Europe/ Middle East/ Africa and from 1996 to July 2001, Mr. Maerki was General Manager of IBM Global Services, Europe/ Middle East/ Africa. Mr. Maerki has been with IBM in various positions since 1973. Mr. Maerki is also a Director of ABB Ltd.

      George M. Milne, Jr., Ph.D., has been a Director since September 1999. From 1970 to July 2002, Dr. Milne held various management positions with Pfizer Corporation, including most recently Executive Vice President, Pfizer Global Research and Development and President, Worldwide Strategic and Operations Management. Dr. Milne was also a Senior Vice President of Pfizer Inc. and a member of the Pfizer Management Council. He was President of Central Research from 1993 to July 2002 with global responsibility for Pfizer’s Human and Veterinary Medicine Research and Development. Dr. Milne is also a Director of Athersys, Inc., Charles River Laboratories, Inc. and Conor Medsystems, Inc.
      Thomas P. Salice has been a Director since October 1996. Mr. Salice is a Managing Member of Sceptra Capital Partners, LLC, a private equity firm. Previously, he was President of AEA Investors LLC, a private equity firm, from January 1999, Chief Executive Officer from January 2000, and Vice Chairman from September 2002 to December 2004. Mr. Salice is also a Director of Agere Systems Inc. and Waters Corporation. He also serves on the Board of Trustees of Fordham University.
      On February 3, 2005, Mr. Caldwell announced to the Company that he intends to retire at the end of his current term and will not be running for reelection in 2005.
Audit Committee
      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Philip Caldwell, Francis Contino, John Macomber (Chair) and Thomas Salice.
Audit Committee Financial Expert
      The Board of Directors has determined that each member of the Audit Committee is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.
Code of Ethics
      The Company has adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer and controller) and employees, known as the Code of Conduct. The Code of Conduct is available on the Company’s website at http://www.mt.com under Investor Relations/ Corporate Governance. Stockholders may request a free copy of the Code of Conduct from:

Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240
U.S.A.
Phone: +1 614 438 4748
Fax: +1 614 438 4646
E-mail: mary.finnegan@mt.com
Corporate Governance Guidelines
      The Company has adopted Corporate Governance Guidelines, which are available on the Company’s website at http://www.mt.com under Investor Relations/ Corporate Governance. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth under “Code of Ethics” above.
Section 16(a) Beneficial Ownership Reporting Compliance
      Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “General Information — Compliance with Section 16(a) Beneficial Ownership Reporting Requirements” in the Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”), which information is incorporated herein by reference.

Item 11.	Executive Compensation
      The information appearing in the sections captioned “Board of Directors — General Information,” “Executive Compensation” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2005 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information appearing in the section “Share Ownership” in the 2005 Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions
      None.

Item 14.	Principal Accountant Fees and Services
      Information appearing in the section “Audit Committee Report” in the 2005 Proxy Statement is hereby incorporated by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) Exhibits, Financial Statements and Schedules:

1.	Financial Statements. See Index to Consolidated Financial Statements included on page F-1.

2.	Financial Statement Schedule. See Schedule II, which is included on page S-1.

3. List of Exhibits. See Index of Exhibits included on page E-1.
      (b) Reports on Form 8-K:

Date Filed	Description

February 9, 2005	Press release announcing financial results for the fourth quarter and full year ended December 31, 2004

Press release announcing amendment of the Company’s by-laws

SIGNATURES
      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 25, 2005

By:	/s/ ROBERT F. SPOERRY

Robert F. Spoerry
Chairman of the Board, President and Chief
Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ ROBERT F. SPOERRY Robert F. Spoerry	Chairman of the Board, President and Chief Executive Officer

/s/ WILLIAM P. DONNELLY William P. Donnelly	Vice President and Chief Financial Officer (Principal financial and accounting officer)

Philip Caldwell	Director

/s/ FRANCIS A. CONTINO Francis A. Contino	Director

/s/ JOHN T. DICKSON John T. Dickson	Director

/s/ PHILIP H. GEIER Philip H. Geier	Director

/s/ JOHN D. MACOMBER John D. Macomber	Director

/s/ HANS ULRICH MAERKI Hans Ulrich Maerki	Director

/s/ GEORGE M. MILNE George M. Milne	Director

/s/ THOMAS P. SALICE Thomas P. Salice	Director

Exhibit		Description

3.1		Amended and Restated Certificate of Incorporation of the Company (1)

3.2		Amended By-laws of the Company, effective as of the 2005 annual meeting (April 27, 2005) (14)

4.6		Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares (9)

10.10		Credit Agreement, dated as of November 12, 2003 (2)

10.11		Indenture, dated as of November 12, 2003 (12)

10.20		1997 Amended and Restated Stock Option Plan (3)

10.21		Amendment to the 1997 Amended and Restated Stock Option Plan (4)

10.22		Mettler-Toledo International Inc. 2004 Equity Incentive Plan (13)

10.31		Regulations of the Performance Oriented Bonus System (POBS) — Incentive System for the Management of Mettler Toledo, effective as of November 5, 1998 (5)

10.32		Regulations of the POBS Plus — Incentive Scheme for Senior Management of Mettler Toledo, effective as of March 14, 2000 (6)

10.33		Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of March 7, 2000 (6)

10.41		Employment Agreement between Robert Spoerry and Mettler-Toledo AG, dated as of October 30, 1996 (7)

10.42		Indemnification Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated June 6, 2002 (10)

10.43		Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997 (1)

10.44		Employment Agreement between Olivier Filliol and Mettler-Toledo GmbH, dated as of May 21, 2001 (8)

10.45		Indemnification Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated June 6, 2002 (10)

10.46		Employment Agreement between Beat Luethi and Mettler-Toledo International Inc., dated as of October 31, 2002 (11)

10.47		Indemnification Agreement between Beat Luethi and Mettler-Toledo International Inc., dated March 31, 2003 (11)

10.48		Employment Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of May 11, 2001 (8)

10	.49*	Indemnification Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of June 6, 2002

21*		Subsidiaries of the Company

23	.1*	Consent of PricewaterhouseCoopers

31	.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 10-Q dated November 13, 2003

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

(4)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

(5)	Incorporated by reference to the Company’s Report on Form 10-K dated March 18, 1999

(6)	Incorporated by reference to the Company’s Report on Form 10-K dated March 24, 2000

(7)	Incorporated by reference to the Company’s Report on Form 10-K dated March 31, 1997

E-1

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(9)	Incorporated by reference to the Company’s Registration Statement on Form 8-K/ A filed on August 29, 2002

(10)	Incorporated by reference to the Company’s Report on Form 10-K dated March 14, 2003

(11)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 4, 2003

(12)	Incorporated by reference to the Company’s Report on Form 10-K dated March 15, 2004

(13)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated February 9, 2005

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Mettler-Toledo International Inc.
      We have completed an integrated audit of Mettler-Toledo International Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers AG

PricewaterhouseCoopers AG
Zurich, Switzerland
February 25, 2005

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2004	2003	2002

Net sales
Products	$1,082,097	$1,014,722	$954,081
Service	322,357	289,709	259,626

Total net sales	1,404,454	1,304,431	1,213,707
Cost of sales
Products	516,118	498,207	469,453
Service	205,929	188,048	176,517

Gross profit	682,407	618,176	567,737
Research and development	83,217	78,003	70,625
Selling, general and administrative	419,780	372,822	331,959
Amortization	12,256	11,724	9,332
Interest expense	12,888	14,153	17,209
Other charges, net	42	4,563	28,202

Earnings before taxes	154,224	136,911	110,410
Provision for taxes	46,267	41,073	9,989

Net earnings	$107,957	$95,838	$100,421

Basic earnings per common share:
Net earnings	$2.44	$2.15	$2.27
Weighted average number of common shares	44,237,214	44,473,913	44,280,605

Diluted earnings per common share:
Net earnings	$2.37	$2.11	$2.21
Weighted average number of common shares	45,483,969	45,508,847	45,370,053
The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$67,176	$45,116
Trade accounts receivable, less allowances of $9,759 in 2004 and $10,489 in 2003	271,097	249,353
Inventories, less allowances of $35,669 in 2004 and $38,745 in 2003	156,539	151,764
Current deferred tax assets, net	27,487	27,644
Other current assets and prepaid expenses	30,058	31,660

Total current assets	552,357	505,537
Property, plant and equipment, net	242,709	231,512
Goodwill	433,675	421,940
Other intangible assets, net	126,506	129,406
Non-current deferred tax assets, net	72,847	40,683
Other non-current assets	51,978	58,198

Total assets	$1,480,072	$1,387,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$85,129	$68,243
Accrued and other liabilities	90,466	97,966
Accrued compensation and related items	74,678	56,575
Deferred revenue and customer prepayments	26,176	20,759
Taxes payable	59,556	51,347
Current deferred tax liabilities	5,328	14,742
Short-term borrowings	6,913	18,277

Total current liabilities	348,246	327,909
Long-term debt	196,290	223,239
Pension and other post-retirement liabilities	124,435	131,448
Non-current deferred taxes	81,927	46,519
Other non-current liabilities	8,288	4,165

Total liabilities	759,186	733,280
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,780,211 and 44,582,017 shares, outstanding 43,366,139 and 44,582,017 at December 31, 2004 and 2003, respectively	448	446
Additional paid-in capital	491,784	471,628
Treasury stock at cost (1,414,072 shares in 2004 and 0 shares in 2003	(67,404)	—
Retained earnings	293,093	200,216
Accumulated other comprehensive income (loss)	2,965	(18,294)

Total shareholders’ equity	720,886	653,996
Commitments and contingencies	—	—

Total liabilities and shareholders’ equity	$1,480,072	$1,387,276

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2001	44,145,742	$441	$455,684	$—	$3,957	$(71,898)	$388,184
Exercise of stock options	239,078	3	3,529	—	—	—	3,532
Comprehensive income:
Net earnings	—	—	—	—	100,421	—	100,421
Unrealized loss on cash flow hedging arrangements	—	—	—	—	—	(2,805)	(2,805)
Change in currency translation adjustment	—	—	—	—	—	26,933	26,933
Minimum pension liability adjustment (a)	—	—	—	—	—	(13,879)	(13,879)

Comprehensive income							110,670

Balance at December 31, 2002	44,384,820	$444	$459,213	$—	$104,378	$(61,649)	$502,386
Exercise of stock options	197,197	2	3,575	—	—	—	3,577
Tax benefit resulting from exercise of certain employee stock options	—	—	8,840	—	—	—	8,840
Comprehensive income:
Net earnings	—	—	—	—	95,838	—	95,838
Unrealized gain on cash flow hedging arrangements	—	—	—	—	—	3,960	3,960
Change in currency translation adjustment	—	—	—	—	—	34,209	34,209
Minimum pension liability adjustment (a)	—	—	—	—	—	5,186	5,186

Comprehensive income							139,193

Balance at December 31, 2003	44,582,017	$446	$471,628	$—	$200,216	$(18,294)	$653,996
Exercise of stock options	992,622	2	4,260	36,385	(15,080)	—	25,567
Repurchases of common stock	(2,208,500)	—	—	(103,789)	—	—	(103,789)
Tax benefit resulting from exercise of certain employee stock options	—	—	5,037	—	—	—	5,037
Reversal of deferred tax valuation allowance	—	—	10,859	—	—	—	10,859
Comprehensive income:
Net earnings	—	—	—	—	107,957	—	107,957
Unrealized gain on cash flow hedging arrangements	—	—	—	—	—	436	436
Change in currency translation adjustment	—	—	—	—	—	23,087	23,087
Minimum pension liability adjustment (a)	—	—	—	—	—	(2,264)	(2,264)

Comprehensive income							129,216

Balance at December 31, 2004	43,366,139	$448	$491,784	$(67,404)	$293,093	$2,965	$720,886

(a)	The minimum pension liability adjustments in 2004, 2003 and 2002 are net of deferred tax benefits of $1,117, $8,215 and $6,650, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$107,957	$95,838	$100,421
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,668	25,086	25,392
Amortization	12,256	11,724	9,332
Other	569	13	2,950
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(11,337)	3,516	13,663
Inventories	4,449	8,773	7,378
Other current assets	4,584	1,708	6,061
Trade accounts payable	12,934	(8,452)	919
Taxes payable	6,577	(19,440)	(13,340)
Accruals and other (a)	1,336	(1,535)	(37,366)

Net cash provided by operating activities	165,993	117,231	115,410

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,819	2,092	1,995
Purchase of property, plant and equipment	(27,882)	(27,152)	(33,157)
Acquisitions	(2,287)	(4,450)	(21,305)

Net cash used in investing activities	(28,350)	(29,510)	(52,467)

Cash flows from financing activities:
Proceeds from borrowings	81,027	248,726	81,425
Repayments of borrowings	(121,631)	(325,946)	(142,609)
Proceeds from exercise of stock options	25,567	3,577	3,532
Repurchases of common stock	(102,397)	—	—
Refinancing fees	—	(3,077)	—

Net cash used in financing activities	(117,434)	(76,720)	(57,652)

Effect of exchange rate changes on cash and cash equivalents	1,851	2,688	(1,585)

Net increase in cash and cash equivalents	22,060	13,689	3,706

Cash and cash equivalents:
Beginning of period	45,116	31,427	27,721

End of period	$67,176	$45,116	$31,427

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$12,426	$13,955	$16,249
Taxes	$39,798	$40,451	$31,387

(a)	Accruals and other include payments for restructuring and related activities of $4.0 million, $16.8 million and $11.1 million in 2004, 2003 and 2002, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, unless otherwise stated)

1.	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
      Mettler-Toledo International Inc. (“Mettler-Toledo” or the “Company”) is a global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments, and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging, and provides solutions for use in certain process analytics applications. The Company’s primary manufacturing facilities are located in Switzerland, the United States, Germany, the United Kingdom and China. The Company’s principal executive offices are located in Greifensee, Switzerland.
      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority owned subsidiaries.
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

b) Capitalized Software
      In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company expenses all internal-use software costs incurred in the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property, plant and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years.

c) Goodwill and Other Intangible Assets
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections.
      Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The Company assesses the recoverability of other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

Accounting for Impairment of Long-Lived Assets
      In accordance with SFAS 144, the Company assesses the need to record impairment losses on long-lived assets with finite lives when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value, with the loss measured at fair value based on discounted expected cash flows.

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
      Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the United States when it is expected that these earnings are permanently reinvested. Such earnings may become taxable upon the sale or liquidation of these subsidiaries or upon the remittance of dividends. Deferred taxes are provided when the Company no longer considers subsidiary earnings to be permanently invested, such as in situations where the Company’s subsidiaries plan to make future dividend distributions.

Currency Translation and Transactions
      The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such non-U.S. dollar functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated in other comprehensive income (loss) in the consolidated statements of shareholders’ equity.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Revenue Recognition
      Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, Mettler-Toledo does not sell its software products without the related hardware instrument as the software is embedded in the instrument. The Company’s typical solution requires no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. We also generally maintain the right to accept or reject a product return in our terms and conditions. To the extent the Company’s solutions have a post shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we also defer revenue where installation is required, unless such installation is perfunctory. Distributor discounts are offset against revenue at the time such revenue is recognized. We also maintain accruals for outstanding credits. Revenues from service contracts are recognized ratably over the contract period.

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

Earnings per Common Share
      In accordance with the treasury stock method, the Company has included 1,246,755, 1,034,934 and 1,089,448 equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2004, 2003 and 2002, respectively, relating to outstanding stock options.
      Outstanding options to purchase 748,813, 1,955,938 and 1,360,600 shares of common stock for the years ending December 31, 2004, 2003 and 2002, respectively, have been excluded from the calculation of diluted weighted average number of common shares as such options would be anti-dilutive.

Stock-Based Compensation
      The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      Had compensation cost for the Company’s stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net earnings and basic and diluted net earnings per common share for the years ended December 31 would have been as follows:

	2004	2003	2002

Net earnings:
As reported	$107,957	$95,838	$100,421
Compensation expense	(7,290)	(6,748)	(5,809)

Pro forma	$100,667	$89,090	$94,612

Basic earnings per common share:
As reported	$2.44	$2.15	$2.27
Compensation expense	(0.16)	(0.15)	(0.13)

Pro forma	$2.28	$2.00	$2.14

Weighted average number of common shares	44,237,214	44,473,913	44,280,605
Diluted earnings per common share:
As reported	$2.37	$2.11	$2.21
Compensation expense	(0.15)	(0.15)	(0.12)

Pro forma	$2.22	$1.96	$2.09

Weighted average number of common shares	45,281,189	44,508,847	45,370,053

Derivative Financial Instruments
      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 5, the Company enters into foreign currency forward exchange contracts to economically hedge certain short-term intercompany transactions involving its international businesses. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations on the items they hedge. These contracts are adjusted to reflect market values as of each balance sheet date, with the resulting changes in fair value being recognized in the appropriate financial statement caption in the income statement consistent with the underlying position.
      The Company also enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized as interest expense over the life of the agreements as incurred. The Company’s floating to fixed interest rate swap agreements are generally cash flow hedges, while the fixed to floating interest rate swap agreements are generally fair value hedges. The change in fair value of outstanding interest rate swap agreements that are effective cash flow hedges is included in the Company’s consolidated statement of shareholders’ equity. The change in fair value of outstanding interest rate swap agreements that are effective as fair value hedges is recognized in earnings as incurred and is offset by the change in fair value of the hedged item.

Concentration of Credit Risk
      The Company’s revenue base is widely diversified by geographic region and by individual customer. The Company’s products are utilized in many different industries, although extensively in the pharmaceutical, food and

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
beverage, transportation and logistics and chemicals industries. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers.

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires public companies to recognize the cost of employee services received in exchange for an award of equity instruments. The cost of such service will be based on the grant-date fair value of the equity award (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. Disclosure of the effect of expensing the fair value of equity compensation is currently required under SFAS 123 (see previous page). SFAS 123R will become effective for periods beginning after June 15, 2005. The Company is in the process of evaluating the cost of its equity awards in accordance with SFAS 123R.
      In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs” (“SFAS 151”), an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact, if any, that will result from adopting SFAS 151.

3.	BUSINESS COMBINATIONS
      During the years ended December 31, 2004 and 2003, the Company spent approximately $2.3 million and $4.5 million, respectively, on acquisitions and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. Goodwill recognized in connection with these acquisition payments totaled $1.5 million and $4.4 million, respectively, which is included in the Company’s Principal U.S. Operations, Principal Central European Operations and Asian segments in 2004 and in the Company’s Principal U.S. Operations segment in 2003. The Company accounted for the acquisition payments and additional consideration using the purchase method of accounting.
      During 2002, the Company spent approximately $21.3 million on acquisitions, including the acquisition of SofTechnics Inc. and approximately $4.2 million of additional consideration related to earn-out periods associated with acquisitions consummated in prior years. SofTechnics is a provider of in-store retail item management software solutions. Goodwill recognized in connection with these acquisition payments totaled $18.8 million, which is primarily included in the Company’s Principal U.S. Operations segment. The Company accounted for the acquisition payments using the purchase method of accounting.
      A reconciliation of the change in goodwill during the years ended December 31, 2004 and 2003 is provided in Note 7 to these consolidated financial statements.
      The terms of certain of our acquisitions in 2004 and earlier years provide for possible additional earn-out payments. The Company does not currently believe it will make any material payments relating to such earn-outs. Any additional earn-out payments incurred will be treated as additional purchase price and accounted for using the purchase method of accounting.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

4.	INVENTORIES, NET
      Inventories, net of allowances consisted of the following at December 31:

	2004	2003

Raw materials and parts	$73,607	$71,950
Work-in-progress	32,323	32,432
Finished goods	50,609	47,382

	$156,539	$151,764

5.	FINANCIAL INSTRUMENTS
      As described in Note 9, on November 12, 2003 the Company completed a five-year $300 million credit facility and the issuance of $150 million seven-year Senior Notes. The proceeds from this refinancing were immediately used to repay all of the Company’s borrowings under its former credit agreement, which was then terminated. In connection with this refinancing, the Company unwound the outstanding swap agreements that were cash flow hedges relating to its previous credit facility. The resulting loss of $1.0 million was settled in cash and was charged to interest expense over the original life of the agreements up to May 2004.
      Also in connection with the refinancing, the Company entered into a new interest rate swap agreement, designated as a fair value hedge, which changes the fixed interest obligation associated with $30 million of the Senior Notes into a floating rate. This agreement has a maturity date of November 15, 2010. Under the swap, the Company will receive a fixed interest rate of 4.85% (i.e. the same rate as the Senior Notes) and pay interest at a rate of LIBOR plus 0.22%. At December 31, 2004, the fair value of the swap was approximately $0.4 million.
      At December 31, 2004, the Company had outstanding foreign currency forward contracts in the amount of $110.8 million, in order to economically hedge short-term intercompany balances with its foreign businesses. The fair value of these contracts was not materially different from the carrying value at December 31, 2004.
      The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company does not believe that such counterparties will not be able to fully satisfy their obligations under these contracts.
      The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amount the Company would pay or receive to terminate the agreements at the reporting date, taking into account current creditworthiness of the counterparties.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

6.	PROPERTY, PLANT AND EQUIPMENT, NET
      Property, plant and equipment, net, consisted of the following at December 31:

	2004	2003

Land	$57,478	$52,119
Buildings and leasehold improvements	156,918	143,755
Machinery and equipment	236,874	225,307
Computer software	5,016	5,414

	456,286	426,595
Less accumulated depreciation and amortization	(213,577)	(195,083)

	$242,709	$231,512

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
      The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2004	2003

Balance at beginning of year	$421,940	$408,351
Goodwill acquired	1,461	4,363
Foreign currency translation and other	10,274	9,226

Balance at end of year	$433,675	$421,940

      In accordance with SFAS 142, goodwill and indefinite lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review under SFAS 142 and determined that, through December 31, 2004, there had been no impairment of these assets.
      The components of other intangible assets as of December 31 are as follows:

	2004		2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$71,329	$(5,216)	$70,955	$(3,424)
Proven technology and patents	28,651	(11,655)	27,058	(8,336)
Tradename (finite life)	1,499	(441)	893	(79)
Tradename (indefinite life)	22,434	—	22,434	—
Intellectual property license (indefinite life)	19,905	—	19,905	—

	$143,818	$(17,312)	$141,245	$(11,839)

      The annual aggregate amortization expense based on the current balance of other intangible assets for each of the next five years is estimated at $4.2 million. The non-indefinite lived intangible assets are amortized on a straight-line basis over periods ranging from 7 to 45 years.
      The Company had amortization expense associated with the above intangible assets of $4.1 million and $3.8 million for the years ended December 31, 2004 and 2003, respectively.
      The Company’s intangible assets include a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license is currently subject to litigation with the grantor. While the Company believes its rights under the license will be upheld, if they were not to be upheld, expected cash flows generated by the license would be

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
reduced and the related $19.9 million asset could be impaired, causing a non-cash charge of up to $14 million after tax. Management does not believe this outcome or any other consequences of the case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

8.	WARRANTY
      The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheet. Changes to the Company’s accrual for product warranties for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003

Balance at beginning of period	$10,121	$8,850
Accruals for warranties	12,346	12,429
Foreign currency translation	489	953
Payments/ utilizations	(12,473)	(12,111)

Balance at end of period	$10,483	$10,121

9.	LONG-TERM DEBT
      Long-term debt consisted of the following at December 31:

	2004	2003

$150 million Senior Notes, interest at 4.85%, due November 15, 2010	$150,395	$150,402
Less: unamortized discount	(208)	(243)

	150,187	150,159
Revolving credit facilities, interest at LIBOR plus 0.6%	46,103	73,080

	$196,290	$223,239

November 2003 Refinancing
      On November 12, 2003, the Company completed a $300 million credit facility (“the $300 million Credit Facility” or “the Credit Facility”) and the issuance of $150 million seven-year Senior Notes. The proceeds from this refinancing were immediately used to repay all of the Company’s borrowings under its former credit agreement, which was then terminated.

Credit Facility Agreement
      The $300 million Credit Facility is provided by a group of financial institutions and has a bullet maturity in November 2008. It is not subject to any scheduled principal payments. Borrowings under the $300 million Credit Facility bear interest at current market rates plus a margin which is based on the Company’s senior unsecured credit ratings (currently “BBB” by Standard & Poor’s and “Baa3” by Moody’s), and is currently set at LIBOR plus 0.6%. The Company must also pay utilization and facility fees that are tied to the Company’s credit ratings. The $300 million Credit Facility contains covenants including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. The facility also places certain limitations on the Company including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the $300 million Credit Facility has several events of default including upon a change of control. As of December 31, 2004, approximately $244.6 million was available under the facility. The Credit Facility is unsecured.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Senior Notes
      In November 2003, the Company issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010 (“the Senior Notes”). The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes. At the Company’s option, the Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	The principal amount of the Senior Notes; or

•	The sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.20%.
      The Senior Notes contain limitations on the ability to incur liens and enter into sale and leaseback transactions exceeding 10% of the Company’s consolidated net worth.
      The Company’s weighted average interest rate for the year ended December 31, 2004 was approximately 6% compared with the weighted average interest rate for the year ended December 31, 2003 of approximately 5%. The carrying value of the Company’s debt obligations approximates fair value.

10.	SHAREHOLDERS’ EQUITY

Common Stock
      The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2004, 8,094,154 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plan.

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
      The Rights Plan provides that should any person or group acquire, or announce a tender or exchange offer for 15% or more of the Company’s common stock, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a number of shares of the Company’s common stock for 50% of its then-current market value. Unless a 15% acquisition has occurred, the Rights may be redeemed by the Board of Directors of the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
Company at any time. The Rights Plan will not be triggered by a tender or exchange offer for all outstanding shares of the Company at a price and on terms that the Company’s Board of Directors determines to be adequate and in the best interest of the Company and its stockholders.
      The Rights Plan exempts any stockholder that beneficially owned 15% or more of the Company’s common stock as of August 26, 2002. However, the Rights will become exercisable if, at any time after August 26, 2002, any of these stockholders acquire additional shares of the Company’s common stock in an amount which is greater than 2% of the Company’s outstanding common stock.

Share Repurchase Program
      On February 5, 2004, the Company announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. The share repurchase program is funded from cash generated from operating activities. Treasury stock is accounted for by the cost method. The repurchases are made through open market transactions, and the timing depends on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.
      In November 2004, in addition to the $100 million buyback amount the Company’s Board of Directors approved an additional buyback of up to $200 million to its share repurchase program over the two-year period ending December 31, 2006. The additional share repurchases are also expected to be funded from cash generated from operating activities. The Company cannot assure that it will repurchase shares representing the full value of the program over the two-year period.
      During the year ended December 31, 2004, the Company spent $103.8 million on the repurchase of 2,208,500 shares at an average price of $46.97 of which $1.4 million was unsettled at the year end.

Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2004	2003	2002

Currency translation adjustment	$33,931	$10,844	$(23,365)
Unrealized gain (loss) on cash flow hedging arrangements	—	(436)	(4,396)
Additional minimum pension liability	(46,948)	(43,567)	(40,538)
Deferred tax on additional minimum pension liability	15,982	14,865	6,650

Total accumulated other comprehensive income (loss)	$2,965	$(18,294)	$(61,649)

11.	EQUITY INCENTIVE PLAN
      The Company’s equity incentive plan provides employees and directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2004 equity incentive plan was approved by shareholders on May 6, 2004 and provides that 3.5 million shares of common stock, plus any options outstanding under the Company’s prior option plan that terminate without being exercised, may be the subject of awards. The plan provides for the grant of options, restricted stock, performance units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of grant. Options generally vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years and 6 months of the total shares authorized. Up to 2.1 million shares may be granted in the form of restricted stock, restricted stock units, performance awards and share awards.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      Stock option activity is shown below:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2001	4,379,575	$25.79
Granted	912,250	35.21
Exercised	(239,078)	(14.77)
Forfeited	(252,974)	(34.97)

Outstanding at December 31, 2002	4,799,773	$27.65
Granted	1,088,000	36.88
Exercised	(197,197)	(18.16)
Forfeited	(68,600)	(40.77)

Outstanding at December 31, 2003	5,621,976	$29.61
Granted	588,500	47.53
Exercised	(992,622)	(25.76)
Forfeited	(251,900)	(39.24)

Outstanding at December 31, 2004	4,965,954	$32.02

Options exercisable at December 31, 2002	2,620,713	$18.34
Options exercisable at December 31, 2003	3,005,676	$22.10
Options exercisable at December 31, 2004	2,845,782	$25.38
      At December 31, 2004, 3,128,200 options to purchase shares of common stock were available for grant. The following table details the weighted average remaining contractual life of options outstanding at December 31, 2004 by range of exercise prices:

Number of Options	Weighted Average	Remaining Contractual Life	Options
Outstanding	Exercise Price	of Options Outstanding	Exercisable

1,087,692	$7.95	1.8	1,087,692
210,792	$15.92	2.8	210,792
378,900	$27.49	4.2	328,660
1,518,720	$35.83	8.4	441,978
1,769,850	$46.42	7.5	776,660

4,965,954		6.1	2,845,782

      As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2004, 2003 and 2002 was approximately $13.52, $7.83 and $11.20 per share, respectively. Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2004	2003(a)	2002

Risk-free interest rate	3.3%	3.0%	3.0%
Expected life in years	5	4	4
Expected volatility	25%	25%	35%
Expected dividend yield	—	—	—

(a)	In 2003, 385,000 options to purchase shares of common stock with a grant-date fair value of $5.40 were granted on a performance-related basis and had an expected life of 1.5 years. The performance criteria were met during 2003 and the options will vest over a 2-year period.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

12.	BENEFIT PLANS
      Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.
      Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $7.5 million, $7.0 million and $3.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees’ compensation for certain periods during the last years of employment. Prior to 2002, the Company’s U.S. operations also provided post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.
      As described in Note 14, during the year ended December 31, 2002 the Company revised its U.S. defined benefit pension plan to freeze the benefits for current participants and to discontinue the plan for all future employees, resulting in an expense of $1.1 million. In addition, the Company’s U.S. retiree medical program was also discontinued during 2002 for certain current and all future active employees, resulting in a curtailment gain of $1.3 million.
      In May 2004, the FASB issued FASB Staff Position No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” FSP 106-2 relates to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) signed into law on December 8, 2003. The Act introduced a prescription drug benefit under Medicare (Medicare Part D), as well as federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. During the third quarter of 2004, the Company adopted the provisions of FSP 106-2. The Company sponsors post-retirement health care plans that provide prescription drug benefits that are deemed actuarially equivalent to the Medicare Part D and elected to recognize the impact of the federal subsidy on its accumulated post-retirement benefit obligation and net post-retirement benefit costs in the third quarter of 2004. Recognition of the Medicare Drug Act decreased the Company’s accumulated post-retirement benefit obligation by $3.5 million and reduced its net post-retirement benefit cost by approximately $0.2 million in the year ended December 31, 2004.
      In accordance with Emerging Issues Task Force Issue No. 03-4, “Accounting for Cash Balance Pension Plans” (“EITF 03-4”), the Company determined in 2003 that its Swiss cash balance pension plan met the requirements necessitating a change in the method of expense attribution used in its actuarial calculations from the “projected unit credit’ method to the “traditional unit credit’ method. Unlike the projected unit credit method, the traditional unit credit method does not assume compensation increases in calculating the benefit obligation, because the pension benefit is based on a guaranteed return on pension contributions, rather than employees’ compensation for certain periods during the last years of employment. Accordingly, this required change in methodology resulted in a reduction in the projected benefit obligation of approximately $53.3 million, which is subject to amortization over the expected future service life of Switzerland-based employees.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      The Company uses a measurement date of September 30 for its defined benefit pension and other benefit plans. The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plans at December 31, 2004 and 2003:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits

	2004	2003	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of year	$99,795	$89,249	$402,480	$404,057	$29,778	$33,303
Service cost, gross	506	431	19,469	19,807	226	132
Interest cost	6,062	6,129	16,980	18,807	1,617	1,856
Actuarial (gains) losses	6,139	9,339	8,923	(73,647)	(2,813)	3,956
Plan amendments and other	—	—	(1,703)	238	—	(6,984)
Benefits paid	(5,057)	(5,353)	(20,819)	(15,823)	(2,460)	(2,485)
Impact of foreign currency	—	—	40,017	49,041	—	—

Benefit obligation at end of year	$107,445	$99,795	$465,347	$402,480	$26,348	$29,778

Change in plan assets:
Fair value of plan assets at beginning of year	$70,466	$47,167	$403,651	$355,081	$—	$—
Actual return on plan assets	8,188	9,624	12,918	3,721	—	—
Employer contributions	10,028	19,028	18,740	11,306	2,460	2,485
Plan participants’ contributions	—	—	6,388	5,873	163	—
Benefits paid	(5,057)	(5,353)	(21,105)	(15,823)	(2,623)	(2,485)
Impact of foreign currency	—	—	40,106	43,493	—	—

Fair value of plan assets at end of year	$83,625	$70,466	$460,698	$403,651	$—	$—

Funded status	$(23,820)	$(29,329)	$(4,649)	$1,171	$(26,348)	$(29,778)
Unrecognized net actuarial (gain) loss	37,970	35,914	(45,940)	(60,665)	(3,957)	(1,324)
Post-measurement date contributions	10,006	10,000	—	7,111	670	—

Net amount recognized	$24,156	$16,585	$(50,589)	$(52,383)	$(29,635)	$(31,102)

      Amounts recognized in the consolidated balance sheets consist of:

			Non-U.S. Pension
	U.S. Pension Benefits		Benefits		Other Benefits

	2004	2003	2004	2003	2004	2003

Other non-current assets	$—	$—	$21,419	$20,981	$—	$—
Pension and other post-retirement liabilities	(13,813)	(19,323)	(80,987)	(81,023)	(29,635)	(31,102)
Accumulated other comprehensive loss	37,969	35,908	8,979	7,659	—	—

Net amount recognized	$24,156	$16,585	$(50,589)	$(52,383)	$(29,635)	$(31,102)

      The accumulated benefit obligations at December 31, 2004 and 2003 were $107.4 million and $99.8 million, respectively, for the U.S. defined benefit pension plan and $447.9 million and $397.9 million, respectively, for all

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
non-U.S. plans. Certain of the plans included within non-U.S. Pension Benefits have benefit obligations which exceed the fair value of plan assets. The aggregate projected benefit obligation and fair value of assets of these plans as at December 31, 2004 was $130.0 million and $47.2 million, respectively.
      The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.

	2004	2003	2002	2004	2003	2002

Discount rate	5.75%	6.25%	7.0%	4.2%	4.5%	4.5%
Compensation increase rate	n/a	n/a	n/a	2.2%	2.5%	2.5%
Expected long-term rate of return on plan assets	8.5%	8.5%	8.5%	5.2%	6.1%	6.1%
      Net periodic pension cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.

	2004	2003	2002	2004	2003	2002

Service cost, net	$506	$431	$897	$13,081	$13,934	$13,982
Interest cost on projected benefit obligations	6,062	6,129	6,167	16,980	18,807	17,386
Expected return on plan assets	(6,390)	(5,033)	(5,196)	(21,304)	(22,281)	(21,662)
Impact of plan freeze	—	—	1,136	—	—	—
Impact of early retirement	—	428	1,615	—	—	—
Recognition of actuarial losses (gains)	2,279	1,714	791	(1,620)	642	333

Net periodic pension cost	$2,457	$3,669	$5,410	$7,137	$11,102	$10,039

      Net periodic post-retirement benefit cost for the U.S. post-retirement plans includes the following components for the years ended December 31:

	2004	2003	2002

Service cost	$226	$132	$324
Interest cost on projected benefit obligations	1,617	1,856	2,551
Curtailment gain on plan freeze	—	(929)	(1,334)
Impact of early retirement	—	—	365
Net amortization and deferral	(841)	(576)	(209)

Net periodic post-retirement benefit cost	$1,002	$483	$1,697

      The accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost were principally determined using discount rates of 5.75% in 2004, 6.25% in 2003 and 7.0% in 2002 and health care cost trend rates ranging from 9% to 13.5% in 2004 and 9% to 14% in 2003 and 2002, decreasing to 4.5% in 2009.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-	One-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$142	$(132)
Effect on post-retirement benefit obligation	$1,839	$(1,719)
      Plan assets relate principally to the Company’s U.S. and Swiss subsidiaries and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments. Actual and target asset allocations in the Company’s pension plans at December 31, 2004 and 2003 were as follows:

	U.S.			Non-U.S.

	Target	2004	2003	Target	2004	2003

Debt securities	33%	32%	31%	65%	66%	52%
Equity securities	65%	66%	67%	25%	24%	23%
Real estate and other	2%	2%	2%	10%	10%	25%

Total	100%	100%	100%	100%	100%	100%

      Investment policies and strategies for each of the Company’s pension plans are determined periodically by pension trustees for each plan, having regard for the potential risks and returns offered by investment in the various assets available. Target asset allocation and investment return criteria are established by the trustees with the overriding objective of stable earnings growth. Actual results are monitored against those targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by a third party asset management company, reporting to the pension trustees. The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP are generally based on historical investment performance and the target investment return criteria for the future determined by the trustees.
      The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension	Non-U.S. Pension	Other Benefits	Other Benefits
	Benefits	Benefits	Gross	Net of Subsidy

2005	$4,955	$12,798	$2,844	$2,844
2006	5,060	14,102	2,860	2,614
2007	5,106	15,474	2,846	2,584
2008	5,245	16,608	2,807	2,530
2009	5,407	18,079	2,901	2,613
2010 – 2014	30,309	110,783	12,040	10,855
      As a result of the voluntary incremental pension payments made to the Company’s underfunded pension plans of $10.0 million in 2004 and $17.1 million in 2003, the Company is not required to make pension funding payments to its U.S. and U.K. pension plans during the next two years. Similar to 2004 and 2003, voluntary contributions to the Company’s pension plans may be made.
      In 2005, the Company expects to make normal employer pension contributions of approximately $11.9 million to its non-U.S. pension plans and normal employer contributions of approximately $2.8 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

13.	TAXES
      The sources of the Company’s earnings before taxes were as follows for the years ending December 31:

	2004	2003	2002

United States	$11,964	$29,208	$29,669
Non-United States	142,260	107,703	80,741

Earnings before taxes	$154,224	$136,911	$110,410

      The provisions for taxes consist of:

			Adjustments
	Current	Deferred	to Goodwill	Total

Year ended December 31, 2004:
United States federal	$643	$4,606	$—	$5,249
State and local	594	1,571	—	2,165
Non-United States	45,137	(6,284)	—	38,853

	$46,374	$(107)	$—	$46,267

			Adjustments
	Current	Deferred	to Goodwill	Total

Year ended December 31, 2003:
United States federal	$3,470	$10,356	$—	$13,826
State and local	585	700	—	1,285
Non-United States	26,885	(923)	—	25,962

	$30,940	$10,133	$—	$41,073

			Adjustments
	Current	Deferred	to Goodwill	Total

Year ended December 31, 2002:
United States federal	$14,291	$(12,517)	$9,488	$11,262
State and local	539	—	—	539
Non-United States	120	(1,932)	—	(1,812)

	$14,950	$(14,449)	$9,488	$9,989

      During 2002, the Company recorded a one-time benefit of $23.1 million related to the completion of a tax restructuring program and related audits.
      The adjustments to goodwill during the year ending December 31, 2002 relate to tax benefits utilized that were not previously recognized in the purchase price allocation pertaining to previous acquisitions.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      The provisions for tax expense for the years ending December 31, 2004, 2003 and 2002 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2004	2003	2002

Expected tax	$53,978	$47,919	$38,643
United States state and local income taxes, net of federal income tax benefit	2,165	1,285	350
Change in valuation allowance	2,375	(2,728)	6,751
Tax restructuring program and audit settlements	—	—	(23,135)
Other non-United States income taxes at other than a 35% rate	(12,646)	(8,695)	(13,499)
Other, net	395	3,292	879

Total provision for taxes	$46,267	$41,073	$9,989

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2004	2003

Deferred tax assets:
Inventory	$5,727	$522
Accrued and other liabilities	23,634	21,364
Accrued post-retirement benefit and pension costs	34,382	29,265
Net operating loss and tax credit carryforwards	56,309	51,315
Other	5,282	2,099

Total deferred tax assets	125,334	104,565
Less valuation allowance	(25,000)	(36,238)

Total deferred tax assets less valuation allowance	100,334	68,327

Deferred tax liabilities:
Inventory	903	3,455
Property, plant and equipment	36,514	18,465
Rainin intangibles amortization	16,851	13,103
Prepaid post-retirement benefit and pension costs	9,686	6,634
Other	14,525	8,745
International earnings	8,776	10,859

Total deferred tax liabilities	87,255	61,261

Net deferred tax asset	$13,079	$7,066

      The Company has recorded valuation allowances related to its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The 2004 net change in the valuation allowance includes a $10.9 million release of the valuation allowance attributable to tax credit carryforwards and a $2.4 million increase of valuation allowance attributable to tax loss carryforwards. The 2004 $10.9 million valuation allowance release relates to tax benefits associated with stock option exercises and

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
accordingly has been recorded in the consolidated statement of shareholders’ equity. $3.0 million and $3.2 million of the valuation allowance will be credited to shareholders’ equity and goodwill, respectively, if and when realized.
      At December 31, 2004, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of $3.3 million that expire in various amounts through 2021 and foreign tax credits of $11.6 million that will expire in various amounts through 2014. The Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.
      The Company plans to repatriate in future years $75 million of previously unremitted earnings of foreign subsidiaries. Accordingly, a deferred tax liability of $8.8 million was established to account for the incremental tax costs associated with the planned repatriation. No deferred tax liability has been recognized on the residual unremitted earnings approximating $316 million, as such earnings have been permanently reinvested in the business.
      In October, 2004, the United States enacted the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions in the Act. As such, Management is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings subject to these new provisions. Management expects to finalize their assessment during 2005.
      The Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in an adverse material impact on the Company’s consolidated results of operations or financial position.

14.	OTHER CHARGES (INCOME), NET
      Other charges (income), net consists primarily of charges related to the Company’s restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.
      During the three months ended June 30, 2002, the Company recorded a restructuring charge of $28.7 million ($20.1 million after tax), primarily related to the exit of manufacturing facilities in France and the United States, and in order to further reduce the Company’s expense structure. This charge comprised restructuring liabilities of $24.3 million and related asset impairments of $4.4 million. In total, the restructuring plan resulted in cash outlays of approximately $20.2 million and non-cash items of $8.5 million. The charge comprised involuntary employee separation benefits, write-downs of impaired assets to be disposed and other exit costs. The Company involuntarily terminated approximately net 300 employees in targeted manufacturing and administrative areas. The asset impairments of $4.4 million primarily relate to plant and equipment disposals resulting from the exit of certain manufacturing facilities. Fair value of these assets was determined on the basis of their net realizable value on disposal.
      As part of this restructuring program, the Company revised its U.S. defined benefit pension plan to freeze the benefits for current participants and to discontinue the plan for all future employees, resulting in an expense of $1.1 million. In addition, the Company’s U.S. retiree medical program was also discontinued for certain current and all future active employees, resulting in a curtailment gain of $1.3 million.
      As noted in previous filings, in accordance with U.S. GAAP, the charge taken in the second quarter of 2002 related to the exit of the Company’s French manufacturing facility was limited to the minimum contractual payment required by French law. During the three months ended March 31, 2003, the Company recorded a restructuring

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
charge of $5.4 million ($3.8 million after tax), related to the final union settlement on the closure of this facility. This charge comprises the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers’ council during the first quarter of 2003.
      The Company assesses its accrual for restructuring activities on an ongoing basis. During the three months ended September 30, 2003, the Company recorded a reduction in the restructuring accrual of $1.0 million, included within Other charges (income), net, as a result of lower employee-related charges than originally anticipated. Also, a restructuring charge of $1.4 million was recorded during the three months ended September 30, 2003, related to an extension of manufacturing consolidation activities. This charge comprised severance of $1.0 million, included within Other charges (income), net, and inventory write-downs of $0.4 million, included within Cost of sales.
      The Company’s aforementioned restructuring programs and related accruals were substantially completed at December 31, 2003.
      A roll-forward of the Company’s accrual for restructuring activities during 2003 follows:

	Employee	Lease
	Related	Termination	Other	Total

	(a)	(b)	(c)
Balance at December 31, 2002	$11,803	$2,032	$420	$14,255
Restructuring expense (d)	6,404	—	—	6,404
Adjustment to previous accrual	(960)	—	—	(960)
Cash payments	(16,492)	(293)	(7)	(16,792)
Other utilizations and transfers to operating liabilities	(2,398)	(1,866)	(460)	(4,724)
Impact of foreign currency	1,643	127	47	1,817

Balance at December 31, 2003	$—	$—	$—	$—

(a)	Employee-related costs include severance, medical and early retirement costs for approximately net 300 employees, substantially all of which had been terminated as of December 31, 2003. These employees include positions primarily in manufacturing, as well as administrative and other personnel, primarily at the Principal U.S. Operations and Other Western European Operations.

(b)	Lease termination costs primarily relate to the early termination of leases on vacated property, primarily at the Principal U.S. Operations and Other Western European Operations.

(c)	Other costs include expenses associated with equipment dismantling and disposal, and other exit costs.

(d)	Excludes the charges with respect to inventory and other asset write-downs of $4.4 million in 2002 and $0.4 million in 2003, recorded as reductions in the book values of the related assets.

(e)	Restructuring accruals included in accrued and other liabilities at December 31, 2004 were $3.3 million and primarily represent employee-related costs such as severance.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases
      The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2004:

2005	$21,060
2006	15,846
2007	12,057
2008	8,592
2009	5,868
Thereafter	22,352

Total	$85,775

      Rent expense for operating leases amounted to $29.4 million, $28.2 million and $24.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal
      The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

16.	SEGMENT REPORTING
      Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS 131. The Company has determined that as of December 31, 2004 there are six reportable segments: Principal U.S. Operations, Other Western European Operations, Principal Central European Operations, Swiss R&D and Manufacturing Operations, Asia and Other.
      Principal U.S. Operations represent certain of the Company’s marketing and producing organizations located in the United States. Other Western European Operations include the Company’s market organizations in Western Europe that are not included in Principal Central European Operations. Principal Central European Operations primarily include the Company’s German marketing and producing organizations that primarily serve the German market and, to a lesser extent, Europe. Swiss R&D and Manufacturing Operations consist of the organizations located in Switzerland that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Asia represents the Company’s marketing and producing organizations located in Asia. The Company’s market organizations are geographically focused and are responsible for all aspects of the Company’s sales and service. Operating segments that exist outside these reportable segments are included in Other.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges). Intersegment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company’s operating segments:

							Purchase of
	Net Sales to	Net Sales to					Property,
For the Year Ended	External	Other	Total Net	Segment			Plant and
December 31, 2004	Customers	Segments	Sales	Profit	Depreciation	Total Assets	Equipment	Goodwill

Principal U.S. Operations	$441,707	$34,939	$476,646	$67,901	$6,197	$707,902	$4,569	$201,444
Other Western European Operations	339,807	24,551	364,358	24,640	3,171	285,035	4,201	88,303
Principal Central European Operations	198,475	61,776	260,251	22,680	3,152	219,260	1,806	28,086
Swiss R&D and Mfg. Operations	47,582	204,172	251,754	44,030	7,642	261,812	5,908	24,565
Asia	178,311	51,884	230,195	41,276	3,445	168,865	3,542	10,842
Other (a)	198,572	49,062	247,634	21,602	2,052	683,393	2,849	80,435
Eliminations and Corporate (b)	—	(426,384)	(426,384)	(42,719)	1,009	(846,195)	5,007	—

Total	$1,404,454	$—	$1,404,454	$179,410	$26,668	$1,480,072	$27,882	$433,675

							Purchase of
	Net Sales to	Net Sales to					Property,
For the Year Ended	External	Other	Total Net	Segment			Plant and
December 31, 2003	Customers	Segments	Sales	Profit (c)	Depreciation	Total Assets	Equipment	Goodwill

Principal U.S. Operations	$426,680	$39,259	$465,939	$68,516	$6,936	$687,875	$7,689	$200,294
Other Western European Operations	306,644	22,954	329,598	18,491	3,370	270,416	3,927	83,939
Principal Central European Operations	180,272	59,048	239,320	20,453	2,810	186,754	2,049	26,931
Swiss R&D and Mfg. Operations	49,897	185,798	235,695	39,970	6,595	196,012	6,239	23,091
Asia	147,537	37,320	184,857	29,575	2,505	141,504	4,352	10,234
Other (a)	193,401	38,984	232,385	12,330	2,179	675,292	2,754	77,451
Eliminations and Corporate (b)	—	(383,363)	(383,363)	(27,428)	691	(770,577)	142	—

Total	$1,304,431	$—	$1,304,431	$161,907	$25,086	$1,387,276	$27,152	$421,940

Footnotes on next page.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

							Purchase of
	Net Sales to	Net Sales to					Property,
For the Year Ended	External	Other	Total Net	Segment			Plant and
December 31, 2002	Customers	Segments	Sales	Profit (d)	Depreciation	Total Assets	Equipment	Goodwill

Principal U.S. Operations	$441,898	$33,380	$475,278	$57,008	$8,457	$678,797	$14,480	$201,663
Other Western European Operations	264,683	22,359	287,042	3,709	3,195	184,044	2,156	76,184
Principal Central European Operations	158,232	49,052	207,284	13,360	2,607	149,198	2,908	23,607
Swiss R&D and Mfg. Operations	49,632	176,496	226,128	47,193	5,916	495,442	4,905	21,512
Asia	118,936	23,349	142,285	20,966	2,143	108,027	4,121	8,728
Other (a)	180,326	37,162	217,488	7,357	2,479	632,746	1,853	76,657
Eliminations and Corporate (b)	—	(341,798)	(341,798)	(13,101)	595	(944,861)	2,734	—

Total	$1,213,707	$—	$1,213,707	$136,492	$25,392	$1,303,393	$33,157	$408,351

(a)	Other includes reporting units in Eastern Europe, Latin America and segments from other countries that do not meet the quantitative thresholds but meet the majority of the aggregation criteria of SFAS 131.

(b)	Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses, intercompany investments and certain goodwill, which are not included in the Company’s operating segments.

(c)	The results for the year ended December 31, 2003 include a restructuring charge of $5.4 million recorded in the Other Western European Operations segment ($4.4 million) and Other segment ($1.0 million).

(d)	The results for the year ended December 31, 2002 include a restructuring charge of $28.7 million, recorded in the second quarter, in the Principal U.S. Operations ($11.8 million), Principal Central European Operations ($2.8 million), Swiss R&D and Manufacturing Operations ($0.1 million), Other Western European Operations ($11.4 million), Asia ($0.1 million) and Other ($2.5 million) segments.
     The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these customers account for more than 2% of net sales. Service revenues are primarily derived from sales of spare parts and services such as calibration, certification and repair, much of which is provided under contracts. A breakdown of the Company’s sales by category for the years ended December 31 follows:

	2004	2003	2002

Weighing-related instruments	$670,011	$629,797	$594,465
Non-weighing instruments	412,086	384,925	359,616
Service	322,357	289,709	259,626

Total net sales	$1,404,454	$1,304,431	$1,213,707

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      In certain circumstances our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the year ended December 31 is as follows:

				Property, Plant and
	Net Sales			Equipment, Net

	2004	2003	2002	2004	2003

United States	$486,660	$480,418	$494,913	$38,699	$41,398
Other Americas	79,316	73,750	72,754	1,197	614

Total Americas	565,976	554,168	567,667	39,896	42,012
Germany	131,862	122,706	104,311	32,524	30,781
France	112,669	99,303	90,046	5,659	5,196
United Kingdom	58,734	55,215	47,228	8,534	7,074
Switzerland	56,669	51,750	46,274	126,385	118,402
Other Europe	245,323	224,790	197,225	6,913	6,154

Total Europe	605,257	553,764	485,084	180,015	167,607
China	101,298	82,308	59,828	20,449	19,813
Rest of World	131,923	114,191	101,128	2,349	2,080

Total Asia/ Rest of World	233,221	196,499	160,956	22,798	21,893
Totals	$1,404,454	$1,304,431	$1,213,707	$242,709	$231,512

17.	RELATED PARTY TRANSACTIONS
      As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the years ended December 31, 2004, 2003 and 2002, the Company made lease payments with respect to this agreement of $2.3 million, $2.2 million and $1.9 million, respectively. In addition, Rainin continued to purchase certain products from its former owner. During the years ended December 31, 2004, 2003 and 2002, the volume of these purchases was $0.8 million, $1.1 million and $1.5 million, respectively. The agreement to purchase these products was terminated during the third quarter of 2004. This termination did not have a material impact on the Company’s consolidated financial statements. All of the Company’s transactions with the former owner of Rainin were in the normal course of business.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      Quarterly financial data for the years ended December 31, 2004 and 2003 are as follows:

	First	Second	Third	Fourth
	Quarter (a)	Quarter	Quarter	Quarter

2004
Net sales	$318,709	$344,492	$342,048	$399,205
Gross profit	150,276	167,919	165,755	198,457
Net earnings	$ 18,622	$ 28,418	$ 24,628	$ 36,289

Basic earnings per common share:
Net earnings	$0.42	$0.64	$0.56	$0.83
Weighted average number of common shares	44,557,443	44,469,648	44,320,477	43,601,286
Diluted earnings per common share:
Net earnings	$0.41	$0.62	$0.54	$0.81
Weighted average number of common shares	45,836,934	45,750,652	45,520,086	44,828,205
Market price per share:
High	$46.46	$49.58	$49.15	$51.97
Low	$40.67	$43.70	$40.50	$46.51

2003
Net sales	$291,808	$321,363	$320,814	$370,446
Gross profit	133,658	156,411	151,864	176,243
Net earnings	$ 12,935	$ 25,780	$ 24,182	$ 32,941

Basic earnings per common share:
Net earnings	$0.29	$0.58	$0.54	$0.74
Weighted average number of common shares	44,393,312	44,434,612	44,485,712	44,582,017
Diluted earnings per common share:
Net earnings	$0.29	$0.57	$0.53	$0.72
Weighted average number of common shares	45,288,823	45,467,106	45,568,383	45,711,078
Market price per share:
High	$34.12	$38.00	$39.75	$42.73
Low	$28.90	$29.82	$34.60	$36.06

(a)	The financial data for the first quarter of 2003 includes a charge of $5.4 million ($3.8 million after tax) primarily related to headcount reductions and manufacturing transfers (Note 14).

Schedule II- Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

		(1)	(2)

	Balance at	Charged to
	the Beginning	Costs and	Charged to		Balance at
Description	of Period	Expenses	Other Accounts	-Deductions-	End of Period

			Note(A)	Note(B)
Accounts Receivable-allowance for doubtful accounts:
Year ended December 31, 2004	10,489	731	443	1,904	9,759
Year ended December 31, 2003	10,916	765	742	1,934	10,489
Year ended December 31, 2002	9,450	778	776	88	10,916
Allowance for inventory:
Year ended December 31, 2004	38,745	7,235	1,909	12,220	35,669
Year ended December 31, 2003	30,831	8,033	3,485	3,604	38,745
Year ended December 31, 2002	30,965	6,022	3,047	9,203	30,831
Deferred tax valuation allowance:
Year ended December 31, 2004	36,238	2,375		13,613	25,000
Year ended December 31, 2003	68,344	(2,728)	—	29,378	36,238
Year ended December 31, 2002	71,081	6,751	—	9,488	68,344

Note (A)

For accounts receivable and inventory, primarily comprised of currency translation adjustments.
Note (B)

For accounts receivable, represents excess of uncollectible balances written off over recoveries of accounts previously written off.

For inventory, represents excess of book value of unsold inventory disposed over proceeds received on disposal.

For deferred tax valuation allowance, 2004 represents a reduction in the deferred tax assets related to tax credit and tax loss carryforwards.

S-1