Form 10-Q
period 2005-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2005-05-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

Commission File Number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland

(Address of principal executive offices)
(Zip Code)

+41-44-944-22-11

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

The Registrant had 42,898,964 shares of Common Stock outstanding at March 31, 2005.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2005 and 2004
(In thousands, except share data)

	March 31,	March 31,
	2005	2004

	(unaudited)	(unaudited)

Net sales
Products	$255,360	$243,236
Service	81,800	75,473

Total net sales	337,160	318,709
Cost of sales
Products	119,924	118,281
Service	54,441	50,152

Gross profit	162,795	150,276

Research and development	20,802	20,655
Selling, general and administrative	106,317	96,809
Amortization	2,808	2,808
Interest expense	3,516	3,466
Other charges (income), net	(336)	(64)

Earnings before taxes	29,688	26,602
Provision for taxes	8,907	7,980

Net earnings	$20,781	$18,622

Basic earnings per common share:
Net earnings	$0.48	$0.42
Weighted average number of common shares	43,139,233	44,557,443

Diluted earnings per common share:
Net earnings	$0.47	$0.41
Weighted average number of common shares	44,388,971	45,836,934

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004
(In thousands, except share data)

	March 31,	December 31,
	2005	2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,780	$67,176
Trade accounts receivable, less allowances of $9,754 at March 31, 2005 and $9,759 at December 31, 2004	259,512	271,097
Inventories, less allowances of $35,321 at March 31, 2005 and $35,669 at December 31, 2004	156,424	156,539
Current deferred tax assets, net	28,279	27,487
Other current assets and prepaid expenses	33,749	30,058

Total current assets	545,744	552,357
Property, plant and equipment, net	229,402	242,709
Goodwill	430,612	433,675
Other intangible assets, net	125,507	126,506
Non-current deferred tax assets, net	71,546	72,847
Other non-current assets	48,388	51,978

Total assets	$1,451,199	$1,480,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$66,157	$85,129
Accrued and other liabilities	75,198	90,466
Accrued compensation and related items	60,613	74,678
Deferred revenue and customer prepayments	47,201	26,176
Taxes payable	58,684	59,556
Current deferred tax liabilities	13,326	5,328
Short-term borrowings	10,351	6,913

Total current liabilities	331,530	348,246
Long-term debt	217,421	196,290
Non-current deferred tax liabilities	73,280	81,927
Other non-current liabilities	129,295	132,723

Total liabilities	751,526	759,186

Shareholders' equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,784,211 and 44,780,211 shares, outstanding 42,898,964 and 43,366,139 shares at March 31, 2005 and December 31, 2004, respectively	448	448
Additional paid-in capital	491,898	491,784
Treasury stock at cost (1,885,247 at March 31, 2005 and 1,414,072 shares at December 31, 2004)	(91,652)	(67,404)
Retained earnings	313,020	293,093
Accumulated other comprehensive income (loss)	(14,041)	2,965

Total shareholders' equity	699,673	720,886

Commitments and contingencies

Total liabilities and shareholders' equity	$1,451,199	$1,480,072

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
 Three months ended March 31, 2005 and 2004
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2004	43,366,139	$448	$491,784	$(67,404)	$293,093	$2,965	$720,886
Exercise of stock options	60,825	-	114	2,714	(854)	-	1,974
Repurchases of common stock	(528,000)	-	-	(26,962)	-	-	(26,962)
Comprehensive income:
Net earnings	-	-	-	-	20,781	-	20,781
Change in currency translation adjustment	-	-	-	-	-	(17,006)	(17,006)

Comprehensive income							3,775

Balance at March 31, 2005	42,898,964	$448	$491,898	$(91,652)	$313,020	$(14,041)	$699,673

Balance at December 31, 2003	44,582,017	$446	$471,628	$-	$200,216	$(18,294)	$653,996
Exercise of stock options	86,494	1	1,757	-	-	-	1,758
Repurchases of common stock	(391,300)	-	-	(16,591)	-	-	(16,591)
Comprehensive income:
Net earnings	-	-	-	-	18,622	-	18,622
Change in currency translation adjustment	-	-	-	-	-	(5,280)	(5,280)

Comprehensive income							13,342

Balance at March 31, 2004	44,277,211	$447	$473,385	$(16,591)	$218,838	$(23,574)	$652,505

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three months ended March 31, 2005 and 2004
(In thousands)

	March 31,	March 31,
	2005	2004

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net earnings	$20,781	$18,622
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,653	6,473
Amortization	2,808	2,808
Deferred taxes	(2,606)	366
Other	1	(33)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	3,542	5,441
Inventories	(4,573)	(3,839)
Other current assets	(5,125)	(5,055)
Trade accounts payable	(15,336)	(3,081)
Taxes payable	1,402	(2,377)
Accruals and other	(859)	10,098

Net cash provided by operating activities	6,688	29,423

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	418	363
Purchase of property, plant and equipment	(5,345)	(5,869)
Acquisitions	(213)	-

Net cash used in investing activities	(5,140)	(5,506)

Cash flows from financing activities:
Proceeds from borrowings	34,255	31,980
Repayments of borrowings	(8,431)	(41,494)
Proceeds from exercise of stock options	1,974	1,758
Repurchases of common stock	(28,353)	(16,591)

Net cash used in financing activities	(555)	(24,347)

Effect of exchange rate changes on cash and cash equivalents	(389)	82

Net increase (decrease) in cash and cash equivalents	604	(348)

Cash and cash equivalents:
Beginning of period	67,176	45,116

End of period	$67,780	$44,768

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2005 - Unaudited
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

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, which are its' majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 should be read in conjunction with the December 31, 2004 and 2003 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company's critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Inventories, net consisted of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004

Raw materials and parts	$79,861	$73,607
Work in progress	23,394	32,323
Finished goods	53,169	50,609

	$156,424	$156,539

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

Other intangible assets consisted of the following at March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004

	Gross Amount	Accumulated amortization	Gross Amount	Accumulated amortization

Customer relationships	$71,329	$(5,684)	$71,329	$(5,216)
Proven technology and patents	28,471	(11,976)	28,651	(11,655)
Tradename (finite life)	1,445	(417)	1,499	(441)
Tradename (indefinite life)	22,434	-	22,434	-
Intellectual property license (indefinite life)	19,905	-	19,905	-

	$143,584	$(18,077)	$143,818	$(17,312)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.1 million for each of the next five years. The Company had amortization expense associated with the above intangible assets of $0.9 million for the three months ended March 31, 2005 and 2004.

The Company's intangible assets include a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license is currently subject to litigation with the grantor. While the Company believes its rights under the license will be upheld, if

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets (continued)

they were not to be upheld, expected cash flows generated by the license would be reduced and the related $19.9 million asset could be impaired, causing a non-cash charge of up to $14 million after tax. Although the grantor is seeking termination of the license and unspecified damages, management does not believe any consequences of the case will have a material adverse effect on the Company's consolidated financial condition or results of operations. The case is expected to go to trial in June.

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

	2005	2004

Net earnings:
As reported	$20,781	$18,622
Compensation expense	(1,711)	(1,861)

Pro forma	$19,070	$16,761

Basic earnings per common share:
As reported	$0.48	$0.42
Compensation expense	(0.04)	(0.04)

Pro forma	$0.44	$0.38

Weighted average number of common shares	43,139,233	44,557,443

Diluted earnings per common share:
As reported	$0.47	$0.41
Compensation expense	(0.04)	(0.04)

Pro forma	$0.43	$0.37

Weighted average number of common shares	44,183,600	45,836,934

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty (continued)

The Company's accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheet. Changes to the Company's accrual for product warranties for the three months ended March 31 are as follows:

	2005	2004

Balance at beginning of period	$10,483	$10,121
Accruals for warranties	2,691	2,491
Foreign currency translation	(303)	(140)
Payments / utilizations	(3,277)	(2,496)

Balance at end of period	$9,594	$9,976

Research and Development

Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Taxation

The Company currently benefits from tax holidays in certain jurisdictions. These holidays expire at various dates in the future, and may or may not be renewable. Management does not believe that potential changes in tax benefits from existing tax holidays will have a material adverse effect on the Company's financial condition or results of operations.

In October, 2004, the U.S. enacted the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. Corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Act. As such, Management is not in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings subject to these new provisions. Management expects to finalize its assessment during 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires public companies to recognize the cost of employee services received in exchange for an award (with limited exceptions) over the period during which an employee is required to provide service in

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

exchange for the award. Disclosure of the effect of expensing the fair value of equity compensation is currently required under SFAS 123 (see previous page). On April 15, 2005, the Securities and Exchange Commission issued a release that delayed the implementation of SFAS 123R to annual periods beginning after June 15, 2005. The Company is in the process of evaluating the cost of its equity awards in accordance with SFAS 123R.

In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs" ("SFAS 151"), an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact, if any, that will result from adopting SFAS 151.

3. TREASURY STOCK

On February 5, 2004, the Company announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. In November 2004, in addition to the $100 million buyback amount the Company's Board of Directors approved an additional buyback of up to $200 million under its share repurchase program over the two-year period ending December 31, 2006. Our share repurchases are expected to be funded from cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.

The Company spent $27.0 million and $16.6 million on the repurchase of 528,000 shares and 391,300 shares at an average price of $51.03 and $42.37 during the three months ended March 31, 2005 and 2004, respectively, as well as an additional $1.4 million during the three month period ended March 31, 2005 relating to the settlement of shares repurchased as of December 31, 2004. See Part II Item 2 regarding details of the share repurchase program for the three months ended March 31, 2005. As of March 31, 2005, 851,253 shares held in treasury were reissued for the exercise of stock options.

As of March 31, 2005, approximately 1.0 million stock options were outstanding that are scheduled to expire in October 2006, including 867,000 stock options held by the Company's Chairman and CEO. These options were granted before the Company's initial public offering in connection with the buy-out from Ciba-Geigy. The Company expects that these options will be exercised before their expiration date. Any purchases under the share repurchase program over this time would operate to offset the dilution from these exercises.

4. EARNINGS PER COMMON SHARE

In accordance with the treasury stock method, the Company has included the following equivalent shares in the calculation of diluted weighted average number of common shares for the three months ended March 31, relating to outstanding stock options.

	2005	2004

Three months ended	1,249,738	1,279,491

Outstanding options to purchase 1,255,950 shares of common stock for the three month period ended March 31, 2004 have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

5. NET PERIODIC BENEFIT COST

Net periodic pension cost for the Company's defined benefit pension plans includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits

	2005	2004	2005	2004

Service cost, net	$159	$127	$3,715	$3,548
Interest cost on projected benefit obligations	1,508	1,516	4,535	4,261
Expected return on plan assets	(1,903)	(1,598)	(5,718)	(5,282)
Recognition of actuarial losses (gains)	602	569	(116)	(408)

Net periodic pension cost	$366	$614	$2,416	$2,119

Net periodic post-retirement benefit cost for the Company's U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	2005	2004

Service cost	$53	$76
Interest cost on projected benefit obligations	358	522
Net amortization and deferral	(240)	(213)

Net periodic post-retirement benefit cost	$171	$385

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2004, the Company expects to make normal employer pension contributions of approximately $11.9 million to its non-U.S. defined benefit pension plans and $2.8 million to its U.S. post-retirement medical plan during the year ended December 31, 2005.

6. OTHER CHARGES (INCOME), NET

Other charges (income), net consists primarily of charges related to the Company's restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

7. SEGMENT REPORTING

As disclosed in Note 16 to the Company's consolidated financial statements for the year ending December 31, 2004, operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS 131. The Company has updated the geographic aggregation of its segments as of March 31, 2005 and has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. Prior year segment information has been restated to conform with the current period presentation.

The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses, before amortization, interest expense and other charges).

The following tables show the operations of the Company's operating segments:

For the three months ended March 31, 2005	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill

U.S. Operations	$126,215	$10,311	$136,526	$12,862	$272,572
Swiss Operations	20,637	59,870	80,507	15,433	24,133
Western European Operations	122,076	24,558	146,634	7,369	114,695
Chinese Operations	21,964	14,123	36,087	6,929	1,792
Other (a)	46,268	22	46,290	3,470	17,420
Eliminations and Corporate (b)	-	(108,884)	(108,884)	(10,387)	-

Total	$337,160	$-	$337,160	$35,676	$430,612

For the three months ended March 31, 2004	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill

U.S. Operations	$117,785	$10,699	$128,484	$12,982	$269,860
Swiss Operations	22,933	54,915	77,848	13,485	22,575
Western European Operations	116,483	20,056	136,539	6,605	111,079
Chinese Operations	20,370	13,927	34,297	5,716	1,689
Other (a)	41,138	3	41,141	2,797	17,449
Eliminations and Corporate (b)	-	(99,600)	(99,600)	(8,773)	-

Total	$318,709	$-	$318,709	$32,812	$422,652

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company's reportable operating segments.
(b)	Eliminations and Corporate includes the elimination of intersegment transactions and certain corporate expenses, which are not included in the Company's operating segments.

7. SEGMENT REPORTING (Continued)

A reconciliation of Adjusted Operating Income, or Segment Profit, to net earnings for the three months ended March 31 follows:

	2005	2004

Adjusted operating income	$35,676	$32,812
Amortization	2,808	2,808
Interest expense	3,516	3,466
Other charges, net	(336)	(64)
Provision for taxes	8,907	7,980

Net earnings	$20,781	$18,622

8. RELATED PARTY TRANSACTIONS

As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the three months ended March 31, 2005 and 2004, the Company made lease payments in respect of this agreement of $0.8 million and $0.7 million respectively. In addition, Rainin continued to purchase certain products from its former owner. During the three months ended March 31, 2004, the volume of these purchases was $0.4 million. The agreement to purchase these products was terminated during the third quarter of 2004. This termination did not have a material impact on the Company's consolidated financial statements. All of the Company's transactions with the former owner of Rainin were in the normal course of business.

9. CONTINGENCIES

The company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

General

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Results of Operations - Consolidated

The following table sets forth certain items from our interim consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 (amounts in thousands).

	March 31, 2005		March 31, 2004
	(unaudited)%		(unaudited)%
Net sales
Products	$255,360	100.0	$243,236	100.0
Service	81,800	100.0	75,473	100.0

Total net sales	337,160	100.0	318,709	100.0

Gross profit
Products	135,436	53.0	124,955	51.4
Service	27,359	33.4	25,321	33.6

Total gross profit	162,795	48.3	150,276	47.2

Research and development	20,802	6.2	20,655	6.5
Selling, general and administrative	106,317	31.5	96,809	30.4

Adjusted operating income	35,676	10.6	32,812	10.3

Amortization	2,808	0.9	2,808	0.9
Interest expense	3,516	1.0	3,466	1.1
Other charges (income), net	(336)	(0.1)	(64)	(0.0)

Earnings before taxes	29,688	8.8	26,602	8.3

Provision for taxes	8,907	2.6	7,980	2.5

Net earnings	$20,781	6.2	$18,622	5.8

Net sales

Net sales were $337.2 million for the three months ended March 31, 2005, compared to $318.7 million for the corresponding period in 2004. This represents an increase in U.S. dollars of 6%, of which 3% was due to currency exchange rate fluctuations. Exited product lines reduced sales by approximately 1% during the three months ended March 31, 2005.

During the three months ended March 31, 2005, our net sales by geographic destination excluding the effect of currency exchange rate fluctuations, or in local currencies, increased by 7% in the Americas and 4% in Asia/Rest of the World, while Europe decreased 1%. A discussion of sales by operating segment is included below.

As described in Note 16 to our consolidated financial statements for the year ending December 31, 2004, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which is provided under contracts, as well as sales of spare parts.

Net sales of products increased in U.S. dollars by 5% during the three months ended March 31, 2005 compared to the corresponding period in 2004, of which 3% was due to currency exchange rate fluctuations. Service revenue (including spare parts) increased in U.S. dollars by 8% during the same period, of which 3% was due to currency exchange rate fluctuations.

Net sales for our laboratory-related products increased 2% in local currencies during the three months ended March 31, 2005, principally driven by continued growth in our process analytics products, as well as analytical and drug discovery instruments. Our sales growth of laboratory-related products was also reduced by approximately 1% during the three months ended March 31, 2005 due to the phase-out of our exit of third party electronic component sales.

Net sales of our industrial-related products increased 6% in local currencies during the three months ended March 31, 2005. We experienced sales growth in our core industrial and product inspection products, particularly in the Americas.

In our food retailing markets, net sales decreased 2% in local currencies during the three months ended March 31, 2005 primarily due to reduced sales in Europe relative to strong project activity in 2004 and generally weak market conditions in the major European economies. Retail sales also continue to include improved sales of our in-store retail item management software solutions and expansion of our core retail products into Asia.

Gross profit

Gross profit as a percentage of net sales was 48.3% for the three months ended March 31, 2005, compared to 47.2% for the corresponding period in 2004.

Gross profit as a percentage of net sales for products was 53.0% for the three months ended March 31 2005, compared to 51.4% for the corresponding period in 2004.

Gross profit as a percentage of net sales for services (including spare parts) was 33.4% for the three months ended March 31, 2005, compared to 33.6% for the corresponding period in 2004.

The improvement in gross margin reflects the increased sales volume leveraging our fixed production costs, increased pricing, favorable product mix and continuing benefits from our cost rationalization initiatives, offset in part by higher steel costs. The modest decrease in gross margin for services (including spare parts) was principally a result of mix and increased spending in our field service organization.

Research and development and selling, general and administrative expenses

Research and development expenses decreased 3% in local currencies during the three months ended March 31, 2005, compared to the corresponding period in 2004. The decrease is due to the timing of projects and significant activity related to our new laboratory product line in 2004.

Selling, general and administrative expenses increased 7% in local currencies during the three months ended March 31, 2005, compared to the corresponding period in 2004. This is due in part to increased corporate governance costs, investments in our global sales and marketing initiative and performance-related compensation costs.

Interest expense, taxes and net earnings

Interest expense increased 1% in the three months ended March 31, 2005, compared to the corresponding period in 2004. The provision for taxes is based upon our projected 30% annual effective tax rate.

Net earnings increased 12% in the three months ended March 31, 2005, compared to the corresponding period in 2004. The increase reflects improved sales volume in 2005 and the benefits from our cost rationalization initiatives.

Non-GAAP Financial Measures

We supplement our U.S. GAAP results with non-GAAP financial measures. The principal non-GAAP financial measure we use is Adjusted Operating Income which we define as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes. The most directly comparable U.S. GAAP financial measure is net earnings.

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

Our Adjusted Operating Income increased 9% during the three months ended March 31, 2005 compared to the corresponding period in 2004. The increase reflects improving sales volume in 2005 and the benefits from our cost rationalization initiatives. This performance was achieved while we continued to invest in our distribution and field service infrastructure.

Results of Operations - by Operating Segment

U.S. Operations

	Three months ended March 31
	2005	2004	%1)
Total net sales	$136,526	$128,484	6%
Net sales to external customers	$126,215	$117,785	7%
Segment profit	$12,862	$12,982	-1%

1)Represents U.S. dollar growth (decline) for for net sales and segment profit

The increase in total net sales reflects improved sales to external customers for our laboratory and industrial related products, offset in part by a decrease in sales to other segments. Net sales of food retailing products were consistent with the previous year.

Segment profit or Adjusted Operating Income decreased slightly from the prior year as the benefit of increased sales volume was offset in part by the impact of unfavorable product mix and related product transfer initiatives that particularly affected our U.S. food retailing profitability. We also incurred reduced operating results in our drug discovery business.

Swiss Operations

	Three months ended March 31
	2005	2004	%1)
Total net sales	$80,507	$77,848	3%
Net sales to external customers	$20,637	$22,933	-10%
Segment profit	$15,433	$13,485	14%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

In local currency, total net sales decreased 1% while net sales to external customers decreased 15% during the three months ended March 31, 2005 versus the prior year comparable period. The exit of our third party electronic component product line had the effect of reducing total net sales and net sales to external customers by approximately 2% and 6%, respectively. We also experienced reduced net sales to external customers of our food retailing and laboratory-related products due to significant project activity during the prior year comparable period.

The increase in segment profit or Adjusted Operating Income primarily reflects increased sales volume to other segments and benefits from our cost rationalization initiatives.

Western European Operations

	Three months ended March 31
	2005	2004	%1)
Total net sales	$146,634	$136,539	7%
Net sales to external customers	$122,076	$116,483	5%
Segment profit	$7,369	$6,605	12%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales increased 2% in local currency due to the benefit of product transfer initiatives and related increased sales volume from other segments. Net sales in local currency to external customers were flat during the three months ended March 31, 2005 compared to the corresponding period in 2004. Exited product lines reduced net sales to external customers by approximately 1% during the three months ended March 31, 2005. Western Europe experienced reduced net sales of our food retailing products relative to strong project activity in 2004 and generally weak market conditions in the major European economies. These results were partially offset by increased sales of industrial-related products.

The increase in segment profit or Adjusted Operating Income is principally a result of increased net sales to other segments, benefits from our cost rationalization initiatives and favorable currency translation fluctuations.

Chinese Operations

	Three months ended March 31
	2005	2004	%1)
Total net sales	$36,087	$34,297	5%
Net sales to external customers	$21,964	$20,370	8%
Segment profit	$6,929	$5,716	21%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales increased 5% in local currency during the three months ended March 31, 2005. This reflects an 8% increase in local currency net sales to external customers that is due to improved sales performance for all product lines, in particular industrial-related products. However, we believe growth rates in China may be reduced in future quarters as a result of the Chinese government's efforts to slow their economy.

The increase in segment profit or Adjusted Operating Income is primarily due to the improved sales volume leveraging our fixed production costs.

Other

	Three months ended March 31
	2005	2004	%1)
Total net sales	$46,290	$41,141	13%
Net sales to external customers	$46,268	$41,138	12%
Segment profit	$3,470	$2,797	24%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales and net sales to external customers increased 8% in local currency during the three months ended March 31, 2005 compared to the previous year comparable period. This performance reflects increased sales in our Eastern European, Latin American and Other Asian Pacific markets.

Segment profit or Adjusted Operating Income increased during the three months ended March 31, 2005 primarily due to the benefit of the improved sales volume.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and acquisitions.

Cash provided by operating activities totaled $6.7 million in the three months ended March 31, 2005, compared to $29.4 million in the corresponding period in 2004. The decrease in 2005 resulted principally from approximately $15.0 million of higher payments relating to 2004 performance related compensation incentives (bonus payments) and the timing of our accounts payables disbursements which increased $12.3 million in the three months ended March 31, 2005 compared to the corresponding period in 2004.

We continue to explore potential acquisitions. In connection with any acquisition we may incur additional indebtedness. In addition, the terms of certain of our acquisitions provide for possible additional earn-out payments. However, we do not currently believe we will make any material payments relating to such earn-outs.

Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $5.3 million in the three months ended March 31, 2005 compared to $5.9 million in the corresponding period in 2004. The decrease is due to timing and prior period investments in our manufacturing facilities in the U.K. and China. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

Senior Notes and Credit Facility Agreement

Our short-term borrowings and long-term debt consisted of the following at March 31, 2005.

	March 31, 2005
	U.S. dollar	Other principal trading currencies	Total

$150m Senior notes (net of unamortized discount)	$149,464	$-	$149,464
Credit facility	55,770	12,187	67,957

Total long-term debt	205,234	12,187	217,421
Other local arrangements	635	9,716	10,351

Total debt	$205,869	$21,903	$227,772

As of March 31, 2005, we had $223.5 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the next several years, but there can be no assurance that this will be the case.

Share repurchase program

On February 5, 2004, the Company announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. In November 2004, in addition to the $100 million buyback amount the Company's Board of Directors approved an additional buyback of up to $200 million under its share repurchase program over the two-year period ending December 31, 2006. Our share repurchases are expected to be funded from cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.

The Company spent $27.0 million and $16.6 million on the repurchase of 528,000 shares and 391,300 shares at an average price of $51.03 and $42.37 during the three months ended March 31, 2005 and 2004, respectively, as well as an additional $1.4 million during the three month period ended March 31, 2005, relating to the settlement of shares repurchased as of December 31, 2004. See Part II Item 2 regarding details of the share repurchase program for the three months ended March 31, 2005. As of March 31, 2005, 851,253 shares held in treasury were reissued for the exercise of stock options.

As of March 31, 2005, approximately 1.0 million stock options were outstanding that are scheduled to expire in October 2006, including 867,000 stock options held by the Company's Chairman and CEO. These options were granted before the Company's initial public offering in connection with the buy-out from Ciba-Geigy. The Company expects that these options will be exercised before their expiration date. Any purchases under the share repurchase program over this time would operate to offset the dilution from these exercises.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our operating expenses than Swiss franc denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside of Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.9 million to $1.1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2005, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated, would result in an increase of approximately $2.4 million in the reported U.S. dollar value of the debt.

New Accounting Pronouncements

See Note 2 to the interim consolidated financial statements.

Forward-Looking Statements and Associated Risks

Some of the statements in this quarterly report constitute "forward-looking statements" within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, annual amortization expense, outcome of litigation, effect of potential loss of licensed rights, potential growth opportunities in both developed markets and emerging markets, planned research and development efforts, product introductions and innovation, manufacturing capacity, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, research and development expenditures, competitors' product development, expected capital expenditures, source of funding, method and timing of share repurchases, timing and effect of potential exercises of options, future cash sources and requirements, liquidity, impact of taxes, impact of changes in tax laws, expected compliance with laws, impact of environmental costs and environmental proceedings, expected pension contribution, expected cost savings and benefits of completed or future acquisitions, which involve known and unknown risks, impact of currency fluctuations, uncertainties and other factors that may cause our or our businesses' actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption "Factors affecting our future operating results" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2005, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

January 1 to January 31, 2005	159,000	$50.00	159,000	$188,257
February 1 to February 28, 2005	171,000	$50.82	171,000	$179,561
March 1 to March 31, 2005	198,000	$52.05	198,000	$169,249

Total	528,000	$51.03	528,000	$169,249

The Company has only one share repurchase program. Under this program, announced on February 5, 2004 and November 4, 2004, the Company is authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, and an additional $200 million of equity shares over the two-year period ending December 31, 2006.

The Company spent $27.0 million and $16.6 million on the repurchase of 528,000 shares and 391,300 shares at an average price of $51.03 and $42.37 during the three months ended March 31, 2005 and 2004, respectively, as well as an additional $1.4 million during the three month period ended March 31, 2005, relating to the settlement of shares repurchased as of December 31, 2004. As of March 31, 2005, 851,253 shares held in treasury were reissued for the exercise of stock options.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other information. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	32	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K

	Date Furnished or Filed	Item Reported

	May 3, 2005	Press release announcing first quarter 2005 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.

Date: May 4, 2005	By: /s/ William P. Donnelly

William P. Donnelly
Group Vice President and
Chief Financial Officer