Form 10-Q
period 2005-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2005-07-29
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

Commission File Number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

The Registrant had 41,987,864 shares of Common Stock outstanding at June 30, 2005.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2005 and 2004
(In thousands, except share data)

	June 30,	June 30,
	2005	2004

	(unaudited)	(unaudited)

Net sales
Products	$284,619	$266,448
Service	84,018	78,044

Total net sales	368,637	344,492
Cost of sales
Products	134,603	126,784
Service	53,609	49,789

Gross profit	180,425	167,919

Research and development	20,936	20,164
Selling, general and administrative	108,115	101,020
Amortization	2,991	2,896
Interest expense	3,764	3,272
Other charges (income), net	21,581	(32)

Earnings before taxes	23,038	40,599
Provision for taxes	4,727	12,181

Net earnings	$18,311	$28,418

Basic earnings per common share:
Net earnings	$0.43	$0.64
Weighted average number of common shares	42,356,672	44,469,648

Diluted earnings per common share:
Net earnings	$0.42	$0.62
Weighted average number of common shares	43,438,961	45,750,652

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2005 and 2004
(In thousands, except share data)

	June 30,	June 30,
	2005	2004

	(unaudited)	(unaudited)

Net sales
Products	$539,979	$509,684
Service	165,818	153,517

Total net sales	705,797	663,201
Cost of sales
Products	254,527	245,064
Service	108,050	99,942

Gross profit	343,220	318,195

Research and development	41,738	40,819
Selling, general and administrative	214,432	197,829
Amortization	5,799	5,704
Interest expense	7,280	6,738
Other charges (income), net	21,245	(96)

Earnings before taxes	52,726	67,201
Provision for taxes	13,634	20,161

Net earnings	$39,092	$47,040

Basic earnings per common share:
Net earnings	$0.91	$1.06
Weighted average number of common shares	42,747,953	44,513,546

Diluted earnings per common share:
Net earnings	$0.89	$1.03
Weighted average number of common shares	43,913,966	45,793,793

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(In thousands, except share data)

	June 30,	December 31,
	2005	2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,864	$67,176
Trade accounts receivable, less allowances of $9,317 at June 30, 2005 and $9,759 at December 31, 2004	253,760	271,097
Inventories	148,856	156,539
Current deferred tax assets, net	28,480	27,487
Other current assets and prepaid expenses	26,426	30,058

Total current assets	561,386	552,357
Property, plant and equipment, net	218,441	242,709
Goodwill	425,416	433,675
Other intangible assets, net	104,672	126,506
Non-current deferred tax assets, net	77,934	72,847
Other non-current assets	47,381	51,978

Total assets	$1,435,230	$1,480,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$69,663	$85,129
Accrued and other liabilities	68,846	90,466
Accrued compensation and related items	63,181	74,678
Deferred revenue and customer prepayments	41,870	26,176
Taxes payable	63,868	59,556
Current deferred tax liabilities	12,473	5,328
Short-term borrowings	7,196	6,913

Total current liabilities	327,097	348,246
Long-term debt	257,473	196,290
Non-current deferred tax liabilities	70,709	81,927
Other non-current liabilities	124,518	132,723

Total liabilities	779,797	759,186

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,780,211 shares, outstanding 41,987,864 and 43,366,139 shares at June 30, 2005 and December 31, 2004, respectively	448	448
Additional paid-in capital	491,960	491,784
Treasury stock at cost (2,798,147 shares at June 30, 2005 and 1,414,072 shares at December 31, 2004)	(134,853)	(67,404)
Retained earnings	330,124	293,093
Accumulated other comprehensive income (loss)	(32,246)	2,965

Total shareholders' equity	655,433	720,886

Total liabilities and shareholders' equity	$1,435,230	$1,480,072

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
 Six months ended June 30, 2005 and 2004
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2004	43,366,139	$448	$491,784	$(67,404)	$293,093	$2,965	$720,886
Exercise of stock options	127,625	-	176	5,810	(2,061)	-	3,925
Repurchases of common stock	(1,505,900)	-	-	(73,259)	-	-	(73,259)
Comprehensive income:
Net earnings	-	-	-	-	39,092	-	39,092
Change in currency translation adjustment	-	-	-	-	-	(35,211)	(35,211)

Comprehensive income							3,881

Balance at June 30, 2005	41,987,864	$448	$491,960	$(134,853)	$330,124	$(32,246)	$655,433

Balance at December 31, 2003	44,582,017	$446	$471,628	$-	$200,216	$(18,294)	$653,996
Exercise of stock options	316,335	2	3,982	5,433	(2,511)	-	6,906
Repurchases of common stock	(458,400)	-	-	(19,572)	-	-	(19,572)
Comprehensive income:
Net earnings	-	-	-	-	47,040	-	47,040
Change in currency translation adjustment	-	-	-	-	-	(1,254)	(1,254)

Comprehensive income							45,786

Balance at June 30, 2004	44,439,952	$448	$475,610	$(14,139)	$244,745	$(19,548)	$687,116

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 Six months ended June 30, 2005 and 2004
(In thousands)

	June 30,	June 30,
	2005	2004

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net earnings	$39,092	$47,040
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	13,116	12,911
Amortization	5,799	5,704
Deferred taxes	(12,352)	300
Other	19,930	(19)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	955	(2,766)
Inventories	(2,436)	(2,019)
Other current assets	1,071	(2,484)
Trade accounts payable	(10,081)	(1,516)
Taxes payable	9,326	2,448
Accruals and other	(7,140)	15,324

Net cash provided by operating activities	57,280	74,923

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	594	1,376
Purchase of property, plant and equipment	(11,923)	(10,667)
Acquisitions	(213)	(991)

Net cash used in investing activities	(11,542)	(10,282)

Cash flows from financing activities:
Proceeds from borrowings	86,619	36,738
Repayments of borrowings	(23,436)	(86,500)
Proceeds from exercise of stock options	3,925	6,906
Repurchases of common stock	(74,650)	(19,572)

Net cash used in financing activities	(7,542)	(62,428)

Effect of exchange rate changes on cash and cash equivalents	(1,508)	284

Net increase in cash and cash equivalents	36,688	2,497

Cash and cash equivalents:
Beginning of period	67,176	45,116

End of period	$103,864	$47,613

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT JUNE 30, 2005 - Unaudited
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

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, which are its' majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 should be read in conjunction with the December 31, 2004 and 2003 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Inventories consisted of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004

Raw materials and parts	$76,913	$73,607
Work in progress	21,852	32,323
Finished goods	50,091	50,609

	$148,856	$156,539

Other Intangible Assets

Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The Company assesses the initial acquisition of intangible assets and the continued accounting for previously recognized intangible assets and goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets".

Other intangible assets consisted of the following at June 30, 2005 and December 31, 2004.

	June 30, 2005		December 31, 2004

	Gross Amount	Accumulated amortization	Gross Amount	Accumulated amortization

Customer relationships	$71,363	$(6,153)	$71,329	$(5,216)
Proven technology and patents	28,370	(12,351)	28,651	(11,655)
Tradename (finite life)	1,430	(421)	1,499	(441)
Tradename (indefinite life)	22,434	-	22,434	-
Intellectual property license (indefinite life)	-	-	19,905	-

	$123,597	$(18,925)	$143,818	$(17,312)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.1 million for each of the next five years. The Company had amortization expense associated with the above intangible assets of $2.1 million and $1.8 million for the six months ended June 30, 2005 and 2004, respectively.

As of March 31, 2005, the Company's intangible assets included a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license was previously subject to litigation with the grantor and on June 6, 2005 the Company was ordered to pay $0.6 million in damages and the respective intellectual property license was terminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets (continued)

Due to the cancellation of the license, the Company has concluded that the intangible asset has no future benefit and as such has written-off the total value of the asset, $19.9 million ($12 million after tax), as of June 30, 2005. This charge has been included as a component of Other Charges (income), net within the Statement of Operations. See further discussion within Note 6, Other Charges (Income), Net.

The Company continues to believe that the consequences of the case will not have a material adverse effect on its consolidated financial condition or results of operations. In 2004, the Company had $13.9 million in sales of these third party-manufactured pipettes in the U.S. which had declined 28% since 2001. The Company expects to minimize any impact to its sales and profitability by increasing the sales of its own higher margin pipettes, including those the Company already manufactures and sells outside the United States.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings:
As reported	$18,311	$28,418	$39,092	$47,040
Compensation expense	(1,704)	(1,843)	(3,415)	(3,704)

Pro forma	$16,607	$26,575	$35,677	$43,336

Basic earnings per common share:
As reported	$0.43	$0.64	$0.91	$1.06
Compensation expense	(0.04)	(0.04)	(0.08)	(0.09)

Pro forma	$0.39	$0.60	$0.83	$0.97

Weighted average number of common shares	42,356,672	44,469,648	42,747,953	44,513,546

Diluted earnings per common share:
As reported	$0.42	$0.62	$0.89	$1.03
Compensation expense	(0.04)	(0.04)	(0.08)	(0.08)

Pro forma	$0.38	$0.58	$0.81	$0.95

Weighted average number of common shares	43,305,348	45,548,618	43,744,474	45,582,791

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company's accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheet. Changes to the Company's accrual for product warranties for the six months ended June 30 are as follows:

	2005	2004

Balance at beginning of period	$10,483	$10,121
Accruals for warranties	5,833	5,481
Foreign currency translation	(669)	(110)
Payments / utilizations	(6,077)	(5,576)

Balance at end of period	$9,570	$9,916

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires public companies to recognize the cost of employee services received in exchange for an award (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. Disclosure of the effect of expensing the fair value of equity compensation is currently required under SFAS 123 (see Stock Based Compensation within Footnote 2). On April 15, 2005, the Securities and Exchange Commission issued a release that delayed the implementation of SFAS 123R to annual periods beginning after June 15, 2005. The Company is in the process of evaluating the cost of its equity awards in accordance with SFAS 123R.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (continued)

In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs" ("SFAS 151"), an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 require that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes the adoption of SFAS 151 will not have a material impact on the results of operations, cash flow or financial condition.

In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance under SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004 and creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. As a result of the Jobs Act, the Company has the opportunity to repatriate approximately $400 million of cash in 2005 that has been generated over time by its foreign operations, resulting in an increase in the Company's tax provision in 2005. The Company has identified this amount as being distributable and as being financially beneficial given the Company's tax position. At present, management has not drawn any conclusions regarding this opportunity. The Company expects to finalize its assessment during 2005.

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

3. TREASURY STOCK (Continued)

The Company spent $73.3 million and $19.6 million on the repurchase of 1,505,900 shares and 458,400 shares at an average price of $48.62 and $42.67 during the six months ended June 30, 2005 and 2004, respectively, as well as an additional $1.4 million during the six month period ended June 30, 2005 relating to the settlement of shares repurchased as of December 31, 2004. See Part II Item 2 regarding details of the share repurchase program for the six months ended June 30, 2005. As of June 30, 2005, 916,253 shares held in treasury were reissued for the exercise of stock options.

As of June 30, 2005, approximately 1.0 million stock options were outstanding that are scheduled to expire in October 2006, including 867,000 stock options held by the Company's Chairman and CEO. These options were granted before the Company's initial public offering in connection with the buy-out from Ciba-Geigy. The Company expects that these options will be exercised before their expiration date. Any purchases under the share repurchase program over this time would offset the dilution from these future exercises.

4. EARNINGS PER COMMON SHARE

In accordance with the treasury stock method, the Company has included the following equivalent shares in the calculation of diluted weighted average number of common shares for the three and six month periods ended June 30, relating to outstanding stock options.

	2005	2004

Three months ended	1,082,289	1,281,004
Six months ended	1,166,013	1,280,247

Outstanding options to purchase 508,500 and 598,850 shares of common stock for the three month periods ended June 30, 2005 and 2004 respectively, and options to purchase 254,250 and 927,400 shares of common stock for the six month periods ended June 30, 2005 and 2004 respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

5. NET PERIODIC BENEFIT COST

Net periodic pension cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. post-retirement benefits

	2005	2004	2005	2004	2005	2004

Service cost, net	$159	$127	$3,428	$3,797	$53	$76
Interest cost on projected benefit obligations	1,508	1,515	4,302	4,124	358	404
Expected return on plan assets	(1,903)	(1,597)	(5,520)	(5,182)	-	-
Recognition of actuarial losses (gains)	602	570	(409)	(398)	(240)	(210)

Net periodic pension cost	$366	$615	$1,801	$2,341	$171	$270

Net periodic pension cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. post-retirement benefits

	2005	2004	2005	2004	2005	2004

Service cost, net	$318	$254	$7,142	$7,346	$106	$153
Interest cost on projected benefit obligations	3,016	3,031	8,837	8,385	716	926
Expected return on plan assets	(3,806)	(3,195)	(11,238)	(10,464)	-	-
Recognition of actuarial losses (gains)	1,204	1,139	(524)	(807)	(480)	(424)

Net periodic pension cost	$732	$1,229	$4,217	$4,460	$342	$655

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2004, the Company expects to make normal employer pension contributions of approximately $11.9 million to its non-U.S. defined benefit pension plans and $2.8 million to its U.S. post-retirement medical plan during the year ended December 31, 2005.

6. OTHER CHARGES (INCOME), NET

Other charges (income), net consists primarily of charges related to interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

For the three and six months ended June 30, 2005, other charges (income), net includes a $21.8 million charge related to pipette litigation. As previously disclosed in Note 2, the Company wrote off a non-cash $19.9 million ($12 million after-tax) intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005 which is included as a component of Other and Deferred taxes in the interim consolidated statements of cash flows. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during the three months ended June 30, 2005, which includes damages of $0.6 million.

7. SEGMENT REPORTING

As disclosed in Note 16 to the Company's consolidated financial statements for the year ending December 31, 2004, operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131 , "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has updated the geographic aggregation of its segments as of March 31, 2005 and has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. Prior year segment information has been restated to conform with the current period presentation.

The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses, before amortization, interest expense and other charges).

7. SEGMENT REPORTING (Continued)

The following tables show the operations of the Company's operating segments:

For the three months ended June 30, 2005	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill

U.S. Operations	$139,728	$11,187	$150,915	$19,234	$272,734
Swiss Operations	22,900	59,548	82,448	16,221	23,074
Western European Operations	127,039	18,121	145,160	10,912	110,678
Chinese Operations	28,535	14,534	43,069	9,508	1,792
Other (a)	50,435	183	50,618	2,341	17,138
Eliminations and Corporate (b)	-	(103,573)	(103,573)	(6,842)	-

Total	$368,637	$-	$368,637	$51,374	$425,416

For the six months ended June 30, 2005	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit

U.S. Operations	$265,943	$21,635	$287,578	$31,686
Swiss Operations	43,537	114,880	158,417	31,805
Western European Operations	249,115	31,997	281,112	18,129
Chinese Operations	50,499	28,657	79,156	16,849
Other (a)	96,703	182	96,885	5,811
Eliminations and Corporate (b)	-	(197,351)	(197,351)	(17,230)

Total	$705,797	$-	$705,797	$87,050

For the three months ended June 30, 2004	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill

U.S. Operations	$135,170	$10,714	$145,884	$17,693	$270,872
Swiss Operations	22,075	56,051	78,126	14,630	23,010
Western European Operations	118,251	14,050	132,301	9,886	111,594
Chinese Operations	25,775	14,149	39,924	7,668	1,689
Other (a)	43,221	16	43,237	3,004	17,275
Eliminations and Corporate (b)	-	(94,980)	(94,980)	(6,146)	-

Total	$344,492	$-	$344,492	$46,735	$424,440

Footnotes on the following page

7. SEGMENT REPORTING (Continued)

For the six months ended June 30, 2004	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit

U.S. Operations	$253,339	$21,299	$274,638	$30,312
Swiss Operations	45,008	105,633	150,641	28,115
Western European Operations	234,735	26,877	261,612	16,140
Chinese Operations	45,595	28,076	73,671	14,097
Other (a)	84,524	28	84,552	5,801
Eliminations and Corporate (b)	-	(181,913)	(181,913)	(14,918)

Total	$663,201	$-	$663,201	$79,547

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company's reportable operating segments.
(b)	Eliminations and Corporate includes the elimination of intersegment transactions and certain corporate expenses, which are not included in the Company's operating segments.

A reconciliation of Adjusted Operating Income, or Segment Profit, to net earnings for the three and six month periods ended June 30 follows:

	Three months ended		Six months ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Adjusted operating income	$51,374	$46,735	$87,050	$79,547
Amortization	2,991	2,896	5,799	5,704
Interest expense	3,764	3,272	7,280	6,738
Other charges, net	21,581	(32)	21,245	(96)
Provision for taxes	4,727	12,181	13,634	20,161

Net earnings	$18,311	$28,418	$39,092	$47,040

8. RELATED PARTY TRANSACTIONS

As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the three and six months ended June 30, 2005 and 2004, the Company made lease payments in respect of this agreement of $0.6 million and $0.5 million respectively, and $1.4 million and $1.1 million respectively. In addition, Rainin continued to purchase certain products from its former owner. During the three and six months ended June 30, 2004, the volume of these purchases were $0.3 million and $0.6 million respectively. The agreement to purchase these products was terminated during the third quarter of 2004. This termination did not have a material impact on the Company's consolidated financial statements. All of the Company's transactions with the former owner of Rainin were in the normal course of business.

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

General

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Results of Operations - Consolidated

The following table sets forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,

	2005		2004		2005		2004
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales
Products	$284,619	100.0	$266,448	100.0	$539,979	100.0	$509,684	100.0
Service	84,018	100.0	78,044	100.0	165,818	100.0	153,517	100.0

Total net sales	368,637	100.0	344,492	100.0	705,797	100.0	663,201	100.0

Gross profit
Products	150,016	52.7	139,664	52.4	285,452	52.9	264,620	51.9
Service	30,409	36.2	28,255	36.2	57,768	34.8	53,575	34.9

Total gross profit	180,425	48.9	167,919	48.7	343,220	48.6	318,195	48.0

Research and development	20,936	5.7	20,164	5.8	41,738	5.9	40,819	6.2
Selling, general and administrative	108,115	29.3	101,020	29.3	214,432	30.4	197,829	29.8

Adjusted operating income	51,374	13.9	46,735	13.6	87,050	12.3	79,547	12.0

Amortization	2,991	0.8	2,896	0.8	5,799	0.8	5,704	0.9
Interest expense	3,764	1.0	3,272	1.0	7,280	1.0	6,738	1.0
Other charges (income), net (a)	21,581	5.9	(32)	(0.0)	21,245	3.0	(96)	(0.0)

Earnings before taxes	23,038	6.2	40,599	11.8	52,726	7.5	67,201	10.1

Provision for taxes	4,727	1.2	12,181	3.6	13,634	2.0	20,161	3.0

Net earnings	$18,311	5.0	$28,418	8.2	$39,092	5.5	$47,040	7.1

Note:

(a)	Other charges (income), net during the three and six months ended June 30, 2005 includes a $21.8 million ($13.1 million after-tax) one-time pipette litigation charge related to a $19.9 million ($12 million after-tax) non-cash write-off of an intellectual property license and $1.9 million ($1.1 million after-tax) of related legal costs as disclosed in Notes 2 and 6.

Net sales

Net sales were $368.6 million and $705.8 million respectively, for the three and six months ended June 30, 2005, compared to $344.5 million and $663.2 million for the corresponding periods in 2004. This represents an increase in U.S. dollars of 7% and 6% respectively, for the three and six months ended June 30, 2005, of which 2% was due to currency exchange rate fluctuations for both periods. Exited product lines reduced sales by approximately 1% during the three and six months ended June 30, 2005.

During the three and six months ended June 30, 2005, our net sales by geographic destination excluding the effect of currency exchange rate fluctuations, or in local currencies, increased by 3% and 5% in the Americas, by 3% and 1% in Europe and by 13% and 9% in Asia/Rest of World. A discussion of sales by operating segment is included below.

As described in Note 16 to our consolidated financial statements for the year ending December 31, 2004, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which is provided under separately priced contracts, as well as sales of spare parts.

Net sales of products increased in U.S. dollars by 7% and 6% during the three and six months ended June 30, 2005 compared to the corresponding period in 2004, of which 2% was due to currency exchange rate fluctuations in each period. Service revenue (including spare parts) increased in U.S. dollars by 8% during both periods compared to the corresponding periods in 2004, of which 3% was due to currency exchange rate fluctuations in each period.

Net sales for our laboratory-related products increased 6% and 4% in local currencies respectively, during the three and six months ended June 30, 2005, principally driven by continued growth in our process analytics, analytical instruments and pipette products. We also experienced improved growth in laboratory balances during the three months ended June 30, 2005 due to improved results in Europe and Asia Pacific. Our sales growth of laboratory-related products was also reduced by approximately 1% for the three and six months ended June 30, 2005 due to the phase-out of our exit of third party electronic component sales.

Net sales of our industrial-related products increased 6% in local currencies during both the three and six months ended June 30, 2005. We continued to experience sales growth in our core industrial and product inspection products, including increased transportation and logistics project activity.

In our food retailing markets, net sales decreased 3% in local currencies during the three months and six months ended June 30, 2005 primarily due to reduced sales in Europe relative to strong project activity in 2004 and generally weak market conditions in certain of the major European economies. Retail sales also continue to include improved sales of our in-store retail item management software solutions.

Gross profit

Gross profit as a percentage of net sales was 48.9% and 48.6% for the three and six months ended June 30, 2005, compared to 48.7% and 48.0% for the corresponding periods in 2004.

Gross profit as a percentage of net sales for products was 52.7% and 52.9% for the three and six months ended June 30, 2005, compared to 52.4% and 51.9% for the corresponding period in 2004.

Gross profit as a percentage of net sales for services (including spare parts) was 36.2% and 34.8% for the three and six months ended June 30, 2005, compared to 36.2% and 34.9% for the corresponding period in 2004.

The increase in gross profit reflects continuing benefits from our cost rationalization initiatives, as well as the impact of increased pricing and sales volume leveraging our fixed production costs. These trends were offset in part by higher steel costs.

Research and development and selling, general and administrative expenses

Research and development expenses increased 1% and decreased 1%, in local currencies, during the three and six months ended June 30, 2005, compared to the corresponding periods in 2004. The increase during the quarter and the decrease year to date reflect the timing of projects and significant activity related to our new laboratory product line in 2004.

Selling, general and administrative expenses increased 4% and 6%, in local currencies during the three and six months ended June 30, 2005, compared to the corresponding periods in 2004. This is due in part to sales and marketing investments and increased corporate governance related expenses. The three months ended June 30, 2004 also include $1.2 million ($0.8 million after-tax) of costs related to an investigation into allegations made by an employee with respect to the Company and various company processes.

Interest expense, other charges (income) net, taxes and net earnings

Interest expense was $3.8 million and $7.3 million for the three and six months ended June 30, 2005 and $3.3 million and $6.7 million for the corresponding periods in 2004. The increase is due to higher interest rates in 2005 over the comparable period in 2004 combined with an increase in the Company's borrowings.

Other charges (income), net consists primarily of charges related to interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. For the three and six months ended June 30, 2005, other charges (income), net also includes a $21.8 million charge related to pipette litigation. The Company wrote-off a $19.9 million intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during the three months ended June 30, 2005, which includes damages of $0.6 million. The Company continues to believe that the consequences of the case will not have a material adverse effect on its consolidated financial condition or results of operations. In 2004, the Company had $13.9 million in sales of these third party-manufactured pipettes in the U.S. which had declined 28% since 2001. The Company expects to minimize any impact to its sales and profitability by increasing the sales of its own higher margin pipettes, including those the Company already manufactures and sells outside the United States.

The provision for taxes is based upon our projected annual effective tax rate for the related periods. Our tax rate for the three months ended June 30, 2005 also includes a tax benefit associated with the previously described pipette litigation. Excluding the tax effect of the pipette litigation, the Company's annual effective tax rate is expected to be approximately 30% for 2005.

Net earnings of $18.3 million and $39.1 million during the three and six months ended June 30, 2005, included a one-time $13.1 million charge related to the pipette litigation described above. Net earnings of $28.4 million and $47.0 million during the three and six months ended June 30, 2004 included $0.8 million related to the investigation costs described above. The increase in net earnings excluding these items reflects improved sales volume in 2005 and the benefits from our cost rationalization initiatives.

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

Our Adjusted Operating Income increased 7% and 8% during the three and six months ended June 30, 2005 compared to the corresponding period in 2004 excluding the previous year investigation related costs. These increases reflect improved sales volume in 2005 and the benefits from our cost rationalization initiatives. This performance was achieved while we continued to invest in sales and marketing and our field service infrastructure.

Results of Operations - by Operating Segment

U.S. Operations

	Three months ended June 30			Six months ended June 30
	2005	2004	%1)	2005	2004	%1)
Total Net sales	$150,915	$145,884	3%	$287,578	$274,638	5%
Net sales to external customers	$139,728	$135,170	3%	$265,943	$253,339	5%
Segment profit	$19,234	$17,693	9%	$31,686	$30,312	5%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

The increase in total net sales reflects improved sales to external customers for our retail products for the three months ended June 30, 2005 and continued sales growth for our laboratory-related and industrial-related products for the three and six months ended June 30, 2005.

Segment profit or Adjusted Operating Income increased 9% and 5% for the three and six months ended June 30, 2005 compared to the corresponding period in 2004. The increase was partly due to increased sales volume as well as benefits from our cost rationalization initiatives. For the six months ended June 30, 2005 we also incurred reduced results in our drug discovery business.

Swiss Operations

	Three months ended June 30			Six months ended June 30
	2005	2004	%1)	2005	2004	%1)
Total net sales	$82,448	$78,126	6%	$158,417	$150,641	5%
Net sales to external customers	$22,900	$22,075	4%	$43,537	$45,008	(3)%
Segment profit	$16,221	$14,630	11%	$31,805	$28,115	13%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales in local currency decreased 1% for the three and six month periods ended June 30, 2005. Net sales to external customers in local currency remained flat and decreased 8% for the same periods versus the prior year comparable period. The exit of our third party electronic component product line reduced total net sales by approximately 2% and 3% for the three and six months ended June 30, 2005. The improved sales growth primarily reflects increased external customer sales of laboratory-related and core industrial-related products during the three months ended June 30, 2005 as compared to the first quarter. These results were offset by reduced net sales to external customers of our food retailing products due to significant project activity during the prior year comparable periods.

The increase in segment profit or Adjusted Operating Income primarily reflects benefits from our cost rationalization initiatives as well as favorable changes in foreign currency translation fluctuations.

Western European Operations

	Three months ended June 30			Six months ended June 30
	2005	2004	%1)	2005	2004	%1)
Total net sales	$145,160	$132,301	10%	$281,112	$261,612	7%
Net sales to external customers	$127,039	$118,251	7%	$249,115	$234,735	6%
Segment profit	$10,912	$9,886	10%	$18,129	$16,140	12%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales increased 4% and 2% in local currency for the three and six months ended June 30, 2005. Net sales in local currency to external customers increased 3% and 2% for the three and six month periods compared to the corresponding periods in 2004 primarily due to improved market conditions in the major European economies during the three months ended June 30, 2005, particularly in our laboratory-related and industrial-related products. These increases were partially offset by reduced net sales of our food retailing products and related strong project activity in 2004.

The increase in segment profit or Adjusted Operating Income is principally a result of increased net sales, benefits from our cost rationalization initiatives and favorable currency translation fluctuations.

Chinese Operations

	Three months ended June 30			Six months ended June 30
	2005	2004	%1)	2005	2004	%1)
Total net sales	$43,069	$39,924	8%	$79,156	$73,671	7%
Net sales to external customers	$28,535	$25,775	11%	$50,499	$45,595	11%
Segment profit	$9,508	$7,668	24%	$16,849	$14,097	20%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales in local currency increased 8% and 7% for the three and six months ended June 30, 2005. This reflects an 11% increase in local currency net sales to external customers for the three and six months ended June 30, 2005 as compared to the corresponding periods in 2004. These increases were due to improved sales performance for all product lines, in particular industrial-related products. However, we note the Chinese government has stated it is seeking to slow their economy.

The increase in segment profit or Adjusted Operating Income is primarily due to the continued improvement in sales volume leveraging our fixed production costs.

Other

	Three months ended June 30			Six months ended June 30
	2005	2004	%1)	2005	2004	%1)
Total net sales	$50,618	$43,237	17%	$96,885	$84,552	15%
Net sales to external customers	$50,435	$43,221	17%	$96,703	$84,524	14%
Segment profit	$2,341	$3,004	(22)%	$5,811	$5,801	0%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales and net sales to external customers increased 12% and 10% in local currency for the three and six months ended June 30, 2005 compared to the previous year comparable period. This performance reflects increased sales in our Other Asian Pacific, Eastern European and Other North America markets.

Segment profit or Adjusted Operating Income decreased during the three months ended June 30, 2005 primarily due to the timing of certain expenses and inventory charges incurred during the three months ended June 30, 2005.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions.

Cash provided by operating activities totaled $57.3 million in the six months ended June 30, 2005, compared to $74.9 million in the corresponding period in 2004. The decrease in 2005 resulted principally from $15.2 million of higher payments relating to 2004 performance related compensation incentives (bonus payments) and the timing of accounts payable disbursements which increased $8.6 million in the six months ended June 30, 2005 compared to the corresponding period in 2004. This decrease was partially offset by the improved operating results during the six months ended June 30, 2005 compared to the corresponding period in 2004.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, the terms of certain of our acquisitions provide for possible additional earn-out payments. However, we do not currently believe we will make any material payments relating to such earn-outs.

Capital expenditures are a significant use of funds and are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $11.9 million for the six months ended June 30, 2005 compared to $10.7 million in the corresponding period in 2004. The increase is due primarily to timing however, we expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

Senior Notes and Credit Facility Agreement

Our short-term borrowings and long-term debt consisted of the following at June 30, 2005.

	June 30, 2005
	U.S. dollar	Other principal trading currencies	Total
$150m Senior notes (net of unamortized discount)	$150,361	$-	$150,361
Credit facility	103,047	4,065	107,112

Total long-term debt	253,408	4,065	257,473
Other local arrangements	389	6,807	7,196

Total debt	$253,797	$10,872	$264,669

As of June 30, 2005, we had $184.6 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

The Company spent $73.3 million and $19.6 million on the repurchase of 1,505,900 shares and 458,400 shares at an average price of $48.62 and $42.67 during the six months ended June 30, 2005 and 2004, respectively, as well as an additional $1.4 million during the six month period ended June 30, 2005 relating to the settlement of shares repurchased as of December 31, 2004. See Part II Item 2 regarding details of the share repurchase program for the six months ended June 30, 2005. As of June 30, 2005, 916,253 shares held in treasury were reissued for the exercise of stock options.

As of June 30, 2005, approximately 1.0 million stock options were outstanding that are scheduled to expire in October 2006, including 867,000 stock options held by the Company's Chairman and CEO. These options were granted before the Company's initial public offering in connection with the buy-out from Ciba-Geigy. The Company expects that these options will be exercised before their expiration date. Any purchases under the share repurchase program over this time would operate to offset the dilution from these exercises.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our operating expenses than Swiss franc denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2005, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $1 million in the reported U.S. dollar value of the debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2005, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1 to April 30, 2005	481,100	$47.34	481,100	$146,457
May 1 to May 31, 2005	244,100	$47.11	244,100	$134,952
June 1 to June 30, 2005	252,700	$47.45	252,700	$122,952

Total	977,900	$47.31	977,900	$122,952

The Company has only one share repurchase program. Under this program, announced on February 5, 2004 and November 4, 2004, the Company is authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, and an additional $200 million of equity shares over the two-year period ending December 31, 2006.

The Company spent $73.3 million and $19.6 million on the repurchase of 1,505,900 shares and 458,400 shares at an average price of $48.62 and $42.67 during the six months ended June 30, 2005 and 2004, respectively, as well as an additional $1.4 million during the six month period ended June 30, 2005, relating to the settlement of shares repurchased as of December 31, 2004. As of June 30, 2005, 916,253 shares held in treasury were reissued for the exercise of stock options.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.

The Mettler-Toledo International Inc. annual meeting of stockholders was held on April 27, 2005. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors and the ratification of the appointment of the company's independent auditors.

As of April 27, 2005 there were 43,115,839 shares of common stock entitled to vote at the meeting. The holders of 38,876,647 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

		Withheld
Matter	For	or Against	Abstained
Election of Directors
Robert F. Spoerry	38,133,483	743,164
Francis A. Contino	38,800,674	75,913
John T. Dickson	38,724,799	151,848
Philip H. Geier	38,524,679	351,968
John D. Macomber	38,734,653	141,994
Hans Ulrich Maerki	36,314,884	2,561,763
George M. Milne	38,803,404	73,243
Thomas P. Salice	38,737,068	139,579

Appointment of Independent Auditors	38,752,805	115,096	8,746

Item 5. Other information. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	32	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K

	Date Furnished or Filed	Item Reported

	July 28, 2005	Press release announcing second quarter 2005 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mettler-Toledo International Inc.

Date: July 29, 2005	By: /s/ William P. Donnelly

William P. Donnelly
Group Vice President and
Chief Financial Officer