Form 10-Q
period 2005-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2005-11-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

Commission File Number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

The Registrant had 41,558,084 shares of Common Stock outstanding at September 30, 2005.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2005 and 2004
(In thousands, except share data)

	September 30,	September 30,
	2005	2004

	(unaudited)	(unaudited)

Net sales
Products	$280,749	$262,055
Service	84,679	79,993

Total net sales	365,428	342,048
Cost of sales
Products	132,121	125,125
Service	54,301	51,168

Gross profit	179,006	165,755

Research and development	19,315	20,190
Selling, general and administrative	108,777	104,683
Amortization	2,816	2,925
Interest expense	4,006	2,909
Other charges (income), net	(249)	(135)

Earnings before taxes	44,341	35,183
Provision for taxes	18,723	10,555

Net earnings	$25,618	$24,628

Basic earnings per common share:
Net earnings	$0.61	$0.56
Weighted average number of common shares	41,786,186	44,320,477

Diluted earnings per common share:
Net earnings	$0.60	$0.54
Weighted average number of common shares	42,893,530	45,520,086

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2005 and 2004
(In thousands, except share data)

	September 30,	September 30,
	2005	2004

	(unaudited)	(unaudited)

Net sales
Products	$820,728	$771,738
Service	250,497	233,511

Total net sales	1,071,225	1,005,249
Cost of sales
Products	386,648	370,189
Service	162,351	151,110

Gross profit	522,226	483,950

Research and development	61,053	61,009
Selling, general and administrative	323,209	302,512
Amortization	8,615	8,629
Interest expense	11,286	9,647
Other charges (income), net	20,996	(231)

Earnings before taxes	97,067	102,384
Provision for taxes	32,357	30,716

Net earnings	$64,710	$71,668

Basic earnings per common share:
Net earnings	$1.53	$1.61
Weighted average number of common shares	42,427,364	44,449,189

Diluted earnings per common share:
Net earnings	$1.49	$1.57
Weighted average number of common shares	43,573,821	45,702,557

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(In thousands, except share data)

	September 30,	December 31,
	2005	2004

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,396	$67,176
Trade accounts receivable, less allowances of $9,568 at September 30, 2005 and $9,759 at December 31, 2004	250,588	271,097
Inventories	152,379	156,539
Current deferred tax assets, net	29,760	27,487
Other current assets and prepaid expenses	26,232	30,058

Total current assets	553,355	552,357
Property, plant and equipment, net	218,075	242,709
Goodwill	425,271	433,675
Other intangible assets, net	104,713	126,506
Non-current deferred tax assets, net	72,585	72,847
Other non-current assets	49,416	51,978

Total assets	$1,423,415	$1,480,072

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$70,581	$85,129
Accrued and other liabilities	76,117	90,466
Accrued compensation and related items	76,931	74,678
Deferred revenue and customer prepayments	34,557	26,176
Taxes payable	70,471	59,556
Current deferred tax liabilities	5,683	5,328
Short-term borrowings	4,388	6,913

Total current liabilities	338,728	348,246
Long-term debt	223,990	196,290
Non-current deferred tax liabilities	77,907	81,927
Other non-current liabilities	124,977	132,723

Total liabilities	765,602	759,186

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,780,211 shares; outstanding 41,558,084 and 43,366,139 shares
at September 30, 2005 and December 31, 2004, respectively	448	448
Additional paid-in capital	491,990	491,784
Treasury stock at cost (3,227,927 shares at September 30, 2005 and 1,414,072 shares at December 31, 2004)	(156,539)	(67,404)
Retained earnings	351,473	293,093
Accumulated other comprehensive income (loss)	(29,559)	2,965

Total shareholders' equity	657,813	720,886

Total liabilities and shareholders' equity	$1,423,415	$1,480,072

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
 Nine months ended September 30, 2005 and 2004
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2004	43,366,139	$448	$491,784	$(67,404)	$293,093	$2,965	$720,886
Exercise of stock options	373,745	-	176	17,605	(6,330)	-	11,451
Repurchases of common stock	(2,181,800)	-	-	(106,740)	-	-	(106,740)
Tax benefit resulting from exercise of
certain employee stock options	-	-	30	-	-	-	30
Comprehensive income:
Net earnings	-	-	-	-	64,710	-	64,710
Change in currency translation adjustment	-	-	-	-	-	(32,524)	(32,524)

Comprehensive income	-	-	-	-	-	-	32,186

Balance at September 30, 2005	41,558,084	$448	$491,990	$(156,539)	$351,473	$(29,559)	$657,813

Balance at December 31, 2003	44,582,017	$446	$471,628	$-	$200,216	$(18,294)	$653,996
Exercise of stock options	471,985	2	3,982	12,361	(5,446)	-	10,899
Repurchases of common stock	(1,349,400)	-	-	(60,095)	-	-	(60,095)
Comprehensive income:
Net earnings	-	-	-	-	71,668	-	71,668
Change in currency translation adjustment	-	-	-	-	-	(2,666)	(2,666)

Comprehensive income	-	-	-	-	-	-	69,002

Balance at September 30, 2004	43,704,602	$448	$475,610	$(47,734)	$266,438	$(20,960)	$673,802

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine months ended September 30, 2005 and 2004
(In thousands)

	September 30,	September 30,
	2005	2004

	(unaudited)	(unaudited)

Cash flows from operating activities:
Net earnings	$64,710	$71,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,458	19,639
Amortization	8,615	8,629
Deferred Taxes	(5,108)	(346)
Other	19,806	202
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	5,557	5,563
Inventories	(5,730)	(4,510)
Other current assets	961	1,065
Trade accounts payable	(9,243)	(7,379)
Taxes payable	13,412	4,165
Accruals and other	5,151	23,233

Net cash provided by operating activities	117,589	121,929

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	874	1,715
Purchase of property, plant and equipment	(21,046)	(17,517)
Acquisitions	(3,984)	(2,287)

Net cash used in investing activities	(24,156)	(18,089)

Cash flows from financing activities:
Proceeds from borrowings	159,318	68,345
Repayments of borrowings	(130,705)	(114,683)
Proceeds from exercise of stock options	11,451	10,899
Repurchases of common stock	(108,131)	(60,095)

Net cash used in financing activities	(68,067)	(95,534)

Effect of exchange rate changes on cash and cash equivalents	1,854	626

Net increase in cash and cash equivalents	27,220	8,932

Cash and cash equivalents:
Beginning of period	67,176	45,116

End of period	$94,396	$54,048

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT SEPTEMBER 30, 2005 - Unaudited
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

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 should be read in conjunction with the December 31, 2004 and 2003 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

Inventories consisted of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004

Raw materials and parts	$77,718	$73,607
Work in progress	21,469	32,323
Finished goods	53,192	50,609

	$152,379	$156,539

Other Intangible Assets

Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The Company assesses the initial acquisition of intangible assets and the continued accounting for previously recognized intangible assets and goodwill in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets."

Other intangible assets consisted of the following at September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004

	Gross Amount	Accumulated amortization	Gross Amount	Accumulated amortization

Customer relationships	$72,204	$(6,622)	$71,329	$(5,216)
Proven technology and patents	28,611	(12,920)	28,651	(11,655)
Tradename (finite life)	1,438	(432)	1,499	(441)
Tradename (indefinite life)	22,434	-	22,434	-
Intellectual property license (indefinite life)	-	-	19,905	-

	$124,687	$(19,974)	$143,818	$(17,312)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.2 million for each of the next five years. The Company had amortization expense associated with the above intangible assets of $3.1 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively.

As of December 31, 2004, the Company's intangible assets included a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license was previously subject to litigation with the grantor and on June 6, 2005 the Company was ordered to pay $0.6 million in damages and the respective intellectual property license was terminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets (continued)

Due to the cancellation of the license, the Company has concluded that the intangible asset has no future benefit and as such during the second quarter has written-off the total value of the asset, $19.9 million ($12 million after tax). This charge has been included as a component of Other charges (income), net within the Statement of Operations. See further discussion within Note 8, Other Charges (Income), Net.

During the third quarter, the Company has appealed the trial court decision. The Company believes that the consequences of the case will not have a material adverse effect on its consolidated financial condition or results of operations. In 2004, the Company had $13.9 million in sales of these third party-manufactured pipettes in the U.S. which had declined 28% since 2001. The Company expects to minimize any impact to its sales and profitability by increasing the sales of its own higher margin pipettes, including those the Company already manufactures and sells outside the United States.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings:
As reported	$25,618	$24,628	$64,710	$71,668
Compensation expense	(1,516)	(1,820)	(4,931)	(5,524)

Pro forma	$24,102	$22,808	$59,779	$66,144

Basic earnings per common share:
As reported	$0.61	$0.56	$1.53	$1.61
Compensation expense	(0.04)	(0.04)	(0.12)	(0.12)

Pro forma	$0.57	$0.52	$1.41	$1.49

Weighted average number of common shares	41,786,186	44,320,477	42,427,364	44,449,189

Diluted earnings per common share:
As reported	$0.60	$0.54	$1.49	$1.57
Compensation expense	(0.04)	(0.04)	(0.11)	(0.12)

Pro forma	$0.56	$0.50	$1.38	$1.45

Weighted average number of common shares	42,747,626	45,422,386	43,412,191	45,529,322

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

The Company's accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheet. Changes to the Company's accrual for product warranties for the nine months ended September 30 are as follows:

	2005	2004

Balance at beginning of period	$10,483	$10,121
Accruals for warranties	8,808	8,817
Foreign currency translation	(634)	(78)
Payments / utilizations	(9,336)	(9,608)

Balance at end of period	$9,321	$9,252

Research and Development

Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("APB25"), "Accounting for Stock Issued to Employees." SFAS 123R requires public companies to recognize the cost of employee services received in exchange for an award (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. Disclosure of the effect of expensing the fair value of equity compensation is currently required under SFAS 123 (see Stock Based Compensation within Footnote 2) by continuing to apply the guidance in APB25. On April 15, 2005, the Securities and Exchange Commission issued a release that delayed the implementation of SFAS 123R to annual periods beginning after June 15, 2005. The Company has assessed the impact of adopting SFAS 123R in 2006. Based upon existing information, the Company estimates its share based compensation arrangements will reduce 2006 net income between $5 million and $6 million or approximately $0.13 per share.

3. INCOME TAXES

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

As a result of the Jobs Act, the Company intends to repatriate approximately $400 million of cash by December 31, 2005 that has been generated over time by its foreign operations of which approximately $160 million was repatriated during the quarter ended September 30, 2005. As a result of this planned repatriation, the Company recorded additional income tax expense during the quarter ended September 30, 2005 of $13.1 million. This amount reflects the federal tax impact in the United States (including certain state taxes) of $12.3 million, foreign withholding taxes of $2.0 million and a net decrease of $1.2 million of deferred tax liabilities associated with the reassessment of pre-existing and future dividend repatriations.

In addition, during the quarter ended September 30, 2005 the Company recorded tax benefits of $7.7 million related to the favorable resolution of certain tax matters. The net impact of the items described above has increased the effective tax rate for the three months ended September 30, 2005 to 42.2%.

The Company currently benefits from tax holidays in certain jurisdictions. These holidays expire at various dates in the future, and may or may not be renewable. Management does not believe that potential changes in tax benefits from existing tax holidays will have a material adverse effect on the Company's financial condition or results of operations.

4. BUSINESS COMBINATIONS

The Company spent approximately $4 million during the nine months ended September 30, 2005 on acquisitions. Goodwill recognized in connection with these acquisition payments totaled $1.6 million. The Company accounted for the acquisition payments using the purchase method of accounting.

The terms of certain of our acquisitions provide for possible additional earn-out payments. The Company does not currently believe we will make any material payments relating to such earn-outs. However, any additional earn-out payments incurred will be treated as additional purchase price, accounted for using the purchase method of accounting and classified as additional goodwill.

5. TREASURY STOCK

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

The Company spent $106.7 million and $60.1 million on the repurchase of 2,181,800 shares and 1,349,400 shares at an average price of $48.89 and $44.50 during the nine months ended September 30, 2005 and 2004, respectively, as well as an additional $1.4 million during the nine month period ended September 30, 2005 relating to the settlement of shares repurchased as of December 31, 2004. See Part II Item 2 regarding details of the share repurchase program for the nine months ended September 30, 2005. The Company reissued 367,945 shares and 282,891 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, approximately 1.0 million stock options were outstanding that are scheduled to expire in October 2006, including 867,000 stock options held by the Company's Chairman and CEO. These options were granted before the Company's initial public offering in connection with the buy-out from Ciba-Geigy. The Company expects that these options will be exercised before their expiration date. Any purchases under the share repurchase program described above would offset the dilution from these future option exercises.

6. EARNINGS PER COMMON SHARE

In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average common shares outstanding for the three and nine month periods ended September 30, relating to outstanding stock options.

	2005	2004

Three months ended	1,107,344	1,199,609
Nine months ended	1,146,457	1,253,368

Outstanding options to purchase 0 and 1,140,450 shares of common stock for the three month periods ended September 30, 2005 and 2004, respectively, and options to purchase 169,500 and 998,417 shares of common stock for the nine month periods ended September 30, 2005 and 2004, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options would be anti-dilutive.

7. NET PERIODIC BENEFIT COST

Net periodic cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement benefits

	2005	2004	2005	2004	2005	2004

Service cost, net	$158	$127	$3,099	$3,566	$52	$42
Interest cost on projected benefit obligations	1,507	1,516	4,151	4,440	357	407
Expected return on plan assets	(1,903)	(1,598)	(5,317)	(5,512)	-	-
Medicare Prescription Drug Plan	-	-	-	-	-	(233)
Recognition of actuarial losses (gains)	601	569	(387)	(414)	(239)	(121)

Net periodic pension cost	$363	$614	$1,546	$2,080	$170	$95

Net periodic cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement benefits

	2005	2004	2005	2004	2005	2004

Service cost, net	$476	$380	$10,241	$10,912	$158	$195
Interest cost on projected benefit obligations	4,523	4,547	12,988	12,825	1,073	1,333
Expected return on plan assets	(5,709)	(4,792)	(16,555)	(15,976)	-	-
Medicare Prescription Drug Plan	-	-	-	-	-	(233)
Recognition of actuarial losses (gains)	1,805	1,709	(912)	(1,221)	(719)	(545)

Net periodic pension cost	$1,095	$1,844	$5,762	$6,540	$512	$750

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2004, the Company expects to make normal employer pension contributions of approximately $11.9 million to its non-U.S. defined benefit pension plans and $2.8 million to its U.S. post-retirement medical plan during the year ended December 31, 2005.

8. OTHER CHARGES (INCOME), NET

Other charges (income), net consists primarily of charges related to interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

For the nine months ended September 30, 2005, other charges (income), net includes a $21.8 million charge related to pipette litigation. In June of 2005, the Company wrote-off a non-cash $19.9 million ($12 million after-tax) intangible asset relating to an intellectual property license that was subject to litigation with the grantor which is included as a component of Other and Deferred taxes in the interim consolidated statements of cash flows. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during the three months ended June 30, 2005, which includes damages of $0.6 million due to the grantor.

9. SEGMENT REPORTING

As disclosed in Note 16 to the Company's consolidated financial statements for the year ending December 31, 2004, operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has updated the geographic aggregation of its segments as of March 31, 2005 and has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. Prior year segment information has been restated to conform with the current period presentation.

The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses before amortization, interest expense and other charges).

The following tables show the operations of the Company's operating segments:

For the three months ended September 30, 2005	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill

U.S. Operations	$144,363	$12,684	$157,047	$22,438	$272,781
Swiss Operations	20,707	54,582	75,289	14,356	22,920
Western European Operations	118,973	17,307	136,280	8,833	109,356
Chinese Operations	31,569	15,273	46,842	10,916	1,828
Other (a)	49,816	55	49,871	3,741	18,386
Eliminations and Corporate (b)	-	(99,901)	(99,901)	(9,370)	-

Total	$365,428	$-	$365,428	$50,914	$425,271

For the nine months ended September 30, 2005	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit

U.S. Operations	$410,306	$34,319	$444,625	$54,124
Swiss Operations	64,244	169,462	233,706	46,161
Western European Operations	368,088	49,304	417,392	26,962
Chinese Operations	82,067	43,930	125,997	27,765
Other (a)	146,520	237	146,757	9,552
Eliminations and Corporate (b)	-	(297,252)	(297,252)	(26,600)

Total	$1,071,225	$-	$1,071,225	$137,964

Footnotes on the following page

9. SEGMENT REPORTING (Continued)

For the three months ended September 30, 2004	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit	Goodwill

U.S. Operations	$136,101	$13,504	$149,605	$21,528	$270,292
Swiss Operations	21,497	53,993	75,490	14,156	23,214
Western European Operations	111,758	13,154	124,912	5,249	111,670
Chinese Operations	27,422	13,676	41,098	9,338	1,792
Other (a)	45,270	57	45,327	3,015	17,242
Eliminations and Corporate (b)	-	(94,384)	(94,384)	(12,404)	-

Total	$342,048	$-	$342,048	$40,882	$424,210

For the nine months ended September 30, 2004	Net sales to external customers	Net sales to other segments	Total net sales	Segment profit

U.S. Operations	$389,440	$34,803	$424,243	$51,840
Swiss Operations	66,505	159,626	226,131	42,271
Western European Operations	346,493	40,031	386,524	21,389
Chinese Operations	73,017	41,752	114,769	23,435
Other (a)	129,794	85	129,879	8,816
Eliminations and Corporate (b)	-	(276,297)	(276,297)	(27,322)

Total	$1,005,249	$-	$1,005,249	$120,429

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company's reportable operating segments.
(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company's operating segments.

A reconciliation of Adjusted Operating Income, or Segment Profit, to net earnings for the three and nine months ended September 30 follows:

	Three months ended		Nine months ended

	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Adjusted operating income	$50,914	$40,882	$137,964	$120,429
Amortization	2,816	2,925	8,615	8,629
Interest expense	4,006	2,909	11,286	9,647
Other charges, net	(249)	(135)	20,996	(231)
Provision for taxes	18,723	10,555	32,357	30,716

Net earnings	$25,618	$24,628	$64,710	$71,668

10. RELATED PARTY TRANSACTIONS

As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the three and nine months ended September 30, 2005 and 2004, the Company made lease payments in respect of this agreement of $0.6 million and $0.5 million, respectively, and $1.9 million and $1.6 million, respectively. In addition, Rainin purchased certain products from its former owner. During both the three and nine months ended September 30, 2004, the volume of these purchases was $0.2 million. The agreement to purchase these products was terminated during the third quarter of 2004. This termination did not have a material impact on the Company's consolidated financial statements. All of the Company's transactions with the former owner of Rainin were in the normal course of business.

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

General

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Results of Operations - Consolidated

The following table sets forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,

	2005		2004		2005		2004
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales
Products	$280,749	100.0	$262,055	100.0	$820,728	100.0	$771,738	100.0
Service	84,679	100.0	79,993	100.0	250,497	100.0	233,511	100.0

Total net sales	365,428	100.0	342,048	100.0	1,071,225	100.0	1,005,249	100.0

Gross profit
Products	148,628	52.9	136,930	52.3	434,080	52.9	401,549	52.0
Service	30,378	35.9	28,825	36.0	88,146	35.2	82,401	35.3

Total gross profit	179,006	49.0	165,755	48.5	522,226	48.8	483,950	48.1

Research and development	19,315	5.3	20,190	5.9	61,053	5.7	61,009	6.0
Selling, general and administrative	108,777	29.8	104,683	30.6	323,209	30.2	302,512	30.1

Adjusted operating income	50,914	13.9	40,882	12.0	137,964	12.9	120,429	12.0

Amortization	2,816	0.8	2,925	0.9	8,615	0.8	8,629	0.8
Interest expense	4,006	1.1	2,909	0.8	11,286	1.1	9,647	1.0
Other charges (income), net (a)	(249)	(0.1)	(135)	(0.0)	20,996	2.0	(231)	(0.0)

Earnings before taxes	44,341	12.1	35,183	10.3	97,067	9.0	102,384	10.2

Provision for taxes	18,723	5.1	10,555	3.1	32,357	3.0	30,716	3.1

Net earnings	$25,618	7.0	$24,628	7.2	$64,710	6.0	$71,668	7.1

Note:

(a)	Other charges (income), net during the nine months ended September 30, 2005 includes a $21.8 million ($13.1 million after-tax) one-time pipette litigation charge related to a $19.9 million ($12 million after-tax) non-cash write-off of an intellectual property license and $1.9 million ($1.1 million after-tax) of related legal costs as disclosed in Notes 2 and 8.

Net sales

Net sales were $365.4 million and $1,071.2 million, respectively, for the three and nine months ended September 30, 2005, compared to $342.0 million and $1,005.2 million for the corresponding periods in 2004. This represents an increase in U.S. dollars of 7% for both the three and nine months ended September 30, 2005, of which 0% and 2% was due to currency exchange rate fluctuations for the three and nine month periods then ended.

During the three and nine months ended September 30, 2005, our net sales by geographic destination excluding the effect of currency exchange rate fluctuations, or in local currencies, increased by 5% in the Americas, by 7% and 3% in Europe and by 11% and 10% in Asia/Rest of World. A discussion of sales by operating segment is included below.

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

Net sales of products increased in U.S. dollars by 7% and 6% during the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004, of which 1% was due to currency exchange rate fluctuations for the nine month period then ended. Service revenue (including spare parts) increased in U.S. dollars by 6% and 7% during the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004, of which 1% and 2% were due to currency exchange rate fluctuations for the three and nine month periods then ended, respectively.

Net sales for our laboratory-related products increased 3% in local currencies during the three and nine months ended September 30, 2005, principally driven by continued growth in our drug discovery instruments. We also experienced growth in process analytics and analytical instruments during the three months ended September 30, 2005. Our sales growth of laboratory-related products was also reduced by approximately 1% for the three and nine months ended September 30, 2005 due to the exit of our third party electronic component sales.

Net sales of our industrial-related products increased 9% and 7% in local currencies, respectively, for the three and nine months ended September 30, 2005. We experienced increased transportation and logistics project activity, as well as continued sales growth in our core industrial and product inspection products.

In our food retailing markets, net sales increased 14% and 3% in local currencies, respectively, during the three months and nine months ended September 30, 2005. The increase for the three months ended September 30, 2005 is due to increased sales across all geographic regions particularly in the U.S. and Europe related to strong project activity. Retail sales also continue to experience improved sales growth of our in-store retail item management software solutions.

Gross profit

Gross profit as a percentage of net sales was 49.0% and 48.8% for the three and nine months ended September 30, 2005, compared to 48.5% and 48.1% for the corresponding periods in 2004.

Gross profit as a percentage of net sales for products was 52.9% for both the three and nine months ended September 30, 2005, compared to 52.3% and 52.0% for the corresponding period in 2004.

Gross profit as a percentage of net sales for services (including spare parts) was 35.9% and 35.2% for the three and nine months ended September 30, 2005, compared to 36.0% and 35.3% for the corresponding period in 2004.

The increase in gross profit reflects benefits from our sales volume, leveraging our fixed production costs, as well as the impact of increased pricing. These trends were offset in part by unfavorable product mix.

Research and development and selling, general and administrative expenses

Research and development expenses decreased 4% and 2%, in local currencies, during the three and nine months ended September 30, 2005, compared to the corresponding periods in 2004. The decrease reflects the timing of projects in the prior year comparable period, as well as our desire to reallocate research and development resources to marketing.

Selling, general and administrative expenses increased 4% and 5%, in local currencies during the three and nine months ended September 30, 2005, compared to the corresponding periods in 2004. This is due in part to sales and marketing investments in China as well as other promotional activities. The three and nine months ended September 30, 2004 also includes $2.7 million ($1.9 million after-tax) and $3.9 million ($2.7 million after-tax) of costs related to an investigation into allegations made by an employee with respect to the Company and various company processes.

Interest expense, other charges (income) net, taxes and net earnings

Interest expense was $4.0 million and $11.3 million for the three and nine months ended September 30, 2005 and $2.9 million and $9.6 million for the corresponding periods in 2004. The increase is due to higher interest rates in 2005 over the comparable period in 2004 combined with an increase in the Company's borrowings.

Other charges (income), net consists primarily of charges related to interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. For the nine months ended September 30, 2005, other charges (income), net also includes a $21.8 million charge related to pipette litigation. The Company wrote-off a $19.9 million intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during the three months ended June 30, 2005, which includes damages of $0.6 million. During the third quarter, the Company has appealed the trial court decision. The Company believes that the consequences of the case will not have a material adverse effect on its consolidated financial condition or results of operations. In 2004, the Company had $13.9 million in sales of these third party-manufactured pipettes in the U.S. which had declined 28% since 2001. The Company expects to minimize any impact to its sales and profitability by increasing the sales of its own higher margin pipettes, including those the Company already manufactures and sells outside the United States.

The provision for taxes is based upon our projected annual effective tax rate for the related periods. During the three months ended September 30, 2005 the Company recorded two tax items discrete to the quarter consisting of a charge of approximately $13.1 million relating to the impact of earnings repatriation associated with the American Jobs Creation Act of 2004 (net of certain benefits associated with the reduction of previously established deferred liabilities on remitted earnings), and a tax benefit of approximately $7.7 million relating to the favorable resolution of certain tax matters. Our tax rate for the nine months ended September 30, 2005 also includes a tax benefit associated with the previously described pipette litigation. Excluding the tax effects of the previously described earnings repatriation, tax audit settlements and pipette litigation, the Company's annual effective tax rate is currently expected to be approximately 30% for 2005. Including these items, the Company's annual effective tax rate is currently estimated at 32.1%.

Net earnings were $25.6 million and $64.7 million during the three and nine months ended September 30, 2005. The three months ended September 30, 2005 included a net $5.4 million expense related to the two tax items described above. The nine months ended September 30, 2005 also included a one-time $13.1 million charge related to the pipette litigation described above. Net earnings of $24.6 million and $71.7 million during the three and nine months ended September 30, 2004 included $1.9 million and $2.7 million, respectively, related to the investigation costs described above. The increase in net earnings excluding these items reflects improved sales volume in 2005 and the benefits from our cost rationalization initiatives.

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

Our Adjusted Operating Income increased 17% and 11% during the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004 excluding the previous year investigation related costs. These increases reflect improved sales volume in 2005 and the benefits from our cost rationalization initiatives. This performance was achieved while we continued to invest in sales and marketing and our field service infrastructure.

Results of Operations - by Operating Segment

U.S. Operations

	Three months ended September 30			Nine months ended September 30
	2005	2004	%1)	2005	2004	%1)
Total Net sales	$157,047	$149,605	5%	$444,625	$424,243	5%
Net sales to external customers	$144,363	$136,101	6%	$410,306	$389,440	5%
Segment profit	$22,438	$21,528	4%	$54,124	$51,840	4%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

The increase in total net sales reflects improved sales to external customers across most product lines for the nine months ended September 30, 2005. Net sales growth to external customers for the three months ended September 30, 2005 also included particularly strong results in our retail products due to significant project activity as well as continued growth of our in-store retail item management software.

Segment profit or Adjusted Operating Income increased 4% for the three and nine months ended September 30, 2005 compared to the corresponding periods in 2004. The increase was primarily due to increased sales volume offset in part by unfavorable product mix. We also continue to experience losses in our drug discovery business.

Swiss Operations

	Three months ended September 30			Nine months ended September 30
	2005	2004	%1)	2005	2004	%1)
Total net sales	$75,289	$75,490	0%	$233,706	$226,131	3%
Net sales to external customers	$20,707	$21,497	(4)%	$64,244	$66,505	(3)%
Segment profit	$14,356	$14,156	1%	$46,161	$42,271	9%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales in local currency increased 1% and 0% for the three and nine month periods ended September 30, 2005, respectively. Net sales to external customers in local currency decreased 2% and 6% for the same periods versus the prior year comparable period. The exit of our third party electronic component product line reduced total net sales by approximately 2% for both the three and nine months ended September 30, 2005. The decrease in sales to external customers relates primarily to a reduction in laboratory-related sales due to significant project activity during the prior year comparable periods. This decrease was partially offset by an increase in our food retailing products due to significant project activity during the three months ended September 30, 2005.

The increase in segment profit or Adjusted Operating Income primarily reflects benefits from our cost rationalization initiatives as well as favorable changes in foreign currency translation fluctuations.

Western European Operations

	Three months ended September 30			Nine months ended September 30
	2005	2004	%1)	2005	2004	%1)
Total net sales	$136,280	$124,912	9%	$417,392	$386,524	8%
Net sales to external customers	$118,973	$111,758	6%	$368,088	$346,493	6%
Segment profit	$8,833	$5,249	68%	$26,962	$21,389	26%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 10% and 5% in local currency for the three and nine months ended September 30, 2005. Net sales in local currency to external customers increased 7% and 3% for the three and nine month periods compared to the corresponding periods in 2004 primarily due to improved market conditions in the major European economies. Sales growth was particularly strong in our industrial-related and food retailing products. We also experienced improved growth in our laboratory-related products during the three months ended September 30, 2005.

The increase in segment profit or Adjusted Operating Income is principally a result of increased net sales, benefits from our cost rationalization initiatives and favorable currency translation fluctuations.

Chinese Operations

	Three months ended September 30			Nine months ended September 30
	2005	2004	%1)	2005	2004	%1)
Total net sales	$46,842	$41,098	14%	$125,997	$114,769	10%
Net sales to external customers	$31,569	$27,422	15%	$82,067	$73,017	12%
Segment profit	$10,916	$9,338	17%	$27,765	$23,435	18%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales in local currency increased 13% and 9% for the three and nine months ended September 30, 2005. This reflects a 13% and 12% increase in local currency net sales to external customers for the three and nine months ended September 30, 2005 as compared to the corresponding periods in 2004. These increases were due to continued sales growth for all product lines, in particular industrial-related products. However, we note the Chinese government has stated it is seeking to slow their economy.

The increase in segment profit or Adjusted Operating Income is primarily due to the continued improvement in sales volume and leveraging our fixed production costs.

Other

	Three months ended September 30			Nine months ended September 30
	2005	2004	%1)	2005	2004	%1)
Total net sales	$49,871	$45,327	10%	$146,757	$129,879	13%
Net sales to external customers	$49,816	$45,270	10%	$146,520	$129,794	13%
Segment profit	$3,741	$3,015	24%	$9,552	$8,816	8%

1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales and net sales to external customers increased 7% and 9% in local currency for the three and nine months ended September 30, 2005 compared to the previous year comparable period. This performance reflects increased sales in our Other Asian Pacific, Eastern European and Other North American markets.

Segment profit or Adjusted Operating Income increased during the three months ended September 30, 2005 primarily due to the continued improvement in sales volume and our cost rationalization initiatives.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions. In 2005, we have also increased our debt balance in Europe and our cash balance in the United States as a result of our foreign earnings repatriation associated with the American Jobs Creation Act of 2004.

Cash provided by operating activities totaled $117.6 million in the nine months ended September 30, 2005, compared to $121.9 million in the corresponding period in 2004. The decrease in 2005 resulted principally from approximately $15 million of higher payments relating to 2004 performance related compensation incentives (bonus payments) in the nine months ended September 30, 2005 compared to the corresponding period in 2004. This decrease was partially offset by the improved operating results during the nine months ended September 30, 2005 compared to the corresponding period in 2004.

The Company spent approximately $4 million on acquisitions during the nine months ended September 30, 2005. We continue to explore other potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, the terms of certain of our acquisitions provide for possible additional earn-out payments. However, we do not currently believe we will make any material payments relating to such earn-outs.

Capital expenditures are a significant use of funds and are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $21.0 million for the nine months ended September 30, 2005 compared to $17.5 million in the corresponding period in 2004. The increase is due primarily to timing. However, we expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

Senior Notes and Credit Facility Agreement

Our short-term borrowings and long-term debt consisted of the following at September 30, 2005.

	September 30, 2005
	U.S. dollar	Other principal trading currencies	Total
$150m Senior notes (net of unamortized discount)	$149,840	$-	$149,840
Credit facility	-	74,150	74,150

Total long-term debt	149,840	74,150	223,990
Other local arrangements	206	4,182	4,388

Total debt	$150,046	$78,332	$228,378

As of September 30, 2005, we had $217.0 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements. However, the Company is currently in negotiation to refinance and amend the existing revolving credit agreement in order to provide greater flexibility. This agreement would increase the borrowing capacity from $300 million to $450 million while the other terms of the facility are not expected to change significantly. The Company expects to enter into the amended agreement during the fourth quarter of 2005.

Share repurchase program

On February 5, 2004, the Company announced a share repurchase program, commencing with an initial buyback of up to $100 million over the two-year period ending December 31, 2005. In November 2004, in addition to the $100 million buyback amount, the Company's Board of Directors approved an additional buyback of up to $200 million under its share repurchase program over the two-year period ending December 31, 2006. Our share repurchases are expected to be funded from cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.

The Company spent $106.7 million and $60.1 million on the repurchase of 2,181,800 shares and 1,349,400 shares at an average price of $48.89 and $44.50 during the nine months ended September 30, 2005 and 2004, respectively, as well as an additional $1.4 million during the nine month period ended September 30, 2005 relating to the settlement of shares repurchased as of December 31, 2004. See Part II Item 2 regarding details of the share repurchase program for the nine months ended September 30, 2005. The Company reissued 367,945 shares and 282,891 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2005 and 2004, respectively.

As of September 30, 2005, approximately 1.0 million stock options were outstanding that are scheduled to expire in October 2006, including 867,000 stock options held by the Company's Chairman and CEO. These options were granted before the Company's initial public offering in connection with the buy-out from Ciba-Geigy. The Company expects that these options will be exercised before their expiration date. Any purchases under the share repurchase program described above would operate to offset the dilution from these option exercises.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2005, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $8.7 million in the reported U.S. dollar value of the debt.

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

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption, "Factors affecting our future operating results" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2005	203,900	$47.31	203,900	$113,301
August 1 to August 31, 2005	241,000	$50.71	241,000	$101,072
September 1 to September 30, 2005	231,000	$50.19	231,000	$89,471

Total	675,900	$49.51	675,900	$89,471

The Company has only one share repurchase program. Under this program, announced on February 5, 2004 and November 4, 2004, the Company is authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, and an additional $200 million of equity shares over the two-year period ending December 31, 2006.

The Company spent $106.7 million and $60.1 million on the repurchase of 2,181,800 shares and 1,349,400 shares at an average price of $48.89 and $44.50 during the nine months ended September 30, 2005 and 2004, respectively, as well as an additional $1.4 million during the nine month period ended September 30, 2005, relating to the settlement of shares repurchased as of December 31, 2004. The Company reissued 367,945 shares and 282,891 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2005 and 2004, respectively.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	32	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K

	Date Furnished or Filed	Item Reported

	November 3, 2005	Press release announcing third quarter 2005 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mettler-Toledo International Inc.

Date: November 4, 2005	By: /s/ William P. Donnelly

William P. Donnelly
Group Vice President and
Chief Financial Officer