Form 10-K
period 2005-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2006-02-21
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 1-13595

Mettler-Toledo International Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3668641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.) (Zip Code)
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
NONE

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes ☐         No ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Act).    Yes ☐         No ☑
     As of February 1, 2006 there were 41,242,371 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant on June 30, 2005 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2005) was approximately $1.9 billion. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated

Proxy Statement for 2006 Annual Meeting of Shareholders	Part III

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2005

DISCLAIMER
      Some of the statements in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth opportunities in both developed markets and emerging markets, impact of inflation, currency and interest rate fluctuations, planned research and development efforts, product introductions and innovation, manufacturing capacity, adequacy of facilities, anticipated customer spending pattern and levels, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, effect of changes in internal control over financial reporting, research and development expenditures, competitors’ product development, levels of competitive pressure, expected capital expenditures, future cash sources and requirements, liquidity, value of inventories, impact of long term incentive plans, expected pension and other benefits contributions and payments, expected tax treatment and assessment, impact of taxes and changes in tax benefits, expected compliance with laws, changes in laws and regulations, impact of environmental costs, expected trading volume and value of stocks and options, impact of issuance of preferred stock, expected cost savings, impact of legal proceedings, satisfaction of contractual obligations by counterparties, benefits and other effects of completed or future acquisitions, which involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.
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
      We are a leading global supplier of precision instruments and services. We are the world’s largest manufacturer of weighing instruments for use in laboratory, industrial, product inspection, transportation and logistics and food retailing applications. We also hold top-three market positions in several related analytical instruments, and are a leading provider of automated chemistry systems used in drug and chemical compound discovery and development. In addition, we are the world’s largest manufacturer and marketer of metal detection and other end-of-line inspection systems used in production and packaging, and hold a leading position in certain process analytics applications.
      Our business is geographically diversified, with sales in 2005 derived 42% from Europe, 41% from North and South America and 17% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
      Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in November 1997. In November 2001, we acquired Rainin Instrument, a leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications.
Business Segments
      We updated the geographic aggregation of our segments as of March 31, 2005 and have determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. Prior year segment information has been restated to conform with the current period presentation. See Note 16 to the audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations — by Operating Segment” for detailed results by segment and geographic region.
      We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and principal services are set forth below. Given the inherently global nature of our business, the following description of our products, customers and distribution, sales and services, research and development, manufacturing and other elements of our business apply, for the most part, to each of our segments. In some instances particular products are targeted for particular segments but none of these products are material in nature to the entire business or an individual segment.
Laboratory Instruments
      We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 45% of our net sales in 2005.

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

Pipettes
      Pipettes are used in laboratories for dispensing small volumes of liquids. In late 2001, we acquired Rainin Instrument, a premier provider of pipetting solutions based in California. Rainin develops, manufactures and distributes advanced pipettes, tips and accessories, including single and multi-channel manual and electronic pipettes. Rainin maintains service centers in the key markets where customers periodically send in their pipettes for certified recalibrations. Rainin’s principal end markets are pharmaceutical, biotech, clinical and academia.

Analytical Instruments
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

Automated Chemistry Solutions
      Our current Automated Chemistry offerings are focused on key aspects of drug development process, including the identification of new lead compounds and optimization of those leads. Our automated lab reactors, in situ analysis systems, and VirtualLab Informatics Suite are considered integral to the process development and scale-up activities of our customers. We offer a range of technologies including synthesizer tools to support chemists working on lead identification and optimization. In addition, we provide systems for cleaning up and purifying synthesized products for use in preclinical trials. Our on-line measurement technologies based on infrared and laser light enables customers to monitor chemical reactions and crystallization processes in the lab and plant. We believe that our portfolio of integrated technologies can bring significant efficiencies to the drug development process, enabling our customers to create larger numbers of higher quality candidate compounds and bring them to market faster.

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
Industrial Instruments
      We manufacture numerous industrial weighing instruments and related terminals and we offer dedicated software solutions for the chemical, pharmaceutical and food industries. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 42% of our net sales in 2005.

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

Transportation and Logistics
      We are a leading global supplier of automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies. With these solutions, customers can measure the weight and cubic volume of packages for appropriate billing, logistics and quality control. Our solutions also integrate into customers’ information systems.

Vehicle Scale Systems
      Our primary heavy industrial products are scales for weighing trucks or railcars (i.e., weighing bulk goods as they enter or leave a factory or at a toll station). Heavy industrial scales are capable of measuring weights up to 500 tons and permit accurate weighing under extreme environmental conditions. We also offer advanced computer software that can be used with our heavy industrial scales to facilitate a broad range of customer solutions and provides a complete system for managing vehicle transaction processing.

Industrial Software
      We offer a wide range of software that can be used with our industrial instruments. Examples include FreeWeigh.Net, statistical quality control software, Formweigh.Net, our formulation/batching software, and OverDrive. FreeWeigh.Net and Formweigh.Net provide full network capability and enable customers to collect and archive data in compliance with the U.S. Food and Drug Administration’s traceability requirements for electronically stored data (21 CFR part 11). In addition, our Q.i365 software controls batching processes by monitoring the material transfer control process. Q.i365 also provides statistical, diagnostic and operational information for asset management, process control and database applications.

Product Inspection
      Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems (e.g., for use in food processing and packaging, and pharmaceutical and other industries). We are a leading global provider of metal detectors, x-ray visioning equipment and checkweighers that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which enter the manufacturing process for similar reasons. Our x-ray systems can detect metal in metallized containers and can be used for mass control. Both x-ray and metal detection systems may be used together with checkweighers as components of integrated packaging lines. Checkweighers are used to control the filling content of packaged goods such as food, pharmaceuticals and cosmetics. FreeWeigh.net is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers’ enterprise resource planning and/or process control systems.
Retail Weighing Solutions
      Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. Customer benefits are in the areas of pricing, merchandising, inventory management, and regulatory compliance. The retail business accounted for approximately 13% of our net sales in 2005.

Retail Software
      Our subsidiary SofTechnics provides retail software for in-store item and inventory management solutions. SofTechnics’ offering complements our retail weighing solutions to food retailers by providing the full scope of real-time item management retailers can then match local store inventory levels with local customer demand. As our traditional retail weighing business extends further into the area of information technology, the opportunity to cross-sell SofTechnics’ software and services expands. We continue to introduce SofTechnics software for the improved inventory management of fresh goods and plan to sell more complete and integrated data management solutions for fresh goods now and in the future.
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
      Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through the indirect channels. We have a diversified customer base, with no single customer accounting for more than 2% of 2005 net sales.
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
      We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2005, our sales and services group consisted of over 4,800 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 35 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers are seeking to do more and more business with a consistent global approach.

Service
      We have expanded our service business from one centered on repair and maintenance to one driven by regulatory compliance and other value-added services, which we call Service XXL. We have a unique offering to our pharmaceutical customers in promoting use of our instruments in compliance with FDA regulations and we can provide these services regardless of the customer’s location throughout the world. This global service network also is an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. In 2005, service (representing service contracts, repairs and replacement parts) accounted for approximately 23% of our total net sales. A significant portion of this amount is derived from sales of replacement parts.
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

Research and Development
      We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $243.1 million in research and development ($81.9 million in 2005, $83.2 million in 2004, and $78.0 million in 2003). In 2005, we spent approximately 5.5% of net sales on research and development. Our research and development efforts fall into two categories:

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
      Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than sales in the second and third quarters. Fourth quarter sales have historically generated approximately 27-28% of our net sales. This trend has a somewhat greater effect on income from operations than on net sales because fixed costs are spread evenly across all quarters.
Employees
      As of December 31, 2005, we had approximately 8,800 employees throughout the world, including approximately 4,000 in Europe, 2,900 in North and South America, and 1,900 in Asia and other countries.
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
      We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our subsidiary Mettler-Toledo Hi-Speed, Inc. (“Hi-Speed”) is one of two private parties ordered to perform certain ground water contamination monitoring under an administrative consent order that the New Jersey Department of Environmental Protection (“NJDEP”) signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI International Corporation (“GEI”) is the other ordered party. GEI has failed to fulfill its obligations under the NJDEP order, and NJDEP has agreed with Hi-Speed that the residual ground water contaminants can be monitored through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with monitoring ground water contamination levels at the site will be approximately $0.8 million over the next seven years.
      In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that these sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although we believe that we are in substantial compliance with applicable environmental requirements and to date we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could result in a material adverse effect on our financial condition, results of operations or cash flows.
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
Company Website and Information
      Our website can be found on the Internet at www.mt.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, Form 8-K and Schedule 14A and all amendments to those reports can be viewed and downloaded free of charge when they are filed with the SEC by accessing www.mt.com, clicking on Investor Relations and then clicking on SEC Filings. These filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
      Our website also contains copies of the following documents that can be downloaded free of charge:

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Code of Conduct
      Any of the above documents, and any of our reports on Form 10-K, Form 10-Q, Form 8-K and Schedule 14A and all amendments to those reports can also be obtained in print by sending a written request to our Investor Relations Department:
Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240 U.S.A.
Phone: +1 614 438 4748
Fax: +1 614 438 4646
E-mail: mary.finnegan@mt.com

Item 1A.	Risk Factors
Factors affecting our future operating results

Currency fluctuations may affect our operating profits.
      Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2005, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $33.4 million in the reported U.S. dollar value of the debt.

We are subject to certain risks associated with our international operations and fluctuating conditions in emerging markets.
      We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe and these operations represent a significant potion of our sales and earnings. For example our Chinese Operations account for $116.9 million of sales to external customers and $40.2 million of segment profit. In addition to the currency risks discussed above, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations, and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•	nationalization of private enterprises;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	other uncertain local economic, political and social conditions, including hyper-inflationary conditions, or periods of low or no productivity growth.
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
      Starting in 2002, our goodwill amortization charges have ceased. As of December 31, 2005, our consolidated balance sheet included goodwill of $423.0 million and other intangible assets of $105.2 million.
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
      Our drug discovery reporting unit is sensitive to changes in biopharma capital spending. We currently estimate the fair value of the Company’s drug discovery reporting unit exceeds its carrying value as of December 31, 2005. In accordance with the provisions of SFAS 142, the Company monitors the fair value of this reporting unit closely to determine if the business plans are being achieved. For example, we monitor whether the forecasted benefits of our drug discovery cost reduction programs are being realized.
      Should any of these estimates or assumptions in the preceding paragraphs change, or should we incur lower than expected operating performance or cash flows, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite-lived intangible assets if the fair value estimate declines below the carrying value.
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
      We are subject to income taxes in both the United States and various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by:

•	changes in the mix of earnings by jurisdiction;

•	changes in tax laws or tax rates;

•	changes in the valuation of deferred tax assets and liabilities; and

•	material adjustments from tax audits.
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
      We have substantial debt and we may incur substantial additional debt in the future. As of December 31, 2005, we had total indebtedness of approximately $125.6 million, net of cash of $324.6 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.
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
      We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our credit facility and the senior notes, on commercially reasonable terms or at all.

The agreements governing our debt impose restrictions on our business.
      The indenture governing our senior notes and the agreements governing our credit facility contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us and our restricted subsidiaries include limitations on our ability and the ability of our restricted subsidiaries to:

•	enter into sale and leaseback arrangements;

•	incur liens; and

•	consolidate, merge, sell or lease all or substantially all of our assets.
      Our credit facility also requires us to meet several financial ratios.
      Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks in this section. The breach of any of these covenants or restrictions could result in a default under the indenture governing the senior notes or under our credit facility. An event of default under our credit facility would permit our lenders to declare all amounts borrowed from them to be immediately due and payable. Acceleration of our other indebtedness may cause us to be unable to make interest payments on the senior notes and repay the principal amount of the senior notes.
CEO and CFO Certifications
      Our CEO submits an annual written affirmation to the New York Stock Exchange (NYSE) certifying the Company’s compliance with NYSE listing rules. The most recent annual affirmation was submitted in 2005.
      Our CEO and CFO also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. Our Greifensee, Switzerland facility also serves as our worldwide headquarters and our Columbus, Ohio facility serves as our North American headquarters. We believe our facilities are adequate for our current and reasonably anticipated future needs.

Location	Owned/Leased	Business Segment

Europe:
Greifensee/ Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, Germany	Owned	Western European Operations
Manchester, England	Leased	Western European Operations
Oslo, Norway	Leased	Western European Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio	Owned	U.S. Operations
Oakland, California	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Woburn, Massachusetts	Leased	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Other:
Shanghai, China	Building Owned; Land Leased	Chinese Operations
Changzhou, China (two facilities)	Buildings Owned; Land Leased	Chinese Operations

Item 3.	Legal Proceedings
      We are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition, results of operations or cash flows. See the disclosure above under “Environmental Matters”.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of security holders during the fourth quarter of 2005.
Executive Officers of the Registrant
      See Part III, Item 10 of this annual report for information about our executive officers.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
      Our common stock is traded on the New York Stock Exchange under the symbol “MTD”. The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the quarters indicated.

	Common Stock Price
	Range

	High	Low

2005
Fourth Quarter	$58.20	$50.88
Third Quarter	$52.50	$46.61
Second Quarter	$49.57	$45.24
First Quarter	$53.00	$47.37
2004
Fourth Quarter	$51.97	$46.51
Third Quarter	$49.15	$40.50
Second Quarter	$49.58	$43.70
First Quarter	$46.46	$40.67
Holders
      At February 1, 2006, there were 127 holders of record of common stock and 41,242,371 shares of common stock outstanding. We estimate we have approximately 15,000 beneficial owners of common stock held in street name.
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
Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2005

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants and	Warrants	Securities Reflected in
Plan Category	Rights	and Rights	Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,924,372	$37.44	2,942,370
Equity compensation plans not approved by security holders	—	$—	—

Total	3,924,372	$37.44	2,942,370

      We do not have any equity compensation plans that have not been approved by our shareholders that are required to be disclosed in this annual report on Form 10-K or our proxy statement.
      Further details in relation to our stock option plan are given in Note 11 to the audited consolidated financial statements included herein.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar Value
			Shares Purchased as	in Thousands) of Shares
	(a)	(b)	Part of Publicly	that may yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

October 1 to October 31, 2005	231,000	$51.42	231,000	$77,585
November 1 to November 30, 2005	273,000	$55.35	273,000	$262,467
December 1 to December 31, 2005	543,400	$56.74	543,400	$231,619

Total	1,047,400	$55.20	1,047,400	$231,619
      We have a share repurchase program that was announced in February 2004 and updated in November 2004 and November 2005. Under the program we are authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, an additional $200 million over the two-year period ending December 31, 2006, and an additional $200 million over the two-year period ending December 31, 2007.
      During the years ended December 31, 2005 and 2004, we spent $164.6 million and $103.8 million on the repurchase of 3,229,200 shares and 2,208,500 shares at an average price of $50.94 and $46.97, respectively.

Item 6.	Selected Financial Data
      The selected historical financial information set forth below as of December 31 and for the years then ended is derived from our audited consolidated financial statements. The financial information presented below, in thousands except share data, was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

	2005(a)	2004(a)	2003(a)	2002(a)	2001(a)

Statement of Operations Data:
Net sales	$1,482,472	$1,404,454	$1,304,431	$1,213,707	$1,148,022
Cost of sales	752,153	722,047	686,255	645,970	619,140

Gross profit	730,319	682,407	618,176	567,737	528,882
Research and development	81,893	83,217	78,003	70,625	64,627
Selling, general and administrative	441,702	419,780	372,822	331,959	299,191
Amortization(b)	11,436	12,256	11,724	9,332	14,114
Interest expense	14,880	12,888	14,153	17,209	17,162
Other charges, net(c)	20,224	42	4,563	28,202	15,354

Earnings before taxes and minority interest	160,184	154,224	136,911	110,410	118,434
Provision for taxes(d)	51,282	46,267	41,073	9,989	46,170

Net earnings	$108,902	$107,957	$95,838	$100,421	$72,264

Basic earnings per common share:
Net earnings	$2.58	$2.44	$2.15	$2.27	$1.78
Weighted average number of common shares	42,207,777	44,237,214	44,473,913	44,280,605	40,609,716
Diluted earnings per common share:
Net earnings	$2.52	$2.37	$2.11	$2.21	$1.68
Weighted average number of common shares	43,285,121	45,483,969	45,508,847	45,370,053	42,978,895
Balance Sheet Data:
Cash and cash equivalents	$324,578	$67,176	$45,116	$31,427	$27,721
Working capital(e)	128,970	143,848	150,789	127,214	106,689
Total assets	1,669,773	1,480,072	1,387,276	1,303,393	1,189,412
Long-term debt	443,795	196,290	223,239	262,093	309,479
Other non-current liabilities(f)	135,160	132,723	135,613	133,600	119,109
Shareholders’ equity(g)	659,002	720,886	653,996	502,386	388,184

(a)	Includes the results of the Rainin acquisition from November 2001.

(b)	Includes goodwill amortization of $10.0 million in 2001. Beginning in 2002, the Company ceased amortization of goodwill as required by U.S. GAAP.

(c)	Other charges, net consists primarily of charges related to the Company’s restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. The 2005 amount includes a $21.8 million one-time pipette litigation charge related to a $19.9 million non-cash write-off of an intellectual property license and $1.9 million of related legal costs. The 2003 amount includes a charge of $5.4 million related to the final union settlement on the closure of our French manufacturing facility. The 2002 and 2001 amounts also include charges of $28.7 million and $15.2 million, respectively, primarily related to headcount reductions and manufacturing transfers.

(d)	The provision for taxes for 2005 includes a net tax charge of $5.4 million related to earnings repatriation associated with the American Jobs Creation Act ($13.1 million) offset in part by the favorable resolution of certain tax contingencies ($7.7 million). The provision for taxes for 2002 includes a benefit of $23.1 million related to the completion of a tax restructuring program and related tax audits.

(e)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(f)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 12 to the audited consolidated financial statements included herein.

(g)	No dividends were paid during the five-year period ended December 31, 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Net sales in U.S. dollars increased by 6% and 8% in 2005 and 2004, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 5% and 3% in 2005 and 2004, respectively. We faced an improved world economy in 2005 compared to recent years with market conditions generally strong in Asia and improved in the United States and Europe.
      In respect to our end user markets, we experienced improved results during 2005 in our laboratory-related end user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies, food and beverage companies and universities. We believe that the long-term fundamentals of the pharmaceutical and biotech markets are particularly attractive and our solutions assist these companies in enhancing their productivity as they meet the challenges of new drug approval activity, heightened price regulation and industry consolidation.
      In our industrial markets, the principal growth driver in recent years has been increased investment in China related to production capacity. Although this provides a significant opportunity for our Chinese operations, this manufacturing shift has a negative impact on certain of our industrial end user markets in the U.S. and Europe. In addition to pharmaceutical, chemical and transportation and logistics companies, food producers and packagers also remain a large part of our industrial customer base. In recent years, we have benefited from the efforts of food producers and packagers to improve product quality and safety. However, this sector continues to experience high levels of competitive pressure which may negatively impact customer spending levels.
      In our food retail end markets, we experienced strong results in both the U.S. and Europe relative to weak activity in recent years. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors. Increased spending in the past has come from events such as Y2K and the introduction of the euro currency. We have not experienced similar triggering events in recent years. Similar to our industrial business, China is also an important driver of growth as the expansion of their local economy is creating a significant number of new retail stores each year.

      In 2006, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
      Gaining Market Share. Our global sales and marketing initiative, “Spinnaker”, continues to be an important growth strategy. We aim to reach above market sales growth by improving the productivity and effectiveness of our global sales and marketing processes. While this initiative is broad based, initial efforts to improve these processes include the implementation of more effective pricing strategies and processes, increased activities for leads generation and further automation of field processes. Our comprehensive service offering also helps us further penetrate developed markets. In addition to traditional services, we offer installation, calibration, regulatory compliance services and remote service support.
      Expanding Emerging Markets. We have a two-pronged strategy in Asia: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have a long track record in China, and our sales in Asia have grown more than 10% per year in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are shifting more of our manufacturing to China to reduce costs, where our three facilities manufacture for the local markets as well as for export.
      Extending Our Technology Lead. We continue to focus on product innovation. In the last three years, we spent between 5.5% and 6.0% of net sales on research and development. We seek to drive shorter product life cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software.
      Maintaining Cost Leadership. We continue to strive to improve our margins by reducing our cost structure. During the period following our buyout in 1996, we reduced the number of our manufacturing facilities from 29 to 19. Shifting production to China has been an important component of this consolidation. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs.
      Pursuing Strategic Acquisitions. While we have not completed a significant acquisition since 2001, acquisitions remain part of our growth strategy. We seek to pursue acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We have identified life sciences, product inspection and process analytics as three key areas for acquisitions.
Non-GAAP Financial Measures
      We supplement our U.S. GAAP results with certain non-GAAP financial measures. The principal non-GAAP financial measure we use is Adjusted Operating Income, which we define as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes. The most directly comparable U.S. GAAP financial measure is earnings before taxes.
      We believe that Adjusted Operating Income is important supplemental information for investors. Adjusted Operating Income is used internally as the principal profit measurement by our segments in their reporting to management. We use this measure because it excludes amortization, interest, other charges and taxes, which are not allocated to the segments.
      On a consolidated basis, we also believe Adjusted Operating Income is an important supplemental method of measuring profitability. It is used internally by senior management for setting performance targets for managers and has historically been used as one of the means of publicly providing guidance on possible future results. We also believe that Adjusted Operating Income is an important performance measure because it provides a measure of comparability to other companies with different capital or legal structures, which accordingly may be subject to disparate interest rates and effective tax rates, and to companies which may incur different amortization expenses or impairment charges related to intangible assets.

      Adjusted Operating Income is used in addition to and in conjunction with results presented in accordance with U.S. GAAP. Adjusted Operating Income is not intended to represent operating income under U.S. GAAP and should not be considered as an alternative to earnings before taxes as an indicator of our performance because of the following limitations.

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
      Adjusted Operating Income should not be relied upon to the exclusion of U.S. GAAP financial measures, but reflects an additional measure of comparability and means of viewing aspects of our operations that, when viewed together with our U.S. GAAP results and the accompanying reconciliation to earnings before taxes, provides a more complete understanding of factors and trends affecting our business.
      Because Adjusted Operating Income is not standardized, it may not be possible to compare with other companies’ non-GAAP financial measures having the same or a similar name. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
      Our Adjusted Operating Income increased from $161.9 million in 2003 to $206.7 million in 2005. This performance was achieved while we continued to invest in product development and in our distribution and manufacturing infrastructure. Adjusted Operating Income includes restructuring charges of $5.4 million in 2003. This charge is described more fully below. A reconciliation of Adjusted Operating Income to net earnings for 2003 to 2005 is included in “Results of Operations” below.
Restructuring Activities
      During the first quarter of 2003, we recorded a restructuring charge of $5.4 million ($3.8 million after tax) related to the final union settlement on the closure of our French Manufacturing facility. This charge comprised the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers’ council during the first quarter of 2003.
      We assess our accrual for restructuring activities on an ongoing basis. During the third quarter of 2003, we recorded a reduction in the restructuring accrual of $1.0 million, included within Other charges, net, as a result of lower employee-related charges than originally anticipated. Also, a restructuring charge of $1.4 million was recorded related to an extension of manufacturing consolidation activities. This charge comprised severance of $1.0 million, included within Other charges, net, and inventory write-downs of $0.4 million, included within Cost of sales.
      At December 31, 2003, we had substantially completed the restructuring programs described above.

Results of Operations
      The following table sets forth certain items from our consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands).

	2005	2004	2003

Net sales	$1,482,472	$1,404,454	$1,304,431
Cost of sales	752,153	722,047	686,255

Gross profit	730,319	682,407	618,176
Research and development	81,893	83,217	78,003
Selling, general and administrative	441,702	419,780	372,822
Amortization	11,436	12,256	11,724
Interest expense	14,880	12,888	14,153
Other charges, net(b)	20,224	42	4,563

Earnings before taxes	$160,184	$154,224	$136,911

Net earnings	$108,902	$107,957	$95,838

Adjusted Operating Income (after restructuring charges)(a)	$206,724	$179,410	$161,907

      A reconciliation of Adjusted Operating Income to net earnings follows:

	2005	2004	2003

Adjusted Operating Income (after restructuring charges)(a)	$206,724	$179,410	$161,907
Amortization	11,436	12,256	11,724
Interest expense	14,880	12,888	14,153
Other (income) charges, net — excluding restructuring charges(c)	20,224	42	(881)

Earnings before taxes	$160,184	$154,224	$136,911

(a)	See “Non-GAAP Financial Measures” above. Adjusted Operating Income is defined as gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges. Restructuring charges that have been included are the costs set forth in Note (b) below.

(b)	Other charges, net consists primarily of charges related to our restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. The 2005 amount includes a $21.8 million one-time pipette litigation charge related to a $19.9 million non-cash write-off of an intellectual property license and $1.9 million of related legal costs. The 2003 amount includes restructuring charges of $5.4 million related primarily to headcount reductions and manufacturing transfers.

(c)	The 2003 amount excludes restructuring charges of $5.4 million described in Note (b) above.
Results of Operations — Consolidated

Net sales
      Net sales were $1,482.5 million for the year ended December 31, 2005, compared to $1,404.5 million in 2004 and $1,304.4 million in 2003. This represents increases in 2005 and 2004 of 6% and 8% in U.S. dollars and 5% and 3% in local currencies, respectively. Excluding exited product lines, net sales increased 6% and 4% in local currencies for the years ended December 31, 2005 and 2004, respectively.
      In 2005, our net sales by geographic destination increased in local currencies by 7% in the Americas, 3% in Europe and 9% in Asia/Rest of World. A discussion of sales by operating segment is included below.

      As described in Note 16 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which is provided under contracts, as well as sales of spare parts.
      Net sales of products increased in 2005 and 2004 by 6% and 7% in U.S. dollars and by 6% and 2% in local currencies, respectively. Service revenue (including spare parts) increased in 2005 and 2004 by 5% and 11% in U.S. dollars and by 5% and 6% in local currencies, respectively.
      Net sales for our laboratory-related products increased 5% in local currencies during 2005 with strong growth across most product lines, particularly process analytics and analytical instruments. Our sales growth of laboratory-related products was also reduced by approximately 1% during 2005 due to the exit of our third party electronic component sales. Excluding the effect of currency exchange rate fluctuations, net sales for our laboratory-related products increased 4% during 2004, due to growth in each major product category, particularly process analytics.
      Net sales of our industrial-related products increased 5% in 2005 in local currencies. We experienced increased transportation and logistics project activity, as well as sales growth in our core industrial products. Excluding the effect of currency exchange rate fluctuations, net sales of industrial-related products increased 1% during 2004.
      In our food retailing markets, net sales increased 8% in 2005 in local currencies over the previous year due to increased sales across all geographic regions, particularly in the U.S., related to strong project activity. The food retailing markets also continue to experience improved sales growth of our in-store retail item management software solutions and expansion of our core retail products into Asia. Net sales in food retailing increased 8% in 2004 excluding the effect of currency exchange rate fluctuations. This increase was due to improvement of customer spending patterns in the U.S. and Europe relative to weak activity during the prior year.

Gross profit
      Gross profit as a percentage of net sales was 49.3% for 2005, compared to 48.6% for 2004 and 47.4% for 2003.
      Gross profit as a percentage of net sales for products was 53.2% for 2005, compared to 52.3% for 2004 and 50.9% for 2003. Gross profit as a percentage of net sales for services (including spare parts) was 36.0% for 2005, compared to 36.1% for 2004 and 35.1% for 2003.
      The increase in gross profit percentage reflects benefits from our sales volume leveraging our fixed production costs, our cost rationalization initiatives and the impact of increased pricing. These trends were offset in part by unfavorable product mix.

Research and development and selling, general and administrative expenses
      Research and development expenses as a percentage of net sales were 5.5% for 2005, compared to 5.9% for 2004 and 6.0% in 2003. Research and development expenses decreased by 2% in 2005 and increased by 1% in 2004 in local currencies. The decrease in 2005 reflects improved productivity, timing of projects and our desire to reallocate research and development resources to marketing.
      Selling, general and administrative expenses as a percentage of net sales decreased to 29.8% for 2005, compared to 29.9% for 2004 and 28.6% for 2003. Selling, general and administrative expenses increased 5% in 2005 and 8% in 2004 in local currencies. This increase is due in part to sales and marketing investments in China, promotional activities and higher performance related compensation during 2005 compared to 2004. During 2004, we also incurred $5.0 million related to an investigation into allegations made by an employee with respect to the Company and various Company processes. Our spending during 2004 also includes a significant increase in Sarbanes-Oxley regulatory compliance costs, including approximately $3.5 million of external professional fees during 2004. The increases in 2004 also included spending related to product introductions, as well as higher performance related compensation during 2004 compared to 2003.

Other charges, net
      Other charges, net were $20.2 million in 2005, compared to $0.1 million in 2004 and $4.6 million in 2003. Other charges, net consisted primarily of charges related to interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. During 2005, other charges, net also included a $21.8 million charge related to pipette litigation. We wrote off a $19.9 million intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005. This license enabled one of our wholly owned subsidiaries exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. We also incurred $1.9 million of related legal costs during 2005, which included damages of $0.6 million. During the third quarter, we appealed the trial court decision. Litigation concerning the license and related issues is ongoing between us and the other party to the license. We do not believe that the litigation will have a material adverse effect on our consolidated financial condition, results of operations or cash flows. In 2004, we had $13.9 million in sales of these third-party manufactured pipettes in the U.S. which had declined 28% since 2001. We expect to minimize any impact to our sales and profitability by increasing the sales of our own higher margin pipettes, including those we already manufacture and sell outside the United States.
      The 2003 amount included restructuring charges of $5.4 million ($3.8 million after tax) comprising severance, asset write-downs and other exit costs primarily related to headcount reductions and manufacturing transfers, described more fully in “Restructuring Activities” above.

Interest expense and taxes
      Interest expense was $14.9 million for 2005, compared to $12.9 million for 2004 and $14.2 million for 2003. The increase in 2005 was principally due to higher average borrowings. The decrease in 2004 was primarily due to lower average borrowings compared to 2003 which was partially offset by an increase in the weighted average interest rate.
      Pursuant to the American Jobs Creation Act of 2004, we repatriated $396 million of cash during 2005 that was generated over time by our foreign operations. As a result of this repatriation, the Company recorded additional income tax expense of $13.1 million. This amount reflects the federal tax impact in the United States (including certain state taxes) of $12.3 million, foreign withholding taxes of $2.0 million and a net decrease of $1.2 million of deferred tax liabilities associated with the reassessment of pre-existing and future dividend repatriations. In addition, the Company recorded tax benefits of $7.7 million related to the favorable resolution of certain tax matters. Our tax rate for 2005 also included a tax benefit associated with the previously described pipette litigation. Excluding the tax effects of the previously described earnings repatriation, tax audit settlements and pipette litigation, our annual effective tax rate would have been 30% for 2005. Including these items, our annual effective tax rate was 32% and 30% for 2005 and 2004, respectively.

Earnings before taxes and net earnings
      Earnings before taxes were $160.2 million for 2005, compared to $154.2 million in 2004 and $136.9 million in 2003. Net earnings were $108.9 million for 2005, compared to $108.0 million in 2004 and $95.8 million in 2003.
      The 2005 results included a net $5.4 million after tax expense related to the two previously described tax items and a one-time $13.1 million after tax charge related to the pipette litigation described above. The 2004 results included $5.0 million ($3.5 million after tax) related to the previously mentioned investigation and $3.5 million ($2.5 million after tax) of external professional fees related to Sarbanes-Oxley regulatory compliance costs. The 2003 results included the $5.4 million ($3.8 million after tax) restructuring charge as previously described. The increase in net earnings excluding these items reflected improved sales volume in 2005 and the benefits from our cost rationalization initiatives.

Supplemental data: Adjusted Operating Income
      See “Non-GAAP Financial Measures” above. Adjusted Operating Income (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges) increased to $206.7 million or 13.9% of net sales in 2005, compared to $179.4 million or 12.8% of net sales for 2004 and $161.9 million or 12.4% of net sales in 2003. Adjusted Operating Income included restructuring charges of $5.4 million in 2003.
      Adjusted Operating Income increased in 2005 and 2004 as a result of our increased sales volume and benefits of our cost rationalization initiatives. This performance was achieved while we continued to invest in sales and marketing and our field service infrastructure.
Results of Operations — by Operating Segment
      The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 16 to our consolidated financial statements.

U.S. Operations

				Increase in %(1)	Increase in %(1)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Net sales	$610,599	$578,450	$561,435	6%	3%
Net sales to external customers	$560,238	$529,020	$510,609	6%	4%
Segment profit	$79,448	$75,651	$72,682	5%	4%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
      The increase in 2005 in total net sales reflected improved sales to external customers across most product lines, including particularly strong results in our food retailing and transportation and logistics products due to significant project activity as well as solid growth in laboratory balances, process analytics and analytical instruments. In 2004, our U.S. Operations segment benefited from improved market conditions, as well as new product introductions. The 2004 increase in net sales to external customers reflected growth in most products, particularly our food retailing end markets primarily due to improved results relative to weak project activity in 2003.
      Segment profit or Adjusted Operating Income increased $3.8 million in our U.S. Operations segment during 2005, compared to an increase of $3.0 million during 2004. The increase in segment profit or Adjusted Operating Income of our U.S. Operations segment during 2005 is due to an increase in sales volume, partially offset by an unfavorable product mix. The increase in segment profit or Adjusted Operating Income of our U.S. Operations segment during 2004 reflects an increase in sales volume and benefits from our cost rationalization initiatives.

Swiss Operations

				Increase in %(1)	Increase in %(1)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Net sales	$324,901	$312,992	$285,223	4%	10%
Net sales to external customers	$88,138	$92,321	$88,048	-5%	5%
Segment profit	$65,471	$59,576	$52,075	10%	14%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

      Total net sales in local currency increased 4% in 2005 and 3% in 2004. Net sales to external customers in local currency decreased 4% in 2005 and 3% in 2004. The exit of our third party electronic component product line reduced total net sales by approximately 1% in 2005 and 4% in 2004. The decrease in sales to external customers during 2005 and 2004 related primarily to the exit of our third party electronic component product line combined with reduced food retailing project activity and reduced direct export sales to emerging markets, partially offset by a strong increase in our industrial-related products. The decrease in 2004 was partially offset by an increase in our food retailing products.
      Segment profit or Adjusted Operating Income increased $5.9 million in our Swiss Operations segment during 2005, compared to an increase of $7.5 million during 2004. The increase in segment profit or Adjusted Operating Income primarily related to increased sales to other segments of laboratory-related products as well as benefits from our cost rationalization initiatives. The 2004 increase was impacted by increased sales to other segments.

Western European Operations

				Increase in %(1)	Increase in %(1)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Net sales	$577,582	$545,366	$499,583	6%	9%
Net sales to external customers	$508,289	$494,921	$449,322	3%	10%
Segment profit	$45,466	$40,185	$30,274	13%	33%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
      Total net sales in local currency increased 6% in 2005 and 0% in 2004. Net sales to external customers in local currency increased 3% in 2005 and 0% in 2004. The 2005 increase was primarily due to improved market conditions in the major European economies, particularly Germany. We experienced sales growth in 2005 across most product lines, particularly laboratory-related products. Our 2004 local currency net sales to external customers in our Western European segment primarily reflected growth in our laboratory-related products and our food retailing end markets. These trends were offset by a decline in our industrial-related products, which included a decrease in transportation and logistics products relative to strong 2003 project activity.
      Segment profit or Adjusted Operating Income increased $5.3 million in our Western European Operations segment during 2005, compared to an increase of $9.9 million in 2004. The increase in segment profit or Adjusted Operating Income in 2005 is principally a result of increased net sales and benefits from our cost rationalization initiatives. The 2004 increase is primarily the result of reduced restructuring charges, as well as benefits from our cost rationalization and product transfer initiatives, improved sales volume and favorable currency translation fluctuations.

Chinese Operations

				Increase in %(1)	Increase in %(1)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Net sales	$174,909	$159,784	$125,585	9%	27%
Net sales to external customers	$116,912	$102,867	$83,789	14%	23%
Segment profit	$40,245	$31,705	$22,983	27%	38%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
      Total net sales in local currency increased 8% in 2005 and 27% in 2004. Net sales to external customers in local currency increased 12% in 2005 and 23% in 2004. These increases were due to continued sales growth for all product lines, in particular industrial-related products.
      Segment profit or Adjusted Operating Income increased $8.5 million in our Chinese Operations segment during 2005, compared to an increase of $8.7 million in 2004. The increase in 2005 segment profit or Adjusted Operating Income is primarily due to the continued improvement in sales volume and leveraging our fixed production costs. The increase in 2004 is principally the result of increased sales volume to external customers and other segments and the benefits of product transfer initiatives from our other segments.

Other

				Increase in %(1)	Increase in %(1)
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

Net sales	$209,454	$185,022	$173,004	13%	7%
Net sales to external customers	$208,895	$185,325	$172,663	13%	7%
Segment profit	$14,745	$12,882	$10,676	14%	21%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
      Total net sales in local currency increased 11% in 2005 and 2% in 2004. Net sales to external customers in local currency increased 11% in 2005 and 2% in 2004. This performance reflected increased sales in our Other Asian Pacific, Eastern European and Other North American markets.
      Segment profit or Adjusted Operating Income increased $1.9 million in our Other Operations segment during 2005, compared to an increase of $2.2 million during 2004. Segment profit or Adjusted Operating Income increased during 2005 primarily due to the continued improvement in sales volume. The increase in 2004 was primarily due to the increased sales volume to external customers and other segments.
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
      Cash provided by operating activities totaled $177.1 million in 2005, compared to $166.0 million in 2004 and $117.2 million in 2003. The increase in 2005 resulted principally from improved operating results offset in part by approximately $15 million of higher payments relating to 2004 performance related compensation incentives (bonus payments). Cash provided by operating activities in 2004 was impacted by voluntary incremental pension contributions of $10.0 million to our U.S. pension plan. Cash provided by operating activities in 2003 reflected voluntary incremental pension contributions of $10.0 million to the U.S. pension plan and $7.1 million to our U.K. pension plan. Similar to previous years, we expect to make normal employer pension contributions of approximately $13 million in 2006. Cash provided by operating activities also includes payments for restructuring and related activities in 2005, 2004 and 2003 of $2.0 million, $4.0 million and $16.8 million, respectively.
      The Company spent approximately $4.1 million on acquisitions during 2005. We continue to explore other potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, the terms of certain of our acquisitions provide for possible additional earn-out payments. However, we do not currently believe we will make any material payments relating to such earn-outs.
      Capital expenditures are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $32.5 million in 2005, $27.9 million in 2004 and $27.2 million in 2003. We expect capital expenditures to increase as our business grows and to fluctuate as currency exchange rates change. In 2006, we will be launching a building project for a new plant in China which will cost in the range of $10 million to $15 million over the next two years.

November 2005 Refinancing
      On November 7, 2005, we entered into a revised credit agreement (the “Amended Credit Agreement”), which amends and restates the existing Credit Agreement, dated as of November 12, 2003. The Amended

Credit Agreement increases the amount that can be borrowed under the facility from $300 million to $450 million, extends the maturity date to November 2010 and lowers the margin applicable to the interest rate payable thereunder. The remaining terms of the Amended Credit Agreement are substantially the same as under the existing Credit Agreement. The Company incurred fees of approximately $0.9 million in conjunction with amending and restating the Credit Agreement which are amortized to interest expense over five years.

Amended Credit Agreement
      The $450 million Amended Credit Agreement is provided by a group of financial institutions and has a maturity date of November 5, 2010. It is not subject to any scheduled principal payments. Borrowings under the Amended Credit Agreement bear interest at current market rates plus a margin based on our senior unsecured credit ratings (currently “BBB” by Standard & Poor’s and “Baa3” by Moody’s) and is currently set at LIBOR plus 0.375%. We must also pay facility fees that are tied to our credit ratings. The Amended Credit Agreement contains covenants, including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. This also places certain limitations on us, including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the Amended Credit Agreement has several events of default, including upon a change of control. As of December 31, 2005, approximately $146.2 million was available under the facility. The Amended Credit Agreement is unsecured.

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
      Our short-term borrowings and long-term debt consisted of the following at December 31, 2005.

		Other principal
	U.S. dollar	trading currencies	Total

$150 million Senior Notes (net of unamortized discount)	$149,468	$—	$149,468
$450 million Amended Credit Agreement	—	294,327	294,327

Total long-term debt	149,468	294,327	443,795
Other local arrangements	107	6,238	6,345

Total debt	$149,575	$300,565	$450,140

      Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
      At December 31, 2005, we were in compliance with all covenants set forth in our Amended Credit Agreement and Senior Notes. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.
      We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the next several years.

Contractual Obligations
      The following summarizes certain of our contractual obligations at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Long-term debt	$443,795	$—	$—	$443,795	$—
Non-cancelable operating leases	85,436	21,743	30,316	15,269	18,108
Purchase obligations	52,751	43,903	3,260	—	5,588

Total	$581,982	$65,646	$33,576	$459,064	$23,696

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

Share Repurchase Program
      We have a share repurchase program that was announced in February 2004 and updated in November 2004 and November 2005. Under the program, we have been authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, an additional $200 million over the two-year period ending December 31, 2006 and an additional $200 million over the two-year period ending December 31, 2007. Our share repurchases are expected to be funded from cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.
      During the years ended December 31, 2005 and 2004, we spent $164.6 million and $103.8 million on the repurchase of 3,229,200 shares and 2,208,500 shares at an average price of $50.94 and $46.97, respectively. An additional $4.2 million and $1.4 million relating to the settlement of shares repurchased as of December 31, 2005 and 2004 were cash settled during 2006 and 2005, respectively. The Company reissued 1,261,332 shares and 794,428 shares held in treasury for the exercise of stock options during 2005 and 2004, respectively. As of December 31, 2005, there were $231.6 million of remaining equity shares authorized to be repurchased under our plan.

Off-Balance Sheet Arrangements
      Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.
Effect of Currency on Results of Operations
      Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.9 million to $1.1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2005, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $33.4 million in the reported U.S. dollar value of the debt.
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
      We currently benefit from tax holidays in certain jurisdictions. These holidays expire at various dates in the future and may or may not be renewable. We do not believe that potential changes in tax benefits from existing tax holidays will have a material adverse effect on our financial condition or results of operations.
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
      We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our subsidiary Mettler-Toledo Hi-Speed, Inc. (“Hi-Speed”) is one of two private parties ordered to perform certain ground water contamination monitoring under an administrative consent order that the New Jersey Department of Environmental Protection (“NJDEP”) signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI International Corporation (“GEI”) is the other ordered party. GEI has failed to fulfill its obligations under the NJDEP order, and NJDEP has agreed with Hi-Speed that the residual ground water contaminants can be monitored through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with monitoring ground water contamination levels at the site will be approximately $0.8 million over the next seven years.
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
      We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (U.S. dollar, Swiss franc and British pound) declined by 10%, the fair value of these instruments would decrease by $4.1 million at December 31, 2005, as compared with a decrease of $5.6 million at December 31, 2004. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations”.
      We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a $0.4 million loss and a $0.4 million gain at December 31, 2005 and 2004, respectively. Based on our agreements outstanding at December 31, 2005, a 100-basis-point increase in interest rates would result in a decrease in the net aggregate market value of these instruments of $1.3 million, as compared with a decrease of $1.6 million at December 31, 2004. Conversely, a 100-basis-point decrease in interest rates would result in a $1.4 million increase in the net aggregate market value of these instruments at December 31, 2005, as compared with a net increase of $1.7 million at December 31, 2004. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.

Critical Accounting Policies
      Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, inventories, intangible assets, income taxes, revenue and warranty costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements.

Employee benefit plans
      The net periodic pension cost for 2005 and projected benefit obligation as of December 31, 2005 were $1.5 million and $115.9 million, respectively, for our U.S. pension plans, and $6.6 million and $479.3 million, respectively, for our international pension plans. The net periodic post-retirement cost for 2005 and projected benefit obligation as of December 31, 2005 for our U.S. post-retirement medical benefit plan were $0.7 million and $25.2 million, respectively.
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
      The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In April 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2005, the average return on assets assumption was 8.5% for the U.S. plan and 5.2% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $3.9 million after tax.
      The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2005, the average discount rate assumption was 5.5% for the U.S. plans and 3.3% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $2.1 million after tax.
      In 2004, we made voluntary incremental funding payments of $10.0 million to reduce the under funded status of our U.S. and U.K. pension plans. A similar payment was not made during 2005. In the future, we may make additional mandatory or discretionary contributions to our plan or we could be required to make additional cash funding payments or adjust the $50.4 million additional minimum pension liability recorded at December 31, 2005.
      We also have employee stock option plans which are accounted for under the intrinsic value recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. As stock options have been issued with exercise prices equal to the market value of the underlying shares on the grant date, no compensation cost has resulted.

Notes 2 and 11 to the audited consolidated financial statements provide supplemental information, including pro forma earnings and earnings per share, as if we had accounted for options based on the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” That methodology yields an estimate of fair value based in part on a number of management estimates, including future volatility and estimated option lives. Changes in these assumptions could significantly impact the estimated fair value of stock options. See also Statement No. 123 (revised 2004) issued by the FASB in regards to “Stock-Based Compensation” in Note 2, Summary of Significant Accounting Policies, New Accounting Pronouncement.

Inventory
      As of December 31, 2005, inventories were $150.2 million.
      We record our inventory at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of our inventory are made for excess and obsolete items based on forecast usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Goodwill and other intangible assets
      As of December 31, 2005, our consolidated balance sheet included goodwill of $423.0 million and other intangible assets of $105.2 million.
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
      Our drug discovery reporting unit is sensitive to changes in biotech and pharmaceutical capital spending. We currently estimate the fair value of the Company’s drug discovery reporting unit exceeds its carrying value as of December 31, 2005. In accordance with the provisions of SFAS 142, the Company monitors the fair value of this reporting unit closely to determine if the business plans are being achieved. For example, we monitor whether the forecasted benefits of our drug discovery cost reduction programs are being realized.
      As of December 31, 2004, our intangible assets included a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license was previously subject to litigation with the grantor, and on June 6, 2005, we were ordered to pay $0.6 million in damages and the respective intellectual property license was terminated. Due to the cancellation of the license, we concluded that the intangible asset had no future benefit and as such, during the second quarter, we wrote off the total value of the asset, $19.9 million ($12 million after tax). This charge has been included as a component of Other charges, net within the Statement of Operations.

      Should any of these estimates or assumptions in the preceding paragraphs change, or should we incur lower than expected operating performance or cash flows, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite-lived intangible assets if the fair value estimate declines below the carrying value.
      Our amortization expense related to intangible assets with finite lives may materially change should our estimates of their useful lives change.

Income taxes
      Income tax expense and deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income, equity or goodwill in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
      In 2005 and 2004, provisions were made for U.S. income taxes on certain undistributed earnings of non-U.S. subsidiaries as a decision was made to repatriate these earnings rather than permanently reinvest them. If we decide to repatriate an amount of undistributed earnings in excess of those originally planned, we could be subject to additional income tax.
      The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate can be materially affected. Based on earnings before taxes of $160.2 million for the year ended December 31, 2005, each increase of $1.6 million in tax expense would increase our effective tax rate by 1%.

Revenue recognition
      Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, we do not sell software products without the related hardware instrument as the software is embedded in the instrument. Our typical solution requires no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent our solutions have a post shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we also defer revenue where installation is required, unless such installation is perfunctory. We also generally maintain the right to accept or reject a product return in our terms and conditions and we also maintain accruals for outstanding credits. Distributor discounts are offset against revenue at the time such revenue is recognized. Revenues from service contracts are recognized ratably over the contract period.

Warranty
      We generally offer one-year warranties on most of our products. Product warranties are recorded at the time revenue is recognized for certain product shipments. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. If we experience claims or significant cost changes in material, freight and vendor charges, our cost of goods sold could be affected.
New Accounting Pronouncements
      See Note 2 to the audited consolidated financial statements.
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
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A.     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
      Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.
      Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.
Item 9B.     Other Information
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

Name	Age	Position

Robert F. Spoerry	50	President, Chief Executive Officer and Chairman of the Board of Directors
William P. Donnelly	44	Chief Financial Officer
Peter Bürker	60	Head of Human Resources
Olivier A. Filliol	39	Head of Global Sales, Service and Marketing and Head of Process Analytics
Jean-Lucien Gloor	53	Head of Information Systems and Logistics
Timothy P. Haynes	41	Head of Retail
Beat E. Lüthi	44	Head of Laboratory
Urs Widmer	55	Head of Industrial
Francis A. Contino(1)	60	Director
John T. Dickson(2)(3)	60	Director
Philip H. Geier(2)	71	Director
John D. Macomber(1)	78	Director
Hans Ulrich Maerki(3)	59	Director
George M. Milne(3)	62	Director
Thomas P. Salice(1)(2)	46	Director

(1)	Audit Committee member

(2)	Compensation Committee member

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
      Olivier A. Filliol has been Head of Global Sales, Service and Marketing of the Company since April 2004, and Head of Process Analytics of the Company since June 1999. From June 1998 to June 1999 he served as General Manager of the Company’s U.S. checkweighing operations. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company working in the Geneva, Paris, London and Sydney offices.
      Jean-Lucien Gloor has been Head of Information Systems and Chief Information Officer of the Company since March 2001. From 1999 until joining the Company, he served as Head of Central Server Platforms at Credit Suisse Financial Services. Prior to 1999, he held various senior information systems positions during fifteen years with The Dow Chemical Company.

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
      John T. Dickson has been a Director since March 2000. Mr. Dickson was President and Chief Executive Officer of Agere Systems Inc. from August 2000 to October 2005. Previously, Mr. Dickson had been Executive Vice President and Chief Executive Officer of Lucent Technologies’ Microelectronics and Communications Technologies Group since October 1999. He joined AT&T Corp. in 1993 as Vice President of its Integrated Circuit business unit, moved to Lucent following its spin-off in 1996, and was named Chief Operating Officer of Lucent’s Microelectronics Group in 1997.
      Philip H. Geier has been a Director since July 2001. Mr. Geier was Chairman of the Board and Chief Executive Officer of the Interpublic Group of Companies, Inc. from 1980 to 2000 and was a Director of Interpublic from 1975 to 2000. Mr. Geier is also a Senior Advisor for Lazard Frères & Co. LLC and a Director of AEA Investors LLC, Alcon, Inc., Fiduciary Trust Co. International, Foot Locker, Inc. and IAG Research.
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
      Hans Ulrich Maerki has been a Director since September 2002. Mr. Maerki has been the Chairman and General Manager of IBM Europe/ Middle East/ Africa (EMEA) since August 2001. He is also a member of the World Wide Management Council of IBM Corporation. From July 2003 to May 2005, Mr. Maerki was also the General Manager of IBM EMEA. From 1996 to July 2001, Mr. Maerki was General Manager of IBM Global Services, EMEA. Mr. Maerki has been with IBM in various positions since 1973. Mr. Maerki is also a Director of ABB Ltd.
      George M. Milne, Jr., Ph.D., has been a Director since September 1999. From 1970 to July 2002, Dr. Milne held various management positions with Pfizer Corporation, including most recently Executive Vice President, Pfizer Global Research and Development and President, Worldwide Strategic and Operations Management. Dr. Milne was also a Senior Vice President of Pfizer Inc. and a member of the Pfizer Management Council. He was President of Central Research from 1993 to July 2002 with global responsibility for Pfizer’s Human and Veterinary Medicine Research and Development. Dr. Milne is also a Director of Aspreva Pharmaceuticals, Inc., Charles River Laboratories, Inc. and MedImmune Inc.

      Thomas P. Salice has been a Director since October 1996. Mr. Salice is a co-founder and Managing Member of SFW Capital Partners, LLC, a private equity firm. Previously, he was President of AEA Investors LLC, a private equity firm, from January 1999, Chief Executive Officer from January 2000, and Vice Chairman from September 2002 to December 2004. Mr. Salice is also a Director of Agere Systems Inc. and Waters Corporation. He also serves on the Board of Trustees of Fordham University.
Audit Committee
      The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Francis Contino (Chair), John Macomber and Thomas Salice.
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
Section 16(a) Beneficial Ownership Reporting Compliance
      Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “General Information — Compliance with Section 16(a) Beneficial Ownership Reporting Requirements” in the Proxy Statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”), which information is incorporated herein by reference.
Item 11.     Executive Compensation
      The information appearing in the sections captioned “Board of Directors — General Information,” “Executive Compensation” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2006 Proxy Statement is incorporated by reference herein.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information appearing in the section “Share Ownership” in the 2006 Proxy Statement is incorporated by reference herein.
Item 13.     Certain Relationships and Related Transactions
      None.
Item 14.     Principal Accountant Fees and Services
      Information appearing in the section “Audit Committee Report” in the 2006 Proxy Statement is hereby incorporated by reference.
PART IV
Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K
      (a) Exhibits, Financial Statements and Schedules:

1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1.

2. Financial Statement Schedule. See Schedule II, which is included on page S-1.

3. List of Exhibits. See Index of Exhibits included on page E-1.
      (b) Reports on Form 8-K:

Date Filed	Description

February 10, 2006	Press release announcing financial results for the fourth quarter and full year ended December 31, 2005
Press release announcing amendment of the Company’s by-laws

SIGNATURES
      Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 21, 2006

By:	/s/ Robert F. Spoerry

Robert F. Spoerry
Chairman of the Board, President and Chief
Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Robert F. Spoerry Robert F. Spoerry	Chairman of the Board, President and Chief Executive Officer

/s/ William P. Donnelly William P. Donnelly	Vice President and Chief Financial Officer (Principal financial and accounting officer)

/s/ Francis A. Contino Francis A. Contino	Director

/s/ John T. Dickson John T. Dickson	Director

Philip H. Geier	Director

/s/ John D. Macomber John D. Macomber	Director

/s/ Hans Ulrich Maerki Hans Ulrich Maerki	Director

/s/ George M. Milne George M. Milne	Director

/s/ Thomas P. Salice Thomas P. Salice	Director

Exhibit		Description

3.1		Amended and Restated Certificate of Incorporation of the Company(1)
3.2		Amended By-laws of the Company, effective as of the 2005 annual meeting (April 27, 2005)(14)
4.6		Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares(9)
10.10		Amended and Restated Credit Agreement, dated as of November 7, 2005(2)
10.11		Indenture, dated as of November 12, 2003(12)
10.20		1997 Amended and Restated Stock Option Plan(3)
10.21		Amendment to the 1997 Amended and Restated Stock Option Plan(4)
10.22		Mettler-Toledo International Inc. 2004 Equity Incentive Plan(13)
10.31		Regulations of the Performance Oriented Bonus System (POBS) — Incentive System for the Management of Mettler Toledo, effective as of November 5, 1998(5)
10.32		Regulations of the POBS Plus — Incentive Scheme for Senior Management of Mettler Toledo, effective as of March 14, 2000(6)
10.33		Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of March 7, 2000(6)
10.41		Employment Agreement between Robert Spoerry and Mettler-Toledo AG, dated as of October 30, 1996(7)
10.42		Indemnification Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated June 6, 2002(10)
10.43		Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.44		Employment Agreement between Olivier Filliol and Mettler-Toledo GmbH, dated as of May 21, 2001(8)
10.45		Indemnification Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated June 6, 2002(10)
10.46		Employment Agreement between Beat Luethi and Mettler-Toledo International Inc., dated as of October 31, 2002(11)
10.47		Indemnification Agreement between Beat Luethi and Mettler-Toledo International Inc., dated March 31, 2003 (11)
10.48		Employment Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of May 11, 2001(8)
10.49		Indemnification Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of June 6, 2002(15)
21	*	Subsidiaries of the Company
23	.1*	Consent of PricewaterhouseCoopers LLP
23	.2*	Consent of PricewaterhouseCoopers AG
31	.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated November 8, 2005

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

(4)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

E-1

(5)	Incorporated by reference to the Company’s Report on Form 10-K dated March 18, 1999

(6)	Incorporated by reference to the Company’s Report on Form 10-K dated March 24, 2000

(7)	Incorporated by reference to the Company’s Report on Form 10-K dated March 31, 1997

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(9)	Incorporated by reference to the Company’s Registration Statement on Form 8-K/ A filed on August 29, 2002

(10)	Incorporated by reference to the Company’s Report on Form 10-K dated March 14, 2003

(11)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 4, 2003

(12)	Incorporated by reference to the Company’s Report on Form 10-K dated March 15, 2004

(13)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated February 9, 2005

(15)	Incorporated by reference to the Company’s Report on Form 10-K dated February 25, 2005

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Mettler-Toledo International Inc.
      We have completed an integrated audit of Mettler-Toledo International Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audit, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, OH
February 20, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Mettler-Toledo International Inc.
      In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers AG

/s/ Julie Fitzgerald Julie Fitzgerald	/s/ Rolf Johner Rolf Johner
Zurich, Switzerland
February 25, 2005

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2005	2004	2003

Net sales
Products	$1,144,309	$1,082,097	$1,014,722
Service	338,163	322,357	289,709

Total net sales	1,482,472	1,404,454	1,304,431
Cost of sales
Products	535,626	516,118	498,207
Service	216,527	205,929	188,048

Gross profit	730,319	682,407	618,176
Research and development	81,893	83,217	78,003
Selling, general and administrative	441,702	419,780	372,822
Amortization	11,436	12,256	11,724
Interest expense	14,880	12,888	14,153
Other charges, net	20,224	42	4,563

Earnings before taxes	160,184	154,224	136,911
Provision for taxes	51,282	46,267	41,073

Net earnings	$108,902	$107,957	$95,838

Basic earnings per common share:
Net earnings	$2.58	$2.44	$2.15
Weighted average number of common shares	42,207,777	44,237,214	44,473,913

Diluted earnings per common share:
Net earnings	$2.52	$2.37	$2.11
Weighted average number of common and common equivalent shares	43,285,121	45,483,969	45,508,847
The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$324,578	$67,176
Trade accounts receivable, less allowances of $7,897 in 2005 and $9,759 in 2004	271,915	271,097
Inventories	150,201	156,539
Current deferred tax assets, net	30,210	27,487
Other current assets and prepaid expenses	23,755	30,058

Total current assets	800,659	552,357
Property, plant and equipment, net	218,519	242,709
Goodwill	423,048	433,675
Other intangible assets, net	105,161	126,506
Non-current deferred tax assets, net	73,042	72,847
Other non-current assets	49,344	51,978

Total assets	$1,669,773	$1,480,072

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$88,553	$85,129
Accrued and other liabilities	68,277	90,466
Accrued compensation and related items	91,409	74,678
Deferred revenue and customer prepayments	34,803	26,176
Taxes payable	59,015	59,556
Current deferred tax liabilities	5,054	5,328
Short-term borrowings	6,345	6,913

Total current liabilities	353,456	348,246
Long-term debt	443,795	196,290
Non-current deferred tax liabilities	78,360	81,927
Other non-current liabilities	135,160	132,723

Total liabilities	1,010,771	759,186
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,780,211 shares, outstanding 41,404,071 and 43,366,139 shares at December 31, 2005 and 2004, respectively	469	456
Additional paid-in capital	457,108	476,696
Treasury stock at cost (3,381,940 shares in 2005 and 1,414,072 shares in 2004)	(170,325)	(67,404)
Retained earnings	417,075	308,173
Accumulated other comprehensive income (loss)	(45,325)	2,965

Total shareholders’ equity	659,002	720,886

Total liabilities and shareholders’ equity	$1,669,773	$1,480,072

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2002	44,384,820	$444	$459,213	$—	$104,378	$(61,649)	$502,386
Exercise of stock options	197,197	2	3,575	—	—	—	3,577
Tax benefit resulting from exercise of certain employee stock options	—	—	8,840	—	—	—	8,840
Comprehensive income:
Net earnings	—	—	—	—	95,838	—	95,838
Unrealized gain on cash flow hedging arrangements	—	—	—	—	—	3,960	3,960
Change in currency translation adjustment	—	—	—	—	—	34,209	34,209
Minimum pension liability adjustment, net of tax	—	—	—	—	—	5,186	5,186

Total comprehensive income							139,193

Balance at December 31, 2003	44,582,017	$446	$471,628	$—	$200,216	$(18,294)	$653,996
Exercise of stock options	992,622	10	(10,828)	36,385	—	—	25,567
Repurchases of common stock	(2,208,500)	—	—	(103,789)			(103,789)
Tax benefit resulting from exercise of certain employee stock options	—	—	5,037	—	—	—	5,037
Reversal of deferred tax valuation allowance			10,859				10,859
Comprehensive income:
Net earnings	—	—	—	—	107,957	—	107,957
Unrealized gain on cash flow hedging arrangements	—	—	—	—	—	436	436
Change in currency translation adjustment	—	—	—	—	—	23,087	23,087
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(2,264)	(2,264)

Total comprehensive income							129,216

Balance at December 31, 2004	43,366,139	$456	$476,696	$(67,404)	$308,173	$2,965	$720,886
Exercise of stock options	1,267,132	13	(34,717)	61,671	—	—	26,967
Repurchases of common stock	(3,229,200)	—	—	(164,592)	—	—	(164,592)
Tax benefit resulting from exercise of certain employee stock options	—	—	15,129	—	—	—	15,129
Comprehensive income:
Net earnings	—	—	—	—	108,902	—	108,902
Change in currency translation adjustment	—	—	—	—	—	(37,473)	(37,473)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(10,817)	(10,817)

Total comprehensive income							60,612

Balance at December 31, 2005	41,404,071	$469	$457,108	$(170,325)	$417,075	$(45,325)	$659,002

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$108,902	$107,957	$95,838
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,977	26,668	25,086
Amortization	11,436	12,256	11,724
Deferred taxes	10,962	(107)	953
Other	20,057	676	(940)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(18,377)	(11,337)	3,516
Inventories	(5,171)	4,449	8,773
Other current assets	2,790	4,584	1,708
Trade accounts payable	9,409	12,934	(8,452)
Taxes payable	3,056	6,577	(19,440)
Accruals and other(a)	8,018	1,336	(1,535)

Net cash provided by operating activities	177,059	165,993	117,231

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,423	1,819	2,092
Purchase of property, plant and equipment	(32,498)	(27,882)	(27,152)
Acquisitions	(4,087)	(2,287)	(4,450)

Net cash used in investing activities	(35,162)	(28,350)	(29,510)

Cash flows from financing activities:
Proceeds from borrowings	667,901	81,027	248,726
Repayments of borrowings	(414,578)	(121,631)	(325,946)
Proceeds from exercise of stock options	27,007	25,567	3,577
Repurchases of common stock	(161,832)	(102,397)	—
Refinancing fees	(760)	—	(3,077)

Net cash provided by (used in) financing activities	117,738	(117,434)	(76,720)

Effect of exchange rate changes on cash and cash equivalents	(2,233)	1,851	2,688

Net increase in cash and cash equivalents	257,402	22,060	13,689

Cash and cash equivalents:
Beginning of period	67,176	45,116	31,427

End of period	$324,578	$67,176	$45,116

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$13,594	$12,426	$13,955
Taxes	$37,263	$39,798	$40,451

(a)	Accruals and other include payments for restructuring and related activities of $2.0 million, $4.0 million and $16.8 million in 2005, 2004 and 2003, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, unless otherwise stated)

1.	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
      Mettler-Toledo International Inc. (“Mettler-Toledo” or the “Company”) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments, and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging, and provides solutions for use in certain process analytics applications. The Company’s primary manufacturing facilities are located in China, Germany, Switzerland, the United Kingdom and the United States. The Company’s principal executive offices are located in Greifensee, Switzerland.
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
      The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.
      Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
      Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less.

Trade Accounts Receivable
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. Historically the Company has had very minimal bad debts due to its customer base.

Inventories
      Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of our inventory are made for excess and obsolete items based on forecast usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Long-Lived Assets

a) Property, Plant and Equipment
      Property, plant and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are charged to expense as incurred. Depreciation is charged on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15 to 50 years
Machinery and equipment	3 to 12 years
Computer software	3 to 5 years
Leasehold improvements	Shorter of useful life or lease term

b) Capitalized Software
      In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property, plant and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years.

c) Goodwill and Other Intangible Assets
      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections.
      Other intangible assets also include definite-lived assets which are subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. The Company assesses the recoverability of other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

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

Currency Translation and Transactions
      The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such non-U.S. dollar functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated in other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Transaction gains and losses are included as a component of net earnings.

Revenue Recognition
      Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, we do not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s typical solution requires no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we also defer revenue where installation is required, unless such installation is perfunctory. We also generally maintain the right to accept or reject a product return in our terms and conditions and we also maintain accruals for outstanding credits. Distributor discounts are offset against revenue at the time such revenue is recognized. Revenues from service contracts are recognized ratably over the contract period.

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Earnings per Common Share
      In accordance with the treasury stock method, the Company has included 1,077,344, 1,246,755 and 1,034,934 equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2005, 2004 and 2003, respectively, relating to outstanding stock options.
      Outstanding options to purchase 127,125, 748,813 and 1,955,938 shares of common stock for the years ending December 31, 2005, 2004 and 2003, respectively, have been excluded from the calculation of diluted weighted average number of common shares as such options would be anti-dilutive.

Stock-Based Compensation
      The Company applies the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plan.
      Had compensation cost for the Company’s stock option plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net earnings and basic and diluted net earnings per common share for the years ended December 31 would have been as follows:

	2005	2004	2003

Net earnings:
As reported	$108,902	$107,957	$95,838
Compensation expense, net of tax benefit	(6,277)	(7,290)	(6,748)

Pro forma	$102,625	$100,667	$89,090

Basic earnings per common share:
As reported	$2.58	$2.44	$2.15
Compensation expense	(0.15)	(0.16)	(0.15)

Pro forma	$2.43	$2.28	$2.00

Weighted average number of common shares	42,207,777	44,237,214	44,473,913
Diluted earnings per common share:
As reported	$2.52	$2.37	$2.11
Compensation expense	(0.14)	(0.15)	(0.15)

Pro forma	$2.38	$2.22	$1.96

Weighted average number of common shares and common equivalents	43,122,131	45,281,189	44,508,847

Derivative Financial Instruments
      The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 5, the Company enters into foreign currency forward exchange contracts to economically hedge certain short-term intercompany balances involving its international businesses. Such contracts limit the Company’s exposure to both favorable and unfavorable currency fluctuations on the items they hedge. These contracts are adjusted to reflect market values as of

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
each balance sheet date, with the resulting changes in fair value being recognized in the appropriate financial statement caption in the income statement consistent with the underlying position.
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

New Accounting Pronouncement
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires public companies to recognize the cost of employee services received in exchange for an award (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. Disclosure of the effect of expensing the fair value of equity compensation is currently required under SFAS 123 (see Stock-Based Compensation within Note 2) by continuing to apply the guidance in APB 25. On April 15, 2005, the Securities and Exchange Commission issued a release that delayed the implementation of SFAS 123R to annual periods beginning after June 15, 2005. The Company has assessed the impact of adopting SFAS 123R in 2006. Based upon existing information, the Company estimates its share-based compensation arrangements will reduce 2006 net earnings between $5 million and $6 million or approximately $0.13 per share. This includes compensation expense associated with non-qualified stock options as well as restricted stock units. As described in Note 11, the compensation committee of the Board of Directors determined in the fourth quarter of 2005 to grant restricted share units to participating managers who previously received non-qualified stock options in previous years. Executive officers continued to receive non-qualified option grants.

3.	BUSINESS COMBINATIONS
      During the years ended December 31, 2005 and 2004, the Company spent approximately $4.1 million and $2.3 million, respectively, on acquisitions and additional consideration related to earn-out periods associated with acquisitions consummated in prior years. Goodwill recognized in connection with these acquisition payments totaled $3.4 million and $1.5 million, respectively, which is included in the Company’s Western European Operations, Swiss Operations and Other segments in 2005 and in the U.S. Operations, Swiss Operations, Chinese Operations and Other segments in 2004. The Company accounted for the acquisition payments and additional consideration using the purchase method of accounting.
      A reconciliation of the change in goodwill during the years ended December 31, 2005 and 2004 is provided in Note 7 to these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      The terms of certain of our acquisitions in 2005 and earlier years provide for possible additional earn-out payments. The Company does not currently believe it will make any material payments relating to such earn-outs. Any additional earn-out payments incurred will be treated as additional purchase price and accounted for using the purchase method of accounting.

4.	INVENTORY
      Inventory consisted of the following at December 31:

	2005	2004

Raw materials and parts	$80,201	$73,607
Work-in-progress	19,777	32,323
Finished goods	50,223	50,609

	$150,201	$156,539

5.	FINANCIAL INSTRUMENTS
      As described in Note 9, on November 7, 2005, the Company amended and restated its existing $300 million Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increases the amount that can be borrowed under the facility from $300 million to $450 million, extends the maturity date to November 2010 and lowers the margin applicable to the interest rate payable thereunder. The remaining terms of the Amended Credit Agreement are substantially the same as under the prior Credit Agreement. The Company incurred fees of approximately $0.9 million in conjunction with amending and restating the Credit Agreement which are amortized to interest expense over five years.
      In November 2003, the Company issued $150 million of seven-year Senior Notes (the “Senior Notes”). In connection with this issuance, the Company entered into an interest rate swap agreement, designated as a fair value hedge, which changes the fixed interest obligation associated with $30 million of the Senior Notes into a floating rate. This agreement has a maturity date of November 15, 2010. Under the swap, the Company will receive a fixed interest rate of 4.85% (i.e., the same rate as the Senior Notes) and pay interest at a rate of LIBOR plus 0.22%. At December 31, 2005, the fair value of the swap was approximately a $0.4 million loss.
      At December 31, 2005, the Company had outstanding foreign currency forward contracts in the amount of $69.6 million, in order to economically hedge short-term intercompany balances with its foreign businesses.
      The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company does not believe that such counterparties will not be able to fully satisfy their obligations under these contracts.
      The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amount the Company would pay or receive to terminate the agreements at the reporting date.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

6.	PROPERTY, PLANT AND EQUIPMENT, NET
      Property, plant and equipment, net, consisted of the following at December 31:

	2005	2004

Land	$49,837	$57,478
Building and leasehold improvements	142,734	156,918
Machinery and equipment	212,327	236,874
Computer software	3,829	5,016

	408,727	456,286
Less accumulated depreciation and amortization	(190,208)	(213,577)

	$218,519	$242,709

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
      The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2005	2004

Balance at beginning of year	$433,675	$421,940
Goodwill acquired	3,401	1,461
Foreign currency translation and other	(14,028)	10,274

Balance at year end	$423,048	$433,675

      In accordance with SFAS 142, goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review under SFAS 142 and determined that, through December 31, 2005, there had been no impairment of these assets.
      The components of other intangible assets as of December 31 are as follows:

	2005		2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$72,339	$(7,104)	$71,329	$(5,216)
Proven technology and patents	29,918	(13,402)	28,651	(11,655)
Tradename (finite life)	1,427	(451)	1,499	(441)
Tradename (indefinite life)	22,434	—	22,434	—
Intellectual property license (indefinite life)	—	—	19,905	—

	$126,118	$(20,957)	$143,818	$(17,312)

      The annual aggregate amortization expense based on the current balance of other intangible assets for each of the next five years is estimated at $4.5 million. The non-indefinite-lived intangible assets are amortized on a straight-line basis over periods ranging from 7 to 45 years.
      The Company had amortization expense associated with the above intangible assets of $4.1 million for both the years ended December 31, 2005 and 2004.
      As of December 31, 2004, the Company’s intangible assets included a $19.9 million indefinite-life intangible asset relating to an intellectual property license. This license was previously subject to litigation

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
with the grantor and on June 6, 2005 the Company was ordered to pay $0.6 million in damages and the respective intellectual property license was terminated. Due to the cancellation of the license, the Company has concluded that the intangible asset has no future benefit and as such, during the second quarter of 2005, has written off the total value of the asset, $19.9 million ($12 million after tax). This charge has been included as a component of Other charges, net within the Consolidated Statement of Operations.
      The Company has subsequently appealed the trial court decision. Litigation concerning the license and related issues is ongoing between the Company and the other party to the license. The Company does not believe that the litigation will have a material adverse effect on its consolidated financial condition, results of operations or cash flows. In 2004, the Company had $13.9 million in sales of these third party-manufactured pipettes in the U.S. which had declined 28% since 2001. The Company expects to minimize any impact to its sales and profitability by increasing the sales of its own higher margin pipettes, including those the Company already manufactures and sells outside the United States.

8.	WARRANTY
      The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheet. Changes to the Company’s accrual for product warranties for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Balance at beginning of year	$10,483	$10,121
Accruals for warranties	14,062	12,346
Foreign currency translation	(846)	489
Payments/utilizations	(12,967)	(12,473)

Balance at year end	$10,732	$10,483

9.	LONG-TERM DEBT
      Long-term debt consisted of the following at December 31:

	2005	2004

$150 million Senior Notes, interest at 4.85%, due November 15, 2010	$149,640	$150,395
Less: unamortized discount	(172)	(208)

	149,468	150,187
Revolving credit facilities, interest at LIBOR plus 0.375%	294,327	46,103

	$443,795	$196,290

November 2005 Refinancing
      On November 7, 2005, the Company amended and restated its Credit Agreement, which amends and restates its prior Credit Agreement, dated as of November 12, 2003. The Amended Credit Agreement increases the amount that can be borrowed under the facility from $300 million to $450 million, extends the maturity date to November 2010 and lowers the margin applicable to the interest rate payable thereunder. The remaining terms of the Amended Credit Agreement are substantially the same as under the prior Credit Agreement. The Company incurred fees of approximately $0.9 million in conjunction with amending and restating the Credit Agreement which are being amortized to interest expense over five years.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Amended Credit Agreement
      The $450 million Amended Credit Agreement is provided by a group of financial institutions and has a maturity date of November 5, 2010. It is not subject to any scheduled principal payments. Borrowings under the Amended Credit Agreement bear interest at current market rates plus a margin based on our senior unsecured credit ratings (currently “BBB” by Standard & Poor’s and “Baa3” by Moody’s) and is currently set at LIBOR plus 0.375%. We must also pay facility fees that are tied to our credit ratings. The Amended Credit Agreement contains covenants, for which the Company was in compliance as of December 31, 2005, including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. This also places certain limitations on us, including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the Amended Credit Agreement has several events of default, including upon a change of control. As of December 31, 2005, approximately $146.2 million was available under the facility. The Amended Credit Agreement is unsecured.

Senior Notes
      In November 2003, the Company issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010. The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes. At the Company’s option, the Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

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
      The Company’s weighted average interest rate for the years ended December 31, 2005 and 2004 was approximately 6%. The carrying value of the Company’s debt obligations approximates fair value.

10.	SHAREHOLDERS’ EQUITY

Common Stock
      The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2005, 6,866,742 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plan.

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

Restricted Stock Units
      In 2005, the Company made its initial grant of 74,600 restricted stock units to certain employees. The grant-date fair value of the restricted stock unit was $52.37 and the restricted units vest ratably over a five-year period. The intrinsic value of the restricted stock units on the date of grant of $3.9 million will be recorded as compensation expense ratably over the vesting period. Approximately $0.1 million of compensation expense was recognized during the year ended December 31, 2005.

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

Share Repurchase Program
      The Company has a share repurchase program that was announced in February 2004 and updated in November 2004 and November 2005. Under the program, the Company has been authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, an additional $200 million over the two-year period ending December 31, 2006 and an additional $200 million over the two-year period ending December 31, 2007. The share repurchases are expected to be funded from cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.
      During the years ended December 31, 2005 and 2004, the Company spent $164.6 million and $103.8 million on the repurchase of 3,229,200 shares and 2,208,500 shares at an average price of $50.94 and $46.97, respectively. An additional $4.2 million and $1.4 million relating to the settlement of shares repurchased as of December 31, 2005 and 2004 were cash settled during 2006 and 2005, respectively. The Company reissued 1,261,332 shares and 794,428 shares held in treasury for the exercise of stock options

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
during 2005 and 2004, respectively. As of December 31, 2005, there were $231.6 million of remaining equity shares authorized to be repurchased under the plan.

Accumulated Other Comprehensive Income (Loss)
      Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2005	2004	2003

Currency translation adjustment	$(3,542)	$33,931	$10,844
Unrealized gain (loss) on cash flow hedging arrangements	—	—	(436)
Additional minimum pension liability	(61,860)	(46,948)	(43,567)
Deferred tax on additional minimum pension liability	20,077	15,982	14,865

Total accumulated other comprehensive income (loss)	$(45,325)	$2,965	$(18,294)

11.	EQUITY INCENTIVE PLAN
      The Company’s equity incentive plan provides employees and directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2004 equity incentive plan was approved by shareholders on May 6, 2004 and provides that 3.5 million shares of common stock, plus any options outstanding under the Company’s prior option plan that terminate without being exercised, and 2.1 million restricted units may be the subject of awards. The plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of grant. Options generally vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years and six months of the total shares authorized. Restricted units vest equally over a five-year period from the date of grant. During 2005, the compensation committee of the Board of Directors determined to grant restricted share units to participating managers and non-qualified stock options to executive officers.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      Stock option activity is shown below:

		Weighted Average
	Number of Options	Exercise Price

Outstanding at December 31, 2002	4,799,773	$27.65
Granted	1,088,000	36.88
Exercised	(197,197)	(18.16)
Forfeited	(68,600)	(40.77)

Outstanding at December 31, 2003	5,621,976	$29.61
Granted	588,500	47.53
Exercised	(992,622)	(25.76)
Forfeited	(251,900)	(39.24)

Outstanding at December 31, 2004	4,965,954	$32.02
Granted	496,000	51.70
Exercised	(1,267,132)	(21.28)
Forfeited	(270,450)	(39.67)

Outstanding at December 31, 2005	3,924,372	$37.44

Options exercisable at December 31, 2003	3,005,676	$22.10
Options exercisable at December 31, 2004	2,845,782	$25.38
Options exercisable at December 31, 2005	2,285,472	$32.32
      At December 31, 2005, 2,942,370 options to purchase shares of common stock were available for grant. The following table details the weighted average remaining contractual life of options outstanding at December 31, 2005 by range of exercise prices:

		Remaining Contractual
Number of Options	Weighted Average	Life of Options	Options
Outstanding	Exercise Price	Outstanding	Exercisable

436,325	$7.95	0.8	436,325
188,752	$15.90	1.8	188,752
168,300	$28.31	5.4	126,100
1,154,595	$35.77	7.5	646,695
1,976,400	$46.14	7.5	887,600

3,924,372		6.1	2,285,472

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2005, 2004 and 2003 was approximately $16.15, $13.52 and $7.83, respectively. Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2005	2004	2003(a)

Risk-free interest rate	4.50%	3.30%	3.00%
Expected life in years	5	5	4
Expected volatility	25%	25%	25%
Expected dividend yield	—	—	—

(a)	In 2003, 385,000 options to purchase shares of common stock with a grant-date fair value of $5.40 were granted on a performance-related basis and had an expected life of 1.5 years. The performance criteria were met during 2003 and the options vested during 2005.
      Restricted stock unit activity is shown below:

Number of Restricted Stock Units

Outstanding at December 31, 2004	—
Granted	74,600
Exercised	—
Forfeited	—

Outstanding at December 31, 2005	74,600
Units exercisable at December 31, 2005	—
      At December 31, 2005, 2,025,400 restricted stock units to purchase shares of common stock were available for grant.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

12.	BENEFIT PLANS
      Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.
      Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $9.2 million, $7.5 million and $7.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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
      In accordance with Emerging Issues Task Force Issue No. 03-4, “Accounting for Cash Balance Pension Plans” (“EITF 03-4”), the Company determined in 2003 that its Swiss cash balance pension plan met the requirements necessitating a change in the method of expense attribution used in its actuarial calculations from the “projected unit credit” method to the “traditional unit credit” method. Unlike the projected unit credit method, the traditional unit credit method does not assume compensation increases in calculating the benefit obligation, because the pension benefit is based on a guaranteed return on pension contributions, rather than employees’ compensation for certain periods during the last years of employment. Accordingly, this required change in methodology resulted in a reduction in the projected benefit obligation of approximately $53.3 million, which is subject to amortization over the expected future service life of Switzerland-based employees.
      The Company uses a measurement date of September 30 for its defined benefit pension and other benefit plans. The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plans at December 31, 2005 and 2004:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits

	2005	2004	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$107,445	$99,795	$465,347	$402,480	$26,348	$29,778
Service cost, gross	635	506	18,494	19,469	211	226
Interest cost	6,030	6,062	17,241	16,980	1,431	1,617
Actuarial (gains) losses	7,145	6,139	68,549	8,923	(332)	(2,813)
Plan amendments and other	—	—	(8,983)	(1,682)	—	—
Benefits paid	(5,351)	(5,057)	(16,289)	(20,819)	(2,426)	(2,460)
Impact of foreign currency	—	—	(65,105)	39,996	—	—

Benefit obligation at end of year	$115,904	$107,445	$479,254	$465,347	$25,232	$26,348

Change in plan assets:
Fair value of plan assets at beginning of year	$83,625	$70,466	$460,698	$403,651	$—	$—
Actual return on plan assets	9,665	8,188	40,637	12,918	—	—
Employer contributions	10,041	10,028	11,666	18,740	2,426	2,460
Plan participants’ contributions	—	—	6,193	6,388	146	163
Benefits paid	(5,351)	(5,057)	(16,289)	(20,819)	(2,572)	(2,623)
Impact of foreign currency	—	—	(63,868)	39,820	—	—

Fair value of plan assets at end of year	$97,980	$83,625	$439,037	$460,698	$—	$—

Funded status	$(17,924)	$(23,820)	$(40,217)	$(4,649)	$(25,232)	$(26,348)
Unrecognized net actuarial (gain) loss	40,651	37,970	1,537	(45,940)	(3,331)	(3,957)
Post-measurement date contributions	10	10,006	—	—	504	670

Net amount recognized	$22,737	$24,156	$(38,680)	$(50,589)	$(28,059)	$(29,635)

      Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits

	2005	2004	2005	2004	2005	2004

Other non-current assets	$—	$—	$23,110	$21,419	$—	$—
Pension and other post- retirement liabilities	(17,914)	(13,813)	(82,999)	(80,987)	(28,059)	(29,635)
Accumulated other comprehensive loss	40,651	37,969	21,209	8,979	—	—

Net amount recognized	$22,737	$24,156	$(38,680)	$(50,589)	$(28,059)	$(29,635)

      The accumulated benefit obligations at December 31, 2005 and 2004 were $115.9 million and $107.4 million, respectively, for the U.S. defined benefit pension plan and $429.4 million and $447.9 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. Pension Benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
accumulated benefit obligation and fair value of assets of these plans as of December 31, 2005 were $141.0 million, $131.6 million and $50.3 million, respectively.
      The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.

	2005	2004	2003	2005	2004	2003

Discount rate	5.50%	5.75%	6.25%	3.30%	4.20%	4.50%
Compensation increase rate	n/a	n/a	n/a	2.30%	2.20%	2.50%
      The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.

	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.25%	7.00%	3.30%	4.20%	4.50%
Compensation increase rate	n/a	n/a	n/a	2.30%	2.20%	2.50%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	5.20%	5.20%	6.10%
      Net periodic pension cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.

	2005	2004	2003	2005	2004	2003

Service cost, net	$635	$506	$431	$12,607	$13,081	$13,934
Interest cost on projected benefit obligations	6,030	6,062	6,129	17,241	16,980	18,807
Expected return on plan assets	(7,612)	(6,390)	(5,033)	(22,216)	(21,304)	(22,281)
Impact of early retirement	—	—	428	—	—	—
Recognition of actuarial losses (gains)	2,407	2,279	1,714	(1,035)	(1,620)	642

Net periodic pension cost	$1,460	$2,457	$3,669	$6,597	$7,137	$11,102

      Net periodic post-retirement benefit cost for the U.S. post-retirement plans includes the following components for the years ended December 31:

	2005	2004	2003

Service cost	$211	$226	$132
Interest cost on projected benefit obligations	1,431	1,617	1,856
Curtailment gain on plan freeze	—	—	(929)
Net amortization and deferral	(958)	(841)	(576)

Net periodic post-retirement benefit cost	$684	$1,002	$483

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      The accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost were principally determined using discount rates of 5.50% in 2005, 5.75% in 2004 and 6.25% in 2003 and health care cost trend rates ranging from 9% to 12% in 2005, 9% to 13.5% in 2004 and 9% to 14% in 2003, decreasing to 4.5% in 2009.
      The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$145	$(142)
Effect on post-retirement benefit obligation	$1,964	$(1,747)
      Plan assets relate principally to the Company’s U.S. and Swiss subsidiaries and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments. Actual and target asset allocations in the Company’s pension plans at December 31, 2005 and 2004 were as follows:

	U.S.			Non-U.S.

	Target	2005	2004	Target	2005	2004

Debt securities	30-40%	33%	32%	50- 70%	51%	66%
Equity securities	60-70%	67%	66%	20- 40%	38%	24%
Real estate and other	0-5%	0%	2%	5-15%	11%	10%

Total	100%	100%	100%	100%	100%	100%

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
      The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension	Non-U.S. Pension		Other Benefits Net of
	Benefits	Benefits	Other Benefits Gross	Subsidy

2006	$5,322	$12,079	$2,460	$2,268
2007	5,381	13,336	2,520	2,314
2008	5,531	14,337	2,538	2,321
2009	5,706	15,398	2,586	2,361
2010	5,833	16,274	2,590	2,359
2011 - 2015	33,105	97,955	11,972	10,838

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
      In 2006, the Company expects to make normal employer pension contributions of approximately $11 million to its non-U.S. pension plans and normal employer contributions of approximately $2 million to its U.S. post-retirement medical plan.

13.	TAXES
      The sources of the Company’s earnings (losses) before taxes were as follows for the years ending December 31:

	2005	2004	2003

United States	$(1,955)	$11,964	$29,208
Non-United States	162,139	142,260	107,703

Earnings before taxes	$160,184	$154,224	$136,911

      The provisions for taxes consist of:

	Current	Deferred	Total

Year ended December 31, 2005:
United States federal	$4,442	$17,511	$21,953
State and local	1,473	(2,137)	(664)
Non-United States	33,040	(3,047)	29,993

Total	$38,955	$12,327	$51,282

Year ended December 31, 2004:
United States federal	$643	$4,606	$5,249
State and local	594	1,571	2,165
Non-United States	45,137	(6,284)	38,853

Total	$46,374	$(107)	$46,267

Year ended December 31, 2003:
United States federal	$3,470	$10,356	$13,826
State and local	585	700	1,285
Non-United States	26,885	(923)	25,962

Total	$30,940	$10,133	$41,073

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      The provisions for tax expense for the years ending December 31, 2005, 2004 and 2003 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2005	2004	2003

Expected tax	$56,064	$53,978	$47,919
United States state and local income taxes, net of federal income tax benefit	(1,574)	2,165	1,285
Change in valuation allowance	160	2,375	(2,728)
Special foreign earnings repatriations and audit settlements	5,411	—	—
Other non-United States income taxes at other than a 35% rate	(9,428)	(12,646)	(8,695)
Other, net	649	395	3,292

Total provision for taxes	$51,282	$46,267	$41,073

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2005	2004

Deferred tax assets:
Inventory	$6,138	$5,727
Accrued and other liabilities	25,345	23,634
Accrued post-retirement benefit and pension costs	36,317	34,382
Net operating loss and tax credit carryforwards	46,097	56,309
Other	14,515	5,282

Total deferred tax assets	128,412	125,334
Less valuation allowance	(25,160)	(25,000)

Total deferred tax assets less valuation allowance	103,252	100,334

Deferred tax liabilities:
Inventory	2,866	903
Property, plant and equipment	30,047	36,514
Rainin intangibles amortization	13,695	16,851
Prepaid post-retirement benefit and pension costs	9,364	9,686
Other	14,815	14,525
International earnings	12,627	8,776

Total deferred tax liabilities	83,414	87,255

Net deferred tax asset	$19,838	$13,079

      The Company has recorded valuation allowances related to its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The Company did not realize a significant change in its valuation allowance for 2005.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
$5.3 million and $1.4 million of the valuation allowance will be credited to shareholders’ equity and goodwill, respectively, if and when realized.
      At December 31, 2005, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of $2.1 million that expire in various amounts through 2021 and foreign tax credits of $8.4 million that expire in various amounts through 2014. The Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.
      The Company plans to repatriate in future years $75 million of previously unremitted earnings of foreign subsidiaries. Accordingly, a deferred tax liability of $12.6 million has been established to account for the incremental tax costs associated with the planned repatriation. No deferred tax liability has been recognized on the residual unremitted earnings approximating $2 million, as such earnings have been permanently reinvested in the business.
      As a result of the American Jobs Creation Act of 2004, the Company repatriated $396 million of cash during 2005 that has been generated over time by its foreign operations. As a result of this repatriation, the Company recorded additional income tax expense of $13.1 million. This amount reflects the federal tax impact in the United States (including certain state taxes) of $12.3 million, foreign withholding taxes of $2.0 million and a net decrease of $1.2 million of deferred tax liabilities associated with the reassessment of pre-existing and future dividend repatriations. In addition, the Company recorded tax benefits of $7.7 million related to the favorable resolution of certain tax matters.
      The Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.
      The Company currently benefits from tax holidays in certain jurisdictions. These holidays expire at various dates in the future and may or may not be renewable. Management does not believe that potential changes in tax benefits from existing tax holidays will have a material adverse effect on the Company’s financial condition or results of operations.

14.	OTHER CHARGES, NET
      Other charges, net consists primarily of charges related to the Company’s restructuring programs, interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.
      Other charges, net includes a $21.8 million charge related to pipette litigation. In June of 2005, the Company wrote off a non-cash $19.9 million ($12 million after tax) intangible asset relating to an intellectual property license that was subject to litigation with the grantor which is included as a component of Other and Deferred taxes in the interim consolidated statements of cash flows. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during the three months ended June 30, 2005, which includes damages of $0.6 million due to the grantor.
      During the first quarter of 2003, we recorded a restructuring charge of $5.4 million ($3.8 million after tax) related to the final union settlement on the closure of our French manufacturing facility. This charge

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
comprised the additional employee-related costs resulting from final settlement of the social plan negotiated with the French workers’ council during the first quarter of 2003.
      We assess our accrual for restructuring activities on an ongoing basis. During the third quarter of 2003, we recorded a reduction in the restructuring accrual of $1.0 million, included within Other charges, net, as a result of lower employee-related charges than originally anticipated. Also, a restructuring charge of $1.4 million was recorded related to an extension of manufacturing consolidation activities. This charge comprised severance of $1.0 million, included within Other charges, net, and inventory write-downs of $0.4 million, included within Cost of sales.
      At December 31, 2003, we had substantially completed the restructuring programs described above.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases
      The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2005:

2006	$21,743
2007	17,549
2008	12,767
2009	7,985
2010	7,284
Thereafter	18,108

Total	$85,436

      Rent expense for operating leases amounted to $30.7 million, $29.4 million and $28.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Legal
      The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

16.	SEGMENT REPORTING
      Operating segments are the individual reporting units within the Company. These units are managed separately, and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has updated the geographic aggregation of its segments as of March 31, 2005 and has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. Prior year segment information has been restated to conform with current period presentation.
      U.S. Operations represent certain of the Company’s marketing and producing organizations located in the United States. Western European Operations include the Company’s marketing and producing organizations in Western Europe, excluding operations located in Switzerland. Swiss Operations include marketing and producing organizations located in Switzerland as well as extensive R&D operations that are

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Chinese Operations represents the Company’s marketing and producing organizations located in China. The Company’s market organizations are geographically focused and are responsible for all aspects of the Company’s sales and service. Operating segments that exist outside these reportable segments are included in Other.
      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on adjusted operating income which is referred to as segment profit for segment reporting (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes). Inter-segment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to					Purchase of
For the Year Ended December 31,	External	Other	Total Net	Segment			Property, Plant
2005	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$560,238	$50,361	$610,599	$79,448	$7,058	$904,758	$(12,056)	$272,683
Swiss Operations	88,138	236,763	324,901	65,471	7,777	348,799	(4,739)	22,666
Western European Operations	508,289	69,293	577,582	45,466	5,548	801,900	(5,192)	107,306
Chinese Operations	116,912	57,997	174,909	40,245	3,110	114,481	(3,326)	1,833
Other(a)	208,895	559	209,454	14,745	1,646	118,793	(2,369)	18,560
Eliminations and Corporate(b)	—	(414,973)	(414,973)	(38,651)	838	(618,958)	(4,816)	—

Total	$1,482,472	$—	$1,482,472	$206,724	$25,977	$1,669,773	$(32,498)	$423,048

	Net Sales to	Net Sales to					Purchase of
For the Year Ended December 31,	External	Other	Total Net	Segment			Property, Plant
2004	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$529,020	$49,430	$578,450	$75,651	$7,193	$888,844	$(6,763)	$271,060
Swiss Operations	92,321	220,671	312,992	59,576	7,845	427,411	(6,175)	24,938
Western European Operations	494,921	50,445	545,366	40,185	6,324	408,008	(6,776)	117,770
Chinese Operations	102,867	56,917	159,784	31,705	2,857	117,806	(2,476)	1,792
Other(a)	185,325	(303)	185,022	12,882	1,440	122,563	(2,245)	18,115
Eliminations and Corporate(b)	—	(377,160)	(377,160)	(40,589)	1,009	(484,560)	(3,447)	—

Total	$1,404,454	$—	$1,404,454	$179,410	$26,668	$1,480,072	$(27,882)	$433,675

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to					Purchase of
For the Year Ended December 31,	External	Other	Total Net	Segment			Property, Plant
2003	Customers	Segments	Sales	Profit(c)	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$510,609	$50,826	$561,435	$72,682	$8,009	$827,179	$(7,720)	$268,839
Swiss Operations	88,048	197,175	285,223	52,075	6,995	343,551	(6,436)	23,091
Western European Operations	449,322	50,261	499,583	30,274	6,030	435,284	(5,169)	110,871
Chinese Operations	83,789	41,796	125,585	22,983	1,971	99,099	(3,696)	1,689
Other(a)	172,663	341	173,004	10,676	1,390	105,019	(1,666)	17,450
Eliminations and Corporate(b)	—	(340,399)	(340,399)	(26,783)	691	(422,856)	(2,465)	—

Total	$1,304,431	$—	$1,304,431	$161,907	$25,086	$1,387,276	$(27,152)	$421,940

(a)	Other includes reporting units in Eastern Europe, Latin America and segments from other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses, intercompany investments and certain goodwill, which are not included in the Company’s operating segments.

(c)	The results for the year ended December 31, 2003 include a restructuring charge of $5.4 million recorded in the Western European Operations segment ($4.4 million) and Other segment ($1.0 million).
      Reconciliation of adjusted operating income (segment profit) to earnings before tax:

	2005	2004	2003

Adjusted Operating Income (after restructuring charges)	$206,724	$179,410	$161,907
Amortization	11,436	12,256	11,724
Interest expense	14,880	12,888	14,153
Other (income) charges, net — excluding restructuring charges	20,224	42	(881)

Earnings before taxes	$160,184	$154,224	$136,911

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

	2005	2004	2003

Weighing-related instruments	$703,581	$670,011	$629,797
Non-weighing instruments	440,728	412,086	384,925
Service	338,163	322,357	289,709

Total net sales	$1,482,472	$1,404,454	$1,304,431

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)
      In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the year ended December 31 is as follows:

				Property, Plant and
	Net Sales			Equipment, Net

	2005	2004	2003	2005	2004

United States	$513,102	$486,660	$480,418	$41,846	$38,699
Other Americas	94,240	79,316	73,750	2,124	1,197

Total Americas	607,342	565,976	554,168	43,970	39,896
Germany	140,877	131,862	122,706	27,406	32,524
France	108,352	112,669	99,303	4,858	5,659
United Kingdom	59,210	58,734	55,215	7,923	8,534
Switzerland	52,431	56,669	51,750	105,352	126,385
Other Europe	256,909	245,323	224,790	6,072	6,913

Total Europe	617,779	605,257	553,764	151,611	180,015
China	114,782	101,298	82,308	20,868	20,449
Rest of World	142,569	131,923	114,191	2,070	2,349

Total Asia/ Rest of World	257,351	233,221	196,499	22,938	22,798

Total	$1,482,472	$1,404,454	$1,304,431	$218,519	$242,709

17.	RELATED PARTY TRANSACTIONS
      As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the years ended December 31, 2005, 2004 and 2003, the Company made lease payments with respect to this agreement of $2.5 million, $2.3 million and $2.2 million, respectively. In addition, Rainin continued to purchase certain products from its former owner. During the years ended December 31, 2005, 2004 and 2003, the volume of these purchases was $0.1 million, $0.8 million and $1.1 million, respectively. The formal agreement to purchase these products was terminated during the third quarter of 2004. This termination did not have a material impact on the Company’s consolidated financial statements. All of the Company’s transactions with the former owner of Rainin were in the normal course of business.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)
      Quarterly financial data for the years ended December 31, 2005 and 2004 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005
Net sales	$337,160	$368,637	$365,428	$411,247
Gross profit	162,795	180,425	179,006	208,093
Net earnings	$20,781	$18,311	$25,618	$44,192
Basic earnings per common share:
Net earnings	$0.48	$0.43	$0.61	$1.06
Weighted average number of common shares	43,139,233	42,356,672	41,786,186	41,549,018
Diluted earnings per common share:
Net earnings	$0.47	$0.42	$0.60	$1.04
Weighted average number of common shares	44,388,971	43,438,961	42,893,530	42,419,020
Market price per share:
High	$53.00	$49.57	$52.50	$58.20
Low	$47.37	$45.24	$46.61	$50.88

2004
Net sales	$318,709	$344,492	$342,048	$399,205
Gross profit	150,276	167,919	165,755	198,457
Net earnings	$18,622	$28,418	$24,628	$36,289
Basic earnings per common share:
Net earnings	$0.42	$0.64	$0.56	$0.83
Weighted average number of common shares	44,557,443	44,469,648	44,320,477	43,601,286
Diluted earnings per common share:
Net earnings	$0.41	$0.62	$0.54	$0.81
Weighted average number of common shares	45,836,934	45,750,652	45,520,086	44,828,205
Market price per share:
High	$46.46	$49.58	$49.15	$51.97
Low	$40.67	$43.70	$40.50	$46.51

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

		(1)	(2)
	Balance at the
	Beginning of	Charged to	Charged to		Balance at End
Description	Period	Other Accounts	Other Accounts	-Deductions-	of Period

			Note (A)	Note (B)
Accounts Receivable-allowance for doubtful accounts:
Year ended December 31, 2005	9,759	1,034	(498)	2,398	7,897
Year ended December 31, 2004	10,489	731	443	1,904	9,759
Year ended December 31, 2003	10,916	765	742	1,934	10,489
Deferred tax valuation allowance:
Year ended December 31, 2005	25,000	160	—	—	25,160
Year ended December 31, 2004	36,238	2,375	—	13,613	25,000
Year ended December 31, 2003	68,344	(2,728)	—	29,378	36,238

Note (A)
      For accounts receivable, primarily comprised of currency translation adjustments.
Note (B)
      For accounts receivable, represents excess of uncollectible balances written off over recoveries of accounts previously written off.
      For deferred tax valuation allowance, 2004 represents a reduction in the deferred tax assets related to tax credit and tax loss carryforwards.

S-1