Form 10-Q
period 2006-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2006-05-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ___________

Commission File Number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland

(Address of principal executive offices)
(Zip Code)

+41-44-944-22-11

(Registrant's telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes       X          No     ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer   X    Accelerated filer ____  Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exhange Act). Yes____  No   X

The Registrant had 40,767,249 shares of Common Stock outstanding at March 31, 2006.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2006 and 2005
(In thousands, except share data)
(unaudited)

	March 31,	March 31,
	2006	2005

Net sales
Products	$261,713	$255,360
Service	84,447	81,800

Total net sales	346,160	337,160
Cost of sales
Products	121,838	119,924
Service	53,982	54,441

Gross profit	170,340	162,795

Research and development	19,939	20,802
Selling, general and administrative	112,131	106,317
Amortization	2,855	2,808
Interest expense	4,076	3,516
Other income, net	(2,538)	(336)

Earnings before taxes	33,877	29,688
Provision for taxes	10,162	8,907

Net earnings	$23,715	$20,781

Basic earnings per common share:
Net earnings	$0.58	$0.48
Weighted average number of common shares	41,050,849	43,139,233

Diluted earnings per common share:
Net earnings	$0.57	$0.47
Weighted average number of common and common equivalent shares	41,774,068	44,388,971

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$263,397	$324,578
Trade accounts receivable, less allowances of $7,417 at March 31, 2006 and $7,897 at December 31, 2005	249,628	271,915
Inventory	156,472	150,201
Current deferred tax assets, net	31,644	30,210
Other current assets and prepaid expenses	28,755	23,755

Total current assets	729,896	800,659
Property, plant and equipment, net	215,076	218,519
Goodwill	423,734	423,048
Other intangible assets, net	105,253	105,161
Non-current deferred tax assets, net	73,835	73,042
Other non-current assets	50,263	49,344

Total assets	$1,598,057	$1,669,773

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$73,933	$88,553
Accrued and other liabilities	62,101	68,277
Accrued compensation and related items	68,598	91,409
Deferred revenue and customer prepayments	50,601	34,803
Taxes payable	53,380	59,015
Current deferred tax liabilities	5,119	5,054
Short-term borrowings	8,363	6,345

Total current liabilities	322,095	353,456
Long-term debt	425,133	443,795
Non-current deferred tax liabilities	78,716	78,360
Other non-current liabilities	137,363	135,160

Total liabilities	963,307	1,010,771

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 40,767,249 and 41,404,071 shares
at March 31, 2006 and December 31, 2005, respectively	474	469
Additional paid-in capital	449,140	457,108
Treasury stock at cost (4,018,762 shares at March 31, 2006 and 3,381,940 shares at December 31, 2005)	(211,917)	(170,325)
Retained earnings	440,790	417,075
Accumulated other comprehensive income (loss)	(43,737)	(45,325)

Total shareholders' equity	634,750	659,002

Total liabilities and shareholders' equity	$1,598,057	$1,669,773

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
 Three months ended March 31, 2006 and 2005
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2005	41,404,071	$469	$457,108	$(170,325)	$417,075	$(45,325)	$659,002
Exercise of stock options	516,778	5	(16,618)	26,354	-	-	9,741
Repurchases of common stock	(1,153,600)	-	-	(67,946)	-	-	(67,946)
Tax benefit resulting from exercise of
certain employee stock options	-	-	6,491	-	-	-	6,491
Share-based compensation	-	-	2,159	-	-	-	2,159
Comprehensive income:
Net earnings	-	-	-	-	23,715	-	23,715
Change in currency translation adjustment	-	-	-	-	-	1,588	1,588

Comprehensive income	-	-	-	-	-	-	25,303

Balance at March 31, 2006	40,767,249	$474	$449,140	$(211,917)	$440,790	$(43,737)	$634,750

Balance at December 31, 2004	43,366,139	$456	$476,696	$(67,404)	$308,173	$2,965	$720,886
Exercise of stock options	60,825	1	(741)	2,714	-	-	1,974
Repurchases of common stock	(528,000)	-	-	(26,962)	-	-	(26,962)
Comprehensive income:
Net earnings	-	-	-	-	20,781	-	20,781
Change in currency translation adjustment	-	-	-	-	-	(17,006)	(17,006)

Comprehensive income	-	-	-	-	-	-	3,775

Balance at March 31, 2005	42,898,964	$457	$475,955	$(91,652)	$328,954	$(14,041)	$699,673

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
 Three months ended March 31, 2006 and 2005
(In thousands)
(unaudited)

	March 31,	March 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$23,715	$20,781
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,354	6,653
Amortization	2,855	2,808
Deferred taxes	(1,680)	(2,606)
Excess tax benefits from share-based payment arrangements	(5,571)	-
Other	998	1
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	24,680	3,542
Inventory	(5,025)	(4,573)
Other current assets	(4,931)	(5,125)
Trade accounts payable	(11,225)	(15,336)
Taxes payable	508	1,402
Accruals and other	(11,545)	(859)

Net cash provided by operating activities	19,133	6,688

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,638	418
Purchase of property, plant and equipment	(6,004)	(5,345)
Acquisitions	(572)	(213)

Net cash used in investing activities	(4,938)	(5,140)

Cash flows from financing activities:
Proceeds from borrowings	7,696	34,255
Repayments of borrowings	(26,784)	(8,431)
Proceeds from exercise of stock options	9,741	1,974
Repurchases of common stock	(72,103)	(28,353)
Excess tax benefits from share-based payment arrangements	5,571	-

Net cash used in financing activities	(75,879)	(555)

Effect of exchange rate changes on cash and cash equivalents	503	(389)

Net increase (decrease) in cash and cash equivalents	(61,181)	604

Cash and cash equivalents:
Beginning of period	324,578	67,176

End of period	$263,397	$67,780

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2006 - Unaudited
(In thousands except share data, unless otherwise stated)

1.     BASIS OF PRESENTATION

Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company's primary manufacturing facilities are located in China, Germany, Switzerland, the United Kingdom and the United States. The Company's principal executive offices are located in Greifensee, Switzerland and Columbus, Ohio.

The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 should be read in conjunction with the December 31, 2005 and 2004 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company's critical accounting policies is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company's best estimate of probable credit losses in its existing trade accounts receivable. Historically the Company has had minimal bad debts due to its customer base.

Inventory

Inventory is valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of our inventory are made for excess and obsolete items based on forecast usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Inventory consisted of the following:

	March 31, 2006	December 31, 2005

Raw materials and parts	$77,938	$80,201
Work in progress	20,970	19,777
Finished goods	57,564	50,223

	$156,472	$150,201

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

Other intangible assets consisted of the following:

	March 31,2006		December 31, 2005

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Customer relationships	$73,321	$(7,635)	$72,339	$(7,104)
Proven technology and patents	30,091	(13,923)	29,918	(13,402)
Tradename (finite life)	1,438	(473)	1,427	(451)
Tradename (indefinite life)	22,434	-	22,434	-

	$127,284	$(22,031)	$126,118	$(20,957)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.4 million for 2006 through 2008 and $4.3 million for 2009 and 2010. The Company had amortization expense associated with the above intangible assets of $1.2 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

In addition to the above amortization, the Company had amortization expense associated with capitalized software of $1.7 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.

As of December 31, 2004, the Company's intangible assets included a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license was previously subject to litigation with the grantor and on June 6, 2005 the Company was ordered to pay $0.6 million in damages and the respective intellectual property license was terminated.

Due to the cancellation of the license, the Company concluded that the intangible asset had no future benefit and during the second quarter of 2005 wrote-off the total value of the asset, $19.9 million ($12 million after tax).

During the third quarter of 2005, the Company appealed the trial court decision.

In April 2006, the Company reached a settlement on the appealed trial court decision and related litigation. The settlement did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

Warranty

The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure.

The Company's accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company's accrual for product warranties for the three months ended March 31 are as follows:

	2006	2005

Balance at beginning of period	$10,732	$10,483
Accruals for warranties	3,037	2,691
Foreign currency translation	(94)	(303)
Payments / utilizations	(2,830)	(3,277)

Balance at end of period	$10,845	$9,594

Research and Development

Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires public companies to recognize the cost of employee services received in exchange for an award (with limited exceptions) over the period during which an employee is required to provide service in exchange for the award. The Company adopted this statement on January 1, 2006. See Note 3 Share-Based Compensation.

3. SHARE-BASED COMPENSATION

The Company's 2004 equity incentive plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of grant. Options generally vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years and six months. Restricted stock units vest equally over a five-year period from the date of grant.

On January 1, 2006, the Company adopted SFAS 123R applying the modified prospective method. SFAS 123R requires all share-based compensation arrangements granted to employees, including stock option grants, to be recognized in the consolidated statement of operations based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record share-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

Share-based compensation expense is recorded within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. Prior year periods have not been restated. The effect on net earnings and net earnings per share for the three months ended March 31, 2006 is as follows:

Three months ended
March 31, 2006

Share-based compensation by award type:
Stock options	$1,971
Restricted stock units	188

Total share-based compensation	2,159
Tax effect on share-based compensation	739

Effect on net earnings	$1,420

Effect on net earnings per share:
Basic	$0.03
Diluted	$0.03

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The following table summarizes all stock option activity from December 31, 2005 through March 31, 2006:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years) of Options Outstanding	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2005	3,924,372	$37.44
Granted	-	-
Exercised	(516,778)	18.85
Forfeited	(1,600)	36.03

Outstanding at March 31,2006	3,405,994	$40.26	6.8	$68.4

Options exercisable at March 31,2006	1,786,094	$36.44	6.2	$42.7

The following table summarizes all restricted stock unit activity from December 31, 2005 through March 31, 2006:

	Number of	Aggregate Intrinsic
	Restricted Stock Units	Value (in millions)

Outsanding at December 31, 2005	74,600
Granted	-
Exercised	-
Forfeited	-

Outstanding at March 31, 2006	74,600	$4.5

Units exercisable at March 31, 2006	-	-

As of March 31, 2006, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $22.2 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.6 years.

Prior to January 1, 2006, the Company applied the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its share-based compensation plan.

Had compensation cost for the Company's share-based plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of SFAS 123, "Accounting for Stock Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the three month periods ended March 31, 2005 would have been as follows:

Three months
March 31, 2005

Net earnings:
As reported	$20,781
Compensation expense	(1,711)

Pro forma	$19,070

Basic earnings per common share:
As reported	$0.48
Compensation expense	(0.04)

Pro forma	$0.44

Weighted average number of common shares	43,139,233

Diluted earnings per common share:
As reported	$0.47
Compensation expense	(0.04)

Pro forma	$0.43

Weighted average number of common shares	44,183,600

4. TREASURY STOCK

The Company has a share repurchase program that was announced in February 2004 and updated in November 2004 and November 2005. Under the program, the Company has been authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, an additional $200 million over the two-year period ending December 31, 2006 and an additional $200 million over the two-year period ending December 31, 2007. The share repurchases are expected to be funded from cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 6.6 million shares since the inception of the program through March 31, 2006.

The Company spent $67.9 million and $27.0 million on the repurchase of 1,153,600 shares and 528,000 shares at an average price of $58.87 and $51.03 during the three months ended March 31, 2006 and 2005, respectively, as well as an additional $4.2 million during the three month period ended March 31, 2006 relating to the settlement of the liability for shares repurchased as of December 31, 2005. As of March 31, 2006, there were $163.7 million of remaining equity shares authorized to be repurchased under the plan. The Company reissued 516,778 shares and 56,825 shares held in treasury for the exercise of stock options for the three months ended March 31, 2006 and 2005, respectively.

5. EARNINGS PER COMMON SHARE

In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three month periods ended March 31, relating to outstanding stock options and restricted stock units.

	2006	2005

Three months ended	723,219	1,249,738

Outstanding options and restricted stock units to purchase 451,000 and 0 shares of common stock for the three month periods ended March 31, 2006 and 2005, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options and restricted stock units would be anti-dilutive.

6. NET PERIODIC BENEFIT COST

Net periodic cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement benefits

	2006	2005	2006	2005	2006	2005

Service cost, net	$165	$159	$3,380	$3,715	$63	$53
Interest cost on projected benefit obligations	1,557	1,508	3,934	4,535	330	358
Expected return on plan assets	(2,012)	(1,903)	(5,719)	(5,718)	-	-
Net amortization and deferral	-	-	-	-	(239)	(240)
Recognition of actuarial losses (gains)	646	602	70	(116)	-	-

Net periodic pension cost	$356	$366	$1,665	$2,416	$154	$171

As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2005, the Company expects to make normal employer contributions of approximately $11 million to its non-U.S. pension plans and $2 million to its U.S. post-retirement medical plan during the year ended December 31, 2006.

7. OTHER INCOME, NET

Other income, net consists primarily of interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

8. SEGMENT REPORTING

As disclosed in Note 16 to the Company's consolidated financial statements for the year ending December 31, 2005, operating segments are the individual reporting units within the Company. These units are managed separately and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.

The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses (excluding share-based compensation) before share-based compensation expense, amortization, interest expense and other charges).

The following tables show the operations of the Company's operating segments:

For the three months ended March 31, 2006	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Goodwill

U.S. Operations	$128,618	$10,230	$138,848	$14,538	$272,664
Swiss Operations	20,570	56,017	76,587	15,147	22,776
Western European Operations	119,716	16,787	136,503	8,958	108,745
Chinese Operations	24,665	16,592	41,257	9,539	1,843
Other (a)	52,591	91	52,682	3,716	17,706
Eliminations and Corporate (b)	-	(99,717)	(99,717)	(11,469)	-

Total	$346,160	$-	$346,160	$40,429	$423,734

For the three months ended March 31, 2005	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Goodwill

U.S. Operations	$126,215	$10,311	$136,526	$12,862	$272,572
Swiss Operations	20,637	59,870	80,507	15,584	24,133
Western European Operations	122,076	24,558	146,634	7,217	114,695
Chinese Operations	21,964	14,123	36,087	6,929	1,792
Other (a)	46,268	22	46,290	3,470	17,420
Eliminations and Corporate (b)	-	(108,884)	(108,884)	(10,387)	-

Total	$337,160	$-	$337,160	$35,675	$430,612

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company's reportable operating segments.
(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company's operating segments.

A reconciliation of Adjusted Operating Income, or Segment Profit, to earnings before taxes for the three months ended March 31 follows:

	Three months ended

	March 31,	March 31,
	2006	2005

Adjusted operating income	$40,429	$35,676
Share-based compensation	2,159	-
Amortization	2,855	2,808
Interest expense	4,076	3,516
Other income, net	(2,538)	(336)

Earnings before taxes	$33,877	$29,688

9. RELATED PARTY TRANSACTIONS

As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the three months ended March 31, 2006 and 2005, the Company made lease payments in respect of this agreement of $0.6 million and $0.8 million, respectively. All of the Company's transactions with the former owner of Rainin were in the normal course of business.

10. CONTINGENCIES

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

General

Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Results of Operations - Consolidated

The following tables set forth certain items from our interim consolidated statements of operations for the three months ended March 31, 2006 and 2005 (amounts in thousands).

	Three months ended March 31,

	2006		2005

	(unaudited)%		(unaudited)%
Net sales
Products	$261,713	100.0	$255,360	100.0
Service	84,447	100.0	81,800	100.0

Total net sales	346,160	100.0	337,160	100.0

Gross profit
Products	139,875	53.4	135,436	53.0
Service	30,465	36.1	27,359	33.4

Total gross profit	170,340	49.2	162,795	48.3

Research and development	19,939	5.7	20,802	6.2
Selling, general and administrative (a)	109,972	31.8	106,317	31.5

Adjusted operating income	40,429	11.7	35,676	10.6

Share-based compensation	2,159	0.6	-	0.0
Amortization	2,855	0.8	2,808	0.9
Interest expense	4,076	1.2	3,516	1.0
Other income, net	(2,538)	(0.7)	(336)	(0.1)

Earnings before taxes	33,877	9.8	29,688	8.8

Provision for taxes	10,162	2.9	8,907	2.6

Net earnings	$23,715	6.9	$20,781	6.2

Note:

(a)	Excludes share-based compensation of $2.2 million for the three months ended March 31, 2006.

Net sales

Net sales were $346.2 million for the three months ended March 31, 2006, compared to $337.2 million for the corresponding period in 2005. This represents an increase in U.S. dollars of 3% for the three months ended March 31, 2006. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 7% for the three months ended March 31, 2006.

During the three months ended March 31, 2006, our net sales by geographic destination in local currencies increased by 1% in the Americas, by 10% in Europe and by 11% in Asia/Rest of World. A discussion of sales by operating segment is included below.

As described in Note 16 to our consolidated financial statements for the year ending December 31, 2005, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which is provided under separately priced contracts, as well as sales of spare parts.

Net sales of products increased in U.S. dollars by 2% during the three months ended March 31, 2006 compared to the corresponding period in 2005. Excluding the effect of currency exchange rate fluctuations for the three month period then ended net sales of products increased 7%. Service revenue (including spare parts) increased in U.S. dollars by 3% during the three months ended March 31, 2006 compared to the corresponding period in 2005. Excluding currency exchange rate fluctuations for the three month period then ended net service revenues increased 8%.

Net sales for our laboratory-related products increased 8% in local currencies during the three months ended March 31, 2006, principally driven by strong growth of our analytical instruments, process analytics and laboratory balances.

Net sales of our industrial-related products increased 4% in local currencies for the three months ended March 31, 2006, due to growth in our core industrial and product inspection products.

In our food retailing markets, net sales increased 12% in local currencies during the three months ended March 31, 2006. The increase for the three months ended March 31, 2006 is due to increased sales in Europe related to strong project activity.

Gross profit

Gross profit as a percentage of net sales was 49.2% for the three months ended March 31, 2006, compared to 48.3% for the corresponding period in 2005.

Gross profit as a percentage of net sales for products was 53.4% for the three months ended March 31, 2006, compared to 53.0% for the corresponding period in 2005.

Gross profit as a percentage of net sales for services (including spare parts) was 36.1% for the three months ended March 31, 2006, compared to 33.4% for the corresponding period in 2005.

The increase in gross profit reflects benefits from our sales volume leveraging our fixed production costs, as well as pricing, benefits from our cost rationalization initiatives and favorable product mix.

Research and development and selling, general and administrative expenses

Research and development expenses increased 1%, in local currencies, during the three months ended March 31, 2006, compared to the corresponding periods in 2005. This reflects the timing of previous year projects as well as our desire to continue to reallocate research and development resources to marketing.

Selling, general and administrative expenses excluding share-based compensation expense increased 8%, in local currencies, during the three months ended March 31, 2006, compared to the corresponding periods in 2005. This is primarily due to performance related compensation costs, as well as our continued sales and marketing investments, especially in China.

Interest expense, other income, net, taxes and net earnings

Interest expense was $4.1 million for the three months ended March 31, 2006 and $3.5 million for the corresponding period in 2005. The increase is due to higher average borrowings in 2006 over the comparable period in 2005.

Other income, net consists primarily of interest income, as well as (gains) losses from foreign currency transactions, and other items. The increase in other income, net of $2.2 million over the prior year comparable period is primarily due to higher interest income associated with the increase in cash balances resulting from our earnings repatriation associated with the American Jobs Creation Act of 2004.

The provision for taxes is based upon our projected annual effective tax rate of 30%.

Net earnings were $23.7 million during the three months ended March 31, 2006 compared to net earnings of $20.8 million during the three months ended March 31, 2005. Net earnings for the three months ended March 31, 2006 includes $1.4 million of share-based compensation expense, after tax. The increase in net earnings primarily reflects improved sales volume in 2006 and the benefits from leveraging our fixed production costs.

Net earnings per diluted share were $0.57 during the three months ended March 31, 2006 compared to $0.47 during the three months ended March 31, 2005. Net earnings for the three months ended March 31, 2006 include $0.03 per diluted share of share-based compensation expense. Net earnings per diluted share, as reported, increased 21% for the three months ended March 31, 2006 compared to the same period in 2005. Excluding the effect of share-based compensation expense, net earnings per diluted share would have increased 28% for the three months ended March 31, 2006. The increase in net earnings per diluted share primarily reflects improved sales volume in 2006, the benefits from leveraging our fixed production costs, our improved gross margin and the benefits from our share repurchase program.

Non-GAAP Financial Measures

We supplement our U.S. GAAP results with non-GAAP financial measures. The principal non-GAAP financial measure we use is Adjusted Operating Income which we define as gross profit less research and development, selling, general and administrative expenses (excluding share-based compensation) and restructuring charges, before share-based compensation expense, amortization, interest, other income, net and taxes. The most directly comparable U.S. GAAP financial measure is earnings before taxes.

We believe that Adjusted Operating Income is important supplemental information for investors. Adjusted Operating Income is used internally as the principal profit measurement by our segments in their reporting to management. We use this measure because it excludes share-based compensation expense, amortization, interest, other income, net and taxes, which are not allocated to the segments.

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
  It excludes amortization expense and other income, net. Because these items are recurring, any measure that excludes them has material limitations;
  It excludes share-based compensation expense. Because of the adoption of SFAS 123R on January 1, 2006 the prior period comparable does not include this expense.

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

Our Adjusted Operating Income increased 13% during the three months ended March 31, 2006 compared to the corresponding period in 2005. This increase reflects improved sales volume in 2006 and the benefits from leveraging our fixed production costs. This performance was achieved while we continued to invest in sales and marketing and our field service infrastructure.

Results of Operations - by Operating Segment

U.S. Operations

	Three months ended March 31
	2006	2005	%1)
Total net sales	$138,848	$136,526	2%
Net sales to external customers	$128,618	$126,215	2%
Segment profit	$14,538	$12,862	13%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

The increase in total net sales and net sales to external customers for the three months ended March 31, 2006 reflects growth across most product lines, particularly analytical instruments and process analytics, partially offset by a decrease in our food retailing products due to the timing of project activity.

Segment profit or Adjusted Operating Income increased 13% for the three months ended March 31, 2006 compared to the corresponding period in 2005. The increase was primarily due to increased sales volume and our ability to leverage our fixed production costs, benefits of our cost rationalization initiatives and improved profitability in our liquid handling business. We also continue to experience losses in our drug discovery business.

Swiss Operations

	Three months ended March 31
	2006	2005	%1)
Total net sales	$76,587	$80,507	-5%
Net sales to external customers	$20,570	$20,637	0%
Segment profit	$15,147	$15,584	-3%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales in local currency increased 4% for the three month period ended March 31, 2006. Net sales to external customers in local currency increased 10% for the same period versus the prior year comparable period. The increase in sales to external customers relates to increased sales of laboratory-related and food retailing products as well as continued growth in our industrial-related products. We also experienced strong export sales growth to emerging markets for the three months ended March 31, 2006.

The decrease in segment profit or Adjusted Operating Income primarily reflects lower research and development expense in the previous year, offset in part by benefits from our cost rationalization initiatives as well as favorable changes in foreign currency translation fluctuations.

Western European Operations

	Three months ended March 31
	2006	2005	%1)
Total net sales	$136,503	$146,634	-7%
Net sales to external customers	$119,716	$122,076	-2%
Segment profit	$8,958	$7,217	24%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales increased 2% in local currency for the three months ended March 31, 2006. Net sales in local currency to external customers increased 7% for the three month period compared to the corresponding period in 2005 primarily due to strong sales growth in our laboratory-related and food retailing products.

The increase in segment profit or Adjusted Operating Income is principally a result of increased net sales volume partially offset by unfavorable currency translation fluctuations.

Chinese Operations

	Three months ended March 31
	2006	2005	%1)
Total net sales	$41,257	$36,087	14%
Net sales to external customers	$24,665	$21,964	12%
Segment profit	$9,539	$6,929	38%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales in local currency increased 11% and net sales to external customers increased 9% for the three months ended March 31, 2006 as compared to the corresponding period in 2005. These increases were due to continued sales growth for most product lines, in particular industrial-related products.

The increase in segment profit or Adjusted Operating Income is primarily due to the continued improvement in sales volume and our ability to leverage our fixed production costs.

Other

	Three months ended March 31
	2006	2005	%1)
Total net sales	$52,682	$46,290	14%
Net sales to external customers	$52,591	$46,268	14%
Segment profit	$3,716	$3,470	7%

1)Represents U.S. dollar growth (decline) for net sales and segment profit

Total net sales and net sales to external customers increased 17% in local currency for the three months ended March 31, 2006 compared to the previous year comparable period. This performance reflects increased sales in our Other Asian Pacific, Eastern European and Other North American markets.

Segment profit or Adjusted Operating Income increased during the three months ended March 31, 2006 primarily due to the continued improvement in sales volume, offset in part by reduced profitability in Japan.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions. In 2005, we also increased our debt balance in Europe and our cash balance in the United States as a result of our foreign earnings repatriation associated with the American Jobs Creation Act of 2004.

Cash provided by operating activities totaled $19.1 million in the three months ended March 31, 2006, compared to $6.7 million in the corresponding period in 2005. The increase in 2006 resulted principally from improved operating results and strong cash collections compared to the corresponding period in 2005. Operating cash flows for the three months ended March 31, 2006 excludes excess tax benefits from share-based payment arrangements of $5.5 million. These benefits have been classified as financing activities pursuant to SFAS 123R.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, the terms of certain of our acquisitions provide for possible additional earn-out payments. However, we do not currently believe we will make any material payments relating to such earn-outs.

Capital expenditures are a significant use of funds and are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $6.0 million for the three months ended March 31, 2006 compared to $5.3 million in the corresponding period in 2005. The increase is due primarily to timing. However, we expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

Senior Notes and Credit Facility Agreement

Our short-term borrowings and long-term debt consisted of the following at March 31, 2006.

	March 31, 2006

	U.S. dollar	Other principal trading currencies	Total
$150m Senior notes (net of unamortized discount)	$148,985	$-	$148,985
Credit facility	-	276,148	276,148

Total long-term debt	148,985	276,148	425,133
Other local arrangements	51	8,312	8,363

Total debt	$149,036	$284,460	$433,496

As of March 31, 2006, we had $165.2 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements.

Share repurchase program

The Company has a share repurchase program that was announced in February 2004 and updated in November 2004 and November 2005. Under the program, the Company has been authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, an additional $200 million over the two-year period ending December 31, 2006 and an additional $200 million over the two-year period ending December 31, 2007. The share repurchases are expected to be funded from cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 6.6 million shares since the inception of the program through March 31, 2006.

The Company spent $67.9 million and $27.0 million on the repurchase of 1,153,600 shares and 528,000 shares at an average price of $58.87 and $51.03 during the three months ended March 31, 2006 and 2005, respectively, as well as an additional $4.2 million during the three month period ended March 31, 2006 relating to the settlement of shares repurchased as of December 31, 2005. See Part II Item 2 regarding details of the share repurchase program for the three months ended March 31, 2006. The Company reissued 516,778 shares and 56,825 shares held in treasury for the exercise of stock options for the three months ended March 31, 2006 and 2005, respectively.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our operating expenses than Swiss franc denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2006, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $31.6 million in the reported U.S. dollar value of the debt.

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

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption, "Factors affecting our future operating results" in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2005, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 1A. Risk Factors.

See Risk Factors identified on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2006	412,800	$56.73	412,800	$208,189
February 1 to February 28, 2006	360,000	$59.75	360,000	$186,668
March 1 to March 31, 2006	380,800	$60.36	380,800	$163,673

Total	1,153,600	$58.87	1,153,600	$163,673

We have a share repurchase program that was announced in February 2004 and updated in November 2004 and November 2005. Under the program we are authorized to buy back up to $100 million of equity shares over the two-year period ending December 31, 2005, an additional $200 million over the two-year period ending December 31, 2006, and an additional $200 million over the two-year period ending December 31, 2007. The Company has purchased 6.6 million shares since the inception of the program through March 31, 2006.

The Company spent $67.9 million and $27.0 million on the repurchase of 1,153,600 shares and 528,000 shares at an average price of $58.87 and $51.03 during the three months ended March 31, 2006 and 2005, respectively, as well as an additional $4.2 million during the three month period ended March 31, 2006, relating to the settlement of shares repurchased as of December 31, 2005. As of March 31, 2006, there were $163.7 million of remaining equity shares authorized to be repurchased under the plan. The Company reissued 516,778 shares and 56,825 shares held in treasury for the exercise of stock options for the three months ended March 31, 2006 and 2005, respectively.

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits.

(a)	Exhibits
	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
	32	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

(b)	Reports on Form 8-K

	Date Furnished or Filed	Item Reported

	May 3, 2006	Press release announcing first quarter 2006 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.

Date: May 4, 2006	By: /s/ William P. Donnelly

William P. Donnelly
Group Vice President and
Chief Financial Officer