Form 10-Q
period 2006-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2006-07-28
CIK 1037646

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ________________

                       Commission File Number 1-13595

                     Mettler-Toledo International Inc.
        -----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                              13-3668641
   -----------------------------------   --------------------------------------
     (State or other jurisdiction of       (I.R.S Employer Identification No.)
     incorporation or organization)

                       Im Langacher, P.O. Box MT-100
                      CH 8606 Greifensee, Switzerland
              ------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)


                              +41-44-944-22-11
        -----------------------------------------------------------
            (Registrant's telephone number, including area code)

                               not applicable
-------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exhange Act. (Check one):
Large accelerated filer  X   Accelerated filer      Non-accelerated filer
                        ---                    ---                        ---

Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

The Registrant had  40,228,430  shares of Common Stock  outstanding at June
30, 2006.

                     METTLER-TOLEDO INTERNATIONAL INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                          PAGE

                       PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
          MONTHS ENDED JUNE 30, 2006 AND 2005.............................   3

          INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX
          MONTHS ENDED JUNE 30, 2006 AND 2005.............................   4

          INTERIM CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2006
          AND DECEMBER 31, 2005...........................................   5

          INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          AND COMPREHENSIVE INCOME (LOSS) FOR THE SIX MONTHS ENDED
          JUNE 30, 2006 AND 2005..........................................   6

          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
          MONTHS ENDED JUNE 30, 2006 AND 2005.............................   7

          NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
          AT JUNE 30, 2006 ...............................................   8

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.......................................  19

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  27

Item 4.   CONTROLS AND PROCEDURES.........................................  27

                         PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS...............................................  28

Item 1A.  RISK FACTORS....................................................  28

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....  28

Item 3.   DEFAULTS UPON SENIOR SECURITIES.................................  28

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  29

Item 5.   OTHER INFORMATION...............................................  29

Item 6.   EXHIBITS........................................................  30

SIGNATURE                                                                   31

                            PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                          METTLER-TOLEDO INTERNATIONAL INC.
                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 2006 AND 2005
                          (IN THOUSANDS, EXCEPT SHARE DATA)
                                     (UNAUDITED)

                                                         JUNE 30,           JUNE 30,
                                                           2006               2005
                                                           ----               ----
Net sales
     Products                                         $    299,029       $    284,619
     Service                                                90,128             84,018
                                                     --------------     --------------
Total net sales                                            389,157            368,637
Cost of sales
     Products                                              138,275            133,814
     Service                                                58,447             54,398
                                                     --------------     --------------
Gross profit                                               192,435            180,425
Research and development                                    20,562             20,936
Selling, general and administrative                        117,576            108,115
Amortization                                                 2,850              2,991
Interest expense                                             4,350              3,764
Other charges (income), net                                 (2,557)            21,581
                                                     --------------     --------------
     Earnings before taxes                                  49,654             23,038
Provision for taxes                                         14,897              4,727
                                                     --------------     --------------
     Net earnings                                     $     34,757       $     18,311
                                                     ==============     ==============

Basic earnings per common share:
     Net earnings                                     $       0.86       $       0.43
     Weighted average number of common shares           40,535,389         42,356,672

Diluted earnings per common share:
     Net earnings                                     $       0.84       $       0.42
     Weighted average number of common and common
      equivalent shares                                 41,237,812         43,438,961




The accompanying notes are an integral part of these interim consolidated financial statements.



                          METTLER-TOLEDO INTERNATIONAL INC.
                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                      SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                    (UNAUDITED)

                                                         JUNE 30,           JUNE 30,
                                                           2006               2005
                                                           ----               ----
Net sales
     Products                                         $    560,742       $    539,979
     Service                                               174,575            165,818
                                                     --------------     --------------
Total net sales                                            735,317            705,797
Cost of sales
     Products                                              260,113            253,738
     Service                                               112,429            108,839
                                                     --------------     --------------
Gross profit                                               362,775            343,220
Research and development                                    40,501             41,738
Selling, general and administrative                        229,707            214,432
Amortization                                                 5,705              5,799
Interest expense                                             8,426              7,280
Other charges (income), net                                 (5,095)            21,245
                                                     --------------     --------------
     Earnings before taxes                                  83,531             52,726
Provision for taxes                                         25,059             13,634
                                                     --------------     --------------
     Net earnings                                     $     58,472       $     39,092
                                                     ==============     ==============

Basic earnings per common share:
     Net earnings                                     $       1.43       $       0.91
     Weighted average number of common shares           40,793,119         42,747,953

Diluted earnings per common share:
     Net earnings                                     $       1.41       $       0.89
     Weighted average number of common and common
      equivalent shares                                 41,505,940         43,913,966




The accompanying notes are an integral part of these interim consolidated financial statements.


                                    METTLER-TOLEDO INTERNATIONAL INC.
                                  INTERIM CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
                                   (IN THOUSANDS, EXCEPT SHARE DATA)
                                              (UNAUDITED)

                                                                           JUNE 30,          DECEMBER 31,
                                                                            2006                2005
                                                                            ----                ----

                           ASSETS
Current assets:
  Cash and cash equivalents                                             $    246,766        $    324,578
  Trade accounts receivable, less allowances of $7,691 at June 30,
    2006 and $7,897 at December 31, 2005                                     265,586             271,915
  Inventory                                                                  162,609             150,201
  Current deferred tax assets, net                                            33,361              30,210
  Other current assets and prepaid expenses                                   27,187              23,755
                                                                       -------------       --------------
    Total current assets                                                     735,509             800,659
Property, plant and equipment, net                                           219,566             218,519
Goodwill                                                                     428,751             423,048
Other intangible assets, net                                                 104,513             105,161
Non-current deferred tax assets, net                                          75,231              73,042
Other non-current assets                                                      53,108              49,344
                                                                       -------------       --------------
    Total assets                                                        $  1,616,678         $ 1,669,773
                                                                       =============       ==============
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                $     79,818         $    88,553
  Accrued and other liabilities                                               60,593              68,277
  Accrued compensation and related items                                      81,577              91,409
  Deferred revenue and customer prepayments                                   49,254              34,803
  Taxes payable                                                               64,835              59,015
  Current deferred tax liabilities                                             5,097               5,054
  Short-term borrowings                                                        8,201               6,345
                                                                       -------------       --------------
    Total current liabilities                                                349,375             353,456
Long-term debt                                                               412,787             443,795
Non-current deferred tax liabilities                                          80,635              78,360
Other non-current liabilities                                                142,116             135,160
                                                                       -------------       --------------
    Total liabilities                                                        984,913           1,010,771

Commitments and contingencies (Note 10)

Shareholders' equity:
  Preferred stock, $0.01 par value per share; authorized 10,000,000
    shares; issued 0                                                               -                   -
  Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding
    40,228,430 and 41,404,071 shares at June 30, 2006 and December 31,
    2005, respectively                                                           448                 448
  Additional paid-in capital                                                 448,847             457,129
  Treasury stock at cost (4,557,581 shares at June 30, 2006 and
    3,381,940 shares at December 31, 2005)                                  (248,132)           (170,325)
  Retained earnings                                                          475,547             417,075
  Accumulated other comprehensive income (loss)                              (44,945)            (45,325)
                                                                       -------------       --------------
    Total shareholders' equity                                               631,765             659,002
                                                                       -------------       --------------
    Total liabilities and shareholders' equity                          $  1,616,678         $ 1,669,773
                                                                       =============       ==============




      The accompanying notes are an integral part of these interim consolidated financial statements.


                                                METTLER-TOLEDO INTERNATIONAL INC.
                                  INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND
                                                COMPREHENSIVE INCOME (LOSS)
                                           SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                                         (UNAUDITED)

                                                                                                         ACCUMULATED
                                          COMMON STOCK           ADDITIONAL                                 OTHER
                                   ---------------------------    PAID-IN       TREASURY     RETAINED   COMPREHENSIVE
                                      SHARES         AMOUNT       CAPITAL        STOCK       EARNINGS   INCOME (LOSS)    TOTAL
                                   ------------   ------------ -------------  -----------   ---------- ---------------  -------

Balance at December 31, 2005        41,404,071      $   448      $ 457,129     $(170,325)   $ 417,075   $   (45,325)    $ 659,002
Exercise of stock options              766,259            -        (21,884)       39,381            -             -        17,497
Repurchases of common stock         (1,941,900)           -              -      (117,188)           -             -      (117,188)
Tax benefit resulting from
  exercise of certain employee
  stock options                              -            -          9,334             -            -             -         9,334
Share-based compensation                     -            -          4,268             -            -             -         4,268
Comprehensive income:
  Net earnings                               -            -              -             -       58,472             -        58,472
  Change in currency
    translation adjustment                   -            -              -             -            -           380           380
                                                                                                                       -----------
Comprehensive income                         -            -              -             -            -             -        58,852
                                   ------------    ---------    -----------   -----------  ----------- -------------   -----------
Balance at June 30, 2006            40,228,430      $   448      $ 448,847     $(248,132)   $ 475,547   $   (44,945)    $ 631,765
                                   ============    =========    ===========   ===========  =========== =============   ===========

Balance at December 31, 2004        43,366,139      $   448      $ 476,704     $ (67,404)   $ 308,173   $     2,965     $ 720,886
Exercise of stock options              127,625            -         (1,885)        5,810            -             -         3,925
Repurchases of common stock         (1,505,900)           -              -       (73,259)           -             -       (73,259)
Comprehensive income:
  Net earnings                               -            -              -             -       39,092             -        39,092
  Change in currency
    translation adjustment                   -            -              -             -            -       (35,211)      (35,211)
                                                                                                                       -----------
Comprehensive income                         -            -              -             -            -             -         3,881
                                   ------------    ---------    -----------   -----------  ----------- -------------   -----------
Balance at June 30, 2005            41,987,864      $   448      $ 474,819     $(134,853)   $ 347,265   $   (32,246)    $ 655,433
                                   ============    =========    ===========   ===========  =========== =============   ===========




               The accompanying notes are an integral part of these interim consolidated financial statements.



                                    METTLER-TOLEDO INTERNATIONAL INC.
                              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                              (IN THOUSANDS)
                                               (UNAUDITED)

                                                                       JUNE 30,              JUNE 30,
                                                                         2006                  2005
                                                                         ----                  ----

Cash flows from operating activities:
  Net earnings                                                       $      58,472         $      39,092
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation                                                          12,895                13,116
      Amortization                                                           5,705                 5,799
      Deferred taxes                                                        (5,045)              (12,352)
      Excess tax benefits from share-based payment arrangements             (7,748)                    -
      Share-based compensation                                               4,268                     -
      Other                                                                 (1,320)               19,930
  Increase (decrease) in cash resulting from changes in:
      Trade accounts receivable, net                                        14,617                   955
      Inventory                                                             (6,833)               (2,436)
      Other current assets                                                  (2,531)                1,071
      Trade accounts payable                                                (6,950)              (10,081)
      Taxes payable                                                         12,854                 9,326
      Accruals and other                                                    (6,137)               (7,140)
                                                                   -----------------      ----------------
          Net cash provided by operating activities                         72,247                57,280
                                                                   -----------------      ----------------
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment                        3,597                   594
  Purchase of property, plant and equipment                                (11,799)              (11,923)
  Acquisitions                                                                (790)                 (213)
                                                                   -----------------      ----------------
          Net cash used in investing activities                             (8,992)              (11,542)
                                                                   -----------------      ----------------
Cash flows from financing activities:
  Proceeds from borrowings                                                  29,729                86,619
  Repayments of borrowings                                                 (75,349)              (23,436)
  Proceeds from exercise of stock options                                   17,467                 3,925
  Repurchases of common stock                                             (121,344)              (74,650)
  Excess tax benefits from share-based payment arrangements                  7,748                     -
                                                                   -----------------      ----------------
          Net cash used in financing activities                           (141,749)               (7,542)
                                                                   -----------------      ----------------
Effect of exchange rate changes on cash and cash equivalents                   682                (1,508)
                                                                   -----------------      ----------------

Net increase (decrease) in cash and cash equivalents                       (77,812)               36,688

Cash and cash equivalents:
  Beginning of period                                                      324,578                67,176
                                                                   -----------------      ----------------
  End of period                                                      $     246,766         $     103,864
                                                                   =================      ================




     The accompanying notes are an integral part of these interim consolidated financial statements.



                     METTLER-TOLEDO INTERNATIONAL INC.
           NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                        AT JUNE 30, 2006 - UNAUDITED
         (In thousands, except share data, unless otherwise stated)

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

     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include all entities in which the Company has control, which are its wholly owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 should be read in conjunction with the December 31, 2005 and 2004 consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

Inventory

     Inventory is valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of inventory are made for excess and obsolete items based on forecast usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

     Inventory consisted of the following:

                                   June 30,       December 31,
                                     2006            2005
                                --------------  ---------------

Raw materials and parts          $     84,260    $     80,201
Work-in-progress                       21,433          19,777
Finished goods                         56,916          50,223
                                --------------  ---------------
                                 $    162,609    $    150,201
                                ==============  ===============

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

     Other intangible assets consisted of the following:

                                             June 30, 2006               December 31, 2005
                                   ------------------------------   --------------------------
                                        Gross       Accumulated       Gross      Accumulated
                                        Amount      Amortization      Amount     Amortization
                                   ------------- ----------------   ----------- --------------
Customer relationships              $    73,381    $    (8,128)     $   72,339   $   (7,104)
Proven technology and patents            30,329        (14,472)         29,918      (13,402)
Tradename (finite life)                   1,467           (498)          1,427         (451)
Tradename (indefinite life)              22,434              -          22,434            -
                                   ------------- ----------------   ----------- --------------
                                    $   127,611    $   (23,098)     $  126,118   $  (20,957)
                                   ============= ================   =========== ==============


     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.4 million for 2006 through 2010. The Company had amortization expense associated with the above intangible assets of $2.3 million and $2.1 million for the six months ended June 30, 2006 and 2005, respectively.

     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $3.4 million and $3.6 million for the six months ended June 30, 2006 and 2005, respectively.

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

     The Company's accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company's accrual for product warranties for the six months ended June 30 are as follows:

                                                2006              2005
                                          ---------------   ---------------
Balance at beginning of period             $    10,732       $    10,483
Accruals for warranties                          5,940             5,833
Foreign currency translation                       357              (669)
Payments / utilizations                         (6,306)           (6,077)
                                          ---------------   ---------------
Balance at end of period                   $    10,723       $     9,570
                                          ===============   ===============

Research and Development

     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires public companies to recognize the cost of employee services received in exchange for an award (with limited exceptions) over the period during which an employee is required to provide service. The Company adopted this statement on January 1, 2006. See Note 3, Share-Based Compensation.

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

     On January 1, 2006, the Company adopted SFAS 123R and Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payments", applying the modified prospective method. SFAS 123R requires all share-based compensation arrangements granted to employees, including stock option grants, to be recognized in the consolidated statement of operations based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record share-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

     Share-based compensation expense is recorded within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. Prior year periods have not been restated. The effect on net earnings and net earnings per share for the three and six months ended June 30, 2006 is as follows:

                                                          Three Months Ended        Six Months Ended
                                                             June 30, 2006            June 30, 2006
                                                        --------------------     --------------------
          Share-based compensation by award type:
          Stock options                                  $            1,921       $            3,892
          Restricted stock units                                        188                      376
                                                        --------------------     --------------------
          Total share-based compensation                              2,109                    4,268
          Tax effect on share-based compensation                        722                    1,461
                                                        --------------------     --------------------
          Effect on net earnings                         $            1,387       $            2,807
                                                        ====================     ====================


          Effect on net earnings per share:
          Basic                                          $             0.03       $             0.07
          Diluted                                        $             0.04       $             0.07


     The fair values of stock options granted were calculated using the Black-Scholes pricing model. The following table summarizes all stock option activity from December 31, 2005 through June 30, 2006:


                                                                                     Aggregate
                                                Number of      Weighted Average   Intrinsic Value
                                                 Options        Exercise Price     (in millions)
                                           -----------------   -----------------  ----------------
  Outstanding at December 31, 2005                3,924,372     $         37.44
  Granted                                            10,000               61.40
  Exercised                                        (766,259)              22.83
  Forfeited                                         (91,695)              44.27
                                           -----------------   -----------------  ----------------
  Outstanding at June 30, 2006                    3,076,418     $         40.95    $         60.3
                                           -----------------   -----------------  ----------------
  Options exercisable at June 30, 2006            1,597,018     $         37.49    $         36.9


     The following table details the weighted average remaining contractual life of options outstanding at June 30, 2006 by range of exercise prices:


 Number of Options    Weighted Average Exercise      Remaining Contractual Life
   Outstanding                  Price                  of Options Outstanding          Options Exercisable
-------------------  -----------------------------  ------------------------------  --------------------------
        214,468                $15.53                            1.3                             214,468
        502,000                $31.99                            6.2                             279,400
        770,350                $38.53                            7.2                             430,450
      1,153,600                $46.86                            6.4                             672,700
        436,000                $52.51                            9.7                                   0
-------------------                                 ------------------------------  --------------------------
      3,076,418                                                  6.7                           1,597,018
===================                                                                 ==========================


     As of the date granted, the weighted average grant-date fair value of the options granted during the six months ended June 30, 2006 was approximately $19.69. Such weighted average grant-date fair value was determined using the Black-Scholes pricing model that incorporated the following assumptions:

                                                     2006
                                                 ---------------
        Risk-free interest rate                       4.9%
        Expected life in years                         5
        Expected volatility                           25%
        Expected dividend yield                        --

     The following table summarizes all restricted stock unit activity from December 31, 2005 through June 30, 2006:

                                                Number of         Aggregate
                                            Restricted Stock   Intrinsic Value
                                                 Units          (in millions)
                                            ----------------   ---------------

        Outstanding at December 31, 2005          74,600
        Granted                                        -
        Exercised                                      -
        Forfeited                                   (300)
                                            --------------    --------------
        Outstanding at June 30, 2006              74,300       $        4.5
                                            --------------    --------------
        Units exercisable at June 30, 2006             -                 -

     As of June 30, 2006, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $18.8 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

     Prior to January 1, 2006, the Company applied the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its share-based compensation plan.

     Had compensation cost for the Company's share-based plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of SFAS 123, "Accounting for Stock Based Compensation," the Company's net earnings and basic and diluted net earnings per common share for the three and six month periods ended June 30, 2005 would have been as follows:

                                              Three Months       Six Months
                                                 Ended              Ended
                                                June 30,           June 30,
                                                  2005              2005
                                            ----------------   --------------
Net earnings:
  As reported                                $       18,311     $     39,092
  Compensation expense                               (1,704)          (3,415)
                                            ----------------   --------------
  Pro forma                                  $       16,607     $     35,677
                                            ================   ==============

Basic earnings per common share:
  As reported                                $         0.43     $       0.91
  Compensation expense                                (0.04)           (0.08)
                                            ----------------   --------------
  Pro forma                                  $         0.39     $       0.83
                                            ================   ==============

  Weighted average number of common shares       42,356,672       42,747,953

Diluted earnings per common share:
  As reported                                $         0.42     $       0.89
  Compensation expense                                (0.04)           (0.08)
                                            ----------------   --------------
  Pro forma                                  $         0.38     $       0.81
                                            ================   ==============

  Weighted average number of common and          43,305,348       43,744,474
    common equivalent shares


4.   TREASURY STOCK

     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $500 million of equity shares. As of June 30, 2006, there were $114.4 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2007. During July 2006, the Company has been authorized to buy back an additional $400 million of shares through December 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 7.4 million shares since the inception of the program through June 30, 2006.

     The Company spent $117.2 million and $73.3 million on the repurchase of 1,941,900 shares and 1,505,900 shares at an average price of $60.32 and $48.62 during the six months ended June 30, 2006 and 2005, respectively, as well as an additional $4.2 million and $1.4 million during the six month periods ended June 30, 2006 and 2005, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2005 and 2004. The Company reissued 766,259 shares and 121,825 shares held in treasury for the exercise of stock options for the six months ended June 30, 2006 and 2005, respectively.

5.   EARNINGS PER COMMON SHARE

     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, relating to outstanding stock options and restricted stock units.

                                                2006            2005
                                           ------------   -------------
        Three months ended                     702,423       1,082,289
        Six months ended                       712,821       1,166,013

     Outstanding options to purchase 451,000 and 508,500 shares of common stock for the three month periods ended June 30, 2006 and 2005, respectively, and options to purchase 451,000 and 254,250 shares of common stock for the six month periods ended June 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares on the grounds that such options and restricted stock units would be anti-dilutive.

6.   NET PERIODIC BENEFIT COST

     Net periodic pension cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

                                                                                                    Other U.S.
                                     U.S. Pension Benefits        Non-U.S. Pension Benefits    Post-retirement benefits
                                    -------------------------    ---------------------------   ------------------------
                                        2006         2005            2006        2005              2006         2005
                                    ------------ ------------    ----------- ---------------   ------------ -----------
Service cost, net                     $     165    $     159       $  3,507    $      3,428      $      64    $     53
Interest cost on projected
  benefit obligations                     1,557        1,508          4,157           4,302            330         358
Expected return on plan assets           (2,012)      (1,903)        (5,961)         (5,520)             -           -
Net amortization and deferral                 -            -              -               -           (240)       (240)
Recognition of actuarial
  losses (gains)                            646          602            278            (409)             -           -
                                    ------------ ------------    ----------- ---------------   ------------ -----------
Net periodic pension cost             $     356    $     366       $  1,981    $      1,801      $     154    $    171
                                    ------------ ------------    ----------- ---------------   ------------ -----------


     Net periodic pension cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

                                                                                                    Other U.S.
                                     U.S. Pension Benefits        Non-U.S. Pension Benefits    Post-retirement benefits
                                    -------------------------    ---------------------------   ------------------------
                                        2006         2005            2006        2005              2006         2005
                                    ------------ ------------    ----------- ---------------   ------------ -----------
Service cost, net                     $     330    $     318       $  6,887    $      7,142      $      127   $     106
Interest cost on projected
  benefit obligations                     3,114        3,016          8,091           8,837             661         716
Expected return on plan assets           (4,024)      (3,806)       (11,680)        (11,238)              -           -
Net amortization and deferral                 -            -              -               -            (480)       (480)
Recognition of actuarial
  losses (gains)                          1,292        1,204            348            (524)              -           -
                                    ------------ ------------    ----------- ---------------    ------------ -----------
Net periodic pension cost             $     712    $     732       $  3,646    $      4,217      $      308   $     342
                                    ------------ ------------    ----------- ---------------    ------------ -----------


     As previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2005, the Company expects to make normal employer contributions of approximately $11 million to its non-U.S. pension plans and $2 million to its U.S. post-retirement medical plan during the year ended December 31, 2006.

7.   OTHER CHARGES (INCOME), NET

     Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

     For the three and six months ended June 30, 2005, other charges (income), net also included a $21.8 million charge related to pipette litigation. The Company wrote off a non-cash $19.9 million ($12 million after-tax) intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005 which is included as a component of Other in the interim consolidated statements of cash flows. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during the three months ended June 30, 2005, which included damages of $0.6 million.

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

     The Company evaluates segment performance based on Segment Profit (earnings before taxes before share-based compensation expense, amortization, interest expense and other charges).

     The following tables show the operations of the Company's operating segments:


                                         Net Sales to     Net Sales to
  For the three months ended               External           Other          Total Net         Segment
        June 30, 2006                     Customers         Segments           Sales            Profit         Goodwill
--------------------------------------  -------------   ---------------   --------------   --------------   ---------------
U.S. Operations                          $   148,351     $      13,536     $    161,887     $     25,785     $     272,788
Swiss Operations                              23,654            57,846           81,500           15,208            23,523
Western European Operations                  129,791            18,190          147,981           10,939           112,679
Chinese Operations                            31,216            18,554           49,770           11,494             1,843
Other (a)                                     56,145              (158)          55,987            4,347            17,918
Eliminations and Corporate (b)                     -          (107,968)        (107,968)         (11,367)                -
                                        -------------   ---------------   --------------   --------------   ---------------
Total                                    $   389,157     $           -     $    389,157     $     56,406     $     428,751
                                        =============   ===============   ==============   ==============   ===============



                                         Net Sales to     Net Sales to
  For the six months ended                 External           Other          Total Net         Segment
        June 30, 2006                     Customers         Segments           Sales            Profit
--------------------------------------  -------------   ---------------   --------------   --------------
U.S. Operations                          $   276,969     $      23,766     $    300,735     $     40,323
Swiss Operations                              44,224           113,863          158,087           30,355
Western European Operations                  249,507            34,977          284,484           19,897
Chinese Operations                            55,881            35,146           91,027           21,033
Other (a)                                    108,736               (67)         108,669            8,063
Eliminations and Corporate (b)                     -          (207,685)        (207,685)         (22,836)
                                        -------------   ---------------   --------------   --------------
Total                                    $   735,317     $           -     $    735,317     $     96,835
                                        =============   ===============   ==============   ==============



                                         Net Sales to     Net Sales to
  For the three months ended               External           Other          Total Net         Segment
        June 30, 2005                     Customers         Segments           Sales            Profit         Goodwill
--------------------------------------  -------------   ---------------   --------------   --------------   ---------------
U.S. Operations                          $   139,728     $      11,187     $    150,915     $     19,234     $     272,734
Swiss Operations                              22,900            59,548           82,448           16,221            23,074
Western European Operations                  127,039            18,121          145,160           10,912           110,678
Chinese Operations                            28,535            14,534           43,069            9,508             1,792
Other (a)                                     50,435               183           50,618            2,341            17,138
Eliminations and Corporate (b)                     -          (103,573)        (103,573)          (6,842)                -
                                        -------------   ---------------   --------------   --------------   ---------------
Total                                    $   368,637     $           -     $    368,637     $     51,374     $     425,416
                                        =============   ===============   ==============   ==============   ===============



                                         Net Sales to     Net Sales to
  For the six months ended                 External           Other          Total Net         Segment
        June 30, 2005                     Customers         Segments           Sales            Profit
--------------------------------------  -------------   ---------------   --------------   --------------
U.S. Operations                          $   265,943     $      21,635      $   287,578     $     31,686
Swiss Operations                              43,537           114,880          158,417           31,805
Western European Operations                  249,115            31,997          281,112           18,129
Chinese Operations                            50,499            28,657           79,156           16,849
Other (a)                                     96,703               182           96,885            5,811
Eliminations and Corporate (b)                     -          (197,351)        (197,351)         (17,230)
                                        -------------   ---------------   --------------   --------------
Total                                    $   705,797     $           -     $    705,797     $     87,050
                                        =============   ===============   ==============   ==============

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


     A reconciliation of Earnings before taxes to Segment profit for the three and six month periods ended June 30 follows:

                                           Three Months Ended                  Six Months Ended
                                    -------------------------------    -------------------------------
                                        June 30,        June 30,          June 30,         June 30,
                                          2006            2005              2006             2005
                                    ---------------  --------------    --------------   --------------
Earnings before taxes                 $     49,654     $    23,038       $    83,531      $    52,726
Share-based compensation                     2,109               -             4,268                -
Amortization                                 2,850           2,991             5,705            5,799
Interest expense                             4,350           3,764             8,426            7,280
Other charges (income), net                 (2,557)         21,581            (5,095)          21,245
                                    ---------------  --------------    --------------   --------------
Segment profit                        $     56,406     $    51,374       $    96,835      $    87,050
                                    ===============  ==============    ==============   ==============


9.   RELATED PARTY TRANSACTIONS

     As part of the Rainin acquisition in 2001, the Company entered into an agreement to lease certain property from the former owner and current General Manager of Rainin. During the three and six months ended June 30, 2006 and 2005, the Company made lease payments in respect of this agreement of $0.7 million and $0.6 million, respectively and $1.3 and $1.4 million, respectively. All of the Company's transactions with the former owner of Rainin were in the normal course of business.

10.  CONTINGENCIES

     The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

11.  SUBSEQUENT EVENT

     Subsequent to June 30, 2006, the Company completed a legal entity reorganization of certain international subsidiaries which will impact the recorded amounts of certain deferred tax assets and deferred tax liabilities. As a result, the Company will record two discrete items in its tax provision during the third quarter. A valuation allowance will be established pertaining to its ability to realize deferred tax assets associated with its foreign tax credit carryforwards in the range of $8 to $11 million. In addition, the Company will reverse an $11 million deferred tax liability associated with the tax effect on unremitted earnings of foreign subsidiaries. The Company is currently evaluating the impact of this reorganization and the discrete items on its annual and third quarter effective tax rate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.

GENERAL

     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

RESULTS OF OPERATIONS - CONSOLIDATED

     The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 (amounts in thousands).


                                         THREE MONTHS ENDED JUNE 30,                      SIX MONTHS ENDED JUNE 30,
                                  --------------------------------------------    --------------------------------------------
                                       2006                   2005                     2006                   2005
                                  ---------------------  ---------------------    ---------------------  ---------------------
                                    (UNAUDITED)     %      (UNAUDITED)     %       (UNAUDITED)     %      (UNAUDITED)     %

Net sales                          $    389,157  100.0    $    368,637  100.0      $   735,317   100.0    $   705,797   100.0
Cost of sales                           196,722   50.6         188,212   51.1          372,542    50.7        362,577    51.4
                                  -------------- ------  -------------- ------    ------------- -------  ------------- -------
Gross profit                            192,435   49.4         180,425   48.9          362,775    49.3        343,220    48.6
Research and development                 20,562    5.3          20,936    5.7           40,501     5.5         41,738     5.9
Selling, general and
  administrative (a)                    117,576   30.2         108,115   29.3          229,707    31.2        214,432    30.4
Amortization                              2,850    0.7           2,991    0.8            5,705     0.8          5,799     0.8
Interest expense                          4,350    1.1           3,764    1.0            8,426     1.1          7,280     1.0
Other charges (income), net (b)          (2,557)  (0.7)         21,581    5.9           (5,095)   (0.7)        21,245     3.0
                                  -------------- ------  -------------- ------    ------------- -------  ------------- -------
Earnings before taxes                    49,654   12.8          23,038    6.2           83,531    11.4         52,726     7.5
Provision for taxes                      14,897    3.9           4,727    1.2           25,059     3.4         13,634     2.0
                                  -------------- ------  -------------- ------    ------------- -------  ------------- -------
Net earnings                       $     34,757    8.9    $     18,311    5.0      $    58,472     8.0    $    39,092     5.5
                                  ============== ======  ============== ======    ============= =======  ============= =======


Notes:

(a) Includes share-based compensation of $2.1 million ($1.4 million after-tax) and $4.3 million ($2.8 million after-tax) for the three and six months ended June 30, 2006 as discussed in Note 3.

(b) Includes a $21.8 million ($13.1 million after-tax) one-time pipette litigation charge related to a $19.9 million ($12 million after-tax) non-cash write-off of an intellectual property license and $1.9 million ($1.1 million after-tax) of related legal costs for the three and six months ended June 30, 2005 as disclosed in Note 7.


     Net sales

     Net sales were $389.2 million and $735.3 million for the three and six months ended June 30, 2006, compared to $368.6 million and $705.8 million for the corresponding periods in 2005. This represents an increase in U.S. dollars of 6% and 4% for the three and six months ended June 30, 2006. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 5% and 6% for the three and six months ended June 30, 2006.

     During the three and six months ended June 30, 2006, our net sales by geographic destination in local currencies increased by 7% and 4% in the Americas, by 4% and 7% in Europe and by 4% and 8% in Asia/Rest of World. A discussion of sales by operating segment is included below.

     As described in Note 16 to our consolidated financial statements for the year ending December 31, 2005, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, some of which is provided under separately priced contracts, as well as sales of spare parts.

     Net sales of products increased in U.S. dollars by 5% and 4% during the three and six months ended June 30, 2006 compared to the corresponding period in 2005. Excluding the effect of currency exchange rate fluctuations for the three and six month periods then ended net sales of products increased 5% and 6%, respectively. Service revenue (including spare parts) increased in U.S. dollars by 7% and 5% during the three and six months ended June 30, 2006 compared to the corresponding period in 2005. Excluding currency exchange rate fluctuations for the three and six month period then ended net service revenues increased 7% in both periods.

     Net sales for our laboratory-related products increased 3% and 6% in local currencies during the three and six months ended June 30, 2006, principally driven by strong growth in process analytics, analytical instruments and laboratory balances.

     Net sales of our industrial-related products increased 3% and 4% in local currencies for the three and six months ended June 30, 2006, particularly due to growth in our product inspection products.

     In our food retailing markets, net sales increased 20% and 16% in local currencies during the three and six months ended June 30, 2006, due to increased sales in all of our key geographic markets related to strong project activity.

     Gross profit

     Gross profit as a percentage of net sales was 49.4% and 49.3% for the three and six months ended June 30, 2006, compared to 48.9% and 48.6% for the corresponding periods in 2005.

     Gross profit as a percentage of net sales for products was 53.8% and 53.6% for the three and six months ended June 30, 2006, compared to 53.0% and 53.0% for the corresponding periods in 2005.

     Gross profit as a percentage of net sales for services (including spare parts) was 35.2% and 35.6% for the three and six months ended June 30, 2006, compared to 35.3% and 34.4% for the corresponding periods in 2005.

     The increase in gross profit reflects benefits from our sales volume leveraging our fixed production costs, as well as pricing, benefits from our cost rationalization initiatives.

     Research and development and selling, general and administrative expenses

     Research and development expenses decreased 1% and were unchanged, in local currencies, during the three and six months ended June 30, 2006, respectively, compared to the corresponding periods in 2005. This reflects the timing of previous year projects as well as our desire to continue to reallocate research and development resources to marketing.

     Selling, general and administrative expenses increased 9% and 10%, in local currencies, during the three and six months ended June 30, 2006, respectively, compared to the corresponding periods in 2005. This is primarily due to share-based compensation expense, performance related compensation costs, as well as our continued sales and marketing investments, especially in China.

     Interest expense, other charges (income), net, taxes and net earnings

     Interest expense was $4.4 million and $8.4 million for the three and six months ended June 30, 2006, respectively, and $3.8 million and $7.3 million for the corresponding periods in 2005. The increase is due to higher average borrowings in 2006 over the comparable period in 2005.

     Other income, net consists primarily of interest income, as well as (gains) losses from foreign currency transactions, and other items. The increase in other income, net over the prior year comparable period is due to higher interest income associated with the increase in cash balances resulting from our earnings repatriation associated with the American Jobs Creation Act of 2004. For the three and six months ended June 30, 2005, other charges (income), net also includes a $21.8 million ($13.1 million after-tax) charge related to pipette litigation. We wrote-off a $19.9 million intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. We also incurred $1.9 million of related legal costs during the three months ended June 30, 2005, which includes damages of $0.6 million.

     The provision for taxes for the three month and six month periods ended June 30, 2006 is based upon our projected annual effective tax rate of 30%.

     Subsequent to June 30, 2006, we completed a legal entity reorganization of certain international subsidiaries which will impact the recorded amounts of certain deferred tax assets and deferred tax liabilities. As a result, we will record two discrete items in our tax provision during the third quarter. A valuation allowance will be established pertaining to our ability to realize deferred tax assets associated with our foreign tax credit carryforwards in the range of $8 to $11 million. In addition, we will reverse an $11 million deferred tax liability associated with the tax effect on unremitted earnings of foreign subsidiaries. We are currently evaluating the impact of this reorganization and the discrete items on our annual and third quarter effective tax rate.

     Net earnings were $34.8 million and $58.5 million during the three and six months ended June 30, 2006, respectively, compared to net earnings of $18.3 million and $39.1 million during the three and six months ended June 30, 2005. Net earnings for the three and six months ended June 30, 2006 includes $1.4 million and $2.8 million of share-based compensation expense, after tax. Net earnings for the three and six months ended June 30, 2005 included the previously described $13.1 million one-time pipette litigation charge. Net earnings, as reported, increased 90% and 50% for the three and six months ended June 30, 2006 compared to the same periods in 2005. Excluding the effect of share-based compensation expense and the one-time pipette litigation charge, net earnings would have increased 15% and 17% for the three and six months ended June 30, 2006. Excluding these items, the increase in net earnings primarily reflects improved sales volume in 2006 and the benefits from leveraging our fixed production costs as well as our improved gross margin.

     Net earnings per diluted share were $0.84 and $1.41 during the three and six months ended June 30, 2006 compared to $0.42 and $0.89 during the three and six months ended June 30, 2005. Net earnings for the three and six months ended June 30, 2006 include $0.04 and $0.07 per diluted share of share-based compensation expense. Net earnings for the three and six months ended June 30, 2005 included the previously described $0.30 one-time pipette litigation charge. Net earnings per diluted share, as reported, increased 100% and 58% for the three and six months ended June 30, 2006 compared to the same periods in 2005. Excluding the effect of share-based compensation expense and the one-time pipette litigation charge, net earnings per diluted share would have increased 22% and 24% for the three and six months ended June 30, 2006. The increase in net earnings per diluted share primarily reflects improved sales volume in 2006, the benefits from leveraging our fixed production costs, our improved gross margin and the benefits from our share repurchase program.

RESULTS OF OPERATIONS - BY OPERATING SEGMENT

     U.S. Operations


                                       Three months ended June 30             Six months ended June 30
                                      2006          2005      %(1)           2006         2005       %(1)
                                      ----          ----      ----           ----         ----       ----
Total net sales                    $ 161,887     $ 150,915     7%         $ 300,735    $ 287,578      5%
Net sales to external customers    $ 148,351     $ 139,728     6%         $ 276,969    $ 265,943      4%
Segment profit                     $  25,785     $  19,234    34%         $  40,323    $  31,686     27%


(1) Represents U.S. dollar growth (decline) for net sales and segment profit.


     The increase in total net sales and net sales to external customers for the six months ended June 30, 2006 reflects growth across most product lines, particularly our food retailing products due to the timing of project activity as well as continued growth in our in-store retail software solutions. Our U.S. Operations have also experienced solid results in process analytics, analytical instruments and product inspection products. Net sales growth to external customers for the three months ended June 30, 2006 included particularly strong results in laboratory balances.

     Segment profit increased 34% and 27% for the three and six month periods ended June 30, 2006, respectively, compared to the corresponding periods in 2005. The increase was primarily due to increased sales volume and our ability to leverage our fixed production costs, benefits of our cost rationalization initiatives, improved profitability in our liquid handling business and reduced losses in our drug discovery business.


        Swiss Operations


                                       Three months ended June 30             Six months ended June 30
                                      2006          2005      %(1)           2006         2005       %(1)
                                      ----          ----      ----           ----         ----       ----
Total net sales                    $ 81,500     $ 82,448     -1%          $158,087     $158,417       0%
Net sales to external customers    $ 23,654     $ 22,900      3%          $ 44,224     $ 43,537       2%
Segment profit                     $ 15,208     $ 16,221     -6%          $ 30,355     $ 31,805      -5%


(1) Represents U.S. dollar growth (decline) for net sales and segment profit.



     Total net sales in local currency increased 2% and 6% for the three and six month periods ended June 30, 2006. Net sales to external customers in local currency increased 5% and 7% for the same periods versus the prior year comparable period. The increase in sales to external customers relates to continued growth in our process analytics and industrial-related products. We also experienced strong export sales growth to emerging markets for the six months ended June 30, 2006.

     The decrease in segment profit during the three and six month periods ending June 30, 2006 primarily reflects increased selling, general and administrative expense versus the previous year due to investments in our global sales and marketing initiatives, as well as increased performance related compensation. The decrease in segment profit for the six months ended June 30, 2006 is due in part to lower research and development expense in the previous year offset in part by benefits from our cost rationalization initiatives as well as favorable changes in foreign currency translation fluctuations.

     Western European Operations


                                       Three months ended June 30             Six months ended June 30
                                      2006          2005      %(1)           2006         2005       %(1)
                                      ----          ----      ----           ----         ----       ----
Total net sales                    $ 147,981     $ 145,160     2%         $ 284,484    $ 281,112       1%
Net sales to external customers    $ 129,791     $ 127,039     2%         $ 249,507    $ 249,115       0%
Segment profit                     $  10,939     $  10,912     0%         $  19,897    $  18,129      10%


(1) Represents U.S. dollar growth (decline) for net sales and segment profit.


     Total net sales increased 4% and 7% in local currency for the three and six months ended June 30, 2006. Net sales in local currency to external customers increased 3% and 5% for the three and six month periods compared to the corresponding periods in 2005 primarily due to strong sales growth in our food retailing products primarily related to strong project activity as well as solid growth in our laboratory-related products.

     The increase in segment profit for the six months ended June 30, 2006 is principally a result of increased net sales volume, our ability to leverage our fixed production costs and benefits of our cost rationalization initiatives partially offset by unfavorable currency translation fluctuations. Segment profit for the three and six months ended June 30, 2006 also included a restructuring charge of $1.2 million related primarily to severance charges.

     Chinese Operations


                                       Three months ended June 30             Six months ended June 30
                                      2006          2005      %(1)           2006         2005       %(1)
                                      ----          ----      ----           ----         ----       ----
Total net sales                    $ 49,770     $ 43,069      16%         $ 91,027     $ 79,156      15%
Net sales to external customers    $ 31,216     $ 28,535       9%         $ 55,881     $ 50,499      11%
Segment profit                     $ 11,494     $  9,508      21%         $ 21,033     $ 16,849      25%


(1) Represents U.S. dollar growth (decline) for net sales and segment profit.


     Total net sales in local currency increased 12% and 12% and net sales to external customers increased 6% and 7% for the three and six months ended June 30, 2006 as compared to the corresponding periods in 2005. These increases were due to continued sales growth for most product lines.

     The increase in segment profit is primarily due to the continued improvement in sales volume and our ability to leverage our fixed production costs.

     Other


                                       Three months ended June 30             Six months ended June 30
                                      2006          2005      %(1)           2006         2005       %(1)
                                      ----          ----      ----           ----         ----       ----
Total net sales                    $ 55,987      $ 50,618     11%         $ 108,669    $ 96,885      12%
Net sales to external customers    $ 56,145      $ 50,435     11%         $ 108,736    $ 96,703      12%
Segment profit                     $  4,347      $  2,341     86%         $   8,063    $  5,811      39%


(1) Represents U.S. dollar growth (decline) for net sales and segment profit.


     Total net sales and net sales to external customers increased 10% and 13% in local currency for the three and six months ended June 30, 2006 compared to the previous year comparable periods. This performance reflects increased sales in our Other Asian Pacific, Eastern European and Other North American markets.

     Segment profit increased during the three and six months ended June 30, 2006 primarily due to increased sales volume in Eastern Europe and the timing of certain expenses and inventory charges that occurred during the three months ended June 30, 2005.

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

     Cash provided by operating activities totaled $72.2 million in the six months ended June 30, 2006, compared to $57.3 million in the corresponding period in 2005. The increase in 2006 resulted principally from improved operating results and strong cash collections compared to the corresponding period in 2005. Operating cash flows for the six months ended June 30, 2006 excludes excess tax benefits from share-based payment arrangements of $7.7 million. These benefits have been classified as financing activities pursuant to SFAS 123R.

     We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In addition, the terms of certain of our acquisitions provide for possible additional earn-out payments. However, we do not currently believe we will make any material payments relating to such earn-outs.

     Capital expenditures are a significant use of funds and are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $11.8 million for the six months ended June 30, 2006 compared to $11.9 million in the corresponding period in 2005. The decrease is due primarily to timing. However, we expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     Senior Notes and Credit Facility Agreement

     Our short-term borrowings and long-term debt consisted of the following at June 30, 2006.


                                                                           June 30, 2006
                                                        ------------------------------------------------------
                                                                           Other principal
                                                          U.S. dollar     trading currencies       Total
                                                        ----------------  ------------------  ----------------

$150m Senior notes (net of unamortized discount)          $     148,662     $             -     $     148,662
Credit facility                                                       -             264,125           264,125
                                                        ----------------  ------------------  ----------------
Total long-term debt                                            148,662             264,125           412,787
Other local arrangements                                              -               8,201             8,201
                                                        ----------------  ------------------  ----------------
Total debt                                                $     148,662     $       272,326     $     420,988
                                                        ================  ==================  ================


     As of June 30, 2006, we had $176.6 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

     We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements.

     Share repurchase program

     We have a share repurchase program. Under the program, we are authorized to buy back up to $500 million of equity shares. As of June 30, 2006, there were $114.4 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2007. During July 2006, we have been authorized to buy back an additional $400 million of shares through December 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 7.4 million shares since the inception of the program through June 30, 2006.

     We spent $117.2 million and $73.3 million on the repurchase of 1,941,900 shares and 1,505,900 shares at an average price of $60.32 and $48.62 during the six months ended June 30, 2006 and 2005, respectively, as well as an additional $4.2 million and $1.4 million during the six month periods ended June 30, 2006 and 2005, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2005 and 2004. See Part II Item 2 regarding details of the share repurchase program for the three months ended June 30, 2006. We reissued 766,259 shares and 121,825 shares held in treasury for the exercise of stock options for the six months ended June 30, 2006 and 2005, respectively.

EFFECT OF CURRENCY ON RESULTS OF OPERATIONS

     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2006, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $30.3 million in the reported U.S. dollar value of the debt.

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

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "could," "would," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential" or "continue" or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption, "Factors affecting our future operating results" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2006, there was no material change in the information provided under Item 7A in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.   CONTROLS AND PROCEDURES

     Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

                         PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.   None

Item 1A.  RISK FACTORS.

     See Risk Factors identified in the Company's most recently filed Form
10-K.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Issuer Purchases of Equity Securities


----------------------------  ------------  ----------------  -------------------  ----------------------
                                 (a)                (b)                (c)                   (d)
                                                                  Total Number          Maximum Number
                                                                   of Shares           (or Approximate
                                                                  Purchased as         Dollar Value) of
                                Total                           Part of Publicly       Shares that May
                              Number of           Average          Announced           Yet be Purchased
                               Shares           Price Paid         Plans or           Under the Plans or
                              Purchased         per Share          Programs                Programs
----------------------------  ------------  ----------------  -------------------  ----------------------
April 1 to April 30, 2006       285,000        $   61.94             285,000               $  146,012

----------------------------  ------------  ----------------  -------------------  ----------------------
May 1 to May 31, 2006           200,300        $   65.64             200,300               $  132,858

----------------------------  ------------  ----------------  -------------------  ----------------------
June 1 to June 30, 2006         303,000        $   60.78             303,000               $  114,431

----------------------------  ------------  ----------------  -------------------  ----------------------
Total                           788,300        $   62.44             788,300               $  114,431
----------------------------  ------------  ----------------  -------------------  ----------------------


     The Company has a share repurchase program. Under the program the Company has been authorized to buy back up to $500 million of equity shares. As of June 30, 2006, there were $114.4 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2007. During July 2006, the Company has been authorized to buy back an additional $400 million of shares through December 2008. The Company has purchased 7.4 million shares since the inception of the program through June 30, 2006.

     The Company spent $117.2 million and $73.3 million on the repurchase of 1,941,900 shares and 1,505,900 shares at an average price of $60.32 and $48.62 during the six months ended June 30, 2006 and 2005, respectively, as well as an additional $4.2 million and $1.4 million during the six month periods ended June 30, 2006 and 2005, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2005 and 2004. The Company reissued 766,259 shares and 121,825 shares held in treasury for the exercise of stock options for the six months ended June 30, 2006 and 2005, respectively.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Mettler-Toledo International Inc. annual meeting of stockholders was held on May 3, 2006. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors, the ratification of the appointment of the company's independent auditors, and the approval of the POBS Plus Incentive System.

     As of the record date of March 6, 2006 there were 40,975,959 shares of common stock entitled to vote at the meeting. The holders of 37,440,545 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:


                                                         Withheld
Matter                                       For        or Against       Abstained
------                                       ---        ----------       ---------
Election of Directors

     Robert F. Spoerry                     36,148,859     1,291,686
     Francis A. Contino                    37,103,801       336,744
     John T. Dickson                       36,852,924       587,621
     Philip H. Geier                       36,823,054       617,491
     John D. Macomber                      23,522,023    13,918,522
     Hans Ulrich Maerki                    37,070,308       370,237
     George M. Milne                       37,024,300       416,245
     Thomas P. Salice                      37,092,102       348,443

Appointment of Independent Auditors        37,370,376        60,438         9,737

Approval of POBS Plus Incentive System     35,091,066     2,280,640        68,839


Item 5.   OTHER INFORMATION.  None

Item 6.   EXHIBITS.

     (a)  Exhibits

               10.1 Employment Agreement between Joakim Weidemanis and Mettler-Toledo International Inc., dated May 23, 2005

               10.2 Employment Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated April 11, 2006

               10.3 Indemnification Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated June 1, 2006

               31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

               31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

               32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)   Reports on Form 8-K

     Date Furnished or Filed              Item Reported
     -----------------------------------  -------------------------------------
     July 27, 2006                        Press release announcing second
                                          quarter 2006 results

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Mettler-Toledo International Inc.

Date: July 28, 2006                     By:  /s/  William P. Donnelly
                                           ------------------------------
                                           William P. Donnelly
                                           Group Vice President and
                                           Chief Financial Officer