Form 10-Q
period 2006-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2006-11-03
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 1-13595
Mettler-Toledo International Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland
(Address of principal executive offices)
(Zip Code)
+41-44-944-22-11
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 39,293,670 shares of Common Stock outstanding at September 30, 2006.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2006 and 2005
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2006	2005
Net sales
Products	$307,143	$280,749
Service	90,175	84,679

Total net sales	397,318	365,428
Cost of sales
Products	147,663	131,751
Service	55,598	54,671

Gross profit	194,057	179,006
Research and development	20,478	19,315
Selling, general and administrative	117,762	108,777
Amortization	2,793	2,816
Interest expense	4,409	4,006
Other charges (income), net	(1,441)	(249)

Earnings before taxes	50,056	44,341
Provision for taxes	3,016	18,723

Net earnings	$47,040	$25,618

Basic earnings per common share:
Net earnings	$1.18	$0.61
Weighted average number of common shares	39,795,452	41,786,186

Diluted earnings per common share:
Net earnings	$1.16	$0.60
Weighted average number of common and common equivalent shares	40,455,687	42,893,530
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2006 and 2005
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2006	2005
Net sales
Products	$867,885	$820,728
Service	264,750	250,497

Total net sales	1,132,635	1,071,225
Cost of sales
Products	407,776	385,489
Service	168,027	163,510

Gross profit	556,832	522,226
Research and development	60,979	61,053
Selling, general and administrative	347,469	323,209
Amortization	8,498	8,615
Interest expense	12,835	11,286
Other charges (income), net	(6,536)	20,996

Earnings before taxes	133,587	97,067
Provision for taxes	28,075	32,357

Net earnings	$105,512	$64,710

Basic earnings per common share:
Net earnings	$2.61	$1.53
Weighted average number of common shares	40,460,563	42,427,364

Diluted earnings per common share:
Net earnings	$2.56	$1.49
Weighted average number of common and common equivalent shares	41,155,856	43,573,821
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$195,358	$324,578
Trade accounts receivable, less allowances of $7,531 at September 30, 2006 and $7,897 at December 31, 2005	270,712	271,915
Inventory	160,720	150,201
Current deferred tax assets, net	32,037	30,210
Other current assets and prepaid expenses	29,615	23,755

Total current assets	688,442	800,659
Property, plant and equipment, net	220,331	218,519
Goodwill	431,147	423,048
Other intangible assets, net	103,614	105,161
Non-current deferred tax assets, net	64,608	73,042
Other non-current assets	54,422	49,344

Total assets	$1,562,564	$1,669,773

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$82,599	$88,553
Accrued and other liabilities	61,168	68,277
Accrued compensation and related items	95,948	91,409
Deferred revenue and customer prepayments	45,445	34,803
Taxes payable	65,369	59,015
Current deferred tax liabilities	5,108	5,054
Short-term borrowings	7,738	6,345

Total current liabilities	363,375	353,456
Long-term debt	361,418	443,795
Non-current deferred tax liabilities	67,438	78,360
Other non-current liabilities	143,866	135,160

Total liabilities	936,097	1,010,771

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 39,293,670 and 41,404,071 shares at September 30, 2006 and December 31, 2005, respectively	448	448
Additional paid-in capital	449,654	457,129
Treasury stock at cost (5,492,341 shares at September 30, 2006 and 3,381,940 shares at December 31, 2005)	(306,386)	(170,325)
Retained earnings	522,587	417,075
Accumulated other comprehensive income (loss)	(39,836)	(45,325)

Total shareholders’ equity	626,467	659,002

Total liabilities and shareholders’ equity	$1,562,564	$1,669,773

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Nine months ended September 30, 2006 and 2005
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2005	41,404,071	$448	$457,129	$(170,325)	$417,075	$(45,325)	$659,002
Exercise of stock options	896,899	—	(23,859)	46,351	—	—	22,492
Common stock issued as equity compensation	1,000	—	8	53	—	—	61
Repurchases of common stock	(3,008,300)	—	—	(182,465)	—	—	(182,465)
Tax benefit resulting from exercise of certain employee stock options	—	—	10,098	—	—	—	10,098
Share-based compensation	—	—	6,278	—	—	—	6,278
Comprehensive income:
Net earnings	—	—	—	—	105,512	—	105,512
Change in currency translation adjustment	—	—	—	—	—	5,489	5,489

Comprehensive income	—	—	—	—	—	—	111,001

Balance at September 30, 2006	39,293,670	$448	$449,654	$(306,386)	$522,587	$(39,836)	$626,467

Balance at December 31, 2004	43,366,139	$448	$476,704	$(67,404)	$308,173	$2,965	$720,886
Exercise of stock options	373,745	—	(6,154)	17,605	—	—	11,451
Repurchases of common stock	(2,181,800)	—	—	(106,740)	—	—	(106,740)
Tax benefit resulting from exercise of certain employee stock options	—	—	30	—	—	—	30
Comprehensive income:
Net earnings	—	—	—	—	64,710	—	64,710
Change in currency translation adjustment	—	—	—	—	—	(32,524)	(32,524)

Comprehensive income	—	—	—	—	—	—	32,186

Balance at September 30, 2005	41,558,084	$448	$470,580	$(156,539)	$372,883	$(29,559)	$657,813

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2006 and 2005
(In thousands)
(unaudited)

	September 30,	September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$105,512	$64,710
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,317	19,458
Amortization	8,498	8,615
Deferred taxes	(6,594)	(5,108)
Excess tax benefits from share-based payment arrangements	(8,160)	—
Share-based compensation	6,278	—
Other	(1,231)	19,806
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	11,119	5,557
Inventory	(4,067)	(5,730)
Other current assets	(3,996)	961
Trade accounts payable	(4,753)	(9,243)
Taxes payable	13,873	13,412
Accruals and other	3,920	5,151

Net cash provided by operating activities	139,716	117,589

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,036	874
Purchase of property, plant and equipment	(20,607)	(21,046)
Acquisitions	(790)	(3,984)

Net cash used in investing activities	(17,361)	(24,156)

Cash flows from financing activities:
Proceeds from borrowings	51,873	159,318
Repayments of borrowings	(149,605)	(130,705)
Proceeds from exercise of stock options	22,532	11,451
Repurchases of common stock	(186,616)	(108,131)
Excess tax benefits from share-based payment arrangements	8,160	—

Net cash used in financing activities	(253,656)	(68,067)

Effect of exchange rate changes on cash and cash equivalents	2,081	1,854

Net increase (decrease) in cash and cash equivalents	(129,220)	27,220

Cash and cash equivalents:
Beginning of period	324,578	67,176

End of period	$195,358	$94,396

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited
(In thousands, except share data, unless otherwise stated)
1. BASIS OF PRESENTATION
     Mettler-Toledo International Inc. (“Mettler-Toledo” or the “Company”) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company’s primary manufacturing facilities are located in China, Germany, Switzerland, the United Kingdom and the United States. The Company’s principal executive offices are located in Greifensee, Switzerland and Columbus, Ohio.
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all of the Company’s wholly owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 should be read in conjunction with the December 31, 2005 and 2004 consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Trade Accounts Receivable
     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. Historically the Company has had minimal bad debt write-offs due to its strong customer base.
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
     Inventory consisted of the following:

	September 30,	December 31,
	2006	2005
Raw materials and parts	$84,741	$80,201
Work-in-progress	21,981	19,777
Finished goods	53,998	50,223

	$160,720	$150,201

Other Intangible Assets
     Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets and the continued accounting for previously recognized intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consisted of the following:

	September 30, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$73,394	$(8,670)	$72,339	$(7,104)
Proven technology and patents	30,470	(15,003)	29,918	(13,402)
Tradename (finite life)	1,509	(520)	1,427	(451)
Tradename (indefinite life)	22,434	—	22,434	—

	$127,807	$(24,193)	$126,118	$(20,957)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.4 million for 2006 through 2010. The Company had amortization expense associated with the above intangible assets of $3.4 million and $3.1 million for the nine months ended September 30, 2006 and 2005, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.1 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively.
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the nine months ended September 30 are as follows:

	2006	2005
Balance at beginning of period	$10,732	$10,483
Accruals for warranties	9,301	8,808
Foreign currency translation	411	(634)
Payments / utilizations	(9,856)	(9,336)

Balance at end of period	$10,588	$9,321

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as they are incurred.
New Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording, in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for uncertain tax positions. This interpretation will be effective for the Company beginning January 1, 2007. The Company is in the process of determining the effect, if any, FIN 48 will have on its financial statements.
     In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company will be required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding offset to shareholders’ equity. Previously unrecognized assets and liabilities will be recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 will also require the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company will implement SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the Company for the fiscal year ending after December 15, 2006. The Company does not believe the implementation of SFAS 158 will have a material impact on its statement of financial position or financial covenants.
3. INCOME TAXES
     Income tax expense was $3.0 million and $18.7 million for the three month periods ending September 30, 2006 and 2005, respectively, and $28.1 million and $32.4 million for the nine month periods ending September 30, 2006 and 2005, respectively.
     During the third quarter of 2006, the Company implemented a legal reorganization that resulted in a reduction of the estimated annual effective tax rate before discrete items from 30% to approximately 27%. In addition to the change in the Company’s estimated annual effective tax rate, the Company recorded four discrete tax items: a charge of $10.5 million related to the establishment of a valuation allowance on foreign tax credit carryforwards, a benefit of $13.4 million associated with a reduction of a liability previously established for estimated costs to repatriate unremitted earnings of foreign subsidiaries, a favorable tax law change resulting in a benefit of $5.1 million and a cumulative tax benefit adjustment of $2.5 million, associated with the six months ended June 30, 2006, for the estimated annual effective tax rate change described above.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
The net impact of the items described above has decreased the effective tax rate to 6.0% and 21.0% for the three and nine months ended September 30, 2006, respectively.
     As a result of the American Jobs Creation Act of 2004, the Company repatriated approximately $160 million of cash that has been generated over time by its foreign operations during the quarter ended September 30, 2005. As a result of this planned repatriation, the Company recorded additional income tax expense during the quarter ended September 30, 2005 of $13.1 million. This amount reflects the federal tax impact in the United States (including certain state taxes) of $12.3 million, foreign withholding taxes of $2.0 million and a net decrease of $1.2 million of deferred tax liabilities associated with the reassessment of pre-existing and future dividend repatriations.
     In addition, during the quarter ended September 30, 2005 the Company recorded tax benefits of $7.7 million related to the favorable resolution of certain tax matters. The net impact of the items described above increased the effective tax rate to 42.2% and 33.3% for the three and nine months ended September 30, 2005, respectively.
     Excluding the effects of the previously mentioned discrete items, the Company’s annual effective tax rate would have been 27.0% and 30.0% for 2006 and 2005, respectively. Including these items, the annual effective tax rate is 23.0% and 32.0% for 2006 and 2005, respectively.
4. SHARE-BASED COMPENSATION
     The Company’s 2004 equity incentive plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of grant. Options generally vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years and six months. Restricted stock units vest equally over a five-year period from the date of grant.
     On January 1, 2006, the Company adopted SFAS 123R and Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payments”, applying the modified prospective method. SFAS 123R requires all share-based compensation arrangements granted to employees, including stock option grants, to be recognized in the consolidated statement of operations based on the grant date fair value of the award. Under the modified prospective method, the Company is required to record share-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.
     Share-based compensation expense is recorded within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. Prior year periods have not been restated. The effect on net earnings and net earnings per share for the three and nine months ended September 30, 2006 is as follows:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Share-based compensation by award type:
Stock options	$1,823	$5,715
Restricted stock units	188	563

Total share-based compensation	2,011	6,278
Tax effect on share-based compensation	689	2,150

Effect on net earnings	$1,322	$4,128

Effect on net earnings per share:
Basic	$0.03	$0.10
Diluted	$0.03	$0.10
     The fair values of stock options granted were calculated using the Black-Scholes pricing model. The following table summarizes all stock option activity from December 31, 2005 through September 30, 2006:

			Aggregate
	Number of	Weighted Average	Intrinsic Value
	Options	Exercise Price	(in millions)
Outstanding at December 31, 2005	3,924,372	$37.44
Granted	10,000	61.40
Exercised	(896,899)	25.08
Forfeited	(100,895)	44.06

Outstanding at September 30, 2006	2,936,578	$41.07	$73.6

Options exercisable at September 30, 2006	1,557,178	$37.45	$44.7
     The following table details the weighted average remaining contractual life of options outstanding at September 30, 2006 by range of exercise prices:

Number of Options	Weighted Average Exercise	Remaining Contractual Life
Outstanding	Price	of Options Outstanding	Options Exercisable
193,228	$16.37	1.1	193,228
490,750	$32.00	6.0	269,750
752,500	$38.51	7.0	507,000
1,064,100	$46.87	6.5	585,200
436,000	$52.51	9.5	2,000

2,936,578		6.6	1,557,178

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     As of the date granted, the weighted average grant-date fair value of the options granted during the nine months ended September 30, 2006 was approximately $19.69. Such weighted average grant-date fair value was determined using the Black-Scholes pricing model that incorporated the following assumptions:

2006
Risk-free interest rate	4.9%
Expected life in years	5
Expected volatility	25%
Expected dividend yield	—
     The following table summarizes all restricted stock unit activity from December 31, 2005 through September 30, 2006:

	Number of	Aggregate
	Restricted Stock	Intrinsic Value (in
	Units	millions)
Outstanding at December 31, 2005	74,600
Granted	—
Exercised	—
Forfeited	(1,000)

Outstanding at September 30, 2006	73,600	$4.9

Units exercisable at September 30, 2006	—	—
     As of September 30, 2006, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $16.6 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.2 years.
     Prior to January 1, 2006, the Company applied the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its share-based compensation plan.
     Had compensation cost for the Company’s share-based plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of SFAS 123, the Company’s net earnings and basic and diluted net earnings per common share for the three and nine month periods ended September 30, 2005 would have been as follows:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net earnings:
As reported	$25,618	$64,710
Compensation expense	(1,516)	(4,931)

Pro forma	$24,102	$59,779

Basic earnings per common share:
As reported	$0.61	$1.53
Compensation expense	(0.04)	(0.12)

Pro forma	$0.57	$1.41

Weighted average number of common shares	41,786,186	42,427,364

Diluted earnings per common share:
As reported	$0.60	$1.49
Compensation expense	(0.04)	(0.11)

Pro forma	$0.56	$1.38

Weighted average number of common and common equivalent shares	42,747,626	43,412,191
5. TREASURY STOCK
     The Company has a share repurchase program whereby the Company has been authorized to buy back up to $900 million of equity shares. As of September 30, 2006, there were $449.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 8.4 million shares since the inception of the program through September 30, 2006.
     The Company spent $182.4 million and $106.7 million on the repurchase of 3,008,300 shares and 2,181,800 shares at an average price of $60.62 and $48.89 during the nine months ended September 30, 2006 and 2005, respectively, as well as an additional $4.2 million and $1.4 million during the nine month periods ended September 30, 2006 and 2005, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2005 and 2004. The Company reissued 896,899 shares and 367,945 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2006 and 2005, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
6. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, relating to outstanding stock options and restricted stock units.

	2006	2005
Three months ended	660,235	1,107,344
Nine months ended	695,292	1,146,457
     Outstanding options to purchase 426,000 and 0 shares of common stock for the three month periods ended September 30, 2006 and 2005, respectively, and options to purchase 434,333 and 169,500 shares of common stock for the nine month periods ended September 30, 2006 and 2005, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options would be anti-dilutive.
7. NET PERIODIC BENEFIT COST
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	2006	2005	2006	2005	2006	2005
Service cost, net	$165	$158	$3,606	$3,099	$63	$52
Interest cost on projected benefit obligations	1,557	1,507	4,175	4,151	330	357
Expected return on plan assets	(2,011)	(1,903)	(6,012)	(5,317)	—	—
Net amortization and deferral	—	—	—	—	(240)	(239)
Recognition of actuarial losses (gains)	645	601	140	(387)	—	—

Net periodic pension cost	$356	$363	$1,909	$1,546	$153	$170

     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	2006	2005	2006	2005	2006	2005
Service cost, net	$495	$476	$10,568	$10,241	$190	$158
Interest cost on projected benefit obligations	4,671	4,523	12,266	12,988	991	1,073
Expected return on plan assets	(6,035)	(5,709)	(17,692)	(16,555)	—	—
Net amortization and deferral	—	—	—	—	(719)	(719)
Recognition of actuarial losses (gains)	1,937	1,805	413	(912)	—	—

Net periodic pension cost	$1,068	$1,095	$5,555	$5,762	$462	$512

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005, the Company expects to make normal employer contributions of approximately $11 million to its non-U.S. pension plans and $2 million to its U.S. post-retirement medical plan during the year ended December 31, 2006.
8. OTHER CHARGES (INCOME), NET
     Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.
     For the nine months ended September 30, 2005, other charges (income), net included a $21.8 million charge related to litigation. The Company wrote off a non-cash $19.9 million ($12 million after-tax) intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005 which is included as a component of Other in the interim consolidated statements of cash flows. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during the nine months ended September 30, 2005, which included damages of $0.6 million. The damages of $0.6 million were subsequently reversed during 2006.
9. SEGMENT REPORTING
     As disclosed in Note 16 to the Company’s consolidated financial statements for the year ending December 31, 2005, operating segments are the individual reporting units within the Company. These units are managed separately and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
     The Company evaluates segment performance based on Segment Profit (earnings before taxes before share-based compensation expense, amortization, interest expense and other charges).

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2006	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$149,232	$11,296	$160,528	$21,906	$272,811
Swiss Operations	23,910	59,916	83,826	16,400	23,507
Western European Operations	127,669	19,319	146,988	10,928	115,028
Chinese Operations	35,552	16,453	52,005	11,502	1,844
Other (a)	60,955	122	61,077	5,729	17,957
Eliminations and Corporate (b)	—	(107,106)	(107,106)	(8,637)	—

Total	$397,318	$—	$397,318	$57,828	$431,147

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2006	Customers	Segments	Sales	Profit
U.S. Operations	$426,200	$35,062	$461,262	$62,228
Swiss Operations	68,134	173,779	241,913	46,755
Western European Operations	377,176	54,296	431,472	30,825
Chinese Operations	91,434	51,598	143,032	32,535
Other (a)	169,691	56	169,747	13,792
Eliminations and Corporate (b)	—	(314,791)	(314,791)	(31,473)

Total	$1,132,635	$—	$1,132,635	$154,662

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2005	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$144,363	$12,684	$157,047	$22,438	$272,781
Swiss Operations	20,707	54,582	75,289	14,356	22,920
Western European Operations	118,973	17,307	136,280	8,833	109,356
Chinese Operations	31,569	15,273	46,842	10,916	1,828
Other (a)	49,816	55	49,871	3,741	18,386
Eliminations and Corporate (b)	—	(99,901)	(99,901)	(9,370)	—

Total	$365,428	$—	$365,428	$50,914	$425,271

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2005	Customers	Segments	Sales	Profit
U.S. Operations	$410,306	$34,319	$444,625	$54,124
Swiss Operations	64,244	169,462	233,706	46,161
Western European Operations	368,088	49,304	417,392	26,962
Chinese Operations	82,067	43,930	125,997	27,765
Other (a)	146,520	237	146,757	9,552
Eliminations and Corporate (b)	—	(297,252)	(297,252)	(26,600)

Total	$1,071,225	$—	$1,071,225	$137,964

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company’s reportable operating segments.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company’s operating segments.
     A reconciliation of Earnings before taxes to Segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Earnings before taxes	$50,056	$44,341	$133,587	$97,067
Share-based compensation	2,011	—	6,278	—
Amortization	2,793	2,816	8,498	8,615
Interest expense	4,409	4,006	12,835	11,286
Other charges (income), net	(1,441)	(249)	(6,536)	20,996

Segment profit	$57,828	$50,914	$154,662	$137,964

10. RELATED PARTY TRANSACTIONS
     As part of the Rainin acquisition in 2001, the Company entered into an agreement to lease certain property from the former owner and former General Manager of Rainin. During the three and nine months ended September 30, 2006 and 2005, the Company made lease payments in respect of this agreement of $0.6 million and $1.9 million, respectively. All of the Company’s transactions with the former owner of Rainin were in the normal course of business.
     During the third quarter of 2006, a wholly owned subsidiary of the Company issued and sold $10 million of redeemable instruments to one of the Company’s non-U.S. sponsored defined benefit plans. These instruments are redeemable beginning in July 2011 and, as such, are classified as long-term debt on the Company’s Interim Consolidated Balance Sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2006 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
11. CONTINGENCIES
     The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.
Results of Operations – Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$397,318	100.0	$365,428	100.0	$1,132,635	100.0	$1,071,225	100.0
Cost of sales	203,261	51.2	186,422	51.0	575,803	50.8	548,999	51.2

Gross profit	194,057	48.8	179,006	49.0	556,832	49.2	522,226	48.8
Research and development	20,478	5.2	19,315	5.3	60,979	5.4	61,053	5.7
Selling, general and administrative (a)	117,762	29.6	108,777	29.8	347,469	30.7	323,209	30.2
Amortization	2,793	0.7	2,816	0.8	8,498	0.8	8,615	0.8
Interest expense	4,409	1.1	4,006	1.1	12,835	1.1	11,286	1.1
Other charges (income), net (b)	(1,441)	(0.4)	(249)	(0.1)	(6,536)	(0.6)	20,996	2.0

Earnings before taxes	50,056	12.6	44,341	12.1	133,587	11.8	97,067	9.0
Provision for taxes (c)	3,016	0.8	18,723	5.1	28,075	2.5	32,357	3.0

Net earnings	$47,040	11.8	$25,618	7.0	$105,512	9.3	$64,710	6.0

Notes:

(a)	Includes share-based compensation of $2.0 million ($1.3 million after-tax) and $6.3 million ($4.1 million after-tax) for the three and nine months ended September 30, 2006 as discussed in Note 4.

(b)	Includes a $21.8 million ($13.1 million after-tax) one-time litigation charge related to a $19.9 million ($12 million after-tax) non-cash write-off of an intellectual property license and $1.9 million ($1.1 million after-tax) of related legal costs for the nine months ended September 30, 2005 as disclosed in Note 8.

(c)	Includes net tax benefits related to a legal reorganization that resulted in a reduction of the estimated annual effective tax rate from 30% to 27% and $10.5 and $8.0 million of discrete tax items for the three and nine months ended September 30, 2006, respectively. The discrete items for the nine months ended September 30, 2006 include a benefit of $2.9 million, net, associated with the legal reorganization and a benefit of $5.1 million from a favorable tax law change. The three months ended September 30, 2006 also include a cumulative tax benefit adjustment of $2.5 million related to the tax rate change associated with the six month period ended June 30, 2006 as disclosed in Note 3.

     Net sales
     Net sales were $397.3 million and $1,132.6 million for the three and nine months ended September 30, 2006, compared to $365.4 million and $1,071.2 million for the corresponding periods in 2005. This represents an increase in U.S. dollars of 9% and 6% for the three and nine months ended September 30, 2006. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 7% and 6% for the three and nine months ended September 30, 2006.
     During the three and nine months ended September 30, 2006, our net sales by geographic destination in local currencies increased by 6% and 5% in the Americas, by 5% and 7% in Europe and by 11% and 9% in Asia/Rest of World. A discussion of sales by operating segment is included below.
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
     Net sales of products increased in U.S. dollars by 9% and 6% during the three and nine months ended September 30, 2006 compared to the corresponding period in 2005. Excluding the effect of currency exchange rate fluctuations for the three and nine month periods then ended net sales of products increased 7% and 6%, respectively. Service revenue (including spare parts) increased in U.S. dollars by 6% for both the three and nine months ended September 30, 2006 compared to the corresponding period in 2005. Excluding currency exchange rate fluctuations for the three and nine month period then ended net service revenues increased 4% and 6%, respectively.
     Net sales for our laboratory-related products increased 5% and 6% in local currencies during the three and nine months ended September 30, 2006, principally driven by strong growth in process analytics, laboratory balances and analytical instruments.
     Net sales of our industrial-related products increased 6% and 4% in local currencies for the three and nine months ended September 30, 2006, particularly due to growth in our product inspection and core industrial products.
     In our food retailing markets, net sales increased 13% and 15% in local currencies during the three and nine months ended September 30, 2006. The increase for the three and nine months ended September 30, 2006 is due to strong project activity in the Americas, while sales growth for the nine months ended September 30, 2006 also includes strong project activity in Europe. Retail sales also continue to experience improved sales growth in our in-store retail item management software solutions.
     Gross profit
     Gross profit as a percentage of net sales was 48.8% and 49.2% for the three and nine months ended September 30, 2006, compared to 49.0% and 48.8% for the corresponding periods in 2005.
     Gross profit as a percentage of net sales for products was 51.9% and 53.0% for the three and nine months ended September 30, 2006, compared to 53.1% and 53.0% for the corresponding periods in 2005.

     Gross profit as a percentage of net sales for services (including spare parts) was 38.3% and 36.5% for the three and nine months ended September 30, 2006, compared to 35.4% and 34.7% for the corresponding periods in 2005.
     The decrease in gross profit percentage for the three months ended September 30, 2006 was driven by lower margins associated with our food retailing project activity and unfavorable mix offset in part by the benefits of leveraging our fixed production costs, as well as improved pricing and our cost rationalization initiatives.
     The increase in gross profit percentage for the nine months ended September 30, 2006 reflects benefits from our sales volume leveraging our fixed production costs, as well as improved pricing and our cost rationalization initiatives.
     Research and development and selling, general and administrative expenses
     Research and development expenses increased 4% and 1%, in local currencies, during the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005. The increase in the current quarter reflects the timing of project activity.
     Selling, general and administrative expenses increased 4% and 6%, in local currencies, during the three and nine months ended September 30, 2006, respectively, compared to the corresponding periods in 2005. This is primarily due to share-based compensation expense, performance related compensation costs and our continued sales and marketing investments, especially in China.
Interest expense, other charges (income), net, taxes and net earnings
     Interest expense was $4.4 million and $12.8 million for the three and nine months ended September 30, 2006, respectively, and $4.0 million and $11.3 million for the corresponding periods in 2005. The increase is due to higher average borrowings in 2006 over the comparable period in 2005.
     Other charges (income), net consists primarily of interest income, as well as (gains) losses from foreign currency transactions, and other items. The increase in other charges (income), net over the prior year comparable period is due to higher interest income associated with the increase in cash balances resulting from our earnings repatriation associated with the American Jobs Creation Act of 2004. For the nine months ended September 30, 2005, other charges (income), net includes a $21.8 million ($13.1 million after-tax) charge related to litigation. We wrote-off a $19.9 million intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. We also incurred $1.9 million of related legal costs during the nine months ended September 30, 2005, which includes damages of $0.6 million. The damages of $0.6 million were subsequently reversed during 2006.
     Income tax expense was $3.0 million and $18.7 million for the three month periods ending September 30, 2006 and 2005, respectively, and $28.1 million and $32.4 million for the nine month periods ending September 30, 2006 and 2005, respectively. The provision for taxes is based upon our projected annual effective tax rate for the related periods. During the third quarter of 2006, the Company implemented a legal reorganization that resulted in a reduction of the estimated annual effective tax rate before discrete items from 30% to approximately 27%. In addition to the change in the Company’s estimated annual effective tax rate, the Company recorded four discrete tax items: a charge of $10.5 million related to the establishment of a valuation allowance on foreign tax credit carryforwards, a benefit of $13.4 million associated with a reduction of a liability previously established for estimated costs to repatriate unremitted earnings of foreign subsidiaries, a favorable tax law change resulting in a benefit of $5.1 million and a cumulative tax benefit adjustment of $2.5 million, associated with the six months ended June 30, 2006, for the estimated annual effective tax rate change described above. The net impact of the items described above has decreased the effective tax rate to 6.0% and 21.0% for the three and nine months ended September 30, 2006, respectively. We estimate the effective tax rate, excluding discrete items, will be 27% for the year ending December 31, 2006.
     During the three months ended September 30, 2005 we recorded two tax items discrete to the quarter consisting of a charge of approximately $13.1 million relating to the impact of earnings repatriation associated with the American Jobs Creation Act of 2004 (net of certain benefits associated with the reduction of previously established deferred liabilities on remitted earnings), and a tax benefit of approximately $7.7 million relating to the favorable resolution of certain tax matters. Our tax rate for the nine months ended September 30, 2005 also included a tax benefit associated with the previously described pipette litigation. The net impact of the items described above increased the effective tax rate to 42.2% and 33.3% for the three and nine months ended September 30, 2005, respectively.
     Excluding the effects of the previously mentioned discrete items, our annual effective tax rate would have been 27.0% and 30.0% for 2006 and 2005, respectively. Including these items, our estimated annual effective tax rate is 23.0% and 32.0% for 2006 and 2005, respectively.
     Net earnings were $47.0 million and $105.5 million during the three and nine months ended September 30, 2006, respectively, compared to net earnings of $25.6 million and $64.7 million during the three and nine months ended September 30, 2005. Net earnings for the three and nine months ended September 30, 2006 include $1.3 million and $4.1 million of share-based compensation expense, after tax. Net earnings for the nine months ended September 30, 2005 included the previously described $13.1 million one-time litigation charge. Net earnings for the three and nine months ended September 30, 2006 and 2005 also included the previously described discrete tax items of $8.0 million and $5.4 million, respectively, as well as the cumulative discrete tax benefit adjustment of $2.5 million associated with the six months ended June 30, 2006, for the estimated annual effective tax rate change during the three months ended September 30, 2006. Net earnings, as reported, increased 84% and 63% for the three and nine months ended September 30, 2006 compared to the same periods in 2005. Excluding the effect of share-based compensation expense, the one-time litigation charge and the discrete tax items, net earnings would have increased 22% for the three and nine months ended September 30, 2006. This increase primarily reflects improved sales volume in 2006, improved productivity in our cost structure and a lower tax rate.
     Net earnings per diluted share were $1.16 and $2.56 during the three and nine months ended September 30, 2006 compared to $0.60 and $1.49 during the three and nine months ended September 30, 2005. Net earnings per diluted share for the three and nine months ended September 30, 2006 include $0.03 and $0.10 of share-based compensation expense and a $0.19 tax benefit related to the previously described discrete tax items associated with a legal reorganization and the favorable tax law change. The three months ended September 30, 2006 also include a $0.06 cumulative discrete tax benefit adjustment related to the estimated annual effective tax rate change associated with the six month period ended June 30, 2006. Net earnings per diluted share for the three and nine months ended September 30, 2005 included the previously described $0.12 discrete tax items and the nine months ended September 30, 2005 included the $0.30 one-time litigation charge. Net earnings per diluted share, as reported, increased 93% and 72% for the three and nine months ended September 30, 2006 compared to the same periods in 2005. Excluding the effect of share-based compensation expense, the one-time litigation charge and the discrete tax items, net earnings per diluted share would have increased 31% and 29% for the three and nine months ended September 30, 2006. The increase in net earnings per diluted share primarily reflects improved sales volume in 2006, the benefits from leveraging our fixed production costs, improved productivity in our cost structure, a lower tax rate and the benefits from our share repurchase program.
Results of Operations – by Operating Segment
     U.S. Operations

	Three months ended September 30			Nine months ended September 30
	2006	2005	%1)	2006	2005	%1)
Total net sales	$160,528	$157,047	2%	$461,262	$444,625	4%
Net sales to external customers	$149,232	$144,363	3%	$426,200	$410,306	4%
Segment profit	$21,906	$22,438	-2%	$62,228	$54,124	15%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     The increase in total net sales and net sales to external customers for the three months ended September 30, 2006 reflects particularly solid results in food retailing due to strong project activity, offset in part by difficult prior year transportation and logistics comparisons and business transfers to other segments. Our U.S. Operations have also experienced solid results in process analytics, analytical instruments and product inspection products. Net sales growth to external customers for the nine months ended September 30, 2006 includes growth across most product lines, particularly our food retailing products due to strong project activity as well as continued growth in our in-store retail software solutions.
     Segment profit decreased 2% and increased 15% for the three and nine month periods ended September 30, 2006, respectively, compared to the corresponding periods in 2005. The decline in the three months ended September 30, 2006, was primarily due to lower margin project activity within our food retailing markets. The increase for the nine months ended September 30, 2006, was primarily due to increased sales volume and our ability to leverage our fixed production costs, benefits of our cost rationalization initiatives and improved profitability in our liquid handling business.

     Swiss Operations

	Three months ended September 30			Nine months ended September 30
	2006	2005	%1)	2006	2005	%1)
Total net sales	$83,826	$75,289	11%	$241,913	$233,706	4%
Net sales to external customers	$23,910	$20,707	15%	$68,134	$64,244	6%
Segment profit	$16,400	$14,356	14%	$46,755	$46,161	1%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 8% and 7% for the three and nine month periods ended September 30, 2006. Net sales to external customers in local currency increased 12% and 9% for the same periods versus the prior year comparable period. The increase in sales to external customers relates to continued growth in our laboratory-related and industrial-related products. We also experienced strong export sales growth to emerging markets for the nine months ended September 30, 2006.
     The increase in segment profit during the three and nine month periods ending September 30, 2006 is primarily due to increased sales volume, our ability to leverage our fixed production costs particularly for laboratory balances and favorable currency translation fluctuations. These items were partially offset by increased selling, general and administrative expenses due to investments in our global sales and marketing initiatives, as well as increased performance related compensation. The increase in segment profit for the nine months ended September 30, 2006 is also partially offset by lower research and development expense in the previous year.
     Western European Operations

	Three months ended September 30			Nine months ended September 30
	2006	2005	%1)	2006	2005	%1)
Total net sales	$146,988	$136,280	8%	$431,472	$417,392	3%
Net sales to external customers	$127,669	$118,973	7%	$377,176	$368,088	2%
Segment profit	$10,928	$8,833	24%	$30,825	$26,962	14%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 3% and 6% in local currency for the three and nine months ended September 30, 2006. Net sales in local currency to external customers increased 3% and 4% for the three and nine month periods compared to the corresponding periods in 2005 primarily due to solid growth in our laboratory-related products as well as strong sales growth in our food retailing products primarily related to strong project activity for the nine months ended September 30, 2006. We also experienced improved growth in our product inspection products for the three months ended September 30, 2006.
     The increase in segment profit for the three and nine months ended September 30, 2006 is principally a result of increased net sales volume, our ability to leverage our fixed production costs and benefits of our cost rationalization initiatives. These benefits were partly offset by costs associated with our ongoing cost rationalization activities.

     Chinese Operations

	Three months ended September 30			Nine months ended September 30
	2006	2005	%1)	2006	2005	%1)
Total net sales	$52,005	$46,842	11%	$143,032	$125,997	14%
Net sales to external customers	$35,552	$31,569	13%	$91,434	$82,067	11%
Segment profit	$11,502	$10,916	5%	$32,535	$27,765	17%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 9% and 10% and net sales to external customers increased 10% and 8% for the three and nine months ended September 30, 2006 as compared to the corresponding periods in 2005. These increases were due to continued sales growth across all product lines.
     The increase in segment profit is primarily due to the continued improvement in sales volume and our ability to leverage our fixed production costs. This increase is partially offset by our continued sales and marketing investments.
     Other

	Three months ended September 30			Nine months ended September 30
	2006	2005	%1)	2006	2005	%1)
Total net sales	$61,077	$49,871	22%	$169,747	$146,757	16%
Net sales to external customers	$60,955	$49,816	22%	$169,691	$146,520	16%
Segment profit	$5,729	$3,741	53%	$13,792	$9,552	44%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales and net sales to external customers increased 20% and 16% in local currency for the three and nine months ended September 30, 2006 compared to the previous year comparable periods. This performance reflects increased sales growth across most product lines in our Other Asian Pacific, Eastern European and Other North American markets.
     Segment profit increased during the three and nine months ended September 30, 2006 primarily due to increased sales volume and our cost rationalization initiatives.
Liquidity and Capital Resources
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions.
     In 2005, we increased our debt balance in Europe and our cash balance in the United States as a result of our foreign earnings repatriation associated with the American Jobs Creation Act of 2004.
     Cash provided by operating activities totaled $139.7 million in the nine months ended September 30, 2006, compared to $117.6 million in the corresponding period in 2005. The increase in 2006 resulted principally from improved operating results and strong cash collections compared to the corresponding period in 2005. Operating cash flows for the nine months ended September 30,

2006 excludes excess tax benefits from share-based payment arrangements of $8.2 million. These benefits have been classified as financing activities pursuant to SFAS 123R.
     We periodically explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
     Capital expenditures are a significant use of our funds and are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $20.6 million for the nine months ended September 30, 2006 compared to $21.0 million in the corresponding period in 2005. The decrease is due primarily to timing. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.
     Senior Notes and Credit Facility Agreement
     Our short-term borrowings and long-term debt consisted of the following at September 30, 2006.

		Other principal
	U.S. dollar	trading currencies	Total
$150m Senior notes (net of unamortized discount)	$149,410	$—	$149,410
Credit facility	—	201,488	$201,488
Other local arrangements (long-term)	—	10,520	$10,520

Total long-term debt	149,410	212,008	361,418
Other local arrangements (short-term)	—	7,738	$7,738

Total debt	$149,410	$219,746	$369,156

     As of September 30, 2006, we had $238.1 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. Changes in exchange rates also cause our debt balances to fluctuate because we have borrowings in a number of currencies.
     We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements.
     Share repurchase program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $900 million of equity shares. As of September 30, 2006, there were $449.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 8.4 million shares since the inception of the program through September 30, 2006.
     We spent $182.4 million and $106.7 million on the repurchase of 3,008,300 shares and 2,181,800 shares at an average price of $60.62 and $48.89 during the nine months ended September

30, 2006 and 2005, respectively, as well as an additional $4.2 million and $1.4 million during the nine month periods ended September 30, 2006 and 2005, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2005 and 2004. See Part II Item 2 regarding details of the share repurchase program for the three months ended September 30, 2006. We reissued 896,899 shares and 367,945 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2006 and 2005, respectively.
Effect of Currency on Results of Operations
     We conduct operations in many countries and, as a result, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. We also incur a substantial percentage of our research and development expenses and general and administrative expenses in Switzerland. If the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. When European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $ 1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2006, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $24.4 million in the reported U.S. dollar value of the debt.
New Accounting Pronouncements
     See Note 2 to the interim consolidated financial statements.
Forward-Looking Statements and Associated Risks
     Some of the statements in this quarterly report constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, annual amortization expense, outcome of litigation, effect of potential loss of licensed rights, potential growth opportunities in both developed markets and emerging markets, planned research and development efforts, product introductions and innovation, manufacturing capacity, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, research and development expenditures, competitors’ product development, expected capital expenditures, source of funding, method and timing of share repurchases, timing and effect of potential exercises of options, future cash sources and requirements, liquidity, impact of taxes, impact of changes in tax laws, expected compliance with laws, impact of environmental costs and environmental proceedings, expected pension contribution, expected cost savings and benefits of completed or future acquisitions, which involve known and unknown risks, impact of currency fluctuations, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements.
     In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption, “Factors affecting our future operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2006, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Controls and Procedures
     Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     See Risk Factors identified in the Company’s most recently filed Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number	Maximum Number
			of Shares	(or Approximate
			Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May Yet
	Number of	Average	Announced	Be Purchased Under
	Shares	Price Paid	Plans or	the Plans or
	Purchased	per Share	Programs	Programs
July 1 to July 31, 2006	300,000	$59.61	300,000	$496,540
August 1 to August 31, 2006	389,000	$60.76	389,000	$472,894
September 1 to September 30, 2006	377,400	$62.88	377,400	$449,154

Total	1,066,400		1,066,400	$449,154

     The Company has a share repurchase program. Under the program the Company has been authorized to buy back up to $900 million of equity shares. As of September 30, 2006, there were $449.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The Company has purchased 8.4 million shares since the inception of the program through September 30, 2006.
     The Company spent $182.4 million and $106.7 million on the repurchase of 3,008,300 shares and 2,181,800 shares at an average price of $60.62 and $48.89 during the nine months ended September 30, 2006 and 2005, respectively, as well as an additional $4.2 million and $1.4 million during the nine month periods ended September 30, 2006 and 2005, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2005 and 2004. The Company reissued 896,899 shares and 367,945 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2006 and 2005, respectively.
Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other information. None
Item 6. Exhibits.
     (a) Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (b) Reports on Form 8-K

Date Furnished or Filed	Item Reported

November 2, 2006	Press release announcing third quarter 2006 results

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.

Date: November 3, 2006	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer