Form 10-K
period 2006-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2007-02-16
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1900 Polaris Parkway	43240
Columbus, Ohio (Address of principal executive offices)	(Zip Code)
1-614-438-4511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Large accelerated filer  ☑ Accelerated filer  ☐ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12 b-2 of the Act).  Yes ☐     No ☑

As of February 1, 2007 there were 38,249,460 shares of the Registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant on June 30, 2006 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2006) was approximately $2.4 billion. For purposes of this computation, shares held by affiliates and by directors of the Registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the Registrant.

Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated

Proxy Statement for 2007	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2006

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

We are a leading global supplier of precision instruments and services. We have strong leadership positions in all of our businesses and believe in a majority of them, we hold global number one market positions. Specifically, we are the largest provider of weighing instruments for use in laboratory, industrial and food retailing applications. We are also a leading provider of analytical instruments for use in life science, reaction engineering and real-time analytic systems used in drug and chemical compound development, and process analytics instruments used for in-line measurement in production processes. In addition, we are the largest supplier of end-of-line inspection systems used in production and packaging for food, pharmaceutical and other industries.

Our business is geographically diversified, with sales in 2006 derived 42% from Europe, 40% from North and South America and 18% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.

Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in November 1997. In November 2001, we acquired Rainin Instrument, a leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications.

Business Segments

We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. See Note 15 to the audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations — by Operating Segment” for detailed results by segment and geographic region.

We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and principal services are set forth below. We have followed this description of our products and services with descriptions of our customers and distribution, sales and service, research and development, manufacturing and other certain other matters. These descriptions apply to substantially all of our products and related segments.

Laboratory Instruments

We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 44% of our net sales in 2006.

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

Pipettes

Pipettes are used in laboratories for dispensing small volumes of liquids. We operate our pipette business with the Rainin brand name. Rainin develops, manufactures and distributes advanced pipettes, tips and accessories, including single and multi-channel manual and electronic pipettes. Rainin maintains service centers in the key markets where customers periodically send in their pipettes for certified recalibrations. Rainin’s principal end markets are pharmaceutical, biotech, clinical and academia.

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

Automated Chemistry Solutions

Our current Automated Chemistry solutions focus on key aspects of the drug development process. Our automated lab reactors, in situ analysis systems, and VirtualLab Informatics Suite are considered integral to the process development and scale-up activities of our customers. We provide systems for cleaning and purifying synthesized products for use in preclinical trials. Our on-line measurement technologies based on infrared and laser light enables customers to monitor chemical reactions and crystallization processes in the lab and plant. We believe that our portfolio of integrated technologies can bring significant efficiencies to the drug development process, enabling our customers to bring new drugs to market faster.

Process Analytics

Our process analytics business provides instruments for the in-line measurement of liquid parameters used primarily in the production process of pharmaceutical, biotech, beverage, microelectronics, and chemical companies. Approximately half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meets the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards. We are a leading solution provider for liquid analytical measurement to control and optimize production processes. Our solutions include sensor technology for measuring pH, dissolved oxygen, carbon dioxide, conductivity, turbidity and total organic carbons and automated systems for calibration and cleaning of measurement points. Our instruments offer leading multi-parameter capabilities and plant-wide control system integration, which are key for integrated measurement of multiple parameters to secure production quality and efficiency. With a worldwide network of specialists, we support customers in critical process applications, compliance and systems integration questions.

Industrial Instruments

We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical and food industries. In addition, we manufacture metal detection and other end-of-line inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 42% of our net sales in 2006.

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

Industrial Terminals

Our industrial scale terminals collect data and integrate it into manufacturing processes, helping automate them. Our terminals allow users to remotely download programs or access setup data and can minimize down time through predictive rather than reactive maintenance.

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

Industrial Software

We offer a wide range of software that can be used with our industrial instruments. Examples include FreeWeigh.Net, statistical quality control software, Formweigh.Net, our formulation/batching software, and OverDrive. FreeWeigh.Net and Formweigh.Net provide full network capability and enable customers to collect and archive data in compliance with 21 CFR part 11. In addition, our Q.i365 software controls batching processes by monitoring the material transfer control process. Q.i365 also provides statistical, diagnostic and operational information for asset management, process control and database applications.

Product Inspection

Increasing safety and consumer protection requirements are driving the need for more and more sophisticated end-of-line inspection systems (e.g., for use in food processing and packaging, and pharmaceutical and other industries). We are a leading global provider of metal detectors, x-ray visioning equipment and checkweighers that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which enter the manufacturing process for similar reasons. Our x-ray systems can also detect metal in metallized containers and can be used for mass control. Checkweighers are used to control the filling content of packaged goods such as food, pharmaceuticals and cosmetics. Both x-ray and metal detection systems may be used together with checkweighers as components of integrated packaging lines. FreeWeigh.net is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers’ enterprise resource planning and/or process control systems.

Retail Weighing Solutions

Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. Customer benefits are in the areas of pricing, merchandising, inventory management, and regulatory compliance. The retail business accounted for approximately 14% of our net sales in 2006.

Retail Software

Our subsidiary SofTechnics provides retail software for in-store item and inventory management solutions. SofTechnics’ offering complements our retail weighing solutions to food retailers by providing the full scope of real-time item management. Retailers can then match local store inventory levels with local customer demand. As our traditional retail weighing business extends further into the area of information technology, the opportunity to cross-sell SofTechnics’ software and services will expand. We continue to introduce SofTechnics software for the improved inventory management of fresh goods and plan to sell more complete and integrated data management solutions for fresh goods now and in the future.

Customers and Distribution

Our principal customers include companies in the following key end markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations); food producers; food retailers; the beverage industry; specialty chemicals and cosmetics companies; the transportation and logistics industry; the metals industry; the electronics industry; and the academic community.

Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through the indirect channels, including sales of our “Ohaus” branded products. Ohaus branded products principally target the educational market and other markets in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service. We have a diversified customer base, with no single customer accounting for more than 2% of 2006 net sales.

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

We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2006, our sales and services group consisted of over 3,600 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 35 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers are seeking to do more and more business with a consistent global approach.

Service

We have expanded our service business from one focused on repair and maintenance to one driven by regulatory compliance and other value-added services. We have a unique offering to our pharmaceutical customers in promoting use of our instruments in compliance with FDA regulations and we can provide these services regardless of the customer’s location around the world. This global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. In 2006, service (representing service contracts, repairs and replacement parts) accounted for approximately 23% of our total net sales. A significant portion of this amount is derived from the sale of replacement parts.

Beyond revenue opportunities, we believe service is a key part of our solution offering and helps significantly in customer retention. The close relationships and frequent contact with our large customer base provides us with sales opportunities and innovative product and application ideas.

Research and Development and Manufacturing

Producing Organizations

Our research, product development and manufacturing efforts are organized into a number of producing organizations. Our focused producing organizations help reduce product development time and costs, improve customer focus and maintain technological leadership. The producing organizations work together to share ideas and best practices, and there is a close interface and coordinated customer interaction among marketing organizations and producing organizations.

Research and Development

We intend to continue to invest in product innovation in order to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $247.9 million in research and development ($82.8 million in 2006, $81.9 million in 2005, and $83.2 million in 2004). In 2006, we spent approximately 5.2% of net sales on research and development. Our research and development efforts fall into two categories:

•	technology advancements, which increase the value of our products. These advancements may be in the form of enhanced functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means, and

•	cost reductions, which reduce the manufacturing cost of our products through better overall design.

We continue to devote an increasing proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have over 800 employees in research and development and product engineering.

Manufacturing

We are a worldwide manufacturer, with facilities principally located in China, Germany, Switzerland, the United Kingdom and the United States. Laboratory instruments are produced mainly in Switzerland and to a lesser extent in the United States and China, while our remaining products are manufactured worldwide. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated demand.

We generally manufacture only critical components, which are components that contain proprietary technology. When outside manufacturing is more efficient, we contract with other manufacturers for certain non-proprietary components. We use a wide range of suppliers. We believe our supply arrangements are adequate and that there are no material constraints on the sources and availability of materials. From time to time we may rely on a single supplier for all of our requirements of a particular component. Supply arrangements for electronic components are generally made globally.

Backlog; Seasonality

Our manufacturing turnaround time is generally short, which permits us to manufacture orders to fill for most of our products. Backlog is generally a function of requested customer delivery dates and is typically no longer than one to two months.

Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than sales in the second and third quarters. Fourth quarter sales have historically generated approximately 27-29% of our net sales. This trend has a somewhat greater effect on income from operations than on net sales because fixed costs are spread evenly across all quarters.

Employees

As of December 31, 2006, we had approximately 9,100 employees throughout the world, including approximately 4,100 in Europe, 3,000 in North and South America, and 2,000 in Asia and other countries.

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

Environmental Matters

We are subject to environmental laws and regulations in the jurisdictions in which we operate. We own or lease a number of properties and manufacturing facilities around the world. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. Our subsidiary Mettler-Toledo Hi-Speed, Inc. (“Hi-Speed”) is one of two private parties ordered to perform certain ground water contamination monitoring under an administrative consent order that the New Jersey Department of Environmental Protection (“NJDEP”) signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI International Corporation (“GEI”) is the other ordered party. GEI has failed to fulfill its obligations under the NJDEP consent order, and NJDEP has agreed with Hi-Speed that the residual ground water contaminants can be monitored through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with monitoring ground water contamination levels at the site will be approximately $0.7 million in the coming years.

In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that these sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Although we believe that we are in substantial compliance with applicable environmental requirements and, to date, we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could have a material adverse effect on our financial condition, results of operations or cash flows.

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

We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have technological and other competitive advantages over many of our competitors, we may not be able to realize and maintain these advantages. These advantages include our worldwide market leadership positions; our global brand and reputation; our track record of technological innovation; our comprehensive, high-quality solution offering; our global sales and service offering; our large installed base of weighing instruments; and the diversification of our revenue base by geographic region, product range and customer. To remain competitive, we must continue to invest in research and development, sales and marketing and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments or that we will be successful in identifying, developing and maintaining any competitive advantages.

We believe the principal competitive factors in developed markets for purchasing decisions are the product itself, application support, service support and price. In emerging markets, where there is greater demand for less sophisticated products, price is a more important factor than in developed markets. Competition in the U.S. laboratory market is also influenced by the presence of large distributors that sell not only our products but those of our competitors as well.

Company Website and Information

Our website can be found on the Internet at www.mt.com. The website contains information about us and our operations. Copies of each of our filings with the SEC on Form 10-K, Form 10-Q, Form 8-K and Schedule 14A and all amendments to those reports can be viewed and downloaded free of charge when they are filed with the SEC by accessing www.mt.com, clicking on About Us, Investor Relations and then clicking on SEC Filings. These filings may also be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe and these operations represent a significant potion of our sales and earnings. For example our Chinese Operations account for $132.7 million of sales to external customers and $45.2 million of segment profit. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations, and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•	nationalization of private enterprises may result in the confiscation of assets as we hold significant assets around the world in the form of property, plant and equipment, inventory and accounts receivable, as well as $55 million of cash at December 31, 2006 in our Chinese subsidiaries;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	other uncertain local economic, political and social conditions, including hyper-inflationary conditions, or periods of low or no productivity growth.

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

Our ability to deliver products and services may be disrupted.

An interruption in our business due to acts such as natural disasters, fires, explosions, or issues with the supply chain may cause us to temporarily be unable to deliver products or services to our customers. It may be expensive to resolve these issues, even though we hold certain insurance. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.

A prolonged downturn or additional consolidation in the pharmaceutical, food, food retailing and chemicals industries could adversely affect our operating results.

Our products are used extensively in the pharmaceutical, food and beverage and chemical industries. Consolidation in the pharmaceutical and chemicals industries hurt our sales in prior years. A prolonged downturn or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability.

We may face risks associated with future acquisitions.

We may pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired operations, technologies and products; diversion of management’s attention from other business concerns; and potential departures of key employees of the acquired company. If we successfully identify acquisitions in the future, completing such acquisitions may result in: new issuances of our stock that may be dilutive to current owners; increases in our debt and contingent liabilities; and additional amortization expenses related to intangible assets. Any of these acquisition-related risks could have a material adverse affect on our profitability.

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

We are subject to various environmental laws and regulations, including those relating to: air emissions; wastewater discharges; the handling and disposal of solid and hazardous wastes; and the remediation of contamination associated with the use and disposal of hazardous substances.

We incur expenditures in complying with environmental laws and regulations. We are currently involved in, or have potential liability with respect to, the remediation of past contamination in various facilities. In addition, some of our facilities are or have been in operation for many decades and may have used substances or generated and disposed of wastes that are hazardous or may be considered hazardous in the future. These sites and disposal sites owned by others to which we sent waste may in the future be identified as contaminated and require remediation. Accordingly, it is possible that we could become subject to additional environmental liabilities in the future that may harm our results of operations or financial condition.

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

As of December 31, 2006, our consolidated balance sheet included goodwill of $432.9 million and other intangible assets of $102.8 million.

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

Should any of these estimates or assumptions change, or should we incur lower than expected operating performance or cash flows, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite-lived intangible assets if the fair value estimate declines below the carrying value.

Our amortization expense related to intangible assets with finite lives may materially change should our estimates of their useful lives change.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.

We are subject to income taxes in both the United States and various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by: changes in the mix of earnings by jurisdiction; changes in tax laws or tax rates; changes in the valuation of deferred tax assets and liabilities; and material adjustments from tax audits.

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

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.0 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2006, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $22.9 million in the reported U.S. dollar value of the debt.

We have substantial debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.

We have substantial debt and we may incur substantial additional debt in the future. As of December 31, 2006, we had total indebtedness of approximately $204.4 million, net of cash of $151.3 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.

Our debt could have important consequences. For example, it could: make it more difficult for us to satisfy our obligations under our debt instruments; require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements; increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs;

limit our ability to respond to business opportunities; limit our ability to borrow additional funds, which may be necessary; and subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

The agreements governing our debt impose restrictions on our business.

The indenture governing our senior notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to: enter into sale and leaseback arrangements; incur liens; and consolidate, merge, sell or lease all or substantially all of our assets. Our credit facility also requires us to meet certain financial ratios.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks in this section. The breach of any of these covenants or restrictions could result in a default under the indenture governing the senior notes and/or under our credit facility. An event of default under our credit facility would permit our lenders to declare all amounts borrowed from them to be immediately due and payable. Acceleration of our other indebtedness may cause us to be unable to make interest payments on the senior notes and repay the principal amount of the senior notes.

Our ability to generate cash depends on factors beyond our control.

Our ability to make payments on our debt and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, including those described in this section, that are beyond our control.

We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot ensure that we will be able to refinance any of our debt, including our credit facility and the senior notes, on commercially reasonable terms or at all.

CEO and CFO Certifications

Our CEO submits an annual written affirmation to the New York Stock Exchange (NYSE) certifying the Company’s compliance with NYSE listing rules. The most recent annual affirmation was submitted in 2006.

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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, Germany	Owned	Western European Operations
Manchester, England	Leased	Western European Operations
Oslo, Norway	Leased	Western European Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio	Owned	U.S. Operations
Oakland, California	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Woburn, Massachusetts	Leased	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Other:
Shanghai, China	Building Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased

Item 3.	Legal Proceedings

We are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition, results of operations or cash flows. See the disclosure above under “Environmental Matters”.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

	Common Stock Price
	Range
	High	Low

2006
Fourth Quarter	$80.80	$66.00
Third Quarter	$66.15	$56.70
Second Quarter	$68.34	$58.50
First Quarter	$61.90	$55.62
2005
Fourth Quarter	$58.20	$50.88
Third Quarter	$52.50	$46.61
Second Quarter	$49.57	$45.24
First Quarter	$53.00	$47.37

Holders

At February 1, 2007, there were 204 holders of record of common stock and 38,249,460 shares of common stock outstanding. We estimate we have approximately 10,000 beneficial owners of common stock held in street name.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information as of December 31, 2006

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance under
	be Issued upon	Exercise Price of	Equity Compensation
	Exercise of Outstanding	Outstanding Options,	Plans (Excluding
	Options, Warrants and	Warrants	Securities Reflected in
Plan Category	Rights	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,026,085	$45.05	2,559,045
Equity compensation plans not approved by security holders	—	$—	—

Total	3,026,085	$45.05	2,559,045

We do not have any equity compensation plans that have not been approved by our shareholders that are required to be disclosed in this annual report on Form 10-K or our proxy statement.

Further details in relation to our stock option plan are given in Note 10 to the audited consolidated financial statements included herein.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum Number (or
			Total Number of	Approximate Dollar Value
			Shares Purchased as	in Thousands) of Shares
	(a)	(b)	Part of Publicly	that may yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

October 1 to October 31, 2006	418,000	$66.85	418,000	$421,200
November 1 to November 30, 2006	283,000	$74.91	283,000	$399,994
December 1 to December 31, 2006	432,259	$79.35	432,259	$365,684

Total	1,133,259	$73.63	1,133,259	$365,684

We have a share repurchase program, under which we have been authorized to buy back up to $900 million of the company’s common shares. We have purchased 9.6 million shares since the inception of the program through December 31, 2006, at a total cost of $534.3 million. As of December 31, 2006, there was $365.7 million remaining authorized for repurchases under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.

During the years ended December 31, 2006 and 2005, we spent $265.9 million and $164.6 million on the repurchase of 4,141,559 shares and 3,229,200 shares at an average price of $64.18 and $50.94, respectively.

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

	2006	2005	2004	2003	2002

Statement of Operations Data:
Net sales	$1,594,912	$1,482,472	$1,404,454	$1,304,431	$1,213,707
Cost of sales	804,480	752,153	722,047	686,255	645,970

Gross profit	790,432	730,319	682,407	618,176	567,737
Research and development	82,802	81,893	83,217	78,003	70,625
Selling, general and administrative	481,709	441,702	419,780	372,822	331,959
Amortization	11,503	11,436	12,256	11,724	9,332
Interest expense	17,492	14,880	12,888	14,153	17,209
Other (income)/charges, net(a)	(7,921)	20,224	42	4,563	28,202

Earnings before taxes and minority interest	204,847	160,184	154,224	136,911	110,410
Provision for taxes(b)	47,315	51,282	46,267	41,073	9,989

Net earnings	$157,532	$108,902	$107,957	$95,838	$100,421

Basic earnings per common share:
Net earnings	$3.93	$2.58	$2.44	$2.15	$2.27
Weighted average number of common shares	40,065,951	42,207,777	44,237,214	44,473,913	44,280,605
Diluted earnings per common share:
Net earnings	$3.86	$2.52	$2.37	$2.11	$2.21
Weighted average number of common shares	40,785,708	43,285,121	45,483,969	45,508,847	45,370,053
Balance Sheet Data:
Cash and cash equivalents	$151,269	$324,578	$67,176	$45,116	$31,427
Working capital(c)	144,084	128,970	143,848	150,789	127,214
Total assets	1,587,085	1,669,773	1,480,072	1,387,276	1,303,393
Long-term debt	345,705	443,795	196,290	223,239	262,093
Other non-current liabilities(d)	143,526	135,160	132,723	135,613	133,600
Shareholders’ equity(e)	630,862	659,002	720,886	653,996	502,386

(a)	Other (income)/charges, net consists primarily of interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. The 2005 amount includes a $21.8 million one-time litigation charge related to a $19.9 million non-cash write-off of an intellectual property license and $1.9 million of related legal costs. The 2003 amount includes a charge of $5.4 million related to the final union settlement on the closure of our French manufacturing facility. The 2002 amount also includes a charge of $28.7 million primarily related to headcount reductions and manufacturing transfers.

(b)	The provision for taxes for 2006 includes net tax benefits related to a legal reorganization that resulted in a reduction of the estimated annual effective tax rate from 30% to 27% and $8.0 million (net) of discrete tax items. The discrete items include a benefit of $2.9 million, net, associated with the legal reorganization and a benefit of $5.1 million from a favorable tax law change. The 2005 amount includes a net tax charge of $5.4 million related to earnings repatriation associated with the American Jobs Creation Act ($13.1 million) offset in part by the favorable resolution of certain tax contingencies ($7.7 million). The provision for taxes for 2002 includes a benefit of $23.1 million related to the completion of a tax restructuring program and related tax audits. See Note 12 to the audited consolidated financial statements included herein.

(c)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(d)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 11 to the audited consolidated financial statements included herein.

(e)	No dividends were paid during the five-year period ended December 31, 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net sales in U.S. dollars increased by 8% and 6% in 2006 and 2005, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 7% and 5% in 2006 and 2005, respectively. We enjoyed an improved world economy in 2006 compared to recent years with improved market conditions in Europe, continued solid growth in the United States and generally strong demand in most Asian countries.

In respect to our end user markets, we experienced improved results during 2006 in our laboratory-related end user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies, food and beverage companies and universities. We believe that the long-term fundamentals of the pharmaceutical and biotech markets are particularly attractive and our solutions assist these companies in enhancing their productivity as they meet the challenges of new drug approval activity, heightened price regulation and industry consolidation.

In our industrial markets, the principal growth driver in recent years has been increased investment in China related to production capacity. Although this provides a significant opportunity for our Chinese operations, this manufacturing shift has a negative impact on certain of our industrial end user markets in the U.S. and Europe. However despite this challenge, our U.S. and European industrial end user markets experienced solid sales growth during 2006.

In our food retail end markets, we experienced strong results in both Europe and the U.S. related to increased project activity. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors. Increased spending in the past has come from events such as Y2K and the introduction of the euro currency. While we have not experienced similar triggering events in recent years, we have enjoyed strong overall demand in 2006. Similar to our industrial business, China also provides growth as the expansion of their local economy is creating a significant number of new retail stores each year.

In 2007, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:

Gaining Market Share.  Our global sales and marketing initiative, “Spinnaker”, continues to be an important growth strategy. We aim to achieve above market sales growth by improving the productivity and effectiveness of our global sales and marketing processes. While this initiative is broad based, efforts to improve these processes include increased segment marketing and leads generation activities, the implementation of more effective pricing strategies and processes and further automation of field processes. Our comprehensive service offering also helps us further penetrate developed markets. In addition to traditional services, we offer installation, calibration, regulatory compliance services and remote service support.

Expanding Emerging Markets.  We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have nearly a 20 year track record in China, and our sales in Asia have grown more than 10% per year in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are shifting more of our manufacturing to China to reduce costs, where our three facilities manufacture for the local markets as well as for export. We are also experiencing rapid growth in India from increased life science research activities, as well as our acquisition of our distribution channel for laboratory products in 2005. In addition, Russia continues to be an important growth driver due in part to the expansion of their local economy.

Extending Our Technology Lead.  We continue to focus on product innovation. In the last three years, we spent between 5.2% and 5.9% of net sales on research and development. We seek to drive shorter product life cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software. In addition, we aim to create value for our customers by having an intimate knowledge of their processes via our significant installed product base.

Maintaining Cost Leadership.  We continue to strive to improve our margins by reducing our cost structure. As previously mentioned, shifting production to China has been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.

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

Results of Operations — Consolidated

Net sales

Net sales were $1,594.9 million for the year ended December 31, 2006, compared to $1,482.5 million in 2005 and $1,404.5 million in 2004. This represents increases in 2006 and 2005 of 8% and 6% in U.S. dollars and 7% and 5% in local currencies, respectively.

In 2006, our net sales by geographic destination increased in local currencies by 5% in the Americas, 7% in Europe and 10% in Asia/Rest of World. A discussion of sales by operating segment is included below.

As described in Note 15 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which is provided under contracts, as well as sales of spare parts.

Net sales of products increased in 2006 and 2005 by 8% and 6% in U.S. dollars and by 7% and 6% in local currencies, respectively. Service revenue (including spare parts) increased in 2006 and 2005 by 8% and 5% in U.S. dollars and by 7% and 5% in local currencies, respectively.

Net sales for our laboratory-related products increased 6% in local currencies during 2006 with strong growth in process analytics, laboratory balances and analytical instruments.

Net sales of our industrial-related products increased 6% in 2006 in local currencies. We experienced sales growth in our core industrial products, most notably our heavy industrial and standard industrial weighing products, as well as our product inspection products, especially x-ray products.

In our food retailing markets, net sales increased 11% in 2006 in local currencies over the previous year due to increased sales across all geographic regions, particularly in Europe and the U.S., related to strong project activity. The food retailing markets also continue to experience improved growth of software solutions.

Gross profit

Gross profit as a percentage of net sales was 49.6% for 2006, compared to 49.3% for 2005 and 48.6% for 2004.

Gross profit as a percentage of net sales for products was 53.3% for 2006, compared to 53.2% for 2005 and 52.3% for 2004. Gross profit as a percentage of net sales for services (including spare parts) was 36.9% for 2006, compared to 36.0% for 2005 and 36.1% for 2004.

The increase in gross profit percentage reflects benefits from our sales volume leveraging our fixed production costs, our cost rationalization initiatives and the impact of increased pricing. These trends were offset in part by unfavorable product mix and lower margin project activity.

Research and development and selling, general and administrative expenses

Research and development expenses as a percentage of net sales were 5.2% for 2006, compared to 5.5% for 2005 and 5.9% in 2004. Research and development expenses increased by 1% in 2006 and decreased by 2% in 2005 in local currencies. Our research and development spending levels reflect improved productivity, the timing of projects and our desire to reallocate research and development resources to marketing.

Selling, general and administrative expenses as a percentage of net sales increased to 30.2% for 2006, compared to 29.8% for 2005 and 29.9% for 2004. Selling, general and administrative expenses increased 9% in 2006 and 5% in 2005 in local currencies. This increase is due in part to share-based compensation expense in 2006 of $8.2 million, sales and marketing investments, particularly in China, higher performance related compensation as well as charges associated with our cost reduction programs in 2006. During 2004, we incurred $5.0 million related to an investigation into allegations made by an employee with respect to the Company and various Company processes.

Other (income) charges, net

Other (income) charges, net consisted of other income, net of $7.9 million in 2006, compared to other charges, net of $20.2 million in 2005 and $0.1 million in 2004. Other (income) charges, net consisted primarily of interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items. In 2006, other (income) charges, net includes increased interest income associated with higher cash balances in the U.S. as a result of our foreign earnings repatriation during 2005 associated with the American Jobs Creation Act of 2004. During 2005, other (income) charges, net also included a $21.8 million charge related to litigation. We wrote off a $19.9 million intangible asset relating to an intellectual property license that was subject to litigation with the grantor in June 2005. This license enabled one of our wholly owned subsidiaries exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. We also incurred $1.9 million of related legal costs during 2005, which included damages of $0.6 million. The damages of $0.6 million were subsequently reversed during 2006.

Interest expense and taxes

Interest expense was $17.5 million for 2006, compared to $14.9 million for 2005 and $12.9 million for 2004. The increase in 2006 and 2005 was principally due to higher average borrowings over the prior year due to our increased debt balance in Europe as a result of our foreign earnings repatriation during 2005 associated with the American Jobs Creation Act of 2004.

During the third quarter of 2006, we implemented a legal reorganization that resulted in a reduction of the estimated annual effective tax rate before discrete items from 30% to 27%. In addition to the change in our annual effective tax rate, we recorded three discrete tax items: a charge of $10.5 million related to the establishment of a valuation allowance on foreign tax credit carryforwards, a benefit of $13.4 million associated with a reduction of a liability previously established for estimated costs to repatriate unremitted earnings of foreign subsidiaries, and a favorable tax law change resulting in a benefit of $5.1 million.

Pursuant to the American Jobs Creation Act of 2004, we repatriated $396 million of cash during 2005 that was generated over time by our foreign operations. As a result of this repatriation, we recorded additional income tax expense of $13.1 million. This amount reflects the federal tax impact in the United States (including certain state taxes) of $12.3 million, foreign withholding taxes of $2.0 million and a net decrease of $1.2 million of deferred tax liabilities associated with the reassessment of pre-existing and future dividend repatriations. In addition, we recorded tax benefits of $7.7 million related to the favorable resolution of certain tax matters. Our tax rate for 2005 also included a tax benefit associated with the previously described litigation.

Excluding the tax effects of the previously described discrete tax items, our annual effective tax rate would have been 27%, 30% and 30% for 2006, 2005 and 2004, respectively. Including these items, our annual effective tax rate was 23%, 32% and 30% for 2006, 2005 and 2004, respectively.

Earnings before taxes and net earnings

Earnings before taxes were $204.8 million for 2006, compared to $160.2 million in 2005 and $154.2 million in 2004. Net earnings were $157.5 million for 2006, compared to $108.9 million in 2005 and $108.0 million in 2004.

The 2006 results included $8.2 million of share-based compensation expense ($5.5 million after tax). Net earnings in 2006 also included the previously described discrete tax items amounting to a $8.0 million net benefit. The 2005 results included a one-time $21.8 million ($13.1 million after tax) charge related to the litigation described above. Net earnings in 2005 also included a $5.4 million net after tax expense related to the previously described discrete tax items. The 2004 results included $5.0 million ($3.5 million after tax) related to the previously mentioned investigation. The increase in net earnings excluding these items primarily reflected improved sales volume leveraging our fixed production costs, benefits from our cost rationalization initiatives and a reduced tax rate in 2006.

Net earnings per diluted share were $3.86 for 2006 compared to $2.52 in 2005 and $2.37 in 2004. Net earnings per diluted share for 2006 includes $0.14 of share-based compensation expense and a benefit of $0.20 related to the previously described discrete tax items associated with a legal reorganization and the favorable tax law change. Net earnings per diluted share for 2005 includes a net charge of $0.12 related to the previously described tax items associated with the earnings repatriation associated with the American Jobs Creation Act offset in part by the favorable resolution of certain tax contingencies and $0.30 related to the one-time litigation charge. Net earnings per diluted share for 2004 includes $0.08 of expense related to the previously described investigation. Net earnings per diluted share, as reported, increased 53% during 2006 compared to 6% in 2005 and 12% in 2004. Excluding the effect of share-based compensation, the one-time litigation charge, discrete tax items and investigation charge, net earnings per diluted share would have increased 29% in 2006, 20% in 2005 and 12% in 2004. In addition to our improved net earnings, the increase in net earnings per diluted share also benefits from our share repurchase program.

Results of Operations — by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 15 to our consolidated financial statements.

U.S. Operations

				Increase in %(1)	Increase in %(1)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net sales	$637,418	$610,599	$578,450	4%	6%
Net sales to external customers	$586,069	$560,238	$529,020	5%	6%
Segment profit	$89,384	$79,448	$75,651	13%	5%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

The increase in total net sales during 2006 is the result of improved sales to external customers and includes solid growth across most products, particularly our food retailing products due to strong project activity as well as continued growth in our in-store retail software solutions. The increase in 2005 in total net sales reflected improved sales to external customers across most product lines, including particularly strong results in our food retailing and transportation and logistics products due to significant project activity as well as solid growth in laboratory balances, process analytics and analytical instruments.

Segment profit increased $9.9 million in our U.S. Operations segment during 2006, compared to an increase of $3.8 million during 2005. The increase in segment profit for 2006, was primarily due to increased sales volume and our ability to leverage our fixed production costs and benefits of our cost rationalization initiatives. The increase in segment profit of our U.S. Operations segment during 2005 is due to an increase in sales volume, partially offset by an unfavorable product mix.

Swiss Operations

				Increase in %(1)	Increase in %(1)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net sales	$340,849	$324,901	$312,992	5%	4%
Net sales to external customers	$96,311	$88,138	$92,321	9%	−5%
Segment profit	$70,083	$65,471	$59,576	7%	10%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales in local currency increased 6% in 2006 and 4% in 2005. Net sales to external customers in local currency increased 10% in 2006 and decreased by 4% in 2005. The exit of our third party electronic component product line reduced total net sales by approximately 1% in 2005. The increase in sales to external customers during 2006 related primarily to particularly solid growth in our laboratory-related and industrial-related products offset in part by reduced project activity. We also experienced strong export sales growth to emerging markets. The decrease in sales in 2005 related primarily to the exit of our third party electronic component product line combined with reduced food retailing project activity and reduced direct export sales to emerging markets, partially offset by a strong increase in our industrial-related products.

Segment profit increased $4.6 million in our Swiss Operations segment during 2006, compared to an increase of $5.9 million during 2005. The increase in segment profit in 2006 is primarily due to increased sales volume, our ability to leverage our fixed production costs, particularly for laboratory balances, and favorable currency translation fluctuations. The increase in segment profit is partially offset by changes in intercompany pricing to other segments and higher research and development expense. The increase in segment profit in 2005 primarily related to increased sales to other segments of laboratory-related products as well as benefits from our cost rationalization initiatives.

Western European Operations

				Increase in %(1)	Increase in %(1)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net sales	$607,836	$577,582	$545,366	5%	6%
Net sales to external customers	$538,953	$508,289	$494,921	6%	3%
Segment profit	$50,635	$45,466	$40,185	11%	13%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales in local currency increased 5% in 2006 and 6% in 2005. Net sales to external customers in local currency increased 5% in 2006 and 3% in 2005. The 2006 increase is primarily due to improved market conditions across most countries. We also experienced strong sales growth in our food retailing products primarily related to project activity, as well as solid growth in our laboratory-related products, particularly process analytics. The 2005 increase was primarily due to improved market conditions in the major European economies, especially Germany. We experienced sales growth in 2005 across most product lines, particularly laboratory-related products.

Segment profit increased $5.2 million in our Western European Operations segment during 2006, compared to an increase of $5.3 million in 2005. The increase in segment profit for 2006 is principally a result of increased net sales volume and our ability to leverage our fixed production costs. These benefits were partly offset by costs associated with our ongoing cost rationalization activities. The increase in segment profit in 2005 is primarily a result of increased net sales and benefits from our cost rationalization initiatives.

Chinese Operations

				Increase in %(1)	Increase in %(1)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net sales	$201,431	$174,909	$159,784	15%	9%
Net sales to external customers	$132,710	$116,912	$102,867	14%	14%
Segment profit	$45,160	$40,245	$31,705	12%	27%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales in local currency increased 12% in 2006 and 8% in 2005. Net sales to external customers in local currency increased 10% in 2006 and 12% in 2005. These increases were due to continued sales growth for all product lines, in particular industrial-related products.

Segment profit increased $4.9 million in our Chinese Operations segment during 2006, compared to an increase of $8.5 million in 2005. The increase in 2006 and 2005 segment profit is primarily due to the continued improvement in sales volume and leveraging our fixed production costs. The increase in 2006 is partially offset by further investments in sales and marketing.

Other

				Increase in %(1)	Increase in %(1)
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

Net sales	$240,869	$209,454	$185,325	15%	13%
Net sales to external customers	$240,869	$208,895	$185,325	15%	13%
Segment profit	$21,412	$14,745	$12,882	45%	14%

(1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales in local currency increased 14% in 2006 and 11% in 2005. Net sales to external customers in local currency increased 14% in 2006 and 11% in 2005. This performance reflected increased sales in our Other Asian Pacific, Eastern European and Other North American markets.

Segment profit increased $6.7 million in our Other Operations segment during 2006, compared to an increase of $1.9 million during 2005. Segment profit increased during 2006 primarily due to strong sales volume, improved cost levels and inventory charges that occurred during 2005. Segment profit increased during 2005 primarily due to the continued improvement in sales volume.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions. In 2005, we have also increased our debt balance in Europe and our cash balance in the United States as a result of our foreign earnings repatriation associated with the American Jobs Creation Act of 2004.

Cash provided by operating activities totaled $191.6 million in 2006, compared to $177.1 million in 2005 and $166.0 million in 2004. The increase in 2006 resulted principally from improved operating results and reduced inventory levels, which was offset in part by a $6 million voluntary incremental pension contribution to our U.K. pension plan. The increase in 2005 resulted principally from improved operating results offset in part by approximately $15 million of higher payments relating to 2004 performance related compensation incentives (bonus payments). Cash provided by operating activities in 2004 was impacted by voluntary incremental pension contributions of $10.0 million to our U.S. pension plan. Similar to previous years, we expect to make normal employer pension contributions of approximately $11.5 million in 2007.

Capital expenditures are made primarily for machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $34.3 million in 2006, $32.5 million in 2005 and $27.9 million in 2004. We expect capital expenditures to increase as our business grows and to fluctuate as currency exchange rates change. In 2006, we launched a building project for a new plant in China which will cost in the range of $10 million to $15 million over a two year period.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.

November 2005 Refinancing

On November 7, 2005, we entered into a revised credit agreement (the “Amended Credit Agreement”), which amended and restated the existing Credit Agreement, dated as of November 12, 2003. The Amended Credit Agreement increased the amount that can be borrowed under the facility from $300 million to $450 million, extended the maturity date to November 2010 and lowered the margin applicable to the interest rate payable thereunder. The remaining terms of the Amended Credit Agreement are substantially the same as under the existing Credit Agreement. We incurred fees of approximately $0.9 million in conjunction with amending and restating the Credit Agreement which are amortized to interest expense through 2010.

Amended Credit Agreement

The $450 million Amended Credit Agreement is provided by a group of financial institutions and has a maturity date of November 5, 2010. It is not subject to any scheduled principal payments. Borrowings under the Amended Credit Agreement bear interest at current market rates plus a margin based on our senior unsecured credit ratings (currently “BBB” by Standard & Poor’s and “Baa3” by Moody’s) and is currently set at LIBOR plus 0.375%. We must also pay facility fees that are tied to our credit ratings. The Amended Credit Agreement contains covenants, including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. This also places certain limitations on us, including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the Amended Credit Agreement has several events of default, including upon a change of control. As of December 31, 2006, approximately $253.9 million was available under the facility. The Amended Credit Agreement is unsecured.

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

Our short-term borrowings and long-term debt consisted of the following at December 31, 2006.

		Other principal
	U.S. dollar	trading currencies	Total

$150 million Senior Notes (net of unamortized discount)	$149,420	$—	$149,420
$450 million Amended Credit Agreement	—	185,295	185,295
Other local arrangements (long-term)	—	10,990	10,990

Total long-term debt	149,420	196,285	345,705
Other local arrangements (short-term)	5	9,957	9,962

Total debt	$149,425	$206,242	$355,667

Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

At December 31, 2006, we were in compliance with all covenants set forth in our Amended Credit Agreement and Senior Notes. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.

We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the next several years.

Contractual Obligations

The following summarizes certain of our contractual obligations at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Short and long-term debt	$355,667	$9,962	$—	$345,705	$—
Interest expense on long-term debt	56,592	13,949	28,991	13,487	165
Non-cancelable operating leases	80,076	23,645	28,696	15,043	12,692
Pension funding	11,545	11,545	—	—	—
Purchase obligations	15,037	15,037	—	—	—

Total	$518,917	$74,138	$57,687	$374,235	$12,857

In addition to the above table, we also have liabilities for income taxes, pension and post-retirement funding however we cannot determine the timing or the amounts for periods beyond 2006 for income taxes and beyond 2007 for pension and post-retirement funding.

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

Share Repurchase Program

We have a share repurchase program. Under the program, we have been authorized to buy back up to $900 million of equity shares. As of December 31, 2006, there were $365.7 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 9.6 million shares since the inception of the program through December 31, 2006.

During the years ended December 31, 2006 and 2005, we spent $265.9 million and $164.6 million on the repurchase of 4,141,559 shares and 3,229,200 shares at an average price of $64.18 and $50.94, respectively. An additional $5.4 million and $4.2 million relating to the settlement of shares repurchased as of December 31, 2006 and 2005 were cash settled during 2007 and 2006, respectively. We reissued 1,152,892 shares and 1,261,332 shares held in treasury for the exercise of stock options during 2006 and 2005, respectively.

Off-Balance Sheet Arrangements

Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.9 million to $1.1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2006, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $22.9 million in the reported U.S. dollar value of the debt.

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

Environmental Matters

We are subject to environmental laws and regulations in the jurisdictions in which we operate. We own or lease a number of properties and manufacturing facilities around the world. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

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

GEI International Corporation (“GEI”) is the other ordered party. GEI has failed to fulfill its obligations under the NJDEP consent order, and NJDEP has agreed with Hi-Speed that the residual ground water contaminants can be monitored through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with monitoring ground water contamination levels at the site will be approximately $0.7 million in the coming years.

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

We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The fair value of these contracts was a $0.2 million gain and a $0.2 million loss at December 31, 2006 and 2005, respectively. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (U.S. dollar, Swiss franc and British pound) declined by 10%, the fair value of these instruments would decrease by $3.5 million at December 31, 2006, as compared with a decrease of $4.1 million at December 31, 2005. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations”.

We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 4 to our audited consolidated financial statements. The fair value of these contracts was a $0.4 million loss at December 31, 2006 and 2005. Based on our agreements outstanding at December 31, 2006, a 100-basis-point increase in interest rates would result in a decrease in the net aggregate market value of these instruments of $1.0 million, as compared with a decrease of $1.3 million at December 31, 2005. Conversely, a 100-basis-point decrease in interest rates would result in a $1.1 million increase in the net aggregate market value of these instruments at December 31, 2006, as compared with a net increase of $1.4 million at December 31, 2005. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.

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

Employee benefit plans

The net periodic pension cost for 2006 and projected benefit obligation as of December 31, 2006 were $1.4 million and $113.2 million, respectively, for our U.S. pension plans, and $6.1 million and $569.7 million, respectively, for our international pension plans. The net periodic post-retirement cost for 2006 and expected postretirement benefit obligation as of December 31, 2006 for our U.S. post-retirement medical benefit plan were $0.6 million and $23.9 million, respectively.

Pension and post-retirement benefit plan expense and obligations are developed from assumptions utilized in actuarial valuations. The most significant of these assumptions include the discount rate and expected return on plan assets. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and deferred over future periods. While management believes the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect our plan obligations and future expense.

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In April 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2006, the weighted average return on assets assumption was 8.5% for the U.S. plan and 5.1% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $4.5 million after tax.

The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2006, the average discount rate assumption was 5.75% for the U.S. plans and 3.30% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $2.3 million after tax.

In 2006 and 2004, we made voluntary incremental funding payments of $6.0 million and $10.0 million, respectively, to reduce the under funded status of our U.K. and U.S. pension plans. In the future, we may make additional mandatory or discretionary contributions to our plan or we could be required to make additional cash funding payments.

Equity compensation

We also have an equity incentive plan that provides for the grant of stock options, restricted stock, restricted stock units and other equity-based awards which, as of January 1, 2006, are accounted for and recognized in the consolidated statement of operations based on the grant date fair value of the award under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, these equity awards were accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Note 10 to the audited consolidated financial statements provides supplemental information, including pro forma earnings and earnings per share, as if we had accounted for options based on the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” These methodologies yield an estimate of fair value based in part on a number of management estimates, the most significant of which include future volatility and estimated option lives. Changes in these assumptions could significantly impact the estimated fair value of stock options.

Inventory

As of December 31, 2006, inventories were $148.4 million.

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

Goodwill and other intangible assets

As of December 31, 2006, our consolidated balance sheet included goodwill of $432.9 million and other intangible assets of $102.8 million.

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The most significant of these estimates and assumptions within our fair value models include estimated cash flows resulting from estimates of sales growth and controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.

As of December 31, 2004, our intangible assets included a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license was previously subject to litigation with the grantor, and on June 6, 2005, we were ordered to pay $0.6 million in damages and the respective intellectual property license was terminated. Due to the cancellation of the license, we concluded that the intangible asset had no future benefit and as such, during the second quarter of 2005, we wrote off the total value of the asset, $19.9 million ($12 million after tax). This charge has been included as a component of Other charges, net within the Statement of Operations. The damages of $0.6 million were subsequently reversed during 2006.

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

The Company has undistributed earnings of non-U.S. subsidiaries and currently believes that there will be no cost associated with the repatriation of such foreign earnings.

The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $204.8 million for the year ended December 31, 2006, each increase of $2.0 million in tax expense would increase our effective tax rate by 1%.

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

See Note 2. to the audited consolidated financial statements.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The directors and executive officers of the Company are set forth below. All directors hold office until the annual meeting of shareholders following their election or until their successors are duly elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Robert F. Spoerry	51	President, Chief Executive Officer and Chairman of the Board of Directors
William P. Donnelly	45	Chief Financial Officer
Peter Bürker	61	Head of Human Resources
Olivier A. Filliol	40	Head of Global Sales, Service and Marketing and Head of Process Analytics
Jean-Lucien Gloor	54	Head of Information Systems
Beat E. Lüthi	45	Head of Laboratory
Hans-Peter von Arb	52	Head of Retail
Joakim Weidemanis	37	Head of Product Inspection
Urs Widmer	56	Head of Industrial
Wah-Hui Chu(1)(4)	55	Director
Francis A. Contino(1)	61	Director
John T. Dickson(2)(3)	60	Director
Philip H. Geier(2)	71	Director
Hans Ulrich Maerki(3)	60	Director
George M. Milne(3)	63	Director
Thomas P. Salice(1)(2)	47	Director

(1)	Audit Committee member

(2)	Compensation Committee member

(3)	Nominating and Corporate Governance Committee member

(4)	Effective as of January 1, 2007

Robert F. Spoerry has been a Director since October 1996. Mr. Spoerry has been President and Chief Executive Officer of the Company since 1993. He served as Head of Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been Chairman of the Board of Directors since May 1998.

William P. Donnelly has been Chief Financial Officer of the Company from August 2004. From July 2002 to August 2004, he was Head of Product Inspection and the Company’s pipette business, and he was Chief Financial Officer of the Company from 1997 to July 2002.

Peter Bürker has been Head of Human Resources of the Company since 1995. From 1992 to 1994 he was the Company’s General Manager in Spain, and from 1989 to 1991 he headed the Company’s operations in Italy.

Olivier A. Filliol has been Head of Global Sales, Service and Marketing of the Company since April 2004, and Head of Process Analytics of the Company since June 1999. From June 1998 to June 1999 he served as General Manager of the Company’s U.S. checkweighing operations. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company working in the Geneva, Paris and Sydney offices.

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

Hans-Peter von Arb has been Head of Retail of the Company since June 2006. From 2001 until June 2006, he served as the Head of the Company’s Load Cell Competence Center. From 1996 to 2000 he held various management positions with the Company in Switzerland and Germany. Prior to joining the Company in 1996 he worked in the field of industrial laser systems.

Joakim Weidemanis has been Head of Product Inspection of the Company since January 2006. From August 2005 to January 2006, he served as Head of Business Development of the Product Inspection Division. Prior to joining the Company, he held various management positions at ABB, including from July 2000 to August 2005 when he served as President of the North American water metering systems business and from early 2004 as the Head of the global water metering division that became Elster Water Metering Systems.

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

Wah-Hui Chu has been a Director since January 2007. Mr. Chu is President of PepsiCo International — China Beverages Business Unit and Chairman of PepsiCo (China) Investment Company Limited. Before joining PepsiCo in 1998, he held various senior management positions in several U.S. multinational companies, including Quaker Oats, HJ Heinz, Whirlpool and Monsanto. Mr. Chu is a member of Best Buy’s China Advisory Board and serves as Chairman of the Multinational Corporation Club of Guangzhou.

John T. Dickson has been a Director since March 2000.  Mr. Dickson was President and Chief Executive Officer of Agere Systems Inc. from August 2000 to October 2005. Previously, Mr. Dickson had been Executive Vice President and Chief Executive Officer of Lucent Technologies’ Microelectronics and Communications Technologies Group since October 1999. He joined AT&T Corp. in 1993 as Vice President of its Integrated Circuit business unit, moved to Lucent following its spin-off in 1996, and was named Chief Operating Officer of Lucent’s Microelectronics Group in 1997. Mr. Dickson is also a Director of National Semiconductor Corporation and Frontier Silicon Limited.

Philip H. Geier has been a Director since July 2001. Mr. Geier was Chairman of the Board and Chief Executive Officer of the Interpublic Group of Companies, Inc. from 1980 to 2000 and was a Director of Interpublic from 1975 to 2000. Mr. Geier is also a Senior Advisor for Lazard Frères & Co. LLC and a Director of AEA Investors LLC, Alcon, Inc., Fiduciary Trust Co. International and Foot Locker, Inc.

Hans Ulrich Maerki has been a Director since September 2002. Mr. Maerki has been the Chairman of IBM Europe/Middle East/Africa (EMEA) since August 2001. From July 2003 to May 2005, Mr. Maerki was also the General Manager of IBM EMEA. From 1996 to July 2001, Mr. Maerki was General Manager of IBM Global Services, EMEA. Mr. Maerki has been with IBM in various positions since 1973. Mr. Maerki is also a Director of ABB Ltd. and Menuhin Festival Gstaad AG. He also serves on the Board of Trustees of IMD Lausanne, IESE Madrid and HEC Paris, as well as The Hertiage Museum in St. Petersburg, Russia.

George M. Milne, Jr., Ph.D., has been a Director since September 1999. From 1970 to July 2002, Dr. Milne held various management positions with Pfizer Corporation, including most recently Executive Vice President, Pfizer Global Research and Development and President, Worldwide Strategic and Operations Management. Dr. Milne was also a Senior Vice President of Pfizer Inc. and a member of the Pfizer Management Council. He was President of Central Research from 1993 to July 2002 with global responsibility for Pfizer’s Human and Veterinary Medicine Research and Development. Dr. Milne is also a Director of Aspreva Pharmaceuticals, Inc., Charles River Laboratories, Inc. and MedImmune, Inc.

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

Audit Committee

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Wah-Hui Chu (effective January 1, 2007), Francis Contino (Chair), and Thomas Salice.

Audit Committee Financial Expert

The Board of Directors has determined that each member of the Audit Committee except Mr. Chu is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

The Company has adopted a code of business conduct and ethics for directors, officers (including the principal executive officer, principal financial officer and controller) and employees, known as the Code of Conduct. The Code of Conduct is available on the Company’s website at http://www.mt.com under Investor Relations/Corporate Governance. Stockholders may request a free copy of the Code of Conduct from:

Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240
U.S.A.
Phone: +1 614 438 4748
Fax: +1 614 438 4646
E-mail: mary.finnegan@mt.com

Corporate Governance Guidelines

The Company has adopted Corporate Governance Guidelines, which are available on the Company’s website at http://www.mt.com under Investor Relations/Corporate Governance. Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone numbers set forth under “Code of Ethics” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Information regarding Section 16(a) beneficial ownership reporting compliance is set forth under “Additional Information — Compliance with Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”), which information is incorporated herein by reference.

Item 11.	Executive Compensation

The information appearing in the sections captioned “Board of Directors — General Information,” “Compensation Discussion and Analysis” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2007 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the section “Share Ownership” in the 2007 Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

None.

Item 14.	Principal Accountant Fees and Services

Information appearing in the section “Audit Committee Report” in the 2007 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

Date: February 16, 2007

By:	/s/ Robert F. Spoerry
Robert F. Spoerry
Chairman of the Board, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Robert F. Spoerry Robert F. Spoerry	Chairman of the Board, President and Chief Executive Officer

/s/ William P. Donnelly William P. Donnelly	Vice President and Chief Financial Officer (Principal financial and accounting officer)

/s/ Francis A. Contino Francis A. Contino	Director

/s/ John T. Dickson John T. Dickson	Director

/s/ Philip H. Geier Philip H. Geier	Director

/s/ Hans Ulrich Maerki Hans Ulrich Maerki	Director

/s/ George M. Milne George M. Milne	Director

/s/ Thomas P. Salice Thomas P. Salice	Director

Exhibit		Description

3.1		Amended and Restated Certificate of Incorporation of the Company(1)
3	.2*	Amended By-laws of the Company, effective as of February 8, 2007
4.6		Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares(9)
10.10		Amended and Restated Credit Agreement, dated as of November7, 2005(2)
10.11		Indenture, dated as of November 12, 2003(12)
10.20		1997 Amended and Restated Stock Option Plan(3)
10.21		Amendment to the 1997 Amended and Restated Stock Option Plan(4)
10.22		Mettler-Toledo International Inc. 2004 Equity Incentive Plan(13)
10.31		Regulations of the Performance Oriented Bonus System(POBS) — Incentive System for the Management of Mettler Toledo, effective as of November 5, 1998(5)
10.32		Regulations of the POBS Plus — Incentive Scheme for Senior Management of Mettler Toledo, effective as of March14, 2000(6)
10.33		Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of March 7, 2000(6)
10.41		Employment Agreement between Robert Spoerry and Mettler-Toledo AG, dated as of October 30, 1996(7)
10.42		Indemnification Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated June 6, 2002(10)
10.43		Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.44		Employment Agreement between Olivier Filliol and Mettler-Toledo GmbH, dated as of May 21, 2001(8)
10.45		Indemnification Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated June 6, 2002(10)
10.46		Employment Agreement between Beat Luethi and Mettler-Toledo International Inc., dated as of October 31, 2002(11)
10.47		Indemnification Agreement between Beat Luethi and Mettler-Toledo International Inc., dated March 31, 2003(11)
10.48		Employment Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of May 11, 2001(8)
10.49		Indemnification Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of June 6, 2002(14)
10.50		Employment Agreement between Joakim Weidemanis and Mettler-Toledo International Inc., dated as of May 23,2005(15)
10.51		Employment Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated as of April 11,2006(15)
10.52		Indemnification Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated as of June 1, 2006(15)
21	*	Subsidiaries of the Company
23	.1*	Consent of PricewaterhouseCoopers LLP
23.2		Consent of PricewaterhouseCoopers AG
31	.1*	Certification of the Chief Executive Officer Pursuant toSection 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer Pursuant toSection 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

E-1

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated November 8, 2005

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

(4)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

(5)	Incorporated by reference to the Company’s Report on Form 10-K dated March 18, 1999

(6)	Incorporated by reference to the Company’s Report on Form 10-K dated March 24, 2000

(7)	Incorporated by reference to the Company’s Report on Form 10-K dated March 31, 1997

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(9)	Incorporated by reference to the Company’s Registration Statement on Form 8-K/A filed on August 29, 2002

(10)	Incorporated by reference to the Company’s Report on Form 10-K dated March 14, 2003

(11)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 4, 2003

(12)	Incorporated by reference to the Company’s Report on Form 10-K dated March 15, 2004

(13)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(14)	Incorporated by reference to the Company’s Report on Form 10-K dated February 25, 2005

(15)	Incorporated by reference to the Company’s Report on Form 10-Q dated July 28, 2006

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Mettler-Toledo International Inc.

We have completed integrated audits of Mettler-Toledo International Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing on Page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing on Page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006 the Company changed the manner in which it accounts for share-based compensation. In addition, as discussed in Note 11, the Company changed the manner in which it records the funded status of its defined benefit pension and other postretirement plans.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Mettler-Toledo International Inc.

In our opinion, the consolidated financial statements listed in the accompanying index appearing on Page F-1 present fairly, in all material respects, the results of operations and cash flows of Mettler-Toledo International Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing on Page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers AG

/s/ Rolf Johner	/s/ Bernhard Bichsel

Rolf Johner	Bernhard Bichsel

Zurich, Switzerland
February 25, 2005

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31
(In thousands, except share data)

	2006	2005	2004

Net sales
Products	$1,230,360	$1,144,309	$1,082,097
Service	364,552	338,163	322,357

Total net sales	1,594,912	1,482,472	1,404,454
Cost of sales
Products	574,550	535,626	516,118
Service	229,930	216,527	205,929

Gross profit	790,432	730,319	682,407
Research and development	82,802	81,893	83,217
Selling, general and administrative	481,709	441,702	419,780
Amortization	11,503	11,436	12,256
Interest expense	17,492	14,880	12,888
Other (income) charges, net	(7,921)	20,224	42

Earnings before taxes	204,847	160,184	154,224
Provision for taxes	47,315	51,282	46,267

Net earnings	$157,532	$108,902	$107,957

Basic earnings per common share:
Net earnings	$3.93	$2.58	$2.44
Weighted average number of common shares	40,065,951	42,207,777	44,237,214
Diluted earnings per common share:
Net earnings	$3.86	$2.52	$2.37
Weighted average number of common and common equivalent shares	40,785,708	43,285,121	45,483,969

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$151,269	$324,578
Trade accounts receivable, less allowances of $7,073 in 2006 and $7,897 in 2005	306,879	271,915
Inventories	148,372	150,201
Current deferred tax assets, net	33,054	30,210
Other current assets and prepaid expenses	30,196	23,755

Total current assets	669,770	800,659
Property, plant and equipment, net	229,138	218,519
Goodwill	432,871	423,048
Other intangible assets, net	102,750	105,161
Non-current deferred tax assets, net	69,083	73,042
Other non-current assets	83,473	49,344

Total assets	$1,587,085	$1,669,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$95,971	$88,553
Accrued and other liabilities	71,209	68,277
Accrued compensation and related items	110,644	91,409
Deferred revenue and customer prepayments	41,553	34,803
Taxes payable	49,607	59,015
Current deferred tax liabilities	5,433	5,054
Short-term borrowings	9,962	6,345

Total current liabilities	384,379	353,456
Long-term debt	345,705	443,795
Non-current deferred tax liabilities	82,613	78,360
Other non-current liabilities	143,526	135,160

Total liabilities	956,223	1,010,771
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 38,430,124 and 41,404,071 shares at December 31, 2006 and 2005, respectively	448	448
Additional paid-in capital	528,863	457,129
Treasury stock at cost (6,355,887 shares in 2006 and 3,381,940 shares in 2005)	(374,819)	(170,325)
Retained earnings	493,691	417,075
Accumulated other comprehensive income (loss)	(17,321)	(45,325)

Total shareholders’ equity	630,862	659,002

Total liabilities and shareholders’ equity	$1,587,085	$1,669,773

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended December 31
(In thousands, except share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2003	44,582,017	$446	$471,628	$—	$200,216	$(18,294)	$653,996
Exercise of stock options	992,622	2	(10,820)	36,385	—	—	25,567
Repurchases of common stock	(2,208,500)	—	—	(103,789)	—	—	(103,789)
Tax benefit resulting from exercise of certain employee stock options	—	—	5,037	—	—	—	5,037
Reversal of deferred tax valuation allowance	—	—	10,859	—	—	—	10,859
Comprehensive income:
Net earnings	—	—	—	—	107,957	—	107,957
Unrealized gain on cash flow hedging arrangements	—	—	—	—	—	436	436
Change in currency translation adjustment	—	—	—	—	—	23,087	23,087
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(2,264)	(2,264)

Total comprehensive income							129,216

Balance at December 31, 2004	43,366,139	$448	$476,704	$(67,404)	$308,173	$2,965	$720,886
Exercise of stock options	1,267,132	—	(34,704)	61,671	—	—	26,967
Repurchases of common stock	(3,229,200)	—	—	(164,592)	—	—	(164,592)
Tax benefit resulting from exercise of certain employee stock options	—	—	15,129	—	—	—	15,129
Comprehensive income:
Net earnings	—	—	—	—	108,902	—	108,902
Change in currency translation adjustment	—	—	—	—	—	(37,473)	(37,473)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(10,817)	(10,817)

Total comprehensive income							60,612

Balance at December 31, 2005	41,404,071	$448	$457,129	$(170,325)	$417,075	$(45,325)	$659,002
Exercise of stock options and restricted stock units	1,166,612	—	—	61,388	(30,956)	—	30,432
Common stock issued as equity compensation	1,000	—	8	53	—	—	61
Repurchases of common stock	(4,141,559)	—	—	(265,935)	—	—	(265,935)
Reclassification related to treasury stock reissuances	—	—	49,960	—	(49,960)	—	—
Tax benefit resulting from exercise of certain employee stock options	—	—	13,527	—	—	—	13,527
Stock based compensation	—	—	8,239	—	—	—	8,239
Adoption of SFAS 158, net of tax	—	—	—	—	—	19,638	19,638
Comprehensive income:
Net earnings	—	—	—	—	157,532	—	157,532
Change in currency translation adjustment	—	—	—	—	—	10,570	10,570
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(2,204)	(2,204)

Total comprehensive income							165,898

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31
(In thousands)

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$157,532	$108,902	$107,957
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,069	25,977	26,668
Amortization	11,503	11,436	12,256
Deferred taxes	7,365	10,962	(107)
Excess tax benefits from share-based payment arrangements	(11,336)	—	—
Share-based compensation	8,239	—	—
Other	(1,001)	20,057	676
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(20,066)	(18,377)	(11,337)
Inventories	11,379	(5,171)	4,449
Other current assets	2,594	2,790	4,584
Trade accounts payable	1,958	9,409	12,934
Taxes payable	(19,568)	3,056	6,577
Accruals and other	16,898	8,018	1,336

Net cash provided by operating activities	191,566	177,059	165,993

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,181	1,423	1,819
Purchase of property, plant and equipment	(34,329)	(32,498)	(27,882)
Acquisitions	(790)	(4,087)	(2,287)

Net cash used in investing activities	(30,938)	(35,162)	(28,350)

Cash flows from financing activities:
Proceeds from borrowings	119,989	667,901	81,027
Repayments of borrowings	(234,602)	(414,578)	(121,631)
Proceeds from exercise of stock options	30,453	27,007	25,567
Repurchases of common stock	(264,640)	(161,832)	(102,397)
Excess tax benefits from share-based payment arrangements	11,336	—	—
Refinancing fees	—	(760)	—

Net cash provided by (used in) financing activities	(337,464)	117,738	(117,434)

Effect of exchange rate changes on cash and cash equivalents	3,527	(2,233)	1,851

Net increase in cash and cash equivalents	(173,309)	257,402	22,060

Cash and cash equivalents:
Beginning of period	324,578	67,176	45,116

End of period	$151,269	$324,578	$67,176

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16,845	$13,594	$12,426
Taxes	$48,151	$37,263	$39,798

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

All intercompany transactions and balances have been eliminated.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of our inventory are made for excess and obsolete items based on forecasted usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Long-Lived Assets

a) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization is charged on a straight-line basis over the estimated useful lives of the assets as follows:

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

Revenue Recognition

Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, we do not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we also defer revenue where installation is required, unless such installation is deemed perfunctory. We also generally maintain the right to accept or reject a product return in our terms and conditions and we also maintain accruals for outstanding credits. Distributor discounts are offset against revenue at the time such revenue is recognized. Revenues from service contracts are recognized ratably over the contract period. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.

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

Earnings per Common Share

In accordance with the treasury stock method, the Company has included 719,757, 1,077,344 and 1,246,755 equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2006, 2005 and 2004, respectively, relating to outstanding stock options.

Outstanding options to purchase 416,375, 127,125 and 748,813 shares of common stock for the years ending December 31, 2006, 2005 and 2004, respectively, have been excluded from the calculation of diluted weighted average number of common shares as such options would be anti-dilutive.

Share-Based Compensation

The Company applies the fair value methodology under Statement of Financial Accounting Standards No. 123R, “Share-Based Compensation” (“SFAS 123R”), and related interpretations in accounting for its share-based compensation plan.

Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 4, the Company enters into foreign currency forward exchange contracts to economically hedge certain short-term intercompany balances involving its international businesses. Such contracts limit the Company’s exposure to currency fluctuations on the items they hedge. These contracts are adjusted to fair market value as of each balance sheet date, with the resulting changes in fair value being recognized in the appropriate financial statement caption in the income statement consistent with the underlying hedged item.

The Company also enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized as interest expense over the life of the agreements as incurred. The Company’s fixed to floating interest rate swap agreements are accounted for as fair value hedges. The change in fair value of outstanding interest rate swap agreements that are effective as fair value hedges is recognized in earnings as incurred and is offset by the change in fair value of the hedged item.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for uncertain tax positions. This interpretation will be effective for the Company beginning January 1, 2007. The Company does not believe the implementation of FIN 48 will have a material impact on its consolidated results of operations or financial position.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is overfunded or record a liability in its financial statements if a plan is underfunded with a corresponding

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

offset to shareholders’ equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006 (see Note 11).

3.	INVENTORY

Inventory consisted of the following at December 31:

	2006	2005

Raw materials and parts	$81,596	$80,201
Work-in-progress	18,163	19,777
Finished goods	48,613	50,223

	$148,372	$150,201

4.	FINANCIAL INSTRUMENTS

As described in Note 8, on November 7, 2005, the Company amended and restated its existing $300 million Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increased the amount that can be borrowed under the facility from $300 million to $450 million, extended the maturity date to November 2010 and lowered the margin applicable to the interest rate payable thereunder. The remaining terms of the Amended Credit Agreement are substantially the same as under the prior Credit Agreement. The Company incurred fees of approximately $0.9 million in conjunction with amending and restating the Credit Agreement which are amortized to interest expense through 2010.

In November 2003, the Company issued $150 million of seven-year Senior Notes (the “Senior Notes”). In connection with this issuance, the Company entered into an interest rate swap agreement, designated as a fair value hedge, which changes the fixed interest obligation associated with $30 million of the Senior Notes into a floating rate. This agreement has a maturity date of November 15, 2010. Under the swap, the Company will receive a fixed interest rate of 4.85% (i.e., the same rate as the Senior Notes) and pay interest at a rate of LIBOR plus 0.22%. At December 31, 2006 and 2005, the fair value of the swap was a loss of approximately $0.4 million.

At December 31, 2006, the Company had outstanding foreign currency forward contracts with notional amounts of $86.1 million, in order to economically hedge short-term intercompany balances with its foreign businesses. The fair value of these contracts was a $0.2 million gain and a $0.2 million loss as of December 31, 2006 and 2005, respectively.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

The fair values of all derivative financial instruments are estimated based on current settlement prices of comparable contracts obtained from dealer quotes. The values represent the estimated amount the Company would pay or receive to terminate the agreements at the balance sheet date.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following at December 31:

	2006	2005

Land	$52,920	$49,837
Building and leasehold improvements	147,392	142,734
Machinery and equipment	237,959	212,327
Computer software	4,337	3,829

	442,608	408,727
Less accumulated depreciation and amortization	(213,470)	(190,208)

	$229,138	$218,519

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2006	2005

Balance at beginning of year	$423,048	$433,675
Goodwill acquired	790	3,401
Foreign currency translation and other	9,033	(14,028)

Balance at year end	$432,871	$423,048

In accordance with SFAS 142, goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review under SFAS 142 and determined that, through December 31, 2006, there had been no impairment of these assets.

The components of other intangible assets as of December 31 are as follows:

	2006		2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$73,340	$(9,166)	$72,339	$(7,104)
Proven technology and patents	30,691	(15,538)	29,918	(13,402)
Tradename (finite life)	1,539	(550)	1,427	(451)
Tradename (indefinite life)	22,434	—	22,434	—

	$128,004	$(25,254)	$126,118	$(20,957)

The annual aggregate amortization expense based on the current balance of other intangible assets for each of the next five years is estimated at $4.4 million. The non-indefinite-lived intangible assets are amortized on a straight-line basis over periods ranging from 7 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

The Company had amortization expense associated with the above intangible assets of $4.5 million and $4.1 million for the years ended December 31, 2006 and 2005, respectively.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $7.0 million and $7.3 million for the years ended December 31, 2006 and 2005, respectively.

7.	WARRANTY

The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheet. Changes to the Company’s accrual for product warranties for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Balance at beginning of year	$10,732	$10,483
Accruals for warranties	13,247	14,062
Foreign currency translation	635	(846)
Payments/utilizations	(13,637)	(12,967)

Balance at year end	$10,977	$10,732

8.	LONG-TERM DEBT

Long-term debt consisted of the following at December 31:

	2006	2005

$150 million Senior Notes, interest at 4.85%, due November 15, 2010	$149,557	$149,640
Less: unamortized discount	(137)	(172)

	149,420	149,468
Revolving credit facilities, interest at LIBOR plus 0.375%	185,295	294,327
Other local arrangements	10,990	—

	$345,705	$443,795

November 2005 Refinancing

On November 7, 2005, the Company amended and restated its Credit Agreement, which amends and restates its prior Credit Agreement, dated as of November 12, 2003. The Amended Credit Agreement increased the amount that can be borrowed under the facility from $300 million to $450 million, extended the maturity date to November 2010 and lowered the margin applicable to the interest rate payable thereunder. The remaining terms of the Amended Credit Agreement are substantially the same as under the prior Credit Agreement. The Company incurred fees of approximately $0.9 million in conjunction with amending and restating the Credit Agreement which are being amortized to interest expense through 2010.

Amended Credit Agreement

The $450 million Amended Credit Agreement is provided by a group of financial institutions and has a maturity date of November 5, 2010. It is not subject to any scheduled principal payments. Borrowings under the Amended Credit Agreement bear interest at current market rates plus a margin based on our senior unsecured credit ratings (currently “BBB” by Standard & Poor’s and “Baa3” by Moody’s) and is currently set at LIBOR plus 0.375%. We must also pay facility fees that are tied to our credit ratings. The Amended Credit Agreement contains covenants, for which the Company was in compliance as of December 31, 2006, including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. This also places certain limitations on us, including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the Amended Credit Agreement has several events of default, including upon a change of control. The borrowings under the amended credit agreement have been classified as long-term debt in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis. As of December 31, 2006, approximately $253.9 million was available under the facility. The Amended Credit Agreement is unsecured.

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

Other Local Arrangements

During the third quarter of 2006, a wholly owned subsidiary of the Company issued and sold $10 million of redeemable instruments to one of the Company’s non-U.S. sponsored defined benefit plans. These instruments are redeemable beginning in July 2011 and, as such, are classified as long-term debt on the Company’s Consolidated Balance Sheet.

The Company’s weighted average interest rate for the years ended December 31, 2006 and 2005 was approximately 4% and 6% respectively. The carrying value of the Company’s debt obligations approximates fair value.

9.	SHAREHOLDERS’ EQUITY

Common Stock

The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2006, 5,585,130 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.

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

Restricted Stock Units

In 2006 and 2005, the Company granted 61,100 and 74,600, respectively, restricted stock units to certain employees. The grant-date fair value of the restricted stock units granted in 2006 and 2005 was $68.06 and $52.37, respectively, and the restricted units vest ratably over a five-year period. The fair value of the restricted stock units on the date of grant for 2006 and 2005 of $4.2 and $3.9 million, respectively, will be recorded as compensation expense ratably over the vesting period. Approximately $0.9 million and $0.1 million of compensation expense was recognized during the years ended December 31, 2006 and 2005, respectively.

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

Share Repurchase Program

The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $900 million of equity shares. As of December 31, 2006, there were $365.7 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 9.6 million shares since the inception of the program through December 31, 2006.

During the years ended December 31, 2006 and 2005, the Company spent $265.9 million and $164.6 million on the repurchase of 4,141,559 shares and 3,229,200 shares at an average price of $64.18 and $50.94, respectively. An additional $5.4 million and $4.2 million relating to the settlement of shares repurchased as of December 31, 2006 and 2005 were cash settled during 2007 and 2006, respectively. The Company reissued 1,152,892 shares and 1,261,332 shares held in treasury for the exercise of stock options during 2006 and 2005, respectively. In connection with these reissuances, the Company has reclassified

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

amounts within stockholders’ equity to reflect the differential between treasury stock cost and option proceeds as part of retained earnings rather than additional paid in capital.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2006	2005	2004

Currency translation adjustment	$7,028	$(3,542)	$33,931
Pension and post-retirement benefit related items	(42,914)	(61,860)	(46,948)
Deferred tax pension and post-retirement benefit related items	18,565	20,077	15,982

Total accumulated other comprehensive income (loss)	$(17,321)	$(45,325)	$2,965

10.	EQUITY INCENTIVE PLAN

The Company’s equity incentive plan provides employees and directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2004 equity incentive plan was approved by shareholders on May 6, 2004 and provides that 3.5 million shares of common stock, plus any options outstanding under the Company’s prior option plan that terminate without being exercised, may be the subject of awards. Of the 3.5 million shares of common stock available for awards, up to 2.1 million shares may be issued in the form of restricted stock or restricted stock units. The plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of grant. Options generally vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years and six months. Restricted units vest equally over a five-year period from the date of grant. During 2005, the compensation committee of the Board of Directors determined to grant restricted share units to participating managers and non-qualified stock options to executive officers.

On January 1, 2006, the Company adopted SFAS 123R and Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payments”, applying the modified prospective method. SFAS 123R requires all share-based compensation arrangements granted to employees, including stock option grants, to be recognized in the consolidated statement of operations based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, the Company is required to record share-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Share-based compensation expense is recorded within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. Prior year amounts have not been restated. The effect on net earnings and net earnings per share for year ended December 31, 2006 is as follows:

2006

Share-based compensation by award type:
Stock options	$7,355
Restricted stock units	884

Total share-based compensation	8,239
Tax effect on share-based compensation	(2,716)

Effect on net earnings	$5,523

Effect on net earnings per share:
Basic	$0.14
Diluted	$0.14

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2003 through December 31, 2006:

			Aggregate
		Weighted Average	Intrinsic Value
	Number of Options	Exercise Price	(in millions)

Outstanding at December 31, 2003	5,621,976	$29.61
Granted	588,500	47.53
Exercised	(992,622)	(25.76)
Forfeited	(251,900)	(39.24)

Outstanding at December 31, 2004	4,965,954	$32.02	$95.8
Granted	496,000	51.70
Exercised	(1,267,132)	(21.28)
Forfeited	(270,450)	(39.67)

Outstanding at December 31, 2005	3,924,372	$37.44	$69.7
Granted	362,500	67.88
Exercised	(1,151,892)	(26.42)
Forfeited	(108,895)	(43.79)

Outstanding at December 31, 2006	3,026,085	$45.05	$102.3

Options exercisable at December 31, 2004	2,845,782	$25.38	$73.8
Options exercisable at December 31, 2005	2,285,472	$32.32	$52.3
Options exercisable at December 31, 2006	1,662,485	$39.94	$64.7

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2006 by range of exercise prices:

		Remaining Contractual
Number of Options	Weighted Average	Life of Options	Options
Outstanding	Exercise Price	Outstanding	Exercisable

158,910	$20.99	1.5	158,910
372,850	$32.63	6.1	247,950
625,400	$37.59	6.8	439,000
1,081,425	$46.69	6.3	732,425
a787,500	$59.47	9.7	84,200

3,026,085		7.0	1,662,485

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2006, 2005 and 2004 was approximately $21.32, $16.15 and $13.52, respectively. Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2006	2005	2004

Risk-free interest rate	4.60%	4.50%	3.30%
Expected life in years	5	5	5
Expected volatility	25%	25%	25%
Expected dividend yield	—	—	—

The following table summarizes all restricted stock unit activity from December 31, 2004 through December 31, 2006:

	Number of Restricted	Aggregate Intrinsic
	Stock Units	Value (in millions)

Outstanding at December 31, 2004	—
Granted	74,600
Vested	—
Forfeited	—

Outstanding at December 31, 2005	74,600	$4.1
Granted	61,100
Vested	(14,720)
Forfeited	(1,000)

Outstanding at December 31, 2006	119,980	$9.5

At December 31, 2006, a total of 2,559,045 shares of common stock were available for grant in the form of stock options or restricted stock units, of which up to a total of 1,965,300 were available for grant as restricted stock units.

As of December 31, 2006, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $26.3 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.5 years.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Prior to January 1, 2006, the Company applied the intrinsic valuation methodology under Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its share-based compensation plan.

Had compensation cost for the Company’s share-based plan been determined based upon the fair value of such awards at the grant date, consistent with the methods of SFAS 123, the Company’s net earnings and basic and diluted net earnings per common share for the year ended December 31, 2005 would have been as follows:

	2005	2004

Net earnings:
As reported	$108,902	$107,957
Compensation expense, net of tax benefit	(6,277)	(7,290)

Pro forma	$102,625	$100,667

Basic earnings per common share:
As reported	$2.58	$2.44
Compensation expense	(0.15)	(0.16)

Pro forma	$2.43	$2.28

Weighted average number of common shares	42,207,777	44,237,214
Diluted earnings per common share:
As reported	$2.52	$2.37
Compensation expense	(0.14)	(0.15)

Pro forma	$2.38	$2.22

Weighted average number of common and common equivalent shares	43,122,131	45,281,189

11.	BENEFIT PLANS

Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.

Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $11.1 million, $9.2 million and $7.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The Company uses a measurement date of September 30 for its defined benefit pension and other benefit plans. The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plans at December 31, 2006 and 2005:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$115,904	$107,445	$479,254	$465,347	$25,232	$26,348
Service cost, gross	660	635	19,250	18,494	253	211
Interest cost	6,227	6,030	16,453	17,241	1,321	1,431
Actuarial (gains) losses	(4,067)	7,145	29,040	68,549	(998)	(332)
Plan amendments and other	—	—	3,319	(8,983)	—	—
Benefits paid	(5,514)	(5,351)	(20,754)	(16,289)	(1,885)	(2,426)
Impact of foreign currency	—	—	43,137	(65,105)	—	—

Benefit obligation at end of year	$113,210	$115,904	$569,699	$479,254	$23,923	$25,232

Change in plan assets:
Fair value of plan assets at beginning of year	$97,980	$83,625	$439,037	$460,698	$—	$—
Actual return on plan assets	8,292	9,665	44,069	40,637	—	—
Employer contributions	41	10,041	13,501	11,666	1,885	2,426
Plan participants’ contributions	—	—	6,165	6,193	119	146
Benefits paid	(5,514)	(5,351)	(20,754)	(16,289)	(2,004)	(2,572)
Impact of foreign currency	—	—	37,889	(63,868)	—	—

Fair value of plan assets at end of year	$100,799	$97,980	$519,907	$439,037	$—	$—

Funded status	$(12,411)	$(17,924)	$(49,792)	$(40,217)	$(23,923)	$(25,232)
Unrecognized net actuarial (gain) loss	33,755	40,651	12,529	1,537	(3,370)	(3,331)
Post-measurement date contributions	10	10	5,566	—	376	504

Net amount recognized	$21,354	$22,737	$(31,697)	$(38,680)	$(26,917)	$(28,059)

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2006	2005	2006	2005	2006	2005

Other non-current assets	$—	$—	$32,846	$23,110	$—	$—
Pension and other post- retirement liabilities	(12,401)	(17,914)	(99,647)	(82,999)	(26,917)	(28,059)
Accumulated other comprehensive loss	33,755	40,651	35,104	21,209	—	—

Net amount recognized	$21,354	$22,737	$(31,697)	$(38,680)	$(26,917)	$(28,059)

In accordance with the transition disclosure requirements of SFAS 158, the Company has identified the incremental effect of applying this Statement on the following individual balance sheet line items at December 31, 2006:

	Before Application	SFAS 158 Transition	After Application
	of SFAS 158	Adjustments	of SFAS 158

Other non-current assets	$59,622	$23,851	$83,473
Non-current deferred tax assets, net	75,390	(6,307)	69,083
Total assets	1,569,541	17,544	1,587,085
Accrued and other liabilities	59,664	11,545	71,209
Other non-current liabilities	157,165	(13,639)	143,526
Total liabilities	958,317	(2,094)	956,223
Accumulated other comprehensive income	(36,959)	19,638	(17,321)
Total shareholder equity	611,224	19,638	630,862

The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued and other liabilities and other non-current liabilities, respectively. The Company previously recorded $68.9 million of additional minimum liabilities under SFAS 87 and SFAS 106.

The following amounts have been recognized in Accumulated Other Comprehensive Income, before taxes, at December 31, 2006 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension	Non-U.S. Pension
	Benefits	Benefits	Other Benefits

Prior service cost, net	$—	$1,621	$(3,781)
Actuarial (gains)/losses	33,755	26,144	411
Transition obligations/(assets)	—	(15,236)	—

Total	$33,755	$12,529	$(3,370)

The accumulated benefit obligations at December 31, 2006 and 2005 were $113.2 million and $115.9 million, respectively, for the U.S. defined benefit pension plan and $497.7 million and $429.4 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. Pension Benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of assets of these plans as of December 31, 2006 were $169.1 million, $160.7 million and $62.6 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	5.50%	5.75%	3.30%	3.30%	4.20%
Compensation increase rate	n/a	n/a	n/a	2.10%	2.30%	2.20%

The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2006	2005	2004	2006	2005	2004

Discount rate	5.50%	5.75%	6.25%	3.30%	3.30%	4.20%
Compensation increase rate	n/a	n/a	n/a	2.10%	2.30%	2.20%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	5.10%	5.20%	5.20%

Net periodic pension cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2006	2005	2004	2006	2005	2004

Service cost, net	$660	$635	$506	$13,009	$12,607	$13,081
Interest cost on projected benefit obligations	6,227	6,030	6,062	16,453	17,241	16,980
Expected return on plan assets	(8,047)	(7,612)	(6,390)	(23,722)	(22,216)	(21,304)
Recognition of actuarial losses (gains)	2,583	2,407	2,279	371	(1,035)	(1,620)

Net periodic pension cost	$1,423	$1,460	$2,457	$6,111	$6,597	$7,137

Net periodic post-retirement benefit cost for the U.S. post-retirement plans includes the following components for the years ended December 31:

	2006	2005	2004

Service cost	$253	$211	$226
Interest cost on projected benefit obligations	1,321	1,431	1,617
Net amortization and deferral	(958)	(958)	(841)

Net periodic post-retirement benefit cost	$616	$684	$1,002

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The amounts remaining in Accumulated Other Comprehensive Income that are expected to be recognized as a component of net periodic pension during 2007 are as follows:

	U.S. Pension	Non-U.S. Pension
	Benefits	Benefits	Other Benefits

Prior service cost, net	$—	$826	$—
Actuarial (gains)/losses	2,058	1,251	(957)
Transition obligations	—	33	—

Total	$2,058	$2,110	$(957)

The accumulated post-retirement benefit obligation was principally determined using discount rates of 5.75% in 2006, 5.50% in 2005 and 5.75% in 2004 and net periodic post-retirement benefit cost was principally determined using discount rates of 5.50% in 2006, 5.75% in 2005 and 6.25% in 2004 and health care cost trend rates ranging from 8.5% to 12% in 2006, 9% to 12% in 2005 and 9% to 13.5% in 2004, decreasing to 4.5% in 2010.

The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$139	$(123)
Effect on post-retirement benefit obligation	$1,756	$(1,571)

Plan assets relate principally to the Company’s U.S. and Swiss subsidiaries and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing investments. Actual and target asset allocations in the Company’s pension plans at December 31, 2006 and 2005 were as follows:

	U.S.			Non-U.S.
	Target	2006	2005	Target	2006	2005

Debt securities	30-40%	34%	33%	50-70%	53%	51%
Equity securities	60-70%	66%	67%	20-40%	41%	38%
Real estate and other	0-5%	0%	0%	5-15%	6%	11%

Total	100%	100%	100%	100%	100%	100%

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

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension	Non-U.S. Pension		Other Benefits Net of
	Benefits	Benefits	Other Benefits Gross	Subsidy

2007	$5,423	$14,090	$2,555	$2,271
2008	5,542	15,196	2,583	2,281
2009	5,700	16,606	2,633	2,320
2010	5,823	17,315	2,646	2,323
2011	6,048	18,475	2,592	2,265
2012 - 2016	34,368	114,229	12,041	10,501

The Company has made voluntary incremental pension contributions of $6.0 million in 2006 and $10.0 million in 2004 to certain underfunded pension plans. As a result of its voluntary incremental pension payments, the Company was not required to make pension funding payments to its U.S. and U.K. pension plans during 2006 and 2005. The Company does not expect to receive any refunds from its benefit plans during 2007.

In 2007, the Company expects to make normal employer pension contributions of approximately $9.2 million to its non-U.S. pension plans and normal employer contributions of approximately $2.3 million to its U.S. post-retirement medical plan.

12.	TAXES

The sources of the Company’s earnings (losses) before taxes were as follows for the years ending December 31:

	2006	2005	2004

United States	$31,889	$(1,955)	$11,964
Non-United States	172,958	162,139	142,260

Earnings before taxes	$204,847	$160,184	$154,224

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The provisions for taxes consist of:

	Current	Deferred	Total

Year ended December 31, 2006:
United States federal	$—	$9,798	$9,798
State and local	738	(491)	247
Non-United States	39,212	(1,942)	37,270

Total	$39,950	$7,365	$47,315

Year ended December 31, 2005:
United States federal	$4,442	$17,511	$21,953
State and local	1,473	(2,137)	(664)
Non-United States	33,040	(3,047)	29,993

Total	$38,955	$12,327	$51,282

Year ended December 31, 2004:
United States federal	$643	$4,606	$5,249
State and local	594	1,571	2,165
Non-United States	45,137	(6,284)	38,853

Total	$46,374	$(107)	$46,267

The provisions for tax expense for the years ending December 31, 2006, 2005 and 2004 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2006	2005	2004

Expected tax	$71,696	$56,064	$53,978
United States state and local income taxes, net of federal income tax benefit	247	(1,574)	2,165
Change in valuation allowance	10,860	160	2,375
Special foreign earnings repatriations and audit settlements	—	5,411	—
Other non-United States income taxes at other than a 35% rate	(17,700)	(9,428)	(12,646)
Release of unremitted foreign earnings liability	(13,450)	—	—
Foreign jurisdiction tax law change	(5,050)	—	—
Other, net	712	649	395

Total provision for taxes	$47,315	$51,282	$46,267

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2006	2005

Deferred tax assets:
Inventory	$14,170	$6,138
Accrued and other liabilities	21,337	25,345
Accrued post-retirement benefit and pension costs	36,237	36,317
Net operating loss and tax credit carryforwards	48,445	46,097
Other	13,904	14,515

Total deferred tax assets	134,093	128,412
Less valuation allowance	(31,956)	(25,160)

Total deferred tax assets less valuation allowance	102,137	103,252

Deferred tax liabilities:
Inventory	2,506	2,866
Property, plant and equipment	35,617	30,047
Rainin intangibles amortization	19,054	13,695
Prepaid post-retirement benefit and pension costs	22,184	9,364
Other	8,685	14,815
International earnings	—	12,627

Total deferred tax liabilities	88,046	83,414

Net deferred tax asset	$14,091	$19,838

The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. During 2006, the Company incurred a $10.5 million charge related to the establishment of a valuation allowance for foreign tax credit carryforwards described below. $4.4 million of the Company’s total valuation allowance will be credited to shareholders’ equity if and when realized.

At December 31, 2006, for U.S. federal income tax purposes, the Company had net operating loss carryforwards of $0.3 million that expire in various amounts through 2021. The Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.

The Company has undistributed earnings of non-US subsidiaries and currently believes that there will be no cost associated with the repatriation of such foreign earnings. The Company plans to repatriate $100 million of such earnings in future years. All other undistributed earnings are considered to be permanently reinvested.

During the third quarter of 2006, the Company implemented a legal reorganization that resulted in a reduction of the estimated annual effective tax rate before discrete items from 30% to 27%. In addition to the change in the Company’s annual effective tax rate, the Company recorded three discrete tax items: a charge of $10.5 million related to the establishment of a valuation allowance on foreign tax credit carryforwards, a benefit of $13.4 million associated with a reduction of a liability previously established for estimated costs to

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

repatriate unremitted earnings of foreign subsidiaries and a favorable tax law change resulting in a benefit of $5.1 million.

As a result of the American Jobs Creation Act of 2004, the Company repatriated $396 million of cash during 2005 that had been generated over time by its foreign operations. As a result of this repatriation, the Company recorded additional income tax expense of $13.1 million. This amount reflects the federal tax impact in the United States (including certain state taxes) of $12.3 million, foreign withholding taxes of $2.0 million and a net decrease of $1.2 million of deferred tax liabilities associated with the reassessment of pre-existing and future dividend repatriations. In addition, the Company recorded tax benefits of $7.7 million related to the favorable resolution of certain tax matters.

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

13.	OTHER (INCOME) CHARGES, NET

Other (income) charges, net consists primarily of interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.

In 2005, other (income) charges, net includes a $21.8 million charge related to litigation. In June of 2005, the Company wrote off a non-cash $19.9 million ($12 million after tax) intangible asset relating to an intellectual property license that was subject to litigation with the grantor which is included as a component of Other and Deferred taxes in the interim consolidated statements of cash flows. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during the three months ended June 30, 2005, which includes damages of $0.6 million due to the grantor. The damages of $0.6 million were subsequently reversed during 2006.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2006:

2007	$23,645
2008	17,606
2009	11,090
2010	8,530
2011	6,513
Thereafter	12,692

Total	$80,076

Rent expense for operating leases amounted to $31.2 million, $30.7 million and $29.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

U.S. Operations represent certain of the Company’s marketing and producing organizations located in the United States. Western European Operations include the Company’s marketing and producing organizations in Western Europe, excluding operations located in Switzerland. Swiss Operations include marketing and producing organizations located in Switzerland as well as extensive R&D operations that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Chinese Operations represents the Company’s marketing and producing organizations located in China. The Company’s market organizations are geographically focused and are responsible for all aspects of the Company’s sales and service. Operating segments that exist outside these reportable segments are included in Other.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment profit for segment reporting (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest, other charges and taxes). Inter-segment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property Plant
December 31, 2006	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$586,069	$51,349	$637,418	$89,384	$6,959	$818,841	$(7,497)	$272,620
Swiss Operations	96,311	244,538	340,849	70,083	7,632	431,542	(5,071)	23,820
Western European Operations	538,953	68,883	607,836	50,635	5,490	887,866	(6,506)	116,771
Chinese Operations	132,710	68,721	201,431	45,160	3,294	138,853	(8,723)	1,887
Other(a)	240,869	—	240,869	21,412	1,901	140,177	(2,444)	17,773
Eliminations and Corporate(b)	—	(433,491)	(433,491)	(42,514)	793	(830,194)	(4,088)	—

Total	$1,594,912	$—	$1,594,912	$234,160	$26,069	$1,587,085	$(34,329)	$432,871

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property Plant
December 31, 2005	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$560,238	$50,361	$610,599	$79,448	$7,058	$904,758	$(12,056)	$272,683
Swiss Operations	88,138	236,763	324,901	65,471	7,777	348,799	(4,739)	22,666
Western European Operations	508,289	69,293	577,582	45,466	5,548	801,900	(5,192)	107,306
Chinese Operations	116,912	57,997	174,909	40,245	3,110	114,481	(3,326)	1,833
Other(a)	208,895	559	209,454	14,745	1,646	118,793	(2,369)	18,560
Eliminations and Corporate(b)	—	(414,973)	(414,973)	(38,651)	838	(618,958)	(4,816)	—

Total	$1,482,472	$—	$1,482,472	$206,724	$25,977	$1,669,773	$(32,498)	$423,048

	Net Sales to	Net Sales to					Purchase of,
For the Year Ended	External	Other	Total Net	Segment			Property Plant
December 31, 2004	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$529,020	$49,430	$578,450	$75,651	$7,193	$888,844	$(6,763)	$271,060
Swiss Operations	92,321	220,671	312,992	59,576	7,845	427,411	(6,175)	24,938
Western European Operations	494,921	50,445	545,366	40,185	6,324	408,008	(6,776)	117,770
Chinese Operations	102,867	56,917	159,784	31,705	2,857	117,806	(2,476)	1,792
Other(a)	185,325	—	185,325	12,882	1,440	122,563	(2,245)	18,115
Eliminations and Corporate(b)	—	(377,463)	(377,463)	(40,589)	1,009	(484,560)	(3,447)	—

Total	$1,404,454	$—	$1,404,454	$179,410	$26,668	$1,480,072	$(27,882)	$433,675

(a)	Other includes reporting units in Eastern Europe, Latin America and segments from other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses, intercompany investments, which are not included in the Company’s operating segments.

Reconciliation of earnings before tax to segment profit:

	2006	2005	2004

Earnings before taxes	$204,847	$160,184	$154,224
Share-based compensation	8,239	—	—
Amortization	11,503	11,436	12,256
Interest expense	17,492	14,880	12,888
Other (income) charges, net	(7,921)	20,224	42

Segment profit	$234,160	$206,724	$179,410

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

	2006	2005	2004

Weighing-related instruments	$758,882	$703,581	$670,011
Non-weighing instruments	471,478	440,728	412,086
Service	364,552	338,163	322,357

Total net sales	$1,594,912	$1,482,472	$1,404,454

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the year ended December 31 is as follows:

				Property, Plant and
	Net Sales			Equipment, Net
	2006	2005	2004	2006	2005

United States	$535,654	$513,102	$486,660	$36,111	$41,846
Other Americas	105,588	94,240	79,316	2,422	2,124

Total Americas	641,242	607,342	565,976	38,533	43,970
Germany	148,003	140,877	131,862	30,773	27,406
France	114,065	108,352	112,669	5,301	4,858
United Kingdom	60,026	59,210	58,734	7,363	7,923
Switzerland	54,779	52,431	56,669	110,477	105,352
Other Europe	289,865	256,909	245,323	7,529	6,072

Total Europe	666,738	617,779	605,257	161,443	151,611
China	129,682	114,782	101,298	26,781	20,868
Rest of World	157,250	142,569	131,923	2,381	2,070

Total Asia/Rest of World	286,932	257,351	233,221	29,162	22,938

Total	$1,594,912	$1,482,472	$1,404,454	$229,138	$218,519

16.	RELATED PARTY TRANSACTIONS

As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and former General Manager of Rainin. During the years ended December 31, 2006, 2005 and 2004, the Company made lease payments with respect to this agreement of $2.6 million, $2.5 million and $2.3 million, respectively. In addition, Rainin continued to purchase certain products from its former owner. During the years ended December 31, 2005 and 2004, the volume of these purchases was $0.1 million and $0.8 million, respectively. The formal agreement to purchase these products was terminated during the third quarter of 2004. This termination did not have a material impact on the Company’s consolidated financial statements. All of the Company’s transactions with the former owner of Rainin were in the normal course of business.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2006 and 2005 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2006
Net sales	$346,160	$389,157	$397,318	$462,277
Gross profit	170,340	192,435	194,057	233,600
Net earnings	$23,715	$34,757	$47,040	$52,020
Basic earnings per common share:
Net earnings	$0.58	$0.86	$1.18	$1.34
Weighted average number of common shares	41,050,849	40,535,389	39,795,452	38,882,113
Diluted earnings per common share:
Net earnings	$0.57	$0.84	$1.16	$1.31
Weighted average number of common shares	41,774,068	41,237,812	40,455,687	39,675,263
Market price per share:
High	$61.90	$68.34	$66.15	$80.80
Low	$55.62	$58.50	$56.70	$66.00
2005
Net sales	$337,160	$368,637	$365,428	$411,247
Gross profit	162,795	180,425	179,006	208,093
Net earnings	$20,781	$18,311	$25,618	$44,192
Basic earnings per common share:
Net earnings	$0.48	$0.43	$0.61	$1.06
Weighted average number of common shares	43,139,233	42,356,672	41,786,186	41,549,018
Diluted earnings per common share:
Net earnings	$0.47	$0.42	$0.60	$1.04
Weighted average number of common shares	44,388,971	43,438,961	42,893,530	42,419,020
Market price per share:
High	$53.00	$49.57	$52.50	$58.20
Low	$47.37	$45.24	$46.61	$50.88

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)
	Balance at the	Charged to	(2)
	Beginning of	Costs and Expenses	Charged to		Balance at End
Description	Period	Other Accounts	Other Accounts	-Deductions-	of Period

			Note (A)	Note (B)

Accounts Receivable-allowance for doubtful accounts:
Year ended December 31, 2006	7,897	961	394	2,179	7,073
Year ended December 31, 2005	9,759	1,034	(498)	2,398	7,897
Year ended December 31, 2004	10,489	731	443	1,904	9,759
Deferred tax valuation allowance:
Year ended December 31, 2006	25,160	11,877	—	5,081	31,956
Year ended December 31, 2005	25,000	160	—	—	25,160
Year ended December 31, 2004	36,238	2,375	—	13,613	25,000

Note (A)

For accounts receivable, primarily comprised of currency translation adjustments.

Note (B)

For accounts receivable, represents excess of uncollectible balances written off over recoveries of accounts previously written off.

For deferred tax valuation allowance, 2004 represents a reduction in the deferred tax assets related to tax credit and tax loss carryforwards.

S-1