Form 10-Q
period 2007-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2007-04-27
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 1-13595
Mettler-Toledo International Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)
1900 Polaris Parkway
Columbus, Ohio 43240
(Address of principal executive offices)
(Zip Code)
1-614-438-4511
(Registrant’s telephone number, including area code)
not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exhange Act. (Check one):
Large accelerated filer. ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 37,772,875 shares of Common Stock outstanding at March 31, 2007.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Interim Consolidated Financial Statements:

Interim Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006	3

Interim Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	4

Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the three months ended March 31, 2007 and twelve months ended December 31, 2006	5

Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006	6

Notes to the Interim Consolidated Financial Statements at March 31, 2007	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	25

SIGNATURE	26
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2007 and 2006
(In thousands, except share data)
(unaudited)

	March 31,	March 31,
	2007	2006
Net sales
Products	$294,393	$261,713
Service	93,371	84,447

Total net sales	387,764	346,160
Cost of sales
Products	134,806	121,411
Service	61,479	54,409

Gross profit	191,479	170,340
Research and development	21,336	19,939
Selling, general and administrative	121,436	112,131
Amortization	2,925	2,855
Interest expense	4,460	4,076
Other income, net	(362)	(2,538)

Earnings before taxes	41,684	33,877
Provision for taxes	11,254	10,162

Net earnings	$30,430	$23,715

Basic earnings per common share:
Net earnings	$0.80	$0.58
Weighted average number of common shares	38,065,483	41,050,849

Diluted earnings per common share:
Net earnings	$0.78	$0.57
Weighted average number of common and common equivalent shares	38,931,681	41,774,068
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$95,530	$151,269
Trade accounts receivable, less allowances of $7,253 at March 31, 2007 and $7,073 at December 31, 2006	290,671	306,879
Inventory	160,590	148,372
Current deferred tax assets, net	34,461	33,054
Other current assets and prepaid expenses	31,693	30,196

Total current assets	612,945	669,770
Property, plant and equipment, net	230,723	229,138
Goodwill	434,457	432,871
Other intangible assets, net	102,296	102,750
Non-current deferred tax assets, net	69,573	69,083
Other non-current assets	84,078	83,473

Total assets	$1,534,072	$1,587,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$90,315	$95,971
Accrued and other liabilities	65,492	71,209
Accrued compensation and related items	80,006	110,644
Deferred revenue and customer prepayments	61,823	41,553
Taxes payable	37,467	49,607
Current deferred tax liabilities	5,421	5,433
Short-term borrowings	12,346	9,962

Total current liabilities	352,870	384,379
Long-term debt	330,916	345,705
Non-current deferred tax liabilities	82,683	82,613
Other non-current liabilities	167,317	143,526

Total liabilities	933,786	956,223

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 37,772,875 and 38,430,124 shares at March 31, 2007 and December 31, 2006, respectively	448	448
Additional paid-in capital	533,878	528,863
Treasury stock at cost (7,013,136 shares at March 31, 2007 and 6,355,887 shares at December 31, 2006)	(435,805)	(374,819)
Retained earnings	515,643	493,691
Accumulated other comprehensive income (loss)	(13,878)	(17,321)

Total shareholders’ equity	600,286	630,862

Total liabilities and shareholders’ equity	$1,534,072	$1,587,085

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Three months ended March 31, 2007 and twelve months ended December 31, 2006
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options	180,751	—	—	10,506	(4,367)	—	6,139
Repurchases of common stock	(838,000)	—	—	(71,492)	—	—	(71,492)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,934	—	—	—	2,934
Share-based compensation	—	—	2,081	—	—	—	2,081
Adoption of FIN 48	—	—	—	—	(4,111)	—	(4,111)
Comprehensive income:
Net earnings	—	—	—	—	30,430	—	30,430
Change in currency translation adjustment	—	—	—	—	—	2,726	2,726
Change in pension items	—	—	—	—	—	717	717

Comprehensive income	—	—	—	—	—	—	33,873

Balance at March 31, 2007	37,772,875	$448	$533,878	$(435,805)	$515,643	$(13,878)	$600,286

Balance at December 31, 2005	41,404,071	$448	$457,129	$(170,325)	$417,075	$(45,325)	$659,002
Exercise of stock options and restricted stock units	1,166,612	—	—	61,388	(30,956)	—	30,432
Common stock issued as equity compensation	1,000	—	8	53	—	—	61
Repurchases of common stock	(4,141,559)	—	—	(265,935)	—	—	(265,935)
Reclassification related to treasury stock reissuances	—	—	49,960	—	(49,960)	—	—
Tax benefit resulting from exercise of certain employee stock options	—	—	13,527	—	—	—	13,527
Share-based compensation	—	—	8,239	—	—	—	8,239
Adoption of SFAS 158, net of tax	—	—	—	—	—	19,638	19,638
Comprehensive income:
Net earnings	—	—	—	—	157,532	—	157,532
Change in currency translation adjustment	—	—	—	—	—	10,570	10,570
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(2,204)	(2,204)

Comprehensive income	—	—	—	—	—	—	165,898

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2007 and 2006
(In thousands)
(unaudited)

	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$30,430	$23,715
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	6,454	6,354
Amortization	2,925	2,855
Deferred taxes	(2,375)	(1,680)
Excess tax benefits from share-based payment arrangements	(2,455)	(5,571)
Share-based compensation	2,081	2,159
Other	5	(1,161)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	18,199	24,680
Inventory	(10,857)	(5,025)
Other current assets	(7,464)	(4,931)
Trade accounts payable	(562)	(11,225)
Taxes payable	14,249	508
Accruals and other	(18,327)	(11,545)

Net cash provided by operating activities	32,303	19,133

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	206	1,638
Purchase of property, plant and equipment	(7,857)	(6,004)
Acquisitions	—	(572)

Net cash used in investing activities	(7,651)	(4,938)

Cash flows from financing activities:
Proceeds from borrowings	3,792	7,696
Repayments of borrowings	(17,306)	(26,784)
Proceeds from exercise of stock options	6,023	9,741
Repurchases of common stock	(76,939)	(72,103)
Excess tax benefits from share-based payment arrangements	2,455	5,571

Net cash used in financing activities	(81,975)	(75,879)

Effect of exchange rate changes on cash and cash equivalents	1,584	503

Net decrease in cash and cash equivalents	(55,739)	(61,181)

Cash and cash equivalents:
Beginning of period	151,269	324,578

End of period	$95,530	$263,397

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2007 – Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the December 31, 2006 and 2005 consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     All intercompany transactions and balances have been eliminated.
     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2007 – Unaudited (Continued)
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
     Inventory consisted of the following:

	March 31,	December 31,
	2007	2006
Raw materials and parts	$86,521	$81,596
Work-in-progress	20,387	18,163
Finished goods	53,682	48,613

	$160,590	$148,372

Other Intangible Assets
     Other intangible assets include indefinite lived assets and definite-lived assets which are subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets and the continued accounting for previously recognized intangible assets and goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2007 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consisted of the following:

	March 31, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$73,354	$(9,616)	$73,340	$(9,166)
Proven technology and patents	31,128	(15,976)	30,691	(15,538)
Tradename (finite life)	1,548	(576)	1,539	(550)
Tradename (indefinite life)	22,434	—	22,434	—

	$128,464	$(26,168)	$128,004	$(25,254)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.5 million for 2007 through 2010 and $4.2 million for 2011. The Company had amortization expense associated with the above intangible assets of $1.1 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.
     In addition to the above amortization, the Company had amortization expense associated with capitalized software of $1.8 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively.
Warranty
     The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized for certain product shipments. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure.
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	March 31,	March 31,
	2007	2006
Balance at beginning of period	$10,977	$10,732
Accruals for warranties	3,187	3,037
Foreign currency translation	221	(94)
Payments / utilizations	(3,323)	(2,830)

Balance at end of period	$11,062	$10,845

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2007 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123R and Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payments”, applying the modified prospective method. The Company recognizes compensation expense in selling, general and administrative expense in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company had $2.1 million and $2.2 million of share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
3. INCOME TAXES
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the date of adoption, the Company recognized a $4.1 million increase in the liability for unrecognized tax benefits with a corresponding reduction in retained earnings.
     The Company’s total balance of unrecognized tax benefits as of January 1, 2007 was $24.3 million. Included in this balance are $21.0 million of unrecognized tax benefits that if recognized would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of January 1, 2007 was $1.2 million.
     The Company believes it is reasonably possible that the unrecognized tax benefit balance could increase over the next 12 months primarily relating to potential disputes raised by taxing authorities over income and expense recognition. An estimate of the range of these increases cannot currently be made.
     As of March 31, 2007, no material changes in the Company’s uncertain tax positions have occurred since the adoption of FIN 48 on January 1, 2007.
     As of March 31, 2007, the major jurisdictions for which the Company is subject to examinations are Germany, Switzerland and the United States for years after 2002, France after 2003, the United Kingdom after 2004 and China after 2005.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2007 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
4. TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $900 million of equity shares. As of March 31, 2007, there were $294.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 10.4 million shares since the inception of the program through March 31, 2007.
     During the three months ended March 31, 2007 and 2006, the Company spent $71.5 million and $67.9 million on the repurchase of 838,000 shares and 1,153,600 shares at an average price of $85.29 and $58.87, respectively. An additional $5.4 million were cash settled during the three month period ended March 31, 2007 related to the settlement of a liability for shares repurchased as of December 31, 2006. The Company reissued 180,751 shares and 516,778 shares held in treasury for the exercise of stock options for the three months ended March 31, 2007 and 2006, respectively.
5. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three month periods ended March 31, relating to outstanding stock options and restricted stock units.

	2007	2006
Three months ended	866,198	723,219
     Outstanding options and restricted stock units to purchase 352,700 and 451,000 shares of common stock for the three month periods ended March 31, 2007 and 2006, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options and restricted stock units would be anti-dilutive.
6. NET PERIODIC BENEFIT COST
     Net periodic cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2007 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement benefits
	2007	2006	2007	2006	2007	2006
Service cost, net	$170	$165	$3,922	$3,380	$101	$63
Interest cost on projected benefit obligations	1,590	1,557	4,610	3,934	331	330
Expected return on plan assets	(2,072)	(2,012)	(6,639)	(5,719)	—	—
Net amortization and deferral	—	—	—	—	(239)	(239)
Actuarial losses (gains)	515	646	210	70	—	—

Net periodic pension cost	$203	$356	$2,103	$1,665	$193	$154

     As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company expects to make normal employer contributions of approximately $9.2 million to its non-U.S. pension plans and $2.3 million to its U.S. post-retirement medical plan during the year ended December 31, 2007.
7. OTHER INCOME, NET
     Other income, net consists primarily of interest income, (gains) losses from foreign currency transactions, (gains) losses from sales of assets and other items.
8. SEGMENT REPORTING
     As disclosed in Note 15 to the Company’s consolidated financial statements for the year ending December 31, 2006, operating segments are the individual reporting units within the Company. These units are managed separately and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
     The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring, before amortization, interest expense and other (income) charges, net and taxes).

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2007 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2007	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$140,681	$10,990	$151,671	$17,029	$273,024
Swiss Operations	23,117	63,172	86,289	18,341	23,917
Western European Operations	134,234	20,094	154,328	12,459	117,728
Chinese Operations	31,122	19,882	51,004	10,529	1,871
Other (a)	58,610	534	59,144	4,855	17,917
Eliminations and Corporate (b)	—	(114,672)	(114,672)	(14,506)	—

Total	$387,764	$—	$387,764	$48,707	$434,457

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2006	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$128,618	$10,230	$138,848	$14,538	$272,664
Swiss Operations	20,570	56,017	76,587	15,147	22,776
Western European Operations	119,716	16,787	136,503	8,958	108,745
Chinese Operations	24,665	16,592	41,257	9,539	1,843
Other (a)	52,591	91	52,682	3,716	17,706
Eliminations and Corporate (b)	—	(99,717)	(99,717)	(13,628)	—

Total	$346,160	$—	$346,160	$38,270	$423,734

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company’s reportable operating segments.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company’s operating segments.
     A reconciliation of Segment Profit to earnings before taxes for the three months ended March 31 follows:

	Three months ended
	March 31,	March 31,
	2007	2006
Earnings before taxes	$41,684	$33,877
Amortization	2,925	2,855
Interest expense	4,460	4,076
Other income, net	(362)	(2,538)

Segment profit	$48,707	$38,270

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2007 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
9. RELATED PARTY TRANSACTIONS
     As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and General Manager of Rainin. During the three months ended March 31, 2007 and 2006, the Company made lease payments in respect of this agreement of $0.6 million. All of the Company’s transactions with the former owner of Rainin were in the normal course of business.
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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
Results of Operations – Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 (amounts in thousands).

	Three months ended March 31,
	2007		2006
	(unaudited)%		(unaudited)%
Net sales	$387,764	100.0	$346,160	100.0
Cost of sales	196,285	50.6	175,820	50.8

Gross profit	191,479	49.4	170,340	49.2
Research and development	21,336	5.5	19,939	5.7
Selling, general and administrative	121,436	31.3	112,131	32.4
Amortization	2,925	0.8	2,855	0.8
Interest expense	4,460	1.2	4,076	1.2
Other charges (income), net	(362)	(0.1)	(2,538)	(0.7)

Earnings before taxes	41,684	10.7	33,877	9.8
Provision for taxes	11,254	2.9	10,162	2.9

Net earnings	$30,430	7.8	$23,715	6.9

     Net Sales
     Net sales were $387.8 million for the three months ended March 31, 2007, compared to $346.2 million for the corresponding period in 2006. This represents an increase in U.S. dollars of 12% for the three months ended March 31, 2007. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 8% for the three months ended March 31, 2007.
     During the three months ended March 31, 2007, our net sales by geographic destination in local currencies increased by 10% in the Americas, by 4% in Europe and by 11% in Asia/Rest of World. A discussion of sales by operating segment is included below.
     As described in Note 15 to our consolidated financial statements for the year ending December 31, 2006, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which are provided under separately priced contracts, as well as sales of spare parts.
     Net sales of products increased by 12% in U.S. dollars during the three months ended March 31, 2007 compared to the corresponding period and by 8% in local currencies. Service revenue (including spare parts) increased by 11% in U.S. dollars during the three months ended March 31, 2007 compared to the corresponding period in 2006 and by 6% in local currencies.
     Net sales for our laboratory-related products increased 5% in local currencies during the three months ended March 31, 2007, with strong growth in process analytics, laboratory balances and analytical instruments.
     Net sales of our industrial-related products increased 9% in local currencies for the three months ended March 31, 2007, due to solid growth in our core industrial and product inspection products, especially x-ray, as well as strong transportation and logistics project activity.
     In our food retailing markets, net sales increased 14% in local currencies during the three months ended March 31, 2007 due to increased sales in the U.S. and Asia. Retail sales in the U.S. benefited from strong project activity and sales associated with products we have announced for phase-out. The food retailing markets also continue to experience strong growth in software solutions.
     Gross profit
     Gross profit as a percentage of net sales was 49.4% for the three months ended March 31, 2007, compared to 49.2% for the corresponding period in 2006.
     Gross profit as a percentage of net sales for products was 54.2% for the three months ended March 31, 2007, compared to 53.6% for the corresponding period in 2006. Gross profit as a percentage of net sales for services (including spare parts) was 34.2% for the three months ended March 31, 2007, compared to 35.6% for the corresponding period in 2006.
     The increase in gross profit reflects benefits from our sales volume leveraging our fixed production costs and our cost rationalization initiatives. This was offset in part by unfavorable product mix and foreign currency.
     Research and development and selling, general and administrative expenses

     Research and development expenses as a percentage of net sales were 5.5% for the three months ended March 31, 2007, compared to 5.7% for the corresponding period in 2006. Research and development expenses increased 3%, in local currencies, during the three months ended March 31, 2007, compared to the corresponding period in 2006. Our research and development spending levels reflect improved productivity and the timing of projects.
     Selling, general and administrative expenses as a percentage of net sales were 31.3% for the three months ended March 31, 2007, compared to 32.4% for the corresponding period in 2006. Selling, general and administrative expenses increased 4%, in local currencies, during the three months ended March 31, 2007, compared to the corresponding periods in 2006. This is primarily due to continued sales and marketing investments, especially in China, as well as higher performance related compensation costs, offset in part by savings from our cost reduction programs implemented during the second half of 2006.
     Interest expense, other income, net, taxes and net earnings
     Interest expense was $4.5 million for the three months ended March 31, 2007 compared to $4.1 million for the corresponding period in 2006. The increase is due to higher average borrowing rates in 2007 offset in part by reduced borrowings versus the comparable period in 2006.
     Other income, net consists primarily of interest income, as well as (gains) losses from foreign currency transactions, and other items. The decrease in other income, net of $2.2 million compared to the prior year is primarily due to lower interest income associated with the decrease in cash balances resulting from share repurchases. For the three months ended March 31, 2006, other income, net includes increased interest income associated with higher cash balances in the U.S. as a result of our foreign earnings repatriation during 2005 associated with the American Jobs Creation Act of 2004.
     The provision for taxes is based upon our projected annual effective tax rate of 27% and 30% for the three months ended March 31, 2007 and 2006, respectively.
     Net earnings were $30.4 million during the three months ended March 31, 2007 compared to net earnings of $23.7 million during the three months ended March 31, 2006. The increase in net earnings primarily reflects improved sales volume in 2007 leveraging our fixed production costs and benefits associated with the implementation of a legal reorganization that resulted in a reduction of the estimated annual effective tax rate from 30% to 27%.
     Net earnings per diluted share were $0.78 during the three months ended March 31, 2007 compared to $0.57 during the three months ended March 31, 2006, which is an increase of 37%. In addition to our improved net earnings, the increase in net earnings per diluted share also benefits from our share repurchase program.

Results of Operations – by Operating Segment
     The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 15 to our consolidated financial statements for the year ending December 31, 2006.
     U.S. Operations

	Three months ended March 31
	2007	2006	%1)
Total net sales	$151,671	$138,848	9%
Net sales to external customers	$140,681	$128,618	9%
Segment profit	$17,029	$14,538	17%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     The increase in total net sales and net sales to external customers for the three months ended March 31, 2007 reflects growth across most product lines, particularly our food retailing products due to strong project activity and sales associated with products we have announced for phase-out, as well as continued growth in our in-store retail software solutions.
     Segment profit increased $2.5 million for the three months ended March 31, 2007 compared to the corresponding period in 2006. The increase in segment profit was primarily due to increased sales volume, leveraging our fixed production costs and benefits of our cost reduction programs.
     Swiss Operations

	Three months ended March 31
	2007	2006	%1)
Total net sales	$86,289	$76,587	13%
Net sales to external customers	$23,117	$20,570	12%
Segment profit	$18,341	$15,147	21%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales and sales to external customers in local currency increased 7% for the three month period ended March 31, 2007. The increase in sales to external customers related primarily to solid growth in our laboratory-related and industrial-related products offset in part by reduced project activity in our food retailing markets. We also experienced strong export sales growth to emerging markets.
     Segment profit increased $3.2 million for the three months ended March 31, 2007 compared to the corresponding period in 2006. The increase in segment profit in 2007 is primarily due to increased sales volume, favorable product mix, and favorable currency translation fluctuations, partially offset by higher research and development expense.

     Western European Operations

	Three months ended March 31
	2007	2006	%1)
Total net sales	$154,328	$136,503	13%
Net sales to external customers	$134,234	$119,716	12%
Segment profit	$12,459	$8,958	39%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 4% in local currency for the three months ended March 31, 2007. Net sales in local currency to external customers increased 3% for the three month period compared to the corresponding period in 2006. We experienced particularly strong sales growth in our industrial and laboratory related products due to benefits from our sales and marketing initiatives as well as improved market conditions, partially offset by a decline in our food retailing products related to strong project activity in the prior year.
     Segment profit increased $3.5 million for the three months ended March 31, 2007 compared to the corresponding period in 2006. The increase in segment profit is principally a result of increased sales volume and benefits of our cost reduction programs.
     Chinese Operations

	Three months ended March 31
	2007	2006	%1)
Total net sales	$51,004	$41,257	24%
Net sales to external customers	$31,122	$24,665	26%
Segment profit	$10,529	$9,539	10%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 19% in local currency for the three months ended March 31, 2007. Net sales in local currency to external customers increased 22% for the three month period compared to the corresponding period in 2006. These increases were due to continued sales growth for all product lines, in particular industrial-related products.
     Segment profit increased $1.0 million for the three months ended March 31, 2007 compared to the corresponding period in 2006. The increase in segment profit is primarily due to the continued improvement in sales volume and our ability to leverage our fixed production costs. The increase is partially offset by continued investments in sales and marketing.
     Other

	Three months ended March 31
	2007	2006	%1)
Total net sales	$59,144	$52,682	12%
Net sales to external customers	$58,610	$52,591	11%
Segment profit	$4,855	$3,716	31%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 10% in local currency for the three months ended March 31, 2007. Net sales in local currency to external customers increased 9% for the three month period compared to the corresponding period in 2006. This performance reflects increased sales in our Eastern European, Other North American and Other Asian Pacific markets.

     Segment profit increased $1.1 million for the three months ended March 31, 2007 compared to the corresponding period in 2006. Segment profit increased during the three months ended March 31, 2007 primarily due to the strong sales volume and benefits from our cost reduction programs.
Liquidity and Capital Resources
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions.
     Cash provided by operating activities totaled $32.3 million in the three months ended March 31, 2007, compared to $19.1 million in the corresponding period in 2006. The increase in 2007 resulted principally from improved operating results and a reduction in tax payments which included a $6 million tax refund, offset in part by approximately $11 million of higher payments related to 2006 performance related compensation incentives (bonus payments) compared to the corresponding period in 2006. Operating cash flows for the three months ended March 31, 2007 and 2006 excludes excess tax benefits from share-based payment arrangements of $2.5 million and $5.6 million, respectively. These benefits have been classified as financing activities pursuant to SFAS 123R.
     We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
     Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $7.9 million for the three months ended March 31, 2007 compared to $6.0 million in the corresponding period in 2006. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.
     Senior Notes and Credit Facility Agreement
     Our short-term borrowings and long-term debt consisted of the following at March 31, 2007.

	March 31, 2007
		Other principal
	U.S. dollar	trading currencies	Total
$150m Senior notes (net of unamortized discount)	$149,595	$—	$149,595
Credit facility	—	170,229	170,229
Other local arrangements (long-term)	—	11,092	11,092

Total long-term debt	149,595	181,321	330,916
Other local arrangements (short-term)	7	12,339	12,346

Total debt	$149,602	$193,660	$343,262

     As of March 31, 2007, we had $270.1 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

     We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements.
     Share repurchase program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $900 million of equity shares. As of March 31, 2007, there were $294.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 10.4 million shares since the inception of the program through March 31, 2007.
     We spent $71.5 million and $67.9 million on the repurchase of 838,000 shares and 1,153,600 shares at an average price of $85.29 and $58.87 during the three months ended March 31, 2007 and 2006, respectively, as well as an additional $5.4 million during the three month period ended March 31, 2007 relating to the settlement of shares repurchased as of December 31, 2006. See Part II Item 2 regarding details of the share repurchase program for the three months ended March 31, 2007. The Company reissued 180,751 shares and 516,778 shares held in treasury for the exercise of stock options for the three months ended March 31, 2007 and 2006, respectively.
Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2007, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $21.5 million in the reported U.S. dollar value of the debt.
New Accounting Pronouncements
     See Note 3 to the interim consolidated financial statements.

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
     In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption, “Factors affecting our future operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2007, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     For the three months ended March 31, 2007 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	(a)	(b)	Part of Publicly	Shares that May Yet
	Total Number of	Average	Announced	Be Purchased Under
	Shares	Price Paid per	Plans or	the Plans or
	Purchased	Share	Programs	Programs
January 1 to January 31, 2007	238,000	$79.55	238,000	$346,745
February 1 to February 28, 2007	270,000	$86.84	270,000	$323,292
March 1 to March 31, 2007	330,000	$88.16	330,000	$294,192
Total	838,000	$85.29	838,000	$294,192
     The Company has a share repurchase program. Under the program the Company has been authorized to buy back up to $900 million of equity shares. As of March 31, 2007, there were $294.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The Company has purchased 10.4 million shares since the inception of the program, announced February 2004, through March 31, 2007.
     The Company spent $71.5 million and $67.9 million on the repurchase of 838,000 shares and 1,153,600 shares at an average price of $85.29 and $58.87 during the three months ended March 31, 2007 and 2006, respectively, as well as an additional $5.4 million during the three month period ended March 31, 2007, related to the settlement of shares repurchased as of December 31, 2006. The Company reissued 180,751 shares and 516,778 shares held in treasury for the exercise of stock options for the three months ended March 31, 2007 and 2006, respectively.
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

Mettler-Toledo International Inc.
Date: April 27, 2007	By:	/s/ William P. Donnelly

William P. Donnelly Group Vice President and Chief Financial Officer