Form 10-Q
period 2007-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2007-07-27
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 1-13595
Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland
and
1900 Polaris Parkway
Columbus, OH 43240

(Address of principal executive offices) (Zip Code)
+41-44-944-22-11
and
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
Large accelerated filer.  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
The Registrant had 37,179,184 shares of Common Stock outstanding at June 30, 2007.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2007 and 2006
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2007	2006
Net sales
Products	$331,420	$299,029
Service	99,124	90,128

Total net sales	430,544	389,157
Cost of sales
Products	152,829	138,275
Service	62,622	58,447

Gross profit	215,093	192,435
Research and development	22,455	20,562
Selling, general and administrative	128,855	117,576
Amortization	2,958	2,850
Interest expense	5,002	4,350
Other income, net	(384)	(2,557)

Earnings before taxes	56,207	49,654
Provision for taxes	15,176	14,897

Net earnings	$41,031	$34,757

Basic earnings per common share:
Net earnings	$1.10	$0.86
Weighted average number of common shares	37,454,360	40,535,389

Diluted earnings per common share:
Net earnings	$1.07	$0.84
Weighted average number of common and common equivalent shares	38,409,325	41,237,812
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2007 and 2006
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2007	2006
Net sales
Products	$625,812	$560,742
Service	192,495	174,575

Total net sales	818,307	735,317
Cost of sales
Products	287,636	260,113
Service	124,101	112,429

Gross profit	406,570	362,775
Research and development	43,790	40,501
Selling, general and administrative	250,290	229,707
Amortization	5,883	5,705
Interest expense	9,462	8,426
Other income, net	(746)	(5,095)

Earnings before taxes	97,891	83,531
Provision for taxes	26,430	25,059

Net earnings	$71,461	$58,472

Basic earnings per common share:
Net earnings	$1.89	$1.43
Weighted average number of common shares	37,759,922	40,793,119

Diluted earnings per common share:
Net earnings	$1.85	$1.41
Weighted average number of common and common equivalent shares	38,670,503	41,505,940
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$99,707	$151,269
Trade accounts receivable, less allowances of $7,762 at June 30, 2007 and $7,073 at December 31, 2006	300,762	306,879
Inventory	163,016	148,372
Current deferred tax assets, net	35,813	33,054
Other current assets and prepaid expenses	33,075	30,196

Total current assets	632,373	669,770
Property, plant and equipment, net	229,528	229,138
Goodwill	434,911	432,871
Other intangible assets, net	101,640	102,750
Non-current deferred tax assets, net	69,904	69,083
Other non-current assets	84,208	83,473

Total assets	$1,552,564	$1,587,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$92,936	$95,971
Accrued and other liabilities	64,587	71,209
Accrued compensation and related items	91,199	110,644
Deferred revenue and customer prepayments	63,903	41,553
Taxes payable	45,524	49,607
Current deferred tax liabilities	5,440	5,433
Short-term borrowings	15,152	9,962

Total current liabilities	378,741	384,379
Long-term debt	337,861	345,705
Non-current deferred tax liabilities	82,317	82,613
Other non-current liabilities	167,778	143,526

Total liabilities	966,697	956,223

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 37,179,184 and 38,430,124 shares at June 30, 2007 and December 31, 2006, respectively	448	448
Additional paid-in capital	538,586	528,863
Treasury stock at cost (7,606,827 shares at June 30, 2007 and 6,355,887 shares at December 31, 2006)	(497,240)	(374,819)
Retained earnings	553,417	493,691
Accumulated other comprehensive income (loss)	(9,344)	(17,321)

Total shareholders’ equity	585,867	630,862

Total liabilities and shareholders’ equity	$1,552,564	$1,587,085

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Six months ended June 30, 2007 and twelve months ended December 31, 2006
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options	305,060	—	—	18,035	(7,625)	—	10,410
Repurchases of common stock	(1,556,000)	—	—	(140,456)	—	—	(140,456)
Tax benefit resulting from exercise of certain employee stock options	—	—	5,584	—	—	—	5,584
Share-based compensation	—	—	4,139	—	—	—	4,139
Adoption of FIN 48	—	—	—	—	(4,110)	—	(4,110)
Comprehensive income:
Net earnings	—	—	—	—	71,461	—	71,461
Change in currency translation adjustment	—	—	—	—	—	6,685	6,685
Change in pension items	—	—	—	—	—	1,292	1,292

Comprehensive income (a)	—	—	—	—	—	—	79,438

Balance at June 30, 2007	37,179,184	$448	$538,586	$(497,240)	$553,417	$(9,344)	$585,867

Balance at December 31, 2005	41,404,071	$448	$457,129	$(170,325)	$417,075	$(45,325)	$659,002
Exercise of stock options and restricted stock units	1,166,612	—	—	61,388	(30,956)	—	30,432
Common stock issued as equity compensation	1,000	—	8	53	—	—	61
Repurchases of common stock	(4,141,559)	—	—	(265,935)	—	—	(265,935)
Reclassification related to treasury stock reissuances	—	—	49,960	—	(49,960)	—	—
Tax benefit resulting from exercise of certain employee stock options	—	—	13,527	—	—	—	13,527
Share-based compensation	—	—	8,239	—	—	—	8,239
Adoption of SFAS 158, net of tax	—	—	—	—	—	19,638	19,638
Comprehensive income:
Net earnings	—	—	—	—	157,532	—	157,532
Change in currency translation adjustment	—	—	—	—	—	10,570	10,570
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(2,204)	(2,204)

Comprehensive income	—	—	—	—	—	—	165,898

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862

Note:
(a) Total comprehensive income for the three months ended June 30, 2007 and 2006 was $45,565 and $33,549, respectively, and $58,852 for the six months ended June 30, 2006.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2007 and 2006
(In thousands)
(unaudited)

	June 30,	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$71,461	$58,472
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12,917	12,895
Amortization	5,883	5,705
Deferred taxes	(4,301)	(5,045)
Excess tax benefits from share-based payment arrangements	(4,643)	(7,748)
Share-based compensation	4,139	4,268
Other	105	(1,320)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	9,710	14,617
Inventory	(12,815)	(6,833)
Other current assets	(9,235)	(2,531)
Trade accounts payable	1,654	(6,950)
Taxes payable	23,040	12,854
Accruals and other	(5,032)	(6,137)

Net cash provided by operating activities	92,883	72,247

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,146	3,597
Purchase of property, plant and equipment	(16,297)	(11,799)
Acquisitions	—	(790)

Net cash used in investing activities	(15,151)	(8,992)

Cash flows from financing activities:
Proceeds from borrowings	18,605	29,729
Repayments of borrowings	(20,181)	(75,349)
Proceeds from exercise of stock options	10,454	17,467
Repurchases of common stock	(145,903)	(121,344)
Excess tax benefits from share-based payment arrangements	4,643	7,748

Net cash used in financing activities	(132,382)	(141,749)

Effect of exchange rate changes on cash and cash equivalents	3,088	682

Net decrease in cash and cash equivalents	(51,562)	(77,812)

Cash and cash equivalents:
Beginning of period	151,269	324,578

End of period	$99,707	$246,766

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2007 — Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and 2006 should be read in conjunction with the December 31, 2006 and 2005 consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
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
AT June 30, 2007 — Unaudited (Continued)
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
     Inventory consisted of the following:

	June 30,	December 31,
	2007	2006

Raw materials and parts	$85,198	$81,596
Work-in-progress	22,285	18,163
Finished goods	55,533	48,613

	$163,016	$148,372

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
     Other intangible assets consisted of the following:

	June 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$73,480	$(10,028)	$73,340	$(9,166)
Proven technology and patents	31,164	(16,348)	30,691	(15,538)
Tradename (finite life)	1,540	(602)	1,539	(550)
Tradename (indefinite life)	22,434	—	22,434	—

	$128,618	$(26,978)	$128,004	$(25,254)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.5 million for 2007 through 2010 and $4.2 million for 2011. The Company had amortization expense associated with the above intangible assets of $2.2 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $3.6 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively.
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	June 30,	June 30,
	2007	2006

Balance at beginning of period	$10,977	$10,732
Accruals for warranties	6,842	5,940
Foreign currency translation	317	357
Payments / utilizations	(6,787)	(6,306)

Balance at end of period	$11,349	$10,723

Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123R and Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payments”, applying the modified prospective method. The Company recognizes compensation expense in selling, general and administrative expense in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company had $2.1 million and $4.1 million of share-based compensation expense for the three and six months ended June 30, 2007, respectively, compared to $2.1 million and $4.3 million for the corresponding periods in 2006.
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
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
     As of June 30, 2007, no material changes in the Company’s uncertain tax positions have occurred since the adoption of FIN 48 on January 1, 2007.
     As of June 30, 2007, the major jurisdictions for which the Company is subject to examinations are Germany, Switzerland and the United States for years after 2002, France after 2003, the United Kingdom after 2004 and China after 2005.
4. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $900 million of equity shares. As of June 30, 2007, there were $225.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 11.1 million shares since the inception of the program through June 30, 2007.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The Company spent $140.5 million and $117.2 million on the repurchase of 1,556,000 shares and 1,941,900 shares at an average price of $90.24 and $60.32 during the six months ended June 30, 2007 and 2006, respectively. An additional $5.4 million and $4.2 million were cash settled during the six month periods ended June 30, 2007 and 2006, respectively, relating to the settlement of a liability for shares repurchased as of December 31, 2006 and 2005. The Company reissued 305,060 shares and 766,259 shares held in treasury for the exercise of stock options for the six months ended June 30, 2007 and 2006, respectively.
5. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, relating to outstanding stock options and restricted stock units:

	2007	2006

Three months ended	954,965	702,423
Six months ended	910,582	712,821
     Outstanding options to purchase 3,000 and 451,000 shares of common stock for the three month periods ended June 30, 2007 and 2006, respectively, and options to purchase 177,850 and 451,000 shares of common stock for the six month periods ended June 30, 2007 and 2006, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares on the grounds that such options and restricted stock units would be anti-dilutive.
6. NET PERIODIC BENEFIT COST
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006	2007	2006

Service cost, net	$170	$165	$3,992	$3,507	$101	$64
Interest cost on projected benefit obligations	1,590	1,557	4,692	4,157	331	330
Expected return on plan assets	(2,072)	(2,012)	(6,724)	(5,961)	—	—
Net amortization and deferral	—	—	—	—	(239)	(240)
Actuarial losses (gains)	515	646	209	278	—	—

Net periodic pension cost	$203	$356	$2,169	$1,981	$193	$154

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006	2007	2006

Service cost, net	$340	$330	$7,925	$6,887	$203	$127
Interest cost on projected benefit obligations	3,179	3,114	9,302	8,091	661	661
Expected return on plan assets	(4,145)	(4,024)	(13,363)	(11,680)	—	—
Net amortization and deferral	—	—	—	—	(479)	(480)
Actuarial losses (gains)	1,029	1,292	409	348	—	—

Net periodic pension cost	$403	$712	$4,273	$3,646	$385	$308

     As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company expects to make normal employer contributions of approximately $9.2 million to its non-U.S. pension plans and $2.3 million to its U.S. post-retirement medical plan during the year ended December 31, 2007.
7. OTHER INCOME, NET
     Other income, net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
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
     The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring, before amortization, interest expense and other income, net and taxes).

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2007	Customers	Segments	Sales	Profit	Goodwill

U.S. Operations	$153,638	$13,644	$167,282	$28,159	$272,282
Swiss Operations	24,905	66,341	91,246	16,763	23,703
Western European Operations	149,618	19,390	169,008	13,656	119,004
Chinese Operations	38,912	22,406	61,318	13,526	1,896
Other (a)	63,471	1,193	64,664	4,625	18,026
Eliminations and Corporate (b)	—	(122,974)	(122,974)	(12,946)	—

Total	$430,544	$—	$430,544	$63,783	$434,911

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2007	Customers	Segments	Sales	Profit

U.S. Operations	$294,318	$24,634	$318,952	$45,188
Swiss Operations	48,022	129,513	177,535	35,104
Western European Operations	283,852	39,484	323,336	26,115
Chinese Operations	70,034	42,288	112,322	24,055
Other (a)	122,081	1,727	123,808	9,480
Eliminations and Corporate (b)	—	(237,646)	(237,646)	(27,452)

Total	$818,307	$—	$818,307	$112,490

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2006	Customers	Segments	Sales	Profit	Goodwill

U.S. Operations	$148,351	$13,536	$161,887	$25,785	$272,788
Swiss Operations	23,654	57,846	81,500	15,208	23,523
Western European Operations	129,791	18,190	147,981	10,939	112,679
Chinese Operations	31,216	18,554	49,770	11,494	1,843
Other (a)	56,145	0	56,145	4,347	17,918
Eliminations and Corporate (b)	—	(108,126)	(108,126)	(13,476)	—

Total	$389,157	$—	$389,157	$54,297	$428,751

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2006	Customers	Segments	Sales	Profit

U.S. Operations	$276,969	$23,766	$300,735	$40,323
Swiss Operations	44,224	113,863	158,087	30,355
Western European Operations	249,507	34,977	284,484	19,897
Chinese Operations	55,881	35,146	91,027	21,033
Other (a)	108,736	0	108,736	8,063
Eliminations and Corporate (b)	—	(207,752)	(207,752)	(27,104)

Total	$735,317	$—	$735,317	$92,567

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company’s reportable operating segments.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company’s operating segments.
     A reconciliation of Earnings before taxes to Segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006

Earnings before taxes	$56,207	$49,654	$97,891	$83,531
Amortization	2,958	2,850	5,883	5,705
Interest expense	5,002	4,350	9,462	8,426
Other income, net	(384)	(2,557)	(746)	(5,095)

Segment profit	$63,783	$54,297	$112,490	$92,567

9. RELATED PARTY TRANSACTIONS
     As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner and General Manager of Rainin. During the three and six months ended June 30, 2007 and 2006, the Company made lease payments in respect of this agreement of $0.6 million and $0.7 million, respectively and $1.2 and $1.3 million, respectively. All of the Company’s transactions with the former owner of Rainin were in the normal course of business.
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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
Results of Operations — Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%

Net sales	$430,544	100.0	$389,157	100.0	$818,307	100.0	$735,317	100.0
Cost of sales	215,451	50.0	196,722	50.6	411,737	50.3	372,542	50.7

Gross profit	215,093	50.0	192,435	49.4	406,570	49.7	362,775	49.3
Research and development	22,455	5.2	20,562	5.3	43,790	5.4	40,501	5.5
Selling, general and administrative (a)	128,855	29.9	117,576	30.2	250,290	30.6	229,707	31.2
Amortization	2,958	0.7	2,850	0.7	5,883	0.7	5,705	0.8
Interest expense	5,002	1.2	4,350	1.1	9,462	1.1	8,426	1.1
Other income, net	(384)	(0.1)	(2,557)	(0.7)	(746)	(0.1)	(5,095)	(0.7)

Earnings before taxes	56,207	13.1	49,654	12.8	97,891	12.0	83,531	11.4
Provision for taxes	15,176	3.6	14,897	3.9	26,430	3.3	25,059	3.4

Net earnings	$41,031	9.5	$34,757	8.9	$71,461	8.7	$58,472	8.0

     Net sales
     Net sales were $430.5 million and $818.3 million for the three and six months ended June 30, 2007, compared to $389.2 million and $735.3 million for the corresponding periods in 2006. This represents an increase in U.S. dollars of 11% for the three and six months ended June 30, 2007. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 7% for the three and six months ended June 30, 2007.
     During the three and six months ended June 30, 2007, our net sales by geographic destination in local currencies increased by 4% and 7% in the Americas, by 7% and 5% in Europe and by 14% and 12% in Asia/Rest of World. A discussion of sales by operating segment is included below.
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
     Net sales of products increased in U.S. dollars by 11% and 12% during the three and six months ended June 30, 2007, respectively, compared to the corresponding period and by 7% and 8% respectively in local currencies. Service revenue (including spare parts) increased in U.S. dollars by 10% during the three and six months ended June 30, 2007, respectively, compared to the corresponding periods and by 6% respectively in local currencies.
     Net sales for our laboratory-related products increased 6% in local currencies during the three and six months ended June 30, 2007, principally driven by growth across most product categories, especially in analytical instruments and laboratory balances.
     Net sales of our industrial-related products increased 11% and 10% in local currencies for the three and six months ended June 30, 2007, particularly due to growth in our core industrial products and product inspection products, as well as strong transportation and logistics project activity during the six months ended June 30, 2007.
     In our food retailing markets, net sales decreased 4% and increased 4% in local currencies during the three and six months ended June 30, 2007, respectively. The year-to-date sales increase is primarily due to increased sales in Asia while retail sales in the U.S. benefited from sales associated with products we have announced for phase-out. The sales decrease for the three months ended June 30, 2007 is primarily related to difficult comparisons associated with strong project activity in the Americas and Europe during 2006.
     Gross profit
     Gross profit as a percentage of net sales was 50.0% and 49.7% for the three and six months ended June 30, 2007, compared to 49.4% and 49.3% for the corresponding periods in 2006.
     Gross profit as a percentage of net sales for products was 53.9% and 54.0% for the three and six months ended June 30, 2007, respectively, compared to 53.8% and 53.6% for the corresponding periods in 2006.
     Gross profit as a percentage of net sales for services (including spare parts) was 36.8% and 35.5% for the three and six months ended June 30, 2007, respectively, compared to 35.2% and 35.6% for the corresponding periods in 2006.
     The increase in gross profit reflects several factors, including increased sales volume leveraging our fixed production costs as well as our cost rationalization initiatives. These benefits are partly offset by unfavorable sales mix, foreign currency and increased steel prices.
     Research and development and selling, general and administrative expenses
     Research and development expenses increased 7% and 5%, in local currencies, during the three and six months ended June 30, 2007, respectively, compared to the corresponding periods in 2006. Our research and development spending levels reflect the timing of projects.
     Selling, general and administrative expenses increased 6% and 5%, in local currencies, during the three and six months ended June 30, 2007, respectively, compared to the corresponding periods in 2006. This is primarily due to continued sales and marketing investments, especially in

China and other emerging market countries, as well as higher performance-related compensation costs. These increases are partly offset by savings from our cost reduction programs implemented during the second half of 2006.
     Interest expense, other income, net, taxes and net earnings
     Interest expense was $5.0 million and $9.5 million for the three and six months ended June 30, 2007, respectively, and $4.4 million and $8.4 million for the corresponding periods in 2006. The increase is due to higher average borrowing rates in 2007 offset in part by reduced borrowings in the comparable period in 2006.
     Other income, net consists primarily of interest income, as well as (gains) losses from foreign currency transactions, and other items. The decrease in other income, net for the three and six months ended June 30, 2007 compared to the prior year is due to lower interest income associated with the decrease in cash balances resulting from share repurchases. For the three and six months ended June 30, 2006, other income, net includes increased interest income associated with higher cash balances in the U.S. as a result of our foreign earnings repatriation during 2005 associated with the American Jobs Creation Act of 2004.
     The provision for taxes is based upon our projected annual effective tax rate of 27% and 30% for the three and six months ended June 30, 2007 and 2006, respectively.
     Net earnings were $41.0 million and $71.5 million during the three and six months ended June 30, 2007, respectively, compared to net earnings of $34.8 million and $58.5 million during the corresponding periods in 2006. The increase in net earnings primarily reflects improved sales volume in 2007 leveraging our fixed production costs and benefits associated with the implementation of a legal reorganization that resulted in a reduction of the estimated annual effective tax rate from 30% to 27%.
     Net earnings per diluted share were $1.07 and $1.85 during the three and six months ended June 30, 2007 compared to $0.84 and $1.41 during the three and six months ended June 30, 2006 which is an increase of 27% and 31%, respectively. In addition to our improved net earnings, the increase in net earnings per diluted share also benefits from our share repurchase program.
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
     U.S. Operations

	Three months ended June 30			Six months ended June 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$167,282	$161,887	3%	$318,952	$300,735	6%
Net sales to external customers	$153,638	$148,351	4%	$294,318	$276,969	6%
Segment profit	$28,159	$25,785	9%	$45,188	$40,323	12%
1) Represents U.S. dollar growth (decline) for net sales and segment profit.

     The increase in total net sales and net sales to external customers for the three and six months ended June 30, 2007 reflects growth across most product lines, particularly our industrial and product inspection products. The six months ended June 30, 2007 also reflects growth in our food retailing products due to sales associated with products we have announced for phase-out.
     Segment profit increased $2.4 million and $4.9 million for the three and six month periods ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The increase in segment profit was primarily due to increased sales volume, leveraging our fixed production costs and benefits of our cost reduction programs. Segment profit also benefited from the resolution of two legal matters, which were partially offset by a loss on the sale of our SFC (Supercritical Fluid Chromatography) product line within our laboratory-related products.
     Swiss Operations

	Three months ended June 30			Six months ended June 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$91,246	$81,500	12%	$177,535	$158,087	12%
Net sales to external customers	$24,905	$23,654	5%	$48,022	$44,224	9%
Segment profit	$16,763	$15,208	10%	$35,104	$30,355	16%
1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 10% and 8% for the three and six month periods ended June 30, 2007. Net sales to external customers in local currency increased 3% and 5% for the same periods versus the prior year comparable period. The increase in sales to external customers related primarily to solid growth in our laboratory-related products offset in part by reduced project activity in our food retailing markets. We also experienced strong export sales growth to emerging markets.
     Segment profit increased $1.6 million and $4.7 million for the three and six month periods ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The increase in segment profit in 2007 is primarily due to increased sales volume, favorable product mix, and favorable currency translation fluctuations, partially offset by increased research and development investments.
     Western European Operations

	Three months ended June 30			Six months ended June 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$169,008	$147,981	14%	$323,336	$284,484	14%
Net sales to external customers	$149,618	$129,791	15%	$283,852	$249,507	14%
Segment profit	$13,656	$10,939	25%	$26,115	$19,897	31%
1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 7% and 5% in local currency for the three and six months ended June 30, 2007. Net sales in local currency to external customers increased 7% and 5% for the three and six month periods compared to the corresponding periods in 2006 primarily due to strong sales growth in our industrial and laboratory-related products due to benefits from our sales and marketing initiatives as well as improved market conditions, offset in part by a decline in food retailing products related to strong project activity in the prior year.

     Segment profit increased $2.7 million and $6.2 million for the three and six month periods ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The increase in segment profit is principally a result of increased sales volume leveraging our fixed production costs, favorable currency translation fluctuations and benefits of our cost reduction programs, partially offset by charges associated with cost reduction initiatives.
     Chinese Operations

	Three months ended June 30			Six months ended June 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$61,318	$49,770	23%	$112,322	$91,027	23%
Net sales to external customers	$38,912	$31,216	25%	$70,034	$55,881	25%
Segment profit	$13,526	$11,494	18%	$24,055	$21,033	14%
1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 18% and 19% and net sales to external customers increased 19% and 20% for the three and six months ended June 30, 2007 as compared to the corresponding periods in 2006. These increases were due to continued sales growth for all product lines, in particular industrial related products
     Segment profit increased $2.0 million and $3.0 million for the three and six month periods ended June 30, 2007, respectively, compared to the corresponding periods in 2006. The increase in segment profit is primarily due to the continued improvement in sales volume, partially offset by continued investments in sales and marketing.
     Other

	Three months ended June 30			Six months ended June 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$64,664	$56,145	15%	$123,808	$108,736	14%
Net sales to external customers	$63,471	$56,145	13%	$122,081	$108,736	12%
Segment profit	$4,625	$4,347	6%	$9,480	$8,063	18%
1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 11% and 10% and net sales to external customers increased 9% in local currency for the three and six months ended June 30, 2007 compared to the previous year comparable periods. This performance reflects increased sales in our Other Asian Pacific, Eastern European and Other North American markets.
     Segment profit increased $0.3 million and $1.4 million for the three and six months ended June 30, 2007 primarily due to the strong sales volume and benefits from our cost reduction programs, partially offset by costs associated with a contractual termination.
Liquidity and Capital Resources
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions.

     Cash provided by operating activities totaled $92.9 million in the six months ended June 30, 2007, compared to $72.2 million in the corresponding period in 2006. The increase in 2007 resulted principally from improved operating results and a reduction in tax payments which included a $6 million tax refund, offset in part by approximately $11 million of higher payments related to 2006 performance related compensation incentives (bonus payments) compared to the corresponding period in 2006. Operating cash flows for the six months ended June 30, 2007 and 2006 excludes excess tax benefits from share-based payment arrangements of $4.6 million and $7.7 million, respectively. These benefits have been classified as financing activities pursuant to SFAS 123R.
     We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
     Capital expenditures are a significant use of funds and are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $16.3 million for the six months ended June 30, 2007 compared to $11.8 million in the corresponding period in 2006. The increase in our capital expenditures is particularly related to investments associated with our new Chinese facility. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.
     Senior Notes and Credit Facility Agreement
     Our short-term borrowings and long-term debt consisted of the following at June 30, 2007.

	June 30, 2007
		Other principal
	U.S. dollar	trading currencies	Total
$150m Senior notes (net of unamortized discount)	$149,134	$—	$149,134
Credit facility	22,835	155,148	177,983
Other local arrangements (long-term)	—	10,744	10,744

Total long-term debt	171,969	165,892	337,861
Other local arrangements (short-term)	—	15,152	15,152

Total debt	$171,969	$181,044	$353,013

     As of June 30, 2007, we had $262.5 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
     We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements.
     Share repurchase program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $900 million of equity shares. As of June 30, 2007, there were $225.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 11.1 million shares since the inception of the program through June 30, 2007.
     We spent $140.5 million and $117.2 million on the repurchase of 1,556,000 shares and 1,941,900 shares at an average price of $90.24 and $60.32 during the six months ended June 30, 2007 and 2006, respectively, as well as an additional $5.4 million and $4.2 million during the six month periods ended June 30, 2007 and 2006, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2006 and 2005. See Part II Item 2 regarding details of the share repurchase program for the three months ended June 30, 2007. The Company reissued 305,060 shares and 766,259 shares held in treasury for the exercise of stock options for the six months ended June 30, 2007 and 2006, respectively.
Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the Euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the Euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the Euro would result in a decrease in our earnings before tax of approximately $1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2007, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $20.1 million in the reported U.S. dollar value of the debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2007, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     For the six months ended June 30, 2007 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
			Shares	Approximate Dollar
			Purchased as	Value) of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
	Shares Purchased	per Share	Programs	Plans or Programs

April 1 to April 30, 2007	290,000	$92.62	290,000	$267,326
May 1 to May 31, 2007	220,000	$98.88	220,000	$245,567
June 1 to June 30, 2007	208,000	$97.75	208,000	$225,228
Total	718,000	$96.02	718,000	$225,228
     The Company has a share repurchase program. Under the program the Company has been authorized to buy back up to $900 million of equity shares. As of June 30, 2007, there were $225.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The Company has purchased 11.1 million shares since the inception of the program, announced February 2004, through June 30, 2007.
     The Company spent $140.5 million and $117.2 million on the repurchase of 1,556,000 shares and 1,941,900 shares at an average price of $90.24 and $60.32 during the six months ended June 30, 2007 and 2006, respectively, as well as an additional $5.4 million and $4.2 million during the six month periods ended June 30, 2007 and 2006, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2006 and 2005. The Company reissued 305,060 shares and 766,259 shares held in treasury for the exercise of stock options for the six months ended June 30, 2007 and 2006, respectively.
     Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders.
     The Mettler-Toledo International Inc. annual meeting of stockholders was held on April 26, 2007. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors and the ratification of the appointment of the company’s independent auditors.
     As of the record date of February 28, 2007 there were 38,041,465 shares of common stock entitled to vote at the meeting. The holders of 35,796,163 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

		Withheld
Matter	For	or Against	Abstained
Election of Directors
Robert F. Spoerry	35,197,214	581,090	17,859
Wah-Hui Chu	35,642,123	133,498	20,542
Francis A. Contino	35,640,167	135,185	20,811
John T. Dickson	35,644,666	135,637	15,860
Philip H. Geier	33,488,251	951,433	1,356,479
Hans Ulrich Maerki	35,639,301	140,783	16,079
George M. Milne	35,644,366	135,731	16,066
Thomas P. Salice	35,166,704	608,710	20,749

Appointment of Independent Auditors	35,274,824	503,655	17,682

Item 5. Other information. None

Item 6. Exhibits.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: July 27, 2007	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer