Form 10-Q
period 2007-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2007-11-02
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 36,058,608 shares of Common Stock outstanding at September 30, 2007.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2007 and 2006
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2007	2006
Net sales
Products	$341,436	$307,143
Service	101,164	90,175

Total net sales	442,600	397,318
Cost of sales
Products	159,176	146,763
Service	64,415	56,498

Gross profit	219,009	194,057
Research and development	22,699	20,478
Selling, general and administrative	129,520	117,762
Amortization	2,825	2,793
Interest expense	5,515	4,409
Other charges (income), net	58	(1,441)

Earnings before taxes	58,392	50,056
Provision for taxes	14,620	3,016

Net earnings	$43,772	$47,040

Basic earnings per common share:
Net earnings	$1.19	$1.18
Weighted average number of common shares	36,650,215	39,795,452

Diluted earnings per common share:
Net earnings	$1.16	$1.16
Weighted average number of common and common equivalent shares	37,597,020	40,455,687
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2007 and 2006
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2007	2006
Net sales
Products	$967,248	$867,885
Service	293,659	264,750

Total net sales	1,260,907	1,132,635
Cost of sales
Products	446,812	407,776
Service	188,516	168,027

Gross profit	625,579	556,832
Research and development	66,489	60,979
Selling, general and administrative	379,810	347,469
Amortization	8,708	8,498
Interest expense	14,977	12,835
Other income, net	(688)	(6,536)

Earnings before taxes	156,283	133,587
Provision for taxes	41,050	28,075

Net earnings	$115,233	$105,512

Basic earnings per common share:
Net earnings	$3.08	$2.61
Weighted average number of common shares	37,390,019	40,460,563

Diluted earnings per common share:
Net earnings	$3.01	$2.56
Weighted average number of common and common equivalent shares	38,312,676	41,155,856
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$75,385	$151,269
Trade accounts receivable, less allowances of $9,531 at September 30, 2007 and $7,073 at December 31, 2006	299,906	306,879
Inventory	171,294	148,372
Current deferred tax assets, net	37,909	33,054
Other current assets and prepaid expenses	34,610	30,196

Total current assets	619,104	669,770
Property, plant and equipment, net	237,140	229,138
Goodwill	438,714	432,871
Other intangible assets, net	100,830	102,750
Non-current deferred tax assets, net	71,913	69,083
Other non-current assets	89,975	83,473
Total assets	$1,557,676	$1,587,085

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$95,942	$95,971
Accrued and other liabilities	67,739	71,209
Accrued compensation and related items	109,826	110,644
Deferred revenue and customer prepayments	57,733	41,553
Taxes payable	55,994	49,607
Current deferred tax liabilities	6,361	5,433
Short-term borrowings	12,512	9,962

Total current liabilities	406,107	384,379
Long-term debt	359,290	345,705
Non-current deferred tax liabilities	84,305	82,613
Other non-current liabilities	173,980	143,526

Total liabilities	1,023,682	956,223
Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,0000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 36,058,608 and 38,430,124 shares at September 30, 2007 and December 31, 2006, respectively	448	448
Additional paid-in capital	541,326	528,863
Treasury stock at cost (8,727,403 shares at September 31, 2007 and 6,355,887 shares at December 31, 2006)	(603,679)	(374,819)
Retained earnings	595,968	493,691
Accumulated other comprehensive income (loss)	(69)	(17,321)

Total shareholders’ equity	533,994	630,862

Total liabilities and shareholders’ equity	$1,557,676	$1,587,085

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Nine months ended September 30, 2007 and twelve months ended December 31, 2006
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options	339,015	—	—	20,198	(8,711)	—	11,487
Repurchases of common stock	(2,710,531)	—	—	(249,058)	—	—	(249,058)
Tax benefit resulting from exercise of certain employee stock options	—	—	6,277	—	—	—	6,277
Share-based compensation	—	—	6,186	—	—	—	6,186
Adoption of FIN 48	—	—	—	—	(4,245)	—	(4,245)
Comprehensive income:
Net earnings	—	—	—	—	115,233	—	115,233
Change in currency translation adjustment	—	—	—	—	—	15,497	15,497
Change in pension items	—	—	—	—	—	1,755	1,755

Comprehensive income	—	—	—	—	—	—	132,485

Balance at September 30, 2007	36,058,608	$448	$541,326	$(603,679)	$595,968	$(69)	$533,994

Balance at December 31, 2005	41,404,071	$448	$457,129	$(170,325)	$417,075	$(45,325)	$659,002
Exercise of stock options and restricted stock units	1,166,612	—	—	61,388	(30,956)	—	30,432
Common stock issued as equity compensation	1,000	—	8	53	—	—	61
Repurchases of common stock	(4,141,559)	—	—	(265,935)	—	—	(265,935)
Reclassification related to treasury stock reissuances	—	—	49,960	—	(49,960)	—	—
Tax benefit resulting from exercise of certain employee stock options	—	—	13,527	—	—	—	13,527
Share-based compensation	—	—	8,239	—	—	—	8,239
Adoption of SFAS 158, net of tax	—	—	—	—	—	19,638	19,638
Comprehensive income:
Net earnings	—	—	—	—	157,532	—	157,532
Change in currency translation adjustment	—	—	—	—	—	10,570	10,570
Minimum pension liability adjustment, net of tax						(2,204)	(2,204)

Comprehensive income	—	—	—	—	—	—	165,898

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2007 and 2006
(In thousands)
(unaudited)

	September 30,	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$115,233	$105,512
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,501	19,317
Amortization	8,708	8,498
Deferred taxes	(6,654)	(6,594)
Excess tax benefits from share-based payment arrangements	(5,223)	(8,160)
Share-based compensation	6,186	6,278
Other	(656)	(1,231)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	19,301	11,119
Inventory	(15,654)	(4,067)
Other current assets	(8,981)	(3,996)
Trade accounts payable	2,413	(4,753)
Taxes payable	30,953	13,873
Accruals and other	3,959	3,920

Net cash provided by operating activities	169,086	139,716

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3,398	4,036
Purchase of property, plant and equipment	(24,826)	(20,607)
Acquisitions	(106)	(790)

Net cash used in investing activities	(21,534)	(17,361)

Cash flows from financing activities:
Proceeds from borrowings	104,312	51,873
Repayments of borrowings	(95,014)	(149,605)
Proceeds from exercise of stock options	11,530	22,532
Repurchases of common stock	(254,506)	(186,616)
Excess tax benefits from share-based payment arrangements	5,223	8,160

Net cash used in financing activities	(228,455)	(253,656)

Effect of exchange rate changes on cash and cash equivalents	5,019	2,081

Net decrease in cash and cash equivalents	(75,884)	(129,220)

Cash and cash equivalents:
Beginning of period	151,269	324,578

End of period	$75,385	$195,358

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2007 — Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all of the Company’s wholly owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006 should be read in conjunction with the December 31, 2006 and 2005 consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
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
At September 30, 2007 — Unaudited (Continued)
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
     Inventory consisted of the following:

	September 30,	December 31,
	2007	2006
Raw materials and parts	$85,384	$81,596
Work-in-progress	23,489	18,163
Finished goods	62,421	48,613

	$171,294	$148,372

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
     Other intangible assets consisted of the following:

	September 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$73,862	$(10,753)	$73,340	$(9,166)
Proven technology and patents	31,653	(17,327)	30,691	(15,538)
Tradename (finite life)	1,589	(628)	1,539	(550)
Tradename (indefinite life)	22,434	—	22,434	—

	$129,538	$(28,708)	$128,004	$(25,254)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.5 million for 2007 through 2010 and $4.3 million for 2011. The Company had amortization expense associated with the above intangible assets of $3.4 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.3 million and $5.1 million for the nine months ended September 30, 2007 and 2006, respectively.
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	September 30,	September 30,
	2007	2006
Balance at beginning of period	$10,977	$10,732
Accruals for warranties	9,951	9,301
Foreign currency translation	618	411
Payments / utilizations	(9,881)	(9,856)

Balance at end of period	$11,665	$10,588

Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS 123R and Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payments”, applying the modified prospective method. The Company recognizes compensation expense in selling, general and administrative expense in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company had $2.0 million and $6.2 million of share-based compensation expense for the three and nine months ended September 30, 2007, respectively, compared to $2.0 million and $6.3 million for the corresponding periods in 2006.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2007 — Unaudited (Continued)
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
     The Company believes it is reasonably possible that the unrecognized tax benefit balance could change over the next 12 months, primarily relating to potential disputes raised by taxing authorities over income and expense recognition. An estimate of the range of these increases cannot currently be made. However, the Company does not expect that it would have a material impact on its statements of operations, balance sheet or cash flows.
     As of September 30, 2007, no material changes in the Company’s uncertain tax positions have occurred since the adoption of FIN 48 on January 1, 2007.
     As of September 30, 2007, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2002, France and the United States after 2003, Switzerland and the United Kingdom after 2004 and China after 2005.
     The provision for taxes is based upon our projected annual effective tax rate of 27% for the three and nine months ended September 30, 2007 and 2006. During the third quarter of 2007, the Company recorded certain discrete tax items which resulted in a net tax benefit of $1.1 million. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily due to a tax law change in Germany. The net impact of the items described above decreased the effective tax rate to 25.0% and 26.3% for the three and nine months ended September 30, 2007, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     During the third quarter of 2006, the Company implemented a legal reorganization that resulted in a reduction of the estimated annual effective tax rate before discrete items from 30% to approximately 27%. In addition to the change in the Company’s estimated annual effective tax rate, the Company recorded four discrete tax items during the third quarter of 2006: a charge of $10.5 million related to the establishment of a valuation allowance on foreign tax credit carryforwards, a benefit of $13.4 million associated with a reduction of a liability previously established for estimated costs to repatriate unremitted earnings of foreign subsidiaries, a favorable tax law change resulting in a benefit of $5.1 million and a cumulative tax benefit adjustment of $2.5 million, associated with the six months ended June 30, 2006, for the estimated annual effective tax rate change described above. The net impact of the items described above decreased the effective tax rate to 6.0% and 21.0% for the three and nine months ended September 30, 2006, respectively.
4.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $900 million of equity shares. As of September 30, 2007, there were $116.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 12.3 million shares since the inception of the program through September 30, 2007.
     The Company spent $249.1 million and $182.4 million on the repurchase of 2,710,531 shares and 3,008,300 shares at an average price per share of $91.86 and $60.62 during the nine months ended September 30, 2007 and 2006, respectively. An additional $5.4 million and $4.2 million were cash settled during the nine month periods ended September 30, 2007 and 2006, respectively, relating to the settlement of a liability for shares repurchased as of December 31, 2006 and 2005. The Company reissued 339,015 shares and 896,899 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2007 and 2006, respectively.
5.	EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, relating to outstanding stock options and restricted stock units:

	2007	2006
Three months ended	946,805	660,235
Nine months ended	922,656	695,292

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Outstanding options to purchase 3,000 and 426,000 shares of common stock for the three month periods ended September 30, 2007 and 2006, respectively, and options to purchase 119,567 and 434,333 shares of common stock for the nine month periods ended September 30, 2007 and 2006, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options would be anti-dilutive.
6. NET PERIODIC BENEFIT COST
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost, net	$170	$165	$4,072	$3,606	$101	$63
Interest cost on projected benefit obligations	1,590	1,557	4,784	4,175	331	330
Expected return on plan assets	(2,072)	(2,011)	(6,910)	(6,012)	—	—
Net amortization and deferral	—	—	—	—	(239)	(240)
Recognition of actuarial losses (gains)	515	645	223	140	—	—

Net periodic pension cost	$203	$356	$2,169	$1,909	$193	$153

     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-Retirement Benefits
	2007	2006	2007	2006	2007	2006
Service cost, net	$509	$495	$11,997	$10,568	$304	$190
Interest cost on projected benefit obligations	4,769	4,671	14,086	12,266	992	991
Expected return on plan assets	(6,217)	(6,035)	(20,273)	(17,692)	—	—
Net amortization and deferral	—	—	—	—	(718)	(719)
Recognition of actuarial losses (gains)	1,544	1,937	632	413	—	—

Net periodic pension cost	$605	$1,068	$6,442	$5,555	$578	$462

     As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006, the Company expects to make normal employer contributions of approximately $9.2 million to its non-U.S. pension plans and $2.3 million to its U.S. post-retirement medical plan during the year ended December 31, 2007.
7. OTHER CHARGES (INCOME), NET
     Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2007 — Unaudited (Continued)
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
     The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring, before amortization, interest expense and other charges (income) and taxes).
     The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2007	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$155,425	$13,060	$168,485	$27,901	$272,439
Swiss Operations	26,942	67,446	94,388	20,696	24,511
Western European Operations	144,056	19,618	163,674	11,402	121,520
Chinese Operations	45,476	22,415	67,891	15,079	1,918
Other (a)	70,701	798	71,499	7,229	18,326
Eliminations and Corporate (b)	—	(123,337)	(123,337)	(15,517)	—

Total	$442,600	$—	$442,600	$66,790	$438,714

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2007	Customers	Segments	Sales	Profit
U.S. Operations	$449,743	$37,694	$487,437	$73,089
Swiss Operations	74,964	196,959	271,923	55,800
Western European Operations	427,908	59,102	487,010	37,517
Chinese Operations	115,510	64,703	180,213	39,134
Other (a)	192,782	2,525	195,307	16,709
Eliminations and Corporate (b)	—	(360,983)	(360,983)	(42,969)

Total	$1,260,907	$—	$1,260,907	$179,280

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2006	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$149,232	$11,296	$160,528	$21,906	$272,811
Swiss Operations	23,910	59,916	83,826	16,400	23,507
Western European Operations	127,669	19,319	146,988	10,928	115,028
Chinese Operations	35,552	16,453	52,005	11,502	1,844
Other (a)	60,955	122	61,077	5,729	17,957
Eliminations and Corporate (b)	—	(107,106)	(107,106)	(10,648)	—

Total	$397,318	$—	$397,318	$55,817	$431,147

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2006	Customers	Segments	Sales	Profit
U.S. Operations	$426,200	$35,062	$461,262	$62,228
Swiss Operations	68,134	173,779	241,913	46,755
Western European Operations	377,176	54,296	431,472	30,825
Chinese Operations	91,434	51,598	143,032	32,535
Other (a)	169,691	56	169,747	13,792
Eliminations and Corporate (b)	—	(314,791)	(314,791)	(37,751)

Total	$1,132,635	$—	$1,132,635	$148,384

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company’s reportable operating segments.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company’s operating segments.
     A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Earnings before taxes	$58,392	$50,056	$156,283	$133,587
Amortization	2,825	2,793	8,708	8,498
Interest expense	5,515	4,409	14,977	12,835
Other charges (income), net	58	(1,441)	(688)	(6,536)

Segment profit	$66,790	$55,817	$179,280	$148,384

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2007 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
9. RELATED PARTY TRANSACTIONS
     As part of the Rainin acquisition, the Company entered into an agreement to lease certain property from the former owner of Rainin. The Company made lease payments in respect of this agreement of $0.7 million and $0.6 million during the three months ended September 30, 2007 and 2006, respectively, and $1.9 million for both of the nine month periods ended September 30, 2007 and 2006. All of the Company’s transactions with the former owner of Rainin were in the normal course of business.
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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.
Results of Operations — Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%

Net sales	$442,600	100.0	$397,318	100.0	$1,260,907	100.0	$1,132,635	100.0
Cost of sales	223,591	50.5	203,261	51.2	635,328	50.4	575,803	50.8

Gross profit	219,009	49.5	194,057	48.8	625,579	49.6	556,832	49.2
Research and development	22,699	5.1	20,478	5.2	66,489	5.3	60,979	5.4
Selling, general and administrative	129,520	29.3	117,762	29.6	379,810	30.1	347,469	30.7
Amortization	2,825	0.6	2,793	0.7	8,708	0.7	8,498	0.8
Interest expense	5,515	1.3	4,409	1.1	14,977	1.2	12,835	1.1
Other charges (income), net	58	0.0	(1,441)	(0.4)	(688)	(0.1)	(6,536)	(0.6)

Earnings before taxes	58,392	13.2	50,056	12.6	156,283	12.4	133,587	11.8
Provision for taxes (a)	14,620	3.3	3,016	0.8	41,050	3.3	28,075	2.5

Net earnings	$43,772	9.9	$47,040	11.8	$115,233	9.1	$105,512	9.3

Notes:

(a)	Includes $1.1 million of discrete tax items for the three and nine months ended September 30, 2007. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily related to a tax law change in Germany.

The three and nine months ended September 30, 2006 include net tax benefits related to a legal reorganization that resulted in a reduction of the estimated annual effective tax rate from 30% to 27% and $10.5 and $8.0 million of discrete tax items, respectively. The discrete items for the nine months ended September 30, 2006 include a benefit of $2.9 million, net, associated with the legal reorganization and a benefit of $5.1 million from a favorable tax law change. The three months ended September 30, 2006 also include a cumulative tax benefit adjustment of $2.5 million related to the tax rate change associated with the six month period ended June 30, 2006.

Net sales
     Net sales were $442.6 million and $1,260.9 million for the three and nine months ended September 30, 2007, compared to $397.3 million and $1,132.6 million for the corresponding periods in 2006. This represents an increase in U.S. dollars of 11% for the three and nine months ended September 30, 2007. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 7% for the three and nine months ended September 30, 2007.
     During the three and nine months ended September 30, 2007, our net sales by geographic destination in local currencies increased by 4% and 6% in the Americas, by 5% in both periods in Europe and by 18% and 14% in Asia/Rest of World. A discussion of sales by operating segment is included below.
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
     Net sales of products increased in U.S. dollars by 11% during the three and nine months ended September 30, 2007, respectively, compared to the corresponding period and by 7% respectively in local currencies. Service revenue (including spare parts) increased in U.S. dollars by 12% and 11% during the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods and by 8% and 7% respectively in local currencies.
     Net sales for our laboratory-related products increased 8% and 7% in local currencies during the three and nine months ended September 30, 2007, principally driven by growth across most product categories, especially analytical instruments, process analytics and laboratory balances.
     Net sales of our industrial-related products increased 10% in local currencies for the three and nine months ended September 30, 2007, particularly due to growth in our core industrial and product inspection products during the nine months ended September 30, 2007.
     In our food retailing markets, net sales decreased 5% and increased 1% in local currencies during the three and nine months ended September 30, 2007, respectively. The sales decrease for the three months ended September 30, 2007 is primarily related to difficult comparisons associated with strong project activity in the Americas during 2006. The year-to-date sales increase is primarily due to increased sales in Asia offset in part by difficult comparisons associated with strong project activity in Europe and the Americas during 2006.
     Gross profit
     Gross profit as a percentage of net sales was 49.5 % and 49.6% for the three and nine months ended September 30, 2007, compared to 48.8% and 49.2% for the corresponding periods in 2006.
     Gross profit as a percentage of net sales for products was 53.4% and 53.8% for the three and nine months ended September 30, 2007, compared to 52.2% and 53.0% for the corresponding periods in 2006.
     Gross profit as a percentage of net sales for services (including spare parts) was 36.3% and 35.8% for the three and nine months ended September 30, 2007, compared to 37.3% and 36.5% for the corresponding periods in 2006.

     The increase in gross profit reflects several factors, including increased sales volume leveraging our fixed production costs, favorable product mix and our cost rationalization initiatives. These benefits are partly offset by increased steel prices and investments in our field service organization.
     Research and development and selling, general and administrative expenses
     Research and development expenses increased 7% and 6%, in local currencies, during the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006. Our research and development spending levels reflect increased research and development investments.
     Selling, general and administrative expenses increased 6% and 5%, in local currencies, during the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006. This is primarily due to continued sales and marketing investments, especially in China and other emerging market countries, as well as higher performance-related compensation costs. These increases are partly offset by savings from our cost reduction programs implemented during the second half of 2006.
     Interest expense, other charges (income), net and taxes
     Interest expense was $5.5 million and $15.0 million for the three and nine months ended September 30, 2007, respectively, and $4.4 million and $12.8 million for the corresponding periods in 2006. The increase is due to higher average borrowing rates in 2007 offset in part by reduced borrowings in the comparable periods in 2006.
     Other charges (income), net consists primarily of interest income, as well as (gains) losses from foreign currency transactions, and other items. The decrease in other charges (income), net for the three and nine months ended September 30, 2007 compared to the prior year is due to lower interest income associated with the decrease in cash balances resulting from share repurchases. For the three and nine months ended September 30, 2006, other income, net includes increased interest income associated with higher cash balances in the U.S. as a result of our foreign earnings repatriation during 2005 associated with the American Jobs Creation Act of 2004.
     The provision for taxes is based upon our projected annual effective tax rate of 27% for the three and nine months ended September 30, 2007 and 2006. During the third quarter of 2007, the Company recorded certain discrete tax items which resulted in a net tax benefit of $1.1 million. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily due to a tax law change in Germany. The net impact of the items described above decreased the effective tax rate to 25.0% and 26.3% for the three and nine months ended September 30, 2007, respectively.
     During the third quarter of 2006, the Company implemented a legal reorganization that resulted in a reduction of the estimated annual effective tax rate before discrete items from 30% to approximately 27%. In addition to the change in the Company’s estimated annual effective tax rate, the Company recorded four discrete tax items: a charge of $10.5 million related to the establishment of a valuation allowance on foreign tax credit carryforwards, a benefit of $13.4 million associated with a reduction of a liability previously established for estimated costs to repatriate unremitted earnings of foreign subsidiaries, a favorable tax law change resulting in a benefit of $5.1 million and a cumulative tax benefit adjustment of $2.5 million, associated with the six months ended June 30, 2006, for the estimated annual effective tax rate change described above. The net impact of the items described above decreased the effective tax rate to 6.0% and 21.0% for the three and nine months ended September 30, 2006, respectively.
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

     U.S. Operations

	Three months ended September 30			Nine months ended September 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$168,485	$160,528	5%	$487,437	$461,262	6%
Net sales to external customers	$155,425	$149,232	4%	$449,743	$426,200	6%
Segment profit	$27,901	$21,906	27%	$73,089	$62,228	17%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     The increase in total net sales and net sales to external customers for the three and nine months ended September 30, 2007 reflects growth across most product lines, particularly our industrial and product inspection products. The increase in sales for the three months ended September 30, 2007 were partially offset by a decrease in sales of our food retailing products due to difficult comparisons associated with strong project activity in the Americas during 2006.
     Segment profit increased $6.0 million and $10.9 million for the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding periods in 2006. The increase in segment profit was primarily due to increased sales volume, leveraging our fixed production costs and benefits of our cost reduction programs. Segment profit for the nine months ended September 30, 2007 also benefited from the resolution of two legal matters, which were partially offset by a loss on the sale of our SFC (Supercritical Fluid Chromatography) product line within our laboratory-related products.
     Swiss Operations

	Three months ended September 30			Nine months ended September 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$94,388	$83,826	13%	$271,923	$241,913	12%
Net sales to external customers	$26,942	$23,910	13%	$74,964	$68,134	10%
Segment profit	$20,696	$16,400	26%	$55,800	$46,755	19%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 11% and 9% for the three and nine month periods ended September 30, 2007. Net sales to external customers in local currency increased 9% and 7% for the same periods versus the prior year comparable period. The increase in sales to external customers relates to continued growth in our laboratory-related products. We also continue to experience strong export sales growth to emerging markets for the nine months ended September 30, 2007.
     Segment profit increased $4.3 million and $9.0 million for the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding periods in 2006. The increase in segment profit in 2007 is primarily due to increased sales volume, favorable product mix, and favorable currency translation fluctuations, partially offset by increased research and development investments.

     Western European Operations

	Three months ended September 30			Nine months ended September 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$163,674	$146,988	11%	$487,010	$431,472	13%
Net sales to external customers	$144,056	$127,669	13%	$427,908	$377,176	13%
Segment profit	$11,402	$10,928	4%	$37,517	$30,825	22%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 5% in local currency for the three and nine months ended September 30, 2007. Net sales in local currency to external customers increased 5% for the three and nine month periods compared to the corresponding periods in 2006, primarily due to strong sales growth in our product inspection products and laboratory products due to benefits from our sales and marketing initiatives as well as improved market conditions, offset in part by a decline in food retailing products related to strong project activity in the prior year. The nine months ended September 30, 2007 also included strong sales in our core industrial products.
     Segment profit increased $0.5 million and $6.7 million for the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding periods in 2006. The increase in segment profit is principally a result of increased sales volume leveraging our fixed production costs, favorable product mix, favorable currency translation fluctuations and benefits of our cost reduction programs, partially offset by charges associated with cost reduction initiatives.
     Chinese Operations

	Three months ended September 30			Nine months ended September 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$67,891	$52,005	31%	$180,213	$143,032	26%
Net sales to external customers	$45,476	$35,552	28%	$115,510	$91,434	26%
Segment profit	$15,079	$11,502	31%	$39,134	$32,535	20%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 24% and 21% and net sales to external customers increased 21% for the three and nine months ended September 30, 2007 as compared to the corresponding periods in 2006. These increases were due to continued sales growth for all product lines, in particular industrial-related products
     Segment profit increased $3.6 million and $6.6 million for the three and nine month periods ended September 30, 2007, respectively, compared to the corresponding periods in 2006. The increase in segment profit is primarily due to the continued improvement in sales volume, partially offset by continued investments in sales and marketing and investments in research and development.

     Other

	Three months ended September 30			Nine months ended September 30
	2007	2006	%1)	2007	2006	%1)
Total net sales	$71,499	$61,077	17%	$195,307	$169,747	15%
Net sales to external customers	$70,701	$60,955	16%	$192,782	$169,691	14%
Segment profit	$7,229	$5,729	26%	$16,709	$13,792	21%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 11% and net sales to external customers in local currency increased 10% and 9% for the three and nine months ended September 30, 2007 compared to the previous year comparable periods. This performance reflects increased sales growth across most product lines in our Other Asian Pacific, Eastern European and Other North American markets.
     Segment profit increased $1.5 million and $2.9 million during the three and nine months ended September 30, 2007, primarily due to strong sales volume and benefits from our cost reduction programs, partially offset by costs associated with a contractual termination during the nine months ended September 30, 2007.
Liquidity and Capital Resources
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments as well as our ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
     Cash provided by operating activities totaled $169.1 million in the nine months ended September 30, 2007, compared to $139.7 million in the corresponding period in 2006. The increase in 2007 resulted principally from improved operating results and a reduction in tax payments which included a $6 million tax refund, offset in part by approximately $11 million of higher payments related to 2006 performance related compensation incentives (bonus payments) compared to the corresponding period in 2006. Operating cash flows for the nine months ended September 30, 2007 and 2006 excludes excess tax benefits from share-based payment arrangements of $5.2 million and $8.2 million, respectively. These benefits have been classified as financing activities pursuant to SFAS 123R.
     We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
     Capital expenditures are a significant use of funds and are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $24.8 million for the nine months ended September 30, 2007 compared to $20.6 million in the corresponding period in 2006. The increase in our capital expenditures is particularly related to investments associated with our new Chinese facility. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     Senior Notes and Credit Facility Agreement
     Our short-term borrowings and long-term debt consisted of the following at September 30, 2007.

		Other
		principal
		trading
	U.S dollar	currencies	Total
$150m Senior notes (net of unamortized discount)	$149,826	$—	$149,826
Credit facility	91,285	106,888	198,173
Other local arrangements (long-term)	—	11,291	11,291

Total long-term debt	241,111	118,179	359,290
Other local arrangements (short-term)	—	12,512	12,512

Total debt	$241,111	$130,691	$371,802

     As of September 30, 2007, we had $241.8 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
     We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements.
     Share repurchase program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $900 million of equity shares. As of September 30, 2007, there were $116.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 12.3 million shares since the inception of the program through September 30, 2007.
     We spent $249.1 million and $182.4 million on the repurchase of 2,710,531 shares and 3,008,300 shares at an average price per share of $91.86 and $60.62 during the nine months ended September 30, 2007 and 2006, respectively, as well as an additional $5.4 million and $4.2 million during the nine month periods ended September 30, 2007 and 2006, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2006 and 2005. See Part II Item 2 regarding details of the share repurchase program for the three months ended September 30, 2007. We reissued 339,015 shares and 896,899 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2007 and 2006, respectively.
Effect of Currency on Results of Operations
     We conduct operations in many countries and, as a result, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. We also incur a substantial percentage of our research and development expenses and general and administrative expenses in Switzerland. If the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. When European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2007, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $14.5 million in the reported U.S. dollar value of the debt.
New Accounting Pronouncements
     See Note 2 to the consolidated financial statements for the year ending December 31, 2006.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2007, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
     Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our Chief Financial Officer (“CFO”) and Chief Executive Officer (“CEO”). Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     For the nine months ended September 30, 2007 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

(d)
Maximum
			(c)	Number (or
			Total	Approximate Dollar
			Number of	Value) of
			Shares	Shares that
			Purchased	May Yet Be
	(a)		as Part	Purchased
	Total	(b)	of Publicly	Under the
	Number of	Average	Announced	Plans or
	Shares	Price Paid	Plans or	Programs (amounts
	Purchased	per Share	Programs	in thousands)
July 1 to July 31, 2007	210,000	$97.48	210,000	$204,753
August 1 to August 31, 2007	656,931	$92.00	656,931	$144,298
September 1 to September 30, 2007	287,600	$96.19	287,600	$116,626

Total	1,154,531	$94.04	1,154,531	$116,626

     The Company has a share repurchase program that was announced in 2004. Under the program, the Company has been authorized to buy back up to $900 million of equity shares. As of September 30, 2007, there were $116.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2008. The Company has purchased 12.3 million shares since the inception of the program through September 30, 2007.
     The Company spent $249.1 million and $182.4 million on the repurchase of 2,710,531 shares and 3,008,300 shares at an average price per share of $91.86 and $60.62 during the nine months ended September 30, 2007 and 2006, respectively, as well as an additional $5.4 million and $4.2 million during the nine month periods ended September 30, 2007 and 2006, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2006 and 2005. The Company reissued 339,015 shares and 896,899 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2007 and 2006, respectively.

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

Mettler-Toledo International Inc.
Date: November 2, 2007	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer