Form 10-K
period 2007-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2008-02-15
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated flier ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).  Yes ☐     No ☑

As of February 1, 2008 there were 35,283,583 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2007 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007) was approximately $3.6 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated

Certain Sections of the Proxy Statement for 2008 Annual Meeting of Shareholders	Part III

METTLER-TOLEDO INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2007

DISCLAIMER

Some of the statements in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, strategic plans, potential growth opportunities in both developed markets and emerging markets, impact of inflation, currency and interest rate fluctuations, planned research and development efforts, product introductions and innovation, manufacturing capacity, adequacy of facilities, anticipated customer spending pattern and levels, expected customer demand, meeting customer expectations, planned operational changes and productivity improvements, effect of changes in internal control over financial reporting, research and development expenditures, competitors’ product development, levels of competitive pressure, expected capital expenditures, future cash sources and requirements, liquidity, value of inventories, impact of long-term incentive plans, expected pension and other benefits contributions and payments, expected tax treatment and assessment, impact of taxes and changes in tax benefits, expected compliance with laws, changes in laws and regulations, impact of environmental costs, expected trading volume and value of stocks and options, impact of issuance of preferred stock, expected cost savings, impact of legal proceedings, satisfaction of contractual obligations by counterparties, benefits and other effects of completed or future acquisitions, which involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

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

We are a leading global supplier of precision instruments and services. We have strong leadership positions in all of our businesses and believe we hold global number one market positions in a majority of them. Specifically, we are the largest provider of weighing instruments for use in laboratory, industrial and food retailing applications. We are also a leading provider of analytical instruments for use in life science, reaction engineering and real-time analytic systems used in drug and chemical compound development, and process analytics instruments used for in-line measurement in production processes. In addition, we are the largest supplier of end-of-line inspection systems used in production and packaging for food, pharmaceutical and other industries.

Our business is geographically diversified, with net sales in 2007 derived 43% from Europe, 38% from North and South America and 19% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.

Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in 1997. In 2001, we acquired Rainin Instrument, a leading manufacturer of pipetting solutions used in pharmaceutical, biotech and medical research applications.

Business Segments

We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. See Note 15 to the audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations — by Operating Segment” included herein for detailed results by segment and geographic region.

We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and principal services are set forth below. We have followed this description of our products and services with descriptions of our customers and distribution, sales and service, research and development, manufacturing and certain other matters. These descriptions apply to substantially all of our products and related segments.

Laboratory Instruments

We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 44% of our net sales in 2007 and 2006 and 45% in 2005.

Laboratory Balances

Our laboratory balances have weighing ranges from one ten-millionth of a gram up to 64 kilograms. To cover a wide range of customer needs and price points, we market our balances in a range of product tiers offering different levels of functionality. Based on the same technology platform, we also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights. Laboratory balances are primarily used in the pharmaceutical, food, chemical, cosmetics and other industries.

Pipettes

Pipettes are used in laboratories for dispensing small volumes of liquids. We operate our pipette business with the Rainin brand name. Rainin develops, manufactures and distributes advanced pipettes, tips and accessories, including single and multi-channel manual and electronic pipettes. Rainin maintains service centers in the key markets where customers periodically send their pipettes for certified recalibrations. Rainin’s principal end markets are pharmaceutical, biotech and academia.

Analytical Instruments

Titrators measure the chemical composition of samples and are used in environmental and research laboratories as well as in quality control labs in the pharmaceutical, food and beverage and other industries. Our high-end titrators are multi-tasking models, which can perform two determinations simultaneously on multiple vessels. Our offering includes robotics to automate routine work in quality control applications.

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

Laboratory Software

LabX, our PC-based laboratory software platform, manages and analyzes data generated by our balances, titrators, pH meters, moisture analyzers and other analytical instruments. LabX provides full network capability, has efficient, intuitive protocols, and enables customers to collect and archive data in compliance with the U.S. Food and Drug Administration’s traceability requirements for electronically stored data (also known as 21 CFR Part 11).

Automated Chemistry Solutions

Our current automated chemistry solutions focus on selected applications in the chemical and drug discovery process. Our automated lab reactors and in situ analysis systems are considered integral to the process development and scale-up activities of our customers. Our on-line measurement technologies based on infrared and laser light scattering enables customers to monitor chemical reactions and crystallization processes in real time in the lab and plant. We believe that our portfolio of integrated technologies can bring significant efficiencies to the development process, enabling our customers to bring new chemicals and drugs to market faster.

Process Analytics

Our process analytics business provides instruments for the in-line measurement of liquid parameters used primarily in the production process of pharmaceutical, biotech, beverage, microelectronics, chemical and refining companies. Approximately half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meets the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards. We are a leading solution provider for liquid analytical measurement to control and optimize production processes. Our solutions include sensor technology for measuring pH, dissolved oxygen, carbon dioxide, conductivity, turbidity, ozone and total organic carbons and automated systems for calibration and cleaning of measurement points. Intelligent sensor diagnostics capabilities enable improved asset management solutions for our customers to reduce process downtime and maintenance costs. Our instruments offer leading multi-parameter capabilities and plant-wide control system integration, which are key for integrated measurement of multiple parameters to secure production quality and efficiency. With a worldwide network of specialists, we support customers in critical process applications, compliance and systems integration questions.

Industrial Instruments

We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food and other industries. In addition, we manufacture metal detection and other end-of-line inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 43% of our net sales in 2007 and 42% in both 2006 and 2005.

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

Industrial Terminals

Our industrial scale terminals collect data and integrate it into manufacturing processes, helping to automate them. Our terminals allow users to remotely download programs or access setup data and can minimize downtime through predictive rather than reactive maintenance.

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

Industrial Software

We offer software that can be used with our industrial instruments. Examples include FreeWeigh.Net, statistical quality control software, Formweigh.Net, our formulation/batching software and OverDrive. FreeWeigh.Net and Formweigh.Net provide full network capability and enable customers to collect and archive data in compliance with 21 CFR Part 11.

Product Inspection

Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line inspection systems (e.g., for use in food processing and packaging, pharmaceutical and other industries). We are a leading global provider of metal detectors, x-ray visioning equipment and checkweighers that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which enter the manufacturing process for similar reasons. Our x-ray systems can also detect metal in metallized containers and can be used for mass control. Checkweighers are used to control the filling content of packaged goods such as food, pharmaceuticals and cosmetics. Both x-ray and metal detection systems may be used together with checkweighers as components of integrated packaging lines. FreeWeigh.Net is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers’ enterprise resource planning and/or process control systems.

Retail Weighing Solutions

Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. Customer benefits are in the areas of pricing, merchandising, inventory management and regulatory compliance. The retail business accounted for approximately 13% of our net sales in 2007, 14% in 2006 and 13% in 2005.

Retail Software

Our subsidiary SofTechnics provides retail software for in-store item and inventory management solutions. SofTechnics’ offering complements our retail weighing solutions to food retailers by providing the full scope of real-time item management. Retailers can then match local store inventory levels with local customer demand. Our instruments have been expanded to allow in-store marketing which permits customer to make more decisions at the point of sale.

Customers and Distribution

Our principal customers include companies in the following key end markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations); food and beverage producers; food retailers; chemical, specialty chemicals and cosmetics companies; the transportation and logistics industry; the metals industry; the electronics industry; and the academic community.

Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through the indirect channels, including sales of our “Ohaus” branded products. Ohaus branded products target markets in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service such as the educational market. We have a diversified customer base, with no single customer accounting for more than 2% of 2007 net sales.

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

We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2007, our sales and services group consisted of over 5,400 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 35 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.

Service

Our service business remains successful with a focus on repair and maintenance as well as further expansion of our offerings to include value-added services for a range of market needs, including regulatory compliance. We have a unique offering to our pharmaceutical customers in promoting use of our instruments in compliance with FDA regulations and we can provide these services regardless of the customer’s location around the world. This global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, repairs and replacement parts) accounted for approximately 23% of our total net sales in 2007, 2006 and 2005. A significant portion of this amount is derived from the sale of replacement parts.

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

Research and Development

We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $257.1 million in research and development ($92.4 million in 2007, $82.8 million in 2006 and $81.9 million in 2005). In 2007, we spent approximately 5.1% of net sales on research and development. Our research and development efforts fall into two categories:

•	technology advancements, which generate new products and increase the value of our products. These advancements may be in the form of enhanced or new functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means, which allows us to design products more specific to the needs of the industries the company serves, and

•	cost reductions, which reduce the manufacturing cost of our products through better overall design.

We continue to devote an increasing proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have over 900 employees in research and development and product engineering.

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

We generally manufacture only critical components, which are components that contain proprietary technology. When outside manufacturing is more efficient, we contract with other manufacturers for certain nonproprietary components. We use a wide range of suppliers. We believe our supply arrangements are adequate and that there are no material constraints on the sources and availability of materials. From time to time we may rely on a single supplier for all of our requirements of a particular component. Supply arrangements for electronic components are generally made globally.

Backlog; Seasonality

Our manufacturing turnaround time is generally short, which permits us to manufacture orders to fill for most of our products. Backlog is generally a function of requested customer delivery dates and is typically no longer than one to two months.

Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than sales in the second and third quarters. Fourth quarter sales have historically generated approximately 27% to 30% of our net sales. This trend has a somewhat greater effect on income from operations than on net sales because fixed costs are spread evenly across all quarters.

Employees

As of December 31, 2007, we had approximately 9,500 employees throughout the world, including approximately 4,200 in Europe, 3,000 in North and South America and 2,300 in Asia and other countries.

We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years, except for a strike in early 2003 at our Bethune, France facility, which has been closed. Labor unions do not represent a meaningful number of our employees.

Intellectual Property

We hold over 2,000 patents and trademarks, primarily in the United States, Switzerland, Germany, the United Kingdom, France, Japan, China and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.

Regulation

Our products are subject to various regulatory standards and approvals by weights and measures regulatory authorities. All of our electrical components are subject to electrical safety standards. We believe that we are in compliance in all material respects with applicable regulations.

Approvals are required to ensure our instruments do not impermissibly influence other instruments and are themselves not affected by other instruments. In addition, some of our products are used in “legal for trade” applications, in which prices based on weight are calculated and for which specific weights and measures approvals are required. Although there are a large number of regulatory agencies across our markets, there is an increasing trend toward harmonization of standards, and weights and measures regulation is harmonized across the European Union.

Our products may also be subject to special requirements depending on the end-user and market. For example, laboratory customers are typically subject to Good Laboratory Practices (GLP), industrial customers to Good Manufacturing Practices (GMP) and pharmaceutical customers to U.S. Food and Drug Administration (FDA) regulations, and customers in food processing industries may be subject to Hazard Analysis and Critical Control Point (HACCP) regulations. Products used in hazardous environments may also be subject to special requirements.

Environmental Matters

We are subject to environmental laws and regulations in the jurisdictions in which we operate. We own or lease a number of properties and manufacturing facilities around the world. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. Our former subsidiary Mettler-Toledo Hi-Speed, Inc. (“Hi-Speed”) was one of two private parties ordered to perform certain ground water contamination monitoring under an administrative consent order that the New Jersey Department of Environmental Protection (“NJDEP”) signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI International Corporation (“GEI”) is the other ordered party. GEI has failed to fulfill its obligations under the NJDEP consent order, and NJDEP has agreed with Hi-Speed that the residual ground water contaminants can be monitored through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with monitoring ground water contamination levels at the site will be approximately $0.5 million in the coming years.

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

Competition

Our markets are highly competitive. Many of the markets in which we compete are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. For example, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. In addition, some of our competitors are domiciled in emerging markets and may have a lower cost structure than ours. We are confronted with new competitors in emerging markets, who although relatively small in size today, could become larger companies in their home markets. Given the sometimes significant growth rates of these emerging markets, and in light of their cost advantage over developed markets, emerging market competitors could become more significant global competitors. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets.

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

Any of the above documents, and any of our reports on Form 10-K, Form 10-Q, Form 8-K and Schedule 14A and all amendments to those reports can also be obtained in print, free of charge by sending a written request to our Investor Relations Department:

Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240 U.S.A.
Phone: +1 614 438 4748
Fax: +1 614 438 4646
E-mail: mary.finnegan@mt.com

Item 1A.	Risk Factors

Factors Affecting Our Future Operating Results

We are subject to certain risks associated with our international operations and fluctuating conditions in emerging markets.

We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for $168.3 million of sales to external customers and $57.5 million of segment profit. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•	nationalization of private enterprises may result in the confiscation of assets as we hold significant assets around the world in the form of property, plant and equipment, inventory and accounts receivable, as well as $58.1 million of cash at December 31, 2007 in our Chinese subsidiaries;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including tax disputes, imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	other uncertain local economic, political and social conditions, including hyper-inflationary conditions or periods of low or no productivity growth.

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

Economic conditions in emerging markets have from time to time deteriorated significantly, and some emerging markets are experiencing recessionary trends, severe currency devaluations and inflationary prices. Moreover, economic problems in individual markets can spread to other economies, adding to the adverse conditions we may face in emerging markets. We remain committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. However, we expect the fluctuating economic conditions will affect our results of operations in these markets for the foreseeable future.

The majority of our business is derived from companies in developed countries. Economic downturns or recessions in these countries would likely adversely affect our operating results.

Although the percentage of our sales coming from emerging markets is growing, the majority of our business is still derived from companies in developed countries. Because our customers often decrease or delay capital expenditures in difficult economic times, economic downturns or recessions in developed countries would likely adversely affect our operating results. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. These conditions would reduce our revenues and profitability.

We operate in highly competitive markets, and it may be difficult to preserve operating margins, gain market share and maintain a technological advantage.

Our markets are highly competitive. Many of the markets in which we compete are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our Company. Some of our competitors are domiciled or operate in emerging markets and may have a lower cost structure than ours. We are confronted with new competitors in emerging markets, who although relatively small in size today, could become larger companies in their home markets. Given the sometimes significant growth rates of these emerging markets, and in light of their cost advantage over developed markets, emerging market competitors could become more significant global competitors. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets. We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have certain technological and other advantages over our competitors, we may not be able to realize and maintain these advantages.

Our product development efforts may not produce commercially viable products in a timely manner.

We must introduce new products and enhancements in a timely manner, or our products could become technologically obsolete over time, which would harm our operating results. To remain competitive, we must continue to make significant investments in research and development, sales and marketing and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments. In developing new products, we may be required to make substantial investments before we can determine their commercial viability. As a result, we may not be successful in developing new products and we may never realize the benefits of our research and development activities.

Our ability to deliver products and services may be disrupted.

An interruption in our business due to events such as natural disasters, pandemics or other health crises, fires, explosions or issues with the supply chain may cause us to temporarily be unable to deliver products or services to our customers. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.

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

We may pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired operations, technologies and products; diversion of management’s attention from other business concerns; and potential departures of key employees of the acquired company. If we successfully identify acquisitions in the future, completing such acquisitions may result in new issuances of our stock that may be dilutive to current owners, increases in our debt and contingent liabilities and additional amortization expenses related to intangible assets. Any of these acquisition-related risks could have a material adverse affect on our profitability.

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

Our success depends on our ability to obtain and enforce patents on our technology, maintain our trademarks and protect our trade secrets. Our patents may not provide complete protection, and competitors may develop similar products that are not covered by our patents. Our patents may also be challenged by third parties and invalidated or narrowed. Competitors sometimes seek to take advantage of our trademarks or brands in ways that may create customer confusion or weaken our brand. Although we take measures to protect confidential information, improper use or disclosure of our trade secrets may still occur.

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

We generally have employment contracts with each of our key employees. Our executive officers own shares of our common stock and/or have options to purchase additional shares. Nevertheless, such individuals could leave the Company. If any key employees stopped working for us, our operations could be harmed. Important R&D personnel may leave and join competitors, which could substantially delay or hinder ongoing development projects. We have no key man life insurance policies with respect to any of our senior executives.

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

We may be adversely affected by failure to comply with regulations of governmental agencies or by the adoption of new regulations.

Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, from design and development, to product safety, labeling, manufacturing, promotion, sales and distribution. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practice or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.

We may experience impairments of goodwill or other intangible assets.

As of December 31, 2007, our consolidated balance sheet included goodwill of $440.8 million and other intangible assets of $100.0 million.

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we might incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

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

Should any of these estimates or assumptions change, or should we incur lower-than-expected operating performance or cash flows, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite-lived intangible assets if the fair value estimate declines below the carrying value.

Our amortization expense related to intangible assets with finite lives may materially change should our estimates of their useful lives change.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.

We are subject to income taxes in both the United States and various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by: changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates, changes in the valuation of deferred tax assets and liabilities and material adjustments from tax audits.

In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent upon our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

Currency fluctuations affect our operating profits.

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.1 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2007, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $12.4 million in the reported U.S. dollar value of the debt.

We have substantial debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.

We have substantial debt and we may incur substantial additional debt in the future. As of December 31, 2007, we had total indebtedness of approximately $315.4 million, net of cash of $81.2 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.

Our debt could have important consequences. For example, it could make it more difficult for us to satisfy our obligations under our debt instruments; require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements; increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs; limit our ability to respond to business opportunities; limit our ability to borrow additional funds, which may be necessary; and subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt.

The agreements governing our debt impose restrictions on our business.

The indenture governing our senior notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to enter into sale and leaseback arrangements; incur liens; and consolidate, merge, sell or lease all or substantially all of our assets. Our credit facility also requires us to meet certain financial ratios.

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

We cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot ensure that we will be able to refinance any of our debt, including our credit facility and the senior notes, on commercially reasonable terms or at all.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. The properties listed below serve primarily as manufacturing facilities and also typically have a certain amount of space for service, sales and marketing and administrative activities. Our Greifensee, Switzerland facility also serves as our worldwide headquarters and our Columbus, Ohio facility serves as our North American headquarters. The facility in Giessen, Germany is used primarily for sales and marketing. We believe our facilities are adequate for our current and reasonably anticipated future needs.

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, Germany	Owned	Western European Operations
Manchester, England	Leased	Western European Operations
Oslo, Norway	Leased	Western European Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio	Owned	U.S. Operations
Oakland, California	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Other:
Shanghai, China	Building Owned;	Chinese Operations
Land Leased
Changzhou, China (three facilities)	Buildings Owned;	Chinese Operations
Land Leased

Item 3.	Legal Proceedings

We are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition, results of operations or cash flows. See the disclosure above under “Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

See Part III, Item 10 of this annual report for information about our executive officers.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “MTD.” The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the quarters indicated.

	Common Stock Price Range
	High	Low

2007
Fourth Quarter	$118.54	$102.32
Third Quarter	$103.19	$86.59
Second Quarter	$101.76	$89.94
First Quarter	$91.61	$77.78
2006
Fourth Quarter	$80.80	$66.00
Third Quarter	$66.15	$56.70
Second Quarter	$68.34	$58.50
First Quarter	$61.90	$55.62

Holders

At February 1, 2008, there were 213 holders of record of common stock and 35,283,583 shares of common stock outstanding. We estimate we have approximately 33,000 beneficial owners of common stock.

Dividend Policy

Historically we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share buyback program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph

The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2002 through December 31, 2007 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index) and the SIC Code 3826 Index — Laboratory Analytical Instruments. Historically, we have not paid dividends on our common stock. However, the Company will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share buyback program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

	12-31-02	12-31-03	12-31-04	12-31-05	12-31-06	12-31-07
Mettler-Toledo	$100	$132	$160	$172	$246	$355
S&P 500 Index	$100	$129	$143	$150	$173	$183
SIC Code 3826 Index	$100	$146	$169	$173	$219	$280

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value in Thousands) of
			Part of Publicly	Shares that may yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

October 1 to October 31, 2007	185,000	$104.38	185,000	97,312
November 1 to November 30, 2007	144,200	113.09	144,200	681,001
December 1 to December 31, 2007	345,000	115.68	345,000	641,085

Total	674,200	$112.02	674,200	641,085

We have a share repurchase program that was announced in February 2004. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. We have purchased 13.0 million common shares since the inception of the program through December 31, 2007, at a total cost of

$858.9 million. As of December 31, 2007, there was $641.1 million remaining authorized for repurchases under the plan by December 31, 2010. The share repurchases are expected to be funded from existing cash balances, borrowings under existing credit arrangements or cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.

During the years ended December 31, 2007 and 2006, we spent $324.6 million and $265.9 million on the repurchase of 3,384,731 shares and 4,141,559 shares at an average price per share of $95.88 and $64.18, respectively.

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

	2007	2006	2005	2004	2003

Statement of Operations Data:
Net sales	$1,793,748	$1,594,912	$1,482,472	$1,404,454	$1,304,431
Cost of sales	897,567	804,480	752,153	722,047	686,255

Gross profit	896,181	790,432	730,319	682,407	618,176
Research and development	92,378	82,802	81,893	83,217	78,003
Selling, general and administrative	529,126	481,709	441,702	419,780	372,822
Amortization	11,682	11,503	11,436	12,256	11,724
Interest expense	21,003	17,492	14,880	12,888	14,153
Other (income)/charges, net(a)	(875)	(7,921)	20,224	42	4,563

Earnings before taxes and minority interest	242,867	204,847	160,184	154,224	136,911
Provision for taxes(b)	64,360	47,315	51,282	46,267	41,073

Net earnings	$178,507	$157,532	$108,902	$107,957	$95,838

Basic earnings per common share:
Net earnings	$4.82	$3.93	$2.58	$2.44	$2.15
Weighted average number of common shares	37,025,209	40,065,951	42,207,777	44,237,214	44,473,913
Diluted earnings per common share:
Net earnings	$4.70	$3.86	$2.52	$2.37	$2.11
Weighted average number of common shares	37,952,923	40,785,708	43,285,121	45,483,969	45,508,847
Balance Sheet Data:
Cash and cash equivalents	$81,222	$151,269	$324,578	$67,176	$45,116
Working capital(c)	165,784	144,084	128,970	143,848	150,789
Total assets	1,678,214	1,587,085	1,669,773	1,480,072	1,387,276
Long-term debt	385,072	345,705	443,795	196,290	223,239
Other non-current liabilities(d)	162,583	143,526	135,160	132,723	135,613
Shareholders’ equity(e)	581,286	630,862	659,002	720,886	653,996

(a)	Other (income)/charges, net consists primarily of interest income, (gains) losses from foreign currency transactions, and other items. The 2005 amount includes a $21.8 million one-time litigation charge related to a $19.9 million non-cash write-off of an intellectual property license and $1.9 million of related legal costs. The 2003 amount includes a charge of $5.4 million related to the final union settlement on the closure of our French manufacturing facility.

(b)	The provision for taxes for 2007 includes $1.1 million of discrete tax items recorded during the Company’s third quarter. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily related to a tax law change in Germany.

The provision for taxes for 2006 includes net tax benefits related to a legal reorganization that resulted in a reduction of the estimated annual effective tax rate from 30% to 27% and $8.0 million net of discrete tax items. The discrete items include a benefit of $2.9 million, net, associated with the legal reorganization and a benefit of $5.1 million from a favorable tax law change. The 2005 amount includes a net tax charge of $5.4 million related to earnings repatriation associated with the American Jobs Creation Act ($13.1 million) offset in part by the favorable resolution of certain tax contingencies ($7.7 million). See Note 12 to the audited consolidated financial statements included in Item 8.

(c)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(d)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 11 to the audited consolidated financial statements included in Item 8.

(e)	No dividends were paid during the five-year period ended December 31, 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net sales in U.S. dollars increased by 12% and 8% in 2007 and 2006, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 8% and 7% in 2007 and 2006, respectively. We enjoyed a strong world economy in 2007 with favorable market conditions in Europe, continued solid growth in the United States and generally strong demand in most Asian countries.

In respect to our end-user markets, we experienced improved results during 2007 in our laboratory-related end-user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies, food and beverage companies and universities. We believe that the long-term fundamentals of the pharmaceutical and biotech markets are particularly attractive and our solutions assist these companies in enhancing their productivity as they meet the challenges of new drug approval activity, heightened price regulation and industry consolidation.

In our industrial markets, the principal growth driver in recent years has been increased investment in China related to increasing production capacity for the domestic and export markets. Although this provides a significant opportunity for our Chinese operations, this manufacturing shift has a negative impact on certain of our industrial end user markets in the U.S. and Europe. However despite this challenge, our U.S. and European industrial end-user markets experienced solid sales growth during 2007.

In our food retail end markets, we faced difficult comparisons in both Europe and the U.S. related to previous year project activity. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors. Increased spending in the past has come from events such as Y2K and the introduction of the euro currency. Similar to our industrial business, China also provides growth as the expansion of its local economy is creating a significant number of new retail stores each year.

In 2008, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:

Gaining Market Share.  Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. We aim to achieve above market sales growth by improving the productivity and effectiveness of our global sales and marketing processes. While this initiative is broad based, efforts to improve these processes include increased segment marketing and leads generation activities, the implementation of more effective pricing strategies and processes and other sales and marketing topics. Our comprehensive service offering also helps us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.

Expanding Emerging Markets.  Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East and Africa, account for approximately 25% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have a 20 year track record in China, and our sales in Asia have grown more than 15% in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are also experiencing rapid growth in India from increased life science research activities, as well as our acquisition of our distribution channel for laboratory products in 2005. In addition, Russia continues to be an important growth driver due in part to the expansion of its local economy. To reduce costs, we are also shifting more of our manufacturing to China where our three facilities manufacture for the local markets as well as for export.

Extending Our Technology Lead.  We continue to focus on product innovation. In the last three years, we spent between 5.1% and 5.5% of net sales on research and development. We seek to drive shorter product life cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software. In addition, we aim to create value for our customers by having an intimate knowledge of their processes via our significant installed product base.

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

Results of Operations — Consolidated

Net sales

Net sales were $1,793.7 million for the year ended December 31, 2007, compared to $1,594.9 million in 2006 and $1,482.5 million in 2005. This represents increases in 2007 and 2006 of 12% and 8% in U.S. dollars and 8% and 7% in local currencies, respectively.

In 2007, our net sales by geographic destination increased in local currencies by 6% in the Americas, 6% in Europe and 16% in Asia/Rest of World. A discussion of sales by operating segment is included below.

As described in Note 15 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which is provided under contracts, as well as sales of spare parts.

Net sales of products increased in 2007 and 2006 by 13% and 8% in U.S. dollars and by 8% and 7% in local currencies, respectively. Service revenue (including spare parts) increased in 2007 and 2006 by 11% and 8% in U.S. dollars and by 6% and 7% in local currencies, respectively.

Net sales of our laboratory-related products increased by 7% in local currencies during 2007 principally driven by strong growth across most product categories, especially analytical instruments and process analytics. Our laboratory-related product sales were also reduced by 1% during 2007 due to product line exits.

Net sales of our industrial-related products increased by 10% in local currencies during 2007. We experienced strong sales growth in our product inspection products, especially x-ray products. We also benefited from solid sales growth in our core industrial products throughout most geographies, particularly China.

In our food retailing markets, net sales increased by 3% in local currencies during 2007 over the previous year due to increased sales in Asia and the Americas. European sales were flat versus the previous year due to difficult comparisons associated with strong project activity during 2006. The food retailing markets also continue to experience improved growth of software solutions.

Gross profit

Gross profit as a percentage of net sales was 50.0% for 2007, compared to 49.6% for 2006 and 49.3% for 2005.

Gross profit as a percentage of net sales for products was 53.8% for 2007, compared to 53.3% for 2006 and 53.2% for 2005. Gross profit as a percentage of net sales for services (including spare parts) was 36.9% for 2007, compared to 36.9% for 2006 and 36.0% for 2005.

The increase in gross profit reflects several factors, including increased sales volume leveraging our fixed production costs, partially offset by increased product costs, most notably steel prices.

Research and development and selling, general and administrative expenses

Research and development expenses as a percentage of net sales were 5.1% for 2007, 5.2% for 2006 and 5.5% in 2005. Research and development expenses increased by 7% in 2007 and increased by 1% in 2006 in local currencies. Our research and development spending levels reflect increased research and development investments.

Selling, general and administrative expenses as a percentage of net sales decreased to 29.5% for 2007, compared to 30.2% for 2006 and 29.8% for 2005. Selling, general and administrative expenses increased by 5% in 2007 and 9% in 2006 in local currencies. This is primarily due to continued sales and marketing investments, especially in China and other emerging market countries, as well as higher performance-related compensation costs. These increases are partly offset by savings from our cost reduction initiatives implemented during the second half of 2006.

Other (income) charges, net

Other (income) charges, net consisted of other income, net of $0.9 million in 2007 and $7.9 million in 2006, compared to other charges, net of $20.2 million in 2005. Other (income) charges, net consisted primarily of interest income, (gains) losses from foreign currency transactions and other items. The decrease in other charges (income), net for 2007 compared to the prior year is due to lower interest income associated with the decrease in cash balances resulting from share repurchases. In 2006, other (income) charges, net included increased interest income associated with higher cash balances in the U.S. as a result of our foreign earnings repatriation during 2005 associated with the American Jobs Creation Act of 2004. During 2005, other (income) charges, net included a $21.8 million charge related to litigation. We wrote off a $19.9 million intangible asset relating to an intellectual property license that was subject to litigation with the grantor in

June 2005. This license granted one of our wholly owned subsidiaries exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. We also incurred $1.9 million of related legal costs during 2005, which included damages of $0.6 million. The damages of $0.6 million were subsequently reversed during 2006.

Interest expense and taxes

Interest expense was $21.0 million for 2007, compared to $17.5 million for 2006 and $14.9 million for 2005. The increase in 2007 is due to higher average borrowing rates offset in part by reduced average borrowings versus 2006. The increase in 2006 and 2005 was principally due to higher average borrowings over the prior year due to our increased debt balance in Europe as a result of our foreign earnings repatriation during 2005 associated with the American Jobs Creation Act of 2004.

During the third quarter of 2007, we recorded certain discrete tax items which resulted in a net tax benefit of $1.1 million. The discrete items include a benefit of $3.4 million related to a favorable resolution of certain tax matters and other adjustments related to prior years, which were partially offset by a charge of $2.3 million primarily due to a tax law change in Germany.

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

Pursuant to the American Jobs Creation Act of 2004, we repatriated $396 million of cash during 2005 that was generated over time by our foreign operations. As a result of this repatriation, we recorded additional income tax expense of $13.1 million. This amount reflected the federal tax impact in the United States (including certain state taxes) of $12.3 million, foreign withholding taxes of $2.0 million and a net decrease of $1.2 million of deferred tax liabilities associated with the reassessment of pre-existing and future dividend repatriations. In addition, we recorded tax benefits of $7.7 million related to a favorable resolution of certain tax matters. Our tax rate for 2005 also included a tax benefit associated with the previously described litigation.

Our annual effective tax rate was 27%, 23% and 32% for 2007, 2006 and 2005, respectively. The previously described discrete tax items had the effect of lowering our annual effective tax rate by 4% in 2006, and raising it by 2% in 2005.

Results of Operations — by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 15 to our consolidated financial statements.

U.S. Operations (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net sales	$671,689	$637,418	$610,599	5%	4%
Net sales to external customers	$614,735	$586,069	$560,238	5%	5%
Segment profit	$104,913	$89,384	$79,448	17%	13%

(1)	Represents U.S. dollar growth for net sales and segment profit.

The increase in total net sales during 2007 reflects growth across most product lines, particularly our laboratory-related and industrial-related products. Our laboratory-related and industrial-related products experienced especially strong growth in analytical instruments and product inspection, respectively. Net sales were reduced by 1% related to product line exits.

Segment profit increased by $15.5 million in our U.S. Operations segment during 2007, compared to an increase of $9.9 million during 2006. The increase in segment profit in 2007 was primarily due to increased sales volume, leveraging our fixed production costs and benefits of our cost reduction initiatives. Segment profit also benefited from the resolution of two legal matters, which were partially offset by a $1.1 million loss on the sale of a product line.

Swiss Operations (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net sales	$391,042	$340,849	$324,901	15%	5%
Net sales to external customers	$109,867	$96,311	$88,138	14%	9%
Segment profit	$81,158	$70,083	$65,471	16%	7%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency increased by 11% in 2007 and 6% in 2006. Net sales to external customers in local currency increased by 9% in 2007 and increased by 10% in 2006. The increase in sales to external customers during 2007 relates to continued growth in our laboratory-related products. We also continue to experience strong export sales growth to emerging markets.

Segment profit increased by $11.1 million in our Swiss Operations segment during 2007, compared to an increase of $4.6 million during 2006. The increase in segment profit in 2007 is primarily due to increased sales volume, favorable product mix, and favorable currency translation fluctuations, partially offset by increased research and development and sales and marketing investments.

Western European Operations (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net sales	$691,736	$607,836	$577,582	14%	5%
Net sales to external customers	$614,268	$538,953	$508,289	14%	6%
Segment profit	$58,497	$50,635	$45,466	16%	11%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency increased by 6% in 2007 and 5% in 2006. Net sales to external customers in local currency increased by 5% in 2007 and 5% in 2006. The 2007 increase is primarily due to strong sales growth in our product inspection, laboratory-related and core industrial products due to benefits from our sales and marketing initiatives as well as improved market conditions, offset in part by a decline in food retailing products related to strong customer project activity in the prior year.

Segment profit increased by $7.9 million in our Western European Operations segment during 2007, compared to an increase of $5.2 million in 2006. The increase in segment profit in 2007 is principally a result of increased sales volume leveraging our fixed production costs, favorable product mix, favorable currency translation fluctuations and benefits of our cost reduction initiatives, partially offset by charges associated with cost reduction initiatives.

Chinese Operations (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net sales	$254,510	$201,431	$174,909	26%	15%
Net sales to external customers	$168,261	$132,710	$116,912	27%	14%
Segment profit	$57,481	$45,160	$40,245	27%	12%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency increased by 21% in 2007 and 12% in 2006. Net sales to external customers in local currency increased by 21% in 2007 and 10% in 2006. These increases were due to continued sales growth for all product lines, in particular industrial-related products.

Segment profit increased by $12.3 million in our Chinese Operations segment during 2007, compared to an increase of $4.9 million in 2006. The increase in segment profit in 2007 is primarily due to the continued improvement in sales volume, partially offset by continued investments in sales and marketing and research and development. Our Chinese operations also benefited from a gain associated with an asset sale.

Other (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Net sales	$290,330	$240,869	$209,454	21%	15%
Net sales to external customers	$286,617	$240,869	$208,895	19%	15%
Segment profit	$29,887	$21,412	$14,745	40%	45%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency increased by 15% in 2007 and 14% in 2006. Net sales to external customers in local currency increased 13% in 2007 and 14% in 2006. This performance reflects increased sales growth across most product lines in our Other Asian Pacific, Eastern European and Other North American markets.

Segment profit increased by $8.5 million in our Other segment during 2007, compared to an increase of $6.7 million during 2006. Segment profit increased during 2007 primarily due to strong sales volume and benefits from our cost reduction programs, partially offset by costs associated with a contractual termination.

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

Cash provided by operating activities totaled $228.2 million in 2007, compared to $191.6 million in 2006 and $177.1 million in 2005. The increase in 2007 resulted principally from improved operating results and a reduction in tax payments which included a $6 million tax refund, offset in part by approximately $9 million of higher payments related to 2007 performance-related compensation incentives (bonus payments) compared to the corresponding period in 2006. We also made a $8 million voluntary incremental pension contribution to our U.S. plan in 2007 compared to a $6 million contribution to our U.K. plan in 2006. The increase in 2006, as compared to 2005, resulted principally from improved operating results and reduced inventory levels, which was offset in part by a $6 million voluntary incremental pension contribution to our U.K. pension plan. Similarly to previous years, we expect to make normal employer pension contributions of approximately $17.8 million in 2008.

Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $47.5 million in 2007, $34.3 million in 2006 and $32.5 million in 2005. We expect capital expenditures to increase as our business grows and to fluctuate as currency exchange rates change. Our capital expenditures in 2007 included $7.1 million of investments related to our new Chinese facility, compared to $6.4 million in 2006. In 2007, capital expenditures also included $5 million of software licenses relating to investments in corporate information technology systems.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.

Credit Agreement

In November 2005, we entered into an amended and restated credit agreement (“the Credit Agreement”). The $450 million Credit Agreement is provided by a group of financial institutions and has a maturity date of November 5, 2010. It is not subject to any scheduled principal payments. Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our senior unsecured credit ratings (currently “BBB” by Standard & Poor’s and “Baa3” by Moody’s) and is currently set at LIBOR plus 0.375%. We must also pay facility fees that are tied to our credit ratings. The Credit Agreement contains covenants, including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. The Credit Agreement also places certain limitations on us, including limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. As of December 31, 2007, approximately $216.8 million was available under the facility. The Credit Agreement is unsecured. We incurred fees of approximately $0.9 million in conjunction with amending and restating the Credit Agreement which are amortized to interest expense through 2010.

Senior Notes

In November 2003, we issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010. The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes.

At our option, the Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	the principal amount of the Senior Notes, or

•	the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.20%.

The Senior Notes contain limitations on our ability to incur liens and enter into sale and leaseback transactions exceeding 10% of our consolidated net worth.

Our short-term borrowings and long-term debt consisted of the following at December 31, 2007 (amounts in thousands).

		Other Principal
	U.S. Dollar	Trading Currencies	Total

$150 million Senior Notes (net of unamortized discount)	$150,474	$—	$150,474
$450 million Amended Credit Agreement	134,199	88,733	222,932
Other local arrangements (long-term)	—	11,666	11,666

Total long-term debt	284,673	100,399	385,072
Other local arrangements (short-term)	—	11,570	11,570

Total debt	$284,673	$111,969	$396,642

Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

At December 31, 2007, we were in compliance with all covenants set forth in our Amended Credit Agreement and Senior Notes. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.

We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the next several years.

Contractual Obligations

The following summarizes certain of our contractual obligations at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Short and long-term debt	$396,642	$11,570	$385,072	$—	$—
Interest expense on long-term debt	46,051	15,902	29,273	876	—
Non-cancelable operating leases	79,223	22,939	29,361	15,176	11,747
Pension funding	17,812	17,812	—	—	—
Purchase obligations	70,460	55,189	7,636	3,908	3,727

Total	$610,188	$123,412	$451,342	$19,960	$15,474

In addition to the above table, we also have liabilities for income taxes, pension and post-retirement funding. However we cannot determine the timing or the amounts for periods beyond 2007 for income taxes and beyond 2008 for pension and post-retirement funding.

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

Share Repurchase Program

We have a share repurchase program that was announced in 2004. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. As of December 31, 2007, there were $641.1 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 13.0 million shares since the inception of the program through December 31, 2007.

During the years ended December 31, 2007 and 2006, we spent $324.6 million and $265.9 million on the repurchase of 3,384,731 shares and 4,141,559 shares at an average price per share of $95.88 and $64.18, respectively. An additional $5.2 million and $5.4 million relating to the settlement of shares repurchased as of December 31, 2007 and 2006 were cash settled during 2008 and 2007, respectively. We reissued 567,205 shares and 1,152,892 shares held in treasury for the exercise of stock options during 2007 and 2006, respectively.

Off-Balance Sheet Arrangements

Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.1 million to $1.3 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2007, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $12.4 million in the reported U.S. dollar value of the debt.

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

We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our former subsidiary, Hi-Speed, was one of two private parties ordered to perform certain ground water contamination monitoring under an administrative consent order that NJDEP signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI is the other ordered party. GEI has failed to fulfill its obligations under the NJDEP consent order, and NJDEP has agreed with Hi-Speed that the residual ground water contaminants can be monitored through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with monitoring ground water contamination levels at the site will be approximately $0.5 million in the coming years.

In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes which are or may be considered hazardous. It is possible that these sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Accordingly, although we believe that we are in substantial compliance with applicable environmental requirements and to date we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could result in a material adverse effect on our financial condition or results of operations or cash flows.

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

We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The fair value of these contracts was a $0.6 million gain and a $0.2 million gain at December 31, 2007 and 2006, respectively. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (U.S. dollar, Swiss franc and British pound) declined by 10%, the fair value of these instruments would decrease by $1.6 million at December 31, 2007, as compared with a decrease of $3.5 million at December 31, 2006. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”

We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 4 to our audited consolidated financial statements. The fair value of these contracts was a $0.6 million gain at December 31, 2007 and a $0.4 million loss at December 31, 2006. Based on our agreements outstanding at December 31, 2007, a 100-basis-point increase in interest rates would result in a decrease in the net aggregate market value of these instruments of $0.8 million, as compared with a decrease of $1.0 million at December 31, 2006. Conversely, a 100-basis-point decrease in interest rates would result in a $0.9 million increase in the net aggregate market value of these instruments at December 31, 2007, as compared with a net increase of $1.1 million at December 31, 2006. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, inventories, intangible assets, income taxes, revenue and warranty costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements.

Employee benefit plans

The net periodic pension cost for 2007 and projected benefit obligation as of December 31, 2007 were $0.8 million and $107.2 million, respectively, for our U.S. pension plans and $8.2 million and $605.3 million, respectively, for our international pension plans. The net periodic post-retirement cost for 2007 and expected postretirement benefit obligation as of December 31, 2007 for our U.S. post-retirement medical benefit plan were $0.8 million and $22.0 million, respectively.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In April 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2007, the weighted average return on assets assumption was 8.5% for the U.S. plan and 5.2% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $5.3 million after tax.

The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2007, the average discount rate assumption was 6.25% for the U.S. plans and 3.90% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $2.7 million after tax.

In 2007 and 2006, we made voluntary incremental funding payments of $7.7 million and $6.0 million, respectively, to reduce the underfunded status of our U.S. and U.K. pension plans. In the future, we may make additional mandatory or discretionary contributions to our plan or we could be required to make additional cash funding payments.

Equity compensation

We also have an equity incentive plan that provides for the grant of stock options, restricted stock, restricted stock units and other equity-based awards which, as of January 1, 2006, are accounted for and recognized in the consolidated statement of operations based on the grant-date fair value of the award under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Prior to January 1, 2006, these equity awards were accounted for under the intrinsic value method pursuant to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Note 10 to the audited consolidated financial statements provides supplemental information, including pro forma earnings and earnings per share, as if we had accounted for options based on the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” These methodologies yield an estimate of fair value based in part on a number of management estimates, the most significant of which include future volatility and estimated option lives. Changes in these assumptions could significantly impact the estimated fair value of stock options.

Inventory

As of December 31, 2007, inventories were $173.7 million.

We record our inventory at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of our inventory are made for excess and obsolete items based on usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

Goodwill and other intangible assets

As of December 31, 2007, our consolidated balance sheet included goodwill of $440.8 million and other intangible assets of $100.0 million.

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows and transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The most significant of these estimates and assumptions within our fair value models include estimated cash flows resulting from estimates of sales growth and controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.

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

As of December 31, 2004, our intangible assets included a $19.9 million indefinite life intangible asset relating to an intellectual property license. This license was previously subject to litigation with the grantor, and on June 6, 2005, we were ordered to pay $0.6 million in damages and the respective intellectual property license was terminated. Due to the cancellation of the license, we concluded that the intangible asset had no future benefit and as such, during the second quarter of 2005, we wrote off the total value of the asset, $19.9 million ($12 million after tax). This charge has been included as a component of Other (income) charges, net within the Statement of Operations. The damages of $0.6 million were subsequently reversed during 2006.

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

We have undistributed earnings of non-U.S. subsidiaries and currently believe that there will be no cost associated with the repatriation of such foreign earnings.

The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $242.9 million for the year ended December 31, 2007, each increase of $2.4 million in tax expense would increase our effective tax rate by 1%.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report under the supervision and with the participation of our disclosure committee, our Chief Financial Officer and Chief Executive Officer. Based upon that evaluation, our Chief Financial Officer and Chief Executive Officer concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued an attestation report on our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Robert F. Spoerry(1)	52	Executive Chairman of the Board of Directors
Olivier A. Filliol(1)	41	President and Chief Executive Officer
William P. Donnelly	46	Chief Financial Officer
Peter Bürker	62	Head of Human Resources
Thomas Caratsch	49	Head of Laboratory
Hans-Peter von Arb	53	Head of Retail
Joakim Weidemanis	38	Head of Product Inspection
Urs Widmer	57	Head of Industrial

(1)	Effective as of January 1, 2008

Robert F. Spoerry has been a Director since October 1996. Mr. Spoerry has been Executive Chairman of the Board of Directors since January 1, 2008 and served as President and Chief Executive Officer of the Company from 1993 to 2007. He also served as Head of Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been Chairman of the Board of Directors since May 1998.

Olivier A. Filliol has been President and Chief Executive Officer of the Company since January 1, 2008. Mr. Filliol served as Head of Global Sales, Service and Marketing of the Company from April 2004 to December 2007, and Head of Process Analytics of the Company from June 1999 to December 2007. From June 1998 to June 1999 he served as General Manager of the Company’s U.S. checkweighing operations. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company working in the Geneva, Paris and Sydney offices.

William P. Donnelly has been Chief Financial Officer of the Company since August 2004. From July 2002 to August 2004, he was Head of Product Inspection and the Company’s pipette business, and he was Chief Financial Officer of the Company from 1997 to July 2002.

Peter Bürker has been Head of Human Resources of the Company since 1995. From 1992 to 1994 he was the Company’s General Manager in Spain, and from 1989 to 1991 he headed the Company’s operations in Italy.

Thomas Caratsch has been Head of Laboratory of the Company since December 2007. From October 2007 to December 2007 he served as the Head of Business Development. Prior to joining the Company in October 2007 he held various management positions with Hoffmann La Roche from 1987 to March 2007, including Head of Disetronic Medical Systems AG from January 2003 to August 2006.

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

CEO and CFO Certifications

Our CEO submits an annual written affirmation to the New York Stock Exchange (NYSE) certifying the Company’s compliance with NYSE listing rules. The most recent annual affirmation was submitted in 2007.

Our CEO and CFO also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.

The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement.

Item 11.	Executive Compensation

The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2008 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the sections “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2007” in the 2008 Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions — None.

Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2008 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

Information appearing in the section “Audit Committee Report” in the 2008 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits, Financial Statements and Schedules:

1. Financial Statements. See Index to Consolidated Financial Statements included on page F-1.

2. Financial Statement Schedule. See Schedule II, which is included on page S-1.

3. List of Exhibits. See Exhibit Index included on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)

Date: February 15, 2008

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier Filliol Olivier A. Filliol	President and Chief Executive Officer
/s/ William P. Donnelly William P. Donnelly	Group Vice President and Chief Financial Officer (Principal financial and accounting officer)
/s/ Wah-Hui Chu Wah-Hui Chu	Director
/s/ Francis A. Contino Francis A. Contino	Director
/s/ John T. Dickson John T. Dickson	Director
/s/ Philip H. Geier Philip H. Geier	Director
/s/ Hans Ulrich Maerki Hans Ulrich Maerki	Director
/s/ George M. Milne George M. Milne	Director
/s/ Thomas P. Salice Thomas P. Salice	Director
/s/ Robert F. Spoerry Robert F. Spoerry	Director

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Company(1)
3.2		Amended By-laws of the Company, effective as of February 8, 2007(14)
4.6		Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares(9)
10.10		Amended and Restated Credit Agreement, dated as of November 7, 2005(2)
10.11		Indenture, dated as of November 12, 2003(11)
10.20		1997 Amended and Restated Stock Option Plan(3)
10.21		Amendment to the 1997 Amended and Restated Stock Option Plan(4)
10.22		Mettler-Toledo International Inc. 2004 Equity Incentive Plan(12)
10.23		Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008*
10.31		Regulations of the Performance Oriented Bonus System (POBS) — Incentive System for the Management of Mettler Toledo, effective as of November 5, 1998(5)
10.32		Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of March 14, 2000(6)
10.33		Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of March 7, 2000(6)
10.51		Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(7)
10.52		Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53		Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(7)
10.54		Employment Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of May 11, 2001(8)
10.55		Employment Agreement between Joakim Weidemanis and Mettler-Toledo International Inc., dated as of May 23, 2005(13)
10.56		Employment Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated as of April 11, 2006(13)
10	.57*	Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc. dated as of December 4, 2007
10	.58*	Form of Tax Equalization Agreement between Messrs. Bürker, Filliol, Lang, Lüthi, Spoerry, von Arb and Widmer and Mettler-Toledo International Inc., dated October 10, 2007
21	*	Subsidiaries of the Company
23	.1*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated November 8, 2005

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

(4)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

(5)	Incorporated by reference to the Company’s Report on Form 10-K dated March 18, 1999

(6)	Incorporated by reference to the Company’s Report on Form 10-K dated March 24, 2000

E-1

(7)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(9)	Incorporated by reference to the Company’s Registration Statement on Form 8-K/A filed on August 29, 2002

(10)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 4, 2003

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated March 15, 2004

(12)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(13)	Incorporated by reference to the Company’s Report on Form 10-Q dated July 28, 2006

(14)	Incorporated by reference to the Company’s Report on Form 10-K dated February 16, 2007

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Mettler-Toledo International Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 10 to the consolidated financial statements, effective January 1, 2006 the Company changed the manner in which it accounts for share-based compensation. As described in Note 11, at December 31, 2006, the Company changed the manner in which it records the funded status of its defined benefit pension and other postretirement plans. In addition, as described in Note 12 effective January 1, 2007 the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Columbus, Ohio
February 13, 2008

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2007	2006	2005

Net sales
Products	$1,387,519	$1,230,360	$1,144,309
Service	406,229	364,552	338,163

Total net sales	1,793,748	1,594,912	1,482,472
Cost of sales
Products	641,232	574,550	535,626
Service	256,335	229,930	216,527

Gross profit	896,181	790,432	730,319
Research and development	92,378	82,802	81,893
Selling, general and administrative	529,126	481,709	441,702
Amortization	11,682	11,503	11,436
Interest expense	21,003	17,492	14,880
Other (income) charges, net	(875)	(7,921)	20,224

Earnings before taxes	242,867	204,847	160,184
Provision for taxes	64,360	47,315	51,282

Net earnings	$178,507	$157,532	$108,902

Basic earnings per common share:
Net earnings	$4.82	$3.93	$2.58
Weighted average number of common shares	37,025,209	40,065,951	42,207,777
Diluted earnings per common share:
Net earnings	$4.70	$3.86	$2.52
Weighted average number of common and common equivalent shares	37,952,923	40,785,708	43,285,121

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$81,222	$151,269
Trade accounts receivable, less allowances of $8,804 in 2007 and $7,073 in 2006	354,596	306,879
Inventories	173,725	148,372
Current deferred tax assets, net	37,643	33,054
Other current assets and prepaid expenses	36,023	30,196

Total current assets	683,209	669,770
Property, plant and equipment, net	249,605	229,138
Goodwill	440,767	432,871
Other intangible assets, net	100,020	102,750
Non-current deferred tax assets, net	65,129	69,083
Other non-current assets	139,484	83,473

Total assets	$1,678,214	$1,587,085

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$127,109	$95,971
Accrued and other liabilities	73,661	71,209
Accrued compensation and related items	130,140	110,644
Deferred revenue and customer prepayments	52,703	41,553
Taxes payable	42,438	49,607
Current deferred tax liabilities	10,152	5,433
Short-term borrowings	11,570	9,962

Total current liabilities	447,773	384,379
Long-term debt	385,072	345,705
Non-current deferred tax liabilities	101,500	82,613
Other non-current liabilities	162,583	143,526

Total liabilities	1,096,928	956,223
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 35,638,483 and 38,430,124 shares at December 31, 2007 and 2006, respectively	448	448
Additional paid-in capital	548,378	528,863
Treasury stock at cost (9,147,528 shares in 2007 and 6,355,887 shares in 2006)	(662,393)	(374,819)
Retained earnings	652,236	493,691
Accumulated other comprehensive income (loss)	42,617	(17,321)

Total shareholders’ equity	581,286	630,862

Total liabilities and shareholders’ equity	$1,678,214	$1,587,085

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2004	43,366,139	$448	$476,704	$(67,404)	$308,173	$2,965	$720,886
Exercise of stock options	1,267,132	—	(34,704)	61,671	—	—	26,967
Repurchases of common stock	(3,229,200)	—	—	(164,592)	—	—	(164,592)
Tax benefit resulting from exercise of certain employee stock options	—	—	15,129	—	—	—	15,129
Comprehensive income:
Net earnings	—	—	—	—	108,902	—	108,902
Change in currency translation adjustment	—	—	—	—	—	(37,473)	(37,473)
Minimum pension liability adjustment, net of tax	—	—	—	—	—	(10,817)	(10,817)

Total comprehensive income							60,612

Balance at December 31, 2005	41,404,071	$448	$457,129	$(170,325)	$417,075	$(45,325)	$659,002
Exercise of stock options and restricted stock units	1,166,612	—	—	61,388	(30,956)	—	30,432
Common stock issued as equity compensation	1,000	—	8	53	—	—	61
Repurchases of common stock	(4,141,559)	—	—	(265,935)	—	—	(265,935)
Reclassification related to treasury stock reissuances	—	—	49,960	—	(49,960)	—	—
Tax benefit resulting from exercise of certain employee stock options	—	—	13,527	—	—	—	13,527
Stock-based compensation	—	—	8,239	—	—	—	8,239
Adoption of SFAS 158, net of tax	—	—	—	—	—	19,638	19,638
Comprehensive income:
Net earnings	—	—	—	—	157,532	—	157,532
Change in currency translation adjustment	—	—	—	—	—	10,570	10,570
Pension adjustment, net of tax	—	—	—	—	—	(2,204)	(2,204)

Total comprehensive income							165,898

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options and restricted stock units	593,090	—	—	37,025	(15,851)	—	21,174
Repurchases of common stock	(3,384,731)	—	—	(324,599)	—	—	(324,599)
Tax benefit resulting from exercise of certain employee stock options	—	—	11,373	—	—	—	11,373
Stock based compensation	—	—	8,142	—	—	—	8,142
Adoption of FIN 48	—	—	—	—	(4,111)	—	(4,111)
Comprehensive income:
Net earnings	—	—	—	—	178,507	—	178,507
Change in currency translation adjustment	—	—	—	—	—	27,941	27,941
Pension adjustment, net of tax	—	—	—	—	—	31,997	31,997

Total comprehensive income							238,445

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2007	2006	2005

Cash flows from operating activities:
Net earnings	$178,507	$157,532	$108,902
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,664	26,069	25,977
Amortization	11,682	11,503	11,436
Deferred taxes	22,234	7,365	10,962
Excess tax benefits from share-based payment arrangements	(9,573)	(11,336)	—
Share-based compensation	8,142	8,239	—
Other	(703)	(1,001)	20,057
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(28,161)	(20,066)	(18,377)
Inventories	(13,522)	11,379	(5,171)
Other current assets	(8,959)	2,594	2,790
Trade accounts payable	26,404	1,958	9,409
Taxes payable	(4,199)	(19,568)	3,056
Accruals and other	19,701	16,898	8,018

Net cash provided by operating activities	228,217	191,566	177,059

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	6,263	4,181	1,423
Purchase of property, plant and equipment	(47,545)	(34,329)	(32,498)
Acquisitions	(106)	(790)	(4,087)

Net cash used in investing activities	(41,388)	(30,938)	(35,162)

Cash flows from financing activities:
Proceeds from borrowings	132,298	119,989	667,901
Repayments of borrowings	(102,199)	(234,602)	(414,578)
Proceeds from exercise of stock options	21,217	30,453	27,007
Repurchases of common stock	(324,870)	(264,640)	(161,832)
Excess tax benefits from share-based payment arrangements	9,573	11,336	—
Refinancing fees	—	—	(760)

Net cash provided by (used in) financing activities	(263,981)	(337,464)	117,738

Effect of exchange rate changes on cash and cash equivalents	7,105	3,527	(2,233)

Net increase (decrease) in cash and cash equivalents	(70,047)	(173,309)	257,402

Cash and cash equivalents:
Beginning of period	151,269	324,578	67,176

End of period	$81,222	$151,269	$324,578

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,895	$16,845	$13,594
Taxes	$31,422	$48,151	$37,263

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority-owned subsidiaries.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less. The carrying value of these cash equivalents approximates fair value.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses in its existing trade accounts receivable. The Company determines the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of our inventory are made for excess and obsolete items based on usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Long-Lived Assets

a) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are charged to expense as incurred. Depreciation and amortization are charged on a straight-line basis over the estimated useful lives of the assets as follows:

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

The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statement of operations.

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

Earnings per Common Share

In accordance with the treasury stock method, the Company has included 927,714, 719,757 and 1,077,344 equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2007, 2006 and 2005, respectively, relating to outstanding stock options and restricted stock units.

Outstanding options to purchase 146,125, 416,375 and 127,125 shares of common stock for the years ending December 31, 2007, 2006 and 2005, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options would be anti-dilutive.

Equity-Based Compensation

The Company applies the fair value methodology under Statement of Financial Accounting Standards No. 123R, “Share-Based Compensation” (“SFAS 123R”), and related interpretations in accounting for its equity-based compensation plan.

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

The Company also enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized in interest expense over the life of the agreements as incurred. The Company’s fixed to floating interest rate swap agreements are accounted for as fair value hedges. The change in fair value of outstanding interest rate swap agreements that are effective as fair value hedges is recognized in earnings as incurred and is offset by the change in fair value of the hedged item.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) which clarifies how companies are required to use a fair value measure for recognition or disclosure. SFAS 157 establishes a common definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement will be effective for financial statements issued by the Company beginning January 1, 2008 and for the interim periods within 2008. In January 2008 the FASB issued FASB Staff Position FAS 157-b, “Effective Date of FASB Statement No. 157” (“FSP 157-b”). FSP 157-b delays the effective date of SFAS 157, Fair Value Measurements, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

November 15, 2008, and interim periods within those fiscal years. The Company does not believe that the adoption of SFAS 157 or FSP 157-b will have a material impact on its consolidated results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to elect on an instrument-by-instrument basis to fair value certain financial assets and financial liabilities with changes in fair value recognized in earnings as they occur. The election to fair value is generally irrevocable. The Statement will be effective for the Company beginning January 1, 2008. The Company has elected not to take the fair value option allowable under this Statement.

In December 2007, the FASB issued FASB Statement No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measures the goodwill acquired in the business combination or a gain from a bargain purchase and what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company beginning after January 1, 2009 and will impact business combination transactions that close subsequent to that date.

3.	INVENTORY

Inventory consisted of the following at December 31:

	2007	2006

Raw materials and parts	$90,778	$81,596
Work-in-progress	21,067	18,163
Finished goods	61,880	48,613

	$173,725	$148,372

4.	FINANCIAL INSTRUMENTS

In November 2003, the Company issued $150 million of seven-year Senior Notes (the “Senior Notes”). In connection with this issuance, the Company entered into an interest rate swap agreement, designated as a fair value hedge, which changes the fixed interest obligation associated with $30 million of the Senior Notes into a floating rate. This agreement has a maturity date of November 15, 2010. Under the swap, the Company will receive a fixed interest rate of 4.85% (i.e., the same rate as the Senior Notes) and pay interest at a rate of LIBOR plus 0.22%. At December 31, 2007 and 2006, the fair value of the swap was a gain of approximately $0.6 million and a loss of $0.4 million, respectively.

At December 31, 2007, the Company had outstanding foreign currency forward contracts with notional amounts of $67.6 million, in order to economically hedge short-term intercompany balances with its foreign businesses. The fair value of these contracts was a $0.6 million gain and a $0.2 million gain as of December 31, 2007 and 2006, respectively.

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

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The fair values of all derivative financial instruments are estimated based on current settlement prices obtained from dealer quotes. The values represent the estimated amount the Company would pay or receive to terminate the agreements at the balance sheet date.

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net, consisted of the following at December 31:

	2007	2006

Land	$57,191	$52,920
Building and leasehold improvements	166,652	147,392
Machinery and equipment	260,788	237,959
Computer software	4,395	4,337

	489,026	442,608
Less accumulated depreciation and amortization	(239,421)	(213,470)

	$249,605	$229,138

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2007	2006

Balance at beginning of year	$432,871	$423,048
Goodwill acquired	30	790
Foreign currency translation and other	7,866	9,033

Balance at year end	$440,767	$432,871

In accordance with SFAS 142, goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review under SFAS 142 and determined that, through December 31, 2007, there had been no impairment of these assets.

The components of other intangible assets as of December 31 are as follows:

	2007		2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$73,946	$(11,363)	$73,340	$(9,166)
Proven technology and patents	32,079	(18,077)	30,691	(15,538)
Tradename (finite life)	1,655	(654)	1,539	(550)
Tradename (indefinite life)	22,434	—	22,434	—

	$130,114	$(30,094)	$128,004	$(25,254)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.6 million for 2008 to 2010, $4.3 million for 2011 and $4.0 million for 2012. The non-indefinite-lived intangible assets are amortized on a straight-line basis over periods ranging from 7 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period.

The Company had amortization expense associated with the above intangible assets of $4.5 million, $4.5 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $7.2 million, $7.0 million and $7.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	WARRANTY

The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheet. Changes to the Company’s accrual for product warranties for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Balance at beginning of year	$10,977	$10,732
Accruals for warranties	14,883	13,247
Foreign currency translation	1,010	635
Payments/utilizations	(13,921)	(13,637)

Balance at year end	$12,949	$10,977

8.	DEBT

Debt consisted of the following at December 31:

	2007	2006

$150 million Senior Notes, interest at 4.85%, due November 15, 2010	$150,574	$149,557
Less: unamortized discount	(100)	(137)

	150,474	149,420
Revolving credit facilities, interest at LIBOR plus 0.375%	222,932	185,295
Other local arrangements	23,236	20,952

	396,642	355,667
Less: current portion	(11,570)	(9,962)

Long-term debt	$385,072	$345,705

Credit Agreement

In November 2005, we entered into an amended and restated credit agreement (the “Credit Agreement”). The $450 million Amended Credit Agreement is provided by a group of financial institutions and has a maturity date of November 5, 2010. It is not subject to any scheduled principal payments. Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our senior unsecured credit ratings (currently “BBB” by Standard & Poor’s and “Baa3” by Moody’s) and is currently set at LIBOR plus 0.375%. We must also pay facility fees that are tied to our credit ratings. The Credit Agreement contains covenants, for which the Company was in compliance as of December 31, 2007, including maintaining a ratio of debt to earnings before interest, tax, depreciation and amortization of less than 3.25 to 1.0 and an interest coverage ratio of more than 3.5 to 1.0. The Credit Agreement also places certain limitations on us, including

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

limiting the ability to grant liens or incur debt at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. The borrowings under the Credit Agreement have been classified as long-term debt in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis. As of December 31, 2007, approximately $216.8 million was available under the facility. The Credit Agreement is unsecured. The Company incurred fees of approximately $0.9 million in conjunction with amending and restating the Credit Agreement which are being amortized to interest expense through 2010.

Senior Notes

In November 2003, the Company issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010. The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes. At the Company’s option, the Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	the principal amount of the Senior Notes, or

•	the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.20%.

The Senior Notes contain limitations on the ability to incur liens and enter into sale and leaseback transactions exceeding 10% of the Company’s consolidated net worth.

Other Local Arrangements

During 2006, a wholly owned subsidiary of the Company issued and sold $10 million of redeemable equity instruments to one of the Company’s non-U.S. sponsored defined benefit plans. These instruments are redeemable beginning in July 2011 and, as such, are classified as long-term debt on the Company’s Consolidated Balance Sheet.

The Company’s weighted average interest rate for the years ended December 31, 2007 and 2006 was approximately 6% and 4% respectively. The carrying value of the Company’s debt obligations approximates fair value.

9.	SHAREHOLDERS’ EQUITY

Common Stock

The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2007, 5,112,020 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.

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

Restricted Stock Units

In 2007 and 2006, the Company granted 43,885 and 61,100, respectively, restricted stock units to certain employees and directors. The grant-date fair value of the restricted stock units granted in 2007 and 2006 was $105.11 and $68.06 per unit, respectively, and the restricted units vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant for 2007 and 2006 of $4.6 million and $4.2 million, respectively, will be recorded as compensation expense ratably over the vesting period. Approximately $1.7 million and $0.9 million of compensation expense was recognized during the years ended December 31, 2007 and 2006, respectively.

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

Share Repurchase Program

The Company has a share repurchase program that was announced in 2004. Under the program, the Company has been authorized to buy back up to $1.5 billion of common shares. As of December 31, 2007, there were $641.1 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 13.0 million shares since the inception of the program through December 31, 2007.

During the years ended December 31, 2007 and 2006, the Company spent $324.6 million and $265.9 million on the repurchase of 3,384,731 shares and 4,141,559 shares at an average price per share of $95.88 and $64.18, respectively. $5.2 million and $5.4 million relating to the settlement of shares repurchased as of December 31, 2007 and 2006 were cash settled during 2008 and 2007, respectively. The Company reissued

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

567,205 shares and 1,152,892 shares held in treasury for the exercise of stock options during 2007 and 2006, respectively. In connection with prior reissuances, during 2006, the Company has reclassified amounts within stockholders’ equity to reflect the differential between treasury stock cost and option proceeds as part of retained earnings rather than additional paid-in capital.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2007	2006	2005

Currency translation adjustment	$34,969	$7,028	$(3,542)
Pension and post-retirement benefit related items	6,411	(42,914)	(61,860)
Deferred taxes on pension and post-retirement benefit related items	1,237	18,565	20,077

Total accumulated other comprehensive income (loss)	$42,617	$(17,321)	$(45,325)

10.	EQUITY INCENTIVE PLAN

The Company’s equity incentive plan provides employees and directors of the Company additional incentive to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2004 equity incentive plan was approved by shareholders on May 6, 2004 and provides that 3.5 million shares of common stock, plus any options outstanding under the Company’s prior option plan that terminate without being exercised, may be the subject of awards. Of the 3.5 million shares of common stock available for awards, up to 2.1 million shares may be issued in the form of restricted stock or restricted stock units. The plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options generally vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years and six months. Restricted units vest equally over a five-year period from the date of grant. During 2005, the compensation committee of the Board of Directors determined to grant restricted share units to participating managers and non-qualified stock options to executive officers.

On January 1, 2006, the Company adopted SFAS 123R and Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payments,” applying the modified prospective method. SFAS 123R requires all share-based compensation arrangements granted to employees, including stock option grants, to be recognized in the consolidated statement of operations based on the grant date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, the Company is required to record share-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption.

Share-based compensation expense is recorded within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

consolidated balance sheet. Prior year amounts have not been restated. The effect on net earnings and net earnings per share for year ended December 31, 2007 is as follows:

	2007	2006

Share-based compensation by award type:
Stock options	$6,469	$7,355
Restricted stock units	1,673	884

Total share-based compensation	8,142	8,239
Tax effect on share-based compensation	(2,707)	(2,716)

Effect on net earnings	$5,435	$5,523

Effect on net earnings per share:
Basic	$0.15	$0.14
Diluted	$0.14	$0.14

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2006 through December 31, 2007:

	Number of	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Value (In millions)

Outstanding at December 31, 2006	3,026,085	$45.05	$102.3
Granted	228,800	104.91
Exercised	(567,205)	37.33
Forfeited	(153,000)	51.85

Outstanding at December 31, 2007	2,534,680	$51.78	$157.2
Options exercisable at December 31, 2007	1,552,580	$42.74	$110.3

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2007 by range of exercise prices:

		Remaining Contractual
Number of Options	Weighted Average	Life of Options	Options
Outstanding	Exercise Price	Outstanding	Exercisable

86,550	$28.46	3.1	71,650
719,160	36.19	5.5	644,760
842,670	46.81	5.6	636,070
657,500	59.77	8.7	200,100
228,800	104.91	9.8	—

2,534,680		6.7	1,552,580

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2007, 2006 and 2005 was approximately $31.80, $21.32 and $16.15, respectively. Such

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2007	2006	2005

Risk-free interest rate	4.03%	4.60%	4.50%
Expected life in years	5	5	5
Expected volatility	25%	25%	25%
Expected dividend yield	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $35.8 million, $44.0 million and $42.8 million, respectively.

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was approximately $7.0 million, $7.8 million and $8.2 million, respectively.

The following table summarizes all restricted stock unit activity from December 31, 2006 through December 31, 2007:

	Number of Restricted	Aggregate Intrinsic
	Stock Units	Value (In millions)

Outstanding at December 31, 2006	119,980	$9.5
Granted	43,885
Vested	(25,885)
Forfeited	(5,995)

Outstanding at December 31, 2007	131,985	$15.0

The total fair value of restricted stock units vested during the years ended December 31, 2007, 2006 and 2005 was approximately $1.8 million, $0.9 million and $0.1 million, respectively.

At December 31, 2007, a total of 2,445,155 shares of common stock were available for grant in the form of stock options or restricted stock units, of which up to a total of 1,927,210 were available for grant as restricted stock units.

As of December 31, 2007, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $27.2 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.4 years.

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

2005

Net earnings:
As reported	$108,902
Compensation expense, net of tax benefit	(6,277)

Pro forma	$102,625

Basic earnings per common share:
As reported	$2.58
Compensation expense	(0.15)

Pro forma	$2.43

Weighted average number of common shares	42,207,777
Diluted earnings per common share:
As reported	$2.52
Compensation expense	(0.14)

Pro forma	$2.38

Weighted average number of common and common equivalent shares	43,122,131

11.	BENEFIT PLANS

Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.

Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $13.8 million, $11.1 million and $9.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The Company uses a measurement date of September 30 and December 31 for its defined benefit pension and other benefit plans. The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plans at December 31, 2007 and 2006:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$113,210	$115,904	$569,699	$479,254	$23,923	$25,232
Service cost, gross	679	660	23,127	19,250	405	253
Interest cost	6,358	6,227	19,090	16,453	1,322	1,321
Actuarial (gains) losses	(7,708)	(4,067)	(38,769)	29,040	(1,784)	(998)
Plan amendments and other	—	—	220	3,319	—	—
Benefits paid	(5,334)	(5,514)	(17,325)	(20,754)	(1,584)	(1,885)
Impact of foreign currency	—	—	49,242	43,137	—	—

Benefit obligation at end of year	$107,205	$113,210	$605,284	$569,699	$22,282	$23,923

Change in plan assets:
Fair value of plan assets at beginning of year	$100,799	$97,980	$519,907	$439,037	$—	$—
Actual return on plan assets	12,899	8,292	20,517	44,069	—	—
Employer contributions	44	41	22,306	13,501	1,584	1,885
Plan participants’ contributions	—	—	7,434	6,165	116	119
Benefits paid	(5,334)	(5,514)	(17,325)	(20,754)	(1,700)	(2,004)
Impact of foreign currency	—	—	44,732	37,889	—	—

Fair value of plan assets at end of year	$108,408	$100,799	$597,571	$519,907	$—	$—

Funded status	$1,203	$(12,411)	$(7,713)	$(49,792)	$(22,282)	$(23,923)
Net actuarial (gain) loss	19,379	33,755	(21,593)	12,529	(4,197)	(3,370)
Post-measurement date contributions	7,711	10	—	5,566	327	376

Net amount recognized	$28,293	$21,354	$(29,306)	$(31,697)	$(26,152)	$(26,917)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2007	2006	2007	2006	2007	2006

Other non-current assets	$10,051	$—	$97,504	$32,846	$—	$—
Pension and other post-retirement liabilities	(1,137)	(12,401)	(105,217)	(99,647)	(21,955)	(23,547)
Accumulated other comprehensive loss	19,379	33,755	(21,593)	35,104	(4,197)	(3,370)

Net amount recognized	$28,293	$21,354	$(29,306)	$(31,697)	$(26,152)	$(26,917)

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued compensation and related items and other non-current liabilities, respectively. The current portion of the accrued pension and other postretirement liabilities at December 31, 2007 and 2006 was $0.1 million in both years for the U.S. defined benefit pension plan, $5.7 million and $2.8 million, respectively, for the non-U.S. plans and $2.2 million and $2.3 million, respectively, for the U.S. post-retirement plans. The long-term portion of the accrued pension liabilities and other post-retirement liabilities at December 31, 2007 and 2006 was $1.0 million and $12.3 million, respectively, for the U.S. defined benefit pension plan, $99.5 million and $96.8 million, respectively, for the non-U.S. plans and $19.7 million and $21.2 million, respectively, for the U.S. post-retirement plans.

The following amounts have been recognized in Accumulated Other Comprehensive Income, before taxes, at December 31, 2007 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension	Non-U.S.
	Benefits	Pension Benefits	Other Benefits

Prior service cost, net	$—	$(6,121)	$(2,824)
Actuarial (gains)/losses	19,379	(15,573)	(1,373)
Transition obligations/(assets)	—	101	—

Total	19,379	(21,593)	(4,197)

The accumulated benefit obligations at December 31, 2007 and 2006 were $107.2 million and $113.2 million, respectively, for the U.S. defined benefit pension plan and $530.7 million and $497.7 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. Pension Benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of assets of these plans as of December 31, 2007 were $138.3 million, $126.4 million and $31.6 million, respectively.

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2007	2006	2005	2007	2006	2005

Discount rate	6.25%	5.75%	5.50%	3.90%	3.30%	3.30%
Compensation increase rate	n/a	n/a	n/a	2.35%	2.10%	2.30%

The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.50%	5.75%	3.90%	3.30%	3.30%
Compensation increase rate	n/a	n/a	n/a	2.35%	2.10%	2.30%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	5.15%	5.10%	5.20%

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2007	2006	2005	2007	2006	2005

Service cost, net	$679	$660	$635	$15,627	$13,009	$12,607
Interest cost on projected benefit obligations	6,358	6,227	6,030	19,090	16,453	17,241
Expected return on plan assets	(8,289)	(8,047)	(7,612)	(27,432)	(23,722)	(22,216)
Recognition of actuarial losses (gains)	2,058	2,583	2,407	889	371	(1,035)

Net periodic pension cost	$806	$1,423	$1,460	$8,174	$6,111	$6,597

Net periodic post-retirement benefit cost for the U.S. post-retirement plans includes the following components for the years ended December 31:

	2007	2006	2005

Service cost	$405	$253	$211
Interest cost on projected benefit obligations	1,322	1,321	1,431
Net amortization and deferral	(957)	(958)	(958)

Net periodic post-retirement benefit cost	$770	$616	$684

The amounts remaining in Accumulated Other Comprehensive Income that are expected to be recognized as a component of net periodic pension cost during 2008 are as follows:

	U.S. Pension	Non-U.S.
	Benefits	Pension Benefits	Other Benefits

Prior service cost, net	$—	$(493)	$(957)
Actuarial (gains)/losses	791	1,016	—
Transition obligations	—	50	—

Total	$791	$573	$(957)

The projected post-retirement benefit obligation was principally determined using discount rates of 6.25% in 2007, 5.75% in 2006 and 5.50% in 2005 and net periodic post-retirement benefit cost was principally determined using discount rates of 5.75% in 2007, 5.50% in 2006 and 5.75% in 2005 and health care cost trend rates ranging from 8.0% to 11% in 2007, 8.5% to 12% in 2006 and 9% to 12.0% in 2005, decreasing to 5.0% in 2011.

The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$150	$(134)
Effect on post-retirement benefit obligation	$1,756	$(1,571)

Plan assets relate principally to the Company’s U.S. and Swiss subsidiaries and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

investments. Actual and target asset allocations in the Company’s pension plans at December 31, 2007 and 2006 were as follows:

	U.S.			Non-U.S.
	Target	2007	2006	Target	2007	2006

Debt securities	30-40%	37%	34%	40-60%	46%	53%
Equity securities	60-70%	63%	66%	30-50%	47%	41%
Real estate and other	0-5%	0%	0%	5-15%	7%	6%

Total	100%	100%	100%	100%	100%	100%

Investment policies and strategies for each of the Company’s pension plans are determined periodically by pension trustees for each plan, having regard for the potential risks and returns offered by investment in the various assets available. Target asset allocation and investment return criteria are established by the trustees with the overriding objective of stable earnings growth. Actual results are monitored against those targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by a third-party asset management company, reporting to the pension trustees. The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP are generally based on historical investment performance and the target investment return criteria for the future determined by the trustees.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension	Non-U.S.		Other Benefits Net of
	Benefits	Pension Benefits	Other Benefits Gross	Subsidy

2008	$5,523	$16,500	$2,557	$2,217
2009	5,693	18,463	2,617	2,261
2010	5,802	18,989	2,651	2,278
2011	6,017	20,199	2,629	2,247
2012	6,252	22,726	2,595	2,208
2013 - 2017	35,944	132,796	12,039	10,228

The Company made voluntary incremental pension contributions of $7.7 million in 2007 and $6.0 million in 2006 to certain underfunded pension plans. The Company does not expect to receive any refunds from its benefit plans during 2008.

In 2008, the Company expects to make normal employer pension contributions of approximately $15.6 million to its non-U.S. pension plans and normal employer contributions of approximately $2.2 million to its U.S. post-retirement medical plan.

12.	TAXES

The sources of the Company’s earnings (losses) before taxes were as follows for the years ending December 31:

	2007	2006	2005

United States	$41,970	$31,889	$(1,955)
Non-United States	200,897	172,958	162,139

Earnings before taxes	$242,867	$204,847	$160,184

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The provisions for taxes consist of:

	Current	Deferred	Total

Year ended December 31, 2007:
United States federal	$—	$15,362	$15,362
State and local	1,040	(500)	540
Non-United States	41,086	7,372	48,458

Total	$42,126	$22,234	$64,360

Year ended December 31, 2006:
United States federal	$—	$9,798	$9,798
State and local	738	(491)	247
Non-United States	39,212	(1,942)	37,270

Total	$39,950	$7,365	$47,315

Year ended December 31, 2005:
United States federal	$4,442	$17,511	$21,953
State and local	1,473	(2,137)	(664)
Non-United States	33,040	(3,047)	29,993

Total	$38,955	$12,327	$51,282

The provisions for tax expense for the years ending December 31, 2007, 2006 and 2005 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2007	2006	2005

Expected tax	$85,003	$71,696	$56,064
United States state and local income taxes, net of federal income tax benefit	540	247	(1,574)
Change in valuation allowance	—	10,860	160
Special foreign earnings repatriations and audit settlements	—	—	5,411
Other non-United States income taxes at other than a 35% rate	(23,430)	(17,700)	(9,428)
Release of unremitted foreign earnings liability	—	(13,450)	—
Foreign jurisdiction tax law change	1,575	(5,050)	—
Other, net	672	712	649

Total provision for taxes	$64,360	$47,315	$51,282

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2007	2006

Deferred tax assets:
Inventory	$14,925	$14,170
Accrued and other liabilities	36,065	31,079
Accrued post-retirement benefit and pension costs	25,964	36,237
Net operating loss and tax credit carryforwards	41,439	48,445
Other	8,201	4,162

Total deferred tax assets	126,594	134,093
Less valuation allowance	(23,822)	(31,956)

Total deferred tax assets less valuation allowance	102,772	102,137

Deferred tax liabilities:
Inventory	3,122	2,506
Property, plant and equipment	37,809	35,617
Rainin intangibles amortization	25,760	19,054
Prepaid post-retirement benefit and pension costs	21,971	22,184
Other	19,643	8,685
International earnings	3,347	—

Total deferred tax liabilities	111,652	88,046

Net deferred tax asset (liability)	$(8,880)	$14,091

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the date of adoption, the Company recognized a $4.1 million increase in the liability for unrecognized tax benefits with a corresponding reduction in retained earnings. The Company’s total balance of unrecognized tax benefits as of January 1, 2007 was $24.4 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits at January 1, 2007	$24,363
Increases related to prior year tax positions	860
Decreases related to prior year tax positions	(2,313)
Increases related to current tax positions	3,046
Foreign currency translation increases to prior year tax positions	947
Decreases relating to taxing authority settlements	—
Decreases resulting from a lapse of the applicable statute of limitations	(116)

Unrecognized tax benefits at December 31, 2007	$26,787

Included in the unrecognized tax benefits balance at December 31, 2007 is $23.2 million of unrecognized tax benefits that if recognized would reduce the Company’s tax rate. The Company recognizes accrued

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2007 was $2.3 million.

The Company believes that it is reasonably possible that the unrecognized tax benefit balance could change over the next 12 months, primarily related to potential disputes raised by the taxing authorities over income and expense recognition. An estimate of the range of these increases cannot currently be made. However, the Company does not expect a change would have a material impact on its financial position, results of operations or cash flows.

The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $8.1 million decrease in the total valuation allowance during 2007 is primarily attributable to $4.8 million related to the expiration or utilization of tax loss carryforwards and $3.3 million related to the adoption of FIN 48. During 2006, the Company incurred a $10.5 million charge related to the establishment of a valuation allowance for foreign tax credit carryforwards described below. $2.7 million of the Company’s total valuation allowance will be credited to shareholders’ equity if and when realized.

At December 31, 2007, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.

The Company plans to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years. All other undistributed earnings are considered to be permanently reinvested. The Company currently believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes.

During the third quarter of 2007, the Company recorded certain discrete tax items which resulted in a net tax benefit of $1.1 million. The discrete items include a benefit of $3.4 million related to a favorable resolution of certain tax matters and other adjustments related to prior years, which were partially offset by a charge of $2.3 million primarily due to a tax law change in Germany.

During 2006, the Company implemented a legal reorganization that resulted in a reduction of the estimated annual effective tax rate before discrete items from 30% to 27%. In addition to the change in the Company’s annual effective tax rate, the Company recorded three discrete tax items: a charge of $10.5 million related to the establishment of a valuation allowance on foreign tax credit carryforwards, a benefit of $13.4 million associated with a reduction of a liability previously established for estimated costs to repatriate unremitted earnings of foreign subsidiaries and a favorable tax law change resulting in a benefit of $5.1 million.

As a result of the American Jobs Creation Act of 2004, the Company repatriated $396 million of cash during 2005 that had been generated over time by its foreign operations. As a result of this repatriation, the Company recorded additional income tax expense of $13.1 million during 2005. This amount reflects the federal tax impact in the United States (including certain state taxes) of $12.3 million, foreign withholding taxes of $2.0 million and a net decrease of $1.2 million of deferred tax liabilities associated with the reassessment of pre-existing and future dividend repatriations. In addition, the Company recorded tax benefits of $7.7 million during 2005 related to a favorable resolution of certain tax matters.

As of December 31, 2007, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2002, the United States after 2003, France and Switzerland after 2004, the United

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Kingdom after 2005 and China after 2006. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

13.	OTHER (INCOME) CHARGES, NET

Other (income) charges, net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

In 2005, other (income) charges, net included a $21.8 million charge related to litigation. In 2005, the Company wrote-off a non-cash $19.9 million ($12 million after tax) intangible asset relating to an intellectual property license that was subject to litigation with the grantor which is included as a component of Other and Deferred taxes in the interim consolidated statements of cash flows. This license enabled a wholly owned subsidiary of the Company exclusive rights to distribute certain third-party manufactured pipettes in the United States. A judgment entered on June 6, 2005 terminated the license agreement and awarded damages to the other party. The Company also incurred $1.9 million of related legal costs during 2005, which includes damages of $0.6 million due to the grantor. The damages of $0.6 million were subsequently reversed during 2006.

14.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2007:

2008	$22,939
2009	16,776
2010	12,585
2011	8,591
2012	6,585
Thereafter	11,747

Total	$79,223

Rent expense for operating leases amounted to $32.9 million, $31.2 million and $30.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

U.S. Operations represent certain of the Company’s marketing and producing organizations located in the United States. Western European Operations include the Company’s marketing and producing organizations in Western Europe, excluding operations located in Switzerland. Swiss Operations include marketing and producing organizations located in Switzerland as well as extensive R&D operations that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Chinese Operations represent the Company’s marketing and producing organizations located in China. The Company’s market organizations are geographically focused and are responsible for all aspects of the Company’s sales and service. Operating segments that exist outside these reportable segments are included in Other.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment profit for segment reporting (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges (income) and taxes). Inter-segment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located. The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to					Purchase of,
For the Year Ended	External	Other	Total Net	Segment			Property Plant
December 31, 2007	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$614,735	$57,134	$671,869	$104,913	$6,881	$868,202	$(7,258)	$272,572
Swiss Operations	109,867	281,175	391,042	81,158	7,805	537,360	(7,780)	25,126
Western European Operations	614,268	77,468	691,736	58,497	6,044	945,677	(7,406)	122,530
Chinese Operations	168,261	86,249	254,510	57,481	3,251	174,867	(11,918)	1,969
Other(a)	286,617	3,713	290,330	29,887	2,068	165,611	(3,852)	18,570
Eliminations and Corporate(b)	—	(505,739)	(505,739)	(57,259)	615	(1,013,503)	(9,331)	—

Total	$1,793,748	$—	$1,793,748	$274,677	$26,664	$1,678,214	$(47,545)	$440,767

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property Plant
December 31, 2006	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$586,069	$51,349	$637,418	$89,384	$6,959	$818,841	$(7,497)	$272,620
Swiss Operations	96,311	244,538	340,849	70,083	7,632	431,542	(5,071)	23,820
Western European Operations	538,953	68,883	607,836	50,635	5,490	887,866	(6,506)	116,771
Chinese Operations	132,710	68,721	201,431	45,160	3,294	138,853	(8,723)	1,887
Other(a)	240,869	—	240,869	21,412	1,901	140,177	(2,444)	17,773
Eliminations and Corporate(b)	—	(433,491)	(433,491)	(50,753)	793	(830,194)	(4,088)	—

Total	$1,594,912	$—	$1,594,912	$225,921	$26,069	$1,587,085	$(34,329)	$432,871

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property Plant
December 31, 2005	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$560,238	$50,361	$610,599	$79,448	$7,058	$904,758	$(12,056)	$272,683
Swiss Operations	88,138	236,763	324,901	65,471	7,777	348,799	(4,739)	22,666
Western European Operations	508,289	69,293	577,582	45,466	5,548	801,900	(5,192)	107,306
Chinese Operations	116,912	57,997	174,909	40,245	3,110	114,481	(3,326)	1,833
Other(a)	208,895	559	209,454	14,745	1,646	118,793	(2,369)	18,560
Eliminations and Corporate(b)	—	(414,973)	(414,973)	(38,651)	838	(618,958)	(4,816)	—

Total	$1,482,472	$—	$1,482,472	$206,724	$25,977	$1,669,773	$(32,498)	$423,048

(a)	Other includes reporting units in Eastern Europe, Latin America and segments from other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

Reconciliation of earnings before tax to segment profit follows:

	2007	2006	2005

Earnings before taxes	$242,867	$204,847	$160,184
Amortization	11,682	11,503	11,436
Interest expense	21,003	17,492	14,880
Other (income) charges, net	(875)	(7,921)	20,224

Segment profit	$274,677	$225,921	$206,724

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

	2007	2006	2005

Weighing-related instruments	$883,266	$758,882	$703,581
Non-weighing instruments	504,253	471,478	440,728
Service	406,229	364,552	338,163

Total net sales	$1,793,748	$1,594,912	$1,482,472

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the year ended December 31 follows:

				Property, Plant and
	Net Sales			Equipment, Net
	2007	2006	2005	2007	2006

United States	$559,723	$535,654	$513,102	$34,456	$36,111
Other Americas	121,110	105,588	94,240	3,649	2,422

Total Americas	680,833	641,242	607,342	38,105	38,533
Germany	159,182	148,003	140,877	34,039	30,773
France	129,449	114,065	108,352	6,284	5,301
United Kingdom	66,710	60,026	59,210	117,751	7,363
Switzerland	58,126	54,779	52,431	7,035	110,477
Other Europe	348,180	289,865	256,909	8,367	7,529

Total Europe	761,647	666,738	617,779	173,476	161,443
China	162,751	129,682	114,782	35,500	26,781
Rest of World	188,517	157,250	142,569	2,524	2,381

Total Asia/Rest of World	351,268	286,932	257,351	38,024	29,162

Total	$1,793,748	$1,594,912	$1,482,472	$249,605	$229,138

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2007 and 2006 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2007
Net sales	$387,764	$430,544	$442,600	$532,840
Gross profit	191,479	215,093	219,009	270,600
Net earnings	$30,430	$41,031	$43,772	$63,274
Basic earnings per common share:
Net earnings	$0.80	$1.10	$1.19	$1.76
Weighted average number of common shares	38,065,483	37,454,360	36,650,215	35,930,778
Diluted earnings per common share:
Net earnings	$0.78	$1.07	$1.16	$1.72
Weighted average number of common shares	38,931,681	38,409,325	37,597,020	36,873,667
Market price per share:
High	$91.61	$101.76	$103.19	$118.54
Low	$77.78	$89.94	$86.59	$102.32

2006
Net sales	$346,160	$389,157	$397,318	$462,277
Gross profit	170,340	192,435	194,057	233,600
Net earnings	$23,715	$34,757	$47,040	$52,020
Basic earnings per common share:
Net earnings	$0.58	$0.86	$1.18	$1.34
Weighted average number of common shares	41,050,849	40,535,389	39,795,452	38,882,113
Diluted earnings per common share:
Net earnings	$0.57	$0.84	$1.16	$1.31
Weighted average number of common shares	41,774,068	41,237,812	40,455,687	39,675,263
Market price per share:
High	$61.90	$68.34	$66.15	$80.80
Low	$55.62	$58.50	$56.70	$66.00

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at the	(1)	(2)
	Beginning of	Charged to	Charged to		Balance at End
Description	Period	Costs and Expenses	Other Accounts	-Deductions-	of Period

			Note (A)	Note (B)

Accounts Receivable—allowance for doubtful accounts:
Year ended December 31, 2007	7,073	461	651	(619)	8,804
Year ended December 31, 2006	7,897	961	394	2,179	7,073
Year ended December 31, 2005	9,759	1,034	(498)	2,398	7,897
Deferred tax valuation allowance:
Year ended December 31, 2007	31,956	348	(3,348)	5,134	23,822
Year ended December 31, 2006	25,160	11,877	—	5,081	31,956
Year ended December 31, 2005	25,000	160	—	—	25,160

Note (A)

For accounts receivable, amount primarily comprises currency translation adjustments.

For deferred tax valuation allowance, amount relates to adoption of FIN 48.

Note (B)

For accounts receivable in 2007, amount represents recoveries of accounts previously written off in excess of uncollectible balances.

For accounts receivable in 2006 and 2005, amount represents excess of uncollectible balances written off over recoveries of accounts previously written off.

For deferred tax valuation allowance, reductions relate to tax credit and tax loss carryforwards.

S-1