Form 10-Q
period 2008-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2008-04-25
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 1-13595
Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland
and
1900 Polaris Parkway
Columbus, Ohio 43240

(Address of principal executive offices)
(Zip Code)
+41-44-944-22-11 and 1-614-438-4511

(Registrant’s telephone number, including area code)
not applicable

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 34,733,815 shares of Common Stock outstanding at March 31, 2008.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Unaudited Interim Consolidated Financial Statements:

	Interim Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	3

	Interim Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	4

	Interim Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the three months ended March 31, 2008 and twelve months ended December 31, 2007	5

	Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	6

	Notes to the Interim Consolidated Financial Statements at March 31, 2008	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURE		27
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
(In thousands, except share data)
(unaudited)

	March 31,	March 31,
	2008	2007

Net sales
Products	$335,937	$294,393
Service	103,018	93,371

Total net sales	438,955	387,764
Cost of sales
Products	151,168	134,806
Service	66,635	61,479

Gross profit	221,152	191,479
Research and development	24,254	21,336
Selling, general and administrative	138,602	121,436
Amortization	2,405	2,925
Interest expense	5,849	4,460
Other charges (income), net	1,675	(362)

Earnings before taxes	48,367	41,684
Provision for taxes	10,088	11,254

Net earnings	$38,279	$30,430

Basic earnings per common share:
Net earnings	$1.09	$0.80
Weighted average number of common shares	35,119,322	38,065,483

Diluted earnings per common share:
Net earnings	$1.06	$0.78
Weighted average number of common and common equivalent shares	35,993,750	38,931,681
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$80,684	$81,222
Trade accounts receivable, less allowances of $9,670 at March 31, 2008 and $8,804 at December 31, 2007	342,867	354,596
Inventory	199,872	173,725
Current deferred tax assets, net	37,910	37,643
Other current assets and prepaid expenses	48,638	36,023

Total current assets	709,971	683,209
Property, plant and equipment, net	256,259	249,605
Goodwill	447,931	440,767
Other intangible assets, net	99,802	100,020
Non-current deferred tax assets, net	67,160	65,129
Other non-current assets	157,245	139,484

Total assets	$1,738,368	$1,678,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$106,175	$127,109
Accrued and other liabilities	73,684	73,661
Accrued compensation and related items	92,236	130,140
Deferred revenue and customer prepayments	78,758	52,703
Taxes payable	49,295	42,438
Current deferred tax liabilities	7,786	10,152
Short-term borrowings	19,694	11,570

Total current liabilities	427,628	447,773
Long-term debt	471,855	385,072
Non-current deferred tax liabilities	107,372	101,500
Other non-current liabilities	172,505	162,583

Total liabilities	1,179,360	1,096,928

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 34,733,815 and 35,638,483 shares at March 31, 2008 and December 31, 2007, respectively	448	448
Additional paid-in capital	551,106	548,378
Treasury stock at cost (10,052,196 shares at March 31, 2008 and 9,147,528 shares at December 31, 2007)	(754,598)	(662,393)
Retained earnings	689,841	652,236
Accumulated other comprehensive income (loss)	72,211	42,617

Total shareholders’ equity	559,008	581,286

Total liabilities and shareholders’ equity	$1,738,368	$1,678,214

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Three months ended March 31, 2008 and twelve months ended December 31, 2007
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options and restricted stock units	593,090	—	—	37,025	(15,851)	—	21,174
Repurchases of common stock	(3,384,731)	—	—	(324,599)	—	—	(324,599)
Tax benefit resulting from exercise of certain employee stock options	—	—	11,373	—	—	—	11,373
Share-based compensation	—	—	8,142	—	—	—	8,142
Adoption of FIN 48	—	—	—	—	(4,111)	—	(4,111)
Comprehensive income:
Net earnings	—	—	—	—	178,507	—	178,507
Change in currency translation adjustment	—	—	—	—	—	27,941	27,941
Pension adjustment, net of tax	—	—	—	—	—	31,997	31,997

Comprehensive income	—	—	—	—	—	—	238,445

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	32,760	—		2,245	(1,026)	—	1,219
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(954,188)	—	—	(95,599)	—	—	(95,599)
Tax benefit resulting from exercise of certain employee stock options	—	—	202	—	—	—	202
Share-based compensation	—	—	2,526	—	—	—	2,526
Comprehensive income:
Net earnings	—	—	—	—	38,279	—	38,279
Change in currency translation adjustment	—	—	—	—	—	29,512	29,512
Pension adjustment, net of tax	—	—	—	—	—	82	82

Comprehensive income	—	—	—	—	—	—	67,873

Balance at March 31, 2008	34,733,815	$448	$551,106	$(754,598)	$689,841	$72,211	$559,008

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2008 and 2007
(In thousands)
(unaudited)

	March 31,	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$38,279	$30,430
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,304	6,454
Amortization	2,405	2,925
Deferred taxes	(451)	(2,375)
Excess tax benefits from share-based payment arrangements	(219)	(2,455)
Share-based compensation	2,526	2,081
(Gain) loss from sale of property, plant and equipment	(2,699)	5
Other	(377)	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	27,602	18,199
Inventory	(14,270)	(10,857)
Other current assets	(10,090)	(7,464)
Trade accounts payable	(26,087)	(6,007)
Taxes payable	2,462	14,249
Accruals and other	(18,154)	(12,882)

Net cash provided by operating activities	8,231	32,303

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12,476	206
Purchase of property, plant and equipment	(7,379)	(7,857)

Net cash provided by (used in) investing activities	5,097	(7,651)

Cash flows from financing activities:
Proceeds from borrowings	124,032	3,792
Repayments of borrowings	(44,722)	(17,306)
Proceeds from stock option exercises	1,219	6,023
Repurchases of common stock	(98,611)	(76,939)
Excess tax benefits from share-based payment arrangements	219	2,455

Net cash used in financing activities	(17,863)	(81,975)

Effect of exchange rate changes on cash and cash equivalents	3,997	1,584

Net decrease in cash and cash equivalents	(538)	(55,739)

Cash and cash equivalents:
Beginning of period	81,222	151,269

End of period	$80,684	$95,530

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     All intercompany transactions and balances have been eliminated.
     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited (Continued)
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
     Inventory consisted of the following:

	March 31,	December 31,
	2008	2007

Raw materials and parts	$93,698	$90,778
Work-in-progress	27,722	21,067
Finished goods	78,452	61,880

	$199,872	$173,725

Other Intangible Assets
     Other intangible assets include indefinite lived assets and definite lived assets which are subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets and the continued accounting for previously recognized intangible assets and goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consist of the following:

	March 31, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$74,020	$(12,005)	$73,946	$(11,363)
Proven technology and patents	33,150	(18,920)	32,079	(18,077)
Tradename (finite life)	1,803	(680)	1,655	(654)
Tradename (indefinite life)	22,434	—	22,434	—

	$131,407	$(31,605)	$130,114	$(30,094)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.6 million for 2008, $4.7 million for 2009 and 2010, $4.5 million for 2011 and $4.1 million for 2012. The Company had amortization expense associated with the above intangible assets of $1.2 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.
     In addition to the above amortization, the Company had amortization expense associated with capitalized software of $1.2 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	March 31,	March 31,
	2008	2007
Balance at beginning of period	$12,949	$10,977
Accruals for warranties	4,161	3,187
Foreign currency translation	364	221
Payments / utilizations	(3,769)	(3,323)

Balance at end of period	$13,705	$11,062

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
     The Company applies the modified prospective method under SFAS 123R and Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payments.” The Company recognizes compensation expense in selling, general and administrative expense in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company had $2.5 million and $2.1 million of share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.
     During the three months ended March 31, 2008, the Company granted 213,850 performance-based options with a grant-date fair value of $32.20. Compensation expense will be recognized over the five year vesting provisions based upon the probability of the performance condition being met.
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, (“SFAS 157”) except as it relates to nonfinancial assets pursuant to FSP 157-b as described below. SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial position.
     As of March 31, 2008, the Company has derivative assets totaling $1.6 million and derivative liabilities totaling $0.1 million. These derivative assets and liabilities consist of foreign currency forward exchange contracts and an interest rate swap agreement. The forward exchange contracts economically hedge short-term intercompany balances with the Company’s foreign businesses. The interest rate swap agreement changes the Company’s fixed interest obligation associated with $30 million of Senior Notes into a floating rate, and is accounted for as a fair value hedge. Changes in the fair values of these derivative assets and liabilities were insignificant to the Company’s consolidated results of operations and financial position for the three month period ended March 31, 2008.
     The fair values of these instruments are estimated based upon current valuation information obtained from dealer quotes, and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the three month period ended March 31, 2008.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The Company has not yet applied the provisions of SFAS 157 to its nonfinancial assets such as goodwill and other intangible assets, in accordance with FSP 157-b, Effective Date of FASB Statement No. 157, which will be adopted on January 1, 2009. The Company does not believe that the adoption of FSP 157-b will have a material impact on its consolidated results of operations or financial position.
3. INCOME TAXES
     The provision for taxes is based upon the Company’s projected annual effective tax rate of 26% for the three months ended March 31, 2008. During the first quarter of 2008, the Company recorded a discrete tax benefit of $2.5 million related to a favorable withholding tax law change in China. The net impact of this item decreased the effective tax rate to 21% for the three months ended March 31, 2008.
4. DEBT
     Our short-term borrowings and long-term debt consisted of the following at March 31, 2008:

	March 31, 2008
		Other principal
		trading
	U.S. dollar	currencies	Total

$150m Senior notes (net of unamortized discount)	$151,201	$—	$151,201
Credit facility	234,850	72,585	307,435
Other local arrangements (long-term)	—	13,219	13,219

Total long-term debt	386,051	85,804	471,855
Other local arrangements (short-term)	—	19,694	19,694

Total debt	$386,051	$105,498	$491,549

     As of March 31, 2008, we had $133.2 million of availability remaining under our credit facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
5. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $1.5 billion of equity shares. As of March 31, 2008, there were $545.5 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 13.9 million shares since the inception of the program through March 31, 2008.
     During the three months ended March 31, 2008 and 2007, the Company spent $95.6 million and $71.5 million on the repurchase of 954,188 shares and 838,000 shares at an average price of $100.17 and $85.29, respectively. An additional $5.2 million and $5.4 million were cash settled during the three month period ended March 31, 2008 and March 31, 2007, respectively, related to the settlement of a liability for shares repurchased as of December 31, 2007 and December 31, 2006, respectively. The Company reissued 32,760 shares and 180,751 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2008 and 2007, respectively. The company also reissued 16,760 shares held in treasury pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
6. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three month periods ended March 31, relating to outstanding stock options and restricted stock units.

	2008	2007
Three months ended	874,428	866,198
     Outstanding options and restricted stock units to purchase 450,150 and 352,700 shares of common stock for the three month periods ended March 31, 2008 and 2007, respectively, have been excluded from the calculation of diluted weighted average number of common shares on the grounds that such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
7. NET PERIODIC BENEFIT COST
     Net periodic cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement benefits
	2008	2007	2008	2007	2008	2007
Service cost, net	$183	$170	$4,263	$3,922	$109	$101
Interest cost on projected benefit obligations	1,634	1,590	6,024	4,610	323	331
Expected return on plan assets	(2,233)	(2,072)	(8,151)	(6,639)	—	—
Net amortization and deferral	—	—	—	—	(239)	(239)
Recognition of actuarial losses	198	515	81	210	—	—

Net periodic pension cost	$(218)	$203	$2,217	$2,103	$193	$193

     As previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007, the Company expects to make normal employer contributions of approximately $15.6 million to its non-U.S. pension plans and $2.2 million to its U.S. post-retirement medical plan during the year ended December 31, 2008.
8. OTHER CHARGES (INCOME), NET
     Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
9. SEGMENT REPORTING
     As disclosed in Note 15 to the Company’s consolidated financial statements for the year ending December 31, 2007, operating segments are the individual reporting units within the Company. These units are managed separately and it is at this level where the determination of resource allocation is made. The units have been aggregated based on operating segments in geographic regions that have similar economic characteristics and meet the aggregation criteria of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). The Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
     The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring charges, before amortization, interest expense and other charges (income), net and taxes).

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2008	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$139,613	$12,307	$151,920	$20,424	$248,413
Swiss Operations	31,221	77,573	108,794	23,271	552
Western European Operations	157,457	20,390	177,847	9,700	123,173
Chinese Operations	42,105	22,172	64,277	12,941	794
Other (a)	68,559	825	69,384	4,509	9,302
Eliminations and Corporate (b)	—	(133,267)	(133,267)	(12,549)	65,697

Total	$438,955	$—	$438,955	$58,296	$447,931

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2007	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$140,681	$10,990	$151,671	$17,029	$273,024
Swiss Operations	23,117	63,172	86,289	18,341	23,917
Western European Operations	134,234	20,094	154,328	12,459	117,728
Chinese Operations	31,122	19,882	51,004	10,529	1,871
Other (a)	58,610	534	59,144	4,855	17,917
Eliminations and Corporate (b)	—	(114,672)	(114,672)	(14,506)	—

Total	$387,764	$—	$387,764	$48,707	$434,457

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company’s reportable operating segments.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three months ended
	March 31,	March 31,
	2008	2007
Earnings before taxes	$48,367	$41,684
Amortization	2,405	2,925
Interest expense	5,849	4,460
Other charges (income), net	1,675	(362)

Segment profit	$58,296	$48,707

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT MARCH 31, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
Results of Operations — Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 (amounts in thousands).

	Three months ended March 31,
	2008		2007
	(unaudited)%		(unaudited)%

Net sales	$438,955	100.0	$387,764	100.0
Cost of sales	217,803	49.6	196,285	50.6

Gross profit	221,152	50.4	191,479	49.4
Research and development	24,254	5.5	21,336	5.5
Selling, general and administrative	138,602	31.6	121,436	31.3
Amortization	2,405	0.6	2,925	0.8
Interest expense	5,849	1.3	4,460	1.2
Other charges (income), net	1,675	0.4	(362)	(0.1)

Earnings before taxes	48,367	11.0	41,684	10.7
Provision for taxes (a)	10,088	2.3	11,254	2.9

Net earnings	$38,279	8.7	$30,430	7.8

Note:

(a)	Includes $2.5 million of a discrete tax benefit for the three months ended March 31, 2008. The discrete item relates to a favorable withholding tax law change in China.

     Net sales
     Net sales were $439.0 million for the three months ended March 31, 2008, compared to $387.8 million for the corresponding period in 2007. This represents an increase in U.S. dollars of 13% for the three months ended March 31, 2008. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 5% for the three months ended March 31, 2008.
     During the three months ended March 31, 2008, our net sales by geographic destination in local currencies were flat in the Americas, and increased 4% in Europe and by 18% in Asia/Rest of World. A discussion of sales by operating segment is included below. As further described in our discussion regarding our U.S. operations segment, the flat sales performance in the Americas included sales growth in laboratory-related, core industrial and product inspection products offset by significant declines in retail and transportation and logistics sales. These declines primarily result from less project activity for the three months ended March 31, 2008 as compared to the prior year comparable period. Sales in the Americas were also reduced by 1% during 2008 due to product line exits during the second half of 2007.
     As described in Note 15 to our consolidated financial statements for the year ending December 31, 2007, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from regulatory compliance qualification, calibration, certification and repair services, much of which are provided under separately priced contracts, as well as sales of spare parts.
     Net sales of products increased by 14% in U.S. dollars during the three months ended March 31, 2008 compared to the corresponding period and by 6% in local currencies. Service revenue (including spare parts) increased by 10% in U.S. dollars during the three months ended March 31, 2008 compared to the corresponding period in 2007 and by 2% in local currencies.
     Net sales for our laboratory-related products increased 9% in local currencies during the three months ended March 31, 2008, principally driven by strong growth across most product categories, especially process analytics, analytical instruments and laboratory balances. Our laboratory-related product sales were also reduced by 1% during 2008 due to product line exits.
     Net sales of our industrial-related products increased 7% in local currencies for the three months ended March 31, 2008. We experienced strong sales growth in our core industrial products throughout most geographies, particularly China, as well as solid sales growth in our product inspection products. These results were offset in part by reduced sales in transportation and logistics products related to significant project activity in the prior year comparable period.
     In our food retailing markets, net sales decreased 11% in local currencies during the three months ended March 31, 2008 primarily due to decreased sales in the U.S., as well as a modest decline in Europe. Decreased sales in the U.S. primarily relate to difficult comparisons resulting from strong project activity and benefits associated with products announced for phase-out in the prior year.
     Gross profit
     Gross profit as a percentage of net sales was 50.4% for the three months ended March 31, 2008, compared to 49.4% for the corresponding period in 2007.

     Gross profit as a percentage of net sales for products was 55.0% for the three months ended March 31, 2008, compared to 54.2% for the corresponding period in 2007.
     Gross profit as a percentage of net sales for services (including spare parts) was 35.3% for the three months ended March 31, 2008, compared to 34.2% for the corresponding period in 2007.
     The increase in gross profit reflects benefits from our sales volume leveraging our fixed production costs and favorable product mix, partially offset by increased material costs, most notably steel prices and a dilution in the gross profit margin from the weakening U.S. dollar. However, it should be noted that the weakening U.S. dollar did not have a material impact on our earnings before taxes.
     Research and development and selling, general and administrative expenses
     Research and development expenses as a percentage of net sales were 5.5% for the three months ended March 31, 2008 and for the corresponding period in 2007. Research and development expenses increased 4%, in local currencies, during the three months ended March 31, 2008, compared to the corresponding period in 2007.
     Selling, general and administrative expenses as a percentage of net sales were 31.6% for the three months ended March 31, 2008, compared to 31.3% for the corresponding period in 2007. Selling, general and administrative expenses increased 6%, in local currencies, during the three months ended March 31, 2008, compared to the corresponding periods in 2007. This is primarily due to continued sales and marketing investments, especially in China and other emerging market countries, as well as costs associated with upcoming product launches and severance expense related to our cost-reduction activities, partially offset by a gain associated with an asset sale.
     Interest expense, other income, net, taxes
     Interest expense was $5.8 million for the three months ended March 31, 2008 compared to $4.5 million for the corresponding period in 2007. The increase is due to increased borrowings versus the comparable period in 2007 as well as higher average borrowing rates in 2008.
     Other charges (income), net consists primarily of interest income, as well as (gains) losses from foreign currency transactions, and other items. The decrease in other charges (income), net of $2.0 million compared to the prior year is primarily due to reduced interest income associated with lower cash balances as well as unfavorable foreign currency fluctuations.
     The provision for taxes is based upon our projected annual effective tax rate of 26% and 27% for the three months ended March 31, 2008 and 2007, respectively. The Company recorded a discrete tax benefit of $2.5 million related to a favorable withholding tax law change in China during the first quarter of 2008. The impact of this item decreased the effective tax rate to 21% for the three months ended March 31, 2008.
Results of Operations — by Operating Segment
     The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 15 to our consolidated financial statements for the year ending December 31, 2007.

     U.S. Operations (amounts in thousands)

	Three months ended March 31
	2008	2007	%1)
Total net sales	$151,920	$151,671	0%
Net sales to external customers	$139,613	$140,681	-1%
Segment profit	$20,424	$17,029	20%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales and net sales to external customers for the three months ended March 31, 2008 were consistent with the corresponding period in 2007 reflecting solid growth in our laboratory-related, core industrial and product inspection products, offset by significantly reduced sales in retail and transportation and logistics, which were both related to strong project activity during the previous year. Our U.S. retail business also benefited during the prior year period from sales of products announced for phase-out. Net sales to external customers were also reduced during 2008 by 1% due to product line exits.
     Segment profit increased $3.4 million for the three months ended March 31, 2008 compared to the corresponding period in 2007. The increase in segment profit was primarily due to improved variable contribution margins, in part due to favorable product mix.
     Swiss Operations (amounts in thousands)

	Three months ended March 31
	2008	2007	%1)
Total net sales	$108,794	$86,289	26%
Net sales to external customers	$31,221	$23,117	35%
Segment profit	$23,271	$18,341	27%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased by 9% in local currency for the three month period ended March 31, 2008. Net sales in local currency to external customers increased 17% for the three month period compared to the corresponding period in 2007. The increase in sales to external customers related primarily to strong growth in our laboratory-related products. We also continued to experience strong export sales growth to emerging markets.
     Segment profit increased $4.9 million for the three months ended March 31, 2008 compared to the corresponding period in 2007. The increase in segment profit in 2008 is primarily due to increased sales volume leveraging our fixed production costs, partially offset by unfavorable currency translation fluctuations, increased research and development activities and sales and marketing investments, relating in part to upcoming product launches.
     Western European Operations (amounts in thousands)

	Three months ended March 31
	2008	2007	%1)
Total net sales	$177,847	$154,328	15%
Net sales to external customers	$157,457	$134,234	17%
Segment profit	$9,700	$12,459	-22%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

     Total net sales increased 2% in local currency for the three months ended March 31, 2008. Net sales in local currency to external customers increased 4% for the three month period compared to the corresponding period in 2007. The increase is primarily due to sales growth in our laboratory-related products, offset by a modest decline in retail sales.
     Segment profit decreased $2.8 million for the three months ended March 31, 2008 compared to the corresponding period in 2007. The decrease in segment profit is principally a result of increased marketing and selling investments and severance charges of $2.4 million associated with our cost reduction initiatives partially offset by favorable currency translation fluctuations.
     Chinese Operations (amounts in thousands)

	Three months ended March 31
	2008	2007	%1)
Total net sales	$64,277	$51,004	26%
Net sales to external customers	$42,105	$31,222	35%
Segment profit	$12,941	$10,529	23%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 16% in local currency for the three months ended March 31, 2008. Net sales in local currency to external customers increased 25% for the three month period compared to the corresponding period in 2007. These increases were due to continued sales growth for most product lines, particularly industrial products.
     Segment profit increased $2.4 million for the three months ended March 31, 2008 compared to the corresponding period in 2007. The increase in segment profit is primarily due to increased sales volume, partially offset by continued investments in both sales and marketing initiatives and research and development activities.
     Other (amounts in thousands)

	Three months ended March 31
	2008	2007	%1)
Total net sales	$69,384	$59,144	17%
Net sales to external customers	$68,559	$58,610	17%
Segment profit	$4,509	$4,855	-7%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 7% in local currency for the three months ended March 31, 2008. Net sales in local currency to external customers increased 6% for the three month period compared to the corresponding period in 2007. This performance reflects increased sales in our Other North American and Other Asian Pacific markets.
     Segment profit decreased $0.3 million for the three months ended March 31, 2008 compared to the corresponding period in 2007. Segment profit decreased during the three months ended March 31, 2008 primarily due to reduced profitability in our Canadian operations, partially offset by increased profitability in Other Asian Pacific markets.

Liquidity and Capital Resources
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions.
     Cash provided by operating activities totaled $8.2 million in the three months ended March 31, 2008, compared to $32.3 million in the corresponding period in 2007. The decrease in 2008 resulted principally from higher payments of approximately $11.5 million related to 2007 performance-related compensation incentives (bonus payments), reduced accounts payable balances of $20.1 million and the timing of tax disbursements of $8.1 million.
     Cash flows from investing activities during the three months ended March 31, 2008 included $12.5 million of proceeds from the sale of a Swiss property.
     Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $7.4 million for the three months ended March 31, 2008 compared to $7.9 million in the corresponding period in 2007. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.
     Senior Notes and Credit Facility Agreement
     Our short-term borrowings and long-term debt consisted of the following at March 31, 2008:

	March 31, 2008
		Other principal
	U.S. dollar	trading currencies	Total

$150m Senior notes (net of unamortized discount)	$151,201	$—	$151,201
Credit facility	234,850	72,585	307,435
Other local arrangements (long-term)	—	13,219	13,219

Total long-term debt	386,051	85,804	471,855
Other local arrangements (short-term)	—	19,694	19,694

Total debt	$386,051	$105,498	$491,549

     As of March 31, 2008, we had $133.2 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
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

     Share repurchase program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $1.5 billion of equity shares. As of March 31, 2008, there were $545.5 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 13.9 million shares since the inception of the program through March 31, 2008.
     We spent $95.6 million and $71.5 million on the repurchase of 954,188 shares and 838,000 shares at an average price of $100.17 and $85.29 during the three months ended March 31, 2008 and 2007, respectively, as well as an additional $5.2 million and $5.4 million during the three month periods ended March 31, 2008 and March 31, 2007, respectively, relating to the settlement of shares repurchased as of December 31, 2007 and December 31, 2006, respectively. See Part II Item 2 regarding details of the share repurchase program for the three months ended March 31, 2008. The Company reissued 32,760 shares and 180,751 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2008 and 2007, respectively. The company also reissued 16,760 shares held in treasury pursuant to its 2007 share plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the Euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the Euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the Euro would result in a decrease in our earnings before tax of approximately $1.1 to $1.3 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2008, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $11.7 million in the reported U.S. dollar value of the debt.
New Accounting Pronouncements
     See “Fair Value Measurements” under Note 2 to the interim consolidated financial statements.

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
     In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events, or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption, “Factors affecting our future operating results” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which describes risks and factors that could cause results to differ materially from those projected in those forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2008, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that evaluation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     For the three months ended March 31, 2008 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate Dollar
			Purchased as	Value in Thousands)
			Part of Publicly	of Shares that May
	Total Number	Average	Announced	Yet Be Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
	Purchased	Share	Programs	or Programs
January 1 to January 31, 2008	335,000	$103.87	335,000	$606,281
February 1 to February 28, 2008	375,800	$101.20	375,800	$568,242
March 1 to March 31, 2008	243,388	$93.48	243,388	$545,486
Total	954,188	$100.17	954,188	$545,486
     The Company has a share repurchase program. Under the program the Company has been authorized to buy back up to $1.5 million of equity shares. As of March 31, 2008, there were $545.5 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The Company has purchased 13.9 million shares since the inception of the program, announced February 2004, through March 31, 2008.
     The Company spent $95.6 million and $71.5 million on the repurchase of 954,188 shares and 838,000 shares at an average price of $100.17 and $85.29 during the three months ended March 31, 2008 and 2007, respectively, as well as an additional $5.2 million and $5.4 million during the three month periods ended March 31, 2008 and March 31, 2007, respectively, related to the settlement of shares repurchased as of December 31, 2007 and December 31, 2006, respectively. The Company reissued 32,760 shares and 180,751 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2008 and 2007, respectively. The company also reissued 16,760 shares held in treasury pursuant to its 2007 share plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

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

Mettler-Toledo International Inc.
Date: April 25, 2008	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer