Form 10-Q
period 2008-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2008-07-25
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008,
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 34,181,415 shares of Common Stock outstanding at June 30, 2008.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2008 and 2007
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2008	2007
Net sales
Products	$400,810	$331,420
Service	114,795	99,124

Total net sales	515,605	430,544
Cost of sales
Products	183,622	152,829
Service	72,972	62,622

Gross profit	259,011	215,093
Research and development	26,704	22,455
Selling, general and administrative	157,097	128,855
Amortization	2,667	2,958
Interest expense	6,028	5,002
Other charges (income), net	500	(384)

Earnings before taxes	66,015	56,207
Provision for taxes	17,164	15,176

Net earnings	$48,851	$41,031

Basic earnings per common share:
Net earnings	$1.42	$1.10
Weighted average number of common shares	34,471,397	37,454,360

Diluted earnings per common share:
Net earnings	$1.38	$1.07
Weighted average number of common and common equivalent shares	35,320,765	38,409,325
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2008 and 2007
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2008	2007
Net sales
Products	$736,747	$625,812
Service	217,813	192,495

Total net sales	954,560	818,307
Cost of sales
Products	334,790	287,636
Service	139,607	124,101

Gross profit	480,163	406,570
Research and development	50,958	43,790
Selling, general and administrative	295,699	250,290
Amortization	5,072	5,883
Interest expense	11,877	9,462
Other charges (income), net	2,175	(746)

Earnings before taxes	114,382	97,891
Provision for taxes	27,252	26,430

Net earnings	$87,130	$71,461

Basic earnings per common share:
Net earnings	$2.50	$1.89
Weighted average number of common shares	34,795,360	37,759,922

Diluted earnings per common share:
Net earnings	$2.44	$1.85
Weighted average number of common and common equivalent shares	35,648,993	38,670,503
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$85,524	$81,222
Trade accounts receivable, less allowances of $9,372 at June 30, 2008 and $8,804 at December 31, 2007	348,274	354,596
Inventory	204,482	173,725
Current deferred tax assets, net	42,645	37,643
Other current assets and prepaid expenses	45,007	36,023

Total current assets	725,932	683,209
Property, plant and equipment, net	271,445	265,665
Goodwill	445,739	440,767
Other intangible assets, net	98,745	100,020
Non-current deferred tax assets, net	67,080	65,129
Other non-current assets	139,631	123,424

Total assets	$1,748,572	$1,678,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$107,229	$127,109
Accrued and other liabilities	76,994	73,661
Accrued compensation and related items	106,592	130,140
Deferred revenue and customer prepayments	75,885	52,703
Taxes payable	64,240	42,438
Current deferred tax liabilities	7,791	10,152
Short-term borrowings	14,701	11,570

Total current liabilities	453,432	447,773
Long-term debt	468,511	385,072
Non-current deferred tax liabilities	105,472	101,500
Other non-current liabilities	172,438	162,583

Total liabilities	1,199,853	1,096,928

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 34,181,415 and 35,638,483 shares at June 30, 2008 and December 31, 2007, respectively	448	448
Additional paid-in capital	554,290	548,378
Treasury stock at cost (10,604,596 shares at June 30, 2008 and 9,147,528 shares at December 31, 2007)	(810,590)	(662,393)
Retained earnings	737,619	652,236
Accumulated other comprehensive income	66,952	42,617

Total shareholders’ equity	548,719	581,286

Total liabilities and shareholders’ equity	$1,748,572	$1,678,214

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Six months ended June 30, 2008 and twelve months ended December 31, 2007
(In thousands, except share data)
(unaudited)

	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options and restricted stock units	593,090	—	—	37,025	(15,851)	—	21,174
Repurchases of common stock	(3,384,731)	—	—	(324,599)	—	—	(324,599)
Tax benefit resulting from exercise of certain employee stock options	—	—	11,373	—	—	—	11,373
Share-based compensation	—	—	8,142	—	—	—	8,142
Adoption of FIN 48	—	—	—	—	(4,111)	—	(4,111)
Comprehensive income:
Net earnings	—	—	—	—	178,507	—	178,507
Change in currency translation adjustment	—	—	—	—	—	27,941	27,941
Pension adjustment, net of tax	—	—	—	—	—	31,997	31,997
Comprehensive income							238,445

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	65,760	—		4,554	(2,099)	—	2,455
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(1,539,588)	—	—	(153,900)	—	—	(153,900)
Tax benefit resulting from exercise of certain employee stock options	—	—	839	—	—	—	839
Share-based compensation	—	—	5,073	—	—	—	5,073
Comprehensive income:
Net earnings	—	—	—	—	87,130	—	87,130
Change in currency translation adjustment	—	—	—	—	—	24,153	24,153
Pension adjustment, net of tax	—	—	—	—	—	182	182
Comprehensive income (a)							111,465

Balance at June 30, 2008	34,181,415	$448	$554,290	$(810,590)	$737,619	$66,952	$548,719

(a)	Total comprehensive income for the three months ended June 30, 2008 and 2007 was $43,592 and $45,565, respectively and $79,438 for the six months ended June 30, 2007.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2008 and 2007
(In thousands)
(unaudited)

	June 30,	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$87,130	$71,461
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,994	12,917
Amortization	5,072	5,883
Deferred taxes	(6,255)	(4,301)
Excess tax benefits from share-based payment arrangements	(679)	(4,643)
(Gain) loss from sale of property, plant and equipment	(2,703)	5
Share-based compensation	5,073	4,139
Other	(377)	100
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	19,730	9,710
Inventory	(21,175)	(12,815)
Other current assets	(7,314)	(9,235)
Trade accounts payable	(24,739)	1,654
Taxes payable	20,035	23,040
Accruals and other	(4,003)	(5,032)

Net cash provided by operating activities	84,789	92,883

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	12,648	1,146
Purchase of property, plant and equipment	(20,210)	(16,297)
Acquisitions	(304)	—

Net cash used in investing activities	(7,866)	(15,151)

Cash flows from financing activities:
Proceeds from borrowings	169,135	18,605
Repayments of borrowings	(93,972)	(20,181)
Proceeds from stock option exercises	2,455	10,454
Repurchases of common stock	(156,225)	(145,903)
Excess tax benefits from share-based payment arrangements	679	4,643

Net cash used in financing activities	(77,928)	(132,382)

Effect of exchange rate changes on cash and cash equivalents	5,307	3,088

Net increase (decrease) in cash and cash equivalents	4,302	(51,562)

Cash and cash equivalents:
Beginning of period	81,222	151,269

End of period	$85,524	$99,707

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 – Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
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
     Certain reclassifications have been made to prior year amounts to conform to the current year presentation, primarily a $16.1 million reclassification of capitalized software, net from other non-current assets to property, plant and equipment, net as of December 31, 2007.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 — Unaudited (Continued)
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
Inventory
     Inventory is valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of inventory are made for excess and obsolete items based on forecasted usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
     Inventory consisted of the following:

	June 30,	December 31,
	2008	2007
Raw materials and parts	$88,023	$86,852
Work-in-progress	38,873	28,102
Finished goods	77,586	58,771

	$204,482	$173,725

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consisted of the following:

	June 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$74,206	$(12,503)	$73,946	$(11,363)
Proven technology and patents	32,977	(19,449)	32,079	(18,077)
Tradename (finite life)	1,783	(703)	1,655	(654)
Tradename (indefinite life)	22,434	—	22,434	—

	$131,400	$(32,655)	$130,114	$(30,094)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.6 million for 2008, $4.7 million for 2009 and 2010, $4.5 million for 2011 and $4.1 million for 2012. The Company had amortization expense associated with the above intangible assets of $2.4 million and $2.2 million for the six months ended June 30, 2008 and 2007, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $2.7 million and $3.6 million for the six months ended June 30, 2008 and 2007, respectively.
Revenue Recognition
     Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, we do not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we defer revenue where installation is required, unless such installation is deemed perfunctory. We generally maintain the right to accept or reject a product return in our terms and conditions and we also maintain appropriate accruals for outstanding credits. Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon title transfer and risk of loss to our distributors. Distributor discounts are offset against revenue at the time such revenue is recognized. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.
     Service revenue not under contract is recognized upon the completion of the service performed. Spare parts sold on a stand-alone basis are recognized upon title transfer which is generally at the time of shipment.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Revenues from service contracts are recognized ratably over the contract period. These contracts represent an obligation to perform repair and other services including regulatory compliance qualification, calibration, certification and preventative maintenance on a customer’s pre-defined equipment over the contract period. Service contracts are separately priced and payment is typically received from the customer at the beginning of the contract period.
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	June 30,	June 30,
	2008	2007
Balance at beginning of period	$12,949	$10,977
Accruals for warranties	8,233	6,842
Foreign currency translation	769	317
Payments / utilizations	(8,490)	(6,787)

Balance at end of period	$13,461	$11,349

Share-Based Compensation
     The Company applies the modified prospective method under SFAS 123R and Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payments”. The Company recognizes compensation expense in selling, general and administrative expense in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company had $2.6 million and $5.1 million of share-based compensation expense for the three and six months ended June 30, 2008, respectively, compared to $2.1 million and $4.1 million for the corresponding periods in 2007.
     During the first quarter 2008, the Company granted 213,850 performance based options, with a grant date fair value of $32.20. Compensation expense will be recognized over the five year vesting provisions based upon the probability of the performance condition being met.
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Fair Value Measurements
     On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, Fair Value Measurements, (“SFAS 157”) except as it relates to nonfinancial assets pursuant to FSP 157-2 as described below. SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value, and expanding disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial position.
     As of June 30, 2008, the Company has derivative assets totaling $0.7 million and derivative liabilities totaling $0.1 million. These derivative assets and liabilities consist of foreign currency forward exchange contracts and an interest rate swap agreement. The forward exchange contracts economically hedge short-term intercompany balances with the Company’s foreign businesses. The interest rate swap agreement changes the Company’s fixed interest obligation associated with $30 million of Senior Notes into a floating rate, and is accounted for as a fair value hedge. Changes in the fair values of these derivative assets and liabilities were insignificant to the Company’s consolidated results of operations and financial position for the three and six month periods ended June 30, 2008.
     The fair values of these instruments are estimated based upon inputs from current valuation information obtained from dealer quotes, and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the three and six month periods ended June 30, 2008.
     The Company has not yet applied the provisions of SFAS 157 to its nonfinancial assets such as goodwill and other intangible assets, in accordance with FSP 157-2, Effective Date of FASB Statement No. 157, which will be adopted on January 1, 2009. The Company does not believe that the adoption of FSP 157-2 will have a material impact on its consolidated results of operations or financial position.
3. INCOME TAXES
     The provision for taxes is based upon the Company’s projected annual effective rate of 26% for the three and six months ended June 30, 2008. During the first quarter of 2008, the Company recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China. The net impact of this item decreased the effective tax rate to 24% for the six months ended June 30, 2008.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
4. DEBT
     Our short-term borrowings and long-term debt consisted of the following at June 30, 2008:

	June 30, 2008
		Other principal
		trading
	U.S. dollar	currencies	Total
$150m Senior notes (net of unamortized discount)	$150,249	$—	$150,249
Credit facility	272,436	33,155	305,591
Other local arrangements (long-term)	—	12,671	12,671

Total long-term debt	422,685	45,826	468,511
Other local arrangements (short-term)	—	14,701	14,701

Total debt	$422,685	$60,527	$483,212

     As of June 30, 2008, we had $134.8 million of availability remaining under our credit facility.
5. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $1.5 billion of equity shares. As of June 30, 2008, there were $487.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 14.5 million shares since the inception of the program through June 30, 2008.
     The Company reacquired $153.9 million (of which $2.9 million was unsettled at June 30, 2008) and $140.5 million on the repurchase of 1,539,588 shares and 1,556,000 shares at an average price of $99.94 and $90.24 during the six months ended June 30, 2008 and 2007, respectively. An additional $5.2 million and $5.4 million were cash settled during the six month periods ended June 30, 2008 and 2007, respectively, relating to the settlement of a liability for shares repurchased as of December 31, 2007 and 2006. The Company reissued 65,760 shares and 305,060 shares held in treasury for the exercise of stock options for the six months ended June 30, 2008 and 2007, respectively.
     The Company also reissued 16,760 shares held in treasury pursuant to its 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
6. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common share equivalents in the calculation of diluted weighted average shares outstanding for the three and six month periods ended June 30, relating to outstanding stock options and restricted stock units:

	2008	2007
Three months ended	849,368	954,965
Six months ended	853,633	910,581
     Outstanding options to purchase 452,090 and 3,000 shares of common stock for the three month periods ended June 30, 2008 and 2007, respectively, and options to purchase 451,120 and 177,850 shares of common stock for the six month periods ended June 30, 2008 and 2007, respectively, have been excluded from the calculation of diluted weighted average shares on the grounds that such options and restricted stock units would be anti-dilutive.
7. NET PERIODIC BENEFIT COST
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost, net	$183	$170	$4,446	$3,992	$109	$101
Interest cost on projected benefit obligations	1,634	1,590	6,242	4,692	323	331
Expected return on plan assets	(2,233)	(2,072)	(8,437)	(6,724)	—	—
Net amortization and deferral	—	—	—	—	(239)	(239)
Actuarial losses (gains)	198	515	80	209	—	—

Net periodic pension cost	$(218)	$203	$2,331	$2,169	$193	$193

     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost, net	$366	$340	$8,709	$7,925	$218	$203
Interest cost on projected benefit obligations	3,268	3,179	12,266	9,302	646	661
Expected return on plan assets	(4,466)	(4,145)	(16,588)	(13,363)	—	—
Net amortization and deferral	—	—	—	—	(478)	(479)
Actuarial losses (gains)	396	1,029	161	409	—	—

Net periodic pension cost	$(436)	$403	$4,548	$4,273	$386	$385

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
8. OTHER CHARGES (INCOME), NET
     Other changes (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
9. SEGMENT REPORTING
     As disclosed in Note 15 to the Company’s consolidated financial statements for the year ending December 31, 2007, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
     The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring, before amortization, interest expense and other income, net and taxes).
     The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2008	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$162,769	$15,603	$178,372	$30,946	$248,413
Swiss Operations	31,799	85,245	117,044	20,084	531
Western European Operations	183,510	22,387	205,897	18,058	121,559
Chinese Operations	57,616	24,961	82,577	15,538	811
Other (a)	79,911	1,182	81,093	6,729	8,929
Eliminations and Corporate (b)		(149,378)	(149,378)	(16,145)	65,496

Total	$515,605	$—	$515,605	$75,210	$445,739

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2008	Customers	Segments	Sales	Profit
U.S. Operations	$302,381	$27,911	$330,292	$51,370
Swiss Operations	63,020	162,817	225,837	43,355
Western European Operations	340,967	42,777	383,744	27,758
Chinese Operations	99,721	47,133	146,854	28,479
Other (a)	148,471	2,007	150,478	11,238
Eliminations and Corporate (b)		(282,645)	(282,645)	(28,694)

Total	$954,560	$—	$954,560	$133,506

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AT June 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2007	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$153,638	$13,644	$167,282	$28,159	$272,282
Swiss Operations	24,905	66,341	91,246	16,763	23,703
Western European Operations	149,618	19,390	169,008	13,656	119,004
Chinese Operations	38,912	22,406	61,318	13,526	1,896
Other (a)	63,471	1,193	64,664	4,625	18,026
Eliminations and Corporate (b)	—	(122,974)	(122,974)	(12,946)	—

Total	$430,544	$—	$430,544	$63,783	$434,911

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2007	Customers	Segments	Sales	Profit
U.S. Operations	$294,318	$24,634	$318,952	$45,188
Swiss Operations	48,022	129,513	177,535	35,104
Western European Operations	283,852	39,484	323,336	26,115
Chinese Operations	70,034	42,288	112,322	24,055
Other (a)	122,081	1,727	123,808	9,480
Eliminations and Corporate (b)	—	(237,646)	(237,646)	(27,452)

Total	$818,307	$—	$818,307	$112,490

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company’s reportable operating segments.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company’s operating segments.
     A reconciliation of Earnings before taxes to Segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Earnings before taxes	$66,015	$56,207	$114,382	$97,891
Amortization	2,667	2,958	5,072	5,883
Interest expense	6,028	5,002	11,877	9,462
Other charges/(income), net	500	(384)	2,175	(746)

Segment profit	$75,210	$63,783	$133,506	$112,490

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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
Results of Operations — Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$515,605	100.0	$430,544	100.0	$954,560	100.0	$818,307	100.0
Cost of sales	256,594	49.8	215,451	50.0	474,397	49.7	411,737	50.3

Gross profit	259,011	50.2	215,093	50.0	480,163	50.3	406,570	49.7
Research and development	26,704	5.2	22,455	5.2	50,958	5.3	43,790	5.4
Selling, general and administrative	157,097	30.5	128,855	29.9	295,699	31.0	250,290	30.6
Amortization	2,667	0.5	2,958	0.7	5,072	0.5	5,883	0.7
Interest expense	6,028	1.1	5,002	1.2	11,877	1.3	9,462	1.1
Other charges (income), net	500	0.1	(384)	(0.1)	2,175	0.2	(746)	(0.1)

Earnings before taxes	66,015	12.8	56,207	13.1	114,382	12.0	97,891	12.0
Provision for taxes (a)	17,164	3.3	15,176	3.6	27,252	2.9	26,430	3.3

Net earnings	$48,851	9.5	$41,031	9.5	$87,130	9.1	$71,461	8.7

(a)	The six months ended June 30, 2008 includes $2.5 million of a discrete tax item related to a favorable tax law change.
     Net sales
     Net sales were $515.6 million and $954.6 million for the three and six months ended June 30, 2008, compared to $430.5 million and $818.3 million for the corresponding periods in 2007. This represents an increase in U.S. dollars of 20% and 17%, respectively, for the three and six months ended June 30, 2008. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 11% and 8%, respectively, for the three and six months ended June 30, 2008.
     During the three and six months ended June 30, 2008, our net sales by geographic destination in local currencies increased by 6% and 3% in the Americas, by 10% and 7% in Europe and by 22% and 20% in Asia/Rest of World. A discussion of sales by operating segment is included below.

     As described in Note 15 to our consolidated financial statements for the year ending December 31, 2007, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
     Net sales of products increased in U.S. dollars by 21% and 18% during the three and six months ended June 30, 2008, respectively, compared to the corresponding period and by 12% and 9% respectively in local currencies. Service revenue (including spare parts) increased in U.S. dollars by 16% and 13% during the three and six months ended June 30, 2008, respectively, compared to the corresponding periods and by 7% and 5%, respectively, in local currencies.
     Net sales for our laboratory-related products increased 10% and 9% in local currencies during the three and six months ended June 30, 2008, respectively, principally driven by strong growth across most product categories, especially process analytics, analytical instruments and laboratory balances. Our laboratory-related product sales were also reduced by 1% during 2008 due to product line exits.
     Net sales of our industrial-related products increased 10% and 8% in local currencies for the three and six months ended June 30, 2008, respectively. We experienced strong sales growth in our core industrial products throughout most geographies, particularly China, as well as solid sales growth in our product inspection products. We also experienced strong sales growth in transportation and logistics products for the three month period ended June 30, 2008 related to increased project activity.
     In our food retailing markets, net sales increased 16% and 3% in local currencies during the three and six months ended June 30, 2008, respectively. We experienced particularly strong project activity in Europe and the Americas, as well as continued solid growth in Asia/Rest of World, during the three months ended June 30, 2008. Net sales for the six months ended June 30, 2008 reflect growth in Europe and Asia/Rest of World while sales decreased in the U.S. primarily related to difficult comparisons resulting from strong project activity and benefits associated with products announced for phase-out in the prior year.
     Gross profit
     Gross profit as a percentage of net sales was 50.2% and 50.3% for the three and six months ended June 30, 2008, respectively, compared to 50.0% and 49.7% for the corresponding periods in 2007.
     Gross profit as a percentage of net sales for products was 54.0% and 54.6% for the three and six months ended June 30, 2008, respectively, compared to 53.9% and 54.0% for the corresponding periods in 2007.
     Gross profit as a percentage of net sales for services (including spare parts) was 37.2% and 35.9% for the three and six months ended June 30, 2008, respectively, compared to 36.8% and 35.5% for the corresponding periods in 2007.
     The increase in gross profit as a percentage of net sales reflects benefits from our sales volume leveraging our fixed production costs, partially offset by increased material costs, most notably steel prices and a dilution in the gross profit margin from the weakening U.S. dollar. However, it should be noted that the weakening U.S. dollar did not have a material impact on our earnings before taxes.

     Research and development and selling, general and administrative expenses
     Research and development expenses as a percentage of net sales were 5% for the three and six months ended June 30, 2008, respectively, as well as in the corresponding periods during 2007. Research and development expenses increased 7% and 5%, in local currencies, during the three and six months ended June 30, 2008, respectively, compared to the corresponding period in 2007.
     Selling, general and administrative expenses as a percentage of net sales were 31% for both the three and six months ended June 30, 2008, compared to 30% and 31%, respectively, in the corresponding periods during 2007. Selling, general and administrative expenses increased 11% and 8%, in local currencies, during the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007. This is primarily due to continued sales and marketing investments, especially in China and other emerging market countries and higher performance-related compensation costs, as well as expenses associated with upcoming product launches. Selling, general and administrative expenses during the six months ended June 30, 2008 also included severance expense related to our cost-reduction activities and a gain associated with an asset sale.
     Interest expense, other income, net and taxes
     Interest expense was $6.0 million and $11.9 million for the three and six months ended June 30, 2008, respectively, and $5.0 million and $9.5 million for the corresponding periods in 2007. The increase is due primarily to increased borrowings versus the comparable period in 2007.
     Other charges (income), net consists primarily of interest income, as well as (gains) losses from foreign currency transactions, and other items. The decrease in other charges (income), net of $0.5 million and $2.2 million for the three and six months ended June 30, 2008, respectively, compared to the prior year periods includes the impact of unfavorable foreign currency fluctuations and reduced interest income associated with lower cash balances.
     The provision for taxes is based upon our projected annual effective tax rate of 26% for the three and six months ended June 30, 2008 and 27% and 30% for the three and six months ended June 30, 2007, respectively.
     The Company recorded a discrete tax benefit of $2.5 million related to a favorable withholding tax law change in China during the first quarter of 2008. The impact of this item decreased the effective tax rate to 24% for the six months ended June 30, 2008.
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

     U.S. Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$178,372	$167,282	7%	$330,292	$318,952	4%
Net sales to external customers	$162,769	$153,638	6%	$302,381	$294,318	3%
Segment profit	$30,946	$28,159	10%	$51,370	$45,188	14%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 7% and 4% for the three and six months ended June 30, 2008, respectively, and net sales to external customers increased 6% and 3% for the three and six months ended June 30, 2008, respectively, compared with the corresponding period in 2007. The increase for the three months ended June 30, 2008 reflects solid growth in our laboratory-related, retail and product inspection products as well as increased transportation and logistics project activity. The increase in net sales for the six months ended June 30, 2008 was offset in part by reduced sales in retail products related to strong project activity during the previous year. Our U.S. retail business also benefited during the prior year period from sales of products announced for phase-out. Net sales to external customers were also reduced during 2008 by 1% due to product line exits.
     Segment profit increased $2.8 million and $6.2 million for the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods in 2007. The increase in segment profit for the three months ended June 30, 2008 was primarily due to increased sales volume leveraging our fixed production costs, offset in part by investments in sales and marketing. The segment profit increase for the six months ended June 30, 2008 was primarily due to improved variable contribution margins, in part due to favorable product mix.
     Swiss Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$117,044	$91,246	28%	$225,837	$177,535	27%
Net sales to external customers	$31,799	$24,905	28%	$63,020	$48,022	31%
Segment profit	$20,084	$16,763	20%	$43,355	$35,104	24%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 8% and 9% for the three and six month periods ended June 30, 2008. Net sales to external customers in local currency increased 8% and 12% for the same periods versus the prior year comparable period. The increase in sales to external customers related primarily to strong growth in our laboratory-related products, particularly in process analytics, as well as improved project activity in retail. We also continued to experience strong export sales growth to emerging markets.

     Segment profit increased $3.3 million and $8.3 million for the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods in 2007. The increase in segment profit in 2008 is primarily due to increased sales volume leveraging our fixed production costs, partially offset by unfavorable currency fluctuations, increased research and development project activity and increases in our sales and marketing investments relating to upcoming product launches.
     Western European Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$205,897	$169,008	22%	$383,744	$323,336	19%
Net sales to external customers	$183,510	$149,618	23%	$340,967	$283,852	20%
Segment profit	$18,058	$13,656	32%	$27,758	$26,115	6%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 7% and 5% for the three and six month periods ended June 30, 2008. Net sales to external customers in local currency increased 7% and 6% for the same periods. The increase is primarily due to strong sales growth in our laboratory-related products, especially laboratory balances, analytical instruments and pipettes. We also experienced strong European retail project activity.
     Segment profit increased $4.4 million and $1.6 million for the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods in 2007. The increase in segment profit is principally a result of increased sales volume leveraging our fixed production costs and favorable currency translation fluctuations, partially offset by increased sales and marketing investments. We also recorded severance charges of $2.4 million associated with our cost reduction initiatives during Q1 2008.
     Chinese Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$82,577	$61,318	35%	$146,854	$112,322	31%
Net sales to external customers	$57,616	$38,912	48%	$99,721	$70,034	42%
Segment profit	$15,538	$13,526	15%	$28,479	$24,055	18%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 22% and 19% and net sales to external customers increased 34% and 30% for the three and six months ended June 30, 2008 as compared to the corresponding periods in 2007. These increases were due to continued sales growth for most product lines, in particular industrial products.
     Segment profit increased $2.0 million and $4.4 million for the three and six month periods ended June 30, 2008, respectively, compared to the corresponding periods in 2007. The increase in segment profit is primarily due to increased sales volume, partially offset by increased costs to expand our manufacturing capabilities and investments in our Chinese sales and marketing organization.

     Other (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$81,093	$64,664	25%	$150,478	$123,808	22%
Net sales to external customers	$79,911	$63,471	26%	$148,471	$122,081	22%
Segment profit	$6,729	$4,625	45%	$11,238	$9,480	19%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 16% and 12% for the three and six month periods ended June 30, 2008. Net sales to external customers in local currency increased 17% and 12% for the same periods versus the prior year comparable period. This performance reflects increased sales in our Other Asian Pacific, Eastern European and Other North American markets.
     Segment profit increased $2.1 million and $1.8 million for the three and six months ended June 30, 2008 compared to the corresponding period in 2007. The increase primarily was due to increased profitability in our Other Asian Pacific and Other Eastern European markets, partially offset by decreases in our profitability in Canadian operations.
Liquidity and Capital Resources
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions.
     Cash provided by operating activities totaled $84.8 million in the six months ended June 30, 2008, compared to $92.9 million in the corresponding period in 2007. The decrease in 2008 resulted principally from higher payments of approximately $11.5 million related to 2007 performance-related compensation incentives (bonus payments), reduced accounts payable balances of $26.4 million and the timing of tax disbursements of $6.8 million, offset in part by higher net earnings of $15.7 million.
     Cash flows used in investing activities during the six months ended June 30, 2008 included $12.5 million of proceeds from the sale of a Swiss property.
     Capital expenditures are a significant use of funds and are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $20.2 million for the six months ended June 30, 2008 compared to $16.3 million in the corresponding period in 2007. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.

     Senior Notes and Credit Facility Agreement
     Our short-term borrowings and long-term debt consisted of the following at June 30, 2008.

	June 30, 2008
		Other principal
		trading
	U.S. dollar	currencies	Total
$150m Senior notes (net of unamortized discount)	$150,249	$—	$150,249
Credit facility	272,436	33,155	305,591
Other local arrangements (long-term)	—	12,671	12,671

Total long-term debt	422,685	45,826	468,511
Other local arrangements (short-term)	—	14,701	14,701

Total debt	$422,685	$60,527	$483,212

     As of June 30, 2008, we had $134.8 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
     We currently believe that cash flow from operating activities, together with liquidity available under our Amended Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements.
     Share repurchase program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $1.5 billion of equity shares. As of June 30, 2008, there were $487.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 14.5 million shares since the inception of the program through June 30, 2008.
     We reacquired $153.9 million (of which $2.9 million was unsettled at June 30, 2008) and $140.5 million on the repurchase of 1,539,588 shares and 1,556,000 shares at an average price of $99.94 and $90.24 during the six months ended June 30, 2008 and 2007, respectively, as well as an additional $5.2 million and $5.4 million during the six month periods ended June 30, 2008 and 2007, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2007 and 2006. See Part II Item 2 regarding details of the share repurchase program for the three months ended June 30, 2008. The Company reissued 65,760 shares and 305,060 shares held in treasury for the exercise of stock options for the six months ended June 30, 2008 and 2007, respectively. The Company also reissued 16,760 shares held in treasury pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the Euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the Euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the Euro would result in a decrease in our earnings before tax of approximately $1.1 million to $1.3 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2008, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $6.7 million in the reported U.S. dollar value of the debt.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2008, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     Our management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report under the supervision and with the participation of our disclosure committee, our CFO and CEO. Based upon that valuation, our CFO and CEO concluded that our disclosure controls and procedures are effective in permitting us to comply with our disclosure obligations and ensure that the material information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There were no changes in our internal controls over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     For the six months ended June 30, 2008 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	(a)	(b)	Part of Publicly	Shares that May Yet
	Total Number	Average	Announced	Be Purchased Under
	of Shares	Price Paid per	Plans or	the Plans or
	Purchased	Share	Programs	Programs
April 1 to April 30, 2008	145,000	$98.85	145,000	$531,150
May 1 to May 31, 2008	230,400	$99.48	230,400	$508,225
June 1 to June 30, 2008	210,000	$100.17	210,000	$487,185
Total	585,400	$99.57	585,400	$487,185
     The Company has a share repurchase program. Under the program the Company has been authorized to buy back up to $1.5 billion of equity shares. As of June 30, 2008, there were $487.2 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The Company has purchased 14.5 million shares since the inception of the program, announced February 2004, through June 30, 2008.
     The Company reacquired $153.9 million (of which $2.9 million was unsettled at June 30, 2008) and $140.5 million on the repurchase of 1,539,588 shares and 1,556,000 shares at an average price of $99.94 and $90.24 during the six months ended June 30, 2008 and 2007, respectively, as well as an additional $5.2 million and $5.4 million during the six month periods ended June 30, 2008 and 2007, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2007 and 2006. The Company reissued 65,760 shares and 305,600 shares held in treasury for the exercise of stock options for the six months ended June 30, 2008 and 2007, respectively. The Company also reissued 16,760 shares held in treasury pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders.
     The Mettler-Toledo International Inc. annual meeting of stockholders was held on April 24, 2008. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors and the ratification of the appointment of the company’s independent auditors.
     As of the record date of February 25, 2008 there were 35,125,563 shares of common stock entitled to vote at the meeting. The holders of 32,380,662 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

		Withheld
Matter	For	or Against	Abstained
Election of Directors
Robert F. Spoerry	32,237,698	131,115	11,849
Wah-Hui Chu	32,311,013	57,557	12,092
Francis A. Contino	32,315,986	53,242	11,434
John T. Dickson	32,310,722	59,145	10,795
Philip H. Geier	32,297,615	60,227	22,820
Hans Ulrich Maerki	32,305,876	61,232	13,554
George M. Milne	32,305,926	59,032	15,704
Thomas P. Salice	32,203,062	165,757	11,843

Appointment of Independent Auditors	32,242,537	126,408	11,717
Item 5. Other information. None

Item 6. Exhibits.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: July 25, 2008	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer