Form 10-Q
period 2008-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2008-11-07
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 OR

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 33,522,365 shares of Common Stock outstanding at September 30, 2008.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2008 and 2007
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2008	2007
Net sales
Products	$396,876	$341,436
Service	112,221	101,164

Total net sales	509,097	442,600
Cost of sales
Products	187,632	159,176
Service	72,785	64,415

Gross profit	248,680	219,009
Research and development	26,553	22,699
Selling, general and administrative	145,612	129,520
Amortization	2,728	2,825
Interest expense	6,846	5,515
Other charges (income), net	445	58

Earnings before taxes	66,496	58,392
Provision for taxes	13,772	14,620

Net earnings	$52,724	$43,772

Basic earnings per common share:
Net earnings	$1.56	$1.19
Weighted average number of common shares	33,856,574	36,650,215

Diluted earnings per common share:
Net earnings	$1.52	$1.16
Weighted average number of common and common equivalent shares	34,727,806	37,597,020
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2008 and 2007
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2008	2007
Net sales
Products	$1,133,623	$967,248
Service	330,034	293,659

Total net sales	1,463,657	1,260,907
Cost of sales
Products	522,422	446,812
Service	212,392	188,516

Gross profit	728,843	625,579
Research and development	77,511	66,489
Selling, general and administrative	441,311	379,810
Amortization	7,800	8,708
Interest expense	18,723	14,977
Other charges (income), net	2,620	(688)

Earnings before taxes	180,878	156,283
Provision for taxes	41,024	41,050

Net earnings	$139,854	$115,233

Basic earnings per common share:
Net earnings	$4.06	$3.08
Weighted average number of common shares	34,482,431	37,390,019

Diluted earnings per common share:
Net earnings	$3.96	$3.01
Weighted average number of common and common equivalent shares	35,347,440	38,312,676
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$111,039	$81,222
Trade accounts receivable, less allowances of $9,631 at September 30, 2008 and $8,804 at December 31, 2007	340,481	354,596
Inventory	194,271	173,725
Current deferred tax assets, net	43,004	37,643
Other current assets and prepaid expenses	43,359	36,023

Total current assets	732,154	683,209
Property, plant and equipment, net	267,636	265,665
Goodwill	437,558	440,767
Other intangible assets, net	97,310	100,020
Non-current deferred tax assets, net	68,016	65,129
Other non-current assets	141,092	123,424

Total assets	$1,743,766	$1,678,214

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$107,059	$127,109
Accrued and other liabilities	81,447	73,661
Accrued compensation and related items	117,573	130,140
Deferred revenue and customer prepayments	65,318	52,703
Taxes payable	69,332	42,438
Current deferred tax liabilities	7,537	10,152
Short-term borrowings	24,048	11,570

Total current liabilities	472,314	447,773
Long-term debt	495,632	385,072
Non-current deferred tax liabilities	102,695	101,500
Other non-current liabilities	162,528	162,583

Total liabilities	1,233,169	1,096,928

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 33,522,365 and 35,638,483 shares at September 30, 2008 and December 31, 2007, respectively	448	448
Additional paid-in capital	557,559	548,378
Treasury stock at cost (11,263,646 shares at September 30, 2008 and 9,147,528 shares at December 31, 2007)	(878,507)	(662,393)
Retained earnings	789,605	652,236
Accumulated other comprehensive income	41,492	42,617

Total shareholders’ equity	510,597	581,286

Total liabilities and shareholders’ equity	$1,743,766	$1,678,214

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Nine months ended September 30, 2008 and twelve months ended December 31, 2007
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options and restricted stock units	593,090	—	—	37,025	(15,851)	—	21,174
Repurchases of common stock	(3,384,731)	—	—	(324,599)	—	—	(324,599)
Tax benefit resulting from exercise of certain employee stock options	—	—	11,373	—	—	—	11,373
Share-based compensation	—	—	8,142	—	—	—	8,142
Adoption of FIN 48	—	—	—	—	(4,111)	—	(4,111)
Comprehensive income:
Net earnings	—	—	—	—	178,507	—	178,507
Change in currency translation adjustment	—	—	—	—	—	27,941	27,941
Pension adjustment, net of tax	—	—	—	—	—	31,997	31,997

Comprehensive income							238,445

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	88,310	—	—	6,156	(2,837)	—	3,319
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(2,221,188)	—	—	(223,419)	—	—	(223,419)
Tax benefit resulting from exercise of certain employee stock options	—	—	1,803	—	—	—	1,803
Share-based compensation	—	—	7,378	—	—	—	7,378
Comprehensive income:
Net earnings	—	—	—	—	139,854	—	139,854
Change in currency translation adjustment	—	—	—	—	—	(1,706)	(1,706)
Pension adjustment, net of tax	—	—	—	—	—	581	581

Comprehensive income (a)							138,729

Balance at September 30, 2008	33,522,365	$448	$557,559	$(878,507)	$789,605	$41,492	$510,597

(a)	Total comprehensive income for the three months ended September 30, 2008 and 2007 was $27,264 and $53,047, respectively and $132,485 for the nine months ended September 30, 2007.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2008 and 2007
(In thousands)
(unaudited)

	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$139,854	$115,233
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,194	19,501
Amortization	7,800	8,708
Deferred taxes	(7,957)	(6,654)
Excess tax benefits from share-based payment arrangements	(999)	(5,223)
Gain from sale of property, plant and equipment	(3,271)	(656)
Share-based compensation	7,378	6,186
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	14,463	19,301
Inventory	(19,523)	(15,654)
Other current assets	(7,710)	(8,981)
Trade accounts payable	(21,975)	2,413
Taxes payable	28,456	30,953
Accruals and other	2,158	3,959

Net cash provided by operating activities	160,868	169,086

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	13,184	3,398
Purchase of property, plant and equipment	(37,460)	(24,826)
Acquisitions	(607)	(106)

Net cash used in investing activities	(24,883)	(21,534)

Cash flows from financing activities:
Proceeds from borrowings	235,710	104,312
Repayments of borrowings	(121,123)	(95,014)
Proceeds from stock option exercises	3,319	11,530
Repurchases of common stock	(225,296)	(254,506)
Excess tax benefits from share-based payment arrangements	999	5,223
Refinancing fees	(3,085)	—

Net cash used in financing activities	(109,476)	(228,455)

Effect of exchange rate changes on cash and cash equivalents	3,308	5,019

Net increase (decrease) in cash and cash equivalents	29,817	(75,884)

Cash and cash equivalents:
Beginning of period	81,222	151,269

End of period	$111,039	$75,385

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
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
At September 30, 2008 — Unaudited (Continued)
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
     Inventory consisted of the following:

	September 30,	December 31,
	2008	2007
Raw materials and parts	$84,814	$86,852
Work-in-progress	37,695	28,102
Finished goods	71,762	58,771

	$194,271	$173,725

Other Intangible Assets
     Other intangible assets include indefinite lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with SFAS No. 141 “Business Combinations” and the continued accounting for previously recognized intangible assets and goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consisted of the following:

	September 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$74,066	$(12,937)	$73,946	$(11,363)
Proven technology and patents	32,570	(19,829)	32,079	(18,077)
Tradename (finite life)	1,752	(746)	1,655	(654)
Tradename (indefinite life)	22,434	—	22,434	—

	$130,822	$(33,512)	$130,114	$(30,094)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.7 million for 2008, $4.6 million for 2009 and 2010, $4.4 million for 2011 and $4.1 million for 2012. The Company had amortization expense associated with the above intangible assets of $3.5 million and $3.4 million for the nine months ended September 30, 2008 and 2007, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $4.2 million and $5.3 million for the nine months ended September 30, 2008 and 2007, respectively.
Revenue Recognition
     Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, the Company defers revenue where installation is required, unless such installation is deemed perfunctory. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon title transfer and risk of loss to its distributors. Distributor discounts are offset against revenue at the time such revenue is recognized. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.
     Service revenue not under contract is recognized upon the completion of the service performed. Spare parts sold on a stand-alone basis are recognized upon title transfer which is generally at the time of shipment.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited (Continued)
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	September 30,	September 30,
	2008	2007
Balance at beginning of period	$12,949	$10,977
Accruals for warranties	13,405	9,951
Foreign currency translation	990	618
Payments / utilizations	(14,221)	(9,881)

Balance at end of period	$13,123	$11,665

Share-Based Compensation
     The Company applies the modified prospective method under SFAS 123R and Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payments”. The Company recognizes compensation expense in selling, general and administrative expense in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company had $2.3 million and $7.4 million of share-based compensation expense for the three and nine months ended September 30, 2008, respectively, compared to $2.0 million and $6.2 million for the corresponding periods in 2007.
     During the first quarter of 2008, the Company granted 213,850 performance based options, with a grant date fair value of $32.20. Compensation expense will be recognized over the five year vesting provisions based upon the probability of the performance condition being met.
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited (Continued)
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
     As of September 30, 2008, the Company has derivative assets totaling $0.7 million and derivative liabilities totaling $0.2 million. These derivative assets and liabilities consist of foreign currency forward exchange contracts and an interest rate swap agreement. The forward exchange contracts economically hedge short-term intercompany balances with the Company’s foreign businesses. The interest rate swap agreement changes the Company’s fixed interest obligation associated with $30 million of Senior Notes into a floating rate, and is accounted for as a fair value hedge. Changes in the fair values of these derivative assets and liabilities were insignificant to the Company’s consolidated results of operations and financial position for the three and nine month periods ended September 30, 2008.
     The fair values of these instruments are estimated based upon inputs from current valuation information obtained from dealer quotes, and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the three and nine month periods ended September 30, 2008.
     On October 20, 2008, the Company entered into an interest rate swap agreement changing the floating rate interest payments associated with $150 million of debt borrowed from the Company’s credit facility to a fixed obligation. The swap agreement will be accounted for as a cash flow hedge.
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
3. INCOME TAXES
     The provision for taxes is based upon the Company’s projected annual effective rate of 26% for the three and nine months ended September 30, 2008. During the first quarter of 2008, the Company recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China. During the third quarter of 2008, the Company recorded discrete tax items

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
resulting in a net tax benefit of $3.5 million primarily related to the closure of certain tax matters. The net impact of the items described above decreased the effective tax rate to 21% and 23% for the three and nine months ended September 30, 2008, respectively.
4. DEBT
     The Company’s short-term borrowings and long-term debt consisted of the following at September 30, 2008:

	September 30, 2008
		Other principal
		trading
	U.S. dollar	currencies	Total
$150m Senior notes (net of unamortized discount)	$150,427	$—	$150,427
Credit facility	322,000	11,218	333,218
Other local arrangements (long-term)	—	11,987	11,987

Total long-term debt	472,427	23,205	495,632
Other local arrangements (short-term)	8,000	16,048	24,048

Total debt	$480,427	$39,253	$519,680

     On August 15, 2008, the Company entered into a $950 million new Credit Agreement (the “Credit Agreement”), which replaced its $450 million Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The new Credit Agreement is provided by a group of financial institutions (similar to our Prior Credit Agreement) and has a maturity date of August 15, 2013. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
     Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s senior unsecured credit ratings, which was, as of September 30, 2008, set at LIBOR plus 0.70% (based on ratings of “BBB” by Standard & Poor’s and “Baa2” by Moody’s). The Company must also pay facility fees that are tied to its credit ratings. The Credit Agreement contains covenants, with which the Company was in compliance as of September 30, 2008, including maintaining a consolidated interest coverage ratio of more than 3.5 to 1.0 and a consolidated leverage ratio of less than 3.25 to 1.0. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. The Company capitalized $3.3 million in financing fees associated with the Credit Agreement.
     The borrowings under the Credit Agreement have been classified as long-term debt in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis. As of September 30, 2008, approximately $607.2 million was available under the facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
5. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $1.5 billion of equity shares. As of September 30, 2008, there were $417.7 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 15.2 million shares since the inception of the program through September 30, 2008.
     The Company reacquired $223.4 million (of which $3.3 million was unsettled at September 30, 2008) and $249.1 million on the repurchase of 2,221,188 shares and 2,710,531 shares at an average price of $100.57 and $91.86 during the nine months ended September 30, 2008 and 2007, respectively. An additional $5.2 million and $5.4 million were cash settled during the nine month periods ended September 30, 2008 and 2007, respectively, relating to the settlement of a liability for shares repurchased as of December 31, 2007 and 2006. The Company reissued 88,310 shares and 339,015 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2008 and 2007, respectively.
     During the first quarter of 2008, the Company also reissued 16,760 shares held in treasury pursuant to its 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
6. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common share equivalents in the calculation of diluted weighted average shares outstanding for the three and nine month periods ended September 30, relating to outstanding stock options and restricted stock units:

	2008	2007
Three months ended	871,232	946,805

Nine months ended	865,009	922,656
     Outstanding options to purchase 450,150 and 3,000 shares of common stock for the three month periods ended September 30, 2008 and 2007, respectively, and options to purchase 450,797 and 119,567 shares of common stock for the nine month periods ended September 30, 2008 and 2007, respectively, have been excluded from the calculation of diluted weighted average shares on the grounds that such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
7. NET PERIODIC BENEFIT COST
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost, net	$182	$170	$4,223	$4,072	$109	$101
Interest cost on projected benefit obligations	1,633	1,590	5,966	4,784	322	331
Expected return on plan assets	(2,232)	(2,072)	(7,866)	(6,910)	—	—
Net amortization and deferral	—	—	—	—	(240)	(239)
Actuarial losses	197	515	221	223	—	—

Net periodic pension cost (benefit)	$(220)	$203	$2,544	$2,169	$191	$193

     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007	2008	2007
Service cost, net	$548	$509	$12,932	$11,997	$327	$304
Interest cost on projected benefit obligations	4,901	4,769	18,232	14,086	968	992
Expected return on plan assets	(6,698)	(6,217)	(24,454)	(20,273)	—	—
Net amortization and deferral	—	—	—	—	(718)	(718)
Actuarial losses	593	1,544	382	632	—	—

Net periodic pension cost (benefit)	$(656)	$605	$7,092	$6,442	$577	$578

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
9. SEGMENT REPORTING
     As disclosed in Note 15 to the Company’s consolidated financial statements for the year ending December 31, 2007, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
     The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses and restructuring, before amortization, interest expense and other charges (income), net and taxes).
     The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2008	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$161,844	$14,904	$176,748	$30,723	$272,546
Swiss Operations	30,830	75,896	106,726	19,215	26,475
Western European Operations	168,497	20,414	188,911	14,165	118,141
Chinese Operations	66,458	23,371	89,829	15,619	2,092
Other (a)	81,468	1,401	82,869	6,198	18,304
Eliminations and Corporate (b)	—	(135,986)	(135,986)	(9,405)	—

Total	$509,097	$—	$509,097	$76,515	$437,558

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2008	Customers	Segments	Sales	Profit
U.S. Operations	$464,225	$42,815	$507,040	$82,093
Swiss Operations	93,850	238,713	332,563	62,570
Western European Operations	509,464	63,191	572,655	41,923
Chinese Operations	166,179	70,504	236,683	44,098
Other (a)	229,939	3,408	233,347	17,436
Eliminations and Corporate (b)	—	(418,631)	(418,631)	(38,099)

Total	$1,463,657	$—	$1,463,657	$210,021

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2007	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$155,425	$13,060	$168,485	$27,901	$272,439
Swiss Operations	26,942	67,446	94,388	20,696	24,511
Western European Operations	144,056	19,618	163,674	11,402	121,520
Chinese Operations	45,476	22,415	67,891	15,079	1,918
Other (a)	70,701	798	71,499	7,229	18,326
Eliminations and Corporate (b)	—	(123,337)	(123,337)	(15,517)	—

Total	$442,600	$—	$442,600	$66,790	$438,714

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2007	Customers	Segments	Sales	Profit
U.S. Operations	$449,743	$37,694	$487,437	$73,089
Swiss Operations	74,964	196,959	271,923	55,800
Western European Operations	427,908	59,102	487,010	37,517
Chinese Operations	115,510	64,703	180,213	39,134
Other (a)	192,782	2,525	195,307	16,709
Eliminations and Corporate (b)	—	(360,983)	(360,983)	(42,969)

Total	$1,260,907	$—	$1,260,907	$179,280

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company’s reportable operating segments.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses, which are not included in the Company’s operating segments.
         A reconciliation of Earnings before taxes to Segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Earnings before taxes	$66,496	$58,392	$180,878	$156,283
Amortization	2,728	2,825	7,800	8,708
Interest expense	6,846	5,515	18,723	14,977
Other charges (income), net	445	58	2,620	(688)

Segment profit	$76,515	$66,790	$210,021	$179,280

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2008 — Unaudited (Continued)
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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.
Results of Operations – Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%

Net sales	$509,097	100.0	$442,600	100.0	$1,463,657	100.0	$1,260,907	100.0
Cost of sales	260,417	51.2	223,591	50.5	734,814	50.2	635,328	50.4

Gross profit	248,680	48.8	219,009	49.5	728,843	49.8	625,579	49.6
Research and development	26,553	5.2	22,699	5.1	77,511	5.3	66,489	5.3
Selling, general and administrative	145,612	28.6	129,520	29.3	441,311	30.1	379,810	30.1
Amortization	2,728	0.5	2,825	0.6	7,800	0.5	8,708	0.7
Interest expense	6,846	1.3	5,515	1.3	18,723	1.3	14,977	1.2
Other charges (income), net	445	0.1	58	0.0	2,620	0.2	(688)	(0.1)

Earnings before taxes	66,496	13.1	58,392	13.2	180,878	12.4	156,283	12.4
Provision for taxes (a)	13,772	2.7	14,620	3.3	41,024	2.8	41,050	3.3

Net earnings	$52,724	10.4	$43,772	9.9	$139,854	9.6	$115,233	9.1

(a)	Discrete tax items in the three months ended September 30, 2008 of $3.5 million relate primarily to a benefit from the closure of certain tax matters. The nine months ended September 30, 2008 includes an additional $2.5 million discrete tax benefit related to favorable withholding tax law changes in China.

The three and nine months ended September 30, 2007 include discrete tax items of $1.1 million. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily related to a tax law change in Germany.
     Net sales
     Net sales were $509.1 million and $1,463.7 million for the three and nine months ended September 30, 2008, compared to $442.6 million and $1,260.9 million for the corresponding periods in 2007. This represents an increase in U.S. dollars of 15% and 16%, respectively, for the three and nine months ended September 30, 2008. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 10% and 9%, respectively, for the three and nine months ended September 30, 2008.

     During the three and nine months ended September 30, 2008, our net sales by geographic destination in local currencies increased by 4% and 3% in the Americas, by 9% and 8% in Europe and by 21% and 21% in Asia/Rest of World. A discussion of sales by operating segment is included below.
     As described in Note 15 to our consolidated financial statements for the year ending December 31, 2007, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
     Net sales of products increased in U.S. dollars by 16% and 17% during the three and nine months ended September 30, 2008, respectively, compared to the corresponding period and by 11% and 10% respectively in local currencies. Service revenue (including spare parts) increased in U.S. dollars by 11% and 12% during the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods and by 6% and 5%, respectively, in local currencies.
     Net sales for our laboratory-related products increased 9% in local currencies during both the three and nine months ended September 30, 2008, principally driven by strong growth across most product categories, especially analytical instruments, process analytics and laboratory balances. Our laboratory-related product sales were also reduced by 1% during the nine months ended September 30, 2008 due to product line exits in 2007.
     Net sales of our industrial-related products increased 12% and 9% in local currencies for the three and nine months ended September 30, 2008, respectively. We experienced strong sales growth in our core industrial products throughout most geographies, particularly China, as well as solid sales growth in our product inspection products. We also experienced strong sales growth in transportation and logistics products for the three month period ended September 30, 2008 related to increased project activity.
     In our food retailing markets, net sales increased 6% and 4% in local currencies during the three and nine months ended September 30, 2008, respectively. We experienced strong sales growth in Europe and continued solid growth in Asia during the three months ended September 30, 2008. Net sales for the nine months ended September 30, 2008 reflect strong project activity in Europe and continued growth in Asia/Rest of World while sales decreased in the U.S.
     Gross profit
     Gross profit as a percentage of net sales was 48.8% and 49.8% for the three and nine months ended September 30, 2008, respectively, compared to 49.5% and 49.6% for the corresponding periods in 2007.
     Gross profit as a percentage of net sales for products was 52.7% and 53.9% for the three and nine months ended September 30, 2008, respectively, compared to 53.4% and 53.8% for the corresponding periods in 2007.
     Gross profit as a percentage of net sales for services (including spare parts) was 35.1% and 35.7% for the three and nine months ended September 30, 2008, respectively, compared to 36.3% and 35.8% for the corresponding periods in 2007.

     The decrease in gross profit as a percentage of net sales for the three months ended September 30, 2008 reflects the weakening U.S. dollar, an unfavorable product mix and increased material costs, offset in part by increased sales volume leveraging our fixed production costs. For the nine months ended September 30, 2008 our gross profit increased as a percentage of net sales as a result of increased sales volume, offset in part by the weakening U.S. dollar and increased material costs.
     Research and development and selling, general and administrative expenses
     Research and development expenses as a percentage of net sales were 5% for the three and nine months ended September 30, 2008, respectively, as well as in the corresponding periods during 2007. Research and development expenses increased 9% and 6%, in local currencies, during the three and nine months ended September 30, 2008, respectively, compared to the corresponding period in 2007.
     Selling, general and administrative expenses as a percentage of net sales were 29% and 30% for the three and nine months ended September 30, 2008, compared to 29% and 30%, respectively, in the corresponding periods during 2007. Selling, general and administrative expenses increased 7% and 8%, in local currencies, during the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. This is primarily due to continued sales and marketing investments, especially in China and other emerging market countries and expenses associated with upcoming product launches. Selling, general and administrative expenses during the three months ended September 30, 2008 also included severance expense related to our cost-reduction activities.
     Interest expense, other charges (income), net and taxes
     Interest expense was $6.8 million and $18.7 million for the three and nine months ended September 30, 2008, respectively, and $5.5 million and $15.0 million for the corresponding periods in 2007. The increase is due primarily to increased borrowings versus the corresponding periods in 2007.
     Other charges (income), net was $0.4 million and $2.6 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and ($0.7) million for the corresponding periods in 2007 and consists primarily of interest income as well as (gains) losses from foreign currency transactions and other items. Other charges (income), net includes the impact of unfavorable foreign currency fluctuations and reduced interest income associated with lower cash balances compared to the prior year periods.
     The provision for taxes is based upon our projected annual effective tax rate of 26% for the three and nine months ended September 30, 2008 and 27% for the three and nine months ended September 30, 2007.
     During the first quarter of 2008, the Company recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China. During the third quarter of 2008, the Company recorded discrete tax items resulting in a net tax benefit of $3.5 million primarily related to the closure of certain tax matters. The net impact of the items described above decreased the effective tax rate to 21% and 23% for the three and nine months ended September 30, 2008, respectively.

     During the third quarter of 2007, the Company recorded certain discrete tax items which resulted in a net tax benefit of $1.1 million. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily due to a tax law change in Germany. The net impact of the items described above decreased the effective tax rate to 25% and 26% for the three and nine months ended September 30, 2007, respectively.
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
     U.S. Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$176,748	$168,485	5%	$507,040	$487,437	4%
Net sales to external customers	$161,844	$155,425	4%	$464,225	$449,743	3%
Segment profit	$30,723	$27,901	10%	$82,093	$73,089	12%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 5% and 4% for the three and nine months ended September 30, 2008, respectively, and net sales to external customers increased 4% and 3% for the three and nine months ended September 30, 2008, respectively, compared with the corresponding periods in 2007. The increase for the three months ended September 30, 2008 reflects solid growth in our laboratory-related and product inspection products and increased transportation and logistics project activity, offset in part by reduced sales in retail products. Net sales to external customers were also reduced during the nine months ended September 30, 2008 by 1% due to product line exits during 2007.
     Segment profit increased $2.8 million and $9.0 million for the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The increase in segment profit was primarily due to increased sales volume leveraging our fixed production costs, offset in part by investments in sales and marketing.
     Swiss Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$106,726	$94,388	13%	$332,563	$271,923	22%
Net sales to external customers	$30,830	$26,942	14%	$93,850	$74,964	25%
Segment profit	$19,215	$20,696	-7%	$62,570	$55,800	12%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 1% and 6% for the three and nine month periods ended September 30, 2008. Net sales to external customers in local currency increased 2% and 9% for the same periods versus the prior year corresponding periods. The increase in sales to external customers for the three and nine months ended September 30, 2008 related primarily to strong growth in most of our laboratory-related products, particularly in process analytics, as well as improved project activity in retail products.
     Segment profit decreased $1.5 million and increased $6.8 million for the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The increase in segment profit for the nine months ended September 30, 2008 relative to the corresponding prior period relates primarily to increased sales volume leveraging our fixed production costs, partially offset by higher research and development project activity and unfavorable currency fluctuations. Segment profit for the three months ended September 30, 2008 was also reduced by increased sales and marketing costs relating to product launches.
     Western European Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$188,911	$163,674	15%	$572,655	$487,010	18%
Net sales to external customers	$168,497	$144,056	17%	$509,464	$427,908	19%
Segment profit	$14,165	$11,402	24%	$41,923	$37,517	12%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 7% and 6% for the three and nine month periods ended September 30, 2008. Net sales to external customers in local currency increased 8% and 7% for the same periods. The increase includes solid sales growth in our industrial-related and laboratory-related products. Our industrial sales for the three months ended September 30, 2008 include particularly favorable results in core industrial products and transportation and logistics project activity. We also experienced strong European retail project activity during the three and nine months ended September 30, 2008.
     Segment profit increased $2.8 million and $4.4 million for the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods in 2007. The increase in segment profit is principally a result of increased sales volume and favorable currency translation fluctuations, partially offset by increased sales and marketing investments. We also recorded severance charges of $2.7 million and $5.1 million associated with our cost reduction initiatives, during the three and nine month periods ended September 30, 2008, respectively.
     Chinese Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$89,829	$67,891	32%	$236,683	$180,213	31%
Net sales to external customers	$66,458	$45,476	46%	$166,179	$115,510	44%
Segment profit	$15,619	$15,079	4%	$44,098	$39,134	13%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 20% and 20% and net sales to external customers increased 32% and 31% for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007. These increases were due to continued sales growth for most product lines, in particular industrial products.

     Segment profit increased $0.1 million and $5.0 million for the three and nine month periods ended September 30, 2008, respectively, compared to the corresponding periods in 2007. Segment profit includes increased sales volume, partially offset by unfavorable currency fluctuations, increased material costs, increased costs to expand our manufacturing capabilities and investments in our Chinese sales and marketing organization. Segment profit during the three months ended September 30, 2008 was also reduced by unfavorable product mix.
     Other (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2008	2007	%1)	2008	2007	%1)
Total net sales	$82,869	$71,499	16%	$233,347	$195,307	19%
Net sales to external customers	$81,468	$70,701	15%	$229,939	$192,782	19%
Segment profit	$6,198	$7,229	-14%	$17,436	$16,709	4%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency increased 13% and 12% for the three and nine month periods ended September 30, 2008. Net sales to external customers in local currency increased 12% for the same periods versus the prior year corresponding periods. This performance reflects increased sales in our Other Asian Pacific, Eastern European and Other North American markets.
     Segment profit decreased $1.0 million and increased $0.7 million for the three and nine months ended September 30, 2008 compared to the corresponding periods in 2007. The decrease in segment profit for the three months ended September 30, 2008 was primarily a result of decreased profitability in Canada and severance charges associated with our cost reduction initiatives, partially offset by increased profitability in our Other Asia Pacific and Other Eastern European markets.
Liquidity and Capital Resources
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures, share repurchases and acquisitions.
     Cash provided by operating activities totaled $160.9 million in the nine months ended September 30, 2008, compared to $169.1 million in the corresponding period in 2007. The decrease in 2008 resulted principally from higher payments of approximately $11.5 million related to 2007 performance-related compensation incentives (bonus payments), reduced accounts payable balances of $24.4 million and the timing of tax disbursements of $5.9 million, offset in part by higher net earnings of $24.6 million.
     Cash flows used in investing activities during the nine months ended September 30, 2008 included $12.5 million of proceeds from the sale of a Swiss property.
     Capital expenditures are a significant use of funds and are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $37.5 million for the nine months ended September 30, 2008 compared to $24.8 million in the corresponding period in 2007. Approximately $8.2 million of these expenditures for the nine months ended September 30, 2008 relate to the initial phases of a multi-year program of information technology investment.

We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change.
     Cash flows used in financing activities during the nine months ended September 30, 2008 included $3.1 million of financing fees related to the closing of our new $950 million credit facility during the third quarter.
     Debt
     The Company’s short-term borrowings and long-term debt consisted of the following at September 30, 2008:

	September 30, 2008
		Other principal
		trading
	U.S. dollar	currencies	Total
$150m Senior notes (net of unamortized discount)	$150,427	$—	$150,427
Credit facility	322,000	11,218	333,218
Other local arrangements (long-term)	—	11,987	11,987

Total long-term debt	472,427	23,205	495,632
Other local arrangements (short-term)	8,000	16,048	24,048

Total debt	$480,427	$39,253	$519,680

     On August 15, 2008, the Company entered into a $950 million new Credit Agreement (the “Credit Agreement”), which replaced its $450 million Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The new Credit Agreement is provided by a group of financial institutions (similar to our Prior Credit Agreement) and has a maturity date of August 15, 2013. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
     Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s senior unsecured credit ratings, which was, as of September 30, 2008, set at LIBOR plus 0.70% (based on ratings of “BBB” by Standard & Poor’s and “Baa2” by Moody’s). The Company must also pay facility fees that are tied to its credit ratings. The Credit Agreement contains covenants, with which the Company was in compliance as of September 30, 2008, including maintaining a consolidated interest coverage ratio of more than 3.5 to 1.0 and a consolidated leverage ratio of less than 3.25 to 1.0. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. The Company capitalized $3.3 million in financing fees associated with the Credit Agreement.
     The borrowings under the Credit Agreement have been classified as long-term debt in accordance with the Company’s intent and ability to refinance such obligations on a long-term basis. As of September 30, 2008, approximately $607.2 million was available under the facility.
     Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

     We currently believe that cash flow from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements.
     Share repurchase program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $1.5 billion of equity shares. As of September 30, 2008, there were $417.7 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 15.2 million shares since the inception of the program through September 30, 2008.
     We reacquired $223.4 million (of which $3.3 million was unsettled at September 30, 2008) and $249.1 million on the repurchase of 2,221,188 shares and 2,710,531 shares at an average price of $100.57 and $91.86 during the nine months ended September 30, 2008 and 2007, respectively, as well as an additional $5.2 million and $5.4 million during the nine month periods ended September 30, 2008 and 2007, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2007 and 2006. See Part II, Item 2 regarding details of the share repurchase program for the three months ended September 30, 2008. The Company reissued 88,310 shares and 339,015 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2008 and 2007, respectively. During the first quarter of 2008, the Company also reissued 16,760 shares held in treasury pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the Euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the Euro is an important cross-rate monitored by the Company. We estimate that a 1% strengthening of the Swiss franc against the Euro would result in a decrease in our earnings before tax of approximately $1.1 million to $1.3 million on an annual basis. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2008, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $4.4 million in the reported U.S. dollar value of the debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2008, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     For the nine months ended September 30, 2008 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Maximum Number
			Shares	(or Approximate
			Purchased as	Dollar Value) of
	(a)	(b)	Part of Publicly	Shares that May Yet
	Total Number	Average	Announced	Be Purchased Under
	of Shares	Price Paid per	Plans or	the Plans or
	Purchased	Share	Programs	Programs
July 1 to July 31, 2008	190,000	$96.98	190,000	$468,754
August 1 to August 31, 2008	227,000	$107.10	227,000	$444,439
September 1 to September 30, 2008	264,600	$101.16	264,600	$417,667
Total	681,600	$101.97	681,600	$417,667
     The Company has a share repurchase program. Under the program the Company has been authorized to buy back up to $1.5 billion of equity shares. As of September 30, 2008, there were $417.7 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The Company has purchased 15.2 million shares since the inception of the program, announced February 2004, through September 30, 2008.
     The Company reacquired $223.4 million (of which $3.3 million was unsettled at September 30, 2008) and $249.1 million on the repurchase of 2,221,188 shares and 2,710,531 shares at an average price of $100.57 and $91.86 during the nine months ended September 30, 2008 and 2007, respectively, as well as an additional $5.2 million and $5.4 million during the nine month periods ended September 30, 2008 and 2007, respectively, relating to the settlement of the liability for shares repurchased as of December 31, 2007 and 2006. The Company reissued 88,310 shares and 339,015 shares held in treasury for the exercise of stock options for the nine months ended September 30, 2008 and 2007, respectively. During the first quarter of 2008, the Company also reissued 16,760 shares held in treasury pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other information. None
Item 6. Exhibits.

10.1	Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JP Morgan Chase Bank, N.A., J.P. Morgan Securities Inc. and Banc of America Securities LLC and certain other financial institutions, dated as of August 15, 2008. (1)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 8-K dated August 15, 2008

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: November 7, 2008	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer