Form 10-K
period 2008-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2009-02-13
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).  Yes ☐     No ☑

As of February 1, 2009 there were 33,596,603 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2008 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008) was approximately $3.1 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated

Certain Sections of the Proxy Statement for 2009 Annual Meeting of Shareholders	Part III

METTLER-TOLEDO INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2008

FORWARD-LOOKING STATEMENTS DISCLAIMER

Some of the statements in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, the following: projected earnings and sales growth, strategic plans and contingency plans, potential growth opportunities or economic downturns in both developed markets and emerging markets, including China, impact of inflation, currency and interest rate fluctuations, our ability to maintain a leading position in our key markets, our ability to leverage our market-leading position and diverse product offering to weather an economic downturn, the effectiveness of our “Spinnaker” initiatives relating to sales and marketing, planned research and development efforts, product introductions and innovation, manufacturing capacity, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, expanding our operating margins, anticipated customer spending patterns and levels, expected customer demand, meeting customer expectations, warranty claim levels, anticipated growth in service revenues, our ability to realize planned price increases, planned operational changes and productivity improvements, effect of changes in internal control over financial reporting, research and development expenditures, competitors’ product development, levels of competitive pressure, expected capital expenditures, the timing, impact, cost and effectiveness of our cost reduction programs, future cash sources and requirements, liquidity, value of inventories, impact of long-term incentive plans, continuation of our stock repurchase program and the related impact on cash flow, expected pension and other benefits contributions and payments, expected tax treatment and assessment, impact of taxes and changes in tax benefits, the need to take additional restructuring charges, expected compliance with laws, changes in laws and regulations, impact of environmental costs, expected trading volume and value of stocks and options, impact of issuance of preferred stock, expected cost savings, impact of legal proceedings, satisfaction of contractual obligations by counterparties, timeliness of payments by our customers, the adequacy of reserves for bad debts against our accounts receivable, benefits and other effects of completed or future acquisitions.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this annual report on Form 10-K for the fiscal year ended December 31, 2008, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this annual report on Form 10-K for the fiscal year ended December 31, 2008 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

PART I

Item 1.	Business

We are a leading global supplier of precision instruments and services. We have strong leadership positions in all of our businesses and believe we hold global number-one market positions in a majority of them. Specifically, we are the largest provider of weighing instruments for use in laboratory, industrial and food retailing applications. We are also a leading provider of analytical instruments for use in life science, reaction engineering and real-time analytic systems used in drug and chemical compound development, and process analytics instruments used for in-line measurement in production processes. In addition, we are the largest supplier of end-of-line inspection systems used in production and packaging for food, pharmaceutical and other industries.

Our business is geographically diversified, with net sales in 2008 derived 43% from Europe, 35% from North and South America and 22% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.

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

Laboratory Instruments

We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 44% of our net sales in 2008, 2007 and 2006.

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

In 2008, we introduced Quantos, an automated powder dosing solution for small sample sizes, which is controlled and monitored by the balance. The first step in sample preparation for analytical methods is precise weighing of substances, which has traditionally been done by hand using a spatula. The Quantos dosing system offers automated measuring performance of 200 grams to 0.005 milligrams.

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

Industrial Instruments

We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food and other industries. In addition, we manufacture metal detection and other end-of-line inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 43% of our net sales in both 2008 and 2007 and 42% in 2006.

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

Industrial Software

We offer software that can be used with our industrial instruments. Examples include FreeWeigh.Net, statistical quality control software, Formweigh.Net, our formulation/batching software and OverDrive, which supports the operation of vehicle scales. FreeWeigh.Net and Formweigh.Net provide full network capability and enable customers to collect and archive data in compliance with 21 CFR Part 11.

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

Retail Weighing Solutions

Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. Customer benefits are in the areas of pricing, merchandising, inventory management and regulatory compliance. Our instruments have been expanded to allow in-store marketing which permits customers to make more decisions at the point of sale. The retail business accounted for approximately 13% of our net sales in both 2008 and 2007 and 14% in 2006.

Retail Software

Our subsidiary SofTechnics provides retail software for in-store item and inventory management solutions. SofTechnics’ offering complements our retail weighing solutions to food retailers by providing the full scope of real-time item management. Retailers can then match local store inventory levels with local customer demand. Our instruments have been expanded to allow in-store marketing which permits customers to make more decisions at the point of sale.

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

Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through the indirect channels, including sales of our “Ohaus” branded products. Ohaus branded products target markets, such as the educational market, in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service. We have a diversified customer base, with no single customer accounting for more than 1% of 2008 net sales.

Sales and Service

Market Organizations

We maintain geographically focused market organizations around the world that are responsible for all aspects of our sales and service. The market organizations are customer-focused, with an emphasis on building and maintaining value-added relationships with customers in our target market segments. Each market organization has the ability to leverage best practices from other units while maintaining the flexibility to adapt its marketing and service efforts to account for different cultural and economic conditions. Market organizations also work closely with our producing organizations (described below) by providing feedback on manufacturing and product development initiatives, new product and application ideas and information about key market segments.

We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2008, our sales and services group consisted of over 5,600 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 35 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.

Service

Our service business remains successful with a focus on repair services as well as further expansion of our offerings to include value-added services for a range of market needs, including regulatory compliance qualification, calibration, certification and preventative maintenance. We have a unique offering to our pharmaceutical customers in promoting use of our instruments in compliance with FDA regulations, and we can provide these services regardless of the customer’s location around the world. This global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, repairs and replacement parts) accounted for approximately 22% of our total net sales in 2008 and 23% in both 2007 and 2006. A significant portion of this amount is derived from the sale of replacement parts.

Beyond revenue opportunities, we believe service is a key part of our solution offering and helps significantly in customer retention. The close relationships and frequent contact with our large customer base provide us with sales opportunities and innovative product and application ideas.

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

Research and Development

We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $277.5 million in research and development ($102.3 million in 2008, $92.4 million in 2007 and $82.8 million in 2006). In 2008, we spent approximately 5.2% of net sales on research and development. Our research and development efforts fall into two categories:

•	technology advancements, which generate new products and increase the value of our products. These advancements may be in the form of enhanced or new functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means, which allow us to design products more specific to the needs of the industries the Company serves, and

•	cost reductions, which reduce the manufacturing cost of our products through better overall design.

We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have over 1,000 employees in research and development and product engineering in countries around the globe.

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

Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than, sales in the second and third quarters. Fourth quarter sales have historically generated approximately 26% to 30% of our net sales. This trend has a somewhat greater effect on income from operations than on net sales because fixed costs are spread evenly across all quarters.

Employees

As of December 31, 2008, we had approximately 10,000 employees throughout the world, including approximately 4,500 in Europe, 3,000 in North and South America and 2,500 in Asia and other countries.

We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.

Blue Ocean Program

“Blue Ocean” refers to our program to establish a new global operating model, with standardized, automated and integrated processes, with high levels of global data transparency. It will encompass a new enterprise architecture, with a global, single instance ERP system. Within our IT systems we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes will proceed on a staggered basis over a several year period with the initial go-live rollout expected to occur in 2010. We expect capitalized project costs in the first phase to exceed $100 million. We expect the return on this investment when complete to be reduced operating costs and working capital requirements.

Intellectual Property

We hold over 3,500 patents and trademarks (including pending applications), primarily in the United States, Switzerland, Germany, the United Kingdom, Italy, France, Japan, China, South Korea, Brazil and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.

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

We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. Our former subsidiary Mettler-Toledo Hi-Speed, Inc. (“Hi-Speed”) was one of two private parties ordered to perform certain ground water contamination monitoring under an administrative consent order that the New Jersey Department of Environmental Protection (“NJDEP”) signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI International Corporation (“GEI”) is the other ordered party. GEI has failed to fulfill its obligations under the NJDEP consent order, and NJDEP has agreed with Hi-Speed that the residual ground water contaminants can be monitored through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with monitoring ground water contamination levels at the site will be approximately $0.6 million in the coming years.

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

Competition

Our markets are highly competitive. Many of the markets in which we compete are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. For example, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. In addition, some of our competitors are domiciled in emerging markets and may have a lower cost structure than ours. We are confronted with new competitors in emerging markets who, although relatively small in size today, could become larger companies in their home markets. Given the sometimes significant growth rates of these emerging markets, and in light of their cost advantage over developed markets, emerging market competitors could become more significant global competitors. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets.

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

Any of the above documents and any of our reports on Form 10-K, Form 10-Q, Form 8-K and Schedule 14A and all amendments to those reports can also be obtained in print, free of charge, by sending a written request to our Investor Relations Department:

Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240 U.S.A.
Phone: +1 614 438 4748
Fax: +1 614 438 4646
E-mail: mary.finnegan@mt.com

Item 1A.	Risk Factors

Factors Affecting Our Future Operating Results

The majority of our business is derived from companies in developed countries. The current economic downturns or recessions in these countries can be expected to adversely affect our operating results.

Although the percentage of our sales coming from emerging markets is growing, the majority of our business is still derived from companies in developed countries. Because our customers often decrease or delay capital expenditures in difficult economic times, economic downturns or recessions in developed countries would likely adversely affect our operating results. Given the current economic uncertainty, we are starting to see both decreases and delays in customer expenditures, and we expect these to continue and possibly worsen. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. These conditions would reduce our revenues and profitability.

We are subject to certain risks associated with our international operations and fluctuating conditions in emerging markets.

We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for $228.9 million of sales to external customers and $59.0 million of segment profit. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•	nationalization of private enterprises may result in the confiscation of assets as we hold significant assets around the world in the form of property, plant and equipment, inventory and accounts receivable, as well as $52.9 million of cash at December 31, 2008 in our Chinese subsidiaries;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including tax disputes, imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	other uncertain local economic, political and social conditions, including hyper-inflationary conditions or periods of low or no productivity growth.

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

Economic conditions in emerging markets have from time to time deteriorated significantly, and some emerging markets are currently experiencing recessionary trends, severe currency devaluations and inflationary prices. Moreover, economic problems in individual markets can spread to other economies, adding to the adverse conditions we may face in emerging markets. Even where economies are currently growing, such as China, we are already seeing significant slowdowns compared with historical growth rates, and believe economic conditions in these markets will decline further. We remain committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. However, we expect the fluctuating economic conditions will affect our results of operations in these markets for the foreseeable future.

We operate in highly competitive markets, and it may be difficult to preserve operating margins, gain market share and maintain a technological advantage.

Our markets are highly competitive. Many of the markets in which we compete are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our Company. Some of our competitors are domiciled or operate in emerging markets and may have a lower cost structure than ours. We are confronted with new competitors in emerging markets who, although relatively small in size today, could become larger companies in their home markets. Given the sometimes significant growth rates of these emerging markets, and in light of their cost advantage over developed markets, emerging market competitors could become more significant global competitors. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets. We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have certain technological and other advantages over our competitors, we may not be able to realize and maintain these advantages.

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

A widespread outbreak of an illness or other health issue could negatively affect our business, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

A number of countries in the Asia Pacific region have experienced outbreaks of SARS and/or avian influenza (bird flu) in recent years. As a result of such an outbreak, businesses can be shut down and individuals can become ill or quarantined. Outbreaks of infectious diseases such as these, particularly in North America, Europe, China or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business or prospects. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.

We are vulnerable to system failures, which could harm our business.

We rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products and services, support our customers, fulfill orders and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our services as a result of system failures.

We also recently initiated our “Blue Ocean” program, a program to standardize our global business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. The implementation of this program will proceed on a staggered basis over a several-year period with the initial go-live rollouts expected to occur during 2010. If the implementation of any unit is flawed, we could suffer interruptions in operations and customer-facing activities which could harm our reputation and financial condition, lose data, experience reduced functionality or have delays in reporting financial information. It may take us longer to implement the Blue Ocean program than we have planned for, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies.

A prolonged downturn or additional consolidation in the pharmaceutical, food, food retailing and chemical industries could adversely affect our operating results.

Our products are used extensively in the pharmaceutical, food and beverage and chemical industries. Consolidation in the pharmaceutical and chemical industries hurt our sales in prior years. A prolonged economic downturn or additional consolidation in any of these industries could adversely affect our operating results, and some industries are already experiencing significant economic declines such as the chemical industry. In addition, the capital spending policies of our customers in these industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability.

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

As of December 31, 2008, our consolidated balance sheet included goodwill of $424.4 million and other intangible assets of $96.3 million.

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

Should any of these estimates or assumptions change, or should we incur lower-than-expected operating performance or cash flows, including from a prolonged economic slowdown, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite-lived intangible assets if the fair value estimate declines below the carrying value.

Our amortization expense related to intangible assets with finite lives may materially change should our estimates of their useful lives change.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.

We are subject to income taxes in both the United States and various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates, changes in the valuation of deferred tax assets and liabilities and material adjustments from tax audits.

In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent upon our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.

Currency fluctuations affect our operating profits.

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate monitored by the Company. In recent months, we have seen substantially higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened significantly against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.0 million to $1.4 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2008, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $5.0 million in the reported U.S. dollar value of the debt.

We have substantial debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.

We have substantial debt and we may incur substantial additional debt in the future. As of December 31, 2008, we had total indebtedness of approximately $376.0 million, net of cash of $78.1 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.

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

In the current difficult environment, banks can be expected to strictly enforce the terms of our credit agreement. Although we believe we are currently in compliance with all credit agreement requirements, if we fail to comply in the future with a requirement, our access to the facility and ability to borrow further may be limited. In such circumstances, we may not be able to refinance our existing debt or only be able to do so at significantly higher costs.

The agreements governing our debt impose restrictions on our business.

The indenture governing our senior notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens and consolidate, merge, sell or lease all or substantially all of our assets. Our credit facility also requires us to meet certain financial ratios.

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

We make from time to time forward-looking statements, and actual events or results may differ materially from these statements because assumptions we have made prove incorrect due to market conditions in our industries or other factors.

We from time to time provide forward-looking statements both in our filings with the SEC and orally in connection with our quarterly earnings calls, including guidance on anticipated earnings per share. These statements are only predictions. Actual events or results may differ materially from these statements because assumptions we have made prove incorrect due to market conditions in our industries or other factors. We refer you to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” section and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report on Form 10-K, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

In providing guidance on our future earnings, our management evaluates our budgets, our strategic plan and certain factors relating to our business. This evaluation requires management to make several key assumptions relating to both external and internal factors. Some of the key external assumptions include:

•	the outlook for our end markets and the global economy;

•	impact of external factors on our competition;

•	economies in emerging markets will slow from the growth we had in 2008;

•	financial position of our customers;

•	the estimated costs of purchasing materials;

•	developments in personnel costs; and

•	rates for currency exchange, particularly between the Swiss franc and the euro.

Some of these assumptions may prove to be incorrect over time. For example, although no one customer accounts for more than 1% of our revenues, if a number of our customers experienced significant deteriorations in their financial positions concurrently, it could have an impact on our results of operations.

Some of our key internal assumptions include the following:

•	our ability to implement our business strategy;

•	effectiveness of our marketing programs such as our Spinnaker initiatives;

•	our ability to develop and deliver innovative products and services;

•	continued growth in our sales in emerging markets;

•	our ability to implement price increases as forecasted; and

•	the effectiveness of our cost saving initiatives, including our restructuring activities.

These internal assumptions may also prove to be incorrect over time. For example, with respect to our ability to realize our planned price increases without disturbing our customer base in core markets, in certain markets, such as emerging markets, price tends to be a more significant factor in customers’ decisions to purchase our products. Furthermore, we can have no assurance that our cost reduction programs will be effective or that we will be able to execute them in the estimated time frames. Additionally, although we have included certain restructuring costs in our forecast, it may become necessary to take additional restructuring actions resulting in additional restructuring costs.

We believe our current assumptions are reasonable and prudent for planning purposes. However, should any of these assumptions prove to be incorrect, or should we incur lower-than-expected operating performance or cash flows, we may experience results different than our projections.

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

The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. The properties listed below serve primarily as manufacturing facilities and also typically have a certain amount of space for service, sales and marketing and administrative activities. Our Greifensee, Switzerland facility also serves as our worldwide headquarters and our Columbus, Ohio facility serves as our North American headquarters. The facilities in Giessen, Germany and Viroflay, France are used primarily for sales and marketing. We believe our facilities are adequate for our current and reasonably anticipated future needs.

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Cambridge, England	Owned	Western European Operations
Manchester, England	Leased	Western European Operations
Viroflay, France (two facilities)	Building Owned	Western European Operations
Building Leased
Albstadt, Germany	Owned	Western European Operations
Giessen, Germany	Owned	Western European Operations
Oslo, Norway	Leased	Western European Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio	Owned	U.S. Operations
Oakland, California	Leased	U.S. Operations
Bedford, Massachusetts	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Other:
Shanghai, China	Building Owned;	Chinese Operations
Land Leased
Changzhou, China (three facilities)	Buildings Owned;	Chinese Operations
Land Leased
Mumbai, India (two facilities)	Buildings Leased	Other Operations

Item 3.	Legal Proceedings

We are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition, results of operations or cash flows. See the disclosure above under “Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	Common Stock Price
	Range
	High	Low

2008
Fourth Quarter	$98.33	$60.64
Third Quarter	$109.16	$92.60
Second Quarter	$105.01	$94.05
First Quarter	$112.37	$87.51
2007
Fourth Quarter	$118.54	$102.32
Third Quarter	$103.19	$86.59
Second Quarter	$101.76	$89.94
First Quarter	$91.61	$77.78

Holders

At February 1, 2009, there were 112 holders of record of common stock and 33,596,603 shares of common stock outstanding. We estimate we have approximately 41,000 beneficial owners of common stock.

Dividend Policy

Historically we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share buyback program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph

The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2003 through December 31, 2008 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index) and the SIC Code 3826 Index — Laboratory Analytical Instruments. Historically, we have not paid dividends on our common stock. However, the Company will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share buyback program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

	12-31-03	12-31-04	12-31-05	12-31-06	12-31-07	12-31-08
Mettler-Toledo	$100	$122	$131	$187	$270	$160
S&P 500 Index	$100	$111	$116	$135	$142	$90
SIC Code 3826 Index	$100	$118	$117	$144	$192	$118

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value (in thousands) of
			Part of Publicly	Shares that may yet be
	Total Number of	Average Price Paid	Announced Plans or	Purchased under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

October 1 to October 31, 2008	11,000	$97.77	11,000	$416,591
November 1 to November 30, 2008	—	—	—	416,591
December 1 to December 31, 2008	—	—	—	416,591

Total	11,000	$97.77	11,000	$416,591

We have a share repurchase program that was announced in February 2004. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. We have purchased 15.2 million common shares since the inception of the program through December 31, 2008, at a total cost of

$1.1 billion. As of December 31, 2008, there was $416.6 million remaining authorized for repurchases under the plan by December 31, 2010. The share repurchases are expected to be funded from existing cash balances, borrowings under existing credit arrangements or cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors.

During the years ended December 31, 2008 and 2007, we spent $224.5 million and $324.6 million on the repurchase of 2,232,188 shares and 3,384,731 shares at an average price per share of $100.55 and $95.88, respectively.

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

	2008	2007	2006	2005	2004

Statement of Operations Data:
Net sales	$1,973,344	$1,793,748	$1,594,912	$1,482,472	$1,404,454
Cost of sales	980,263	897,567	804,480	752,153	722,047

Gross profit	993,081	896,181	790,432	730,319	682,407
Research and development	102,282	92,378	82,802	81,893	83,217
Selling, general and administrative	579,806	529,126	481,709	441,702	419,780
Amortization	10,553	11,682	11,503	11,436	12,256
Interest expense	25,390	21,003	17,492	14,880	12,888
Other charges (income), net(a)	8,981	(875)	(7,921)	20,224	42

Earnings before taxes and minority interest	266,069	242,867	204,847	160,184	154,224
Provision for taxes(b)	63,291	64,360	47,315	51,282	46,267

Net earnings	$202,778	$178,507	$157,532	$108,902	$107,957

Basic earnings per common share:
Net earnings	$5.92	$4.82	$3.93	$2.58	$2.44
Weighted average number of common shares	34,250,310	37,025,209	40,065,951	42,207,777	44,237,214
Diluted earnings per common share:
Net earnings	$5.79	$4.70	$3.86	$2.52	$2.37
Weighted average number of common and common equivalent shares	35,048,859	37,952,923	40,785,708	43,285,121	45,483,969
Balance Sheet Data:
Cash and cash equivalents	$78,073	$81,222	$151,269	$324,578	$67,176
Working capital(c)	177,686	165,784	144,084	128,970	143,848
Total assets	1,662,529	1,678,214	1,587,085	1,669,773	1,480,072
Long-term debt	441,588	385,072	345,705	443,795	196,290
Other non-current liabilities(d)	179,048	162,583	143,526	135,160	132,723
Shareholders’ equity(e)	503,247	581,286	630,862	659,002	720,886

(a)	Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions, and other items. The 2008 amount includes a $6.4 million restructuring charge primarily related to severance costs. The 2005 amount includes a $21.8 million one-time litigation charge related to a $19.9 million non-cash write-off of an intellectual property license and $1.9 million of related legal costs.

(b)	The provision for taxes for 2008 includes a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China recorded during the first quarter and a discrete tax benefit of $3.5 million primarily related to the closure of certain tax matters recorded during the third quarter.

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

(c)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(d)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 12 to the audited consolidated financial statements.

(e)	No dividends were paid during the five-year period ended December 31, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net sales in U.S. dollars increased by 10% and 12% in 2008 and 2007, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 6% and 8% in 2008 and 2007, respectively. We experienced relatively broad-based sales growth across most geographies and products during 2008. Our growth was attributable to positive economic conditions during the first nine months of the year, as well as our strong leadership positions and the impact of our global sales and marketing initiatives. For example, we continue to improve our lead generation and nurturing processes, better penetrate our market segments and more effectively price our products and services. However, global economic conditions weakened during the fourth quarter of 2008, resulting in reduced sales growth in local currencies in most geographies during the fourth quarter of 2008 versus the prior year comparable period. Sales growth in local currencies was 1% during the fourth quarter of 2008, which included an increase of 1% in Europe and 6% in Asia/Rest of World, offset in part by a 3% decline in the Americas. Our future sales in local currencies will continue to be adversely affected by the weak global economic conditions. It is currently difficult to predict the extent to which our results will be affected in this uncertain environment.

With respect to our end-user markets, we experienced improved results during 2008 in our laboratory-related end-user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies, food and beverage companies and universities. However, demand from these markets decreased during the fourth quarter of 2008 related to the previously mentioned global economic slowdown. We expect reduced demand in these markets will continue during 2009.

In our industrial markets, the principal growth driver in recent years has been increased investment in emerging markets related to increasing production capacity for domestic and export markets. Although this provides a significant opportunity for our emerging market operations, this manufacturing shift has a negative impact on certain of our industrial end-user markets in the U.S. and Europe. However, despite this challenge, our U.S. and European industrial end-user markets experienced solid sales growth during 2008. Our industrial markets and our core-industrial products also experienced reduced demand during the fourth quarter of 2008, including our emerging markets. We expect reduced demand in these markets will continue during 2009.

In our food retail end markets, we benefited from strong project activity in Europe while our U.S. business faced difficult comparisons to the prior year. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity or new regulation. Similar to our industrial business, emerging markets also provide growth as the expansion of local emerging market economies creates a significant number of new retail stores each year. While sales in our food retail end markets experienced solid project activity during the fourth quarter of 2008, we could experience a sales reduction during 2009 related to the global economic slowdown.

In 2009, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:

Gaining Market Share.  Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. We aim to achieve above-market sales growth by improving the productivity and effectiveness of our global sales and marketing processes. While this initiative is broad-based, efforts to improve these processes include increased segment marketing and leads generation and nurturing activities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force training and other sales and marketing topics. Our comprehensive service offering also helps us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.

Expanding Emerging Markets.  Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East and Africa, account for approximately 27% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have over a 20-year track record in China, and our sales in Asia have grown more than 18% in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are pleased with our continued accomplishments in China and continue to expand our territory coverage with new branch offices, additional dealers and more service professionals. In recent years, India has also been a source of emerging market sales growth due to increased life science research activities, as well as our acquisition of our distribution channel for laboratory products in 2005. In addition, Russia has also been an important growth driver in recent years due in part to the expansion of its local economy. Local currency sales growth in emerging markets slowed during the fourth quarter of 2008 and we anticipate future sales will continue to be adversely affected by weak global economic conditions. To reduce costs, we are also shifting more of our manufacturing to China where our three facilities manufacture for the local markets as well as for export.

Extending Our Technology Lead.  We continue to focus on product innovation. In the last three years, we spent between 5.1% and 5.2% of net sales on research and development. We seek to drive shorter product life cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software. In addition, we aim to create value for our customers by having an intimate knowledge of their processes via our significant installed product base. During 2008, we also introduced Quantos, our new automated powder dosing solution for small sample sizes, which is controlled and monitored by the laboratory balance.

Maintaining Cost Leadership.  We continue to strive to improve our margins by reducing our cost structure. As previously mentioned, shifting production to China has been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures. During the fourth quarter of 2008, we also initiated a global cost reduction program in response to the global economic slowdown. Our cost reduction program is focused on reducing our spending levels in most cost categories and will also include workforce reductions (including employees and temporary personnel) of approximately 600 or 5% of our total workforce.

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

Results of Operations — Consolidated

Net sales

Net sales were $1,973.3 million for the year ended December 31, 2008, compared to $1,793.7 million in 2007 and $1,594.9 million in 2006. This represents increases in 2008 and 2007 of 10% and 12% in U.S. dollars and 6% and 8% in local currencies, respectively.

In 2008, our net sales by geographic destination increased in local currencies by 2% in the Americas, 6% in Europe and 16% in Asia/Rest of World. A discussion of sales by operating segment is included below.

As described in Note 16 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.

Net sales of products increased in 2008 and 2007 by 10% and 13% in U.S. dollars and by 7% and 8% in local currencies, respectively. Service revenue (including spare parts) increased in 2008 and 2007 by 8% and 11% in U.S. dollars and by 5% and 6% in local currencies, respectively.

Net sales of our laboratory-related products increased by 6% in local currencies during 2008 principally driven by strong growth across most product categories, especially analytical instruments, pipettes and process analytics. Our laboratory-related product sales were also reduced by 1% during 2008 due to product line exits.

Net sales of our industrial-related products increased by 7% in local currencies during 2008. We experienced strong sales growth in our core industrial products throughout most geographies, particularly China, as well as solid sales growth in our product inspection products. We also experienced strong sales growth in transportation and logistics products in the United States and Western Europe related to increased project activity.

In our food retailing markets, net sales increased by 4% in local currencies during 2008 over the previous year due to strong project activity in Europe and continued growth in Asia/Rest of World despite decreased sales in the U.S.

As discussed above, net sales growth in the fourth quarter of 2008 decreased from the results of the first nine months in 2008. We expect market conditions to further deteriorate from the levels experienced in the fourth quarter of 2008; however, the level of this deterioration is unknown.

Gross profit

Gross profit as a percentage of net sales was 50.3% for 2008, compared to 50.0% for 2007 and 49.6% for 2006.

Gross profit as a percentage of net sales for products was 54.2% for 2008, compared to 53.8% for 2007 and 53.3% for 2006. Gross profit as a percentage of net sales for services (including spare parts) was 36.8% for 2008, compared to 36.9% for both 2007 and 2006.

The increase in gross profit reflects several factors, including increased sales volume leveraging our fixed production costs, partially offset by the weakening U.S. dollar and increased material costs, most notably steel prices.

Research and development and selling, general and administrative expenses

Research and development expenses as a percentage of net sales were 5.2% for 2008, 5.1% for 2007 and 5.2% for 2006. Research and development expenses increased by 4% in 2008 and increased by 7% in 2007 in local currencies. Our research and development spending levels reflect increased research and development investments.

Selling, general and administrative expenses as a percentage of net sales decreased to 29.4% for 2008, compared to 29.5% for 2007 and 30.2% for 2006. Selling, general and administrative expenses increased by 5% in both 2008 and 2007 in local currencies. This is primarily due to continued sales and marketing investments, especially in China and other emerging market countries, and expenses associated with product launches. We also incurred certain expenses associated with a multi-year information technology investment.

Other charges (income), net

Other charges (income), net consisted of other charges, net of $9.0 million in 2008, compared to other income, net of $0.9 million in 2007 and other income, net of $7.9 million in 2006. Other charges (income), net consisted primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net in 2008 includes restructuring charges of $6.4 million related to our global cost reduction program as further described below. Other charges (income), net for 2008 compared to the prior year was also impacted by unfavorable foreign currency fluctuations and reduced interest income associated with lower cash balances. In 2007, other charges (income), net reflected reduced interest income compared to the prior year associated with lower cash balances resulting from share repurchases. In 2006, other charges (income), net included increased interest income associated with higher cash balances in the U.S. as a result of our foreign earnings repatriation during 2005 associated with the American Jobs Creation Act of 2004.

During the fourth quarter of 2008, we initiated a global cost reduction program. Charges under the program will primarily comprise severance costs and are expected to be approximately $15 to $20 million, of which $6.4 million was recorded in other charges (income), net during the year ended December 31, 2008. Cash paid for severance during the fourth quarter of 2008 totaled $0.7 million. Under the program, our workforce (including employees and temporary personnel) will be reduced by approximately 600. The program is expected to be substantially completed by the end of 2009. As a result of the reduction in workforce, we anticipate personnel costs to be reduced by approximately $25 million on an annual basis.

Interest expense and taxes

Interest expense was $25.4 million for 2008, compared to $21.0 million for 2007 and $17.5 million for 2006. The increase in 2008 is due primarily to increased borrowings compared to 2007. The increase in 2007 is due to higher average borrowing rates offset in part by reduced average borrowings versus 2006.

During the first quarter of 2008, we recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China. During the third quarter of 2008, we recorded discrete tax items resulting in a net tax benefit of $3.5 million primarily related to the closure of certain tax matters.

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

Our annual effective tax rate was 24%, 27% and 23% for 2008, 2007 and 2006, respectively. The previously described discrete tax items had the effect of lowering our annual effective tax rate by 2% in 2008 and 4% in 2006.

Results of Operations — by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 16 to our consolidated financial statements.

U.S. Operations (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net sales	$682,282	$671,869	$637,418	2%	5%
Net sales to external customers	$622,692	$614,735	$586,069	1%	5%
Segment profit	$113,390	$104,913	$89,384	8%	17%

(1)	Represents U.S. dollar growth for net sales and segment profit.

The increase in total net sales during 2008 reflects growth across most product lines, particularly our laboratory-related and industrial-related products. Our laboratory-related and industrial-related products experienced especially strong growth in analytical instruments and product inspection, respectively. Net sales were reduced by 1% related to product line exits. Net sales to external customers declined 4% during the fourth quarter of 2008 which included a decrease in most product categories related to the global economic slowdown. We expect net sales will also decline during 2009.

Segment profit increased by $8.5 million in our U.S. Operations segment during 2008, compared to an increase of $15.5 million during 2007. The increase in segment profit in 2008 was primarily due to increased sales volume leveraging our fixed production costs and increased inter-segment income from our Chinese Operations, offset in part by investments in sales and marketing.

Swiss Operations (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net sales	$442,054	$391,042	$340,849	13%	15%
Net sales to external customers	$126,476	$109,867	$96,311	15%	14%
Segment profit	$86,650	$81,158	$70,083	7%	16%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency increased by 2% in 2008 and by 11% in 2007. Net sales to external customers in local currency increased by 4% in 2008 and by 9% in 2007. The increase in sales to external customers during 2008 relates primarily to strong growth in most of our laboratory-related products, particularly in process analytics, as well as improved project activity in retail products. Net sales to external customers in local currency declined 6% during the fourth quarter of 2008 which included a decrease in most product categories, especially laboratory- and industrial-related products, related to the global economic slowdown. We expect net sales in local currency will also decline during 2009.

Segment profit increased by $5.5 million in our Swiss Operations segment during 2008, compared to an increase of $11.1 million during 2007. The increase in segment profit in 2008 is primarily due to increased sales volume leveraging our fixed production costs, partially offset by higher research and development project activity and unfavorable currency.

Western European Operations (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net sales	$762,717	$691,736	$607,836	10%	14%
Net sales to external customers	$679,083	$614,268	$538,953	11%	14%
Segment profit	$69,837	$58,497	$50,635	19%	16%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency increased by 6% in 2008 and 2007. Net sales to external customers in local currency increased by 5% in 2008 and 2007. The 2008 increase includes solid sales growth in our industrial-related and laboratory-related products. We also experienced strong European retail project activity during 2008. Net sales to external customers increased 2% in local currency during the fourth quarter of 2008 which included strong project activity in our food retail products and transportation and logistics, as well as solid growth in our product inspection sales. These results were offset in part by reduced sales in our laboratory and core-industrial products related to the global economic slowdown. We expect net sales in local currency for our laboratory and core-industrial products will also decline during 2009. Sales in our food retail products, transportation and logistics and product inspection may also be reduced during 2009.

Segment profit increased by $11.3 million in our Western European Operations segment during 2008, compared to an increase of $7.9 million in 2007. The increase in segment profit in 2008 is principally a result of increased sales volume leveraging our fixed production costs and favorable currency translation fluctuations, partially offset by increased sales and marketing investments. We also recorded severance expense of $5.1 million during the first nine months of 2008.

Chinese Operations (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net sales	$317,040	$254,510	$201,431	25%	26%
Net sales to external customers	$228,890	$168,261	$132,710	36%	27%
Segment profit	$59,027	$57,481	$45,160	3%	27%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency increased by 14% in 2008 and by 21% in 2007. Net sales to external customers in local currency increased by 24% in 2008 and 21% in 2007. These increases were due to continued sales growth for most product lines, in particular industrial-related products. Net sales to external customers in local currency increased 9% during the fourth quarter of 2008 reflecting a reduction in our historical growth rate related to the global economic slowdown. We expect our net sales in local currency will be adversely affected during 2009 by weak global economic conditions.

Segment profit increased by $1.5 million in our Chinese Operations segment during 2008, compared to an increase of $12.3 million in 2007. The increase in segment profit in 2008 is primarily due to increased sales volume, partially offset by unfavorable currency fluctuations on inter-segment sales, increased material costs, increased inter-segment expenses from our U.S. Operations and a previous year gain associated with an asset sale.

Other (amounts in thousands)

				Increase in %(1)	Increase in %(1)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006

Net sales	$321,480	$290,330	$240,869	11%	21%
Net sales to external customers	$316,203	$286,617	$240,869	10%	19%
Segment profit	$28,809	$29,887	$21,412	(4)%	40%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency increased by 9% in 2008 and by 15% in 2007. Net sales to external customers in local currency increased 9% in 2008 and 13% in 2007. This performance reflects increased sales in our Other Asia Pacific, Eastern European and Other Americas markets. Net sales to external customers in local currency increased 2% during the fourth quarter of 2008 and included sales growth in Other Asia Pacific offset in part by reduced sales in Canada, Eastern Europe and Japan. We expect our net sales in local currency will be adversely affected during 2009 by weak global economic conditions.

Segment profit decreased by $1.1 million in our Other segment during 2008, compared to an increase of $8.5 million during 2007. The decrease in segment profit was primarily a result of decreased profitability in Canada and severance expense, partially offset by increased profitability in Other Asia Pacific and Other Eastern European markets.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.

Cash provided by operating activities totaled $223.8 million in 2008, compared to $228.2 million in 2007 and $191.6 million in 2006. The decrease in 2008 resulted principally from reduced accounts payable balances of $15.9 million from the beginning of the year versus increased balances of $26.4 million during the previous year which was largely attributable to strong December 2007 business activity. The decrease in cash provided by operating activities was also attributable to higher payments of approximately $10.9 million related to 2007 performance-related compensation incentives (bonus payments) that were paid during 2008 and the timing of tax disbursements of $21.9 million. These items were offset in part by higher net earnings of $24.3 million compared to the corresponding period in 2007. The increase in 2007, as compared to 2006, resulted principally from improved operating results and a reduction in tax payments which included a $6 million tax refund, offset in part by approximately $9 million of higher payments related to 2006 performance-related compensation incentives (bonus payments) that were paid during 2007. We also made a $5.0 million voluntary incremental pension contribution to our U.S. plan in 2008 and a $7.7 million contribution to our U.S. plan in 2007.

Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $61.0 million in 2008, $47.5 million in 2007 and $34.3 million in 2006. We expect capital expenditures to increase as our business grows and to fluctuate as currency exchange rates change. Our 2008 capital expenditures included $20.0 million of investments related to the initial phases of our Blue Ocean multi-year program of information technology investment compared to $5.0 million in the previous year. Our capital expenditures in 2007 included $7.1 million of investments related to our new Chinese facility, compared to $6.4 million in 2006.

Cash flows used in financing activities during 2008 included $3.3 million of financing fees related to the closing of our new $950 million credit facility during the third quarter. As further described below, in accordance with our share repurchase plan, we purchased 2,232,188 shares and 3,384,731 shares in the amount of $224.5 million and $324.6 million during 2008 and 2007, respectively.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.

In addition, our ability to generate cash flow may be reduced due to the global economic slowdown. In light of the economic downturn and instability in the financial markets, we have taken a more conservative posture towards the utilization of our cash flow and capital structure. This includes suspending our share repurchase program during the fourth quarter of 2008. We presently cannot estimate what purchases may be made in 2009, if any.

Credit Agreement

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

Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s senior unsecured credit ratings, which was, as of December 31, 2008, set at LIBOR plus 0.70% (based on ratings of “BBB” by Standard & Poor’s and “Baa2” by Moody’s). The Company must also pay facility fees that are tied to its credit ratings. The Credit Agreement contains covenants, with which the Company was in compliance as of December 31, 2008, including maintaining a consolidated interest coverage ratio of more than 3.5 to 1.0 and a consolidated leverage ratio of less than 3.25 to 1.0. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. The Company capitalized $3.3 million in financing fees associated with the Credit Agreement which are amortized to interest expense through 2013. As of December 31, 2008, approximately $666.4 million was available under the facility.

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

Our short-term borrowings and long-term debt consisted of the following at December 31, 2008:

		Other Principal
	U.S. Dollar	Trading Currencies	Total

$150 million Senior Notes (net of unamortized discount)	$151,461	$—	$151,461
$950 million Credit Agreement	257,464	20,321	277,785
Other local arrangements (long-term)	—	12,342	12,342

Total long-term debt	408,925	32,663	441,588
Other local arrangements (short-term)	—	12,492	12,492

Total debt	$408,925	$45,155	$454,080

Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

At December 31, 2008, we were in compliance with all covenants set forth in our Credit Agreement and Senior Notes. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.

We currently believe that cash flow from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the next several years.

Contractual Obligations

The following summarizes certain of our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Short and long-term debt	$454,080	$12,492	$151,494	$290,094	$—
Interest expense on long-term debt	66,623	16,886	28,130	21,607	—
Non-cancelable operating leases	98,661	29,703	38,411	18,121	12,426
Pension funding	19,956	19,956	—	—	—
Purchase obligations	52,405	28,254	21,676	2,475	—

Total	$691,725	$107,291	$239,711	$332,297	$12,426

In addition to the above table, we also have liabilities for income taxes, pension and post-retirement funding. However, we cannot determine the timing or the amounts for periods beyond 2008 for income taxes and beyond 2009 for pension and post-retirement funding.

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

Share Repurchase Program

We have a share repurchase program that was announced in 2004. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. As of December 31, 2008, there were $416.6 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. In addition, our ability to generate cash flow may be reduced due to the global economic slowdown. In light of the economic downturn and instability in the financial markets, we have taken a more conservative posture towards the utilization of our cash flow and capital structure. This includes suspending our share repurchase program during the fourth quarter of 2008. We presently cannot estimate what purchases may be made in 2009, if any. We have purchased 15.2 million shares since the inception of the program through December 31, 2008.

During the years ended December 31, 2008 and 2007, we spent $224.5 million and $324.6 million on the repurchase of 2,232,188 shares and 3,384,731 shares at an average price per share of $100.55 and $95.88, respectively. In addition, $5.2 million relating to the settlement of shares repurchased as of December 31, 2007 were cash settled during 2008. We reissued 139,780 shares and 567,205 shares held in treasury for the exercise of stock options during 2008 and 2007, respectively.

We also reissued 16,760 shares held in treasury pursuant to our 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Off-Balance Sheet Arrangements

Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. In recent months, we have seen substantially higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened significantly against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.0 million to $1.4 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2008, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $5.0 million in the reported U.S. dollar value of the debt.

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

We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities in both the United States and abroad. Our former subsidiary, Hi-Speed, was one of two private parties ordered to perform certain ground water contamination monitoring under an administrative consent order that NJDEP signed on June 13, 1988 with respect to certain property in Landing, New Jersey. GEI is the other ordered party. GEI has failed to fulfill its obligations under the NJDEP consent order, and NJDEP has agreed with Hi-Speed that the residual ground water contaminants can be monitored through the establishment of a Classification Exception Area and concurrent Well Restriction Area for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with monitoring ground water contamination levels at the site will be approximately $0.6 million in the coming years.

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

We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of these contracts was inconsequential at December 31, 2008 and a $0.6 million gain at December 31, 2007. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (U.S. dollar, Swiss franc and British pound) declined by 10%, the fair value of these instruments would increase by $1.1 million at December 31, 2008, as compared with a decrease of $1.6 million at December 31, 2007. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”

We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 4 to our consolidated financial statements. The fair value of these contracts was a net loss of $2.8 million and a net gain of $0.6 million at December 31, 2008 and December 31, 2007, respectively. Based on our agreements outstanding at December 31, 2008, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $2.0 million, as compared with a decrease of $0.8 million at December 31, 2007. Conversely, a 100-basis-point decrease in interest rates would result in a $2.0 million decrease in the net aggregate market value of these instruments at December 31, 2008, as compared with a net increase of $0.9 million at December 31, 2007. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, trade accounts receivable, inventories, intangible assets, income taxes, revenue and warranty costs. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements.

Employee benefit plans

The net periodic pension (credit) cost for 2008 and projected benefit obligation as of December 31, 2008 was $(0.9) million and $111.4 million, respectively, for our U.S. pension plans and $9.6 million and $560.4 million, respectively, for our international pension plans. The net periodic post-retirement cost for 2008 and expected post-retirement benefit obligation as of December 31, 2008 for our U.S. post-retirement medical benefit plan was $0.8 million and $18.9 million, respectively.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In April 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2008, the weighted average return on assets assumption was 8.50% for the U.S. plan and 5.15% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $4.7 million after tax. During 2008, our actual return on pension plan assets was a loss of $118.7 million or approximately 16% of pension plan assets due to the recent decline in global stock markets. These losses contributed to an increase in accumulated other comprehensive loss in our consolidated statement of shareholders’ equity of $48.5 million during 2008.

The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2008, the average discount rate assumption was 6.25% for the U.S. plans and 3.95% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $1.6 million after tax.

In 2008 and 2007, we made voluntary incremental funding payments of $5.0 million and $7.7 million to reduce the underfunded status and increase the funded status of our U.S. pension plan, respectively. In the future, we may make additional mandatory or discretionary contributions to our plan or we could be required to make additional cash funding payments.

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

Trade accounts receivable

As of December 31, 2008 trade accounts receivable were $348.6 million, net of a $12.0 million allowance for doubtful accounts.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.

Inventory

As of December 31, 2008, inventories were $170.6 million.

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

Goodwill and other intangible assets

As of December 31, 2008, our consolidated balance sheet included goodwill of $424.4 million and other intangible assets of $96.3 million.

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

Should any of these estimates or assumptions in the preceding paragraphs change, or should we incur lower than expected operating performance or cash flows, including from a prolonged economic slowdown, we may experience a triggering event that requires a new fair value assessment for our reporting units, possibly prior to the required annual assessment. These types of events and resulting analysis could result in impairment charges for goodwill and other indefinite-lived intangible assets if the fair value estimate declines below the carrying value.

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

We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years. All other undistributed earnings are considered to be permanently invested and we currently believe that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes.

The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $266.1 million for the year ended December 31, 2008, each increase of $2.6 million in tax expense would increase our effective tax rate by 1%.

Revenue recognition

Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, we do not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent our solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we also defer revenue where installation is required, unless such installation is deemed perfunctory. We generally maintain the right to accept or reject a product return in our terms and conditions and we also maintain appropriate accruals for outstanding credits. Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon title transfer and risk of loss to its distributors. Distributor discounts are offset against revenue at the time such revenue is recognized. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued an attestation in their report on our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Robert F. Spoerry(1)	53	Chairman of the Board of Directors
Olivier A. Filliol	42	President and Chief Executive Officer
William P. Donnelly	47	Chief Financial Officer
Peter Bürker	63	Head of Human Resources
Thomas Caratsch	50	Head of Laboratory
Hans-Peter von Arb	54	Head of Retail
Joakim Weidemanis	39	Head of Product Inspection
Urs Widmer	58	Head of Industrial

(1)	Mr. Spoerry was Executive Chairman in 2008 and is serving as Chairman as of January 1, 2009.

Robert F. Spoerry has been a director since October 1996. Mr. Spoerry was President and Chief Executive Officer of the company from 1993 to 2007. He served as Head of Industrial and Retail (Europe) of the Company from 1987 to 1993. Mr. Spoerry has been Chairman of the Board of Directors since May 1998 and served as Executive Chairman in 2008.

Olivier A. Filliol has been a director since January 2009. He has been President and Chief Executive Officer of the Company since January 1, 2008. Mr. Filliol served as Head of Global Sales, Service and Marketing of the Company from April 2004 to December 2007, and Head of Process Analytics of the Company from June 1999 to December 2007. From June 1998 to June 1999, he served as General Manager of the Company’s U.S. checkweighing operations. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company, working in the Geneva, Paris and Sydney offices.

William P. Donnelly has been Chief Financial Officer of the Company since August 2004. From July 2002 to August 2004, he was Head of Product Inspection and the Company’s pipette business, and he was Chief Financial Officer of the Company from 1997 to July 2002.

Peter Bürker has been Head of Human Resources of the Company since 1995. From 1992 to 1994, he was the Company’s General Manager in Spain, and from 1989 to 1991, he headed the Company’s operations in Italy.

Thomas Caratsch has been Head of Laboratory of the Company since January 2008. From October 2007 to December 2007, he served as the Head of Business Development. Prior to joining the Company in October 2007, he held various management positions with Hoffmann La Roche from 1987 to March 2007, including Head of Disetronic Medical Systems AG from January 2003 to August 2006.

Hans-Peter von Arb has been Head of Retail of the Company since June 2006. From 2001 until June 2006, he served as the Head of the Company’s Load Cell Competence Center. From 1996 to 2000, he held various management positions with the Company in Switzerland and Germany. Prior to joining the Company in 1996, he worked in the field of industrial laser systems.

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

Urs Widmer has been Head of Industrial since 2001. From 1984 to 2001, he served in various management functions within the Company, including most recently Head of Standard Industrial (Europe) from 1995 to

1999. Prior to 1984, he held various management positions with Siemens, a global manufacturer of solutions for information and communications, automation and control, power and transportation.

CEO and CFO Certifications

Our CEO certifies annually to the New York Stock Exchange (NYSE) certifying the Company’s compliance with NYSE listing rules pursuant to Section 303A.12(a) of the NYSE Listed Company Manual. The most recent annual affirmation was submitted in 2008 without any qualification.

Our CEO and CFO also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.

The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement.

Item 11.	Executive Compensation

The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the sections “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2008” in the 2009 Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions — None.

Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2009 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accountant Fees and Services

Information appearing in the section “Audit Committee Report” in the 2009 Proxy Statement is incorporated by reference herein.

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

Date: February 13, 2009

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol Olivier A. Filliol	President and Chief Executive Officer

/s/ William P. Donnelly William P. Donnelly	Group Vice President and Chief Financial Officer (Principal financial and accounting officer)

/s/ Olivier A. Filliol Olivier A. Filliol	Director

/s/ Wah-Hui Chu Wah-Hui Chu	Director

/s/ Francis A. Contino Francis A. Contino	Director

/s/ Michael A. Kelly Michael A. Kelly	Director

/s/ Hans Ulrich Maerki Hans Ulrich Maerki	Director

/s/ George M. Milne George M. Milne	Director

/s/ Thomas P. Salice Thomas P. Salice	Director

/s/ Robert F. Spoerry Robert F. Spoerry	Director

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Company(1)
3.2		Amended By-laws of the Company, effective as of February 8, 2007(2)
4.6		Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares(3)
10.1		Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JP Morgan Chase, N.A., J.P. Morgan Securities Inc. and Banc of America Securities LLC and certain other financial institutions, dated as of August 15, 2008(4)
10.11		Indenture, dated as of November 12, 2003(11)
10.20		1997 Amended and Restated Stock Option Plan(5)
10.21		Amendment to the 1997 Amended and Restated Stock Option Plan(6)
10.22		Mettler-Toledo International Inc. 2004 Equity Incentive Plan(7)
10.23		Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(8)
10	.31*	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006
10	.32*	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009
10.51		Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(9)
10.52		Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53		Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(9)
10.54		Employment Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of November 5, 2001(10)
10.55		Employment Agreement between Joakim Weidemanis and Mettler-Toledo International Inc., dated as of May 23, 2005(12)
10.56		Employment Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated as of April 11, 2006(12)
10.57		Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(8)
10.58		Form of Tax Equalization Agreement between Messrs. Bürker, Caratsch, Filliol, Lang, Lüthi, Spoerry, von Arb and Widmer and Mettler-Toledo International Inc., dated October 10, 2007(8)
21	*	Subsidiaries of the Company
23	.1*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 10-K dated February 16, 2007

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K/A filed on August 29, 2002

(4)	Incorporated by reference to the Company’s Report on Form 8-K dated August 15, 2008

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

E-1

(6)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

(7)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(9)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(10)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated March 15, 2004

(12)	Incorporated by reference to the Company’s Report on Form 10-Q dated July 28, 2006

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Mettler-Toledo International Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Note 13 effective January 1, 2007 the Company changed the manner in which it accounts for uncertain tax positions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Columbus, Ohio
February 12, 2009

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2008	2007	2006

Net sales
Products	$1,532,823	$1,387,519	$1,230,360
Service	440,521	406,229	364,552

Total net sales	1,973,344	1,793,748	1,594,912
Cost of sales
Products	701,642	641,232	574,550
Service	278,621	256,335	229,930

Gross profit	993,081	896,181	790,432
Research and development	102,282	92,378	82,802
Selling, general and administrative	579,806	529,126	481,709
Amortization	10,553	11,682	11,503
Interest expense	25,390	21,003	17,492
Other charges (income), net	8,981	(875)	(7,921)

Earnings before taxes	266,069	242,867	204,847
Provision for taxes	63,291	64,360	47,315

Net earnings	$202,778	$178,507	$157,532

Basic earnings per common share:
Net earnings	$5.92	$4.82	$3.93
Weighted average number of common shares	34,250,310	37,025,209	40,065,951
Diluted earnings per common share:
Net earnings	$5.79	$4.70	$3.86
Weighted average number of common and common equivalent shares	35,048,859	37,952,923	40,785,708

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$78,073	$81,222
Trade accounts receivable, less allowances of $11,965 in 2008 and $8,804 in 2007	348,614	354,596
Inventories	170,613	173,725
Current deferred tax assets, net	35,756	37,643
Other current assets and prepaid expenses	37,809	36,023

Total current assets	670,865	683,209
Property, plant and equipment, net	285,008	265,665
Goodwill	424,426	440,767
Other intangible assets, net	96,295	100,020
Non-current deferred tax assets, net	92,958	65,129
Other non-current assets	92,977	123,424

Total assets	$1,662,529	$1,678,214

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$111,442	$127,109
Accrued and other liabilities	83,844	73,661
Accrued compensation and related items	115,430	130,140
Deferred revenue and customer prepayments	51,665	52,703
Taxes payable	44,507	42,438
Current deferred tax liabilities	8,218	10,152
Short-term borrowings	12,492	11,570

Total current liabilities	427,598	447,773
Long-term debt	441,588	385,072
Non-current deferred tax liabilities	111,048	101,500
Other non-current liabilities	179,048	162,583

Total liabilities	1,159,282	1,096,928
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 33,595,303 and 35,638,483 shares at December 31, 2008 and 2007, respectively	448	448
Additional paid-in capital	559,772	548,378
Treasury stock at cost (11,190,708 shares in 2008 and 9,147,528 shares in 2007)	(873,601)	(662,393)
Retained earnings	848,489	652,236
Accumulated other comprehensive (loss) income	(31,861)	42,617

Total shareholders’ equity	503,247	581,286

Total liabilities and shareholders’ equity	$1,662,529	$1,678,214

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total

Balance at December 31, 2005	41,404,071	$448	$457,129	$(170,325)	$417,075	$(45,325)	$659,002
Exercise of stock options and restricted stock units	1,166,612	—	—	61,388	(30,956)	—	30,432
Common stock issued as equity compensation	1,000	—	8	53	—	—	61
Repurchases of common stock	(4,141,559)	—	—	(265,935)	—	—	(265,935)
Reclassification related to treasury stock reissuances	—	—	49,960	—	(49,960)	—	—
Tax benefit resulting from exercise of certain employee stock options	—	—	13,527	—	—	—	13,527
Share-based compensation	—	—	8,239	—	—	—	8,239
Adoption of SFAS 158 recognition provision, net of tax	—	—	—	—	—	19,638	19,638
Comprehensive income:
Net earnings	—	—	—	—	157,532	—	157,532
Change in currency translation adjustment	—	—	—	—	—	10,570	10,570
Pension adjustment, net of tax	—	—	—	—	—	(2,204)	(2,204)

Total comprehensive income							165,898

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options and restricted stock units	593,090	—	—	37,025	(15,851)	—	21,174
Repurchases of common stock	(3,384,731)	—	—	(324,599)	—	—	(324,599)
Tax benefit resulting from exercise of certain employee stock options	—	—	11,373	—	—	—	11,373
Share-based compensation	—	—	8,142	—	—	—	8,142
Adoption of FIN 48	—	—	—	—	(4,111)	—	(4,111)
Comprehensive income:
Net earnings	—	—	—	—	178,507	—	178,507
Change in currency translation adjustment	—	—	—	—	—	27,941	27,941
Pension adjustment, net of tax	—	—	—	—	—	31,997	31,997

Total comprehensive income							238,445

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	172,248	—	—	12,138	(6,910)	—	5,228
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(2,232,188)	—	—	(224,495)	—	—	(224,495)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,696	—	—	—	2,696
Share-based compensation	—	—	8,698	—	—	—	8,698
Adoption of SFAS 158 measurement date provision, net of tax	—	—	—	—	33	(107)	(74)
Comprehensive income:
Net earnings	—	—	—	—	202,778	—	202,778
Unrealized loss on cash flow hedging arrangements, net of tax	—	—	—	—	—	(2,593)	(2,593)
Change in currency translation adjustment, net of tax	—	—	—	—	—	(23,242)	(23,242)
Pension adjustment, net of tax	—	—	—	—	—	(48,536)	(48,536)

Total comprehensive income							128,407

Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2008	2007	2006

Cash flows from operating activities:
Net earnings	$202,778	$178,507	$157,532
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	28,987	26,664	26,069
Amortization	10,553	11,682	11,503
Deferred tax provision	4,137	22,234	7,365
Excess tax benefits from share-based payment arrangements	(1,609)	(9,573)	(11,336)
Gain from sale of property, plant and equipment	(3,359)	(703)	(1,001)
Share-based compensation	8,698	8,142	8,239
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	53	(28,161)	(20,066)
Inventories	(398)	(13,522)	11,379
Other current assets	(3,713)	(8,959)	2,594
Trade accounts payable	(15,945)	26,404	1,958
Taxes payable	5,416	(4,199)	(19,568)
Accruals and other	(11,834)	19,701	16,898

Net cash provided by operating activities	223,764	228,217	191,566

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	13,307	6,263	4,181
Purchase of property, plant and equipment	(61,008)	(47,545)	(34,329)
Acquisitions	(999)	(106)	(790)

Net cash used in investing activities	(48,700)	(41,388)	(30,938)

Cash flows from financing activities:
Proceeds from borrowings	306,602	132,298	119,989
Repayments of borrowings	(259,566)	(102,199)	(234,602)
Proceeds from exercise of stock options	5,228	21,217	30,453
Repurchases of common stock	(229,671)	(324,870)	(264,640)
Excess tax benefits from share-based payment arrangements	1,609	9,573	11,336
Refinancing fees	(3,349)	—	—

Net cash used in financing activities	(179,147)	(263,981)	(337,464)

Effect of exchange rate changes on cash and cash equivalents	934	7,105	3,527

Net decrease in cash and cash equivalents	(3,149)	(70,047)	(173,309)

Cash and cash equivalents:
Beginning of period	81,222	151,269	324,578

End of period	$78,073	$81,222	$151,269

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$21,904	$19,895	$16,845
Taxes	$53,332	$31,422	$48,151

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

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Long-Lived Assets

a) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are charged to expense as incurred. In accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), the Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property, plant and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding 10 years. Depreciation and amortization are charged on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15 to 50 years
Machinery and equipment	3 to 12 years
Computer software	3 to 10 years
Leasehold improvements	Shorter of useful life or lease term

b) Goodwill and Other Intangible Assets

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

Currency Translation and Transactions

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such non-U.S. dollar functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated in other comprehensive (loss) income in the consolidated statements of shareholders’ equity. Transaction gains and losses are included as a component of net earnings.

Revenue Recognition

Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, the Company defers revenue where installation is required, unless such installation is deemed perfunctory. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon title transfer and risk of loss to its distributors. Distributor discounts are offset against revenue at the time such revenue is recognized. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.

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

Employee Termination Benefits

In situations where contractual termination benefits exist, the Company records accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. All other employee termination arrangements are recognized and measured at their fair value at the communication date unless the employee is required to render additional service beyond the legal notification period, in which case the liability is recognized ratably over the future service period.

Earnings per Common Share

In accordance with the treasury stock method, the Company has included 798,549, 927,714 and 719,757 equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2008, 2007 and 2006, respectively, relating to outstanding stock options and restricted stock units.

Outstanding options to purchase 564,487, 146,125 and 416,375 shares of common stock for the years ending December 31, 2008, 2007 and 2006, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options would be anti-dilutive.

Equity-Based Compensation

The Company applies the fair value methodology under SFAS No. 123R, “Share-Based Compensation” (“SFAS 123R”), and related interpretations in accounting for its equity-based compensation plan.

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

The Company also enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized in interest expense over the life of the agreements as incurred. The Company’s fixed to floating interest rate swap agreements are accounted for as fair value hedges. The change in fair value of outstanding interest rate swap agreements that are effective as fair value hedges is recognized in earnings as incurred and is offset by the change in fair value of the hedged item. The Company’s floating to fixed interest rate swap agreements are

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

accounted for as cash flow hedges. The change in fair value of the outstanding interest rate swap agreements that are effective as cash flow hedges is recognized in other comprehensive (loss) income as incurred.

Fair Value Measurements

The Company measures or monitors certain assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting, mainly derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the fair value hierarchy in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), and when possible looks to active and observable markets to price identical assets and liabilities. If identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which revises SFAS No. 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in SFAS No. 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the noncontrolling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be remeasured. Costs such as transaction costs are to be excluded from acquisition accounting and restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. SFAS No. 141R will be effective for the Company beginning after January 1, 2009 and will impact business combination transactions that close subsequent to that date.

In January 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not believe that the adoption of FSP 157-2 on January 1, 2009 will have a material impact on its consolidated results of operations or financial position. In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides key considerations to be used in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective upon issuance, including prior periods for which financial statements have been issued. Accordingly, the Company adopted FSP 157-3 during the current quarter. FSP 157-3 is consistent with our adoption of SFAS 157; therefore, the issuance of the standard did not impact the Company’s consolidated results of operations or financial position for the year ended December 31, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and expands the derivative-related disclosure requirements. SFAS No. 161 requires qualitative disclosures about

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

objectives and strategies for using derivatives, quantitative disclosures in tabular format of the fair values of derivative instruments and their gains and losses, and disclosures about credit-risk-related contingent features in derivative agreements. The standard also amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to clarify the disclosure requirements with respect to derivative counterparty credit risk. SFAS 161 will be effective for the financial statements issued by the Company beginning January 1, 2009. The adoption of SFAS 161 will not impact the Company’s consolidated results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements as well as entity-specific factors in determining the useful life of a recognized intangible asset. FSP 142-3 will be effective for the Company beginning January 1, 2009. The Company does not believe that the adoption of FSP 142-3 will have a material impact on its consolidated results of operations or financial position.

In January 2009, the FASB issued FASB Staff Position FAS 132(R)-1, “Employers’ Disclosures about Post-retirement Benefit Plan Assets” (“FSP 132(R)-1”). FSP 132(R)-1 requires additional disclosures about plan assets for defined benefit pension and other post-retirement benefit plans including major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and a description of how investment allocation decisions are made. FSP 132(R)-1 will be effective for the Company for the period ending December 31, 2009. The adoption of FSP 132(R)-1 will not impact the Company’s consolidated results of operations or financial position.

3.	INVENTORY

Inventory consisted of the following at December 31:

	2008	2007

Raw materials and parts	$77,282	$86,852
Work-in-progress	32,403	28,102
Finished goods	60,928	58,771

	$170,613	$173,725

4.	FINANCIAL INSTRUMENTS

In October 2008, the Company entered into an interest rate swap agreement, designated as a cash flow hedge, which changed the floating rate interest payments associated with $150 million outstanding under the Company’s credit facility to a fixed obligation. This agreement has a maturity date of October 24, 2010. Under the swap, the Company will receive a floating interest rate based on LIBOR and pay a fixed interest rate of 2.70%. At December 31, 2008, the fair value of the swap was a loss of $4.3 million ($2.6 million net of tax).

In November 2003, the Company issued $150 million of seven-year Senior Notes (the “Senior Notes”). In connection with this issuance, the Company entered into an interest rate swap agreement, designated as a fair value hedge, which changes the fixed interest obligation associated with $30 million of the Senior Notes into a floating rate. This agreement has a maturity date of November 15, 2010. Under the swap, the Company will receive a fixed interest rate of 4.85% (i.e., the same rate as the Senior Notes) and pay interest at a rate of LIBOR

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

plus 0.22%. At December 31, 2008 and 2007, the fair value of the swap was a gain of $1.5 million and a gain of $0.6 million, respectively.

At December 31, 2008, the Company had outstanding foreign currency forward contracts with notional amounts of $113.3 million, in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. The net fair value of these contracts was inconsequential as of December 31, 2008 and a $0.6 million gain as of December 31, 2007.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts. The determination of fair value of these derivative instruments is described in Note 5, Fair Value Measurements.

5.	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements”, except as it relates to nonfinancial assets pursuant to FSP 157-2 as described in Note 2, Summary of Significant Accounting Policies. SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value and expanding disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial position.

As of December 31, 2008, the Company has derivative assets totaling $3.4 million and derivative liabilities totaling $6.2 million. These derivative assets and liabilities consist of foreign currency forward exchange contracts and interest rate swap agreements. The forward exchange contracts economically hedge short-term intercompany balances with the Company’s foreign businesses. One of the interest rate swap agreements changes the Company’s fixed interest obligation associated with $30 million of Senior Notes into a floating rate and is accounted for as a fair value hedge. A second interest rate swap agreement changes the floating rate interest payments associated with $150 million outstanding under the Company’s credit facility to a fixed obligation. This swap agreement is accounted for as a cash flow hedge.

The fair values of these instruments are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the three- and twelve-month periods ended December 31, 2008.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following at December 31:

	2008	2007

Land	$49,523	$57,191
Building and leasehold improvements	173,620	166,652
Machinery and equipment	273,840	260,788
Computer software	47,632	20,455

	544,615	505,086
Less: accumulated depreciation and amortization	(259,607)	(239,421)

	$285,008	$265,665

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2008	2007

Balance at beginning of year	$440,767	$432,871
Goodwill acquired	1,332	30
Foreign currency translation and other	(17,673)	7,866

Balance at year end	$424,426	$440,767

In accordance with SFAS 142, goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review under SFAS 142 and determined that, through December 31, 2008, there had been no impairment of these assets.

The components of other intangible assets as of December 31 are as follows:

	2008		2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$73,772	$(13,476)	$73,946	$(11,363)
Proven technology and patents	32,989	(20,452)	32,079	(18,077)
Tradename (finite life)	1,803	(775)	1,655	(654)
Tradename (indefinite life)	22,434	—	22,434	—

	$130,998	$(34,703)	$130,114	$(30,094)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.6 million for 2009 to 2010, $4.4 million for 2011, $4.1 million for 2012 and $2.7 million for 2013. The non-indefinite-lived intangible assets are amortized on a straight-line basis over periods ranging from 7 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The weighted average amortization period of the non-indefinite-lived intangible assets acquired during 2008 is 11 years. Further, the weighted average amortization periods of the customer relationships, tradenames and proven technology and patents acquired during 2008 are 10 years, 10 years and 15 years, respectively.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The Company had amortization expense associated with the above intangible assets of $4.7 million for the year ended December 31, 2008 and $4.5 million for both the years ended December 31, 2007 and 2006.

In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.9 million, $7.2 million and $7.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

8.	WARRANTY

The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheet. Changes to the Company’s accrual for product warranties for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balance at beginning of year	$12,949	$10,977
Accruals for warranties	18,327	14,883
Foreign currency translation	641	1,010
Payments/utilizations	(19,095)	(13,921)

Balance at year end	$12,822	$12,949

9.	DEBT

Debt consisted of the following at December 31:

	2008	2007

$150 million Senior Notes, interest at 4.85%, due November 15, 2010	$151,527	$150,574
Less: unamortized discount	(66)	(100)

	151,461	150,474
Revolving credit facilities, interest at LIBOR plus 0.70%	277,785	222,932
Other local arrangements	24,834	23,236

	454,080	396,642
Less: current portion	(12,492)	(11,570)

Long-term debt	$441,588	$385,072

Credit Agreement

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

Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s senior unsecured credit ratings, which was, as of December 31, 2008, set at LIBOR plus 0.70% (based on ratings of “BBB” by Standard & Poor’s and “Baa2” by Moody’s). The Company must also pay facility fees that are tied to its credit ratings. The Credit Agreement contains covenants, with which the Company was in compliance as of December 31, 2008, including maintaining a consolidated interest coverage ratio of more

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

than 3.5 to 1.0 and a consolidated leverage ratio of less than 3.25 to 1.0. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. The Company capitalized $3.3 million in financing fees associated with the Credit Agreement which are amortized to interest expense through 2013. As of December 31, 2008, approximately $666.4 million was available under the facility.

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

The Company’s weighted average interest rate for the years ended December 31, 2008 and 2007 was approximately 5% and 6%, respectively. The carrying value of the Company’s debt obligations approximates fair value.

10.	SHAREHOLDERS’ EQUITY

Common Stock

The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2008, 4,905,172 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.

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

Restricted Stock Units

In 2008 and 2007, the Company granted 70,440 and 43,885 restricted stock units, respectively, to certain employees and directors. The weighted average grant-date fair value of the restricted stock units granted in 2008 and 2007 was $74.34 and $105.11 per unit, respectively, and the restricted units vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant for 2008 and 2007 of $5.2 million and $4.6 million, respectively, will be recorded as compensation expense ratably over the vesting period. Approximately $2.5 million and $1.7 million of compensation expense was recognized during the years ended December 31, 2008 and 2007, respectively.

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

Share Repurchase Program

The Company has a share repurchase program that was announced in 2004. Under the program, the Company has been authorized to buy back up to $1.5 billion of common shares. As of December 31, 2008, there were $416.6 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 15.2 million shares since the inception of the program through December 31, 2008.

During the years ended December 31, 2008 and 2007, the Company spent $224.5 million and $324.6 million on the repurchase of 2,232,188 shares and 3,384,731 shares at an average price per share of $100.55 and $95.88, respectively. In addition, $5.2 million relating to the settlement of shares repurchased as of December 31, 2007 were cash settled during 2008. The Company reissued 139,780 shares and 567,205 shares held in treasury for the exercise of stock options during 2008 and 2007, respectively. In connection with prior reissuances during 2006,

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

the Company has reclassified amounts within stockholders’ equity to reflect the differential between treasury stock cost and option proceeds as part of retained earnings rather than additional paid-in capital.

The Company also reissued 16,760 shares held in treasury pursuant to its 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consisted of the following at December 31:

	2008	2007	2006

Currency translation adjustment	$11,727	$34,969	$7,028
Unrealized loss on cash flow hedging arrangements, net of tax	(2,593)	—	—
Pension and post-retirement benefit related items	(63,518)	6,411	(42,914)
Deferred taxes on pension and post-retirement benefit related items	22,523	1,237	18,565

Total accumulated other comprehensive (loss) income	$(31,861)	$42,617	$(17,321)

11.	EQUITY INCENTIVE PLAN

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

On January 1, 2006, the Company adopted SFAS 123R and Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payments,” applying the modified prospective method. SFAS 123R requires all share-based compensation arrangements granted to employees, including stock option grants, to be recognized in the consolidated statement of operations based on the grant-date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Under the modified prospective method, the Company is required to record share-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Share-based compensation expense is recorded within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet.

During the first quarter of 2008, the Company granted 213,850 performance-based options, with a grant-date fair value of $32.20. Compensation expense will be recognized over the five-year vesting provisions based upon the probability of the performance condition being met.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2007 through December 31, 2008:

	Number of	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Value (in millions)

Outstanding at December 31, 2007	2,534,680	$51.78	$157.2
Granted	604,850	87.85
Exercised	(139,780)	36.84
Forfeited	(24,300)	54.61

Outstanding at December 31, 2008	2,975,450	$59.79	$43.8

Options exercisable at December 31, 2008	1,774,960	$46.00	$39.8

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2008 by range of exercise prices:

		Remaining Contractual
Number of Options	Weighted Average	Life of Options	Options
Outstanding	Exercise Price	Outstanding	Exercisable

58,500	29.15	2.3	58,500
637,450	36.14	4.5	637,450
1,138,550	48.45	5.3	907,450
690,800	71.09	9.1	125,800
450,150	108.58	8.9	45,760

2,975,450		6.5	1,774,960

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2008, 2007 and 2006 was approximately $24.42, $31.80 and $21.32, respectively. Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2008	2007	2006

Risk-free interest rate	2.77%	4.03%	4.60%
Expected life in years	5	5	5
Expected volatility	25%	25%	25%
Expected dividend yield	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $8.0 million, $35.8 million and $44.0 million, respectively.

The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was approximately $6.0 million, $7.0 million and $7.8 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit activity from December 31, 2007 through December 31, 2008:

	Number of Restricted	Aggregate Intrinsic
	Stock Units	Value (in millions)

Outstanding at December 31, 2007	131,985	$15.0
Granted	70,440
Vested	(32,468)
Forfeited	(6,773)

Outstanding at December 31, 2008	163,184	$11.0

The total fair value of restricted stock units vested during the years ended December 31, 2008, 2007 and 2006 was approximately $2.3 million, $1.8 million and $0.9 million, respectively.

At December 31, 2008, a total of 1,766,538 shares of common stock were available for grant in the form of stock options or restricted stock units.

As of December 31, 2008, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $37.4 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.8 years.

12.	BENEFIT PLANS

Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.

Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $12.4 million, $13.8 million and $11.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Effective December 31, 2008, the Company adopted the measurement provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(R),” which require the Company to measure its defined benefit plan assets and obligations as of December 31. Prior to the adoption of the SFAS 158 measurement date provision, the Company used a measurement date of September 30 and December 31. In order to record the effects of the change to a December 31 measurement date, the Company chose to use the measurements determined as of September 30, 2007 and estimate the net periodic benefit cost for the 15-month period ending December 31, 2008, exclusive of any curtailment or settlement gains or losses. Costs allocated proportionately to the three-month period ended December 31, 2007 were recorded as an adjustment to retained earnings, effective December 31, 2008. The remaining costs were recognized as net periodic benefit cost during the year ended December 31, 2008. The following table sets forth the adjustments to retained earnings and accumulated other comprehensive income (“AOCI”) resulting from the measurement date change, net of tax for the period from October 1 to December 31, 2007:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	Retained		Retained		Retained
	Earnings	AOCI	Earnings	AOCI	Earnings	AOCI

Service cost, interest cost and expected return on plan assets	$250	$—	$(58)	$—	$(266)	$—
Amortization of prior service cost and actuarial (gain) loss	(119)	119	82	(82)	144	(144)

Net adjustment recognized	$131	$119	$24	$(82)	$(122)	$(144)

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plans at December 31, 2008 and 2007:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$107,205	$113,210	$605,284	$569,699	$22,282	$23,923
Service cost, gross	912	679	28,713	23,127	556	405
Interest cost	8,169	6,358	27,955	19,090	1,657	1,322
Actuarial losses (gains)	2,102	(7,708)	(86,067)	(38,769)	(3,982)	(1,784)
Plan amendments and other	—	—	(4,141)	220	—	—
Benefits paid	(7,020)	(5,334)	(22,679)	(17,325)	(1,610)	(1,584)
Impact of foreign currency	—	—	11,332	49,242	—	—

Benefit obligation at end of year	$111,368	$107,205	$560,397	$605,284	$18,903	$22,282

Change in plan assets:
Fair value of plan assets at beginning of year	$108,408	$100,799	$597,571	$519,907	$—	$—
Actual return on plan assets	(28,218)	12,899	(90,435)	20,517	—	—
Employer contributions	12,757	44	18,765	22,306	1,610	1,584
Plan participants’ contributions	—	—	7,702	7,434	263	116
Benefits paid	(7,020)	(5,334)	(22,679)	(17,325)	(1,873)	(1,700)
Impact of foreign currency	—	—	20,016	44,732	—	—

Fair value of plan assets at end of year	$85,927	$108,408	$530,940	$597,571	$—	$—

Funded status	$(25,441)	$1,203	$(29,457)	$(7,713)	$(18,903)	$(22,282)
Net actuarial loss (gain)	59,874	19,379	10,519	(21,593)	(6,983)	(4,197)
Post-measurement date contributions	—	7,711	—	—	—	327

Net amount recognized	$34,433	$28,293	$(18,938)	$(29,306)	$(25,886)	$(26,152)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2008	2007	2008	2007	2008	2007

Other non-current assets	$—	$10,051	$71,406	$97,504	$—	$—
Pension and other post-retirement liabilities	(25,441)	(1,137)	(100,863)	(105,217)	(18,903)	(21,955)
Accumulated other comprehensive loss (gain)	59,874	19,379	10,519	(21,593)	(6,983)	(4,197)

Net amount recognized	$34,433	$28,293	$(18,938)	$(29,306)	$(25,886)	$(26,152)

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued and other liabilities and other non-current liabilities, respectively. The current portion of the accrued pension and other post-retirement liabilities at December 31, 2008 and 2007 was $0.1 million both years for the U.S. defined benefit pension plan, $4.9 million and $5.7 million, respectively, for the non-U.S. plans and $2.0 million and $2.2 million, respectively, for the U.S. post-retirement plans. The long-term portion of the accrued pension liabilities and other post-retirement liabilities at December 31, 2008 and 2007 was $25.3 million and $1.0 million, respectively, for the U.S. defined benefit pension plan, $96.0 million and $99.5 million, respectively, for the non-U.S. plans and $16.9 million and $19.7 million, respectively, for the U.S. post-retirement plans.

The following amounts have been recognized in accumulated other comprehensive (loss) income, before taxes, at December 31, 2008 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension	Non-U.S.
	Benefits	Pension Benefits	Other Benefits

Prior service cost, net	$—	$(10,239)	$(1,627)
Actuarial losses (gains)	59,874	20,712	(5,356)
Transition obligations	—	46	—

Total	$59,874	$10,519	$(6,983)

The accumulated benefit obligations at December 31, 2008 and 2007 were $111.4 million and $107.2 million, respectively, for the U.S. defined benefit pension plan and $526.9 million and $530.7 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. Pension Benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of assets of these plans as of December 31, 2008 were $128.6 million, $116.4 million and $27.8 million, respectively, for the non-U.S. defined benefit pension plans.

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	6.25%	5.75%	3.95%	3.90%	3.30%
Compensation increase rate	n/a	n/a	n/a	2.25%	2.35%	2.10%

The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2008	2007	2006	2008	2007	2006

Discount rate	6.25%	5.75%	5.50%	3.95%	3.90%	3.30%
Compensation increase rate	n/a	n/a	n/a	2.25%	2.35%	2.10%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	5.15%	5.15%	5.10%

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension (credit) cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2008	2007	2006	2008	2007	2006

Service cost, net	$730	$679	$660	$17,461	$15,627	$13,009
Interest cost on projected benefit obligations	6,535	6,358	6,227	23,822	19,090	16,453
Expected return on plan assets	(8,931)	(8,289)	(8,047)	(32,119)	(27,432)	(23,722)
Recognition of actuarial losses	791	2,058	2,583	429	889	371

Net periodic pension (credit) cost	$(875)	$806	$1,423	$9,593	$8,174	$6,111

Net periodic post-retirement benefit cost for the U.S. post-retirement plans includes the following components for the years ended December 31:

	2008	2007	2006

Service cost	$445	$405	$253
Interest cost on projected benefit obligations	1,326	1,322	1,321
Net amortization and deferral	(957)	(957)	(958)

Net periodic post-retirement benefit cost	$814	$770	$616

The amounts remaining in accumulated other comprehensive (loss) income that are expected to be recognized as a component of net periodic pension cost during 2009 are as follows:

	U.S. Pension	Non-U.S.
	Benefits	Pension Benefits	Other Benefits

Prior service cost, net	$—	$(1,087)	$(957)
Actuarial losses (gains)	4,660	775	(329)
Transition obligations	—	48

Total	$4,660	$(264)	$(1,286)

The projected post-retirement benefit obligation was principally determined using discount rates of 6.25% in 2008, 6.25% in 2007 and 5.75% in 2006. Net periodic post-retirement benefit cost was principally determined using discount rates of 6.25% in 2008, 5.75% in 2007 and 5.50% in 2006 and health care cost trend rates ranging from 7.5% to 11% in 2008, 8.0% to 11.0% in 2007 and 8.5% to 12% in 2006, decreasing to 5.0% in 2012.

The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$155	$(138)
Effect on post-retirement benefit obligation	$1,181	$(1,064)

Plan assets relate principally to the Company’s U.S. and Swiss subsidiaries and consist of equity investments, obligations of the U.S. Treasury or other governmental agencies, and other interest-bearing

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

investments. Actual and target asset allocations in the Company’s pension plans at December 31, 2008 and 2007 were as follows:

	U.S.			Non-U.S.
	Target	2008	2007	Target	2008	2007

Debt securities	30-40%	35%	37%	40-60%	17%	46%
Equity securities	60-70%	65%	63%	30-50%	50%	47%
Cash, real estate and other	0-5%	0%	0%	5-15%	33%	7%

Total	100%	100%	100%	100%	100%	100%

Investment policies and strategies for each of the Company’s pension plans are determined periodically by pension trustees for each plan, having regard for the potential risks and returns offered by investment in the various assets available. Target asset allocation and investment return criteria are established by the trustees with the overriding objective of stable earnings growth. Actual results are monitored against those targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by a third-party asset management company, reporting to the pension trustees. The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP is generally based on historical investment performance and the target investment return criteria for the future determined by the trustees.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension	Non-U.S. Pension		Other Benefits Net of
	Benefits	Benefits	Other Benefits Gross	Subsidy

2009	$5,788	$30,432	$2,197	$2,039
2010	5,891	30,782	2,205	2,039
2011	6,119	31,390	2,183	2,013
2012	6,365	32,920	2,142	1,969
2013	6,725	33,650	2,069	1,896
2014 - 2017	38,118	181,592	9,435	8,648

The Company made voluntary incremental pension contributions of $5.0 million in 2008 and $7.7 million in 2007 to reduce the underfunded status and increase the funded status of our U.S. pension plan, respectively. The Company does not expect to receive any refunds from its benefit plans during 2009.

In 2009, the Company expects to make employer pension contributions of approximately $18.0 million to its non-U.S. pension plans and normal employer contributions of approximately $2.0 million to its U.S. post-retirement medical plan.

13.	TAXES

The sources of the Company’s earnings (losses) before taxes were as follows for the years ending December 31:

	2008	2007	2006

United States	$48,711	$41,970	$31,889
Non-United States	217,358	200,897	172,958

Earnings before taxes	$266,069	$242,867	$204,847

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The provisions for taxes consist of:

	Current	Deferred	Total

Year ended December 31, 2008:
United States federal	$3,443	$7,740	$11,183
State and local	995	1,971	2,966
Non-United States	54,716	(5,574)	49,142

Total	$59,154	$4,137	$63,291

Year ended December 31, 2007:
United States federal	$—	$15,362	$15,362
State and local	1,040	(500)	540
Non-United States	41,086	7,372	48,458

Total	$42,126	$22,234	$64,360

Year ended December 31, 2006:
United States federal	$—	$9,798	$9,798
State and local	738	(491)	247
Non-United States	39,212	(1,942)	37,270

Total	$39,950	$7,365	$47,315

The provisions for tax expense for the years ending December 31, 2008, 2007 and 2006 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2008	2007	2006

Expected tax	$93,124	$85,003	$71,696
United States state and local income taxes, net of federal income tax benefit	2,966	540	247
Change in valuation allowance	(3,032)	—	10,860
Other non-United States income taxes at other than a 35% rate	(24,446)	(23,430)	(17,700)
Release of unremitted foreign earnings liability	—	—	(13,450)
Foreign jurisdiction tax law change	(2 487)	1,575	(5,050)
Other, net	(2,834)	672	712

Total provision for taxes	$63,291	$64,360	$47,315

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2008	2007

Deferred tax assets:
Inventory	$14,294	$14,925
Accrued and other liabilities	43,990	36,065
Accrued post-retirement benefit and pension costs	41,865	25,964
Net operating loss and tax credit carryforwards	42,164	41,439
Other	12,202	8,201

Total deferred tax assets	154,515	126,594
Less valuation allowance	(25,801)	(23,822)

Total deferred tax assets less valuation allowance	128,714	102,772

Deferred tax liabilities:
Inventory	3,410	3,122
Property, plant and equipment	37,778	37,809
Rainin intangibles amortization	31,524	25,760
Prepaid post-retirement benefit and pension costs	29,765	21,971
Other	14,212	19,643
International earnings	2,577	3,347

Total deferred tax liabilities	119,266	111,652

Net deferred tax asset (liability)	$9,448	$(8,880)

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2008	2007

Unrecognized tax benefits at beginning of year	$26,787	$24,363
Increases related to prior year tax positions	3,088	860
Decreases related to prior year tax positions	(214)	(2,313)
Increases related to current tax positions	3,083	3,046
Foreign currency translation increases to prior year tax positions	(201)	947
Decreases relating to taxing authority settlements	(1,097)	—
Decreases resulting from a lapse of the applicable statute of limitations	(3,576)	(116)

Unrecognized tax benefits at end of year	$27,870	$26,787

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Included in the unrecognized tax benefits balance at December 31, 2008 and 2007 were $22.7 million and $23.2 million, respectively, of unrecognized tax benefits that if recognized would reduce the Company’s tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2008 and 2007 was $2.8 million and $2.3 million, respectively.

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

The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $2.0 million increase in the total valuation allowance during 2008 is primarily attributable to an increase in the foreign tax credit carryforward. The $8.1 million decrease in the total valuation allowance during 2007 is primarily attributable to $4.8 million related to the expiration or utilization of tax loss carryforwards and $3.3 million related to the adoption of FIN 48. During 2006, the Company incurred a $10.5 million charge related to the establishment of a valuation allowance for foreign tax credit carryforwards described below. $1.8 million of the Company’s total valuation allowance will be credited to shareholders’ equity if and when realized.

At December 31, 2008, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.

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

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

As of December 31, 2008, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2002, the United States after 2004, France after 2005, Switzerland and the United Kingdom after 2006 and China after 2007. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

14.	OTHER CHARGES (INCOME), NET

Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items.

During the fourth quarter 2008, the Company initiated a global cost reduction program. Charges under the program primarily comprise severance costs and are expected to be approximately $15 to $20 million, of which $6.4 million was recorded in other charges (income), net during the year ended December 31, 2008. Cash paid for severance during the fourth quarter of 2008 totaled $0.7 million. Under the program, the Company’s workforce (including employees and temporary personnel) will be reduced by approximately 600. The program is expected to be substantially completed by the end of 2009. As a result of the reduction in workforce, the Company anticipates personnel costs to be reduced by approximately $25 million on an annual basis.

15.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2008:

2009	$29,703
2010	22,522
2011	15,889
2012	10,579
2013	7,542
Thereafter	12,426

Total	$98,661

Rent expense for operating leases amounted to $36.4 million, $32.9 million and $31.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Legal

The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company’s financial condition or results of operations.

16.	SEGMENT REPORTING

The Company has five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. U.S. Operations represent certain of the Company’s marketing

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

and producing organizations located in the United States. Western European Operations include the Company’s marketing and producing organizations in Western Europe, excluding operations located in Switzerland. Swiss Operations include marketing and producing organizations located in Switzerland as well as extensive R&D operations that are responsible for the development, production and marketing of precision instruments, including weighing, analytical and measurement technologies for use in a variety of industrial and laboratory applications. Chinese Operations represent the Company’s marketing and producing organizations located in China. The Company’s market organizations are geographically focused and are responsible for all aspects of the Company’s sales and service. Operating segments that exist outside these reportable segments are included in Other.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment profit for segment reporting (gross profit less research and development, selling, general and administrative expenses, before amortization, interest expense and other charges (income) and taxes). Inter-segment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located.

The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2008	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$622,692	$59,590	$682,282	$113,390	$6,505	$882,396	$(7,724)	$294,521
Swiss Operations	126,476	315,578	442,054	86,650	9,055	609,484	(8,043)	27,027
Western European Operations	679,083	83,634	762,717	69,837	5,840	923,320	(7,074)	89,834
Chinese Operations	228,890	88,150	317,040	59,027	4,077	192,373	(4,524)	2,092
Other(a)	316,203	5,277	321,480	28,809	2,560	172,816	(5,885)	10,952
Eliminations and Corporate(b)	—	(552,229)	(552,229)	(46,720)	950	(1,117,860)	(27,758)	—

Total	$1,973,344	$—	$1,973,344	$310,993	$28,987	$1,662,529	$(61,008)	$424,426

	Net Sales to	Net Sales to					Purchase of,
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2007	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$614,735	$57,134	$671,869	$104,913	$6,881	$868,202	$(7,258)	$294,662
Swiss Operations	109,867	281,175	391,042	81,158	7,805	537,360	(7,780)	25,126
Western European Operations	614,268	77,468	691,736	58,497	6,044	945,677	(7,406)	107,950
Chinese Operations	168,261	86,249	254,510	57,481	3,251	174,867	(11,918)	1,969
Other(a)	286,617	3,713	290,330	29,887	2,068	165,611	(3,852)	11,060
Eliminations and Corporate(b)	—	(505,739)	(505,739)	(57,259)	615	(1,013,503)	(9,331)	—

Total	$1,793,748	$—	$1,793,748	$274,677	$26,664	$1,678,214	$(47,545)	$440,767

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2006	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$586,069	$51,349	$637,418	$89,384	$6,959	$818,841	$(7,497)	$294,710
Swiss Operations	96,311	244,538	340,849	70,083	7,632	431,542	(5,071)	23,820
Western European Operations	538,953	68,883	607,836	50,635	5,490	887,866	(6,506)	102,191
Chinese Operations	132,710	68,721	201,431	45,160	3,294	138,853	(8,723)	1,887
Other(a)	240,869	—	240,869	21,412	1,901	140,177	(2,444)	10,263
Eliminations and Corporate(b)	—	(433,491)	(433,491)	(50,753)	793	(830,194)	(4,088)	—

Total	$1,594,912	$—	$1,594,912	$225,921	$26,069	$1,587,085	$(34,329)	$432,871

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before tax to segment profit follows:

	2008	2007	2006

Earnings before taxes	$266,069	$242,867	$204,847
Amortization	10,553	11,682	11,503
Interest expense	25,390	21,003	17,492
Other charges (income), net	8,981	(875)	(7,921)

Segment profit	$310,993	$274,677	$225,921

Included in 2008 other charges (income), net are $6.4 million of restructuring charges of which $1.3 million, $0.3 million, $4.1 million, $0.1 million, $0.5 million and $0.1 million relate to the Company’s U.S., Swiss, Western Europe, Chinese, Other and Corporate operations, respectively.

The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these customers account for more than 1% of net sales. Service revenues are primarily derived from repair and other services including regulatory compliance, qualification, calibration, certification and preventative maintenance. A breakdown of the Company’s sales by category for the years ended December 31 follows:

	2008	2007	2006

Weighing-related instruments	$965,454	$883,266	$758,882
Non-weighing instruments	567,369	504,253	471,478
Service	440,521	406,229	364,552

Total net sales	$1,973,344	$1,793,748	$1,594,912

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the year ended December 31 follows:

				Property, Plant and
	Net Sales			Equipment, Net
	2008	2007	2006	2008	2007

United States	$568,301	$559,723	$535,654	$51,370	$46,796
Other Americas	123,643	121,110	105,588	3,824	3,722

Total Americas	691,944	680,833	641,242	55,194	50,518
Germany	192,164	159,182	148,003	31,934	34,511
France	142,353	129,449	114,065	5,929	6,472
United Kingdom	58,655	66,710	60,026	5,778	7,135
Switzerland	71,852	58,126	54,779	134,182	119,734
Other Europe	385,177	348,180	289,865	9,335	8,659

Total Europe	850,201	761,647	666,738	187,158	176,511
China	221,900	162,751	129,682	38,509	35,916
Rest of World	209,299	188,517	157,250	4,147	2,720

Total Asia/Rest of World	431,199	351,268	286,932	42,656	38,636

Total	$1,973,344	$1,793,748	$1,594,912	$285,008	$265,665

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2008 and 2007 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008
Net sales	$438,955	$515,605	$509,097	$509,687
Gross profit	221,152	259,011	248,680	264,238
Net earnings	$38,279	$48,851	$52,724	$62,924
Basic earnings per common share:
Net earnings	$1.09	$1.42	$1.56	$1.88
Weighted average number of common shares	35,119,322	34,471,397	33,856,574	33,553,946
Diluted earnings per common share:
Net earnings	$1.06	$1.38	$1.52	$1.84
Weighted average number of common and common equivalent shares	35,993,750	35,320,765	34,727,806	34,153,116
Market price per share:
High	$112.37	$105.01	$109.16	$98.33
Low	$87.51	$94.05	$92.60	$60.64

2007
Net sales	$387,764	$430,544	$442,600	$532,840
Gross profit	191,479	215,093	219,009	270,600
Net earnings	$30,430	$41,031	$43,772	$63,274
Basic earnings per common share:
Net earnings	$0.80	$1.10	$1.19	$1.76
Weighted average number of common shares	38,065,483	37,454,360	36,650,215	35,930,778
Diluted earnings per common share:
Net earnings	$0.78	$1.07	$1.16	$1.72
Weighted average number of common and common equivalent shares	38,931,681	38,409,325	37,597,020	36,873,667
Market price per share:
High	$91.61	$101.76	$103.19	$118.54
Low	$77.78	$89.94	$86.59	$102.32

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at the	(1)	(2)
	Beginning of	Charged to	Charged to		Balance at End
Description	Period	Costs and Expenses	Other Accounts	-Deductions-	of Period

			Note (A)	Note (B)

Accounts receivable—allowance for doubtful accounts:
Year ended December 31, 2008	8,804	4,054	(364)	529	11,965
Year ended December 31, 2007	7,073	461	651	(619)	8,804
Year ended December 31, 2006	7,897	961	394	2,179	7,073
Deferred tax valuation allowance:
Year ended December 31, 2008	23,822	—	7,215	5,236	25,801
Year ended December 31, 2007	31,956	348	(3,348)	5,134	23,822
Year ended December 31, 2006	25,160	11,877	—	5,081	31,956

Note (A)

For accounts receivable, amount primarily comprises currency translation adjustments.

For deferred tax valuation allowance in 2008, amount relates primarily to increases in research and development tax credits and foreign tax credit carryforwards.

For deferred tax valuation allowance in 2007, amount relates to adoption of FIN 48.

Note (B)

For accounts receivable in 2008 and 2006, amount represents excess of uncollectible balances written off over recoveries of accounts previously written off.

For accounts receivable in 2007, amount represents recoveries of accounts previously written off in excess of uncollectible balances.

For deferred tax valuation allowance, reductions relate to tax credit and tax loss carryforwards.

S-1