Form 10-Q
period 2009-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2009-05-01
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number: 1-13595
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 33,669,310 shares of Common Stock outstanding at March 31, 2009.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Consolidated Financial Statements:

Interim Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008	3

Interim Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	4

Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2009 and twelve months ended December 31, 2008	5

Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008	6

Notes to the Interim Consolidated Financial Statements at March 31, 2009	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	30

SIGNATURE

Exhibit 31.1
Exhibit 31.2
Exhibit 32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2009 and 2008
(In thousands, except share data)
(unaudited)

	March 31,	March 31,
	2009	2008
Net sales
Products	$277,910	$335,937
Service	96,169	103,018

Total net sales	374,079	438,955
Cost of sales
Products	127,025	151,168
Service	59,132	66,635

Gross profit	187,922	221,152
Research and development	21,570	24,254
Selling, general and administrative	114,035	138,602
Amortization	2,683	2,405
Interest expense	5,241	5,849
Other charges (income), net	9,360	1,675

Earnings before taxes	35,033	48,367
Provision for taxes	1,154	10,088

Net earnings	$33,879	$38,279

Basic earnings per common share:
Net earnings	$1.01	$1.09
Weighted average number of common shares	33,631,219	35,119,322

Diluted earnings per common share:
Net earnings	$1.00	$1.06
Weighted average number of common and common equivalent shares	33,996,251	35,993,750
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$130,770	$78,073
Trade accounts receivable, less allowances of $11,640 at March 31, 2009 and $11,965 at December 31, 2008	288,893	348,614
Inventory	158,212	170,613
Current deferred tax assets, net	35,929	35,756
Other current assets and prepaid expenses	38,095	37,809

Total current assets	651,899	670,865
Property, plant and equipment, net	274,754	285,008
Goodwill	419,518	424,426
Other intangible assets, net	95,665	96,295
Non-current deferred tax assets, net	86,628	92,958
Other non-current assets	93,332	94,504

Total assets	$1,621,796	$1,664,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$77,976	$111,442
Accrued and other liabilities	81,433	81,118
Accrued compensation and related items	72,420	115,430
Deferred revenue and customer prepayments	67,063	51,665
Taxes payable	44,278	44,507
Current deferred tax liabilities	7,774	8,218
Short-term borrowings	9,700	12,492

Total current liabilities	360,644	424,872
Long-term debt	467,653	441,588
Non-current deferred tax liabilities	104,496	111,048
Other non-current liabilities	168,380	183,301

Total liabilities	1,101,173	1,160,809
Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 33,669,310 and 33,595,303 shares at March 31, 2009 and December 31, 2008, respectively	448	448
Additional paid-in capital	563,077	559,772
Treasury stock at cost (11,116,701 shares at March 31, 2009 and 11,190,708 shares at December 31, 2008)	(868,326)	(873,601)
Retained earnings	880,357	848,489
Accumulated other comprehensive (loss) income	(54,933)	(31,861)

Total shareholders’ equity	520,623	503,247

Total liabilities and shareholders’ equity	$1,621,796	$1,664,056

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Three months ended March 31, 2009 and twelve months ended December 31, 2008
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	172,248	—	—	12,138	(6,910)	—	5,228
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(2,232,188)	—	—	(224,495)	—	—	(224,495)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,696	—	—	—	2,696
Share-based compensation	—	—	8,698	—	—	—	8,698
Adoption of SFAS 158 measurement date provision, net of tax	—	—	—	—	33	(107)	(74)
Comprehensive income:
Net earnings	—	—	—	—	202,778	—	202,778
Unrealized gain (loss) on cash flow hedging arrangements, net of tax	—	—	—	—	—	(2,593)	(2,593)
Change in currency translation adjustment	—	—	—	—	—	(23,242)	(23,242)
Pension adjustment, net of tax	—	—	—	—	—	(48,536)	(48,536)

Comprehensive income	—	—	—	—	—	—	128,407

Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	67,540	—	—	4,814	(1,854)	—	2,960
Other treasury stock issuances	6,467	—	—	461	(157)	—	304
Tax benefit resulting from exercise of certain employee stock options	—	—	404	—	—	—	404
Share-based compensation	—	—	2,901	—	—	—	2,901
Comprehensive income:
Net earnings	—	—	—	—	33,879	—	33,879
Unrealized gain (loss) on cash flow hedging arrangements, net of tax	—	—	—	—	—	470	470
Change in currency translation adjustment	—	—	—	—	—	(24,345)	(24,345)
Pension adjustment, net of tax	—	—	—	—	—	803	803
Comprehensive income (a)	—	—	—	—	—	—	10,807

Balance at March 31, 2009	33,669,310	$448	$563,077	$(868,326)	$880,357	$(54,933)	$520,623

(a)	Total comprehensive income for the three months ended March 31, 2008 was $67,873.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2009 and 2008
(In thousands)
(unaudited)

	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$33,879	$38,279
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,049	7,304
Amortization	2,683	2,405
Deferred taxes	(3,862)	(451)
Excess tax benefits from share-based payment arrangements	(38)	(219)
Share-based compensation	2,901	2,526
Gain from sale of property, plant and equipment	(38)	(2,699)
Other	—	(377)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	45,366	27,602
Inventory	5,504	(14,270)
Other current assets	(1,615)	(10,090)
Trade accounts payable	(30,197)	(26,087)
Taxes payable	(9,927)	2,462
Accruals and other	(16,834)	(18,231)

Net cash provided by operating activities	34,871	8,154

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,868	12,476
Purchase of property, plant and equipment	(12,452)	(7,379)
Acquisitions	(170)	—

Net cash (used in) provided by investing activities	(10,754)	5,097

Cash flows from financing activities:
Proceeds from borrowings	58,192	124,032
Repayments of borrowings	(32,142)	(44,722)
Proceeds from stock option exercises	2,960	1,219
Repurchases of common stock	—	(98,611)
Excess tax benefits from share-based payment arrangements	38	219
Other financing activities	(320)	77

Net cash provided by (used in) financing activities	28,728	(17,786)

Effect of exchange rate changes on cash and cash equivalents	(148)	3,997

Net increase (decrease) in cash and cash equivalents	52,697	(538)

Cash and cash equivalents:
Beginning of period	78,073	81,222

End of period	$130,770	$80,684

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
All intercompany transactions and balances have been eliminated.
Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
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
Inventory consisted of the following:

	March 31,	December 31,
	2009	2008
Raw materials and parts	$75,863	$77,282
Work-in-progress	27,327	32,403
Finished goods	55,022	60,928

	$158,212	$170,613

Other Intangible Assets
Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with SFAS No. 141 “Business Combinations” and the continued accounting for previously recognized intangible assets and goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Other intangible assets consist of the following:

	March 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$73,656	$(13,908)	$73,772	$(13,476)
Proven technology and patents	33,376	(20,864)	32,989	(20,452)
Tradename (finite life)	1,778	(807)	1,803	(775)
Tradename (indefinite life)	22,434	—	22,434	—

	$131,244	$(35,579)	$130,998	$(34,703)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.7 million for 2009 and 2010, $4.5 million for 2011, $4.1 million for 2012 and $2.7 million for 2013. The Company had amortization expense associated with the above intangible assets of $1.2 million for both the three months ended March 31, 2009 and 2008.
In addition to the above amortization, the Company had amortization expense associated with capitalized software of $1.5 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	March 31,	March 31,
	2009	2008
Balance at beginning of period	$12,822	$12,949
Accruals for warranties	3,496	4,161
Foreign currency translation	(474)	364
Payments / utilizations	(3,815)	(3,769)

Balance at end of period	$12,029	$13,705

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
Share-Based Compensation
The Company records share-based compensation pursuant to SFAS No. 123R and Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payments.” The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company had $2.9 million and $2.5 million of share-based compensation expense for the three months ended March 31, 2009 and 2008, respectively.
During the three months ended March 31, 2008, the Company granted 213,850 performance-based options with a grant-date fair value of $32.20. Compensation expense will be recognized over the five-year vesting provisions based upon the probability of the performance condition being met.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
3. FINANCIAL INSTRUMENTS
On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which requires disclosure of a Company’s objectives and strategies for using derivative instruments and the impact of those derivative instruments on a Company’s operations, financial position and cash flows. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As more fully described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The Company also enters into certain foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. Additional derivative-related information is disclosed in Note 4 to the interim consolidated financial statements.
Cash Flow Hedges
The Company has an interest rate swap agreement, designated as a cash flow hedge, which changes the floating rate interest payments associated with $150 million outstanding under the Company’s credit facility to a fixed obligation. Additionally, in March 2009, the Company entered into a foreign currency forward contract (with a notional amount of $25.3 million), designated as a cash flow hedge, to hedge forecasted intercompany sales denominated in U.S. dollars with its foreign businesses. The Company records the effective portion of the cash flow derivative hedging gains and losses in other comprehensive income and reclassifies these amounts into earnings in the period in which the transaction affects earnings. Gains or losses on the derivatives representing hedge ineffectiveness, if any, are recognized in current earnings. Through March 31, 2009, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
The fair value of these derivative instruments and their effects on the consolidated balance sheet and consolidated statement of operations before tax as of and for the three-month period ending March 31, 2009 are as follows:

					Gain/(Loss)
			Location of Derivative	Derivative	Reclassified from
	Balance Sheet		Gain/(Loss) Recognized	Gain/(Loss)	AOCI into Earnings
	Location	Fair Value	in Earnings	Recognized in OCI	(Effective Portion)
Derivatives designated as hedging instruments:
Cash flow hedges

Interest rate swap	Other non-current liabilities	$4,173	Interest expense	$80	$(833)
Foreign currency	Other non-current
forward contracts	assets	$693	Net sales	$693	$—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
A net after tax derivative charge of $1.5 million based upon interest rates at March 31, 2009 is expected to be recognized in earnings in the next twelve months related primarily to the interest rate swap agreement.
Fair Value Hedges and Other Derivatives
The Company has a $30 million interest rate swap agreement, designated as a fair value hedge, in connection with its $150 million seven-year Senior Notes. The Company records the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item in earnings under interest expense.
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” these contracts are considered “derivatives not designated as hedging instruments” and are categorized as “other derivatives” in the table below. Gains or losses on these instruments are reported in current earnings. At March 31, 2009, these contracts had a notional value of $104.3 million.
The fair value of these derivative instruments and their effects on the consolidated balance sheet and consolidated statement of operations before tax as of and for the three-month period ending March 31, 2009 are as follows:

			Location of Derivative
	Balance Sheet		Gain/(Loss) Recognized in	Derivative Gain/(Loss)
	Location	Fair Value	Earnings	Recognized in Earnings
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap	Other non-current assets	$1,389	Interest Expense	$(139)
Derivatives not designated as hedging instruments:
Other derivatives:
Foreign currency forward contracts — liabilities	Accrued and other liabilities	$629	Other charges (income), net	$(629)

Foreign currency forward contracts — assets	Other current assets	$193	Other charges (income), net	$193
4.	FAIR VALUE MEASUREMENTS
On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), except as it relates to nonfinancial assets, including goodwill, other intangible assets, long-lived assets (for purposes of impairment analysis) and asset retirement obligations, pursuant to FSP 157-2, the provisions of which were adopted on January 1, 2009.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value and expanding disclosures about fair value measurements. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial position.
At March 31, 2009 and December 31, 2008, the Company had derivative assets totaling $2.3 million and $3.4 million, respectively and derivative liabilities totaling $4.8 million and $6.2 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the three-month period ended March 31, 2009 and the twelve-month period ended December 31, 2008.
At March 31, 2009 and December 31, 2008, the Company had $7.4 million and $12.3 million of cash equivalents, respectively, the fair value of which is determined through corroborated prices in active markets. The fair value of cash equivalents approximates cost.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement consists of observable and unobservable inputs that reflect the assumptions that a market participant would use in pricing an asset or liability.
SFAS 157 establishes a fair value hierarchy that categorizes these inputs into three levels:

Level 1:	Quoted prices in active markets for identical assets and liabilities

Level 2:	Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:	Unobservable inputs

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008:

	March 31, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$886	$—	$886	$—	$1,922	$—	$1,922	$—
Interest rate swap agreement	1,389	—	1,389	—	1,527	—	1,527	—
Cash equivalents	7,448	—	7,448	—	12,251	—	12,251	—

Total	$9,723	$—	$9,723	$—	$15,700	$—	$15,700	$—

Liabilities:
Foreign currency forward contracts	$629	$—	$629	$—	$1,926	$—	$1,926	$—
Interest rate swap agreement	4,173	—	4,173	—	4,253	—	4,253	—

Total	$4,802	$—	$4,802	$—	$6,179	$—	$6,179	$—

5. INCOME TAXES
The provision for taxes is based upon the Company’s projected annual effective tax rate of 27% for the three-month period ended March 31, 2009.
During the first quarter of 2009, the Company recorded a discrete tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 3% for the three-month period ended March 31, 2009.
During the first quarter of 2008, the Company recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China. The net impact of this item decreased the effective tax rate to 21% for the three-month period ended March 31, 2008.
6. DEBT
Our short-term borrowings and long-term debt consisted of the following at March 31, 2009:

	March 31, 2009
		Other principal
		trading
	U.S. dollar	currencies	Total

$150m Senior notes (net of unamortized discount)	$151,331	$—	$151,331
Credit facility	279,000	25,933	304,933
Other local arrangements (long-term)	—	11,389	11,389

Total long-term debt	430,331	37,322	467,653
Other local arrangements (short-term)	—	9,700	9,700

Total debt	$430,331	$47,022	$477,353

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
As of March 31, 2009, the Company had $639.7 million of availability remaining under the credit facility.
7. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $1.5 billion of equity shares. As of March 31, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 15.2 million shares since the inception of the program through March 31, 2009.
During the fourth quarter 2008, the Company suspended the share repurchase program and as a result, the Company did not repurchase any shares in the three-month period ended March 31, 2009. During the three months ended March 31, 2008, the Company spent $95.6 million (of which $2.2 million was unsettled at March 31, 2008) on the repurchase of 954,188 shares at an average price per share of $100.17. In addition, $5.2 million was cash settled during the three-month period ended March 31, 2008 related to the settlement of a liability for shares repurchased as of December 31, 2007. The Company reissued 67,540 shares and 32,760 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2009 and March 31, 2008, respectively. The Company also reissued 6,467 shares and 16,760 shares held in treasury during the three months ended March 31, 2009 and 2008, respectively, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
8. EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three-month periods ended March 31, relating to outstanding stock options and restricted stock units.

	2009	2008
Three months ended	365,032	874,428
Outstanding options and restricted stock units to purchase 1,392,596 and 450,150 shares of common stock for the three-month periods ended March 31, 2009 and 2008, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
9. NET PERIODIC BENEFIT COST
Net periodic cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement benefits
	2009	2008	2009	2008	2009	2008
Service cost, net	$46	$183	$3,857	$4,263	$95	$109
Interest cost on projected benefit obligations	1,696	1,634	5,118	6,024	280	323
Expected return on plan assets	(1,710)	(2,233)	(6,345)	(8,151)	—	—
Net amortization and deferral	—	—	(237)	—	(239)	(239)
Recognition of actuarial losses (gains)	1,165	198	190	81	(82)	—

Net periodic pension cost (benefit)	$1,197	$(218)	$2,583	$2,217	$54	$193

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company expects to make employer contributions of approximately $18.0 million to its non-U.S. pension plans and $2.0 million to its U.S. post-retirement medical plan during the year ended December 31, 2009. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.
10. OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items.
During the fourth quarter of 2008, the Company initiated a global cost reduction program. During the first quarter of 2009, the Company revised the program to include further cost reductions. Charges under the program primarily comprise severance costs and are expected to be approximately $40 million. Through March 31, 2009 total charges recognized were $14.8 million, $8.4 million of which was recognized during the first quarter of 2009. Under the program, the Company’s workforce (including employees and temporary personnel) will be reduced by approximately 1,000. The program is expected to be substantially completed by the end of 2009. As a result of the reduction in workforce, the Company anticipates personnel costs will be reduced by approximately $50 million on an annual basis.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
A rollforward for the Company’s accrual for restructuring activities for the three months ended March 31, 2009 is as follows:

	Employee	Lease
	Related	Termination	Total
Balance at December 31, 2008	$5,991	$—	$5,991
Restructuring expense	6,612	1,743	8,355
Cash payments	(4,574)	—	(4,574)
Impact of foreign currency	(193)	—	(193)

Balance at March 31, 2009	$7,836	$1,743	$9,579

11. SEGMENT REPORTING
As disclosed in Note 16 to the Company’s consolidated financial statements for the year ending December 31, 2008, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, and general and administrative expenses, before amortization, interest expense and other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2009	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$123,387	$10,820	$134,207	$19,723	$308,898
Swiss Operations	22,811	60,219	83,030	12,959	16,910
Western European Operations	127,637	16,631	144,268	12,617	81,501
Chinese Operations	44,391	14,742	59,133	10,255	648
Other (a)	55,853	526	56,379	3,204	11,561
Eliminations and Corporate (b)	—	(102,938)	(102,938)	(6,441)	—

Total	$374,079	$—	$374,079	$52,317	$419,518

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2008	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$139,613	$12,307	$151,920	$20,424	$309,463
Swiss Operations	31,221	77,573	108,794	21,085	18,694
Western European Operations	157,457	20,390	177,847	11,886	106,044
Chinese Operations	42,105	22,172	64,277	12,941	627
Other (a)	68,559	825	69,384	4,509	13,103
Eliminations and Corporate (b)	—	(133,267)	(133,267)	(12,549)	—

Total	$438,955	$—	$438,955	$58,296	$447,931

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

(a)	Other includes reporting units that do not meet the quantitative thresholds of SFAS 131 and also do not meet the majority of the SFAS 131 aggregation criteria to be included in the Company’s reportable operating segments.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three months ended
	March 31,	March 31,
	2009	2008
Earnings before taxes	$35,033	$48,367
Amortization	2,683	2,405
Interest expense	5,241	5,849
Other charges (income), net	9,360	1,675

Segment profit	$52,317	$58,296

Included in other charges (income), net during the three months ended March 31, 2009, are $8.4 million of restructuring charges of which $3.2 million, $1.0 million, $3.4 million, $0.3 million, $0.2 million and $0.3 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively. The cumulative amount of restructuring charges recognized in other charges (income), net under the program totaled $14.8 as of March 31, 2009, of which $4.5 million, $1.3 million, $7.5 million, $0.4 million, $0.7 million and $0.4 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.
12. CONTINGENCIES
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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
Results of Operations — Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008 (amounts in thousands).

	Three months ended March 31,
	2009		2008
	(unaudited)%		(unaudited)%
Net sales	$374,079	100.0	$438,955	100.0
Cost of sales	186,157	49.8	217,803	49.6

Gross profit	187,922	50.2	221,152	50.4
Research and development	21,570	5.8	24,254	5.5
Selling, general and administrative	114,035	30.5	138,602	31.6
Amortization	2,683	0.7	2,405	0.6
Interest expense	5,241	1.4	5,849	1.3
Other charges (income), net (a)	9,360	2.4	1,675	0.4

Earnings before taxes	35,033	9.4	48,367	11.0
Provision for taxes (b)	1,154	0.3	10,088	2.3

Net earnings	$33,879	9.1	$38,279	8.7

(a)	Includes an $8.4 million restructuring charge which primarily related to severance and lease termination costs during the three months ended March 31, 2009.

(b)	Discrete tax items for the three months ended March 31, 2009 included a net tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. The discrete tax item for the three months ended March 31, 2008 included a tax benefit of $2.5 million related to favorable withholding tax law changes in China.
Net sales
Net sales were $374.1 million for the three months ended March 31, 2009, compared to $439.0 million for the corresponding period in 2008. This represents a decrease in U.S. dollars of 15% for the three months ended March 31, 2009. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 8% for the three months ended March 31, 2009.
During the three months ended March 31, 2009, global economic conditions were difficult and resulted in a decline in local currency sales in most geographies versus the prior year comparable quarter. Our net sales by geographic destination in local currencies decreased 11% in the Americas and 10% in Europe and increased 1% in Asia/Rest of World. A discussion of sales by operating segment is included below. Our future sales in local currencies will continue to be adversely affected by the weak global economic conditions. It remains difficult to predict the extent to which our results will be affected in this uncertain environment.
As described in Note 16 to our consolidated financial statements for the year ending December 31, 2008, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased by 17% in U.S. dollars during the three months ended March 31, 2009 compared to the corresponding prior period and by 11% in local currencies. Service revenue (including spare parts) decreased by 7% in U.S. dollars during the three months ended March 31, 2009 compared to the corresponding period in 2008 and increased by 3% in local currencies.
Net sales for our laboratory-related products decreased 9% in local currencies during the three months ended March 31, 2009, principally driven by declining sales in laboratory balances, analytical instruments and process analytics in Europe and the Americas.
Net sales of our industrial-related products decreased 8% in local currencies for the three months ended March 31, 2009. We experienced a significant decline in sales of our core-industrial products across most geographies, offset in part by increased sales in our transportation and logistics products related to favorable project activity and increases of product inspection sales in Europe and China.
In our food retailing markets, net sales decreased 4% in local currencies during the three months ended March 31, 2009 primarily due to decreased sales in the U.S. and Europe, offset in part by modest growth in China.
Gross profit
Gross profit as a percentage of net sales was 50.2% for the three months ended March 31, 2009, compared to 50.4% for the corresponding period in 2008.
Gross profit as a percentage of net sales for products was 54.3% for the three months ended March 31, 2009, compared to 55.0% for the corresponding period in 2008.
Gross profit as a percentage of net sales for services (including spare parts) was 38.5% for the three months ended March 31, 2009, compared to 35.3% for the corresponding period in 2008.
The decrease in gross profit reflects our decreased sales volume in excess of our reduced production costs. The gross profit as a percentage of net sales was partially offset by favorable currency relating to the strengthening of the U.S. dollar compared to the corresponding period in 2008, as well as increased pricing and lower material costs.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.8% for the three months ended March 31, 2009 compared to 5.5% for the corresponding period in 2008. Research and development expenses decreased 6%, in local currencies, during the three months ended March 31, 2009, compared to the corresponding period in 2008 relating to reduced project activity and the impact of our cost reduction programs.
Selling, general and administrative expenses as a percentage of net sales were 30.5% for the three months ended March 31, 2009, compared to 31.6% for the corresponding period in 2008. Selling, general and administrative expenses decreased 11%, in local currencies, during the three months ended March 31, 2009, compared to the corresponding periods in 2008. The decrease is primarily due to reduced performance-related compensation (bonus and commission) costs and benefits from our cost reduction activities. These items were partially offset by expenses incurred in connection with Blue Ocean, our multi-year information technology investment. The three months ended March 31, 2008 included costs associated with product launches and severance expense, partially offset by a gain associated with an asset sale.
Interest expense, other charges (income), net, and taxes
Interest expense was $5.2 million for the three months ended March 31, 2009 compared to $5.8 million for the corresponding period in 2008. The decrease is due primarily to lower average borrowing rates in 2009.
Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items. The increase in other charges (income), net of $7.7 million compared to the prior year is primarily due to restructuring charges of $8.4 million related to our global cost reduction program (as further described below), partially offset by favorable foreign currency fluctuations.
During the fourth quarter of 2008, we initiated a global cost reduction program. During the first quarter of 2009, we revised the program to include further cost reductions. Charges under the program primarily comprise severance costs and are expected to be approximately $40 million. Through March 31, 2009 total charges recognized were $14.8 million, $8.4 million of which was recorded during the first quarter of 2009. Under the program, our workforce (including employees and temporary personnel) will be reduced by approximately 1,000. The program is expected to be substantially completed by the end of 2009. As a result of the reduction in workforce, we anticipate personnel costs will be reduced by approximately $50 million on an annual basis.
See Note 10 to the interim consolidated financial statements for a summary of restructuring activity for the three months ended March 31, 2009.
The provision for taxes is based upon our projected annual effective tax rate of 27% and 26% for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, we recorded a discrete net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 3% for the three months ended March 31, 2009.
We recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China during the first quarter of 2008. The impact of this item decreased the effective tax rate to 21% for the three months ended March 31, 2008.

Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 16 to our consolidated financial statements for the year ending December 31, 2008.
U.S. Operations (amounts in thousands)

	Three months ended March 31
	2009	2008	%1)
Total net sales	$134,207	$151,920	-12%
Net sales to external customers	$123,387	$139,613	-12%
Segment profit	$19,723	$20,424	-3%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
Total net sales and net sales to external customers for the three months ended March 31, 2009 decreased compared to the corresponding period in 2008, reflecting declines across most product categories related to the global economic slowdown, particularly core-industrial products. We expect net sales will continue to be adversely affected by weak global economic conditions during 2009.
Segment profit decreased $0.7 million for the three months ended March 31, 2009 compared to the corresponding period in 2008. The decrease in segment profit was primarily due to decreases in sales volume, offset in part by a $1.8 million gain from the receipt of a previously reserved receivable and benefits from our cost containment efforts.
Swiss Operations (amounts in thousands)

	Three months ended March 31
	2009	2008	%1)
Total net sales	$83,030	$108,794	-24%
Net sales to external customers	$22,811	$31,221	-27%
Segment profit	$12,959	$21,085	-39%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
Total net sales decreased by 18% in local currency for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. Net sales in local currency to external customers decreased 21% for the three-month period ended March 31, 2009 compared to the corresponding period in 2008. The decrease in sales to external customers reflects declines across most product categories related to the global economic slowdown, especially laboratory balances, analytical instruments and core-industrial products. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during 2009.
Segment profit decreased $8.1 million for the three months ended March 31, 2009 compared to the corresponding period in 2008. The decrease in segment profit in 2009 is primarily due to decreased sales volume and unfavorable currency translation fluctuations partially offset by benefits from our cost containment efforts.

Western European Operations (amounts in thousands)

	Three months ended March 31
	2009	2008	%1)
Total net sales	$144,268	$177,847	-19%
Net sales to external customers	$127,637	$157,457	-19%
Segment profit	$12,617	$11,886	6%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
Total net sales and net sales to external customers decreased 4% in local currency for the three months ended March 31, 2009 compared to the corresponding period in 2008. The decrease is primarily due to reduced sales in our core-industrial and laboratory-related products, offset in part by an increase in our product inspection products. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during 2009.
Segment profit increased $0.7 million for the three months ended March 31, 2009 compared to the corresponding period in 2008. The increase in segment profit resulted primarily from favorable currency translation fluctuations and benefits from our cost containment efforts. In addition, our Western European operations incurred severance expense of $2.4 million during the first three months of 2008. These items were partially offset by decreased sales volume related to the global economic slowdown.
Chinese Operations (amounts in thousands)

	Three months ended March 31
	2009	2008	%1)
Total net sales	$59,133	$64,277	-8%
Net sales to external customers	$44,391	$42,105	5%
Segment profit	$10,255	$12,941	-21%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
Total net sales decreased 12% in local currency for the three months ended March 31, 2009 compared to the corresponding period in 2008. Net sales in local currency to external customers increased 1% for the three-month period compared to the corresponding period in 2008. These fluctuations were due primarily to sales growth in our laboratory and product inspection products, offset largely by a decrease in core-industrial products. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during 2009.
Segment profit decreased $2.7 million for the three months ended March 31, 2009 compared to the corresponding period in 2008. The decrease in segment profit is primarily due to reduced inter-segment sales and increased inter-segment royalty expenses from our U.S. Operations.

Other (amounts in thousands)

	Three months ended March 31
	2009	2008	%1)
Total net sales	$56,379	$69,384	-19%
Net sales to external customers	$55,853	$68,559	-19%
Segment profit	$3,204	$4,509	-29%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
Total net sales and net sales to external customers decreased 7% in local currency for the three months ended March 31, 2009 compared to the corresponding period in 2008. This performance primarily reflects decreased sales in our Eastern European markets and Canada. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during 2009.
Segment profit decreased $1.3 million for the three months ended March 31, 2009 compared to the corresponding period in 2008. Segment profit decreased during the three months ended March 31, 2009 primarily due to the decline in sales, especially in our Eastern European operations.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our liquidity needs arise primarily from working capital requirements, capital expenditures and acquisitions. Our ability to generate cash flows may be reduced due to the global economic slowdown. In light of the economic downturn and instability in the financial markets, we have taken a more conservative posture towards the utilization of our cash flow and capital structure. This includes suspending our share repurchase program during the fourth quarter of 2008. We presently cannot estimate what purchases may be made in 2009, if any.
Cash provided by operating activities totaled $34.9 million in the three months ended March 31, 2009, compared to $8.2 million in the corresponding period in 2008. The increase in 2009 resulted principally from decreased incentive payments of $15.4 million related to 2008 performance-related compensation incentives (bonus payments) and reduced accounts receivable and inventory balances, offset in part by lower net earnings of $4.4 million.
Cash flows from investing activities during the three months ended March 31, 2008 included $12.5 million of proceeds from the sale of a Swiss property.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $12.5 million for the three months ended March 31, 2009 compared to $7.4 million in the corresponding period in 2008. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change. Our first quarter 2009 capital expenditures included approximately $7.3 million of investments related to our Blue Ocean multi-year program of information technology investment. We expect that our annual capital expenditures will remain in the range of $50 to $60 million until Blue Ocean is completed. These amounts may change based upon fluctuations in currency exchange rates.

Senior Notes and Credit Facility Agreement
Our short-term borrowings and long-term debt consisted of the following at March 31, 2009:

	March 31, 2009
		Other principal
		trading
	U.S. dollar	currencies	Total

$150m Senior notes (net of unamortized discount)	$151,331	$—	$151,331
Credit facility	279,000	25,933	304,933
Other local arrangements (long-term)	—	11,389	11,389

Total long-term debt	430,331	37,322	467,653
Other local arrangements (short-term)	—	9,700	9,700

Total debt	$430,331	$47,022	$477,353

As of March 31, 2009, we had $639.7 million of availability remaining under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
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
Share repurchase program
We have a share repurchase program. Under the program, we have been authorized to buy back up to $1.5 billion of equity shares. As of March 31, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 15.2 million shares since the inception of the program through March 31, 2009.
We suspended our share repurchase program during the fourth quarter of 2008 and as a result, we did not repurchase any shares in the three-month period ended March 31, 2009. During the three months ended March 31, 2008, we spent $95.6 million (of which $2.2 million was unsettled at March 31, 2008) on the repurchase of 954,188 shares at an average price per share of $100.17. In addition, $5.2 million was cash settled during the three-month period ended March 31, 2008 related to the settlement of a liability for shares repurchased as of December 31, 2007. We reissued 67,540 shares and 32,760 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2009 and March 31, 2008, respectively. We also reissued 6,467 shares and 16,760 shares held in treasury during the three months ended March 31, 2009 and 2008, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. In recent months, we have seen substantially higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened significantly against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.0 million to $1.4 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2009, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $5.2 million in the reported U.S. dollar value of the debt.
New Accounting Pronouncements
The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” on January 1, 2009. See Note 3 to the interim consolidated financial statements.
The Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” on January 1, 2009. See Note 4 to the interim consolidated financial statements.

Forward-Looking Statements Disclaimer
Some of the statements in this quarterly report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, the following: projected earnings and sales growth in US dollars and local currencies, strategic plans and contingency plans, potential growth opportunities or economic downturns in both developed markets and emerging markets, including China, factors influencing growth in our laboratory, industrial and food retail markets, our expectations in respect of the impact of general economic conditions on our business, our capability to respond to future changes in market conditions, impact of inflation, currency and interest rate fluctuations, our ability to maintain a leading position in our key markets, our ability to leverage our market-leading position and diverse product offering to weather an economic downturn, the effectiveness of our “Spinnaker” initiatives relating to sales and marketing, planned research and development efforts, product introductions and innovation, manufacturing capacity, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, expanding our operating margins, anticipated gross margins, anticipated customer spending patterns and levels, expected customer demand, meeting customer expectations, warranty claim levels, anticipated growth in service revenues, anticipated pricing, our ability to realize planned price increases, planned operational changes and productivity improvements, effect of changes in internal control over financial reporting, research and development expenditures, competitors’ product development, levels of competitive pressure, our future position vis-à-vis competitors, expected capital expenditures, the timing, impact, cost, benefits from and effectiveness of our cost reduction programs, future cash sources and requirements, liquidity, value of inventories, impact of long-term incentive plans, continuation of our stock repurchase program and the related impact on cash flow, expected pension and other benefits contributions and payments, expected tax treatment and assessment, impact of taxes and changes in tax benefits, the need to take additional restructuring charges, expected compliance with laws, changes in laws and regulations, impact of environmental costs, expected trading volume and value of stocks and options, impact of issuance of preferred stock, expected cost savings, impact of legal proceedings, satisfaction of contractual obligations by counterparties, timeliness of payments by our customers, the adequacy of reserves for bad debts against our accounts receivable, benefits and other effects of completed or future acquisitions.
These statements involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this quarterly report to conform them to actual results, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended March 31, 2009 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2009, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
For the three months ended March 31, 2009 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Approximate Dollar
			Shares	Value (in
			Purchased as	Thousands) of
	(a)	(b)	Part of Publicly	Shares that May Yet
	Total Number	Average	Announced	Be Purchased Under
	of Shares	Price Paid per	Plans or	the Plans or
	Purchased	Share	Programs	Programs
January 1 to January 31, 2009	—	$—	—	$416,591
February 1 to February 28, 2009	—	—	—	416,591
March 1 to March 31, 2009	—	—	—	416,591
Total	—	$—	—	$416,591
We have a share repurchase program. Under the program, we have been authorized to buy back up to $1.5 million of equity shares. As of March 31, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. We have purchased 15.2 million shares since the inception of the program, announced February 2004, through March 31, 2009.
During the fourth quarter 2008, we suspended the share repurchase program and as a result, we did not repurchase any shares in the three-month period ended March 31, 2009. During the three months ended March 31, 2008, we spent $95.6 million (of which $2.2 million was unsettled at March 31, 2008) on the repurchase of 954,188 shares at an average price per share of $100.17. In addition, $5.2 million was cash settled during the three-month periods ended March 31, 2008, related to the settlement of shares repurchased as of December 31, 2007. We reissued 67,540 shares and 32,760 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2009 and 2008, respectively. We also reissued 6,467 and 16,760 shares held in treasury during the three months ended March 31, 2009 and 2008, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders. None
Item 5. Other information. None
Item 6. Exhibits. See Exhibit Index below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: May 1, 2009	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002