Form 10-Q
period 2009-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2009-07-24
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 33,707,148 shares of Common Stock outstanding at June 30, 2009.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Interim Consolidated Financial Statements:
	Interim Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008	3
	Interim Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008	4
	Interim Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	5
	Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2009 and twelve months ended December 31, 2008	6
	Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	7
	Notes to the Interim Consolidated Financial Statements at June 30, 2009	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURE

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2009 and 2008
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2009	2008
Net sales
Products	$304,378	$400,810
Service	103,064	114,795

Total net sales	407,442	515,605
Cost of sales
Products	138,368	183,622
Service	62,840	72,972

Gross profit	206,234	259,011
Research and development	22,075	26,704
Selling, general and administrative	122,488	157,097
Amortization	2,814	2,667
Interest expense	6,760	6,028
Other charges (income), net	14,110	500

Earnings before taxes	37,987	66,015
Provision for taxes	10,256	17,164

Net earnings	$27,731	$48,851

Basic earnings per common share:
Net earnings	$0.82	$1.42
Weighted average number of common shares	33,690,179	34,471,397

Diluted earnings per common share:
Net earnings	$0.81	$1.38
Weighted average number of common and common equivalent shares	34,192,595	35,320,765
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2009 and 2008
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2009	2008
Net sales
Products	$582,288	$736,747
Service	199,233	217,813

Total net sales	781,521	954,560
Cost of sales
Products	265,393	334,790
Service	121,972	139,607

Gross profit	394,156	480,163
Research and development	43,645	50,958
Selling, general and administrative	236,523	295,699
Amortization	5,497	5,072
Interest expense	12,001	11,877
Other charges (income), net	23,470	2,175

Earnings before taxes	73,020	114,382
Provision for taxes	11,410	27,252

Net earnings	$61,610	$87,130

Basic earnings per common share:
Net earnings	$1.83	$2.50
Weighted average number of common shares	33,660,699	34,795,360

Diluted earnings per common share:
Net earnings	$1.81	$2.44
Weighted average number of common and common equivalent shares	34,094,423	35,648,993
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$119,726	$78,073
Trade accounts receivable, less allowances of $12,063 at June 30, 2009 and $11,965 at December 31, 2008	286,296	348,614
Inventories	157,849	170,613
Current deferred tax assets, net	37,760	35,756
Other current assets and prepaid expenses	41,964	37,809

Total current assets	643,595	670,865
Property, plant and equipment, net	290,908	285,008
Goodwill	430,229	424,426
Other intangible assets, net	95,019	96,295
Non-current deferred tax assets, net	91,313	92,958
Other non-current assets	106,545	94,504

Total assets	$1,657,609	$1,664,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$84,553	$111,442
Accrued and other liabilities	87,389	81,118
Accrued compensation and related items	79,168	115,430
Deferred revenue and customer prepayments	70,354	51,665
Taxes payable	49,431	44,507
Current deferred tax liabilities	8,069	8,218
Short-term borrowings	6,006	12,492

Total current liabilities	384,970	424,872
Long-term debt	398,464	441,588
Non-current deferred tax liabilities	110,189	111,048
Other non-current liabilities	172,698	183,301

Total liabilities	1,066,321	1,160,809

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 33,707,148 and 33,595,303 shares at June 30, 2009 and December 31, 2008, respectively	448	448
Additional paid-in capital	565,993	559,772
Treasury stock at cost (11,078,863 shares at June 30, 2009 and 11,190,708 shares at December 31, 2008)	(865,629)	(873,601)
Retained earnings	907,040	848,489
Accumulated other comprehensive (loss) income	(16,564)	(31,861)

Total shareholders’ equity	591,288	503,247

Total liabilities and shareholders’ equity	$1,657,609	$1,664,056

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Six months ended June 30, 2009 and twelve months ended December 31, 2008
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	172,248	—	—	12,138	(6,910)	—	5,228
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(2,232,188)	—	—	(224,495)	—	—	(224,495)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,696	—	—	—	2,696
Share-based compensation	—	—	8,698	—	—	—	8,698
Adoption of SFAS 158 measurement date provision, net of tax	—	—	—	—	33	(107)	(74)
Comprehensive income:
Net earnings	—	—	—	—	202,778	—	202,778
Unrealized gain (loss) on cash flow hedging arrangements, net of tax	—	—	—	—	—	(2,593)	(2,593)
Change in currency translation adjustment	—	—	—	—	—	(23,242)	(23,242)
Pension adjustment, net of tax	—	—	—	—	—	(48,536)	(48,536)

Comprehensive income	—	—	—	—	—	—	128,407

Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	105,378	—	—	7,511	(2,902)	—	4,609
Other treasury stock issuances	6,467	—	—	461	(157)	—	304
Tax benefit resulting from exercise of certain employee stock options	—	—	689	—	—	—	689
Share-based compensation	—	—	5,532	—	—	—	5,532
Comprehensive income:
Net earnings	—	—	—	—	61,610	—	61,610
Unrealized gain (loss) on cash flow hedging arrangements, net of tax	—	—	—	—	—	5,851	5,851
Change in currency translation adjustment	—	—	—	—	—	5,926	5,926
Pension adjustment, net of tax	—	—	—	—	—	3,520	3,520

Comprehensive income (a)	—	—	—	—	—	—	76,907

Balance at June 30, 2009	33,707,148	$448	$565,993	$(865,629)	$907,040	$(16,564)	$591,288

(a)	Total comprehensive income for the three months ended June 30, 2009 and 2008 was $66,100 and $43,592, respectively and $111,465 for the six months ended June 30, 2008.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2009 and 2008
(In thousands)
(unaudited)

	June 30,	June 30,
	2009	2008

Cash flows from operating activities:
Net earnings	$61,610	$87,130
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,353	14,994
Amortization	5,497	5,072
Deferred taxes	(10,797)	(6,255)
Excess tax benefits from share-based payment arrangements	(202)	(679)
Gain from sale of property, plant and equipment	(25)	(2,703)
Share-based compensation	5,532	5,073
Other	340	(377)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	57,613	19,730
Inventories	12,610	(21,175)
Other current assets	(3,865)	(7,314)
Trade accounts payable	(25,920)	(24,739)
Taxes payable	5,497	20,035
Accruals and other	(13,349)	(4,761)

Net cash provided by operating activities	108,894	84,031

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,917	12,648
Purchase of property, plant and equipment	(24,020)	(20,210)
Acquisitions	(170)	(304)

Net cash used in investing activities	(22,273)	(7,866)

Cash flows from financing activities:
Proceeds from borrowings	167,905	169,135
Repayments of borrowings	(217,333)	(93,972)
Debt issuance costs	(602)	—
Debt extinguishment costs	(1,301)	—
Proceeds from stock option exercises	4,609	2,455
Repurchases of common stock	—	(156,225)
Excess tax benefits from share-based payment arrangements	202	679
Other financing activities	(1,078)	758

Net cash used in financing activities	(47,598)	(77,170)

Effect of exchange rate changes on cash and cash equivalents	2,630	5,307

Net increase in cash and cash equivalents	41,653	4,302

Cash and cash equivalents:
Beginning of period	78,073	81,222

End of period	$119,726	$85,524

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its majority owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
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
At June 30, 2009 — Unaudited (Continued)
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
Inventories
     Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of inventory are made for excess and obsolete items based on usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
     Inventory consisted of the following:

	June 30,	December 31,
	2009	2008

Raw materials and parts	$73,339	$77,282
Work-in-progress	26,489	32,403
Finished goods	58,021	60,928

	$157,849	$170,613

Other Intangible Assets
     Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with SFAS No. 141(R) “Business Combinations” and the continued accounting for previously recognized intangible assets and goodwill in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consisted of the following:

	June 30, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$73,840	$(14,489)	$73,772	$(13,476)
Proven technology and patents	33,789	(21,590)	32,989	(20,452)
Tradename (finite life)	1,876	(841)	1,803	(775)
Tradename (indefinite life)	22,434	—	22,434	—

	$131,939	$(36,920)	$130,998	$(34,703)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.7 million for 2009, $4.8 million for 2010, $4.5 million for 2011, $4.2 million for 2012 and $2.8 million for 2013. The Company recognized amortization expense associated with the above intangible assets of $2.3 million and $2.4 million for the six months ended June 30, 2009 and 2008, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $3.2 million and $2.7 million for the six months ended June 30, 2009 and 2008, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
including regulatory compliance qualification, calibration, certification and preventative maintenance on a customer’s pre-defined equipment over the contract period. Service contracts are separately priced and payment is typically received from the customer at the beginning of the contract period.
Warranty
     The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure.
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	June 30,	June 30,
	2009	2008
Balance at beginning of period	$12,822	$12,949
Accruals for warranties	8,888	8,233
Foreign currency translation	6	769
Payments / utilizations	(8,053)	(8,490)

Balance at end of period	$13,663	$13,461

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
Share-Based Compensation
     The Company records share-based compensation pursuant to SFAS No. 123R and Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payments”. The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $2.6 million and $5.5 million of share-based compensation expense for the three and six months ended June 30, 2009, respectively, compared to $2.6 million and $5.1 million for the corresponding periods in 2008.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     During the first quarter 2008, the Company granted 213,850 performance based options, with a grant-date fair value of $32.20. Compensation expense is recognized over the five year vesting provisions based upon the probability of the performance condition being met.
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
Subsequent Events
     In accordance with SFAS No.165, “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events for recognition and disclosure through July 23, 2009. The evaluation resulted in no impact to the interim consolidated financial statements.
3. FINANCIAL INSTRUMENTS
     On January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of SFAS No. 133, which requires enhanced disclosure of a Company’s objectives and strategies for using derivative instruments and the impact of those derivative instruments on a Company’s operations, financial position and cash flows. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As more fully described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The Company also enters into certain foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. For a discussion on the fair value of financial instruments, see Note 4 to the interim consolidated financial statements.
     Cash Flow Hedges
     The Company has two interest rate swap agreements, designated as cash flow hedges. The first agreement changes the floating rate interest payments associated with $150 million outstanding under the Company’s credit facility to a fixed obligation. The second agreement, entered into in April 2009, is a forward-starting swap which changes the floating rate interest payments associated with $200 million in forecasted borrowings under the Company’s credit facility to a fixed obligation. Additionally, in March 2009, the Company entered into a foreign currency forward contract (with a notional amount of $25.3 million), designated as a cash flow hedge, to hedge forecasted intercompany sales denominated in U.S. dollars with its foreign businesses. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive (loss) income, net of tax and reclassifies these amounts into earnings in the period in which the transaction affects earnings. Gains or losses on the derivatives representing hedge ineffectiveness, if any, are recognized in current earnings. Through June 30, 2009, no hedge ineffectiveness has occurred in relation to these cash flow hedges.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The fair value of these derivative instruments as of June 30, 2009 is as follows:

	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap agreement	Other non-current liabilities	$3,586
Interest rate forward-starting swap agreement	Other non-current assets	$5,487
Foreign currency forward contract	Other non-current assets	$3,437

     The effects of these derivative instruments on the consolidated statement of operations before taxes for the three and six month periods ending June 30, 2009 is as follows:

	Location of	Three-month period ended June 30, 2009		Six-month period ended June 30, 2009
	Derivative		Gain/(Loss)		Gain/(Loss)
	Gain/(Loss)	Derivative	Reclassified from	Derivative	Reclassified from
	Recognized in	Gain/(Loss)	AOCI into Earnings	Gain/(Loss)	AOCI into Earnings
	Earnings	Recognized in OCI	(Effective Portion)	Recognized in OCI	(Effective Portion)
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	Interest expense	$6,074	($831)	$6,154	($1,664)
Foreign currency forward contract	Net sales	$2,743	$327	$3,437	$327
     A net after tax derivative charge of $0.2 million based upon interest rates and foreign currency exchange rates at June 30, 2009 is expected to be recognized in earnings in the next twelve months.
     Fair Value Hedges and Other Derivatives
     The Company has a $30 million interest rate swap agreement, designated as a fair value hedge, in connection with its 4.85% $75 million seven-year Senior Notes. Under the swap the Company will receive a fixed rate of 4.85% (i.e. the same rate as the 4.85% Senior Notes) and will pay interest at a rate of LIBOR plus 0.22%. The Company records the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item in earnings under interest expense.
     The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), these contracts are considered “derivatives not designated as hedging instruments” and are categorized as “other derivatives” in the table below. Gains or losses on these instruments are reported in current earnings. At June 30, 2009, these contracts had a notional value of $90.3 million.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The fair value of these derivative instruments and their effects on the consolidated balance sheet and consolidated statement of operations before taxes as of and for the three and six month periods ending June 30, 2009 are as follows:

				Derivative
			Location of	Gain/(Loss)
			Derivative	Recognized in	Derivative Gain/(Loss)
			Gain/(Loss)	Earnings for the	Recognized in Earnings
	Balance Sheet		Recognized in	three-months ended	for the six-months ended
	Location	Fair Value	Earnings	June 30	June 30
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swap agreement	Other non-current assets	$1,116	Interest expense	($273)	($411)
Derivatives not designated as hedging instruments:
Other derivatives:
Foreign currency forward contracts — liabilities	Accrued and other liabilities	$507
Foreign currency forward contracts — assets	Other current assets	$552	Other charges (income), net	$1,359	($432)
4. FAIR VALUE MEASUREMENTS
     On January 1, 2008, the Company adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), except as it relates to nonfinancial assets, including goodwill, other intangible assets, long-lived assets (for purposes of impairment analysis) and asset retirement obligations which, pursuant to FSP 157-2, were adopted on January 1, 2009. The Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FAS 107-1”) in the second quarter of 2009.
     SFAS 157 clarifies how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, a framework for measuring fair value and expanding disclosures about fair value measurements. FAS 107-1 requires certain interim disclosures of the fair value of all financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. The adoption of SFAS 157 and FAS 107-1 did not have a material impact on the Company’s consolidated results of operations or financial position.
     At June 30, 2009 and December 31, 2008, the Company had derivative assets totaling $10.6 million and $3.4 million, respectively and derivative liabilities totaling $4.1 million and $6.2 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the three and six month periods ended June 30, 2009 and the twelve month period ended December 31, 2008.
     At June 30, 2009 and December 31, 2008, the Company had $9.1 million and $12.3 million of cash equivalents, respectively, the fair value of which is determined through corroborated prices in active markets. The fair value of cash equivalents approximates cost.
     The difference between the fair value and carrying value of the Company’s long-term debt is not material.
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
     The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008:

	June 30, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$3,989	$—	$3,989	$—	$1,922	$—	$1,922	$—
Interest rate swap agreements	6,603	—	6,603	—	1,527	—	1,527	—
Cash equivalents	9,052	—	9,052	—	12,251	—	12,251	—

Total	$19,644	$—	$19,644	$—	$15,700	$—	$15,700	$—

Liabilities:
Foreign currency forward contracts	$507	$—	$507	$—	$1,926	$—	$1,926	$—
Interest rate swap agreement	3,586	—	3,586	—	4,253	—	4,253	—

Total	$4,093	$—	$4,093	$—	$6,179	$—	$6,179	$—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
5. INCOME TAXES
     The provision for taxes is based upon the Company’s projected annual effective rate of 27% for the three and six month periods ended June 30, 2009.
     During the first quarter of 2009, the Company recorded a discrete tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 16% for the six month period ended June 30, 2009.
     During the first quarter of 2008, the Company recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China. The net impact of this item decreased the effective tax rate to 24% for the six month period ended June 30, 2008.
6. DEBT
     Our short-term borrowings and long-term debt consisted of the following at June 30, 2009:

	June 30, 2009
		Other principal
		trading
	U.S. dollar	currencies	Total

4.85% $75m senior notes (net of unamortized discount)	$76,238	$—	$76,238
6.30% $100m senior notes	100,000	—	100,000
Credit facility	205,324	4,908	210,232
Other local arrangements (long-term)	—	11,994	11,994

Total long-term debt	381,562	16,902	398,464
Other local arrangements (short-term)	—	6,006	6,006

Total debt	$381,562	$22,908	$404,470

     As of June 30, 2009, approximately $734.4 million was available under the credit facility.
     Tender Offer
     On May 6, 2009, the Company commenced a cash tender offer to purchase any and all of its outstanding 4.85% Senior Notes (“4.85% Senior Notes”) due November 15, 2010. The tender offer, which expired May 12, 2009, resulted in the repurchase of $75 million of the principal balance of the 4.85% Senior Notes. In connection with the tender, the Company recorded a charge of $1.5 million which included a premium of $0.9 million, unamortized discount and debt issuance fees of $0.2 million and certain third party costs of $0.4 million. The loss was recorded in interest expense in the consolidated statement of operations.
     Issuance of 6.30% Senior Notes
     On June 25, 2009, the Company issued and sold, in a private placement, $100 million aggregate principal amount of its 6.30% Series 2009-A Senior Notes due June 25, 2015 (“6.30% Senior Notes”) under a Note Purchase Agreement among the Company and the accredited

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
institutional investors named therein (the “Agreement”). The 6.30% Senior Notes are senior unsecured obligations of the Company.
     The 6.30% Senior Notes bear interest at a fixed rate of 6.30% and mature on June 25, 2015. Interest is payable semi-annually in June and December. The Company may at any time prepay the 6.30% Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control (as defined in the Agreement) of the Company, the Company may be required to offer to prepay the 6.30% Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
     The agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The agreement also requires the Company to maintain a consolidated interest coverage ratio of more than 3.5 to 1.0 and a consolidated leverage ratio of less than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable.
     Under the terms of the offering, the Company may sell additional Senior Notes at its discretion in an aggregate amount not to exceed $600 million. Such additional Senior Notes would rank equally with the Company’s unsecured indebtedness.
     Issuance costs approximating $0.6 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
7. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $1.5 billion of equity shares. As of June 30, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 15.2 million shares since the inception of the program through June 30, 2009.
     During the fourth quarter 2008, the Company suspended the share repurchase program and as a result, the Company did not repurchase any shares during the six month period ended June 30, 2009. During the six months ended June 30, 2008, the Company spent $153.9 million (of which $2.9 million was unsettled at June 30, 2008) on the repurchase of 1,539,588 shares at an average price of $99.94. In addition, $5.2 million was cash settled during the six month period ended June 30, 2008 related to the settlement of a liability for shares repurchased as of December 31, 2007. The Company reissued 105,378 shares and 65,760 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2009 and 2008, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The Company also reissued 6,467 shares and 16,760 shares held in treasury during the six months ended June 30, 2009 and 2008, respectively, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
8. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, solely relating to outstanding stock options and restricted stock units:

	2009	2008
Three months ended	502,416	849,368
Six months ended	433,724	853,633
     Outstanding options and restricted stock units to purchase 1,146,315 and 452,090 shares of common stock for the three month periods ended June 30, 2009 and 2008, respectively, and options and restricted stock units to purchase 1,269,456 and 451,120 shares of common stock for the six month periods ended June 30, 2009 and 2008, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
9. NET PERIODIC BENEFIT COST
     Net periodic pension cost for the Company's defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost, net	$46	$183	$3,980	$4,446	$95	$109
Interest cost on projected benefit obligations	1,696	1,634	5,301	6,242	280	323
Expected return on plan assets	(1,710)	(2,233)	(6,612)	(8,437)	—	—
Net amortization and deferral	—	—	(242)	—	(239)	(239)
Recognition of actuarial losses (gains)	1,165	198	170	80	(82)	—
Recognition of settlement/curtailment losses, net	—	—	101	—	—	—

Net periodic pension cost (benefit)	$1,197	$(218)	$2,698	$2,331	$54	$193

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost, net	$92	$366	$7,837	$8,709	$190	$218
Interest cost on projected benefit obligations	3,392	3,268	10,419	12,266	560	646
Expected return on plan assets	(3,420)	(4,466)	(12,957)	(16,588)	—	—
Net amortization and deferral	—	—	(479)	—	(478)	(478)
Recognition of actuarial losses (gains)	2,330	396	360	161	(164)	—
Recognition of settlement/curtailment losses, net	—	—	101	—	—	—

Net periodic pension cost (benefit)	$2,394	$(436)	$5,281	$4,548	$108	$386

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
     During the fourth quarter of 2008, the Company initiated a global cost reduction program. During the first quarter of 2009, the Company revised the program to include further cost reductions. Charges under the program primarily comprise severance costs and are expected to be approximately $40 million. Through June 30, 2009 total charges recognized were $28.7 million, of which $8.4 million and $13.9 million was recognized during the first and second quarters of 2009, respectively, the remainder of which was recognized in the fourth quarter of 2008. Under the program, the Company’s workforce (including employees and temporary personnel) will be reduced by approximately 1,000. The program is expected to be substantially completed by the end of 2009. As a result of the reduction in workforce, the Company anticipates personnel costs will be reduced by approximately $65 million on an annual basis.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     A rollforward for the Company’s accrual for restructuring activities for the six months ended June 30, 2009 is as follows:

	Employee	Lease
	Related	Termination	Other	Total
Balance at December 31, 2008	$5,991	$—	$—	$5,991
Restructuring charges	19,464	2,488	382	22,334
Non-cash restructuring charges	—	—	(149)	(149)
Cash payments	(12,293)	(1,791)	(228)	(14,312)
Impact of foreign currency	492	—	—	492

Balance at June 30, 2009	$13,654	$697	$5	$14,356

11. SEGMENT REPORTING
     As disclosed in Note 16 to the Company’s consolidated financial statements for the year ending December 31, 2008, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
     The Company evaluates segment performance based on Segment Profit (gross profit less research and development, selling, general and administrative expenses, before amortization, interest expense and other charges (income), net and taxes). The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2009	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$135,799	$10,245	$146,044	$25,475	$309,071
Swiss Operations	23,878	65,516	89,394	18,620	17,860
Western European Operations	132,854	16,476	149,330	13,274	90,449
Chinese Operations	55,438	15,857	71,295	15,189	648
Other (a)	59,473	607	60,080	3,733	12,201
Eliminations and Corporate (b)	—	(108,701)	(108,701)	(14,620)	—

Total	$407,442	$—	$407,442	$61,671	$430,229

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2009	Customers	Segments	Sales	Profit
U.S. Operations	$259,186	$21,065	$280,251	$45,198
Swiss Operations	46,689	125,735	172,424	31,579
Western European Operations	260,491	33,107	293,598	25,891
Chinese Operations	99,829	30,599	130,428	25,444
Other (a)	115,326	1,133	116,459	6,937
Eliminations and Corporate (b)	—	(211,639)	(211,639)	(21,061)

Total	$781,521	$—	$781,521	$113,988

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2008	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$162,769	$15,603	$178,372	$30,946	$309,441
Swiss Operations	31,799	85,245	117,044	19,677	17,978
Western European Operations	183,510	22,387	205,897	18,465	105,085
Chinese Operations	57,616	24,961	82,577	15,538	644
Other (a)	79,911	1,182	81,093	6,729	12,591
Eliminations and Corporate (b)	—	(149,378)	(149,378)	(16,145)	—

Total	$515,605	$—	$515,605	$75,210	$445,739

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2008	Customers	Segments	Sales	Profit
U.S. Operations	$302,381	$27,911	$330,292	$51,370
Swiss Operations	63,020	162,817	225,837	40,762
Western European Operations	340,967	42,777	383,744	30,351
Chinese Operations	99,721	47,133	146,854	28,479
Other (a)	148,471	2,007	150,478	11,238
Eliminations and Corporate (b)	—	(282,645)	(282,645)	(28,694)

Total	$954,560	$—	$954,560	$133,506

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
     A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008

Earnings before taxes	$37,987	$66,015	$73,020	$114,382
Amortization	2,814	2,667	5,497	5,072
Interest expense	6,760	6,028	12,001	11,877
Other charges (income), net	14,110	500	23,470	2,175

Segment profit	$61,671	$75,210	$113,988	$133,506

     Included in other charges (income), net during the three months ended June 30, 2009, are $13.9 million of restructuring charges, of which $2.7 million, $0.9 million, $7.6 million, $0.3 million, $2.1 million and $0.3 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively. Other charges (income), net for the six month period ended June 30, 2009, included $22.3 million of restructuring charges, of which $5.9 million, $1.9 million, $11.0 million, $0.6 million, $2.3 million and $0.6 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively. The cumulative amount of restructuring charges recognized in other charges (income), net under the program totaled $28.7 as of June 30, 2009, of which $7.2 million, $2.2 million, $15.1 million, $0.7

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
million, $2.8 million and $0.7 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.
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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
Results of Operations — Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2009		2008		2009		2008
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%

Net sales	$407,442	100.0	$515,605	100.0	$781,521	100.0	$954,560	100.0
Cost of sales	201,208	49.4	256,594	49.8	387,365	49.6	474,397	49.7

Gross profit	206,234	50.6	259,011	50.2	394,156	50.4	480,163	50.3
Research and development	22,075	5.4	26,704	5.2	43,645	5.6	50,958	5.3
Selling, general and administrative	122,488	30.1	157,097	30.5	236,523	30.3	295,699	31.0
Amortization	2,814	0.7	2,667	0.5	5,497	0.7	5,072	0.5
Interest expense	6,760	1.6	6,028	1.1	12,001	1.4	11,877	1.3
Other charges (income), net (a)	14,110	3.5	500	0.1	23,470	3.0	2,175	0.2

Earnings before taxes	37,987	9.3	66,015	12.8	73,020	9.4	114,382	12.0
Provision for taxes (b)	10,256	2.5	17,164	3.3	11,410	1.5	27,252	2.9

Net earnings	$27,731	6.8	$48,851	9.5	$61,610	7.9	$87,130	9.1

(a)	The three and six months ended June 30, 2009 include $13.9 million and $22.3 million of restructuring charges, respectively, primarily related to severance and lease termination costs.

(b)	Discrete tax items for the six months ended June 30, 2009 include a net tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. The discrete tax items for the six months ended June 30, 2008 include a tax benefit of $2.5 million related to favorable withholding tax law changes in China.
     Net sales
     Net sales were $407.4 million and $781.5 million for the three and six months ended June 30, 2009, respectively, compared to $515.6 million and $954.6 million for the corresponding periods in 2008. This represents a decrease in U.S. dollars of 21% and 18%, respectively, for the three and six months ended June 30, 2009. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 14% and 11%, respectively, for the three and six months ended June 30, 2009.

     During the three and six months ended June 30, 2009, global economic conditions were difficult and resulted in a decline in local currency sales in most geographies versus prior year comparable periods. Our net sales by geographic destination in local currencies decreased during the three and six months ended June 30, 2009 by 15% and 13% in the Americas, by 18% and 14% in Europe and by 6% and 3% in Asia/Rest of World. A discussion of sales by operating segment is included below. Our future sales in local currencies will continue to be adversely affected by the weak global economic conditions. It remains difficult to predict the extent to which our future results will be adversely affected in this uncertain environment.
     As described in Note 16 to our consolidated financial statements for the year ending December 31, 2008, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
     Net sales of products decreased in U.S. dollars by 24% and 21% during the three and six months ended June 30, 2009, respectively, and in local currencies by 19% and 15%, respectively, compared to the corresponding prior periods. Service revenue (including spare parts) decreased in U.S. dollars by 10% and 9% during the three and six months ended June 30, 2009, respectively, and in local currencies decreased 2% and was flat for the three and six months ended June 30, 2009, respectively, compared to corresponding prior periods.
     Net sales for our laboratory-related products decreased 11% and 10% in local currencies during the three and six months ended June 30, 2009, respectively, principally driven by a sales decline in analytical instruments, laboratory balances and process analytics in Europe and the Americas.
     Net sales of our industrial-related products decreased 16% and 12% in local currencies for the three and six months ended June 30, 2009, respectively. We experienced a significant decline in sales of our core-industrial products across most geographies. We also experienced a significant decline in transportation and logistic sales for the three months ended June 30, 2009 which is partly related to strong project activity in the prior year comparable period. The declines were partially offset by increases of product inspection sales in Europe and China.
     In our food retailing markets, net sales decreased 26% and 17% in local currencies during the three and six months ended June 30, 2009, respectively, primarily due to decreased sales in the U.S. and Europe. The sales decline for the three month period June 30, 2009 was also partially related to strong project activity in the prior year comparable period.
     Gross profit
     Gross profit as a percentage of net sales was 50.6 % and 50.4% for the three and six months ended June 30, 2009, respectively, compared to 50.2% and 50.3% for the corresponding periods in 2008.
     Gross profit as a percentage of net sales for products was 54.5% and 54.4% for the three and six months ended June 30, 2009, respectively, compared to 54.0% and 54.6% for the corresponding periods in 2008.

     Gross profit as a percentage of net sales for services (including spare parts) was 39.0% and 38.8% for the three and six months ended June 30, 2009, respectively, compared to 37.2% and 35.9% for the corresponding periods in 2008.
     Our gross profit as a percentage of net sales benefited from product mix and favorable currency relating to the strengthening of the U.S. dollar compared to the corresponding periods in 2008, as well as increased pricing and lower material costs. These effects were largely offset by the negative impact of decreased sales volume in excess of our reduced production costs.
     Research and development and selling, general and administrative expenses
     Research and development expenses as a percentage of net sales were 5.4% and 5.6% for the three and six months ended June 30, 2009, respectively, compared to 5.2% and 5.3 % for the corresponding periods during 2008. Research and development expenses decreased 12% and 9%, in local currencies, during the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008 relating to reduced project activity and the impact of our cost reduction programs.
     Selling, general and administrative expenses as a percentage of net sales were 30.1% and 30.3% for the three and six months ended June 30, 2009, respectively, compared to 30.5% and 31.0% in the corresponding periods during 2008. Selling, general and administrative expenses decreased 16% and 14%, in local currencies, during the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease is primarily due to benefits from our cost reduction activities and reduced performance-related compensation (bonus and commission) costs. These items were partially offset by expenses incurred in connection with Blue Ocean, our multi-year information technology investment. Selling, general and administrative expenses, during the six months ended June 30, 2008, included costs associated with product launches and severance expense, partially offset by a gain associated with an asset sale.
     Interest expense, other charges (income), net and taxes
     Interest expense was $6.8 million and $12.0 million for the three and six months ended June 30, 2009, respectively, and $6.0 million and $11.9 million for the corresponding periods in 2008. The increase in the three month period ended June 30, 2009 relates primarily to charges incurred in connection with the tender offer of our 4.85% Senior Notes (See Note 6 for further discussion) and other financing costs totaling $1.8 million. The increase was partially offset by lower average debt balances and borrowing rates in 2009.
     Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items. The increase in other charges (income), net of $13.6 million and $21.3 million for the three and six months ended June 30, 2009, respectively, compared to the prior year periods is primarily due to restructuring charges of $13.9 million and $22.3 million, respectively, related to our global cost reduction program (as further described below).
     During the fourth quarter of 2008, we initiated a global cost reduction program. During the first quarter of 2009, we revised the program to include further cost reductions. Charges under the program primarily comprise severance costs and are expected to be approximately $40 million. Through June 30, 2009 total charges recognized were $28.7 million, of which $8.4 million and $13.9 million was recognized during the first and second quarters of 2009, respectively, the remainder of which was recognized in the fourth quarter of 2008. Under the program, our workforce (including employees and temporary personnel) will be reduced by approximately 1,000. The program is expected to be substantially completed by the end of 2009. As a result of the reduction in workforce, we anticipate personnel costs will be reduced by approximately $65 million on an annual basis. We expect total cost savings from our global cost reduction program to be approximately $100 million on an annual basis.
     See Note 10 to the interim consolidated financial statements for a summary of restructuring activity for the six months ended June 30, 2009.
     The provision for taxes is based upon our projected annual effective tax rate of 27% for the three and six months ended June 30, 2009 and 26% for the three and six months ended June 30, 2008, respectively. During the first quarter of 2009, we recorded a discrete net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 16% for the six months ended June 30, 2009.
     We recorded a discrete tax benefit of $2.5 million related to a favorable withholding tax law change in China during the first quarter of 2008. The impact of this item decreased the effective tax rate to 24% for the six months ended June 30, 2008.
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
     U.S. Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$146,044	$178,372	-18%	$280,251	$330,292	-15%
Net sales to external customers	$135,799	$162,769	-17%	$259,186	$302,381	-14%
Segment profit	$25,475	$30,946	-18%	$45,198	$51,370	-12%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales decreased 18% and 15% for the three and six months ended June 30, 2009, respectively, and net sales to external customers decreased 17% and 14% for the three and six months ended June 30, 2009, respectively, compared with the corresponding period in 2008. The decrease reflects declines across most product categories related to the global economic slowdown, particularly core-industrial products. The sales decline during the three months ended June 30, 2009 was also impacted by a significant decrease in food retailing sales. We expect our net sales will continue to be adversely affected by weak global economic conditions during the remainder of 2009.

     Segment profit decreased $5.5 million and $6.2 million for the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease in segment profit during the six months ended June 30, 2009 was primarily due to decreases in sales volume offset in part by benefits from our cost reduction efforts. We also recorded a $1.8 million gain from the receipt of a previously reserved note receivable during the six months ended June 30, 2009.
     Swiss Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$89,394	$117,044	-24%	$172,424	$225,837	-24%
Net sales to external customers	$23,878	$31,799	-25%	$46,689	$63,020	-26%
Segment profit	$18,620	$19,677	-5%	$31,579	$40,762	-23%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency decreased 18% for both the three and six month periods ended June 30, 2009, compared to the corresponding periods in 2008. Net sales to external customers in local currency decreased 19% and 20% for the same periods versus the prior year comparable periods. The decrease in sales to external customers reflects declines across most product categories related to the global economic slowdown, especially analytical instruments, core-industrial and food retailing products. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during the remainder of 2009.
     Segment profit decreased $1.1 million and $9.2 million for the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease in segment profit is primarily due to decreased sales volume and unfavorable currency translation fluctuations, partially offset by benefits from our cost reduction efforts.
     Western European Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$149,330	$205,897	-27%	$293,598	$383,744	-23%
Net sales to external customers	$132,854	$183,510	-28%	$260,491	$340,967	-24%
Segment profit	$13,274	$18,465	-28%	$25,891	$30,351	-15%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency decreased 15% and 10% for the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. Net sales to external customers in local currency decreased 16% and 10% for the same periods versus the prior year comparable periods. The decrease reflects declines across most product categories related to the global economic slowdown, particularly core-industrial products. The sales decline during the three months ended June 30, 2009 was also impacted by a significant decrease in food retailing sales. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during the remainder of 2009.

     Segment profit decreased $5.2 million and $4.5 million for the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease in segment profit resulted primarily from decreased sales volume related to the global economic slowdown, partially offset by benefits from our cost reduction efforts and favorable currency translation fluctuations. In addition, our Western European operations incurred severance expense of $2.4 million during the first quarter of 2008.
     Chinese Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$71,295	$82,577	-14%	$130,428	$146,854	-11%
Net sales to external customers	$55,438	$57,616	-4%	$99,829	$99,721	0%
Segment profit	$15,189	$15,538	-2%	$25,444	$28,479	-11%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency decreased 15% and 14% and net sales to external customers increased 6% and 3% for the three and six months ended June 30, 2009, respectively, as compared to the corresponding periods in 2008. These fluctuations were due primarily to a decrease in core-industrial products, partially offset by sales growth in our laboratory and product inspection products. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during the remainder of 2009.
     Segment profit decreased $0.3 million and $3.0 million for the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease in segment profit is primarily due to reduced inter-segment sales and increased inter-segment royalty expenses from our U.S. Operations, partially offset by benefits from our cost reduction efforts.
     Other (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$60,080	$81,093	-26%	$116,459	$150,478	-23%
Net sales to external customers	$59,473	$79,911	-26%	$115,326	$148,471	-22%
Segment profit	$3,733	$6,729	-45%	$6,937	$11,238	-38%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency decreased 18% and 13% for the three and six month periods ended June 30, 2009, respectively, compared to the corresponding periods in 2008. Net sales to external customers in local currency decreased 17% and 12% for the same periods versus the prior year comparable periods. This performance primarily reflects decreased sales in our Eastern European markets and Canada. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during the remainder of 2009.
     Segment profit decreased $3.0 million and $4.3 million for the three and six months ended June 30, 2009, respectively, compared to the corresponding periods in 2008. The decline in segment profit is primarily related to the decline in net sales, especially in our Eastern European operations.

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
     Cash provided by operating activities totaled $108.9 million during the six months ended June 30, 2009, compared to $84.0 million in the corresponding period in 2008. The increase in 2009 resulted principally from decreased incentive payments of $15.4 million related to 2008 performance-related compensation incentives (bonus payments) and reduced accounts receivable and inventory balances, offset in part by lower net earnings and cash payments of $14.3 million related to our restructuring program.
     Cash flows used in investing activities during the six months ended June 30, 2008 included $12.5 million of proceeds from the sale of a Swiss property.
     Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $24.0 million for the six months ended June 30, 2009 compared to $20.2 million in the corresponding period in 2008. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change. Our capital expenditures during the six months ended June 30, 2009 included approximately $14.3 million of investments related to our Blue Ocean multi-year program of information technology investment. We expect that our annual capital expenditures will remain in the range of $50 to $60 million until Blue Ocean is completed. These amounts may change based upon fluctuations in currency exchange rates.
     Cash flows used in financing activities during the six months ended June 30, 2009 included proceeds of $100 million from the issuance of our 6.30% Senior Notes and payments of $0.6 million of debt issuance costs. We also made payments to repurchase $75 million of our 4.85% Senior Notes and paid $1.6 million in debt extinguishment costs and other financing charges in connection with our tender offer.

     Senior Notes and Credit Facility Agreement
     Our short-term borrowings and long-term debt consisted of the following at June 30, 2009:

	June 30, 2009
		Other principal
		trading
	U.S. dollar	currencies	Total

4.85% $75m senior notes (net of unamortized discount)	$76,238	$—	$76,238
6.30% $100m senior notes	100,000	—	100,000
Credit facility	205,324	4,908	210,232
Other local arrangements (long-term)	—	11,994	11,994

Total long-term debt	381,562	16,902	398,464
Other local arrangements (short-term)	—	6,006	6,006

Total debt	$381,562	$22,908	$404,470

     As of June 30, 2009, approximately $734.4 million was available under the credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. As of June 30, 2009, the Company was in compliance with its debt covenants.
     Tender Offer
     On May 6, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.85% Senior Notes (“4.85% Senior Notes”) due November 15, 2010. The tender offer, which expired May 12, 2009, resulted in the repurchase of $75 million of the principal balance of the 4.85% Senior Notes. In connection with the tender, we recorded a charge of $1.5 million which included a premium of $0.9 million, unamortized discount and debt issuance fees of $0.2 million and certain third party costs of $0.4 million. The loss was recorded in interest expense in the consolidated statement of operations.
     Issuance of 6.30% Senior Notes
     On June 25, 2009, we issued and sold, in a private placement, $100 million aggregate principal amount of our 6.30% Series 2009-A Senior Notes due June 25, 2015 (“6.30% Senior Notes”) under a Note Purchase Agreement among the Company and the accredited institutional investors named therein (the “Agreement”). The 6.30% Senior Notes are senior unsecured obligations of the Company.
     The 6.30% Senior Notes bear interest at a fixed rate of 6.30% and mature on June 25, 2015. Interest is payable semi-annually in June and December. We may at any time prepay the 6.30% Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest plus a “make-whole” prepayment premium. In the event of a change in control (as defined in the Agreement) of the Company, we may be required to offer to prepay the 6.30% Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
     The agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The agreement also requires us to maintain a consolidated interest coverage ratio of more than 3.5 to 1.0 and a consolidated leverage ratio of less than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable.
     Under the terms of the offering, we may sell additional Senior Notes at our discretion in an aggregate amount not to exceed $600 million. Such additional Senior Notes would rank equally with our unsecured indebtedness.
     Issuance costs approximating $0.6 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
     We currently believe that cash flows from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the next several years.
     Share Repurchase Program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $1.5 billion of equity shares. As of June 30, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 15.2 million shares since the inception of the program through June 30, 2009.
     We suspended our share repurchase program during the fourth quarter of 2008 and as a result, we did not repurchase any shares during the six month period ended June 30, 2009. During the six months ended June 30, 2008, we spent $153.9 million (of which $2.9 million was unsettled at June 30, 2008) on the repurchase of 1,539,588 shares at an average price of $99.94. In addition, $5.2 million was cash settled during the six month period ended June 30, 2008 related to the settlement of a liability for shares repurchased as of December 31, 2007. We reissued 105,378 shares and 65,760 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2009 and 2008, respectively. We also reissued 6,467 shares and 16,760 shares held in treasury during the six months ended June 30, 2009 and 2008, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. In recent months, we have seen substantially higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened significantly against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.0 million to $1.4 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2009, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $2.5 million in the reported U.S. dollar value of our debt.
New Accounting Pronouncements
     The Company adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), during the second quarter 2009. SFAS 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS 165 includes a requirement to disclose the date through which subsequent events were evaluated. See Note 2 to the interim consolidated financial statements.
     The Company adopted FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1”), during the second quarter 2009. FAS 107-1 requires certain interim period disclosures of the fair value of all financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. See Note 3 to the interim consolidated financial statements.
     The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), on January 1, 2009. See Note 3 to the interim consolidated financial statements.
     The Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), on January 1, 2009. See Note 4 to the interim consolidated financial statements.

Forward-Looking Statements Disclaimer
     Some of the statements in this quarterly report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, the following: projected earnings and sales growth in US dollars and local currencies, projected earnings per share, strategic plans and contingency plans, potential growth opportunities or economic downturns in both developed markets and emerging markets, including China, factors influencing growth in our laboratory, industrial and food retail markets, our expectations in respect of the impact of general economic conditions on our business, our projections for growth in certain markets or industries, our capability to respond to future changes in market conditions, impact of inflation, currency and interest rate fluctuations, our ability to maintain a leading position in our key markets, our expected market share, our ability to leverage our market-leading position and diverse product offering to weather an economic downturn, the effectiveness of our “Spinnaker” initiatives relating to sales and marketing, planned research and development efforts, product introductions and innovation, manufacturing capacity, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, expanding our operating margins, anticipated gross margins, anticipated customer spending patterns and levels, expected customer demand, meeting customer expectations, warranty claim levels, anticipated growth in service revenues, anticipated pricing, our ability to realize planned price increases, planned operational changes and productivity improvements, effect of changes in internal control over financial reporting, research and development expenditures, competitors’ product development, levels of competitive pressure, our future position vis-à-vis competitors, expected capital expenditures, the timing, impact, cost, benefits from and effectiveness of our cost reduction programs, future cash sources and requirements, cash flow targets, liquidity, value of inventories, impact of long-term incentive plans, continuation of our stock repurchase program and the related impact on cash flow, expected pension and other benefits contributions and payments, expected tax treatment and assessment, impact of taxes and changes in tax benefits, the need to take additional restructuring charges, expected compliance with laws, changes in laws and regulations, impact of environmental costs, expected trading volume and value of stocks and options, impact of issuance of preferred stock, expected cost savings, impact of legal proceedings, satisfaction of contractual obligations by counterparties, timeliness of payments by our customers, the adequacy of reserves for bad debts against our accounts receivable, benefits and other effects of completed or future acquisitions.
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
     We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended June 30, 2009 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2009, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     For the six months ended June 30, 2009 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

			(c)	(d)
			Total Number of	Approximate Dollar
			Shares	Value (in
			Purchased as	Thousands) of
	(a)	(b)	Part of Publicly	Shares that May Yet
	Total Number	Average	Announced	Be Purchased Under
	of Shares	Price Paid per	Plans or	the Plans or
	Purchased	Share	Programs	Programs
April 1 to April 30, 2009	—	$—	—	$416,591
May 1 to May 31, 2009	—	$—	—	$416,591
June 1 to June 30, 2009	—	$—	—	$416,591
Total	—	$—	—	$416,591
     We have a share repurchase program. Under the program, we have been authorized to buy back up to $1.5 billion of equity shares. As of June 30, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. We have purchased 15.2 million shares since the inception of the program, announced February 2004, through June 30, 2009.
     During the fourth quarter 2008, we suspended the share repurchase program and as a result, we did not repurchase any shares during the six month period ended June 30, 2009. During the six months ended June 30, 2008, we spent $153.9 million (of which $2.9 million was unsettled at June 30, 2008) on the repurchase of 1,539,588 shares at an average price of $99.94. In addition, $5.2 million was cash settled during the six month period ended June 30, 2008, related to the settlement of a liability for shares repurchased as of December 31, 2007. We reissued 105,378 shares and 65,760 shares held in treasury for the exercise of stock options and restricted stock units for the six months ended June 30, 2009 and 2008, respectively. We also reissued 6,467 shares and 16,760 shares held in treasury during the six months ended June 30, 2009 and 2008, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Item 3. Defaults Upon Senior Securities. None
Item 4. Submission of Matters to a Vote of Security Holders.
     The Mettler-Toledo International Inc. annual meeting of stockholders was held on April 30, 2009. At the meeting, the following matters were submitted to a vote of stockholders: the election of directors and the ratification of the appointment of the Company’s independent auditors.
     As of the record date of March 2, 2009 there were 33,648,343 shares of common stock entitled to vote at the meeting. The holders of 30,604,949 shares were represented in person or in proxy at the meeting, constituting a quorum. The vote with respect to the matters submitted to stockholders was as follows:

		Withheld
Matter	For	or Against	Abstained

Election of Directors
Robert F. Spoerry	29,830,668	771,423	2,858
Wah-Hui Chu	29,880,174	721,092	3,683
Francis A. Contino	30,381,816	219,145	3,988
Olivier A. Filliol	30,286,524	314,316	4,109
Michael A. Kelly	30,379,122	220,036	5,791
Hans Ulrich Maerki	30,023,693	577,030	4,226
George M. Milne	30,377,983	223,101	3,865
Thomas P. Salice	30,285,864	315,497	3,588

Appointment of Independent Auditors	30,452,255	141,718	10,976
Item 5. Other information. None
Item 6. Exhibits. See Exhibit Index below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: July 24, 2009	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Note Purchase Agreement dated as of June 25, 2009 by among Mettler-Toledo International Inc. and Connecticut General Life Insurance Company, the Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, American Investors Life Insurance Company, Aviva Life and Annuity Company, Bankers Life and Casualty Company, Conseco Life Insurance Company, Conseco Health Insurance Company and Colonial Penn Life Insurance Company (1)

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Report on Form 8-K dated June 25, 2009

*	Filed herewith