Form 10-Q
period 2009-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2009-10-30
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 33,751,048 shares of Common Stock outstanding at September 30, 2009.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Interim Consolidated Financial Statements:

Interim Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008	3

Interim Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008	4

Interim Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	5

Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2009 and twelve months ended December 31, 2008	6

Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	7

Notes to the Interim Consolidated Financial Statements at September 30, 2009	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURE
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2009 and 2008
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2009	2008
Net sales
Products	$328,055	$396,876
Service	107,595	112,221

Total net sales	435,650	509,097
Cost of sales
Products	145,719	187,632
Service	64,738	72,785

Gross profit	225,193	248,680
Research and development	22,309	26,553
Selling, general and administrative	129,686	145,612
Amortization	3,237	2,728
Interest expense	6,974	6,846
Other charges (income), net	6,077	445

Earnings before taxes	56,910	66,496
Provision for taxes	15,365	13,772

Net earnings	$41,545	$52,724

Basic earnings per common share:
Net earnings	$1.23	$1.56
Weighted average number of common shares	33,728,931	33,856,574

Diluted earnings per common share:
Net earnings	$1.21	$1.52
Weighted average number of common and common equivalent shares	34,413,656	34,727,806
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2009 and 2008
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2009	2008
Net sales
Products	$910,343	$1,133,623
Service	306,828	330,034

Total net sales	1,217,171	1,463,657
Cost of sales
Products	411,112	522,422
Service	186,710	212,392

Gross profit	619,349	728,843
Research and development	65,954	77,511
Selling, general and administrative	366,209	441,311
Amortization	8,734	7,800
Interest expense	18,975	18,723
Other charges (income), net	29,547	2,620

Earnings before taxes	129,930	180,878
Provision for taxes	26,775	41,024

Net earnings	$103,155	$139,854

Basic earnings per common share:
Net earnings	$3.06	$4.06
Weighted average number of common shares	33,683,443	34,482,431

Diluted earnings per common share:
Net earnings	$3.02	$3.96
Weighted average number of common and common equivalent shares	34,200,834	35,347,440
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$113,948	$78,073
Trade accounts receivable, less allowances of $12,586 at September 30, 2009 and $11,965 at December 31, 2008	284,965	348,614
Inventories	164,761	170,613
Current deferred tax assets, net	39,068	35,756
Other current assets and prepaid expenses	45,774	37,809

Total current assets	648,516	670,865
Property, plant and equipment, net	303,219	285,008
Goodwill	431,590	424,426
Other intangible assets, net	94,413	96,295
Non-current deferred tax assets, net	93,014	92,958
Other non-current assets	109,943	94,504

Total assets	$1,680,695	$1,664,056

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$92,010	$111,442
Accrued and other liabilities	98,656	81,118
Accrued compensation and related items	93,049	115,430
Deferred revenue and customer prepayments	70,071	51,665
Taxes payable	53,498	44,507
Current deferred tax liabilities	6,486	8,218
Short-term borrowings	10,652	12,492

Total current liabilities	424,422	424,872
Long-term debt	318,785	441,588
Non-current deferred tax liabilities	110,819	111,048
Other non-current liabilities	175,285	183,301

Total liabilities	1,029,311	1,160,809

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares; issued 0	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 33,751,048 and 33,595,303 shares at September 30, 2009 and December 31, 2008, respectively	448	448
Additional paid-in capital	569,206	559,772
Treasury stock at cost (11,034,963 shares at September 30, 2009 and 11,190,708 shares at December 31, 2008)	(862,500)	(873,601)
Retained earnings	946,920	848,489
Accumulated other comprehensive (loss) income	(2,690)	(31,861)

Total shareholders’ equity	651,384	503,247

Total liabilities and shareholders’ equity	$1,680,695	$1,664,056

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Nine months ended September 30, 2009 and twelve months ended December 31, 2008
(In thousands, except share data)
(unaudited)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total
Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	172,248	—	—	12,138	(6,910)	—	5,228
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(2,232,188)	—	—	(224,495)	—	—	(224,495)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,696	—	—	—	2,696
Share-based compensation	—	—	8,698	—	—	—	8,698
Adoption of year-end pension measurement date provision, net of tax	—	—	—	—	33	(107)	(74)
Comprehensive income:
Net earnings	—	—	—	—	202,778	—	202,778
Unrealized gain (loss) on cash flow hedging arrangements, net of tax	—	—	—	—	—	(2,593)	(2,593)
Change in currency translation adjustment	—	—	—	—	—	(23,242)	(23,242)
Pension adjustment, net of tax	—	—	—	—	—	(48,536)	(48,536)

Comprehensive income	—	—	—	—	—	—	128,407

Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	149,278	—	—	10,640	(4,567)	—	6,073
Other treasury stock issuances	6,467	—	—	461	(157)	—	304
Tax benefit resulting from exercise of certain employee stock options	—	—	1,167	—	—	—	1,167
Share-based compensation	—	—	8,267	—	—	—	8,267
Comprehensive income:
Net earnings	—	—	—	—	103,155	—	103,155
Unrealized gain (loss) on cash flow hedging arrangements, net of tax	—	—	—	—	—	3,313	3,313
Change in currency translation adjustment	—	—	—	—	—	20,764	20,764
Pension adjustment, net of tax	—	—	—	—	—	5,094	5,094

Comprehensive income (a)	—	—	—	—	—	—	132,326

Balance at September 30, 2009	33,751,048	$448	$569,206	$(862,500)	$946,920	$(2,690)	$651,384

(a)	Total comprehensive income for the three months ended September 30, 2009 and 2008 was $55,419 and $27,264, respectively and $138,729 for the nine months ended September 30, 2008.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2009 and 2008
(In thousands)
(unaudited)

	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$103,155	$139,854
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	21,926	22,194
Amortization	8,734	7,800
Deferred taxes	(15,773)	(7,957)
Excess tax benefits from share-based payment arrangements	(609)	(999)
Gain from sale of property, plant and equipment	(25)	(3,271)
Share-based compensation	8,267	7,378
Other	243	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	65,707	14,463
Inventories	10,318	(19,523)
Other current assets	(6,796)	(7,710)
Trade accounts payable	(19,856)	(21,975)
Taxes payable	8,092	28,456
Accruals and other	5,092	1,915

Net cash provided by operating activities	188,475	160,625

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,979	13,184
Purchase of property, plant and equipment	(36,646)	(37,460)
Acquisitions	(170)	(607)

Net cash used in investing activities	(34,837)	(24,883)

Cash flows from financing activities:
Proceeds from borrowings	198,072	235,710
Repayments of borrowings	(323,948)	(121,123)
Debt issuance costs	(620)	(3,085)
Debt extinguishment costs	(1,316)	—
Proceeds from stock option exercises	6,073	3,319
Repurchases of common stock	—	(225,296)
Excess tax benefits from share-based payment arrangements	609	999
Other financing activities	(984)	243

Net cash used in financing activities	(122,114)	(109,233)

Effect of exchange rate changes on cash and cash equivalents	4,351	3,308

Net increase in cash and cash equivalents	35,875	29,817

Cash and cash equivalents:
Beginning of period	78,073	81,222

End of period	$113,948	$111,039

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
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
At September 30, 2009 — Unaudited (Continued)
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
     Inventory consisted of the following:

	September 30,	December 31,
	2009	2008
Raw materials and parts	$75,899	$77,282
Work-in-progress	30,296	32,403
Finished goods	58,566	60,928

	$164,761	$170,613

Other Intangible Assets
     Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 “Business Combinations” and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 “Intangibles — Goodwill and Other” and ASC 360 “Property, Plant and Equipment.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consisted of the following:

	September 30, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$74,006	$(15,103)	$73,772	$(13,476)
Proven technology and patents	34,408	(22,422)	32,989	(20,452)
Tradename (finite life)	1,964	(874)	1,803	(775)
Tradename (indefinite life)	22,434	—	22,434	—

	$132,812	$(38,399)	$130,998	$(34,703)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $4.8 million for 2009 and 2010, $4.6 million for 2011, $4.3 million for 2012 and $2.9 million for 2013. The Company recognized amortization expense associated with the above intangible assets of $3.6 million and $3.5 million for the nine months ended September 30, 2009 and 2008, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.1 million and $4.3 million for the nine months ended September 30, 2009 and 2008, respectively.
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
At September 30, 2009 — Unaudited (Continued)
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	September 30,	September 30,
	2009	2008
Balance at beginning of period	$12,822	$12,949
Accruals for warranties	13,492	13,405
Foreign currency translation	392	990
Payments / utilizations	(12,164)	(14,221)

Balance at end of period	$14,542	$13,123

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
Share-Based Compensation
     The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $2.8 million and $8.3 million of share-based compensation expense for the three and nine months ended September 30, 2009, respectively, compared to $2.3 million and $7.4 million for the corresponding periods in 2008.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
Subsequent Events
     The Company evaluated subsequent events for recognition and disclosure through October 29, 2009.
3. FINANCIAL INSTRUMENTS
     On January 1, 2009, the Company adopted ASC 815-10-65-1, “Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, which requires enhanced disclosure of a Company’s objectives and strategies for using derivative instruments and the impact of those derivative instruments on a Company’s operations, financial position and cash flows. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As more fully described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At September 30, 2009, approximately 75% of the interest payments associated with the Company’s debt is a fixed obligation. The amount of the Company’s fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. For a discussion on the fair value of financial instruments, see Note 4 to the interim consolidated financial statements.
     Cash Flow Hedges
     The Company has two interest rate swap agreements, designated as cash flow hedges. The first agreement changes the floating rate interest payments associated with $85 million outstanding under the Company’s credit facility to a fixed obligation. During September 2009, $65 million of the original $150 million agreement was terminated and settled. This coincided with the repayment on the Company’s credit facility of the same amount, the interest payments of which were hedged under the agreement. As a result of this transaction, a loss of $1.6 million was reclassified from other comprehensive income to interest expense.
     The second agreement, entered into in April 2009, is a forward-starting swap which changes the floating rate interest payments associated with $200 million in forecasted borrowings under the Company’s credit facility to a fixed obligation beginning October 2010. The forward period ends in October 2010. Additionally, in March 2009, the Company entered into a foreign currency forward contract (with a notional amount of $25.3 million), designated as a cash flow hedge, to hedge forecasted intercompany sales denominated in U.S. dollars with its foreign businesses. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive (loss) income, net of tax and reclassifies these amounts into

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
earnings in the period in which the transaction affects earnings. Gains or losses on the derivatives representing hedge ineffectiveness, if any, are recognized in current earnings. Through September 30, 2009, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
     The fair value of these derivative instruments as of September 30, 2009 is as follows:

	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap agreement	Other non-current liabilities	$1,934
Interest rate forward-starting swap agreement	Other non-current assets	$1,080
Foreign currency forward contract	Other non-current assets	$2,033

     The effects of these derivative instruments on the consolidated statements of operations before taxes for the three and nine month periods ending September 30, 2009 are as follows:

	Location of
	Derivative	Three-month period ended September 30, 2009		Nine-month period ended September 30, 2009
	Gain/(Loss)	Derivative	Gain/(Loss) Reclassified	Derivative	Gain/(Loss) Reclassified
	Recognized in	Gain/(Loss)	from AOCI into Earnings	Gain/(Loss)	from AOCI into Earnings
	Earnings	Recognized in OCI	(Effective Portion)	Recognized in OCI	(Effective Portion)
Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swaps	Interest expense	$(2,755)	$(2,036)	$3,399	$(3,700)

Foreign currency forward contract	Net sales	$(1,404)	$714	$2,033	$1,041
     A net after tax derivative charge of $0.1 million based upon interest rates and foreign currency exchange rates at September 30, 2009 is expected to be recognized in earnings in the next twelve months.
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
     The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with the provisions of ASC 815, “Derivatives and Hedging”, these contracts are considered “derivatives not designated as hedging instruments” and are categorized as “other derivatives” in the table below. Gains or losses on these instruments

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
are reported in current earnings. At September 30, 2009, these contracts had a notional value of $87.9 million.
     The fair value of these derivative instruments and their effects on the consolidated balance sheet and consolidated statements of operations before taxes as of and for the three and nine month periods ending September 30, 2009 are as follows:

				Derivative Gain/(Loss)	Derivative Gain/(Loss)
			Location of Derivative	Recognized in Earnings	Recognized in Earnings
	Balance Sheet		Gain/(Loss) Recognized	for the three-months	for the nine-months
	Location	Fair Value	in Earnings	ended September 30	ended September 30
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swap agreement	Other non- current assets	$1,061	Interest expense	$(55)	$(466)
Derivatives not designated as hedging instruments:
Other derivatives:
Foreign currency forward contracts — liabilities	Accrued and other liabilities	$284

Foreign currency forward contracts — assets	Other current assets	$243	Other charges (income), net	$736	$304
4. FAIR VALUE MEASUREMENTS
     On January 1, 2008, the Company adopted guidance which clarified how companies are required to use a fair value measure for recognition and disclosure by establishing a common definition of fair value, provided a framework for measuring fair value and expanded disclosures about fair value measurements. The guidance was applied to all financial assets and liabilities reported at fair value on the consolidated balance sheet. On January 1, 2009, this guidance was adopted for all nonfinancial assets reported at fair value on the consolidated balance sheet on a non-recurring basis, including goodwill, other intangible assets, long-lived assets (for purposes of impairment analysis) and asset retirement obligations. During the second quarter 2009, the Company adopted the provisions of ASC 825-10-65-1 “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments”, which requires interim period disclosures of the fair value of all financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations or financial position.
     At September 30, 2009 and December 31, 2008, the Company had derivative assets totaling $4.4 million and $3.4 million, respectively, and derivative liabilities totaling $2.2 million and $6.2 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the three and nine month periods ended September 30, 2009 and the twelve month period ended December 31, 2008.
     At September 30, 2009 and December 31, 2008, the Company had $7.9 million and $12.3 million of cash equivalents, respectively, the fair value of which is determined through corroborated prices in active markets. The fair value of cash equivalents approximates cost.
     The difference between the fair value and carrying value of the Company’s long-term debt is not material.
     Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement consists of observable and unobservable inputs that reflect the assumptions that a market participant would use in pricing an asset or liability.
     A fair value hierarchy has been established that categorizes these inputs into three levels:

Level 1:	Quoted prices in active markets for identical assets and liabilities

Level 2:	Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:	Unobservable inputs
     The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and December 31, 2008:

	September 30, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$2,276	$—	$2,276	$—	$1,922	$—	$1,922	$—
Interest rate swap agreements	2,141	—	2,141	—	1,527	—	1,527	—
Cash equivalents	7,915	—	7,915	—	12,251	—	12,251	—

Total	$12,332	$—	$12,332	$—	$15,700	$—	$15,700	$—

Liabilities:
Foreign currency forward contracts	$284	$—	$284	$—	$1,926	$—	$1,926	$—
Interest rate swap agreement	1,934	—	1,934	—	4,253	—	4,253	—

Total	$2,218	$—	$2,218	$—	$6,179	$—	$6,179	$—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
5. INCOME TAXES
     The provision for taxes is based upon the Company’s projected annual effective rate of 27% for the three and nine month periods ended September 30, 2009.
     During the first quarter of 2009, the Company recorded a discrete tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 21% for the nine month period ended September 30, 2009.
     During the first quarter of 2008, the Company recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China. During the third quarter of 2008, the Company recorded discrete tax items resulting in a net tax benefit of $3.5 million primarily related to the closure of certain tax matters. The net impact of the items described above decreased the effective tax rate to 21% and 23% for the three and nine month periods ended September 30, 2008, respectively.
6. DEBT
     The Company’s short-term borrowings and long-term debt consisted of the following at September 30, 2009:

	September 30, 2009
		Other principal
		trading
	U.S. dollar	currencies	Total
4.85% $75m senior notes (net of unamortized discount)	$76,243	$—	$76,243
6.30% $100m senior notes	100,000	—	100,000
Credit facility	100,475	29,473	129,948
Other local arrangements (long-term)	—	12,594	12,594

Total long-term debt	276,718	42,067	318,785
Other local arrangements (short-term)	—	10,652	10,652

Total debt	$276,718	$52,719	$329,437

     As of September 30, 2009, approximately $814.1 million was available under the credit facility.
     Tender Offer
     On May 6, 2009, the Company commenced a cash tender offer to purchase any and all of its outstanding 4.85% Senior Notes (“4.85% Senior Notes”) due November 15, 2010. The tender offer, which expired May 12, 2009, resulted in the repurchase of $75 million of the principal balance of the 4.85% Senior Notes. In connection with the tender, the Company recorded a charge of $1.5 million, during the second quarter, which included a premium of $0.9 million, unamortized discount and debt issuance fees of $0.2 million and certain third party costs of $0.4 million. The loss was recorded in interest expense in the consolidated statement of operations.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
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
7. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $1.5 billion of equity shares. As of September 30, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 15.2 million shares since the inception of the program through September 30, 2009.
     During the fourth quarter 2008, the Company suspended the share repurchase program and as a result, the Company did not repurchase any shares during the nine month period ended September 30, 2009. During the nine months ended September 30, 2008, the Company spent $223.4 million (of which $3.3 million was unsettled at September 30, 2008) on the repurchase of 2,221,188 shares at an average price of $100.57. In addition, $5.2 million was cash settled during the nine month period ended September 30, 2008 related to the settlement of a liability for shares

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
repurchased as of December 31, 2007. The Company reissued 149,278 shares and 88,310 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2009 and 2008, respectively.
     The Company also reissued 6,467 shares and 16,760 shares held in treasury during the nine months ended September 30, 2009 and 2008, respectively, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
8. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, solely relating to outstanding stock options and restricted stock units:

	2009	2008
Three months ended	684,725	871,232
Nine months ended	517,391	865,009
     Outstanding options and restricted stock units to purchase 884,128 and 450,150 shares of common stock for the three month periods ended September 30, 2009 and 2008, respectively, and options and restricted stock units to purchase 1,141,013 and 450,797 shares of common stock for the nine month periods ended September 30, 2009 and 2008, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
9. NET PERIODIC BENEFIT COST
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost, net	$45	$182	$3,988	$4,223	$96	$109
Interest cost on projected benefit obligations	1,695	1,633	5,477	5,966	280	322
Expected return on plan assets	(1,711)	(2,232)	(6,825)	(7,866)	—	—
Net amortization and deferral	—	—	(258)	—	(240)	(240)
Recognition of actuarial losses (gains)	1,165	197	147	221	(83)	—
Recognition of settlement/curtailment gains	—	—	(239)	—	—	—

Net periodic pension cost (benefit)	$1,194	$(220)	$2,290	$2,544	$53	$191

     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008	2009	2008
Service cost, net	$137	$548	$11,825	$12,932	$286	$327
Interest cost on projected benefit obligations	5,087	4,901	15,896	18,232	840	968
Expected return on plan assets	(5,131)	(6,698)	(19,782)	(24,454)	—	—
Net amortization and deferral	—	—	(737)	—	(718)	(718)
Recognition of actuarial losses (gains)	3,495	593	507	382	(247)	—
Recognition of settlement/curtailment gains, net	—	—	(138)	—	—	—

Net periodic pension cost (benefit)	$3,588	$(656)	$7,571	$7,092	$161	$577

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
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
10. OTHER CHARGES (INCOME), NET
     Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items.
     During the fourth quarter of 2008, the Company initiated a global cost reduction program. During the first quarter of 2009, the Company revised the program to include further cost reductions. Charges under the program primarily comprise severance costs and are expected to be approximately $40 million. Through September 30, 2009 total charges recognized were $34.8 million, of which $6.1 million and $28.4 million were recognized during the three and nine month periods ended September 30, 2009, respectively. Under the program, the Company’s workforce (including employees and temporary personnel) will be reduced by approximately 1,000. As a result of the reduction in workforce, the Company anticipates personnel costs will be reduced by approximately $65 million on an annual basis.
     A rollforward for the Company’s accrual for restructuring activities for the nine months ended September 30, 2009 is as follows:

	Employee	Lease
	Related	Termination	Other	Total
Balance at December 31, 2008	$5,991	$—	$—	$5,991
Restructuring charges	25,039	2,643	716	28,398
Non-cash restructuring charges	—	—	(52)	(52)
Cash payments	(16,110)	(1,892)	(536)	(18,538)
Impact of foreign currency	966	—	—	966

Balance at September 30, 2009	$15,886	$751	$128	$16,765

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2009	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$140,665	$11,689	$152,354	$28,167	$309,201
Swiss Operations	27,606	72,341	99,947	20,321	18,754
Western European Operations	138,377	20,255	158,632	17,900	90,154
Chinese Operations	62,589	18,990	81,579	19,629	649
Other (a)	66,413	1,246	67,659	6,461	12,832
Eliminations and Corporate (b)	—	(124,521)	(124,521)	(19,280)	—

Total	$435,650	$—	$435,650	$73,198	$431,590

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2009	Customers	Segments	Sales	Profit
U.S. Operations	$399,851	$32,754	$432,605	$73,365
Swiss Operations	74,295	198,076	272,371	51,900
Western European Operations	398,868	53,362	452,230	43,791
Chinese Operations	162,418	49,589	212,007	45,073
Other (a)	181,739	2,379	184,118	13,398
Eliminations and Corporate (b)	—	(336,160)	(336,160)	(40,341)

Total	$1,217,171	$—	$1,217,171	$187,186

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2008	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$161,844	$14,904	$176,748	$30,723	$309,196
Swiss Operations	30,830	75,896	106,726	18,201	17,799
Western European Operations	168,497	20,414	188,911	15,179	97,822
Chinese Operations	66,458	23,371	89,829	15,619	647
Other (a)	81,468	1,401	82,869	6,198	12,094
Eliminations and Corporate (b)	—	(135,986)	(135,986)	(9,405)	—

Total	$509,097	$—	$509,097	$76,515	$437,558

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2008	Customers	Segments	Sales	Profit
U.S. Operations	$464,225	$42,815	$507,040	$82,093
Swiss Operations	93,850	238,713	332,563	58,963
Western European Operations	509,464	63,191	572,655	45,530
Chinese Operations	166,179	70,504	236,683	44,098
Other (a)	229,939	3,408	233,347	17,436
Eliminations and Corporate (b)	—	(418,631)	(418,631)	(38,099)

Total	$1,463,657	$—	$1,463,657	$210,021

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2009 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
     A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine months ended
	2009	2008	2009	2008
Earnings before taxes	$56,910	$66,496	$129,930	$180,878
Amortization	3,237	2,728	8,734	7,800
Interest expense	6,974	6,846	18,975	18,723
Other charges (income), net	6,077	445	29,547	2,620

Segment profit	$73,198	$76,515	$187,186	$210,021

     Included in other charges (income), net during the three months ended September 30, 2009, are $6.1 million of restructuring charges, of which $0.5 million, $0.3 million, $5.0 million and $0.3 million relate to the Company’s U.S., Swiss, Western European and Other operations, respectively. Other charges (income), net for the nine month period ended September 30, 2009, included $28.4 million of restructuring charges, of which $6.4 million, $2.2 million, $16.0 million, $0.6 million, $2.6 million and $0.6 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively. The cumulative amount of restructuring charges recognized in other charges (income), net under the program totaled $34.8 through September 30, 2009, of which $7.7 million, $2.5 million, $20.1 million, $0.7 million, $3.1 million and $0.7 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.
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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a basis which reflects the interim consolidated financial statements of Mettler-Toledo International Inc. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.
Results of Operations — Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2009		2008		2009		2008
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$435,650	100.0	$509,097	100.0	$1,217,171	100.0	$1,463,657	100.0
Cost of sales	210,457	48.3	260,417	51.2	597,822	49.1	734,814	50.2

Gross profit	225,193	51.7	248,680	48.8	619,349	50.9	728,843	49.8
Research and development	22,309	5.1	26,553	5.2	65,954	5.4	77,511	5.3
Selling, general and administrative	129,686	29.8	145,612	28.6	366,209	30.1	441,311	30.1
Amortization	3,237	0.7	2,728	0.5	8,734	0.7	7,800	0.5
Interest expense	6,974	1.6	6,846	1.3	18,975	1.6	18,723	1.3
Other charges (income), net (a)	6,077	1.4	445	0.1	29,547	2.4	2,620	0.2

Earnings before taxes	56,910	13.1	66,496	13.1	129,930	10.7	180,878	12.4
Provision for taxes (b)	15,365	3.6	13,772	2.7	26,775	2.2	41,024	2.8

Net earnings	$41,545	9.5	$52,724	10.4	$103,155	8.5	$139,854	9.6

(a)	The three and nine months ended September 30, 2009 include $6.1 million and $28.4 million of restructuring charges, respectively, primarily related to severance.

(b)	Discrete tax items for the nine months ended September 30, 2009 include a net tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. Discrete tax items for the three months ended September 30, 2008 include a $3.5 million benefit primarily from the closure of certain tax matters. The nine months ended September 30, 2008 include an additional discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China.
     Net sales
     Net sales were $435.7 million and $1,217.2 million for the three and nine months ended September 30, 2009, respectively, compared to $509.1 million and $1,463.7 million for the corresponding periods in 2008. This represents a decrease in U.S. dollars of 14% and 17% for the three and nine months ended September 30, 2009, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 12% for both the three and nine months ended September 30, 2009.
     During the three and nine months ended September 30, 2009, global economic conditions were difficult and resulted in a decline in local currency sales in most geographies versus prior year comparable periods. Our net sales by geographic destination in local currencies decreased during the three and nine months ended September 30, 2009 by 12% and 13% in the Americas, by 16% and 15% in Europe and by 6% and 4% in Asia/Rest of World. A discussion of sales by operating segment is included below. Our future sales in local currencies will continue to be adversely affected by the weak global economic conditions. It remains difficult to predict the extent to which our future results will be adversely affected in this uncertain environment.
     As described in Note 16 to our consolidated financial statements for the year ending December 31, 2008, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
     Net sales of products decreased in U.S. dollars by 17% and 20% during the three and nine months ended September 30, 2009, respectively, and in local currencies by 15% for both periods, compared to the corresponding prior periods. Service revenue (including spare parts) decreased in U.S. dollars by 4% and 7% during the three and nine months ended September 30, 2009, respectively, and in local currencies decreased 1% and was flat for the three and nine months ended September 30, 2009, respectively, compared to corresponding prior periods.
     Net sales for our laboratory-related products decreased 8% and 9% in local currencies during the three and nine months ended September 30, 2009, respectively, principally driven by a sales decline in laboratory balances, analytical instruments and process analytics in Europe and the Americas.
     Net sales of our industrial-related products decreased 16% and 14% in local currencies for the three and nine months ended September 30, 2009, respectively. We experienced a significant decline in sales of our core-industrial products across most geographies. We also experienced a significant decline in transportation and logistic sales for the three months ended September 30, 2009 which is partly related to strong project activity in the prior year comparable periods.
     In our food retailing markets, net sales decreased 14% and 16% in local currencies during the three and nine months ended September 30, 2009, respectively, primarily due to decreased sales in the U.S. and Europe. The decline in Europe was partly related to strong project activity in the prior year comparable period.
     Gross profit
     Gross profit as a percentage of net sales was 51.7% and 50.9% for the three and nine months ended September 30, 2009, respectively, compared to 48.8% and 49.8% for the corresponding periods in 2008.
     Gross profit as a percentage of net sales for products was 55.6% and 54.8% for the three and nine months ended September 30, 2009, respectively, compared to 52.7% and 53.9% for the corresponding periods in 2008.

     Gross profit as a percentage of net sales for services (including spare parts) was 39.8% and 39.1% for the three and nine months ended September 30, 2009, respectively, compared to 35.1% and 35.7% for the corresponding periods in 2008.
     The increase in gross profit as a percentage of net sales for the three and nine month periods ended September 30, 2009 reflects benefits from reduced material costs, increased pricing and favorable product mix. These benefits were partially offset by the negative impact of decreased sales volume in excess of our reduced production costs.
     Research and development and selling, general and administrative expenses
     Research and development expenses as a percentage of net sales were 5.1% and 5.4% for the three and nine months ended September 30, 2009, respectively, compared to 5.2% and 5.3% for the corresponding periods during 2008. Research and development expenses decreased 15% and 11%, in local currencies, during the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008 relating to reduced project activity and the impact of our cost reduction program.
     Selling, general and administrative expenses as a percentage of net sales were 29.8% and 30.1% for the three and nine months ended September 30, 2009, respectively, compared to 28.6% and 30.1% in the corresponding periods during 2008. Selling, general and administrative expenses decreased 9% and 12%, in local currencies, during the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease is primarily due to benefits from our cost reduction activities and reduced performance-related compensation (bonus and commission) costs. These items were partially offset by expenses incurred in connection with Blue Ocean, our multi-year information technology investment. Selling, general and administrative expenses, during the nine months ended September 30, 2008, included costs associated with product launches and severance expense, partially offset by a gain associated with an asset sale.
     Interest expense, other charges (income), net and taxes
     Interest expense was $7.0 million and $19.0 million for the three and nine months ended September 30, 2009, respectively, and $6.8 million and $18.7 million for the corresponding periods in 2008. Interest expense for the three and nine month periods ended September 30, 2009 includes the benefit of lower average debt balances offset by costs associated from a partial termination of one of our interest rate swap agreements. Interest expense for the nine month period ended September 30, 2009 also reflects the impact of charges incurred in connection with the tender offer of our 4.85% Senior Notes (See Note 6 for further discussion) and other financing costs totaling $1.8 million, offset in part by lower borrowing rates.
     Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items. The increase in other charges (income), net of $5.6 million and $26.9 million for the three and nine months ended September 30, 2009, respectively, compared to the prior year periods is primarily due to restructuring charges of $6.1 million and $28.4 million, respectively, related to our global cost reduction program (as further described below).
     During the fourth quarter of 2008, we initiated a global cost reduction program. During the first quarter of 2009, we revised the program to include further cost reductions. Charges under the program primarily comprise severance costs and are expected to be approximately $40 million.

Through September 30, 2009 total charges recognized were $34.8 million, of which $6.1 million and $28.4 million were recognized during the three and nine month periods ended September 30, 2009, respectively. Under the program, our workforce (including employees and temporary personnel) will be reduced by approximately 1,000. As a result of the reduction in workforce, we anticipate personnel costs will be reduced by approximately $65 million on an annual basis. We expect total cost savings from our global cost reduction program to be approximately $100 million on an annual basis.
     See Note 10 to the interim consolidated financial statements for a summary of restructuring activity for the nine months ended September 30, 2009.
     The provision for taxes is based upon our projected annual effective tax rate of 27% for the three and nine months ended September 30, 2009 and 26% for the three and nine months ended September 30, 2008, respectively. During the first quarter of 2009, we recorded a discrete net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 21% for the nine months ended September 30, 2009.
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
     U.S. Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$152,354	$176,748	-14%	$432,605	$507,040	-15%
Net sales to external customers	$140,665	$161,844	-13%	$399,851	$464,225	-14%
Segment profit	$28,167	$30,723	-8%	$73,365	$82,093	-11%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales decreased 14% and 15% for the three and nine months ended September 30, 2009, respectively, and net sales to external customers decreased 13% and 14% for the three and nine months ended September 30, 2009, respectively, compared with the corresponding period in 2008. The decrease reflects declines across most product categories related to the global economic slowdown, particularly core-industrial products. We expect our net sales will continue to be adversely affected by weak global economic conditions during the remainder of 2009.
     Segment profit decreased $2.6 million and $8.7 million for the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. The decrease in segment profit was primarily due to decreases in sales volume offset in part by benefits from our cost reduction efforts. We also recorded a $1.8 million gain from the receipt of a previously reserved note receivable during the nine months ended September 30, 2009.
     Swiss Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$99,947	$106,726	-6%	$272,371	$332,563	-18%
Net sales to external customers	$27,606	$30,830	-10%	$74,295	$93,850	-21%
Segment profit	$20,321	$18,201	12%	$51,900	$58,963	-12%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency decreased by 7% and 14% for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008. Net sales to external customers in local currency decreased 11% and 17% for the same periods versus the prior year comparable periods. The decrease in sales to external customers reflects declines across most product categories related to the global economic slowdown, especially analytical instruments, core-industrial and food retailing products. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during the remainder of 2009.
     Segment profit increased $2.1 million and decreased $7.1 million for the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. The increase in segment profit during the three month period ended September 30, 2009 reflects benefits from our cost reduction efforts in excess of the sales decline and unfavorable currency translation fluctuations. The decrease in segment profit for the nine month period ended September 30, 2009 is primarily due to the significant decline in sales and unfavorable currency translation fluctuations, which was offset in part by benefits from our cost reduction efforts.
     Western European Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$158,632	$188,911	-16%	$452,230	$572,655	-21%
Net sales to external customers	$138,377	$168,497	-18%	$398,868	$509,464	-22%
Segment profit	$17,900	$15,179	18%	$43,791	$45,530	-4%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency decreased 10% for both the three and nine month periods ended September 30, 2009, compared to the corresponding periods in 2008. Net sales to external customers in local currency decreased 12% and 11% for the same periods versus the prior year comparable periods, respectively. The decrease reflects declines across most product categories related to the global economic slowdown, particularly core-industrial products. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during the remainder of 2009.
     Segment profit increased $2.7 million and decreased $1.7 million for the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. The increase in segment profit for the three months ended September 30, 2009 was primarily a result of benefits from our cost reduction efforts and $2.7 million in severance charges recorded by our Western European operations during the three months ended September 30, 2008, partially offset by declines in sales volume. The decrease in segment profit for the nine months ended September 30, 2009 reflects decreased sales volume, partially offset by benefits from our cost reduction efforts. In addition, our Western European operations incurred severance expense of $5.1 million during the nine months ended 2008.
     Chinese Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$81,579	$89,829	-9%	$212,007	$236,683	-10%
Net sales to external customers	$62,589	$66,458	-6%	$162,418	$166,179	-2%
Segment profit	$19,629	$15,619	26%	$45,073	$44,098	2%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in local currency decreased 9% and 12% and net sales to external customers decreased 6% and 4% for the three and nine months ended September 30, 2009, respectively, as compared to the corresponding periods in 2008. These fluctuations were due primarily to a decrease in core-industrial products, partially offset by sales growth in our laboratory and product inspection products. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during the remainder of 2009.
     Segment profit increased $4.0 million and $1.0 million for the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. The increase in segment profit is due primarily to benefits from our cost reduction efforts, partially offset by decreased sales. Segment profit during the three month period ended September 30, 2009 also benefited from decreased inter-segment royalty expenses with our U.S. Operations.
     Other (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2009	2008	%1)	2009	2008	%1)
Total net sales	$67,659	$82,869	-18%	$184,118	$233,347	-21%
Net sales to external customers	$66,413	$81,468	-18%	$181,739	$229,939	-21%
Segment profit	$6,461	$6,198	4%	$13,398	$17,436	-23%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales and net sales to external customers in local currency decreased 15% and 13% for the three and nine month periods ended September 30, 2009, respectively, compared to the corresponding periods in 2008. This performance primarily reflects decreased sales in our Eastern European markets, Mexico and Canada. We expect our net sales in local currency will continue to be adversely affected by weak global economic conditions during the remainder of 2009.
     Segment profit increased $0.3 million and decreased $4.0 million for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008. The increase in segment profit during the three month period ended September 30, 2009 relates to benefits from our cost reduction program, partially offset by declines in net sales. The decline in the nine month period ended September 30, 2009 relates primarily to declines in net sales, especially in our Eastern European operations.
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
     Cash provided by operating activities totaled $188.5 million during the nine months ended September 30, 2009, compared to $160.6 million in the corresponding period in 2008. The increase in 2009 resulted principally from decreased incentive payments of $15.4 million related to 2008 performance-related compensation incentives (bonus payments) and reduced accounts receivable and inventory balances, offset in part by lower net earnings and cash payments of $18.5 million related to our restructuring program.
     Cash flows used in investing activities during the nine months ended September 30, 2008 included $12.5 million of proceeds from the sale of a Swiss property.
     Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $36.6 million for the nine months ended September 30, 2009 compared to $37.5 million in the corresponding period in 2008. We expect capital expenditures to increase as our business grows, and to fluctuate as currency exchange rates change. Our capital expenditures during the nine months ended September 30, 2009 included approximately $22.0 million of investments related to our Blue Ocean multi-year program of information technology investment. We expect that our annual capital expenditures will remain in the range of $50 to $60 million until Blue Ocean is completed. These amounts may change based upon fluctuations in currency exchange rates.
     Cash flows used in financing activities during the nine months ended September 30, 2009 included proceeds of $100 million from the issuance of our 6.30% Senior Notes and payments of $0.6 million of debt issuance costs. We also made payments to repurchase $75 million of our 4.85% Senior Notes and paid $1.6 million in debt extinguishment costs and other financing charges in connection with our tender offer.

     Senior Notes and Credit Facility Agreement
     Our short-term borrowings and long-term debt consisted of the following at September 30, 2009:

	September 30, 2009
		Other principal
		trading
	U.S. dollar	currencies	Total
4.85% $75m senior notes (net of unamortized discount)	$76,243	$—	$76,243
6.30% $100m senior notes	100,000	—	100,000
Credit facility	100,475	29,473	129,948
Other local arrangements (long-term)	—	12,594	12,594

Total long-term debt	276,718	42,067	318,785
Other local arrangements (short-term)	—	10,652	10,652

Total debt	$276,718	$52,719	$329,437

     As of September 30, 2009, approximately $814.1 million was available under the credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. As of September 30, 2009, we were in compliance with our debt covenants.
     Tender Offer
     On May 6, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.85% Senior Notes (“4.85% Senior Notes”) due November 15, 2010. The tender offer, which expired May 12, 2009, resulted in the repurchase of $75 million of the principal balance of the 4.85% Senior Notes. In connection with the tender, we recorded a charge of $1.5 million, during the second quarter, which included a premium of $0.9 million, unamortized discount and debt issuance fees of $0.2 million and certain third party costs of $0.4 million. The loss was recorded in interest expense in the consolidated statement of operations.
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
     We currently believe that cash flows from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.
     Share Repurchase Program
     We have a share repurchase program. Under the program, we are authorized to buy back up to $1.5 billion of equity shares. As of September 30, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 15.2 million shares since the inception of the program through September 30, 2009.
     We suspended our share repurchase program during the fourth quarter of 2008 and as a result, we did not repurchase any shares during the nine month period ended September 30, 2009. During the nine months ended September 30, 2008, we spent $223.4 million (of which $3.3 million was unsettled at September 30, 2008) on the repurchase of 2,221,188 shares at an average price of $100.57. In addition, $5.2 million was cash settled during the nine month period ended September 30, 2008 related to the settlement of a liability for shares repurchased as of December 31, 2007. We reissued 149,278 shares and 88,310 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2009 and 2008, respectively. We also reissued 6,467 shares and 16,760 shares held in treasury during the nine months ended September 30, 2009 and 2008, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our operating expenses than Swiss franc-denominated sales represent of our net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. In recent months, we have seen substantially higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened significantly against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.0 million to $1.4 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2009, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $5.9 million in the reported U.S. dollar value of our debt.
New Accounting Pronouncements
     The Company adopted the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles during the third quarter of 2009. The Codification becomes the source of authoritative, nongovernmental, generally accepted accounting principles (“GAAP”) recognized by the FASB, except for rules and interpretive releases of the SEC which are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification prescribes a new numbering system when referring to GAAP and identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of U.S. GAAP-based, nongovernmental financial statements. The adoption of the Codification did not impact the Company’s consolidated results of operation or financial position.
     The Company adopted the provisions of ASC 855-10, “Subsequent Events”, during the second quarter 2009. The guidance establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The guidance also includes a requirement to disclose the date through which subsequent events were evaluated. See Note 2 to the interim consolidated financial statements.
     The Company adopted the provisions of ASC 825-10-65-1, “Transition Related to FSP FAS 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments”, during the second quarter 2009. The guidance requires certain interim period disclosures of the fair value of all financial instruments for which it is practicable to estimate that value, whether or not recognized in the balance sheet. See Note 3 to the interim consolidated financial statements.
     The Company adopted the provisions of ASC 815-10-65-1, “Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”, on January 1, 2009. See Note 3 to the interim consolidated financial statements.
     The Company adopted the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”, relative to nonfinancial assets recorded at fair value on a non-recurring basis, on January 1, 2009. See Note 4 to the interim consolidated financial statements.

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
     We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended September 30, 2009 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2009, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
     For the nine months ended September 30, 2009 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of	Approximate Dollar
			Shares	Value (in
			Purchased as	Thousands) of
			Part of Publicly	Shares that May Yet
	Total Number	Average	Announced	Be Purchased Under
	of Shares	Price Paid per	Plans or	the Plans or
	Purchased	Share	Programs	Programs
July 1 to July 31, 2009	—	$—	—	$416,591
August 1 to August 31, 2009	—	$—	—	$416,591
September 1 to September 30, 2009	—	$—	—	$416,591
Total	—	$—	—	$416,591
     We have a share repurchase program. Under the program, we have been authorized to buy back up to $1.5 billion of equity shares. As of September 30, 2009, there were $416.6 million of remaining equity shares authorized to be repurchased under the plan by December 31, 2010. We have purchased 15.2 million shares since the inception of the program, announced February 2004, through September 30, 2009.
     During the fourth quarter 2008, we suspended the share repurchase program and as a result, we did not repurchase any shares during the nine month period ended September 30, 2009. During the nine months ended September 30, 2008, we spent $223.4 million (of which $3.3 million was unsettled at September 30, 2008) on the repurchase of 2,221,188 shares at an average price of $100.57. In addition, $5.2 million was cash settled during the nine month period ended September 30, 2008, related to the settlement of a liability for shares repurchased as of December 31, 2007. We reissued 149,278 shares and 88,310 shares held in treasury for the exercise of stock options and restricted stock units for the nine months ended September 30, 2009 and 2008, respectively. We also reissued 6,467 shares and 16,760 shares held in treasury during the nine months ended September 30, 2009 and 2008, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Item 3.	Defaults Upon Senior Securities. None

Item 4.	Submission of Matters to a Vote of Security Holders. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: October 30, 2009	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	Filed herewith