Form 10-K
period 2009-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2010-02-09
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).  Yes ☐     No ☑

As of February 1, 2010 there were 33,775,774 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2009 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009) was approximately $2.5 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated

Certain Sections of the Proxy Statement for 2010	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2009

FORWARD-LOOKING STATEMENTS DISCLAIMER

Some of the statements in this annual report and in documents incorporated by reference constitute “forward-looking statements” within the meaning of Section 27A of the U.S. Securities Act of 1933 and Section 21E of the U.S. Securities Exchange Act of 1934. These statements relate to future events or our future financial performance, including, but not limited to, the following: projected earnings and sales growth in U.S. dollars and local currencies, projected earnings per share, strategic plans and contingency plans, potential growth opportunities or economic downturns in both developed markets and emerging markets, including China, factors influencing growth in our laboratory, industrial and food retail markets, our expectations in respect of the impact of general economic conditions on our business, our projections for growth in certain markets or industries, our capability to respond to future changes in market conditions, impact of inflation, currency and interest rate fluctuations, our ability to maintain a leading position in our key markets, our expected market share, our ability to leverage our market-leading position and diverse product offering to weather an economic downturn, the effectiveness of our “Spinnaker” initiatives relating to sales and marketing, planned research and development efforts, product introductions and innovation, manufacturing capacity, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, expanding our operating margins, anticipated gross margins, anticipated customer spending patterns and levels, expected customer demand, meeting customer expectations, warranty claim levels, anticipated growth in service revenues, anticipated pricing, our ability to realize planned price increases, planned operational changes and productivity improvements, effect of changes in internal control over financial reporting, research and development expenditures, competitors’ product development, levels of competitive pressure, our future position vis-à-vis competitors, expected capital expenditures, the timing, impact, cost, benefits from and effectiveness of our cost reduction programs, future cash sources and requirements, cash flow targets, liquidity, value of inventories, impact of long-term incentive plans, continuation of our stock repurchase program and the related impact on cash flow, expected pension and other benefit contributions and payments, expected tax treatment and assessment, impact of taxes and changes in tax benefits, the need to take additional restructuring charges, expected compliance with laws, changes in laws and regulations, impact of environmental costs, expected trading volume and value of stocks and options, impact of issuance of preferred stock, expected cost savings, impact of legal proceedings, satisfaction of contractual obligations by counterparties, timeliness of payments by our customers, the adequacy of reserves for bad debts against our accounts receivable, benefits and other effects of completed or future acquisitions.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended December 31, 2009, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this annual report on Form 10-K for the fiscal year ended December 31, 2009 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

PART I

Item 1.	Business

We are a leading global supplier of precision instruments and services. We have strong leadership positions in all of our businesses and believe we hold global number-one market positions in a majority of them. Specifically, we are the largest provider of weighing instruments for use in laboratory, industrial and food retailing applications. We are also a leading provider of analytical instruments for use in life science, reaction engineering and real-time analytic systems used in drug and chemical compound development and process analytics instruments used for in-line measurement in production processes. In addition, we are the largest supplier of end-of-line inspection systems used in production and packaging for food, pharmaceutical and other industries.

Our business is geographically diversified, with net sales in 2009 derived 41% from Europe, 35% from North and South America and 24% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.

Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in 1997.

Business Segments

We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. See Note 17 to the audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations — by Operating Segment” included herein for detailed results by segment and geographic region.

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

Laboratory Instruments

We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 46% of our net sales in 2009 and 44% in both 2008 and 2007.

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

Recently, we introduced Quantos, an automated powder dosing solution for small sample sizes, which is controlled and monitored by the balance. The first step in sample preparation for analytical methods is precise weighing of substances, which has traditionally been done by hand using a spatula. The Quantos dosing system offers automated measuring performance of 200 grams to 0.005 milligrams.

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

Industrial Instruments

We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food and other industries. In addition, we manufacture metal detection and other end-of-line inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 42% of our net sales in 2009 and 43% in both 2008 and 2007.

Industrial Weighing Instruments

We offer a comprehensive line of industrial scales and balances, such as bench scales and floor scales, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to weighing packages. Our products are used in a wide range of applications, such as counting applications and in formulating and mixing ingredients.

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

Product Inspection

Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line inspection systems (e.g., for use in food processing and packaging, pharmaceutical and other industries). We are a leading global provider of metal detectors, x-ray visioning equipment and checkweighers that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which enter the manufacturing process for similar reasons. Our x-ray systems can also detect metal in metallized containers and can be used for mass control. Checkweighers are used to control the filling content of packaged goods such as food, pharmaceuticals and cosmetics. Both x-ray and metal detection systems may be used together with checkweighers as components of integrated packaging lines. We also provide vision inspection solutions that provide in-line inspection of package quality and content and enable our customers to implement traceability and serialization tracking, which are needs for food and beverage, consumer goods and pharmaceutical companies. FreeWeigh.Net is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers’ enterprise resource planning and/or process control systems.

Retail Weighing Solutions

Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. Customer benefits are in the areas of pricing, merchandising, inventory management and regulatory compliance. Our instruments have been expanded to allow in-store marketing which permits customers to make more decisions at the point of sale. The retail business accounted for approximately 12% of our net sales in 2009 and 13% in both 2008 and 2007.

Retail Software

Our subsidiary SofTechnics provides retail software for in-store item and inventory management solutions. SofTechnics’ offerings complement our retail weighing solutions to food retailers by providing the full scope of real-time item management. Retailers can then match local store inventory levels with local customer demand. Our instruments have been expanded to allow in-store marketing which permits customers to make more decisions at the point of sale.

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

We have a diversified customer base, with no single customer accounting for more than 1% of 2009 net sales.

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

We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2009, our sales and services group consisted of approximately 5,300 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 35 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.

Service

Our service business remains successful with a focus on repair services as well as further expansion of our offerings to include value-added services for a range of market needs, including regulatory compliance qualification, calibration, certification and preventative maintenance. We have a unique offering to our pharmaceutical customers in promoting use of our instruments in compliance with FDA regulations, and we can provide these services regardless of the customer’s location around the world. This global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, repairs and replacement parts) accounted for approximately 25% of our net sales in 2009, 22% in 2008 and 23% in 2007. A significant portion of this amount is derived from the sale of replacement parts.

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

Research and Development

We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $284.3 million in research and development ($89.7 million in 2009, $102.3 million in 2008 and $92.4 million in 2007). In 2009, we spent approximately 5.2% of net sales on research and development. Our research and development efforts fall into two categories:

•	technology advancements, which generate new products and increase the value of our products. These advancements may be in the form of enhanced or new functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means, which allow us to design products more specific to the needs of the industries we serve, and

•	cost reductions, which reduce the manufacturing cost of our products through better overall design.

We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have approximately 1,000 employees in research and development and product engineering in countries around the globe.

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

Employees

Our total workforce including employees and temporary personnel as of December 31, 2009, was approximately 10,400 throughout the world, including approximately 4,100 in Europe, 3,000 in North and South America and 3,300 in Asia and other countries.

We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.

Blue Ocean Program

“Blue Ocean” refers to our program to establish a new global operating model, with standardized, automated and integrated processes, with high levels of global data transparency. It will encompass a new enterprise architecture, with a global, single instance ERP system. Within our IT systems we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes will proceed on a staggered basis over a several year period with the initial go-live rollout occurring in early 2010. We expect capitalized project costs in the first phase to exceed $100 million, and expect our annual capital expenditures will continue to be approximately $60 million until Blue Ocean is completed. These amounts may change based upon fluctuations in currency exchange rates. We expect the return on this investment when complete to include reduced operating costs and working capital requirements.

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

Factors Affecting Our Future Operating Results

The majority of our business is derived from companies in developed countries. The current economic downturns or recessions in these countries may continue to adversely affect our operating results.

Although the percentage of our sales coming from emerging markets is growing, the majority of our business is still derived from companies in developed countries. Because our customers often decrease or delay capital expenditures in difficult economic times, economic downturns or recessions in developed countries adversely affect our operating results. During 2009 we have experienced significant decreases and delays in customer expenditures, which may continue and possibly worsen. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. These conditions would reduce our revenues and profitability.

We are subject to certain risks associated with our international operations and fluctuating conditions in emerging markets.

We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for $232.6 million of sales to external customers and $69.4 million of segment profit. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•	nationalization of private enterprises may result in the confiscation of assets as we hold significant assets around the world in the form of property, plant and equipment, inventory and accounts receivable, as well as $40.1 million of cash at December 31, 2009 in our Chinese subsidiaries;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including tax disputes, imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	other uncertain local economic, political and social conditions, including hyper-inflationary conditions or periods of low or no productivity growth.

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

Economic conditions in emerging markets deteriorated significantly during 2009 and experienced recessionary trends, particularly in Eastern Europe. Certain emerging markets have also experienced severe currency devaluations and inflationary prices. Economic problems in individual markets can also spread to other economies, adding to the adverse conditions we may face in emerging markets. We remain committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. However, we expect fluctuating economic conditions may continue to affect our results of operations in these markets for the foreseeable future.

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

A number of countries have recently experienced outbreaks of the H1N1 influenza (swine flu). A number of countries in the Asia Pacific region have also experienced outbreaks of SARS and/or avian influenza (bird flu) in recent years. Despite the implementation of certain precautions, we are susceptible to such outbreaks. As a result of such outbreaks, businesses can be shut down and individuals can become ill or quarantined. Outbreaks of infectious diseases such as these, particularly in North America, Europe, China or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business or prospects. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

We also are in the process of implementing our Blue Ocean program, a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. The implementation of this program will proceed on a staggered basis over a several year period with the initial go-live rollout occurring in early 2010. If the implementation of any unit is flawed, we could suffer interruptions in operations and customer-facing activities which could harm our reputation and financial condition, lose data, experience reduced functionality or have delays in reporting financial information. It may take us longer to implement the Blue Ocean program than we have planned for, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation of Blue Ocean will increase our reliance on a single information technology system which would have greater consequences should we experience a system disruption.

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

As of December 31, 2009, our consolidated balance sheet included goodwill of $441.0 million and other intangible assets of $105.3 million.

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. In preparing the valuation models we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The significant estimates and assumptions within our fair value models include sales growth, controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.

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

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. In recent years, we have seen higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.1 million to $1.4 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, Eastern Europe,

Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2009, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $7.1 million in the reported U.S. dollar value of the debt.

We have substantial debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.

We have substantial debt and we may incur substantial additional debt in the future. As of December 31, 2009, we had total indebtedness of approximately $208.5 million, net of cash of $85.0 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.

The existence and magnitude of our debt could have important consequences. For example, it could make it more difficult for us to satisfy our obligations under our debt instruments; require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements; increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs; limit our ability to respond to business opportunities; limit our ability to borrow additional funds, which may be necessary; and subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt instruments.

In the current difficult environment, our creditors can be expected to strictly enforce the terms of our debt instruments. Although we believe we are currently in compliance with all requirements under the agreements governing our debt, if we fail to comply in the future with a requirement, our access to our credit facility and ability to borrow further may be limited. In such circumstances, we may not be able to refinance our existing debt or only be able to do so at significantly higher costs.

The agreements governing our debt impose restrictions on our business.

The indenture and note purchase agreement governing our senior notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens and consolidate, merge, sell or lease all or substantially all of our assets. Our credit facility and the note purchase agreement governing our senior notes also require us to meet certain financial ratios.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and are subject to the risks in this section. The breach of any of these covenants or restrictions could result in a default under the indenture or note purchase agreement governing the senior notes and/or under our credit facility. An event of default under the agreements governing our debt would permit holders of our debt to declare all amounts owed to them under such agreements to be immediately due and payable. Acceleration of our other indebtedness may cause us to be unable to make interest payments on the senior notes and repay the principal amount of the senior notes.

The lenders under our credit agreement may be unable to meet their funding commitments, reducing the amount of our borrowing capacity.

We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $950 million. Our credit facility is provided by a group of 20 financial institutions, who individually have between 1% and 11% of the total funding commitment. At December 31, 2009, we had borrowings of $91.1 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available.

Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in the Company being unable to borrow the full $950 million.

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

In providing guidance on our future earnings our management evaluates our budgets, our strategic plan and certain factors relating to our business. This evaluation requires management to make several key assumptions relating to both external and internal factors. Some of the key external assumptions include:

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

These internal assumptions may also prove to be incorrect over time. For example, with respect to our ability to realize our planned price increases without disturbing our customer base in core markets, in certain markets, such as emerging markets, price tends to be a more significant factor in customers’ decisions to purchase our products. Furthermore, we can have no assurance that our cost reduction programs will generate adequate cost savings. Additionally, it may become necessary to take additional restructuring actions resulting in additional restructuring costs.

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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Cambridge, England	Owned	Western European Operations
Manchester, England	Leased	Western European Operations
Viroflay, France (two facilities)	Building Owned	Western European Operations
Building Leased
Albstadt, Germany	Owned	Western European Operations
Giessen, Germany	Owned	Western European Operations
Oslo, Norway	Leased	Western European Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio	Owned	U.S. Operations
Oakland, California	Leased	U.S. Operations
Bedford, Massachusetts	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (three facilities)	Buildings Owned;	Chinese Operations
Land Leased
Mumbai, India (two facilities)	Buildings Leased	Other Operations

Item 3.	Legal Proceedings

We are not currently involved in any legal proceeding which we believe could have a material adverse effect upon our financial condition, results of operations or cash flows. See the disclosure above under “Environmental Matters.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

See Part III, Item 10 of this annual report for information about our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “MTD.” The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the quarters indicated.

	Common Stock Price
	Range
	High	Low

2009
Fourth Quarter	$106.24	$89.20
Third Quarter	$92.92	$75.33
Second Quarter	$78.25	$51.64
First Quarter	$70.35	$45.72
2008
Fourth Quarter	$98.33	$60.64
Third Quarter	$109.16	$92.60
Second Quarter	$105.01	$94.05
First Quarter	$112.37	$87.51

Holders

At February 1, 2010, there were 105 holders of record of common stock and 33,775,774 shares of common stock outstanding. We estimate we have approximately 42,000 beneficial owners of common stock.

Dividend Policy

Historically we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share buyback program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.

Share Performance Graph

The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2004 through December 31, 2009 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index) and the SIC Code 3826 Index — Laboratory Analytical Instruments. Historically, we have not paid dividends on our common stock. However, the Company will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share buyback program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

	12-31-04	12-31-05	12-31-06	12-31-07	12-31-08	12-31-09
Mettler-Toledo	$100	$108	$154	$222	$131	$205
S&P 500 Index	$100	$105	$121	$128	$81	$102
SIC Code 3826 Index	$100	$99	$123	$163	$100	$139

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value (in thousands) of
			Part of Publicly	Shares that may yet be
	Total Number of	Average Price Paid	Announced	Purchased under the
Period	Shares Purchased	per Share	Program	Program

October 1 to October 31, 2009	—	—	—	$416,591
November 1 to November 30, 2009	—	—	—	416,591
December 1 to December 31, 2009	58,800	$101.82	58,800	410,603

Total	58,800	$101.82	58,800	$410,603

We have a share repurchase program that was announced in February 2004. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. We have purchased 15.3 million common shares since the inception of the program through December 31, 2009, at a total cost of

$1.1 billion. As of December 31, 2009, there was $410.6 million remaining authorized for repurchases under the plan by December 31, 2010. The share repurchases are expected to be funded from existing cash balances, borrowings under existing credit arrangements or cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. Our share repurchase program was suspended in October 2008 and re-started in December 2009.

During the years ended December 31, 2009 and 2008, we spent $6.0 million and $224.5 million on the repurchase of 58,800 shares and 2,232,188 shares at an average price per share of $101.82 and $100.55, respectively.

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

	2009	2008	2007	2006	2005

Statement of Operations Data:
Net sales	$1,728,853	$1,973,344	$1,793,748	$1,594,912	$1,482,472
Cost of sales	839,516	980,263	897,567	804,480	752,153

Gross profit	889,337	993,081	896,181	790,432	730,319
Research and development	89,685	102,282	92,378	82,802	81,893
Selling, general and administrative	505,177	579,806	529,126	481,709	441,702
Amortization	11,844	10,553	11,682	11,503	11,436
Interest expense	25,117	25,390	21,003	17,492	14,880
Other charges (income), net(a)	32,752	8,981	(875)	(7,921)	20,224

Earnings before taxes	224,762	266,069	242,867	204,847	160,184
Provision for taxes(b)	52,169	63,291	64,360	47,315	51,282

Net earnings	$172,593	$202,778	$178,507	$157,532	$108,902

Basic earnings per common share:
Net earnings	$5.12	$5.92	$4.82	$3.93	$2.58
Weighted average number of common shares	33,716,353	34,250,310	37,025,209	40,065,951	42,207,777
Diluted earnings per common share:
Net earnings	$5.03	$5.79	$4.70	$3.86	$2.52
Weighted average number of common and common equivalent shares	34,290,771	35,048,859	37,952,923	40,785,708	43,285,121
Balance Sheet Data:
Cash and cash equivalents	$85,031	$78,073	$81,222	$151,269	$324,578
Working capital(c)	156,369	180,412	165,784	144,084	128,970
Total assets	1,718,787	1,664,056	1,678,214	1,587,085	1,669,773
Long-term debt	203,590	441,588	385,072	345,705	443,795
Other non-current liabilities(d)	189,593	183,301	162,583	143,526	135,160
Shareholders’ equity(e)	711,138	503,247	581,286	630,862	659,002

(a)	Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items. The 2009 and 2008 amounts include a $31.4 million and a $6.4 million restructuring charge, respectively, primarily related to severance costs. The 2005 amount includes a $21.8 million one-time litigation charge related to a $19.9 million non-cash write-off of an intellectual property license and $1.9 million of related legal costs.

(b)	The provision for taxes for 2009 includes a discrete tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. The provision for taxes for 2008 includes a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China and a discrete tax benefit of $3.5 million primarily related to the closure of certain tax matters. The provision for taxes for 2007 includes $1.1 million of discrete tax items. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily related to a tax law change in Germany. The provision for taxes for 2006 includes net tax benefits related to a legal reorganization that resulted in a reduction of the estimated annual effective tax rate from 30% to 27% and $8.0 million net of discrete tax items. The discrete items include a benefit of $2.9 million, net, associated with the legal reorganization and a benefit of $5.1 million from a favorable tax law change. The 2005 amount includes a net tax charge of $5.4 million related to earnings repatriation associated with the American Jobs Creation Act ($13.1 million) offset in part by the favorable resolution of certain tax contingencies ($7.7 million).

(c)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(d)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 13 to the audited consolidated financial statements.

(e)	No dividends were paid during the five-year period ended December 31, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2009 we experienced broad-based sales declines across most geographies and products related to adverse global economic conditions. Net sales in U.S. dollars decreased by 12% in 2009 and increased by 10% in 2008. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 10% in 2009 and increased 6% in 2008. Our future sales in local currencies may continue to be adversely affected by weak global economic conditions, although we also expect to continue to benefit from our strong leadership positions and the impact of our global sales and marketing initiatives. Examples include identifying and investing in growth opportunities, improving our lead generation and nurturing processes, better penetrating our market segments and more effectively pricing our products and services. While we believe previous year financial comparisons will improve during 2010, it is currently difficult to predict the extent to which our results may be adversely affected in this uncertain environment.

With respect to our end-user markets, we experienced decreased results during 2009 in our laboratory-related end-user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies, food and beverage companies and universities. Demand from these markets decreased during 2009 related to the previously mentioned global economic slowdown, particularly in the Americas and Europe.

Our industrial markets, especially core-industrial products, were particularly impacted negatively by the global economic slowdown due to reduced production capacity for domestic and export markets. Reduced demand in our industrial markets was experienced globally, including in our emerging markets. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. Local currency sales growth in our industrial emerging markets improved during the fourth quarter of 2009 and we anticipate future sales in emerging markets will continue to improve as compared to 2009 absent a further deterioration in global economic conditions. However, we expect reduced demand in our developed industrial markets may continue during 2010.

In our food retail end markets, we also experienced decreased results during 2009 related to the global economic slowdown as well as strong project activity in Europe during the previous year. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity or new regulation. Similar to our industrial business, emerging markets have also historically provided growth as the expansion of local emerging market economies creates a significant number of new retail stores each year.

In 2010, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:

Gaining Market Share.  Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. We aim to achieve above-market sales growth by improving the productivity and effectiveness of our global sales and marketing processes. While this initiative is broad-based, efforts to improve these processes include increased segment marketing and leads generation and nurturing activities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force training and other sales and marketing topics. Our comprehensive service offerings also help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.

Expanding Emerging Markets.  Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East and Africa, account for approximately 28% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have over a 20-year track record in China, and our sales in Asia have grown more than 15% on a compound annual growth basis in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are pleased with our accomplishments in China and in recent years have expanded our territory coverage with new branch offices, additional dealers and more service professionals. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Local currency sales declined in emerging markets by 7% during 2009 versus the prior year related to weak global economic conditions. Sales declines were experienced in most countries, especially in Eastern Europe. Our Chinese industrial business also declined during 2009 due to reduced demand in domestic and export markets. Local currency sales growth in emerging markets improved during the fourth quarter of 2009 and we anticipate future sales will continue to improve as compared to 2009 absent a further deterioration in global economic conditions. To reduce costs, we also continue to shift more of our manufacturing to China where our three facilities manufacture for the local markets as well as for export.

Extending Our Technology Lead.  We continue to focus on product innovation. In the last three years, we spent approximately 5.2% of net sales on research and development. We seek to drive shorter product life cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software. In addition, we aim to create value for our customers by having an intimate knowledge of their processes via our significant installed product base. We recently introduced Quantos, our new automated powder dosing solution for small sample sizes, which is controlled and monitored by the laboratory balance.

Maintaining Cost Leadership.  In response to the global economic slowdown we initiated a global cost reduction program which has resulted in annualized savings of approximately $100 million. These savings are the result of reduced spending levels in most cost categories and also include workforce reductions (including employees and temporary personnel) of approximately 1,000 or 10% of our total workforce. We also continue to strive to improve our margins by reducing our cost structure. As previously mentioned, shifting production to China has been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.

Pursuing Strategic Acquisitions.  While we have not completed a significant acquisition since 2001, acquisitions remain part of our growth strategy. We seek to pursue acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We have identified life sciences, product inspection and process analytics as three key areas for acquisitions. We also continue to pursue “bolt-on” acquisitions. For example, during the first quarter of 2010, we acquired our pipette distributor in the United Kingdom and during the fourth quarter of 2009, we also acquired a leader of vision inspection technology that we will integrate with our end-of-line packaging inspection systems product offering.

Results of Operations — Consolidated

Net sales

Net sales were $1,728.9 million for the year ended December 31, 2009, compared to $1,973.3 million in 2008 and $1,793.7 million in 2007. In U.S. dollars, this represents a decrease in 2009 of 12% and an increase in 2008 of 10%. In local currencies, net sales decreased 10% in 2009 and increased 6% in 2008.

In 2009, our net sales by geographic destination decreased in local currencies by 11% in the Americas, 14% in Europe and 2% in Asia/Rest of World. A discussion of sales by operating segment is included below.

As described in Note 17 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.

Net sales of products decreased by 15% in 2009 in U.S. dollars and increased by 10% in 2008. In local currencies, net sales of products decreased by 13% in 2009 and increased by 7% in 2008. Service revenue (including spare parts) decreased in 2009 by 4% and increased in 2008 by 8% in U.S. dollars. In local currencies, service revenue was flat in 2009 and increased by 5% in 2008.

Net sales of our laboratory-related products decreased by 7% in local currencies during 2009 principally driven by a sales decline in most product categories in Europe and the Americas.

Net sales of our industrial-related products decreased by 12% in local currencies during 2009. We experienced a significant decline in sales across most geographies and product categories, especially our core-industrial products.

In our food retailing markets, net sales decreased by 15% in local currencies during 2009 compared to the previous year primarily due to decreased sales in the U.S. and Europe. The decline in Europe was partly related to strong project activity in 2008.

As discussed above, global economic conditions continue to be uncertain. While we believe prior period comparisons will improve during 2010, it remains difficult to predict the extent to which our future results may be adversely affected in this uncertain environment.

Gross profit

Gross profit as a percentage of net sales was 51.4% for 2009, compared to 50.3% for 2008 and 50.0% for 2007.

Gross profit as a percentage of net sales for products was 55.2% for 2009, compared to 54.2% for 2008 and 53.8% for 2007. Gross profit as a percentage of net sales for services (including spare parts) was 39.8% for 2009, compared to 36.8% for 2008 and 36.9% for 2007.

The increase in gross profit as a percentage of net sales reflects benefits from reduced material costs, increased pricing and favorable product mix. These benefits were partially offset by the negative impact of decreased sales volume in excess of our reduced production costs.

Research and development and selling, general and administrative expenses

Research and development expenses as a percentage of net sales were 5.2% for both 2009 and 2008 and 5.1% for 2007. Research and development expenses decreased by 11% in 2009 and increased by 4% in 2008 in local currencies. Our research and development spending levels reflect reduced project activity and the impact of our cost reduction program.

Selling, general and administrative expenses as a percentage of net sales decreased to 29.2% for 2009, compared to 29.4% for 2008 and 29.5% for 2007. Selling, general and administrative expenses decreased by 11% in 2009 and increased by 5% in 2008 in local currencies. The decrease is primarily due to benefits from our cost reduction activities and reduced performance-related compensation (bonus and commission) costs. The increase in selling, general and administrative expenses in 2008 compared to 2007 is primarily due to increased sales and marketing investments, especially in China and other emerging market countries and expenses associated with product launches. Selling, general and administrative expenses during 2008 also included severance expense, partially offset by a gain associated with an asset sale.

Other charges (income), net

Other charges (income), net consisted of net charges of $32.8 million in 2009, compared to net charges of $9.0 million in 2008 and other income, net of $0.9 million in 2007. Other charges (income), net consisted primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net in 2009 and 2008 includes restructuring charges of $31.4 million and $6.4 million, respectively, related to our global cost reduction program as further described below. Other charges (income), net for 2008 compared to 2007 was also impacted by unfavorable foreign currency fluctuations and reduced interest income associated with lower cash balances.

During the fourth quarter of 2008, we initiated a global cost reduction program. During the first quarter of 2009, we revised the program to include further cost reductions. Charges under the program primarily comprise severance costs of approximately $40 million, of which $31.4 million was recorded in other charges (income), net during the year ended December 31, 2009 and $6.4 million was recognized during the fourth quarter of 2008. Under the program, our workforce (including employees and temporary personnel) has been reduced by approximately 1,000. As a result of the reduction in workforce, our personnel costs will be reduced by approximately $65 million on an annual basis. We expect total cost savings from our global cost reduction program to be approximately $100 million on an annual basis.

Interest expense and taxes

Interest expense was $25.1 million for 2009, compared to $25.4 million for 2008 and $21.0 million for 2007. The 2009 amount includes charges associated with the tender offer of our 4.85% Senior Notes and other financing costs as well as costs associated with our interest rate swap agreements. These costs were offset by lower average debt balances. The increase in 2008 is due primarily to increased borrowings compared to 2007.

During 2009, we recorded a discrete net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. In 2008, we recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China and discrete tax items resulting in a net tax benefit of $3.5 million primarily related to the closure of certain tax matters. During 2007, we recorded certain discrete tax items that resulted in a net tax benefit of $1.1 million. The discrete items include a benefit of $3.4 million related to a favorable resolution of certain tax matters and other adjustments related to prior years, which were partially offset by a charge of $2.3 million primarily due to a tax law change in Germany.

Our annual effective tax rate was 23%, 24% and 27% for 2009, 2008 and 2007, respectively. The previously described discrete tax items had the effect of lowering our annual effective tax rate by 4% in 2009 and 2% in 2008.

Results of Operations — by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 17 to our consolidated financial statements.

U.S. Operations (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net sales	$597,172	$682,282	$671,869	(12)%	2%
Net sales to external customers	$548,677	$622,692	$614,735	(12)%	1%
Segment profit	$107,961	$113,390	$104,913	(5)%	8%

(1)	Represents U.S. dollar growth for net sales and segment profit.

The decrease in total net sales and net sales to external customers during 2009 reflects declines across most product categories related to the global economic slowdown, particularly core-industrial and food retailing products.

Segment profit decreased by $5.4 million in our U.S. Operations segment during 2009, compared to an increase of $8.5 million during 2008. The decrease in segment profit in 2009 was primarily due to a decline in sales volume offset in part by benefits from our cost reduction efforts. We also recorded a $1.8 million gain from the receipt of a previously reserved note receivable during 2009.

Swiss Operations (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net sales	$396,269	$442,054	$391,042	(10)%	13%
Net sales to external customers	$107,472	$126,476	$109,867	(15)%	15%
Segment profit	$82,954	$85,363	$79,491	(3)%	7%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency decreased by 11% in 2009 and increased by 2% in 2008. Net sales to external customers in local currency decreased by 15% in 2009 and increased by 4% in 2008. The decrease in sales to external customers during 2009 reflects declines across most product categories related to the global economic slowdown, especially food retailing products, analytical instruments and core-industrial products.

Segment profit decreased by $2.4 million in our Swiss Operations segment during 2009, compared to an increase of $5.9 million during 2008. The decrease in segment profit during 2009 reflects the decline in sales and unfavorable currency translation fluctuations, offset in part by benefits from our cost reduction efforts.

Western European Operations (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net sales	$650,250	$762,717	$691,736	(15)%	10%
Net sales to external customers	$574,109	$679,083	$614,268	(15)%	11%
Segment profit	$72,384	$71,124	$60,164	2%	18%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency decreased by 9% in 2009 and increased by 6% in 2008. Net sales to external customers in local currency decreased by 10% in 2009 and increased by 5% in 2008. The decrease in 2009 reflects declines across most product categories related to the global economic slowdown, particularly core-industrial and retail products.

Segment profit increased by $1.3 million in our Western European Operations segment during 2009, compared to an increase of $11.0 million in 2008. The increase in segment profit in 2009 reflects benefits from our cost reduction efforts and favorable currency translation fluctuations, partially offset by the decline in sales volume. In addition, our Western European operations incurred severance expense of $5.1 million during 2008.

Chinese Operations (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net sales	$303,614	$317,040	$254,510	(4)%	25%
Net sales to external customers	$232,643	$228,890	$168,261	2%	36%
Segment profit	$69,386	$59,027	$57,481	18%	3%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency decreased by 6% in 2009 and increased by 14% in 2008. Net sales to external customers in local currency was flat in 2009 and increased by 24% in 2008. The change in 2009 total net sales reflects declines in sales of core-industrial products, partially offset by sales growth in our laboratory and product inspection products. Total net sales growth in local currency increased 14% during the fourth quarter of 2009 and we anticipate improved sales during 2010 as compared to 2009 absent a further deterioration in global economic conditions.

Segment profit increased by $10.4 million in our Chinese Operations segment during 2009, compared to an increase of $1.5 million in 2008. The increase in segment profit in 2009 is primarily due to benefits from our cost reduction efforts, partially offset by decreased sales.

Other (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Net sales	$269,926	$321,480	$290,330	(16)%	11%
Net sales to external customers	$265,952	$316,203	$286,617	(16)%	10%
Segment profit	$23,654	$28,809	$29,887	(18)%	(4)%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in local currency decreased by 13% in 2009 and increased by 9% in 2008. Net sales to external customers in local currency decreased 13% in 2009 and increased 9% in 2008. This performance primarily reflects decreased sales in Eastern European, Canada and Japan.

Segment profit decreased $5.2 million in our Other segment during 2009, compared to a decrease of $1.1 million during 2008. The decrease in segment profit during 2009 relates primarily to declines in net sales, especially in Eastern European, offset in part by benefits from our cost reductions efforts.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions. In light of the economic downturn and instability in the financial markets, we have taken a more conservative posture towards the utilization of our cash flow and capital structure. This included the suspension of our share repurchase program in October 2008, which was re-started in December 2009. Global economic conditions continue to be uncertain and our ability to generate cash flows may be reduced by a prolonged global economic slowdown.

Cash provided by operating activities totaled $232.6 million in 2009, compared to $223.1 million in 2008 and $227.7 million in 2007. The increase in 2009 resulted principally from decreased incentive payments of $15.4 million related to 2008 performance-related compensation incentives (bonus payments) and reduced accounts receivable and inventory balances, offset in part by lower net earnings and cash payments of $22.2 million related to our restructuring program. The decrease in 2008 resulted principally from reduced accounts payable balances of $15.9 million from the beginning of the year versus increased balances of $26.4 million during the previous year which was largely attributable to strong December 2007 business activity. The decrease in 2008 cash provided by operating activities was also attributable to higher payments of approximately $10.9 million related to 2007 performance-related compensation incentives (bonus payments) that were paid during 2008 and the timing of tax disbursements of $21.9 million. These items were offset in part by higher net earnings of $24.3 million compared to the corresponding period in 2007. We also made $11.5 million, $5.0 million and $7.7 million of voluntary incremental pension contributions in 2009, 2008 and 2007, respectively.

Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $60.0 million in 2009, $61.0 million in 2008 and $47.5 million in 2007. Our capital expenditures in 2009 included approximately $35.1 million of investments directly related to our Blue Ocean multi-year program of information technology investment compared with $16.2 million in 2008 and $5.0 million in 2007. Our capital expenditures in 2007 included $7.1 million of investments related to our new Chinese facility. We expect that our annual capital expenditures will continue to be approximately $60 million until Blue Ocean is completed. These amounts may change based upon fluctuations in currency exchange rates.

Cash flows used in financing activities during 2009 included proceeds of $100 million from the issuance of our 6.30% Senior Notes and payments of $0.7 million of debt issuance costs. We also made payments to repurchase $75 million of our 4.85% Senior Notes and paid $1.6 million in debt extinguishment costs and other financing charges in connection with our tender offer. Cash flows used in financing activities during 2008 included $3.3 million of financing fees related to the closing of our $950 million credit facility during 2008. As further described below, in accordance with our share repurchase plan, we purchased 58,800 shares and 2,232,188 shares in the amount of $6.0 million and $224.5 million during 2009 and 2008, respectively.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the fourth quarter of 2009, we spent approximately $14.3 million, plus contingent consideration up to a maximum of $7.8 million, for a leader in vision technology that we will integrate into our end-of-line packaging inspection systems product offering. During the first quarter of 2010 we also spent approximately $12.5 million, plus contingent consideration up to a maximum of $2.0 million, relating to the acquisition of our pipette distributor in the U.K.

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

The 6.30% Senior Notes mature on June 25, 2015. Interest is payable semi-annually in June and December. We may at any time prepay the 6.30% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest plus a “make-whole” prepayment premium. In the event of a change in control (as defined in the Agreement) of the Company, we may be required to offer to prepay the 6.30% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires us to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The Agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2009.

Under the terms of the offering, we may sell additional Senior Notes at our discretion in an aggregate amount not to exceed $600 million. Such additional Senior Notes would rank equally with our unsecured indebtedness.

Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.

4.85% Senior Notes & Tender Offer

In November 2003, we issued $150 million of 4.85% unsecured Senior Notes due November 15, 2010 (“4.85% Senior Notes”). The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes.

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

On May 6, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.85% Senior Notes due November 15, 2010. The tender offer, which expired May 12, 2009, resulted in the repurchase of $75 million of the principal balance of the 4.85% Senior Notes. In connection with the tender, we recorded a charge of $1.5 million, which included a premium of $0.9 million, unamortized discount and debt issuance fees of $0.2 million and certain third party costs of $0.4 million. These changes were recorded in interest expense in the consolidated statement of operations.

Credit Agreement

On August 15, 2008, we entered into a $950 million Credit Agreement (the “Credit Agreement”), which replaced our $450 million Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement is provided by a group of financial institutions (similar to our Prior Credit Agreement) and has a maturity date of August 15, 2013. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.

Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our senior unsecured credit ratings, which was, as of December 31, 2009, set at LIBOR plus 0.70% (based on ratings of “BBB” by Standard & Poor’s and “Baa2” by Moody’s). We must also pay facility fees that are tied to our credit ratings. The Credit Agreement contains covenants, with which the Company was in compliance as of December 31, 2009, which include maintaining a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.25 to 1.0. The Credit Agreement also places certain limitations on us, including limiting our ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. We capitalized $3.3 million in financing fees during 2008 associated with the Credit Agreement which are amortized to interest expense through 2013. As of December 31, 2009, approximately $853.4 million was available under the facility.

Our short-term borrowings and long-term debt consisted of the following at December 31, 2009:

		Other Principal
	U.S. Dollar	Trading Currencies	Total

4.85% $75 million Senior Notes (net of unamortized discount)	$75,831	$—	$75,831
6.30% $100 million Senior Notes	100,000	—	100,000
$950 million Credit Agreement	53,937	37,129	91,066
Other local arrangements	—	26,661	26,661

Total debt	229,768	63,790	293,558
Less: current portion	(75,831)	(14,137)	(89,968)

Total long-term debt	$153,937	$49,653	$203,590

Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

At December 31, 2009, we were in compliance with all covenants set forth in our 6.30% Senior Notes, 4.85% Senior Notes and Credit Agreement. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.

We currently believe that cash flow from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

Contractual Obligations

The following summarizes certain of our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Short and long-term debt	$293,558	$89,968	$12,524	$91,066	$100,000
Interest on debt	54,540	13,733	21,773	15,971	3,063
Non-cancelable operating leases	101,261	30,226	38,991	19,235	12,809
Pension and post-retirement funding(1)	19,121	19,121	—	—	—
Purchase obligations	75,810	51,225	24,197	388	—

Total(1)	$544,290	$204,273	$97,485	$126,660	$115,872

(1)	In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for periods beyond 2009 for income taxes and beyond 2010 for pension and post-retirement funding.

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

Share Repurchase Program

We have a share repurchase program that was announced in 2004. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. As of December 31, 2009, there were $410.6 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. In light of the economic downturn and instability in the financial markets, we have taken a more conservative posture towards the utilization of our cash flow and capital structure. This included the suspension of our share repurchase program in October 2008, which was re-started in December 2009. We have purchased 15.3 million shares since the inception of the program through December 31, 2009.

During the years ended December 31, 2009 and 2008, we spent $6.0 million and $224.5 million on the repurchase of 58,800 shares and 2,232,188 shares at an average price per share of $101.82 and $100.55, respectively. In addition, $5.2 million relating to the settlement of shares repurchased as of December 31, 2007 were cash settled during 2008. We reissued 263,750 shares and 139,780 shares held in treasury for the exercise of stock options during 2009 and 2008, respectively.

We also reissued 6,467 shares and 16,760 shares held in treasury during 2009 and 2008, respectively, pursuant to our 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Off-Balance Sheet Arrangements

Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. In recent years, we have seen higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.1 million to $1.4 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2009, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $7.1 million in the reported U.S. dollar value of the debt.

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

We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis and to hedge certain forecasted intercompany sales. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of these contracts was a $1.7 million gain at December 31, 2009. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (primarily U.S. dollar, Swiss franc and British pound) declined by 10%, the fair value of these instruments would decrease by $1.5 million at December 31, 2009. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”

We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a net gain of $3.5 million at December 31, 2009. Based on our agreements outstanding at December 31, 2009, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $8.8 million. Conversely, a 100-basis-point decrease in interest rates would result in a $9.3 million decrease in the net aggregate market value of these instruments at December 31, 2009. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.

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

Employee benefit plans

The net periodic pension cost for 2009 and projected benefit obligation as of December 31, 2009 was $4.8 million and $119.9 million, respectively, for our U.S. pension plans and $10.8 million and $600.1 million, respectively, for our international pension plans. The net periodic post-retirement cost for 2009 and expected post-retirement benefit obligation as of December 31, 2009 for our U.S. post-retirement medical benefit plan was $0.2 million and $14.5 million, respectively.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2009, the weighted average return on assets assumption was 8.25% for the U.S. plan and 5.15% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $5.1 million after tax.

The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2009, the average discount rate assumption was 6.25% for the U.S. plans and 3.95% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $1.3 million after tax.

We made voluntary incremental funding payments of $11.5 million, $5.0 million and $7.7 million in 2009, 2008 and 2007, respectively, to increase the funded status of our pension plans. In the future, we may make additional mandatory or discretionary contributions to our plan or we could be required to make additional cash funding payments.

Equity-based compensation

We also have an equity incentive plan that provides for the grant of stock options, restricted stock, restricted stock units and other equity-based awards which are accounted for and recognized in the consolidated statement of operations based on the grant-date fair value of the award. This methodology yields an estimate of fair value based in part on a number of management estimates, the most significant of which include future volatility and estimated option lives. Changes in these assumptions could significantly impact the estimated fair value of stock options.

Trade accounts receivable

As of December 31, 2009 trade accounts receivable were $313.0 million, net of a $12.4 million allowance for doubtful accounts.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.

Inventories

As of December 31, 2009, inventories were $168.0 million.

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

Goodwill and other intangible assets

As of December 31, 2009, our consolidated balance sheet included goodwill of $441.0 million and other intangible assets of $105.3 million.

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The most significant of these estimates and assumptions within our fair value models include estimated cash flows resulting from estimates of sales growth and controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.

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

Income taxes

Income tax expense and deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income, or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and we currently believe that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently invested.

The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $224.8 million for the year ended December 31, 2009, each increase of $2.2 million in tax expense would increase our effective tax rate by 1%.

Revenue recognition

Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, we do not sell software products without the related hardware instrument as the software is embedded in the instrument. Our products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent our solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we also defer revenue where installation is required, unless such installation is deemed perfunctory. We generally maintain the right to accept or reject a product return in our terms and conditions and we also maintain appropriate accruals for outstanding credits. Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon title transfer and risk of loss to our distributors. Distributor discounts are offset against revenue at the time such revenue is recognized. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.

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

Warranty

We generally offer one-year warranties on most of our products. Product warranties are recorded at the time revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure. If we experience claims or significant cost changes in material, freight and vendor charges, our cost of goods sold could be affected.

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

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued an attestation in their report on our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Robert F. Spoerry	54	Chairman of the Board of Directors
Olivier A. Filliol	43	President and Chief Executive Officer
William P. Donnelly	48	Chief Financial Officer
Peter Bürker	64	Head of Human Resources
Thomas Caratsch	51	Head of Laboratory
Hans-Peter von Arb	55	Head of Retail
Joakim Weidemanis	40	Head of Product Inspection
Urs Widmer	59	Head of Industrial

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

The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement.

Item 11.	Executive Compensation

The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the sections “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2009” in the 2010 Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions — None.

Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2010 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

Information appearing in the section “Audit Committee Report” in the 2010 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Date: February 9, 2010

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol Olivier A. Filliol	President and Chief Executive Officer

/s/ William P. Donnelly William P. Donnelly	Group Vice President and Chief Financial Officer (Principal financial and accounting officer)

/s/ Olivier A. Filliol Olivier A. Filliol	Director

/s/ Wah-Hui Chu Wah-Hui Chu	Director

/s/ Francis A. Contino Francis A. Contino	Director

/s/ Michael A. Kelly Michael A. Kelly	Director

/s/ Martin Madaus Martin Madaus	Director

/s/ Hans Ulrich Maerki Hans Ulrich Maerki	Director

/s/ George M. Milne George M. Milne	Director

/s/ Thomas P. Salice Thomas P. Salice	Director

/s/ Robert F. Spoerry Robert F. Spoerry	Director

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Company(1)
3.2		Amended By-laws of the Company, effective as of February 8, 2007(2)
4.6		Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares(3)
10.1		Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JP Morgan Chase, N.A., J.P. Morgan Securities Inc. and Banc of America Securities LLC and certain other financial institutions, dated as of August 15, 2008(4)
10.11		Indenture, dated as of November 12, 2003(12)
10.12		Note Purchase Agreement dated as of June 25, 2009 by and among Mettler-Toledo International Inc. and Connecticut General Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, American Investors Life Insurance Company, Aviva Life and Annuity Company, Bankers Life and Casualty Company, Conseco Life Insurance Company, Conseco Health Insurance Company and Colonial Penn Life Insurance Company(14)
10.20		1997 Amended and Restated Stock Option Plan(5)
10.21		Amendment to the 1997 Amended and Restated Stock Option Plan(6)
10.22		Mettler-Toledo International Inc. 2004 Equity Incentive Plan(7)
10.23		Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(8)
10.31		Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(9)
10.32		Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(9)
10.51		Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(10)
10.52		Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53		Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(10)
10.54		Employment Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of November 5, 2001(11)
10.55		Employment Agreement between Joakim Weidemanis and Mettler-Toledo International Inc., dated as of May 23, 2005(13)
10.56		Employment Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated as of April 11, 2006(13)
10.57		Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(8)
10.58		Form of Tax Equalization Agreement between Messrs. Bürker, Caratsch, Filliol, Spoerry, von Arb and Widmer and Mettler-Toledo International Inc., dated October 10, 2007(8)
21	*	Subsidiaries of the Company
23	.1*	Consent of PricewaterhouseCoopers LLP
31	.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 10-K dated February 16, 2007

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K/A filed on August 29, 2002

(4)	Incorporated by reference to the Company’s Report on Form 8-K dated August 15, 2008

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

(6)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

(7)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(9)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(10)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(12)	Incorporated by reference to the Company’s Report on Form 10-K dated March 15, 2004

(13)	Incorporated by reference to the Company’s Report on Form 10-Q dated July 28, 2006

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated June 25, 2009

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Mettler-Toledo International Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  Pricewaterhousecoopers LLP
PricewaterhouseCoopers LLP

Columbus, Ohio
February 9, 2010

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2009	2008	2007

Net sales
Products	$1,304,713	$1,532,823	$1,387,519
Service	424,140	440,521	406,229

Total net sales	1,728,853	1,973,344	1,793,748
Cost of sales
Products	583,998	701,642	641,232
Service	255,518	278,621	256,335

Gross profit	889,337	993,081	896,181
Research and development	89,685	102,282	92,378
Selling, general and administrative	505,177	579,806	529,126
Amortization	11,844	10,553	11,682
Interest expense	25,117	25,390	21,003
Other charges (income), net	32,752	8,981	(875)

Earnings before taxes	224,762	266,069	242,867
Provision for taxes	52,169	63,291	64,360

Net earnings	$172,593	$202,778	$178,507

Basic earnings per common share:
Net earnings	$5.12	$5.92	$4.82
Weighted average number of common shares	33,716,353	34,250,310	37,025,209
Diluted earnings per common share:
Net earnings	$5.03	$5.79	$4.70
Weighted average number of common and common equivalent shares	34,290,771	35,048,859	37,952,923

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$85,031	$78,073
Trade accounts receivable, less allowances of $12,399 in 2009 and $11,965 in 2008	312,998	348,614
Inventories	168,042	170,613
Current deferred tax assets, net	34,225	35,756
Other current assets and prepaid expenses	45,811	37,809

Total current assets	646,107	670,865
Property, plant and equipment, net	316,334	285,008
Goodwill	440,950	424,426
Other intangible assets, net	105,284	96,295
Non-current deferred tax assets, net	95,688	92,958
Other non-current assets	114,424	94,504

Total assets	$1,718,787	$1,664,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$103,160	$111,442
Accrued and other liabilities	91,907	81,118
Accrued compensation and related items	96,359	115,430
Deferred revenue and customer prepayments	63,292	51,665
Taxes payable	38,686	44,507
Current deferred tax liabilities	11,303	8,218
Short-term borrowings	89,968	12,492

Total current liabilities	494,675	424,872
Long-term debt	203,590	441,588
Non-current deferred tax liabilities	119,791	111,048
Other non-current liabilities	189,593	183,301

Total liabilities	1,007,649	1,160,809
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 33,851,124 and 33,595,303 shares at December 31, 2009 and 2008, respectively	448	448
Additional paid-in capital	574,034	559,772
Treasury stock at cost (10,934,887 shares in 2009 and 11,190,708 shares in 2008)	(857,130)	(873,601)
Retained earnings	1,009,995	848,489
Accumulated other comprehensive (loss) income	(16,209)	(31,861)

Total shareholders’ equity	711,138	503,247

Total liabilities and shareholders’ equity	$1,718,787	$1,664,056

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total

Balance at December 31, 2006	38,430,124	$448	$528,863	$(374,819)	$493,691	$(17,321)	$630,862
Exercise of stock options and restricted stock units	593,090	—	—	37,025	(15,851)	—	21,174
Repurchases of common stock	(3,384,731)	—	—	(324,599)	—	—	(324,599)
Tax benefit resulting from exercise of certain employee stock options	—	—	11,373	—	—	—	11,373
Share-based compensation	—	—	8,142	—	—	—	8,142
Adoption of uncertain tax positions interpretation	—	—	—	—	(4,111)	—	(4,111)
Comprehensive income:
Net earnings	—	—	—	—	178,507	—	178,507
Change in currency translation adjustment, net of tax	—	—	—	—	—	27,941	27,941
Pension adjustment, net of tax	—	—	—	—	—	31,997	31,997

Total comprehensive income							238,445

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	172,248	—	—	12,138	(6,910)	—	5,228
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(2,232,188)	—	—	(224,495)	—	—	(224,495)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,696	—	—	—	2,696
Share-based compensation	—	—	8,698	—	—	—	8,698
Adoption of year end pension measurement date provision, net of tax	—	—	—	—	33	(107)	(74)
Comprehensive income:
Net earnings	—	—	—	—	202,778	—	202,778
Net unrealized loss on cash flow hedging arrangements, net of tax	—	—	—	—	—	(2,593)	(2,593)
Change in currency translation adjustment, net of tax	—	—	—	—	—	(23,349)	(23,349)
Pension adjustment, net of tax	—	—	—	—	—	(48,429)	(48,429)

Total comprehensive income							128,407

Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	308,154	—	—	21,998	(10,930)	—	11,068
Other treasury stock issuances	6,467	—	—	461	(157)	—	304
Repurchases of common stock	(58,800)	—	—	(5,988)	—	—	(5,988)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,895	—	—	—	2,895
Share-based compensation	—	—	11,367	—	—	—	11,367
Comprehensive income:
Net earnings	—	—	—	—	172,593	—	172,593
Net unrealized gain on cash flow hedging arrangements, net of tax	—	—	—	—	—	5,401	5,401
Change in currency translation adjustment, net of tax	—	—	—	—	—	15,835	15,835
Pension adjustment, net of tax	—	—	—	—	—	(5,584)	(5,584)

Total comprehensive income							188,245

Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net earnings	$172,593	$202,778	$178,507
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,634	28,987	26,664
Amortization	11,844	10,553	11,682
Deferred tax provision	3,766	4,137	22,234
Excess tax benefits from share-based payment arrangements	(2,137)	(1,609)	(9,573)
Gain from sale of property, plant and equipment	(25)	(3,359)	(703)
Share-based compensation	11,367	8,698	8,142
Other	191	—	—
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	37,071	53	(28,161)
Inventories	7,817	(398)	(13,522)
Other current assets	(5,801)	(3,713)	(8,959)
Trade accounts payable	(9,416)	(15,945)	26,404
Taxes payable	(6,844)	5,416	(4,199)
Accruals and other	(17,455)	(12,449)	19,201

Net cash provided by operating activities	232,605	223,149	227,717

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,081	13,307	6,263
Purchase of property, plant and equipment	(60,041)	(61,008)	(47,545)
Acquisitions	(14,620)	(999)	(106)

Net cash used in investing activities	(72,580)	(48,700)	(41,388)

Cash flows from financing activities:
Proceeds from borrowings	261,436	306,602	132,298
Repayments of borrowings	(422,812)	(259,566)	(102,199)
Debt issuance costs	(670)	(3,349)	—
Debt extinguishment costs	(1,316)	—	—
Proceeds from exercise of stock options	11,068	5,228	21,217
Repurchases of common stock	(5,988)	(229,671)	(324,870)
Excess tax benefits from share-based payment arrangements	2,137	1,609	9,573
Other financing activities	(1,298)	615	500

Net cash used in financing activities	(157,443)	(178,532)	(263,481)

Effect of exchange rate changes on cash and cash equivalents	4,376	934	7,105

Net increase (decrease) in cash and cash equivalents	6,958	(3,149)	(70,047)

Cash and cash equivalents:
Beginning of period	78,073	81,222	151,269

End of period	$85,031	$78,073	$81,222

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,256	$21,904	$19,895
Taxes	$51,361	$53,332	$31,422

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries.

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

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of the Company’s inventory are made for excess and obsolete items based on usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

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

Other intangible assets also include definite-lived assets which are subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the recoverability of other intangible assets annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired.

Accounting for Impairment of Long-Lived Assets

The Company assesses the need to record impairment losses on long-lived assets with finite lives when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value, with the loss measured as the difference between carrying value and fair value.

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

Earnings per Common Share

In accordance with the treasury stock method, the Company has included 574,418, 798,549 and 927,714 equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2009, 2008 and 2007, respectively, relating to outstanding stock options and restricted stock units.

Outstanding options and restricted stock units to purchase or receive 1,017,136, 564,487 and 146,125 shares of common stock for the years ending December 31, 2009, 2008 and 2007, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

Equity-Based Compensation

The Company applies the fair value methodology in accounting for its equity-based compensation plan.

Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 5, the Company enters into foreign currency forward exchange contracts to economically hedge certain short-term intercompany balances involving its international businesses and to hedge certain forecasted intercompany sales. Such contracts limit the Company’s exposure to currency fluctuations on the items they hedge. These contracts are adjusted to fair market value as of each balance sheet date, with the resulting changes in fair value being recognized in the appropriate financial statement caption in the income statement consistent with the underlying hedged item.

The Company also enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized in interest expense over the life of the agreements as incurred. The Company’s fixed to floating interest rate swap agreements are accounted for as fair value hedges. The change in fair value of outstanding interest rate swap agreements that are effective as fair value hedges is recognized in earnings as incurred and is offset by the change in fair value of the hedged item. The Company’s floating to fixed interest rate swap agreements are

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

accounted for as cash flow hedges. The change in fair value of the outstanding interest rate swap agreements that are effective as cash flow hedges is recognized in other comprehensive income as incurred.

Fair Value Measurements

The Company measures or monitors certain assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting, mainly derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the fair value hierarchy established under U.S. GAAP and when possible looks to active and observable markets to price identical assets and liabilities. If identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities.

Subsequent Events

The Company evaluated subsequent events for recognition and disclosure through February 8, 2010. See Note 3 to the consolidated financial statements.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance impacting two areas of revenue recognition. First, the guidance revises previous criteria for separating deliverables and allocating consideration to units of accounting in multiple deliverable arrangements. Arrangement consideration under the new guidance is allocated on the basis of “relative selling price” rather than fair value. The guidance establishes a hierarchy for determining relative selling price requiring first the use of vendor-specific objective evidence (“VSOE”) if it exists, then the use of third party evidence. If neither VSOE nor third party evidence exists, estimated selling price may be used. In addition, the guidance no longer permits the use of the residual method of allocation. Secondly, guidance was issued excluding software components essential to the functionality of tangible products from the scope of software revenue recognition. This new authoritative guidance requires expanded qualitative and quantitative disclosures and are effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations or financial position.

3.	AQUISITIONS

The Company adopted authoritative guidance on business combinations on January 1, 2009, which retained the fundamental requirements of the previous guidance requiring that the purchase method be used for all business combinations, but also provided revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed. Contingent consideration is measured at fair value on the acquisition date with subsequent changes in the fair value of contingent consideration classified as a liability recognized in earnings. Transaction costs are excluded from acquisition accounting and recognized as an expense as incurred.

In December 2009, the Company acquired a leader in vision technology for end-of-line packaging systems located in the U.S. for an aggregate purchase price of $14.3 million. The Company may be required to pay additional cash consideration up to a maximum amount of $7.8 million related to an earn-out period. Goodwill recorded in connection with the acquisition totaled $10.2 million, which is included in the

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Company’s U.S. Operations segment. The Company also recorded $11.8 million of identified intangibles primarily pertaining to tradename, customer relationships and acquired technology.

In January 2010, the Company acquired a pipette distributor located in the U.K. for an aggregate purchase price of approximately $12.5 million. The Company may be required to pay additional cash consideration up to a maximum amount of approximately $2.0 million related to an earn-out period.

4.	INVENTORIES

Inventory consisted of the following at December 31:

	2009	2008

Raw materials and parts	$80,150	$77,282
Work-in-progress	29,695	32,403
Finished goods	58,197	60,928

	$168,042	$170,613

5.	FINANCIAL INSTRUMENTS

On January 1, 2009, the Company adopted authoritative guidance which requires enhanced disclosure of a Company’s objectives and strategies for using derivative instruments and the impact of those derivative instruments on a Company’s operations, financial position and cash flows. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As more fully described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2009, the interest payments associated with 68% of the Company’s debt are fixed obligations. The amount of the Company’s fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. For additional disclosures on the fair value of financial instruments, also see Note 6 to the consolidated financial statements.

Cash Flow Hedges

The Company has two interest rate swap agreements, designated as cash flow hedges. The first agreement changes the floating rate LIBOR-based interest payments associated with $40 million outstanding under the Company’s credit facility to a fixed obligation of 2.70%. During 2009, $110 million of the original $150 million agreement was terminated and settled. This coincided with the repayment on the Company’s credit facility of the same amount, the interest payments of which were hedged under the agreement. As a result of this transaction, a charge of $2.4 million was reclassified from other comprehensive income to interest expense.

The second agreement is a forward-starting swap which changes the floating rate LIBOR-based interest payments associated with $200 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.20% beginning October 2010. Additionally, the Company entered into a foreign currency forward contract (with a notional amount of $25.3 million), designated as a cash flow hedge, to hedge certain forecasted intercompany sales denominated in U.S. dollars with its foreign businesses. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive (loss) income, net of tax and reclassifies these amounts into earnings in the period in which the transaction affects earnings. Gains or losses on the derivatives representing hedge ineffectiveness, if any, are

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

recognized in current earnings. Through December 31, 2009, no hedge ineffectiveness has occurred in relation to these cash flow hedges.

The fair value of these derivative instruments as of December 31, 2009 is as follows:

	Balance Sheet
	Location	Fair Value

Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swap agreement	Current liabilities	$733
Interest rate forward-starting swap agreement	Other non-current assets	$3,419
Foreign currency forward contract	Current assets	$1,566

The effects of these derivative instruments on the consolidated statements of operations before taxes for the year ended December 31, 2009 is as follows:

	Location of
	Derivative
	Gain/(Loss)	Derivative	Gain/(Loss) Reclassified
	Recognized in	Gain/(Loss)	from AOCI into Earnings
	Earnings	Recognized in OCI	(Effective Portion)

Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	Interest expense	$6,940	$(5,363)
Foreign currency forward contract	Net sales	$1,566	$1,706

A net after tax derivative gain of $0.1 million based upon interest rates and foreign currency exchange rates at December 31, 2009 is expected to be recognized in earnings in the next twelve months.

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

The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments” and are categorized as “other derivatives” in the table below. Gains or losses on these instruments are reported in current earnings. At December 31, 2009, these contracts had a notional value of $128.7 million.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The fair value of these derivative instruments and their effects on the consolidated balance sheet and consolidated statements of operations before taxes as of and for the year ended December 31, 2009 are as follows:

			Location of
			Derivative	Derivative
			Gain/(Loss)	Gain/(Loss)
	Balance Sheet		Recognized in	Recognized in
	Location	Fair Value	Earnings	Earnings

Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swap agreement	Other non-current assets	$846	Interest expense	$(681)
Derivatives not designated as hedging instruments:
Other derivatives:
Foreign currency forward contracts — liabilities	Accrued and other liabilities	$344
Foreign currency forward contracts — assets	Other current assets	$453	Other charges (income), net	$281

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

6.	FAIR VALUE MEASUREMENTS

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

At December 31, 2009 and 2008, the Company had derivative assets totaling $6.3 million and $3.4 million, respectively, and derivative liabilities totaling $1.1 million and $6.2 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2009 and December 31, 2008.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

At December 31, 2009 and 2008, the Company had $11.1 million and $12.3 million of cash equivalents, respectively, the fair value of which is determined through corroborated prices in active markets. The fair value of cash equivalents approximates cost.

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

A fair value hierarchy has been established that categorizes these inputs into three levels:

Level 1: Quoted prices in active markets for identical assets and liabilities

Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3: Unobservable inputs

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008:

	December 31, 2009				December 31, 2008
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Foreign currency forward contracts	$2,019	$—	$2,019	$—	$1,922	$—	$1,922	$—
Interest rate swap agreements	4,265	—	4,265		1,527	—	1,527	—
Cash equivalents	11,080	—	11,080	—	12,251	—	12,251	—

Total	$17,364	$—	$17,364	$—	$15,700	$—	$15,700	$—

Liabilities:
Foreign currency forward contracts	$344	$—	$344	$—	$1,926	$—	$1,926	$—
Interest rate swap agreement	733	—	733	—	4,253	—	4,253	—

Total	$1,077	$—	$1,077	$—	$6,179	$—	$6,179	$—

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following at December 31:

	2009	2008

Land	$50,666	$49,523
Building and leasehold improvements	177,615	173,620
Machinery and equipment	287,247	273,840
Computer software	89,523	47,632

	605,051	544,615
Less accumulated depreciation and amortization	(288,717)	(259,607)

	$316,334	$285,008

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2009	2008

Balance at beginning of year	$424,426	$440,767
Goodwill acquired	10,339	1,332
Foreign currency translation	6,185	(17,673)

Balance at year end	$440,950	$424,426

Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2009, there had been no impairment of these assets.

The components of other intangible assets as of December 31 are as follows:

	2009		2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$80,357	$(15,622)	$73,772	$(13,476)
Proven technology and patents	38,242	(23,011)	32,989	(20,452)
Tradename (finite life)	1,993	(909)	1,803	(775)
Tradename (indefinite life)	23,634	—	22,434	—
Other	600	—	—	—

	$144,826	$(39,542)	$130,998	$(34,703)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $5.9 million for 2010, $5.7 million for 2011, $5.3 million for 2012, $3.9 million for 2013 and $3.5 million for 2014. The non-indefinite-lived intangible assets are amortized on a straight-line basis over periods ranging from 5 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The weighted average amortization period of the non-indefinite-lived intangible assets acquired during 2009 is 13 years. Further, the weighted average amortization periods of the customer relationships, proven technology and patents, tradenames and other intangible assets acquired during 2009 are 16 years, 11 years, 11 years and 5 years, respectively.

The Company had amortization expense associated with the above intangible assets of $4.8 million for the year ended December 31, 2009 and $4.7 million and $4.5 million for the years ended December 31, 2008 and 2007, respectively, of which $2.7 million, net of tax, for the years ended December 31, 2009 and 2008 and $2.6 million, net of tax, for the year ended December 31, 2007, pertained to purchased intangibles.

In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $7.0 million, $5.9 million and $7.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

9.	WARRANTY

The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Balance at beginning of year	$12,822	$12,949
Accruals for warranties	19,576	18,327
Foreign currency translation	279	641
Payments/utilizations	(16,821)	(19,095)

Balance at year end	$15,856	$12,822

10.	DEBT

Debt consisted of the following at December 31:

	2009	2008

$75 million Senior Notes, interest at 4.85%, due November 15, 2010	$75,846	$151,527
Less: unamortized discount	(15)	(66)

	75,831	151,461
$100 million Senior Notes, interest at 6.30%, due June 25, 2015	100,000	—
$950 million Credit Agreement, interest at LIBOR plus 0.70%	91,066	277,785
Other local arrangements	26,661	24,834

	293,558	454,080
Less: current portion	(89,968)	(12,492)

Long-term debt	$203,590	$441,588

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

The 6.30% Senior Notes mature on June 25, 2015. Interest is payable semi-annually in June and December. The Company may at any time prepay the 6.30% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control (as defined in the Agreement) of the Company, the Company may be required to offer to prepay the 6.30% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2009.

Under the terms of the offering, the Company may sell additional Senior Notes at its discretion in an aggregate amount not to exceed $600 million. Such additional Senior Notes would rank equally with the Company’s unsecured indebtedness.

Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.

4.85% Senior Notes & Tender Offer

In November 2003, the Company issued $150 million of 4.85% (“4.85% Senior Notes”) unsecured Senior Notes due November 15, 2010. The Senior Notes rank equally with all our unsecured and unsubordinated indebtedness. Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.2 million and are being amortized to interest expense over the seven-year term of the Senior Notes. At the Company’s option, the Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

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

On May 6, 2009, the Company commenced a cash tender offer to purchase any and all of its outstanding 4.85% Senior Notes due November 15, 2010. The tender offer, which expired May 12, 2009, resulted in the repurchase of $75 million of the principal balance of the 4.85% Senior Notes. In connection with the tender, the Company recorded a charge of $1.5 million, which included a premium of $0.9 million, unamortized discount and debt issuance fees of $0.2 million and certain third party costs of $0.4 million. The loss was recorded in interest expense in the consolidated statement of operations.

Credit Agreement

On August 15, 2008, the Company entered into a $950 million Credit Agreement (the “Credit Agreement”), which replaced its $450 million Amended and Restated Credit Agreement (the “Prior Credit Agreement”). The Credit Agreement is provided by a group of financial institutions (similar to our Prior Credit Agreement) and has a maturity date of August 15, 2013. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.

Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s senior unsecured credit ratings, which was, as of December 31, 2009, set at LIBOR plus 0.70% (based on ratings of “BBB” by Standard & Poor’s and “Baa2” by Moody’s). The Company must also pay facility fees that are tied to its credit ratings. The Credit Agreement contains covenants, with which the Company was in compliance as of December 31, 2009, including maintaining a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.25 to 1.0. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. The Company capitalized $3.3 million in financing fees during 2008 associated with the Credit Agreement which are amortized to interest expense through 2013. As of December 31, 2009, approximately

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

$853.4 million was available under the facility. The Company was in compliance with these covenants at December 31, 2009.

Other Local Arrangements

During 2006, a wholly owned subsidiary of the Company issued and sold $10 million of redeemable equity instruments to one of the Company’s non-U.S. sponsored defined benefit plans. These instruments are redeemable beginning in July 2011 and, as such, are classified as long-term debt on the Company’s consolidated balance sheet.

The Company’s weighted average interest rate for the years ended December 31, 2009 and 2008 was approximately 5% in both years. The carrying value of the Company’s debt obligations approximates fair value.

11.	SHAREHOLDERS’ EQUITY

Common Stock

The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2009, 4,597,018 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.

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

Restricted Stock Units

In 2009 and 2008, the Company granted 57,194 and 70,440 restricted stock units, respectively, to certain employees and directors. The weighted average grant-date fair value of the restricted stock units granted in 2009 and 2008 was $90.41 and $74.34 per unit, respectively, and the restricted units vest ratably primarily over a five-year period. The total fair value of the restricted stock units on the date of grant for both 2009 and 2008 of $5.2 million will be recorded as compensation expense ratably over the vesting period. Approximately $3.4 million and $2.5 million of compensation expense was recognized during the years ended December 31, 2009 and 2008, respectively.

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

Share Repurchase Program

The Company has a share repurchase program that was announced in 2004. Under the program, the Company has been authorized to buy back up to $1.5 billion of common shares. As of December 31, 2009, there were $410.6 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 15.3 million shares since the inception of the program through December 31, 2009.

The Company’s share repurchase program was suspended in October 2008 and re-started in December 2009. During the years ended December 31, 2009 and 2008, the Company spent $6.0 million and $224.5 million on the repurchase of 58,800 shares and 2,232,188 shares at an average price per share of $101.82 and $100.55, respectively. In addition, $5.2 million relating to the settlement of shares repurchased as of December 31, 2007 were cash settled during 2008. The Company reissued 263,750 shares and 139,780 shares held in treasury for the exercise of stock options during 2009 and 2008, respectively.

The Company also reissued 6,467 shares and 16,760 shares held in treasury during 2009 and 2008, respectively, pursuant to its 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consisted of the following at December 31:

	2009	2008	2007

Currency translation adjustment, net of tax	$27,455	$11,620	$34,969
Net unrealized gain (loss) on cash flow hedging arrangements, net of tax	2,808	(2,593)	—
Pension and post-retirement benefit related items	(73,234)	(63,411)	6,411
Deferred taxes on pension and post-retirement benefit related items	26,762	22,523	1,237

Total accumulated other comprehensive (loss) income	$(16,209)	$(31,861)	$42,617

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

12.	EQUITY INCENTIVE PLAN

The Company’s equity incentive plan provides employees and directors of the Company additional incentives to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2004 equity incentive plan was approved by shareholders on May 6, 2004 and provides that 3.5 million shares of common stock, plus any options outstanding under the Company’s prior option plan that terminate without being exercised, may be the subject of awards. Of the 3.5 million shares of common stock available for awards, up to 2.1 million shares may be issued in the form of restricted stock or restricted stock units. The plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options primarily vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years and six months. Restricted units primarily vest equally over a five-year period from the date of grant. Since 2005, the compensation committee of the Board of Directors has generally granted restricted share units to participating managers and non-qualified stock options to executive officers.

All share-based compensation arrangements granted to employees, including stock option grants, are recognized in the consolidated statement of operations based on the grant-date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Share-based compensation expense is recorded within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet.

During the first quarter of 2008, the Company granted 213,850 performance-based options, with a grant-date fair value of $32.20. Compensation expense will be recognized over the five-year vesting provisions based upon the probability of the performance condition being met.

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2008 through December 31, 2009:

	Number of	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Value (in millions)

Outstanding at December 31, 2008	2,975,450	$59.79	$43.8
Granted	264,553	90.76
Exercised	(263,750)	41.91
Forfeited	(32,900)	70.39

Outstanding at December 31, 2009	2,943,353	$64.05	$122.2

Options exercisable at December 31, 2009	1,834,490	$50.11	$100.7

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2009 by range of exercise prices:

		Remaining Contractual
Number of Options	Weighted Average	Life of Options	Options
Outstanding	Exercise Price	Outstanding	Exercisable

20,350	$29.93	3.3	20,350
572,700	$36.20	3.6	572,700
971,000	$48.66	4.5	898,100
670,600	$71.10	8.1	252,720
708,703	$101.96	8.6	90,620

2,943,353		6.1	1,834,490

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2009, 2008 and 2007 was approximately $27.82, $24.42 and $31.80, respectively.

Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2009	2008	2007

Risk-free interest rate	2.33%	2.77%	4.03%
Expected life in years	5	5	5
Expected volatility	30%	25%	25%
Expected dividend yield	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $10.9 million, $8.0 million and $35.8 million, respectively.

The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was approximately $6.5 million, $6.0 million and $7.0 million, respectively.

The following table summarizes all restricted stock unit activity from December 31, 2008 through December 31, 2009:

	Number of Restricted	Aggregate Intrinsic
	Stock Units	Value (in millions)

Outstanding at December 31, 2008	163,184	$11.0
Granted	57,194
Vested	(44,404)
Forfeited	(6,387)

Outstanding at December 31, 2009	169,587	$17.8

The total fair value of restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 was approximately $3.2 million, $2.3 million and $1.8 million, respectively.

At December 31, 2009, a total of 1,484,078 shares of common stock were available for grant in the form of stock options or restricted stock units.

As of December 31, 2009, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $37.6 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.4 years.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

13.	BENEFIT PLANS

Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.

Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $11.6 million, $12.4 million and $13.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Effective December 31, 2008, the Company was required to measure its defined benefit plan assets and obligations as of December 31. Prior to the adoption of the measurement date provision, the Company used a measurement date of September 30. In order to record the effects of the change to a December 31 measurement date, the Company chose to use the measurements determined as of September 30, 2007 and estimate the net periodic benefit cost for the 15-month period ending December 31, 2008, exclusive of any curtailment or settlement gains or losses. Costs allocated proportionately to the three-month period ended December 31, 2007 were recorded as an adjustment to retained earnings, effective December 31, 2008. The remaining costs were recognized as net periodic benefit cost during the year ended December 31, 2008. The adoption had an immaterial impact on retained earnings and accumulated other comprehensive (loss) income.

The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plans at December 31, 2009 and 2008:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$111,368	$107,205	$560,870	$605,285	$18,903	$22,282
Service cost, gross	183	912	25,339	28,749	381	556
Interest cost	6,782	8,169	21,610	27,955	1,120	1,657
Actuarial losses (gains)	7,431	2,102	9,729	(86,067)	(4,530)	(3,982)
Plan amendments and other	—	—	(3,976)	(4,141)	—	—
Benefits paid	(5,834)	(7,020)	(28,214)	(22,679)	(1,365)	(1,610)
Impact of foreign currency	—	—	14,705	11,768	—	—

Benefit obligation at end of year	$119,930	$111,368	$600,063	$560,870	$14,509	$18,903

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008

Change in plan assets:
Fair value of plan assets at beginning of year	$85,927	$108,408	$532,682	$597,571	$—	$—
Actual return on plan assets	663	(28,218)	29,929	(88,435)	—	—
Employer contributions	6,045	12,757	23,515	18,765	1,365	1,610
Plan participants’ contributions	—	—	8,791	7,702	101	263
Benefits paid	(5,834)	(7,020)	(28,214)	(22,679)	(1,466)	(1,873)
Impact of foreign currency and other	—	—	13,570	19,758	—	—

Fair value of plan assets at end of year	$86,801	$85,927	$580,273	$532,682	$—	$—

Funded status	$(33,129)	$(25,441)	$(19,790)	$(28,188)	$(14,509)	$(18,903)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2009	2008	2009	2008	2009	2008

Other non-current assets	$—	$—	$86,365	$71,406	$—	$—
Pension and other post-retirement liabilities	(33,129)	(25,441)	(106,155)	(99,594)	(14,509)	(18,903)
Accumulated other comprehensive loss (income)	68,822	59,874	14,638	8,647	(10,226)	(6,983)

Net amount recognized	$35,693	$34,433	$(5,152)	$(19,541)	$(24,735)	$(25,886)

The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued and other liabilities and other non-current liabilities, respectively. The long-term portion of the accrued pension liabilities and other post-retirement liabilities at December 31, 2009 and 2008 was $33.0 million and $25.3 million, respectively, for the U.S. defined benefit pension plan, $101.4 million and $94.7 million, respectively, for the non-U.S. plans and $13.0 million and $16.9 million, respectively, for the U.S. post-retirement plans. The current portion of the accrued pension and other post-retirement liabilities at both December 31, 2009 and 2008 was $0.1 million for the U.S. defined benefit pension plan, $4.8 million and $4.9 million, respectively, for the non-U.S. plans and $1.5 million and $2.0 million, respectively, for the U.S. post-retirement plans.

The following amounts have been recognized in accumulated other comprehensive (loss) income, before taxes, at December 31, 2009 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension	Non-U.S. Pension
	Benefits	Benefits	Other Benefits

Prior service cost, net	$—	$(10,938)	$(670)
Actuarial losses (gains)	68,822	25,576	(9,556)

Total	$68,822	$14,638	$(10,226)

The accumulated benefit obligations at December 31, 2009 and 2008 were $119.9 million and $111.4 million, respectively, for the U.S. defined benefit pension plan and $562.9 million and $526.9 million, respectively, for all

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

non-U.S. plans. Certain of the plans included within non-U.S. Pension Benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of assets of these plans as of December 31, 2009 were $142.4 million, $129.2 million and $36.3 million, respectively.

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2009	2008	2007	2009	2008	2007

Discount rate	5.50%	6.25%	6.25%	3.90%	3.95%	3.90%
Compensation increase rate	n/a	n/a	n/a	2.20%	2.25%	2.35%

The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2009	2008	2007	2009	2008	2007

Discount rate	6.25%	6.25%	5.75%	3.95%	3.90%	3.30%
Compensation increase rate	n/a	n/a	n/a	2.25%	2.35%	2.10%
Expected long-term rate of return on plan assets	8.25%	8.50%	8.50%	5.15%	5.15%	5.10%

Net periodic pension cost (credit) for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2009	2008	2007	2009	2008	2007

Service cost, net	$183	$730	$679	$16,552	$17,461	$15,627
Interest cost on projected benefit obligations	6,782	6,535	6,358	21,610	23,822	19,090
Expected return on plan assets	(6,842)	(8,931)	(8,289)	(26,440)	(32,119)	(27,432)
Recognition of actuarial (gains)/losses	4,659	791	2,058	(324)	429	889
Recognition of settlement/curtailment gains	—	—	—	(550)	—	—

Net periodic pension cost/(credit)	$4,782	$(875)	$806	$10,848	$9,593	$8,174

Net periodic post-retirement benefit cost for the U.S. post-retirement plans includes the following components for the years ended December 31:

	2009	2008	2007

Service cost	$381	$445	$405
Interest cost on projected benefit obligations	1,120	1,326	1,322
Net amortization and deferral	(1,286)	(957)	(957)

Net periodic post-retirement benefit cost	$215	$814	$770

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The amounts remaining in accumulated other comprehensive (loss) income that are expected to be recognized as a component of net periodic pension cost during 2010 are as follows:

	U.S. Pension	Non-U.S.
	Benefits	Pension Benefits	Other Benefits

Prior service cost, net	$—	$(1,281)	$(670)
Actuarial losses (gains)	5,297	1,097	(736)

Total	$5,297	$(184)	$(1,406)

The projected post-retirement benefit obligation was principally determined using discount rates of 5.50% in 2009 and 6.25% in both 2008 and 2007. Net periodic post-retirement benefit cost was principally determined using discount rates of 6.25% in 2009, 6.25% in 2008 and 5.75% in 2007 and health care cost trend rates ranging from 7.5% to 10.0% in 2009, 7.5% to 11.0% in 2008 and 8.0% to 11.0% in 2007, decreasing to 5% in 2015.

The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$118	$(106)
Effect on post-retirement benefit obligation	$881	$(793)

The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 30-50% equity securities, 15-35% fixed income securities and 25-45% other types of investments. International plan assets relate primarily to the Company’s Swiss plan with target allocations of 25-45% in equities, 35-55% in fixed income securities and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.

The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP are generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the fair value measurement of the Company’s plan assets by hierarchy level at December 31, 2009:

	Quoted Prices
	in Active	Observable
	Markets for	Inputs for	Unobservable
	Identical Assets	Identical Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Asset Category:
Cash and Cash Equivalents	$150,990	$—	$—	$150,990
Equity Securities:
Mettler-Toledo Stock	5,549	—	—	5,549
Equity Mutual Funds:
U.S.(1)	27,653	13,855	—	41,508
International(2)	35,838	31,204	—	67,042
Emerging Markets(3)	17,623	2,000	—	19,623
Fixed Income Securities:
Corporate/Government Bonds(4)	86,127	—	—	86,127
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	14,615	2,114	16,729
Core Bond(6)	153,891	50,336	—	204,227
Real Asset Mutual Funds:
Real Estate(7)	5,685	28,322	—	34,007
Other Types of Investments:
Multi-Strategy Fund of Hedge Funds(8)	—	—	23,064	23,064
Equity Long/Short Fund of Hedge Funds(9)	—	—	5,299	5,299
Convertible Preferred Equity Certificates(10)	—	—	12,909	12,909

	$483,356	$140,332	$43,386	$667,074

(1)	Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.

(2)	Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom and Canada.

(3)	Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America and Asia.

(4)	Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.

(5)	Represents fixed and variable rate annuity contracts provided by insurance companies.

(6)	Represents fixed income mutual funds invested in the U.S., the United Kingdom, Switzerland and European government bonds, high-grade corporate bonds, mortgage-backed securities and collateralized mortgage obligations.

(7)	Represents mutual funds invested in real estate located primarily in Switzerland.

(8)	Represents primarily equity investments to profit from long and short equity positions, economic and government driven events and relative value and tactical trading strategies.

(9)	Represents investments to profit from long and short positions in global equities.

(10)	Represents preferred equity certificates of a wholly-owned subsidiary.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The fair value of the Company’s stock and corporate and government bonds are valued at the year end closing price as reported on the securities exchange on which they are traded. Mutual funds are valued at the exchange-listed year end closing price or at the net asset value of shares held by the fund at the end of the year. Insurance contracts are valued by discounting the related cash flows using a current year end market rate or at cash surrender value, which is presumed to equal fair value. Funds of hedge funds are valued at the net asset value of shares held by the fund at the end of the year.

The following table presents a rollforward of activity for the year ended December 31, 2009 for level 3 asset categories:

	Multi-
	Strategy	Equity		Convertible
	Fund of	Long/Short		Preferred
	Hedge	Fund of	Insurance	Equity
	Funds	Hedge Funds	Contract	Certificates	Total

Balance at beginning of year	$23,105	$5,208	$1,674	$12,783	$42,770
Actual return on plan assets:
Related to assets held at end of year	(1,013)	—	18	—	(995)
Related to assets sold during the year	(552)	—	3	—	(549)
Purchases and (sales)	1,319	—	378	—	1,697
Impact of foreign currency	205	91	41	126	463

Balance at end of year	$23,064	$5,299	$2,114	$12,909	$43,386

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension	Non-U.S. Pension	Other Benefits Net of
	Benefits	Benefits	Subsidy

2010	$5,811	$32,303	$1,512
2011	6,005	32,204	1,505
2012	6,208	34,392	1,464
2013	6,495	34,499	1,399
2014	6,774	35,327	1,392
2015 - 2019	38,049	189,089	6,167

The Company made voluntary incremental pension contributions of $11.5 million and $5.0 million in 2009 and 2008, respectively, to increase the funded status of its pension plans. The Company does not expect to receive any refunds from its benefit plans during 2010.

In 2010, the Company expects to make employer pension contributions of approximately $17.6 million to its non-U.S. pension plans and employer contributions of approximately $1.5 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

14.	TAXES

The sources of the Company’s earnings before taxes were as follows for the years ending December 31:

	2009	2008	2007

United States	$33,263	$48,711	$41,970
Non-United States	191,499	217,358	200,897

Earnings before taxes	$224,762	$266,069	$242,867

The provisions for taxes consist of:

	Current	Deferred	Total

Year ended December 31, 2009:
United States federal	$(468)	$2,344	$1,876
State and local	1,331	1,437	2,768
Non-United States	47,540	(15)	47,525

Total	$48,403	$3,766	$52,169

Year ended December 31, 2008:
United States federal	$3,443	$7,740	$11,183
State and local	995	1,971	2,966
Non-United States	54,716	(5,574)	49,142

Total	$59,154	$4,137	$63,291

Year ended December 31, 2007:
United States federal	$—	$15,362	$15,362
State and local	1,040	(500)	540
Non-United States	41,086	7,372	48,458

Total	$42,126	$22,234	$64,360

The provisions for tax expense for the years ending December 31, 2009, 2008 and 2007 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2009	2008	2007

Expected tax	$78,667	$93,124	$85,003
United States state and local income taxes, net of federal income tax benefit	2,768	2,966	540
Change in valuation allowance	(598)	(3,032)	—
Other non-United States income taxes at other than a 35% rate	(19,499)	(23,357)	(21,670)
Resolution of prior year tax matters	(9,681)	(4,738)	(1,760)
Foreign jurisdiction tax law change	—	(2,487)	1,575
Other, net	512	815	672

Total provision for taxes	$52,169	$63,291	$64,360

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2009	2008

Deferred tax assets:
Inventory	$16,238	$14,294
Accrued and other liabilities	41,908	43,990
Accrued post-retirement benefit and pension costs	47,597	41,865
Net operating loss and tax credit carryforwards	75,134	42,164
Other	8,622	12,202

Total deferred tax assets	189,499	154,515
Less valuation allowance	(59,586)	(25,801)

Total deferred tax assets less valuation allowance	129,913	128,714

Deferred tax liabilities:
Inventory	3,335	3,410
Property, plant and equipment	40,974	37,778
Rainin intangibles amortization	36,918	31,524
Prepaid post-retirement benefit and pension costs	32,582	29,765
Other	12,412	14,212
International earnings	4,873	2,577

Total deferred tax liabilities	131,094	119,266

Net deferred tax (liability) asset	$(1,181)	$9,448

On January 1, 2007, the Company adopted guidance on accounting for uncertainty in income taxes which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, the uncertainty in income tax provision provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of the date of adoption, the Company recognized a $4.1 million increase in the liability for unrecognized tax benefits with a corresponding reduction in retained earnings. The Company’s total balance of unrecognized tax benefits as of January 1, 2007 was $24.4 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008

Unrecognized tax benefits at beginning of year	$27,870	$26,787
Increases related to prior year tax positions	1,384	3,088
Decreases related to prior year tax positions	(212)	(214)
Increases related to current tax positions	2,590	3,083
Foreign currency translation increases (decreases) to prior year tax positions	280	(201)
Decreases relating to taxing authority settlements	(8,676)	(1,097)
Decreases resulting from a lapse of the applicable statute of limitations	(126)	(3,576)

Unrecognized tax benefits at end of year	$23,110	$27,870

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Included in the unrecognized tax benefits balance at December 31, 2009 and 2008 were $16.6 million and $22.7 million, respectively, of unrecognized tax benefits that if recognized would reduce the Company’s tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2009 and 2008 was $2.6 million and $2.8 million, respectively.

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

The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $33.8 million and $2.0 million increases in the total valuation allowance during 2009 and 2008, respectively, are primarily attributable to increases in the foreign tax credit carryforward. $1.0 million of the Company’s total valuation allowance will be credited to shareholders’ equity if and when realized.

At December 31, 2009, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.

The Company plans to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently reinvested.

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

As of December 31, 2009, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2002, the United States after 2006, France after 2005, Switzerland after 2006, the United Kingdom after 2007 and China after 2008. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

15.	OTHER CHARGES (INCOME), NET

Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items.

During the fourth quarter of 2008, the Company initiated a global cost reduction program. During the first quarter of 2009, the Company revised the program to include further cost reductions. Charges under the program primarily comprise severance costs and approximate $40 million, of which $31.4 million was recorded in other charges (income), net during the year ended December 31, 2009, and $6.4 million was recognized during the fourth quarter of 2008. Cash paid for severance during the years ended December 31, 2009 and 2008 totaled $22.2 million and $0.7 million, respectively. Under the program, the Company’s workforce (including employees and temporary personnel) has been reduced by approximately 1,000. As a result of the reduction in workforce, the Company’s personnel costs will be reduced by approximately $65 million on an annual basis. The Company expects total cost savings from our global cost reduction program to be approximately $100 million on an annual basis.

A rollforward for the Company’s accrual for restructuring activities for the year ended December 31, 2009 is as follows:

	Employee	Lease
	Related	Termination	Other	Total

Balance at December 31, 2008	$5,991	$—	$—	$5,991
Restructuring charges	26,922	3,052	1,394	31,368
Cash payments	(18,425)	(2,383)	(1,379)	(22,187)
Impact of foreign currency	(366)	—	—	(366)

Balance at December 31, 2009	$14,122	$669	$15	$14,806

16.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2009:

2010	$30,226
2011	22,915
2012	16,076
2013	10,942
2014	8,293
Thereafter	12,809

Total	$101,261

Rent expense for operating leases amounted to $34.7 million, $36.4 million and $32.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment profit for segment reporting (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense and other charges (income), net and taxes). Inter-segment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located.

The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2009	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$548,677	$48,495	$597,172	$107,961	$6,203	$805,466	$(5,143)	$319,303
Swiss Operations	107,472	288,797	396,269	82,954	9,706	685,006	(5,453)	18,649
Western European Operations	574,109	76,141	650,250	72,384	5,333	928,141	(2,004)	89,494
Chinese Operations	232,643	70,971	303,614	69,386	4,493	214,083	(3,360)	649
Other(a)	265,952	3,974	269,926	23,654	2,245	164,638	(1,268)	12,855
Eliminations and Corporate(b)	—	(488,378)	(488,378)	(61,864)	1,654	(1,078,547)	(42,813)	—

Total	$1,728,853	$—	$1,728,853	$294,475	$29,634	$1,718,787	$(60,041)	$440,950

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2008	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$622,692	$59,590	$682,282	$113,390	$6,505	$943,063	$(7,724)	$309,079
Swiss Operations	126,476	315,578	442,054	85,363	9,055	626,539	(8,477)	18,330
Western European Operations	679,083	83,634	762,717	71,124	5,840	907,217	(6,640)	84,118
Chinese Operations	228,890	88,150	317,040	59,027	4,077	192,206	(4,524)	647
Other(a)	316,203	5,277	321,480	28,809	2,560	176,399	(5,885)	12,252
Eliminations and Corporate(b)	—	(552,229)	(552,229)	(46,720)	950	(1,181,368)	(27,758)	—

Total	$1,973,344	$—	$1,973,344	$310,993	$28,987	$1,664,056	$(61,008)	$424,426

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to					Purchase of,
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2007	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$614,735	$57,134	$671,869	$104,913	$6,881	$929,010	$(7,258)	$309,220
Swiss Operations	109,867	281,175	391,042	79,491	7,805	553,345	(7,780)	16,472
Western European Operations	614,268	77,468	691,736	60,164	6,044	930,584	(7,406)	102,191
Chinese Operations	168,261	86,249	254,510	57,481	3,251	174,700	(11,918)	595
Other(a)	286,617	3,713	290,330	29,887	2,068	168,980	(3,852)	12,289
Eliminations and Corporate(b)	—	(505,739)	(505,739)	(57,259)	615	(1,078,405)	(9,331)	—

Total	$1,793,748	$—	$1,793,748	$274,677	$26,664	$1,678,214	$(47,545)	$440,767

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before tax to segment profit follows:

	2009	2008	2007

Earnings before taxes	$224,762	$266,069	$242,867
Amortization	11,844	10,553	11,682
Interest expense	25,117	25,390	21,003
Other charges (income), net	32,752	8,981	(875)

Segment profit	$294,475	$310,993	$274,677

Included in other charges (income), net for the year ended December 31, 2009, included $31.4 million of restructuring charges, of which $7.0 million, $2.2 million, $16.9 million, $0.7 million, $4.0 million and $0.6 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively. Included in 2008 other charges (income), net are $6.4 million of restructuring charges of which $1.3 million, $0.3 million, $4.1 million, $0.1 million, $0.5 million and $0.1 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other, and Corporate operations, respectively.

The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these customers account for more than 1% of net sales. Service revenues are primarily derived from repair and other services including regulatory compliance qualification, calibration, certification and preventative maintenance. A breakdown of the Company’s sales by category for the years ended December 31 follows:

	2009	2008	2007

Weighing-related instruments	$766,636	$965,454	$883,266
Non-weighing instruments	538,077	567,369	504,253
Service	424,140	440,521	406,229

Total net sales	$1,728,853	$1,973,344	$1,793,748

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the years ended December 31 follows:

				Property, Plant and
	Net Sales			Equipment, Net
	2009	2008	2007	2009	2008

United States	$504,597	$568,301	$559,723	$55,062	$51,370
Other Americas	105,210	123,643	121,110	3,179	3,824

Total Americas	609,807	691,944	680,833	58,241	55,194
Germany	166,480	192,164	159,182	30,481	31,934
France	123,035	142,353	129,449	5,279	5,929
United Kingdom	44,983	58,655	66,710	5,965	5,778
Switzerland	62,179	71,852	58,126	166,974	134,182
Other Europe	302,024	385,177	348,180	7,814	9,335

Total Europe	698,701	850,201	761,647	216,513	187,158
China	228,433	221,900	162,751	37,200	38,509
Rest of World	191,912	209,299	188,517	4,380	4,147

Total Asia/Rest of World	420,345	431,199	351,268	41,580	42,656

Total	$1,728,853	$1,973,344	$1,793,748	$316,334	$285,008

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

18.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2009 and 2008 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009
Net sales	$374,079	$407,442	$435,650	$511,682
Gross profit	187,922	206,234	225,193	269,988
Net earnings	$33,879	$27,731	$41,545	$69,438
Basic earnings per common share:
Net earnings	$1.01	$0.82	$1.23	$2.05
Weighted average number of common shares	33,631,219	33,690,179	33,728,931	33,815,082
Diluted earnings per common share:
Net earnings	$1.00	$0.81	$1.21	$2.01
Weighted average number of common and common equivalent shares	33,996,251	34,192,595	34,413,656	34,560,581
Market price per share:
High	$70.35	$78.25	$92.92	$106.24
Low	$45.72	$51.64	$75.33	$89.20
2008
Net sales	$438,955	$515,605	$509,097	$509,687
Gross profit	221,152	259,011	248,680	264,238
Net earnings	$38,279	$48,851	$52,724	$62,924
Basic earnings per common share:
Net earnings	$1.09	$1.42	$1.56	$1.88
Weighted average number of common shares	35,119,322	34,471,397	33,856,574	33,553,946
Diluted earnings per common share:
Net earnings	$1.06	$1.38	$1.52	$1.84
Weighted average number of common and common equivalent shares	35,993,750	35,320,765	34,727,806	34,153,116
Market price per share:
High	$112.37	$105.01	$109.16	$98.33
Low	$87.51	$94.05	$92.60	$60.64

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at the	(1)	(2)
	Beginning of	Charged to	Charged to		Balance at End
Description	Period	Costs and Expenses	Other Accounts	-Deductions-	of Period

			Note (A)	Note (B)

Accounts receivable—allowance for doubtful accounts:
Year ended December 31, 2009	$11,965	$2,135	$246	$1,947	$12,399
Year ended December 31, 2008	$8,804	$4,054	$(364)	$529	$11,965
Year ended December 31, 2007	$7,073	$461	$651	$(619)	$8,804
Deferred tax valuation allowance:
Year ended December 31, 2009	$25,801	$—	$37,546	$3,761	$59,586
Year ended December 31, 2008	$23,822	$—	$7,215	$5,236	$25,801
Year ended December 31, 2007	$31,956	$348	$(3,348)	$5,134	$23,822

Note (A)

For accounts receivable, amount comprises currency translation adjustments.

For deferred tax valuation allowance in 2009, amount relates primarily to increases in foreign tax credit carryforwards.

For deferred tax valuation allowance in 2008, amount relates primarily to increases in research and development tax credits and foreign tax credit carryforwards.

For deferred tax valuation allowance in 2007, amount relates to adoption of the uncertainty in income taxes provision of U.S. GAAP.

Note (B)

For accounts receivable in 2009 and 2008, amount represents excess of uncollectible balances written off over recoveries of accounts previously written off.

For accounts receivable in 2007, amount represents recoveries of accounts previously written off in excess of uncollectible balances.

For deferred tax valuation allowance, reductions relate to tax credit and tax loss carryforwards.

S-1