Form 10-Q
period 2010-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2010-04-30
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 33,644,786 shares of Common Stock outstanding at March 31, 2010.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Unaudited Interim Consolidated Financial Statements:

Interim Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	3

Interim Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	4

Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2010 and twelve months ended December 31, 2009	5

Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	6

Notes to the Interim Consolidated Financial Statements at March 31, 2010	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults upon Senior Securities	30

Item 5. Other Information	30

Item 6. Exhibits	31

SIGNATURE	32
EX-31.1
EX-31.2
EX-32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2010 and 2009
(In thousands, except share data)
(unaudited)

	March 31,	March 31,
	2010	2009
Net sales
Products	$313,404	$277,910
Service	103,247	96,169

Total net sales	416,651	374,079
Cost of sales
Products	134,331	127,025
Service	64,394	59,132

Gross profit	217,926	187,922
Research and development	22,465	21,570
Selling, general and administrative	135,014	114,035
Amortization	3,381	2,683
Interest expense	5,254	5,241
Restructuring charges	384	8,355
Other charges (income), net	254	1,005

Earnings before taxes	51,174	35,033
Provision for taxes	13,306	1,154

Net earnings	$37,868	$33,879

Basic earnings per common share:
Net earnings	$1.12	$1.01
Weighted average number of common shares	33,757,175	33,631,219

Diluted earnings per common share:
Net earnings	$1.10	$1.00
Weighted average number of common and common equivalent shares	34,533,067	33,996,251
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$85,883	$85,031
Trade accounts receivable, less allowances of $12,836 at March 31, 2010 and $12,399 at December 31, 2009	304,121	312,998
Inventories	177,047	168,042
Current deferred tax assets, net	35,016	34,225
Other current assets and prepaid expenses	47,702	45,811

Total current assets	649,769	646,107
Property, plant and equipment, net	310,631	316,334
Goodwill	442,528	440,950
Other intangible assets, net	108,205	105,284
Non-current deferred tax assets, net	92,902	95,688
Other non-current assets	111,369	114,424

Total assets	$1,715,404	$1,718,787

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$100,927	$103,160
Accrued and other liabilities	88,149	91,907
Accrued compensation and related items	79,254	96,359
Deferred revenue and customer prepayments	85,392	63,292
Taxes payable	41,232	38,686
Current deferred tax liabilities	11,201	11,303
Short-term borrowings and current maturities of long-term debt	92,766	89,968

Total current liabilities	498,921	494,675
Long-term debt	203,870	203,590
Non-current deferred tax liabilities	117,117	119,791
Other non-current liabilities	183,679	189,593

Total liabilities	1,003,587	1,007,649

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 33,644,786 and 33,851,124 shares at March 31, 2010 and December 31, 2009, respectively	448	448
Additional paid-in capital	578,231	574,034
Treasury stock at cost (11,141,225 shares at March 31, 2010 and 10,934,887 shares at December 31, 2009)	(880,652)	(857,130)
Retained earnings	1,045,479	1,009,995
Accumulated other comprehensive (loss) income	(31,689)	(16,209)

Total shareholders’ equity	711,817	711,138

Total liabilities and shareholders’ equity	$1,715,404	$1,718,787

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Three months ended March 31, 2010 and twelve months ended December 31, 2009
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total
Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	308,154	—	—	21,998	(10,930)	—	11,068
Other treasury stock issuances	6,467	—	—	461	(157)	—	304
Repurchases of common stock	(58,800)	—	—	(5,988)	—	—	(5,988)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,895	—	—	—	2,895
Share-based compensation	—	—	11,367	—	—	—	11,367
Total comprehensive income:
Net earnings	—	—	—	—	172,593	—	172,593
Net unrealized gain on cash flow hedging arrangements, net of tax	—	—	—	—	—	5,401	5,401
Change in currency translation adjustment, net of tax	—	—	—	—	—	15,835	15,835
Pension adjustment, net of tax	—	—	—	—	—	(5,584)	(5,584)

Comprehensive income							188,245

Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138
Exercise of stock options and restricted stock units	76,112	—	—	5,476	(2,471)	—	3,005
Other treasury stock issuances	2,549	—	—	183	87	—	270
Repurchases of common stock	(284,999)	—	—	(29,181)	—	—	(29,181)
Tax benefit resulting from exercise of certain employee stock options	—	—	1,182	—	—	—	1,182
Share-based compensation	—	—	3,015	—	—	—	3,015
Total comprehensive income:
Net earnings	—	—	—	—	37,868	—	37,868
Net unrealized gain on cash flow hedging arrangements, net of tax	—	—	—	—	—	(3,132)	(3,132)
Change in currency translation adjustment, net of tax	—	—	—	—	—	(13,173)	(13,173)
Pension adjustment, net of tax	—	—	—	—	—	825	825

Comprehensive income (a)							22,388

Balance at March 31, 2010	33,644,786	$448	$578,231	$(880,652)	$1,045,479	$(31,689)	$711,817

(a)	Total comprehensive income for the three months ended March 31, 2009 was $10,807.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2010 and 2009
(In thousands)
(unaudited)

	March 31,	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$37,868	$33,879
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,447	7,049
Amortization	3,381	2,683
Deferred tax provision	(1,806)	(3,862)
Excess tax benefits from share-based payment arrangements	(920)	(38)
Share-based compensation	3,015	2,901
Other	29	(38)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	3,949	45,366
Inventories	(11,023)	5,504
Other current assets	(2,007)	(1,615)
Trade accounts payable	(2,134)	(30,197)
Taxes payable	3,142	(9,927)
Accruals and other	3,553	(16,834)

Net cash provided by operating activities	44,494	34,871

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	37	1,868
Purchase of property, plant and equipment	(10,461)	(12,452)
Acquisitions	(12,528)	(170)

Net cash used in investing activities	(22,952)	(10,754)

Cash flows from financing activities:
Proceeds from borrowings	23,851	58,192
Repayments of borrowings	(19,199)	(32,142)
Proceeds from stock option exercises	3,005	2,960
Repurchases of common stock	(29,181)	—
Excess tax benefits from share-based payment arrangements	920	38
Other financing activities	191	(320)

Net cash (used in) provided by financing activities	(20,413)	28,728

Effect of exchange rate changes on cash and cash equivalents	(277)	(148)

Net increase in cash and cash equivalents	852	52,697

Cash and cash equivalents:
Beginning of period	85,031	78,073

End of period	$85,883	$130,770

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 – Unaudited
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
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     All intercompany transactions and balances have been eliminated.
     Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 – Unaudited (Continued)
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
     Inventory consisted of the following:

	March 31,	December 31,
	2010	2009
Raw materials and parts	$81,355	$80,150
Work-in-progress	30,711	29,695
Finished goods	64,981	58,197

	$177,047	$168,042

Other Intangible Assets
     Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 “Business Combinations” and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant and Equipment.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consist of the following:

	March 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$83,854	$(16,202)	$80,357	$(15,622)
Proven technology and patents	38,009	(23,595)	38,242	(23,011)
Tradename (finite life)	3,004	(983)	1,993	(909)
Tradename (indefinite life)	23,634	—	23,634	—
Other	510	(26)	600	—

	$149,011	$(40,806)	$144,826	$(39,542)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.1 million for 2010, $5.9 million for 2011, $5.5 million for 2012, $4.1 million for 2013 and $3.7 million for 2014. For the three months ended March 31, 2010 and 2009, amortization expense associated with the above intangible assets of $1.6 million and $1.2 million was recognized, respectively. For the three months ended March 31, 2010 and 2009, purchased intangible amortization, net of tax was $0.9 million and $0.6 million, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $1.8 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.
Revenue Recognition
     Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, the Company defers revenue where installation is required, unless such installation is deemed perfunctory. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon title transfer and risk of loss to its distributors. Distributor discounts are offset against revenue at the time such revenue is recognized. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.
     Service revenue not under contract is recognized upon the completion of the service performed. Spare parts sold on a stand-alone basis are recognized upon title and risk of loss transfer

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
which is generally at the time of shipment. Revenues from service contracts are recognized ratably over the contract period. These contracts represent an obligation to perform repair and other services including regulatory compliance qualification, calibration, certification and preventative maintenance on a customer’s pre-defined equipment over the contract period. Service contracts are separately priced and payment is typically received from the customer at the beginning of the contract period.
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	March 31,	March 31,
	2010	2009
Balance at beginning of period	$15,856	$12,822
Accruals for warranties	2,807	3,496
Foreign currency translation	(439)	(474)
Payments/utilizations	(4,468)	(3,815)

Balance at end of period	$13,756	$12,029

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
Share-Based Compensation
     The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.0 million and $2.9 million of share-based compensation expense for the three months ended March 31, 2010 and 2009, respectively.
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
3. ACQUISITIONS
     In January 2010, the Company acquired a pipette distributor located in the United Kingdom for an aggregate purchase price of approximately $12.5 million. The Company may be required to pay additional cash consideration up to a maximum amount of approximately $1.2 million related to an earn-out period. Goodwill recorded in connection with the acquisition totaled $7.4 million, which is included in the Company’s Western European Operations segment. The Company also recorded $4.5 million of identified intangibles pertaining to tradename and customer relationships.
4. FINANCIAL INSTRUMENTS
     As more fully described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company’s fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. The Company does not use derivative financial instruments for trading purposes. For additional disclosures on the fair value of financial instruments, also see Note 5 to the interim consolidated financial statements.
     Cash Flow Hedges
     The Company has two interest rate swap agreements, designated as cash flow hedges. The first agreement changes the floating rate LIBOR-based interest payments associated with $40 million outstanding under the Company’s credit facility to a fixed obligation of 2.70%.
     The second agreement is a forward-starting swap which changes the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.25% beginning in October 2010. During the three months ended March 31, 2010, the Company settled $100 million of its original $200 million arrangement, resulting in an expense of $0.6 million being reclassified from other comprehensive income to interest expense.
     The Company has also entered into a foreign currency forward contract (with a notional amount of $25.3 million), designated as a cash flow hedge, to hedge certain forecasted intercompany sales denominated in U.S. dollars with its foreign businesses. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive (loss) income, net of tax and reclassifies these amounts into earnings in the period in which the transaction affects earnings. Gains or losses on the derivatives representing hedge ineffectiveness, if any, are recognized in current earnings. Through March 31, 2010, no hedge ineffectiveness has occurred in relation to these cash flow hedges.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The fair values of these derivative instruments at March 31, 2010 and December 31, 2009 are as follows:

		Fair Value	Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swap agreement	Current liabilities	$(546)	$(733)

Interest rate forward-starting swap agreement	Other non-current (liabilities)/assets	$(647)	$3,419

Foreign currency forward contract	Current assets	$513	$1,566
     The effects of these derivative instruments on the consolidated statements of operations before taxes for the three month periods ended March 31, 2010 and 2009 are as follows:

		Three month period ended March 31, 2010		Three month period ended March 31, 2009
	Location of
	Derivative
	Gain/(Loss)	Derivative	Gain/(Loss) Reclassified	Derivative	Gain/(Loss) Reclassified
	Recognized in	Gain/(Loss)	from AOCI into Earnings	Gain/(Loss)	from AOCI into Earnings
	Earnings	Recognized in OCI	(Effective Portion)	Recognized in OCI	(Effective Portion)
Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swaps	Interest expense	$(3,879)	$(786)	$80	$(833)

Foreign currency forward contract	Net sales	$(1,053)	$512	$693	—
     A net after tax derivative loss of $0.7 million based upon interest rates and foreign currency exchange rates at March 31, 2010 is expected to be recognized in earnings in the next twelve months.
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
     The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments” and are categorized as “other derivatives” in the table below. Gains or losses on these instruments are reported in current earnings. At March 31, 2010 and December 31, 2009, these contracts had a notional value of $129.2 million and $128.7 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The fair value of these derivative instruments and their effects on the consolidated balance sheet at March 31, 2010 and December 31, 2009 are as follows:

		Fair Value	Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap agreement	Other non-current assets	$687	$846

Derivatives not designated as hedging instruments:
Other derivatives:

Foreign currency forward contracts — liabilities	Accrued and other liabilities	$(797)	$(344)

Foreign currency forward contracts — assets	Other current assets	$348	$453

The fair value of these derivative instruments and their effects on the consolidated statement of operations before taxes for the three month periods ended March 31, 2010 and 2009 are as follows:

		Derivative Gain/(Loss)	Derivative Gain/(Loss)
	Location of Derivative	Recognized in Earnings for	Recognized in Earnings for
	Gain/(Loss) Recognized in	the three months ended	the three months ended
	Earnings	March 31, 2010	March 31, 2009
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap agreement	Interest Expense	$(159)	$(139)

Derivatives not designated as hedging instruments:
Other derivatives:

Foreign currency forward contracts — liabilities	Other charges (income), net	$(1,607)	$(436)

Foreign currency forward contracts — assets
5. FAIR VALUE MEASUREMENTS
     At March 31, 2010 and December 31, 2009, the Company had derivative assets totaling $1.5 million and $6.3 million, respectively, and derivative liabilities totaling $2.0 million and $1.1 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2010 and December 31, 2009.
     At March 31, 2010 and December 31, 2009, the Company had $13.7 million and $11.1 million of cash equivalents, respectively, the fair value of which is determined through corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
     The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009:

	March 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$861	$—	$861	$—	$2,019	$—	$2,019	$—
Interest rate swap agreement	687	—	687	—	4,265	—	4,265	—
Cash equivalents	13,730	—	13,730	—	11,080	—	11,080	—

Total	$15,278	$—	$15,278	$—	$17,364	$—	$17,364	$—

Liabilities:
Foreign currency forward contracts	$797	$—	$797	$—	$344	$—	$344	$—
Interest rate swap agreements	1,193	—	1,193	—	733	—	733	—

Total	$1,990	$—	$1,990	$—	$1,077	$—	$1,077	$—

6. INCOME TAXES
     The provision for taxes is based upon the Company’s projected annual effective tax rate of 26% for the three month period ended March 31, 2010.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     During the first quarter of 2009, the Company recorded a discrete tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 3% for the three month period ended March 31, 2009.
7. DEBT
     Debt consisted of the following at March 31, 2010:

	March 31, 2010
		Other Principal
		Trading
	U.S. Dollar	Currencies	Total
4.85% $75 million Senior Notes (net of unamortized discount)	$75,680	$—	$75,680
6.30% $100 million Senior Notes	100,000	—	100,000
Credit facility	62,713	28,932	91,645
Other local arrangements	—	29,311	29,311

Total debt	238,393	58,243	296,636
Less: current portion	(75,680)	(17,086)	(92,766)

Total long-term debt	$162,713	$41,157	$203,870

     As of March 31, 2010, the Company had $853.7 million of availability remaining under the credit facility.
8. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $1.5 billion of common shares. As of March 31, 2010, there were $381.4 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 15.5 million shares since the inception of the program through March 31, 2010.
     The Company’s share repurchase program was suspended in October 2008 and re-started in December 2009. During the three months ended March 31, 2010, the Company spent $29.2 million on the repurchase of 284,999 shares at an average price per share of $102.37. The Company reissued 76,112 shares and 67,540 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2010 and 2009, respectively. The Company also reissued 2,549 shares and 6,467 shares held in treasury during the three months ended March 31, 2010 and 2009, respectively, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
9. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three month periods ended March 31, solely relating to outstanding stock options and restricted stock units.

	2010	2009
Three months ended	775,892	365,032
     Outstanding options and restricted stock units to purchase or receive 723,123 shares and 1,392,596 shares of common stock for the three month periods ended March 31, 2010 and 2009, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
10. NET PERIODIC BENEFIT COST
     Net periodic cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement benefits
	2010	2009	2010	2009	2010	2009
Service cost, net	$66	$46	$3,290	$3,857	$74	$95
Interest cost on projected benefit obligations	1,610	1,696	5,632	5,118	189	280
Expected return on plan assets	(1,727)	(1,710)	(7,266)	(6,345)	—	—
Net amortization and deferral	—	—	(313)	(237)	(168)	(239)
Recognition of actuarial (gains)/losses	1,324	1,165	270	190	(184)	(82)

Net periodic pension cost/(credit)	$1,273	$1,197	$1,613	$2,583	$(89)	$54

     As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company expects to make employer pension contributions of approximately $17.6 million to its non-U.S. pension plans and employer contributions of approximately $1.5 million to its U.S. post-retirement medical plan during the year ended December 31, 2010. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
11. RESTRUCTURING CHARGES
     During the fourth quarter of 2008, the Company initiated a global cost reduction program. Charges under the program primarily comprise severance costs and will approximate $40 million. Through March 31, 2010 total charges recognized were $38.2 million, of which $0.4 million and $8.4 million were recorded during the three month periods ended March 31, 2010 and 2009, respectively. Under the program, the Company’s workforce (including employees and temporary personnel) has been reduced by approximately 1,000.
     A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2010 is as follows:

	Employee	Lease
	Related	Termination	Other	Total
Balance at December 31, 2009	$14,122	$669	$15	$14,806
Restructuring charges	92	26	266	384
Cash payments	(3,925)	(117)	(281)	(4,323)
Impact of foreign currency	(579)	—	—	(579)

Balance at March 31, 2010	$9,710	$578	$—	$10,288

12. OTHER CHARGES (INCOME), NET
     Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
13. SEGMENT REPORTING
     As disclosed in Note 17 to the Company’s consolidated financial statements for the year ended December 31, 2009, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
     The Company evaluates segment performance based on segment profit for segment reporting (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2010	Customers	Segments	Sales	Profit	Goodwill (c)

U.S. Operations	$136,372	$14,045	$150,417	$24,112	$319,139
Swiss Operations	22,504	72,969	95,473	18,261	18,204
Western European Operations	136,758	19,643	156,401	15,072	91,618
Chinese Operations	54,751	20,820	75,571	14,836	650
Other (a)	66,266	798	67,064	3,525	12,917
Eliminations and Corporate (b)	—	(128,275)	(128,275)	(15,359)	—

Total	$416,651	$—	$416,651	$60,447	$442,528

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2009	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$123,387	$10,820	$134,207	$20,035	$308,898
Swiss Operations	22,811	60,219	83,030	13,354	16,910
Western European Operations	127,637	16,631	144,268	11,373	81,501
Chinese Operations	44,391	14,742	59,133	9,933	648
Other (a)	55,853	526	56,379	2,719	11,561
Eliminations and Corporate (b)	—	(102,938)	(102,938)	(5,097)	—

Total	$374,079	$—	$374,079	$52,317	$419,518

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	Goodwill for the three months ended March 31, 2010 includes an addition of $7.4 million in Western European Operations related to our acquisition of a pipette distributor. Other goodwill changes are primarily related to foreign currency fluctuations.
     A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three months ended
	March 31,	March 31,
	2010	2009
Earnings before taxes	$51,174	$35,033
Amortization	3,381	2,683
Interest expense	5,254	5,241
Restructuring charges	384	8,355
Other charges (income), net	254	1,005

Segment profit	$60,447	$52,317

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     During the three months ended March 31, 2010, restructuring charges of $0.4 million were recognized, of which $0.1 million, $0.2 million and $0.1 million related to the Company’s U.S., Western European and Chinese operations, respectively. Restructuring charges of $8.4 million were recognized during the three months ended March 31, 2009, of which $3.2 million, $1.0 million, $3.4 million, $0.3 million, $0.2 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively. The cumulative amount of restructuring charges recognized under the program totaled $38.2 as of March 31, 2010, of which $8.4 million, $2.5 million, $21.2 million, $0.9 million, $4.5 million and $0.7 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.
14. CONTINGENCIES
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
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Interim Consolidated Financial Statements included herein.
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
     Local currency changes exclude the effect of currency exchange rate fluctuations that result from translating activity outside of the United States into U.S. dollars. Local currency amounts are determined by translating current and previous year consolidated financial information at an index utilizing historical currency exchange rates. Because changes in foreign currency exchange rates have a non-operating impact on our financial results, we believe local currency information provides a helpful assessment of business performance and a useful measure of results between periods. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. We present non-GAAP financial measures in reporting our financial results to provide investors with an additional analytical tool to evaluate our operating results.
Results of Operations — Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three month periods ended March 31, 2010 and 2009 (amounts in thousands).

	Three months ended March 31,
	2010		2009
	(unaudited)%		(unaudited)%
Net sales	$416,651	100.0	$374,079	100.0
Cost of sales	198,725	47.7	186,157	49.8

Gross profit	217,926	52.3	187,922	50.2
Research and development	22,465	5.4	21,570	5.8
Selling, general and administrative	135,014	32.4	114,035	30.5
Amortization	3,381	0.8	2,683	0.7
Interest expense	5,254	1.3	5,241	1.4
Restructuring charges	384	0.1	8,355	2.2
Other charges (income), net	254	—	1,005	0.2

Earnings before taxes	51,174	12.3	35,033	9.4
Provision for taxes (a)	13,306	3.2	1,154	0.3

Net earnings	$37,868	9.1	$33,879	9.1

(a)	Discrete tax items for the three months ended March 31, 2009 included a net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters.

     Net sales
     Net sales were $416.7 million for the three months ended March 31, 2010, compared to $374.1 million for the corresponding period in 2009. This represents an increase in U.S. dollars of 11%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 6% for the three months ended March 31, 2010. During the fourth quarter of 2009, we acquired a vision technology company that has been integrated into our end-of-line packaging inspection systems product offering. During the first quarter of 2010 we also acquired our pipette distributor in the United Kingdom that has been integrated into our U.K. market organization. We estimate acquisitions contributed approximately 1% to our net sales growth for the three months ended March 31, 2010.
     Our net sales by geographic destination for the three months ended March 31, 2010 in U.S. dollars increased 13% in the Americas, increased 4% in Europe and increased 21% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 11% in the Americas, decreased 1% in Europe and increased 15% in Asia/Rest of World. A discussion of sales by operating segment is included below. Acquisitions contributed approximately 1% in the Americas and 3% in Europe to net sales growth for the three months ended March 31, 2010. While we have experienced improved business activity, particularly in Asia/Rest of World and the Americas, it is currently difficult to predict the extent to which our results may be adversely affected in this uncertain environment.
     As described in Note 17 to our consolidated financial statements for the year ended December 31, 2009, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
     Net sales of products increased by 13% in U.S. dollars during the three months ended March 31, 2010 compared to the corresponding prior period and by 8% in local currencies. Service revenue (including spare parts) increased by 7% in U.S. dollars during the three months ended March 31, 2010 compared to the corresponding period in 2009 and increased by 2% in local currencies.
     Net sales for our laboratory-related products increased 14% in U.S. dollars and increased 9% in local currencies during the three months ended March 31, 2010, principally driven by strong growth in pipettes, process analytics and analytical instruments across most geographies. Acquisitions contributed approximately 3% to our laboratory-related net sales growth during the three months ended March 31, 2010.
     Net sales of our industrial-related products increased 12% in U.S. dollars and increased 7% in local currencies for the three months ended March 31, 2010. We experienced strong sales growth in our product inspection products, as well as our core industrial products in the U.S. and China. Net sales growth was offset in part by decreased sales in transportation and logistics across most geographies. In addition, we continue to experience local currency industrial-related sales declines in Europe. Acquisitions contributed approximately 2% to our industrial-related net sales growth during the three months ended March 31, 2010.
     In our food retailing markets, net sales decreased 1% in U.S. dollars and decreased 5% in local currencies during the three months ended March 31, 2010 primarily due to decreased sales in the U.S. and Europe, offset in part by modest growth in China.

     Gross profit
     Gross profit as a percentage of net sales was 52.3% for the three months ended March 31, 2010, compared to 50.2% for the corresponding period in 2009.
     Gross profit as a percentage of net sales for products was 57.1% for the three months ended March 31, 2010, compared to 54.3% for the corresponding period in 2009.
     Gross profit as a percentage of net sales for services (including spare parts) was 37.6% for the three months ended March 31, 2010, compared to 38.5% for the corresponding period in 2009.
     The increase in gross profit as a percentage of net sales primarily reflects benefits from increased sales volume in excess of increased production costs, increased pricing and reduced material costs. The increase was partially offset by unfavorable currency compared to the corresponding period in 2009.
     Research and development and selling, general and administrative expenses
     Research and development expenses as a percentage of net sales were 5.4% for the three months ended March 31, 2010 compared to 5.8% for the corresponding period in 2009. Research and development expenses increased 4% in U.S. dollars and decreased 1%, in local currencies, during the three months ended March 31, 2010, compared to the corresponding period in 2009 relating to the timing of research and development project activity.
     Selling, general and administrative expenses as a percentage of net sales were 32.4% for the three months ended March 31, 2010, compared to 30.5% for the corresponding period in 2009. Selling, general and administrative expenses increased 18% in U.S. dollars and increased 13%, in local currencies, during the three months ended March 31, 2010, compared to the corresponding periods in 2009. The increase is primarily due to increased performance-related compensation costs and acquisition-related expenses. These items were partially offset by benefits from our cost reduction activities initiated in the previous year.
     Interest expense, restructuring charges, other charges (income), net, and taxes
     Interest expense was $5.3 million for the three months ended March 31, 2010 compared to $5.2 million for the corresponding period in 2009. Interest expense for the three month period ended March 31, 2010 includes costs associated with our interest rate swap agreements, partially offset by lower average borrowings.
     During the fourth quarter of 2008, we initiated a global cost reduction program. Charges under the program primarily comprise severance costs and will approximate $40 million. Through March 31, 2010 total charges recognized were $38.2 million, of which $0.4 million and $8.4 million were recorded during the three month periods ended March 31, 2010 and 2009, respectively. Under the program, our workforce (including employees and temporary personnel) has been reduced by approximately 1,000. As a result of the reduction in workforce, our personnel costs have been reduced by approximately $65 million on an annual basis. We expect total cost savings from our global cost reduction program to be approximately $100 million on an annual basis.
     See Note 11 to the interim consolidated financial statements for a summary of restructuring activity for the three months ended March 31, 2010.

     Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. The decrease in other charges (income), net of $0.8 million compared to the prior year is primarily due to favorable foreign currency fluctuations.
     The provision for taxes is based upon our projected annual effective tax rate of 26% and 27% for the three months ended March 31, 2010 and 2009, respectively. During the first quarter of 2009, we recorded a discrete net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 3% for the three months ended March 31, 2009.
Results of Operations — by Operating Segment
     The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 17 to our consolidated financial statements for the year ended December 31, 2009.
     U.S. Operations (amounts in thousands)

	Three months ended March 31
	2010	2009	%1)
Total net sales	$150,417	$134,207	12%
Net sales to external customers	$136,372	$123,387	11%
Segment profit	$24,112	$20,035	20%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales and net sales to external customers for the three months ended March 31, 2010 increased compared to the corresponding period in 2009, reflecting increases across most product categories, particularly product inspection products, laboratory-related products and process analytics. Net sales in our U.S. operations also benefited approximately 1% from acquisitions.
     Segment profit increased $4.1 million for the three months ended March 31, 2010 compared to the corresponding period in 2009. The increase in segment profit was primarily due to increased sales volume and benefits from our cost containment efforts, offset in part by acquisition-related expenses and a $1.8 million gain recognized during the three months ended March 31, 2009 from the receipt of a previously reserved receivable.
     Swiss Operations (amounts in thousands)

	Three months ended March 31
	2010	2009	%1)
Total net sales	$95,473	$83,030	15%
Net sales to external customers	$22,504	$22,811	-1%
Segment profit	$18,261	$13,354	37%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 15% in U.S. dollars and 6% in local currency for the three month period ended March 31, 2010 compared to the corresponding period in 2009. Net sales to external customers decreased 1% in U.S. dollars and 9% in local currencies for the three month period ended March 31, 2010 compared to the corresponding period in 2009. The decrease in sales to external customers reflects declines across most product categories, especially laboratory balances, analytical instruments and core-industrial products. It is currently difficult to predict the extent to which the results of our Swiss operations may be adversely affected in this uncertain environment.
     Segment profit increased $4.9 million for the three months ended March 31, 2010 compared to the corresponding period in 2009. The increase in segment profit in 2010 is primarily due to favorable product mix, benefits from our cost containment efforts and increased inter-segment pricing, offset in part by decreased sales volume and unfavorable currency translation fluctuations.
     Western European Operations (amounts in thousands)

	Three months ended March 31
	2010	2009	%1)
Total net sales	$156,401	$144,268	8%
Net sales to external customers	$136,758	$127,637	7%
Segment profit	$15,072	$11,373	33%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 8% in U.S. dollars and 1% in local currency for the three month period ended March 31, 2010 compared to the corresponding period in 2009. Net sales to external customers increased 7% in U.S. dollars and were flat in local currencies for the three months ended March 31, 2010 compared to the corresponding period in 2009. Net sales in our Western European operations benefited approximately 2% from acquisitions. The local currency net sales decrease excluding acquisitions is primarily due to reduced sales in industrial-related and food retailing products. It is currently difficult to predict the extent to which the results of our Western European operations may be adversely affected in this uncertain environment.
     Segment profit increased $3.7 million for the three months ended March 31, 2010 compared to the corresponding period in 2009. The increase in segment profit resulted primarily from benefits from our cost containment efforts, partially offset by unfavorable currency translation fluctuations.
     Chinese Operations (amounts in thousands)

	Three months ended March 31
	2010	2009	%1)
Total net sales	$75,571	$59,133	28%
Net sales to external customers	$54,751	$44,391	23%
Segment profit	$14,836	$9,933	49%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 28% in U.S. dollars and 27% in local currency for the three months ended March 31, 2010 compared to the corresponding period in 2009. Net sales to external customers in U.S. dollars and local currency increased 23% for the three month period compared to the corresponding period in 2009. The increase is due primarily to strong sales growth in core-industrial products, analytical instruments and process analytics.
     Segment profit increased $4.9 million for the three months ended March 31, 2010 compared to the corresponding period in 2009. The increase in segment profit is primarily due to the increased sales volume, benefits from our cost reduction efforts and increased inter-segment royalty expenses from our U.S. operations.

     Other (amounts in thousands)

	Three months ended March 31
	2010	2009	%1)
Total net sales	$67,064	$56,379	19%
Net sales to external customers	$66,266	$55,853	19%
Segment profit	$3,525	$2,719	30%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales and net sales to external customers increased 19% in U.S. dollars and 8% in local currency for the three months ended March 31, 2010 compared to the corresponding period in 2009. The local currency increase reflects increased sales across most geographies, especially Japan and Southeast Asia.
     Segment profit increased $0.8 million for the three months ended March 31, 2010 compared to the corresponding period in 2009. Segment profit increased during the three months ended March 31, 2010 primarily due to increased sales volume and benefits from our cost containment efforts.
Liquidity and Capital Resources
     Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions. Due to the recent economic downturn and instability in the financial markets, our share repurchase program was suspended in October 2008 and re-started in December 2009. While we have seen an improvement in global economic conditions, our ability to generate cash flows may be reduced by a prolonged global economic slowdown.
     Cash provided by operating activities totaled $44.5 million in the three months ended March 31, 2010, compared to $34.9 million in the corresponding period in 2009. The increase in 2010 resulted principally from increased net earnings. In addition, benefits during 2010 from reduced incentive payments related to previous year performance-related compensation incentives were offset by benefits during 2009 from reduced working capital balances associated with the decline in prior year business activity.
     Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $10.5 million for the three months ended March 31, 2010 compared to $12.5 million in the corresponding period in 2009. Our first quarter 2010 capital expenditures included approximately $6.3 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $7.3 million during the prior year comparable period. We expect that our annual capital expenditures will continue to be approximately $60 million until Blue Ocean is completed. These amounts may change based upon fluctuations in currency exchange rates.
     We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the first quarter of 2010, we spent approximately $12.5 million, plus contingent consideration up to a maximum of $1.2 million, relating to the acquisition of our pipette distributor in the United Kingdom.

Senior Notes and Credit Facility Agreement
     Our debt consisted of the following at March 31, 2010:

		March 31, 2010
		Other Principal
	U.S. Dollar	Trading Curriencies	Total
4.85% $75 million Senior Notes (net of unamortized discount)	$75,680	$—	$75,680
6.30% $100 million Senior Notes	100,000	—	100,000
Credit facility	62,713	28,932	91,645
Other local arrangements	—	29,311	29,311

Total debt	238,393	58,243	296,636
Less: current portion	(75,680)	(17,086)	(92,766)

Total long-term debt	$162,713	$41,157	$203,870

     As of March 31, 2010, approximately $853.7 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. As of March 31, 2010, we were in compliance with our debt covenants.
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
     Share Repurchase Program
     We have a share repurchase program. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. As of March 31, 2010, there were $381.4 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. Our share repurchase program was suspended in October 2008 and re-started in December 2009. We have purchased 15.5 million shares since the inception of the program through March 31, 2010.
     During the three months ended March 31, 2010, we spent $29.2 million on the repurchase of 284,999 shares at an average price per share of $102.37. We reissued 76,112 shares and 67,540 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2010 and March 31, 2009, respectively. We also reissued 2,549 shares and 6,467 shares held in treasury during the three months ended March 31, 2010 and 2009, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. Moreover, a substantial percentage of our research and development expenses and general and administrative expenses are incurred in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in European currencies (other than the Swiss franc) than we have expenses in those currencies. Therefore, when European currencies weaken against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. In recent years, we have seen higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.1 million to $1.4 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2010, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $6.5 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
     In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on its consolidated balance sheet or income statement.

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
     We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended March 31, 2010 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2010, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
     For the three months ended March 31, 2010 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value (in thousands)
	Total Number	Average	Part of Publicly	of Shares that may
	of Shares	Price Paid per	Announced	yet be Purchased
	Purchased	Share	Program	under the Program
January 1 to January 31, 2010	79,800	$102.45	79,800	$402,426
February 1 to February 28, 2010	79,800	96.71	79,800	394,707
March 1 to March 31, 2010	125,399	105.92	125,399	381,422

Total	284,999	$102.37	284,999	$381,422
     We have a share repurchase program. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. As of March 31, 2010, there were $381.4 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. We have purchased 15.5 million common shares since the inception of the program, announced February 2004, through March 31, 2010.
     Our share repurchase program was suspended in October 2008 and re-started in December 2009. During the three months ended March 31, 2010, we spent $29.2 million on the repurchase of 284,999 shares at an average price per share of $102.37. We reissued 76,112 shares and 67,540 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2010 and 2009, respectively. We also reissued 2,549 and 6,467 shares held in treasury during the three months ended March 31, 2010 and 2009, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: April 30, 2010	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

*	Filed herewith