Form 10-Q
period 2010-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2010-07-23
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-13595
Mettler-Toledo International Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)
1900 Polaris Parkway
Columbus, Ohio 43240
and
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland
(Address of principal executive offices)
(Zip Code)
1-614-438-4511 and +41-44-944-22-11
(Registrant’s telephone number, including area code)
not applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer. ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Registrant had 33,406,944 shares of Common Stock outstanding at June 30, 2010.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Interim Consolidated Financial Statements:

Interim Consolidated Statements of Operations for the three months ended June 30, 2010 and 2009	3

Interim Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009	4

Interim Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	5

Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2010 and twelve months ended December 31, 2009	6

Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	7

Notes to the Interim Consolidated Financial Statements at June 30, 2010	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults upon Senior Securities	36

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURE
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2010 and 2009
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2010	2009
Net sales
Products	$358,829	$304,378
Service	109,720	103,064

Total net sales	468,549	407,442
Cost of sales
Products	154,770	138,368
Service	67,154	62,840

Gross profit	246,625	206,234
Research and development	23,105	22,075
Selling, general and administrative	143,602	122,488
Amortization	3,565	2,814
Interest expense	4,711	6,760
Restructuring charges	1,526	13,979
Other charges (income), net	730	131

Earnings before taxes	69,386	37,987
Provision for taxes	18,039	10,256

Net earnings	$51,347	$27,731

Basic earnings per common share:
Net earnings	$1.53	$0.82
Weighted average number of common shares	33,536,105	33,690,179

Diluted earnings per common share:
Net earnings	$1.49	$0.81
Weighted average number of common and common equivalent shares	34,395,487	34,192,595
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2010 and 2009
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2010	2009
Net sales
Products	$672,233	$582,288
Service	212,967	199,233

Total net sales	885,200	781,521
Cost of sales
Products	289,101	265,393
Service	131,548	121,972

Gross profit	464,551	394,156
Research and development	45,570	43,645
Selling, general and administrative	278,616	236,523
Amortization	6,946	5,497
Interest expense	9,965	12,001
Restructuring charges	1,910	22,334
Other charges (income), net	984	1,136

Earnings before taxes	120,560	73,020
Provision for taxes	31,345	11,410

Net earnings	$89,215	$61,610

Basic earnings per common share:
Net earnings	$2.65	$1.83
Weighted average number of common shares	33,646,640	33,660,699

Diluted earnings per common share:
Net earnings	$2.59	$1.81
Weighted average number of common and common equivalent shares	34,464,277	34,094,423
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$111,591	$85,031
Trade accounts receivable, less allowances of $12,428 at June 30, 2010 and $12,399 at December 31, 2009	310,071	312,998
Inventories	185,173	168,042
Current deferred tax assets, net	36,028	34,225
Other current assets and prepaid expenses	48,000	45,811

Total current assets	690,863	646,107
Property, plant and equipment, net	302,606	316,334
Goodwill	439,270	440,950
Other intangible assets, net	106,825	105,284
Non-current deferred tax assets, net	92,306	95,688
Other non-current assets	113,924	114,424

Total assets	$1,745,794	$1,718,787

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$110,971	$103,160
Accrued and other liabilities	87,259	91,907
Accrued compensation and related items	95,651	96,359
Deferred revenue and customer prepayments	86,473	63,292
Taxes payable	46,555	38,686
Current deferred tax liabilities	11,227	11,303
Short-term borrowings and current maturities of long-term debt	90,837	89,968

Total current liabilities	528,973	494,675
Long-term debt	204,247	203,590
Non-current deferred tax liabilities	115,581	119,791
Other non-current liabilities	179,801	189,593

Total liabilities	1,028,602	1,007,649

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 33,406,944 and 33,851,124 shares at June 30, 2010 and December 31, 2009, respectively	448	448
Additional paid-in capital	583,577	574,034
Treasury stock at cost (11,379,067 shares at June 30, 2010 and 10,934,887 shares at December 31, 2009)	(914,037)	(857,130)
Retained earnings	1,092,977	1,009,995
Accumulated other comprehensive (loss) income	(45,773)	(16,209)

Total shareholders’ equity	717,192	711,138

Total liabilities and shareholders’ equity	$1,745,794	$1,718,787

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Six months ended June 30, 2010 and twelve months ended December 31, 2009
(In thousands, except share data)
(unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total
Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	308,154	—	—	21,998	(10,930)	—	11,068
Other treasury stock issuances	6,467	—	—	461	(157)	—	304
Repurchases of common stock	(58,800)	—	—	(5,988)	—	—	(5,988)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,895	—	—	—	2,895
Share-based compensation	—	—	11,367	—	—	—	11,367
Total comprehensive income:
Net earnings	—	—	—	—	172,593	—	172,593
Net unrealized gain on cash flow hedging arrangements, net of tax	—	—	—	—	—	5,401	5,401
Change in currency translation adjustment, net of tax	—	—	—	—	—	15,835	15,835
Pension adjustment, net of tax	—	—	—	—	—	(5,584)	(5,584)

Comprehensive income							188,245

Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138

Exercise of stock options and restricted stock units	216,270	—	—	15,704	(6,320)	—	9,384
Other treasury stock issuances	2,549	—	—	183	87	—	270
Repurchases of common stock	(662,999)	—	—	(72,794)	—	—	(72,794)
Tax benefit resulting from exercise of certain employee stock options	—	—	3,534	—	—	—	3,534
Share-based compensation	—	—	6,009	—	—	—	6,009
Total comprehensive income:
Net earnings	—	—	—	—	89,215	—	89,215
Net unrealized gain on cash flow hedging arrangements, net of tax	—	—	—	—	—	(6,039)	(6,039)
Change in currency translation adjustment, net of tax	—	—	—	—	—	(25,247)	(25,247)
Pension adjustment, net of tax	—	—	—	—	—	1,722	1,722

Comprehensive income (a)							59,651

Balance at June 30, 2010	33,406,944	$448	$583,577	$(914,037)	$1,092,977	$(45,773)	$717,192

(a)	Total comprehensive income for the three months ended June 30, 2010 and 2009 was $37,263 and $66,100, respectively and $76,907 for the six months ended June 30, 2009.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2010 and 2009
(In thousands)
(unaudited)

	June 30,	June 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$89,215	$61,610
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,465	14,353
Amortization	6,946	5,497
Deferred tax provision	(4,534)	(10,797)
Excess tax benefits from share-based payment arrangements	(2,718)	(202)
Share-based compensation	6,009	5,532
Other	129	315
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(10,697)	57,613
Inventories	(23,633)	12,610
Other current assets	(2,325)	(3,865)
Trade accounts payable	9,481	(25,920)
Taxes payable	8,957	5,497
Accruals and other	27,963	(13,349)

Net cash provided by operating activities	119,258	108,894

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	102	1,917
Purchase of property, plant and equipment	(19,803)	(24,020)
Acquisitions	(12,557)	(170)

Net cash used in investing activities	(32,258)	(22,273)

Cash flows from financing activities:
Proceeds from borrowings	52,143	167,905
Repayments of borrowings	(47,058)	(217,333)
Debt issuance costs	—	(602)
Debt extinguishment costs	—	(1,301)
Proceeds from stock option exercises	9,384	4,609
Repurchases of common stock	(72,794)	—
Excess tax benefits from share-based payment arrangements	2,718	202
Other financing activities	(3,538)	(1,078)

Net cash used in financing activities	(59,145)	(47,598)

Effect of exchange rate changes on cash and cash equivalents	(1,295)	2,630

Net increase in cash and cash equivalents	26,560	41,653

Cash and cash equivalents:
Beginning of period	85,031	78,073

End of period	$111,591	$119,726

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited
(In thousands, except share data, unless otherwise stated)
1. BASIS OF PRESENTATION
     Mettler-Toledo International Inc. (“Mettler-Toledo” or the “Company”) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company’s primary manufacturing facilities are located in China, Germany, Switzerland, the United Kingdom and the United States. The Company’s principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland.
     The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
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
At June 30, 2010 — Unaudited (Continued)
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
     Inventory consisted of the following:

	June 30,	December 31,
	2010	2009
Raw materials and parts	$84,992	$80,150
Work-in-progress	32,169	29,695
Finished goods	68,012	58,197

	$185,173	$168,042

Other Intangible Assets
     Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 “Business Combinations” and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 “Intangibles — Goodwill and Other” and “ASC 360 “Property, Plant and Equipment.”

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Other intangible assets consisted of the following:

	June 30, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$83,902	$(16,037)	$80,357	$(15,622)
Proven technology and patents	35,560	(22,669)	38,242	(23,011)
Tradename (finite life)	3,034	(1,058)	1,993	(909)
Tradename (indefinite life)	23,634	—	23,634	—
Other	510	(51)	600	—

	$146,640	$(39,815)	$144,826	$(39,542)

     The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.1 million for 2010, $5.9 million for 2011, $5.5 million for 2012, $4.1 million for 2013 and $3.7 million for 2014. The Company recognized amortization expense associated with the above intangible assets of $1.5 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively and $3.1 million and $2.3 million for the six months ended June 30, 2010 and 2009, respectively. Purchased intangible amortization, net of tax was $0.9 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively and $1.8 million and $1.3 million for the six months ended June 30, 2010 and 2009, respectively.
     In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $2.1 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively and of $3.9 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Service revenue not under contract is recognized upon the completion of the service performed. Spare parts sold on a stand-alone basis are recognized upon title and risk of loss transfer which is generally at the time of shipment. Revenues from service contracts are recognized ratably over the contract period. These contracts represent an obligation to perform repair and other services including regulatory compliance qualification, calibration, certification and preventative maintenance on a customer’s pre-defined equipment over the contract period. Service contracts are separately priced and payment is typically received from the customer at the beginning of the contract period.
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
     The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties are as follows:

	June 30,	June 30,
	2010	2009
Balance at beginning of period	$15,856	$12,822
Accruals for warranties	6,851	8,888
Foreign currency translation	(997)	6
Payments / utilizations	(8,656)	(8,053)

Balance at end of period	$13,054	$13,663

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
Share-Based Compensation
     The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.0 million and $6.0 million of share-based compensation expense for the three and six months ended June 30, 2010, respectively, compared to $2.6 million and $5.5 million for the corresponding periods in 2009.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Research and Development
     Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
3. ACQUISITIONS
     In January 2010, the Company acquired a pipette distributor located in the United Kingdom for an aggregate purchase price of approximately $12.5 million. The Company may be required to pay additional cash consideration up to a maximum amount of approximately $1.2 million related to an earn-out period. Goodwill recorded in connection with the acquisition totaled approximately $7.4 million, which is included in the Company’s Western European Operations segment. The Company also recorded $4.5 million of identified intangibles pertaining to a tradename and customer relationships.
4. FINANCIAL INSTRUMENTS
     As more fully described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company’s fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. The Company does not use derivative financial instruments for trading purposes. For additional disclosures on the fair value of financial instruments, see Note 5 to the interim consolidated financial statements.
     Cash Flow Hedges
     The Company has two interest rate swap agreements, designated as cash flow hedges. The first agreement changes the floating rate LIBOR-based interest payments associated with $40 million outstanding under the Company’s credit facility to a fixed obligation of 2.70%.
     The second agreement is a forward-starting swap which changes the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. During the six months ended June 30, 2010, the Company settled $100 million of its original $200 million arrangement, resulting in an expense of $0.6 million being reclassified from other comprehensive income to interest expense.
     The Company has also entered into a foreign currency forward contract (with a notional amount of $25.3 million), designated as a cash flow hedge, to hedge forecasted intercompany sales denominated in U.S. dollars with its foreign businesses. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive (loss)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
income, net of tax and reclassifies these amounts into earnings in the period in which the transaction affects earnings. Gains or losses on the derivatives representing hedge ineffectiveness, if any, are recognized in current earnings. Through June 30, 2010, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
     The fair value of these derivative instruments at June 30, 2010 and December 31, 2009 are as follows:

		Fair Value	Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swap agreement	Current liabilities	$(297)	$(733)

Interest rate forward-starting swap agreement	Other non-current (liabilities)/assets	$(5,339)	$3,419

Foreign currency forward contract	Current assets	$378	$1,566
     The effects of these derivative instruments on the consolidated statement of operations before taxes for the three and six month periods ended June 30, 2010 are as follows:

		Three months ended June 30, 2010		Six months ended June 30, 2010
	Location of		Gain/(Loss)		Gain/(Loss)
	Derivative		Reclassified from		Reclassified from
	Gain/(Loss)	Derivative	AOCI into	Derivative	AOCI into
	Recognized in	Gain/(Loss)	Earnings (Effective	Gain/(Loss)	Earnings (Effective
	Earnings	Recognized in OCI	Portion)	Recognized in OCI	Portion)
Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swaps	Interest expense	$(4,443)	$(230)	$(8,322)	$(1,016)

Foreign currency forward contract	Net sales	$(135)	$164	$(1,188)	$676

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The effects of these derivative instruments on the consolidated statement of operations before taxes for the three and six month periods ended June 30, 2009 were as follows:

		Three months ended June 30, 2009		Six months ended June 30, 2009
	Location of		Gain/(Loss)		Gain/(Loss)
	Derivative		Reclassified from		Reclassified from
	Gain/(Loss)	Derivative	AOCI into	Derivative	AOCI into
	Recognized in	Gain/(Loss)	Earnings (Effective	Gain/(Loss)	Earnings (Effective
	Earnings	Recognized in OCI	Portion)	Recognized in OCI	Portion)
Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swaps	Interest expense	$6,074	$(831)	$6,154	$(1,664)

Foreign currency forward contract	Net sales	$2,743	$327	$3,437	$327
     A net after tax derivative loss of $1.1 million based upon interest rates and foreign currency exchange rates at June 30, 2010 is expected to be recognized in earnings in the next twelve months.
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
     The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments” and are categorized as “other derivatives” in the table below. Gains or losses on these instruments are reported in current earnings. At June 30, 2010 and December 31, 2009, these contracts had a notional value of $131.5 million and $128.7 million, respectively.
     The fair value of these derivative instruments and their effects on the consolidated balance sheet at June 30, 2010 and December 31, 2009 were as follows:

		Fair Value	Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap agreement	Other non-current assets	$408	$846

Derivatives not designated as hedging instruments:
Other derivatives:
Foreign currency forward contracts — liabilities	Accrued and other liabilities	$(2,184)	$(344)

Foreign currency forward contracts — assets	Other current assets	$1,547	$453

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     The fair value of these derivative instruments and their effects on the consolidated statement of operations before taxes for the three and six month periods ended June 30, 2010 are as follows:

		Derivative Gain/(Loss)	Derivative Gain/(Loss)
	Location of Derivative	Recognized in Earnings for	Recognized in Earnings for
	Gain/(Loss) Recognized in	the three months ended	the six months ended
	Earnings	June 30, 2010	June 30, 2010
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap agreement	Interest Expense	$279	$438

Derivatives not designated as hedging instruments:
Other derivatives:

Foreign currency forward contracts — liabilities	Other charges (income), net	$(3,006)	$(4,613)

Foreign currency forward contracts — assets
     The fair value of these derivative instruments and their effects on the consolidated statement of operations before taxes for the three and six month periods ended June 30, 2009 were as follows:

		Derivative Gain/(Loss)	Derivative Gain/(Loss)
	Location of Derivative	Recognized in Earnings for	Recognized in Earnings for
	Gain/(Loss) Recognized in	the three months ended	the six months ended
	Earnings	June 30, 2009	June 30, 2009
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap agreement	Interest Expense	$(273)	$(411)

Derivatives not designated as hedging instruments:
Other derivatives:

Foreign currency forward contracts — liabilities	Other charges (income), net	$1,359	$(432)

Foreign currency forward contracts — assets
5. FAIR VALUE MEASUREMENTS
     At June 30, 2010 and December 31, 2009, the Company had derivative assets totaling $2.3 million and $6.3 million, respectively and derivative liabilities totaling $7.8 million and $1.1 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2010 and December 31, 2009.
     At June 30, 2010 and December 31, 2009, the Company had $14.5 million and $11.1 million of cash equivalents, respectively, the fair value of which is determined through corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
     The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009:

	June 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$1,925	$—	$1,925	$—	$2,019	$—	$2,019	$—
Interest rate swap agreement	408	—	408	—	4,265	—	4,265	—
Cash equivalents	14,516	—	14,516	—	11,080	—	11,080	—

Total	$16,849	$—	$16,849	$—	$17,364	$—	$17,364	$—

Liabilities:
Foreign currency forward contracts	$2,184	$—	$2,184	$—	$344	$—	$344	$—
Interest rate swap agreements	5,636	—	5,636	—	733	—	733	—

Total	$7,820	$—	$7,820	$—	$1,077	$—	$1,077	$—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
6. INCOME TAXES
     The provision for taxes is based upon the Company’s projected annual effective rate of 26% for the three and six month periods ended June 30, 2010.
     During the first quarter of 2009, the Company recorded a discrete tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 16% for the six month period ended June 30, 2009.
7. DEBT
     Debt consisted of the following at June 30, 2010:

	June 30, 2010
		Other Principal
		Trading
	U.S. Dollar	Currencies	Total
4.85% $75 million Senior Notes (net of unamortized discount)	$75,401	$—	$75,401
6.30% $100 million Senior Notes	100,000	—	100,000
Credit facility	84,879	7,414	92,293
Other local arrangements	—	27,390	27,390

Total debt	260,280	34,804	295,084
Less: current portion	(75,401)	(15,436)	(90,837)

Total long-term debt	$184,879	$19,368	$204,247

     As of June 30, 2010, the Company had $852.3 million of availability remaining under the credit facility.
     Tender Offer
     On May 6, 2009, the Company commenced a cash tender offer to purchase any and all of its outstanding 4.85% Senior Notes due November 15, 2010. The tender offer, which expired May 12, 2009, resulted in the repurchase of $75 million of the principal balance of the 4.85% Senior Notes. In connection with the tender, the Company recorded a charge of $1.5 million, during the second quarter of 2009, which included a premium of $0.9 million, unamortized discount and debt issuance fees of $0.2 million and certain third party costs of $0.4 million. These charges were recorded in interest expense in the consolidated statement of operations.
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
At June 30, 2010 — Unaudited (Continued)
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
     The agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at June 30, 2010.
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
8. SHARE REPURCHASE PROGRAM AND TREASURY STOCK
     The Company has a share repurchase program. Under the program, the Company has been authorized to buy back up to $1.5 billion of common shares. As of June 30, 2010, there were $337.8 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. The Company has purchased 15.9 million shares since the inception of the program through June 30, 2010.
     The Company’s share repurchase program was suspended in October 2008 and re-started in December 2009. During the six months ended June 30, 2010, the Company spent $72.8 million on the repurchase of 662,999 shares at an average price per share of $109.78. The Company reissued 216,270 shares and 105,378 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2010 and 2009, respectively. The Company also reissued 2,549 shares and 6,467 shares held in treasury during the six months ended June 30, 2010 and 2009, respectively, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
9. EARNINGS PER COMMON SHARE
     In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, solely relating to outstanding stock options and restricted stock units:

	2010	2009
Three months ended	859,382	502,416
Six months ended	817,637	433,724
     Outstanding options and restricted stock units to purchase or receive 517,328 and 1,146,315 shares of common stock for the three month periods ended June 30, 2010 and 2009, respectively, and options and restricted stock units to purchase or receive 620,226 and 1,269,456 shares of common stock for the six month periods ended June 30, 2010 and 2009, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
10. NET PERIODIC BENEFIT COST
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost, net	$66	$46	$2,978	$3,980	$74	$95
Interest cost on projected benefit obligations	1,610	1,696	5,339	5,301	190	280
Expected return on plan assets	(1,727)	(1,710)	(6,943)	(6,612)	—	—
Net amortization and deferral	—	—	(295)	(242)	(167)	(239)
Recognition of actuarial losses/(gains)	1,325	1,165	260	170	(184)	(82)
Recognition of settlement/curtailment losses, net	—	—	58	101	—	—

Net periodic pension cost/(credit)	$1,274	$1,197	$1,397	$2,698	$(87)	$54

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
     Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost, net	$132	$92	$6,268	$7,837	$148	$190
Interest cost on projected benefit obligations	3,220	3,392	10,971	10,419	379	560
Expected return on plan assets	(3,454)	(3,420)	(14,209)	(12,957)	—	—
Net amortization and deferral	—	—	(608)	(479)	(335)	(478)
Recognition of actuarial losses/(gains)	2,649	2,330	530	360	(368)	(164)
Recognition of settlement/curtailment losses, net	—	—	58	101	—	—

Net periodic pension cost/(credit)	$2,547	$2,394	$3,010	$5,281	$(176)	$108

     As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company expects to make employer contributions of approximately $17.6 million to its non-U.S. pension plans and employer contributions of approximately $1.5 million to its U.S. post-retirement medical plan during the year ended December 31, 2010. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.
11. RESTRUCTURING CHARGES
     During the fourth quarter of 2008, the Company initiated a global cost reduction program. Charges under the program primarily comprise severance costs and will approximate $40 million. Through June 30, 2010 total charges recognized were $39.7 million, of which $1.9 million and $22.3 million were recorded during the six month periods ended June 30, 2010 and 2009, respectively. Under the program, the Company reduced its workforce (including employees and temporary personnel) by approximately 1,000.
     A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2010 is as follows:

	Employee	Lease
	Related	Termination	Other	Total
Balance at December 31, 2009	$14,122	$669	$15	$14,806
Restructuring charges	1,285	26	599	1,910
Cash payments	(5,752)	(262)	(612)	(6,626)
Impact of foreign currency	(1,149)	—	—	(1,149)

Balance at June 30, 2010	$8,506	$433	$2	$8,941

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
12. OTHER CHARGES (INCOME), NET
     Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
13. SEGMENT REPORTING
     As disclosed in Note 17 to the Company’s consolidated financial statements for the year ending December 31, 2009, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
     The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes). The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2010	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$156,051	$14,899	$170,950	$31,617	$318,883
Swiss Operations	26,619	79,440	106,059	20,709	17,800
Western European Operations	139,310	22,011	161,321	19,560	89,058
Chinese Operations	72,847	26,002	98,849	23,917	654
Other (a)	73,722	879	74,601	5,850	12,875
Eliminations and Corporate (b)	—	(143,231)	(143,231)	(21,735)	—

Total	$468,549	$—	$468,549	$79,918	$439,270

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2010	Customers	Segments	Sales	Profit
U.S. Operations	$292,423	$28,944	$321,367	$55,729
Swiss Operations	49,123	152,409	201,532	38,970
Western European Operations	276,068	41,654	317,722	34,632
Chinese Operations	127,598	46,822	174,420	38,753
Other (a)	139,988	1,677	141,665	9,375
Eliminations and Corporate (b)	—	(271,506)	(271,506)	(37,094)

Total	$885,200	$—	$885,200	$140,365

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2009	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$135,799	$10,245	$146,044	$25,521	$309,071
Swiss Operations	23,878	65,516	89,394	18,556	17,860
Western European Operations	132,854	16,476	149,330	13,457	90,449
Chinese Operations	55,438	15,857	71,295	15,158	648
Other (a)	59,473	607	60,080	3,818	12,201
Eliminations and Corporate (b)	—	(108,701)	(108,701)	(14,839)	—

Total	$407,442	$—	$407,442	$61,671	$430,229

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2009	Customers	Segments	Sales	Profit
U.S. Operations	$259,186	$21,065	$280,251	$45,556
Swiss Operations	46,689	125,735	172,424	31,910
Western European Operations	260,491	33,107	293,598	24,830
Chinese Operations	99,829	30,599	130,428	25,091
Other (a)	115,326	1,133	116,459	6,537
Eliminations and Corporate (b)	—	(211,639)	(211,639)	(19,936)

Total	$781,521	$—	$781,521	$113,988

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	Goodwill as of June 30, 2010 includes an addition of $7.4 million in Western European Operations related to our acquisition of a pipette distributor. Other goodwill changes are primarily related to foreign currency fluctuations.
     A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Earnings before taxes	$69,386	$37,987	$120,560	$73,020
Amortization	3,565	2,814	6,946	5,497
Interest expense	4,711	6,760	9,965	12,001
Restructuring charges	1,526	13,979	1,910	22,334
Other charges (income), net	730	131	984	1,136

Segment profit	$79,918	$61,671	$140,365	$113,988

     During the three months ended June 30, 2010, restructuring charges of $1.5 million were recognized, of which $0.1 million and $1.4 million related to the Company’s Chinese and Other operations, respectively. Restructuring charges of $1.9 million were recognized during the six months ended June 30, 2010, of which $0.1 million, $0.2 million, $0.2 million and $1.4 million related to the Company’s U.S., Western European, Chinese and Other operations, respectively. The

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2010 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
cumulative amount of restructuring charges recognized under the program totaled $39.7 million as of June 30, 2010, of which $8.4 million, $2.5 million, $21.2 million, $1.0 million, $5.9 million and $0.7 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.
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
General
     Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
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
Results of Operations — Consolidated
     The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2010 and 2009 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2010		2009		2010		2009
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%

Net sales	$468,549	100.0	$407,442	100.0	$885,200	100.0	$781,521	100.0
Cost of sales	221,924	47.4	201,208	49.4	420,649	47.5	387,365	49.6

Gross profit	246,625	52.6	206,234	50.6	464,551	52.5	394,156	50.4
Research and development	23,105	4.9	22,075	5.4	45,570	5.2	43,645	5.6
Selling, general and administrative	143,602	30.6	122,488	30.1	278,616	31.5	236,523	30.3
Amortization	3,565	0.8	2,814	0.7	6,946	0.8	5,497	0.7
Interest expense	4,711	1.0	6,760	1.6	9,965	1.1	12,001	1.4
Restructuring charges	1,526	0.3	13,979	3.4	1,910	0.2	22,334	2.9
Other charges (income), net	730	0.2	131	0.1	984	0.1	1,136	0.1

Earnings before taxes	69,386	14.8	37,987	9.3	120,560	13.6	73,020	9.4
Provision for taxes (a)	18,039	3.8	10,256	2.5	31,345	3.5	11,410	1.5

Net earnings	$51,347	11.0	$27,731	6.8	$89,215	10.1	$61,610	7.9

(a)	Discrete tax items for the six months ended June 30, 2009 include a net tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters.

     Net sales
     Net sales were $468.5 million and $885.2 million for the three and six months ended June 30, 2010, respectively, compared to $407.4 million and $781.5 million for the corresponding periods in 2009. This represents an increase in U.S. dollars of 15% and 13%, respectively, for the three and six months ended June 30, 2010. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 16% and 11%, respectively, for the three and six months ended June 30, 2010. During the fourth quarter of 2009, we acquired a vision technology company that has been integrated into our end-of-line packaging inspection systems product offering. During the first quarter of 2010 we also acquired our pipette distributor in the United Kingdom that has been integrated into our U.K. market organization. We estimate acquisitions contributed approximately 2% and 1% to our net sales growth for the three and six months ended June 30, 2010, respectively.
     Our net sales by geographic destination for the three and six months ended June 30, 2010 in U.S. dollars increased 16% and 15% in the Americas, increased 5% for both periods in Europe and increased 30% and 26% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased during the three and six months ended June 30, 2010 by 15% and 13% in the Americas, by 10% and 4% in Europe and by 27% and 21% in Asia/Rest of World. A discussion of sales by operating segment is included below. Acquisitions contributed approximately 1% in the Americas and 2% in Europe to net sales growth for both the three and six months ended June 30, 2010. While we have experienced improved business activity, particularly in Asia/Rest of World and the Americas, the global economic environment remains uncertain and it is currently difficult to predict the extent to which our results may be adversely affected.
     As described in Note 17 to our consolidated financial statements for the year ended December 31, 2009, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
     Net sales of products increased in U.S. dollars by 18% and 15% during the three and six months ended June 30, 2010, respectively, and in local currencies by 19% and 14%, respectively, compared to the corresponding prior periods. Service revenue (including spare parts) increased in U.S. dollars by 6% and 7% during the three and six months ended June 30, 2010, respectively, and increased in local currencies by 8% and 5% during the three and six months ended June 30, 2010, respectively, compared to corresponding prior periods.
     Net sales of our laboratory-related products increased 17% and 15% in U.S. dollars and increased 17% and 13% in local currencies during the three and six months ended June 30, 2010, respectively, and included particularly strong growth in pipettes, process analytics and analytical instruments across most geographies. Acquisitions contributed approximately 1% and 2% to our laboratory-related net sales growth during the three and six months ended June 30, 2010, respectively.
     Net sales of our industrial-related products increased 15% and 14% in U.S. dollars and increased 16% and 12% in local currencies during the three and six months ended June 30, 2010, respectively. We experienced strong sales growth in our product inspection products and core industrial products. Net sales growth was offset in part by decreased sales in transportation and logistics products. Net sales growth in industrial-related products reflects strong growth across most geographies, especially China. We also benefited from improved core industrial sales growth in the Americas and Europe during the three months ended June 30, 2010. Acquisitions contributed approximately 2% to our industrial-related net sales growth during both the three and six months ended June 30, 2010, respectively.
     In our food retailing markets, net sales increased 10% and 5% in U.S. dollars and increased 13% and 5% in local currencies during the three and six months ended June 30, 2010, respectively, primarily due to sales growth across most geographies, especially China. Net sales growth during the three months ended June 30, 2010 improved in Europe and the Americas and benefited from weaker prior period comparisons.
     Gross profit
     Gross profit as a percentage of net sales was 52.6% and 52.5% for the three and six months ended June 30, 2010, respectively, compared to 50.6% and 50.4% for the corresponding periods in 2009.
     Gross profit as a percentage of net sales for products was 56.9% and 57.0% for the three and six months ended June 30, 2010, respectively, compared to 54.5% and 54.4% for the corresponding periods in 2009.
     Gross profit as a percentage of net sales for services (including spare parts) was 38.8% and 38.2% for the three and six months ended June 30, 2010, respectively, compared to 39.0% and 38.8% for the corresponding periods in 2009.
     The increase in gross profit as a percentage of net sales primarily reflects benefits from increased sales volume and operating efficiencies as well as pricing. The increase was partially offset by unfavorable currency compared to the corresponding period in 2009. During the three months ended June 30, 2010 we also started to experience increased material costs, including higher costs for certain steel-related items.
     Research and development and selling, general and administrative expenses
     Research and development expenses as a percentage of net sales were 4.9% and 5.2% for the three and six months ended June 30, 2010, respectively, compared to 5.4% and 5.6% for the corresponding periods during 2009. Research and development expenses increased 5% and 4% in U.S. dollars and increased 5% and 2% in local currencies, during the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009 relating to the timing of research and development project activity.
     Selling, general and administrative expenses as a percentage of net sales were 30.6% and 31.5% for the three and six months ended June 30, 2010, respectively, compared to 30.1% and 30.3% in the corresponding periods during 2009. Selling, general and administrative expenses increased 17% and 18% in U.S. dollars and increased 18% and 16% in local currencies, during the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The increase is primarily due to increased performance-related compensation costs, as well as increased sales and marketing activities related to the improved economic environment and acquisition-related expenses.

     Interest expense, restructuring charges, other charges (income), net and taxes
     Interest expense was $4.7 million and $10.0 million for the three and six months ended June 30, 2010, respectively, and $6.8 million and $12.0 million for the corresponding periods in 2009. Interest expense for the six month period ended June 30, 2010 reflects lower average borrowings, partially offset by costs associated with our interest rate swap agreements. Interest expense during the three months ended June 30, 2009 included charges incurred in connection with the tender offer of our 4.85% Senior Notes and other financing costs totaling $1.8 million.
     During the fourth quarter of 2008, we initiated a global cost reduction program. Charges under the program primarily comprise severance costs and will approximate $40 million. Through June 30, 2010 total charges recognized were $39.7 million, of which $1.9 million and $22.3 million was recognized during the six month period ended June 30, 2010 and 2009, respectively.
     See Note 11 to the interim consolidated financial statements for a summary of restructuring activity for the six months ended June 30, 2010.
     Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. The increase in other charges (income), net of $0.6 million and decrease of $0.2 million for the three and six months ended June 30, 2010, respectively, compared to the prior year is primarily due to foreign currency fluctuations.
     The provision for taxes is based upon our projected annual effective tax rate of 26% for the three and six months ended June 30, 2010 and 27% for the three and six months ended June 30, 2009, respectively. During the first quarter of 2009, we recorded a discrete net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 16% for the six months ended June 30, 2009.
Results of Operations — by Operating Segment
     The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 17 to our consolidated financial statements for the year ending December 31, 2009.
          U.S. Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2010	2009	%1)	2010	2009	%1)
Total net sales	$170,950	$146,044	17%	$321,367	$280,251	15%
Net sales to external customers	$156,051	$135,799	15%	$292,423	$259,186	13%
Segment profit	$31,617	$25,521	24%	$55,729	$45,556	22%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 17% and 15% for the three and six months ended June 30, 2010, respectively, and net sales to external customers increased 15% and 13% for the three and six months ended June 30, 2010, respectively, compared with the corresponding periods in 2009. Net sales in our U.S. operations benefited approximately 1% and 2% from acquisitions during the three and six months ended June 30, 2010, respectively. The net sales increase reflects increases across most product categories, particularly product inspection, analytical instruments, process analytics and laboratory balances. The net sales increase for the three months ended June 30, 2010 also included strong growth in core industrial products.
     Segment profit increased $6.1 million and $10.2 million for the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in segment profit was primarily due to increased sales volume as well as benefits from our cost containment efforts, offset in part by acquisition-related expenses and a $1.8 million gain recognized during the six months ended June 30, 2009 from the receipt of a previously reserved receivable.
     Swiss Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2010	2009	%1)	2010	2009	%1)
Total net sales	$106,059	$89,394	19%	$201,532	$172,424	17%
Net sales to external customers	$26,619	$23,878	11%	$49,123	$46,689	5%
Segment profit	$20,709	$18,556	12%	$38,970	$31,910	22%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 19% and 17% in U.S. dollars and increased 18% and 12% in local currency during the three and six month periods ended June 30, 2010, compared to the corresponding periods in 2009. Net sales to external customers increased 11% and 5% in U.S. dollars and increased 11% and 1% in local currency during the three and six month periods ended June 30, 2010, compared to the corresponding periods in 2009. The increase in sales to external customers for the three months ended June 30, 2010, reflects strong growth in most product categories.
     Segment profit increased $2.2 million and $7.1 million for the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in segment profit in 2010 is primarily due to increased sales volume and increased inter-segment pricing. The three months ended June 30, 2010 also reflects increased unfavorable currency translation fluctuations and unfavorable product mix.
     Western European Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2010	2009	%1)	2010	2009	%1)
Total net sales	$161,321	$149,330	8%	$317,722	$293,598	8%
Net sales to external customers	$139,310	$132,854	5%	$276,068	$260,491	6%
Segment profit	$19,560	$13,457	45%	$34,632	$24,830	39%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 8% in U.S. dollars and 14% and 7% in local currency during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. Net sales to external customers increased 5% and 6% in U.S. dollars and increased 10% and 5% in local currency for the same periods versus the prior year comparable periods. Net sales in our Western European operations benefited approximately 2% from acquisitions during both the three and six months ended June 30, 2010, respectively. The local currency net sales increase for the six months ended June 30, 2010 is primarily due to strong growth in analytical instruments and process analytics. Sales for the three months ended June 30, 2010 also included strong growth in retail products which benefited from weaker prior period comparisons.
     Segment profit increased $6.1 million and $9.8 million for the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in segment profit resulted primarily from increased sales volume, benefits from our cost containment efforts, partially offset by unfavorable currency translation fluctuations.
     Chinese Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2010	2009	%1)	2010	2009	%1)
Total net sales	$98,849	$71,295	39%	$174,420	$130,428	34%
Net sales to external customers	$72,847	$55,438	31%	$127,598	$99,829	28%
Segment profit	$23,917	$15,158	58%	$38,753	$25,091	54%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales increased 39% and 34% in U.S. dollars and increased 38% and 33% in local currency during the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009. Net sales to external customers increased 31% and 28% in U.S. dollars and increased 31% and 27% in local currency during the three and six months ended June 30, 2010, respectively, as compared to the corresponding periods in 2009. The increase is due primarily to strong sales growth across most product categories.
     Segment profit increased $8.8 million and $13.7 million for the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in segment profit is primarily due to the increased sales volume partially offset by increased inter-segment royalty expenses from our U.S. operations.
     Other (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2010	2009	%1)	2010	2009	%1)
Total net sales	$74,601	$60,080	24%	$141,665	$116,459	22%
Net sales to external customers	$73,722	$59,473	24%	$139,988	$115,326	21%
Segment profit	$5,850	$3,818	53%	$9,375	$6,537	43%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
     Total net sales in U.S. dollars increased 24% and 22% and increased 18% and 13% in local currency during the three and six month periods ended June 30, 2010, respectively, compared to the corresponding periods in 2009. Net sales to external customers in U.S. dollars increased 24% and

21% and increased 17% and 12% in local currency for the same periods versus the prior year comparable periods. The local currency increase reflects increased sales across most geographies, especially Eastern Europe, Japan and other Asian countries.
     Segment profit increased $2.0 million and $2.8 million for the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009. Segment profit increased during the six months ended June 30, 2010 primarily due to increased sales volume and benefits from our cost containment efforts.
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
     Cash provided by operating activities totaled $119.3 million during the six months ended June 30, 2010, compared to $108.9 million in the corresponding period in 2009. The increase in 2010 resulted principally from higher net earnings, offset in part by increased working capital associated with the increased sales volume. In addition, benefits during 2010 from reduced incentive payments related to previous year performance-related compensation incentives were offset by benefits during 2009 from reduced working capital balances associated with the decline in prior year business activity.
     Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $19.8 million for the six months ended June 30, 2010 compared to $24.0 million in the corresponding period in 2009. Our capital expenditures during the six months ended June 30, 2010 included approximately $10.1 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $14.3 million during the prior year comparable period. We expect that our annual capital expenditures will continue to be approximately $60 million over the next few years. These amounts may change based upon fluctuations in currency exchange rates.
     Cash flows used in financing activities during the six months ended June 30, 2009 included proceeds of $100 million from the issuance of our 6.30% Senior Notes and payments of $0.6 million of debt issuance costs. We also made payments to repurchase $75 million of our 4.85% Senior Notes and paid $1.6 million in debt extinguishment costs and other financing charges in connection with our tender offer. Borrowings under our credit facility will be used to repay the $75 million 4.85% Senior Notes upon maturity on November 15, 2010.
     We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the first quarter of 2010, we spent approximately $12.5 million, plus contingent consideration up to a maximum of $1.2 million, relating to the acquisition of our pipette distributor in the United Kingdom.

     Senior Notes and Credit Facility Agreement
     Our debt consisted of the following at June 30, 2010:

	June 30, 2010
		Other Principal
		Trading
	U.S. Dollar	Currencies	Total
4.85% $75 million Senior Notes (net of unamortized discount)	$75,401	$—	$75,401
6.30% $100 million Senior Notes	100,000	—	100,000
Credit facility	84,879	7,414	92,293
Other local arrangements	—	27,390	27,390

Total debt	260,280	34,804	295,084
Less: current portion	(75,401)	(15,436)	(90,837)

Total long-term debt	$184,879	$19,368	$204,247

     As of June 30, 2010, approximately $852.3 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. As of June 30, 2010, we were in compliance with our debt covenants.
     Tender Offer
     On May 6, 2009, we commenced a cash tender offer to purchase any and all of our outstanding 4.85% Senior Notes due November 15, 2010. The tender offer, which expired May 12, 2009, resulted in the repurchase of $75 million of the principal balance of the 4.85% Senior Notes. In connection with the tender, we recorded a charge of $1.5 million, during the second quarter of 2009, which included a premium of $0.9 million, unamortized discount and debt issuance fees of $0.2 million and certain third party costs of $0.4 million. These charges were recorded in interest expense in the consolidated statement of operations.
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
     Share Repurchase Program
     We have a share repurchase program. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. As of June 30, 2010, there were $337.8 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the timing will depend on the level of acquisition activity, business and market conditions, the stock price, trading restrictions and other factors. We have purchased 15.9 million shares since the inception of the program through June 30, 2010.
     Our share repurchase program was suspended in October 2008 and re-started in December 2009. During the six months ended June 30, 2010, we spent $72.8 million on the repurchase of 662,999 shares at an average price per share of $109.78. We reissued 216,270 shares and 105,378 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2010 and 2009, respectively. We also reissued 2,549 shares and 6,467 shares held in treasury during the six months ended June 30, 2010 and 2009, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Effect of Currency on Results of Operations
     Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. This is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. Recently, we have seen higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.1 million to $1.4 million on an annual basis. The exchange rate between the Swiss franc versus the euro was 1.44 for the six months ended June 30, 2010 as compared to 1.50 for the prior year comparable period, reflecting a 4% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc versus the euro is 1.35 as of July 22, 2010 which compares to 1.51 during the period July 1 to December 31, 2009, reflecting a 11% strengthening of the Swiss franc against the euro. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2010, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $3.9 million in the reported U.S. dollar value of the debt.
New Accounting Pronouncements
     See Note 2 to the consolidated financial statements for the year ended December 31, 2009.

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
     We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended June 30, 2010 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2010, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
     For the six months ended June 30, 2010 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value (in thousands)
	Total Number	Average	Part of Publicly	of Shares that may
	of Shares	Price Paid	Announced	yet be Purchased
	Purchased	per Share	Program	under the Program
April 1 to April 30, 2010	126,000	$114.06	126,000	$367,047

May 1 to May 31, 2010	120,000	$117.96	120,000	$352,890

June 1 to June 30, 2010	132,000	$114.25	132,000	$337,807

Total	378,000	$115.36	378,000	$337,807
     We have a share repurchase program. Under the program, we have been authorized to buy back up to $1.5 billion of the Company’s common shares. As of June 30, 2010, there were $337.8 million of remaining common shares authorized to be repurchased under the plan by December 31, 2010. We have purchased 15.9 million shares since the inception of the program, announced February 2004, through June 30, 2010.
     Our share repurchase program was suspended in October 2008 and re-started in December 2009. During the six months ended June 30, 2010, we spent $72.8 million on the repurchase of 662,999 shares at an average price per share of $109.78. We reissued 216,270 shares and 105,378 shares held in treasury for the exercise of stock options and restricted stock units for the six months ended June 30, 2010 and 2009, respectively. We also reissued 2,549 shares and 6,467 shares held in treasury during the six months ended June 30, 2010 and 2009, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Item 3. Defaults Upon Senior Securities. None

Item 5. Other information. None
Item 6. Exhibits. See Exhibit Index below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: July 23, 2010	By:	/s/ William P. Donnelly
William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith