Form 10-Q
period 2010-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2010-11-05
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 1-13595
Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
1900 Polaris Parkway
Columbus, Ohio 43240
and
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland

(Address of principal executive offices)
(Zip Code)
1-614-438-4511 and +41-44-944-22-11

(Registrant’s telephone number, including area code)
not applicable

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No ___
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X      No ___
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  X  Accelerated filer __ Non-accelerated filer __ (Do not check if a smaller reporting company) Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___    No   X
The Registrant had 32,824,634 shares of Common Stock outstanding at September 30, 2010.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Interim Consolidated Financial Statements:

	Interim Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009	3

	Interim Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009	4

	Interim Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	5

	Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2010 and twelve months ended December 31, 2009	6

	Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	7

	Notes to the Interim Consolidated Financial Statements at September 30, 2010	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults upon Senior Securities	36

Item 5.	Other Information	36

Item 6.	Exhibits	36

SIGNATURE
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2010 and 2009
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2010	2009
Net sales
Products	$382,369	$328,055
Service	107,844	107,595

Total net sales	490,213	435,650
Cost of sales
Products	169,196	145,719
Service	64,962	64,738

Gross profit	256,055	225,193
Research and development	24,992	22,309
Selling, general and administrative	145,303	129,686
Amortization	3,667	3,237
Interest expense	4,792	6,974
Restructuring charges	566	6,064
Other charges (income), net	(127)	13

Earnings before taxes	76,862	56,910
Provision for taxes	14,781	15,365

Net earnings	$62,081	$41,545

Basic earnings per common share:
Net earnings	$1.87	$1.23
Weighted average number of common shares	33,171,017	33,728,931

Diluted earnings per common share:
Net earnings	$1.82	$1.21
Weighted average number of common and common equivalent shares	34,027,191	34,413,656
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2010 and 2009
(In thousands, except share data)
(unaudited)

	September 30,	September 30,
	2010	2009
Net sales
Products	$1,054,602	$910,343
Service	320,811	306,828

Total net sales	1,375,413	1,217,171
Cost of sales
Products	458,297	411,112
Service	196,510	186,710

Gross profit	720,606	619,349
Research and development	70,562	65,954
Selling, general and administrative	423,919	366,209
Amortization	10,613	8,734
Interest expense	14,757	18,975
Restructuring charges	2,476	28,398
Other charges (income), net	857	1,149

Earnings before taxes	197,422	129,930
Provision for taxes	46,126	26,775

Net earnings	$151,296	$103,155

Basic earnings per common share:
Net earnings	$4.52	$3.06
Weighted average number of common shares	33,488,099	33,683,443

Diluted earnings per common share:
Net earnings	$4.41	$3.02
Weighted average number of common and common equivalent shares	34,318,582	34,200,834
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009
(In thousands, except share data)
(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$142,884	$85,031
Trade accounts receivable, less allowances of $12,806 at September 30, 2010 and $12,399 at December 31, 2009	331,954	312,998
Inventories	215,316	168,042
Current deferred tax assets, net	39,200	34,225
Other current assets and prepaid expenses	57,375	45,811

Total current assets	786,729	646,107
Property, plant and equipment, net	334,803	316,334
Goodwill	448,332	440,950
Other intangible assets, net	106,351	105,284
Non-current deferred tax assets, net	101,776	95,688
Other non-current assets	129,636	114,424

Total assets	$1,907,627	$1,718,787

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$121,339	$103,160
Accrued and other liabilities	104,007	91,907
Accrued compensation and related items	122,342	96,359
Deferred revenue and customer prepayments	93,783	63,292
Taxes payable	62,016	38,686
Current deferred tax liabilities	13,187	11,303
Short-term borrowings and current maturities of long-term debt	89,350	89,968

Total current liabilities	606,024	494,675
Long-term debt	245,866	203,590
Non-current deferred tax liabilities	119,863	119,791
Other non-current liabilities	180,331	189,593

Total liabilities	1,152,084	1,007,649

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 32,824,634 and 33,851,124 shares at September 30, 2010 and December 31, 2009, respectively	448	448
Additional paid-in capital	587,459	574,034
Treasury stock at cost (11,961,377 shares at September 30, 2010 and 10,934,887 shares at December 31, 2009)	(985,134)	(857,130)
Retained earnings	1,153,015	1,009,995
Accumulated other comprehensive (loss) income	(245)	(16,209)

Total shareholders’ equity	755,543	711,138

Total liabilities and shareholders’ equity	$1,907,627	$1,718,787

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Nine months ended September 30, 2010 and twelve months ended December 31, 2009
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	(Loss) Income	Total

Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	308,154	-	-	21,998	(10,930)	-	11,068
Other treasury stock issuances	6,467	-	-	461	(157)	-	304
Repurchases of common stock	(58,800)	-	-	(5,988)	-	-	(5,988)
Tax benefit resulting from exercise of certain employee stock options	-	-	2,895	-	-	-	2,895
Share-based compensation	-	-	11,367	-	-	-	11,367
Total comprehensive income:
Net earnings	-	-	-	-	172,593	-	172,593
Net unrealized gain on cash flow hedging arrangements, net of tax	-	-	-	-	-	5,401	5,401
Change in currency translation adjustment, net of tax	-	-	-	-	-	15,835	15,835
Pension adjustment, net of tax	-	-	-	-	-	(5,584)	(5,584)

Comprehensive income							188,245

Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138
Exercise of stock options and restricted stock units	281,897	-	-	20,607	(8,363)	-	12,244
Other treasury stock issuances	2,549	-	-	183	87	-	270
Repurchases of common stock	(1,310,936)	-	-	(148,794)	-	-	(148,794)
Tax benefit resulting from exercise of certain employee stock options	-	-	4,374	-	-	-	4,374
Share-based compensation	-	-	9,051	-	-	-	9,051
Total comprehensive income:
Net earnings	-	-	-	-	151,296	-	151,296
Net unrealized loss on cash flow hedging arrangements, net of tax	-	-	-	-	-	(8,117)	(8,117)
Change in currency translation adjustment, net of tax	-	-	-	-	-	21,174	21,174
Pension adjustment, net of tax	-	-	-	-	-	2,907	2,907

Comprehensive income (a)							167,260

Balance at September 30, 2010	32,824,634	$448	$587,459	$(985,134)	$1,153,015	$(245)	$755,543

(a) Total comprehensive income for the three months ended September 30, 2010 and 2009 was $107,609 and $55,419, respectively and $132,326 for the nine months ended September 30, 2009.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010 and 2009
(In thousands)
(unaudited)

	September 30,	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$151,296	$103,155
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,261	21,926
Amortization	10,613	8,734
Deferred tax provision	(7,392)	(15,773)
Excess tax benefits from share-based payment arrangements	(3,410)	(609)
Share-based compensation	9,051	8,267
Other	146	218
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(17,401)	65,707
Inventories	(41,614)	10,318
Other current assets	(9,259)	(6,796)
Trade accounts payable	15,108	(19,856)
Taxes payable	20,280	8,092
Accruals and other	55,591	5,092

Net cash provided by operating activities	205,270	188,475

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	157	1,979
Purchase of property, plant and equipment	(38,564)	(36,646)
Acquisitions	(12,557)	(170)

Net cash used in investing activities	(50,964)	(34,837)

Cash flows from financing activities:
Proceeds from borrowings	93,697	198,072
Repayments of borrowings	(52,115)	(323,948)
Debt issuance costs	-	(620)
Debt extinguishment costs	-	(1,316)
Proceeds from stock option exercises	12,244	6,073
Repurchases of common stock	(148,794)	-
Excess tax benefits from share-based payment arrangements	3,410	609
Other financing activities	(6,941)	(984)

Net cash used in financing activities	(98,499)	(122,114)

Effect of exchange rate changes on cash and cash equivalents	2,046	4,351

Net increase in cash and cash equivalents	57,853	35,875

Cash and cash equivalents:
Beginning of period	85,031	78,073

End of period	$142,884	$113,948

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited
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
          The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
          The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
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
At September 30, 2010 – Unaudited (Continued)
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
          Inventory consisted of the following:

	September 30,	December 31,

	2010	2009

Raw materials and parts	$98,123	$80,150

Work-in-progress	37,055	29,695

Finished goods	80,138	58,197

	$215,316	$168,042

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          Other intangible assets consisted of the following:

	September 30, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$84,231	$(17,705)	$80,357	$(15,622)

Proven technology and patents	36,629	(23,063)	38,242	(23,011)

Tradename (finite life)	3,212	(1,020)	1,993	(909)

Tradename (indefinite life)	23,634	-	23,634	-

Other	510	(77)	600	-

	$148,216	$(41,865)	$144,826	$(39,542)

          The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.1 million for 2010, $5.9 million for 2011, $5.6 million for 2012, $4.2 million for 2013 and $3.8 million for 2014. The Company recognized amortization expense associated with the above intangible assets of $1.5 million and $1.3 million for the three months ended September 30, 2010 and 2009, respectively and $4.6 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively. Purchased intangible amortization, net of tax was $0.9 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively and $2.7 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.
          In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $2.1 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively and of $6.0 million and $5.1 million for the nine months ended September 30, 2010 and 2009, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
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
          The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the nine months ended September 30 are as follows:

	September 30,	September 30,

	2010	2009

Balance at beginning of period	$15,856	$12,822

Accruals for warranties	11,712	13,492

Foreign currency translation	(196)	392

Payments / utilizations	(11,984)	(12,164)

Balance at end of period	$15,388	$14,542

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
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Share-Based Compensation
          The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.1 million and $9.1 million of share-based compensation expense for the three and nine months ended September 30, 2010, respectively, compared to $2.8 million and $8.3 million for the corresponding periods in 2009.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          The second agreement is a forward-starting swap which changes the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. During the nine months ended September 30, 2010, the Company settled $100 million of its original $200 million arrangement, resulting in an expense of $0.6 million being reclassified from other comprehensive income to interest expense.
          The Company has also entered into a foreign currency forward contract (with a notional amount of $25.3 million), designated as a cash flow hedge, to hedge forecasted intercompany sales denominated in U.S. dollars with its foreign businesses. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive (loss) income, net of tax and reclassifies these amounts into earnings in the period in which the transaction affects earnings. Gains or losses on the derivatives representing hedge ineffectiveness, if any, are recognized in current earnings. Through September 30, 2010, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
          The fair value of these derivative instruments at September 30, 2010 and December 31, 2009 are as follows:

		Fair Value	Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009

Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swap agreement	Current liabilities	$(65)	$(733)

Interest rate forward-starting swap agreement	Other non-current (liabilities)/assets	$(8,815)	$3,419

Foreign currency forward contract	Current assets	$350	$1,566
          The effects of these derivative instruments on the consolidated statement of operations before taxes for the three and nine month periods ended September 30, 2010 are as follows:

		Three months ended September 30, 2010		Nine months ended September 30, 2010
	Location of		Gain/(Loss)		Gain/(Loss)
	Derivative		Reclassified from		Reclassified from
	Gain/(Loss)	Derivative	AOCI into	Derivative	AOCI into
	Recognized in	Gain/(Loss)	Earnings (Effective	Gain/(Loss)	Earnings (Effective
	Earnings	Recognized in OCI	Portion)	Recognized in OCI	Portion)
Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swaps	Interest expense	$(3,244)	$(221)	$(11,566)	$(1,237)

Foreign currency forward contract	Net sales	$(28)	$237	$(1,216)	$913

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          The effects of these derivative instruments on the consolidated statement of operations before taxes for the three and nine month periods ended September 30, 2009 were as follows:

		Three months ended September 30, 2009		Nine months ended September 30, 2009
	Location of		Gain/(Loss)		Gain/(Loss)
	Derivative		Reclassified from		Reclassified from
	Gain/(Loss)	Derivative	AOCI into	Derivative	AOCI into
	Recognized in	Gain/(Loss)	Earnings (Effective	Gain/(Loss)	Earnings (Effective
	Earnings	Recognized in OCI	Portion)	Recognized in OCI	Portion)
Derivatives designated as hedging instruments:
Cash flow hedges:

Interest rate swaps	Interest expense	$(2,755)	$(2,036)	$3,399	$(3,700)

Foreign currency forward contract	Net sales	$(1,404)	$714	$2,033	$1,041
          A net after tax derivative loss of $1.5 million based upon interest rates and foreign currency exchange rates at September 30, 2010 is expected to be recognized in earnings in the next twelve months.
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
          The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments” and are categorized as “other derivatives” in the table below. Gains or losses on these instruments are reported in current earnings. At September 30, 2010 and December 31, 2009, these contracts had a notional value of $137.0 million and $128.7 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          The fair value of these derivative instruments and their effects on the consolidated balance sheet at September 30, 2010 and December 31, 2009 were as follows:

		Fair Value	Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap agreement	Other non-current assets	$152	$846

Derivatives not designated as hedging instruments:
Other derivatives:
Foreign currency forward contracts - liabilities	Accrued and other liabilities	$(359)	$(344)

Foreign currency forward contracts - assets	Other current assets	$1,713	$453
          The fair value of these derivative instruments and their effects on the consolidated statement of operations before taxes for the three and nine month periods ended September 30, 2010 are as follows:

		Derivative Gain/(Loss)	Derivative Gain/(Loss)
	Location of Derivative	Recognized in Earnings for	Recognized in Earnings for
	Gain/(Loss) Recognized in	the three months ended	the nine months ended
	Earnings	September 30, 2010	September 30, 2010
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap agreement	Interest Expense	$256	$694

Derivatives not designated as hedging instruments:
Other derivatives:

Foreign currency forward contracts - liabilities
	Other charges (income), net	$2,074	$(2,539)

Foreign currency forward contracts - assets

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          The fair value of these derivative instruments and their effects on the consolidated statement of operations before taxes for the three and nine month periods ended September 30, 2009 were as follows:

		Derivative Gain/(Loss)	Derivative Gain/(Loss)
	Location of Derivative	Recognized in Earnings for	Recognized in Earnings for
	Gain/(Loss) Recognized in	the three months ended	the nine months ended
	Earnings	September 30, 2009	September 30, 2009
Derivatives designated as hedging instruments:
Fair value hedges:

Interest rate swap agreement	Interest Expense	$55	$466

Derivatives not designated as hedging instruments:
Other derivatives:

Foreign currency forward contracts - liabilities
	Other charges (income), net	$736	$304

Foreign currency forward contracts - assets
5.	FAIR VALUE MEASUREMENTS
          At September 30, 2010 and December 31, 2009, the Company had derivative assets totaling $2.2 million and $6.3 million, respectively and derivative liabilities totaling $9.2 million and $1.1 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2010 and December 31, 2009.
          At September 30, 2010 and December 31, 2009, the Company had $16.3 million and $11.1 million of cash equivalents, respectively, the fair value of which is determined through corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
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
          The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009:

	September 30, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency forward contracts	$2,063	$-	$2,063	$-	$2,019	$-	$2,019	$-
Interest rate swap agreement	152	-	152	-	4,265	-	4,265	-
Cash equivalents	16,305	-	16,305	-	11,080	-	11,080	-

Total	$18,520	$-	$18,520	$-	$17,364	$-	$17,364	$-

Liabilities:
Foreign currency forward contracts	$359	$-	$359	$-	$344	$-	$344	$-
Interest rate swap agreements	8,880	-	8,880	-	733	-	733	-

Total	$9,239	$-	$9,239	$-	$1,077	$-	$1,077	$-

6.	INCOME TAXES
          The provision for taxes is based upon the Company’s projected annual effective rate of 26% for the three and nine month periods ended September 30, 2010. During the third quarter of 2010, the Company recorded discrete tax items resulting in a net tax benefit of $5.2 million primarily related to the favorable resolution of certain prior year tax matters. The impact of these items decreased the effective tax rate to 19% and 23% for the three and nine month periods ended September 30, 2010, respectively.
          During the first quarter of 2009, the Company recorded a discrete tax benefit of $8.3 million, primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 21% for the nine month period ended September 30, 2009.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
7.	DEBT
          Debt consisted of the following at September 30, 2010:

	September 30, 2010
		Other Principal
		Trading
	U.S. Dollar	Currencies	Total

4.85% $75 million Senior Notes (net of unamortized discount)	$75,150	$-	$75,150
6.30% $100 million Senior Notes	100,000	-	100,000
Credit facility	117,697	14,918	132,615
Other local arrangements	-	27,451	27,451

Total debt	292,847	42,369	335,216
Less: current portion	(75,150)	(14,200)	(89,350)

Total long-term debt	$217,697	$28,169	$245,866

          As of September 30, 2010, the Company had $812.2 million of availability remaining under the credit facility.
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
          The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The Agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at September 30, 2010.
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
          As of September 30, 2010, the Company had $261.8 million of remaining availability under the Company’s share repurchase program. In November 2010, the Board of Directors authorized the Company to buy back an additional $750 million of common shares. The Company expects that the new authorization will be utilized over the next several years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 16.6 million shares since the inception of the program through September 30, 2010.
          The Company’s share repurchase program was suspended in October 2008 and re-started in December 2009. During the nine months ended September 30, 2010, the Company spent $148.8 million on the repurchase of 1,310,936 shares at an average price per share of $113.48. The Company reissued 281,897 shares and 149,278 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2010 and 2009, respectively. The Company also reissued 2,549 shares and 6,467 shares held in treasury during the nine months ended September 30, 2010 and 2009, respectively, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
9.	EARNINGS PER COMMON SHARE
          In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
outstanding for the three and nine month periods ended September 30, solely relating to outstanding stock options and restricted stock units:

	2010	2009
Three months ended	856,174	684,725
Nine months ended	830,483	517,391
          Outstanding options and restricted stock units to purchase or receive 515,828 and 884,128 shares of common stock for the three month periods ended September 30, 2010 and 2009, respectively, and options and restricted stock units to purchase or receive 585,426 and 1,141,013 shares of common stock for the nine month periods ended September 30, 2010 and 2009, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
10.	NET PERIODIC BENEFIT COST
          Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

					Other U.S.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost, net	$66	$45	$3,055	$3,988	$74	$96

Interest cost on projected benefit obligations	1,610	1,695	5,592	5,477	189	280

Expected return on plan assets	(1,727)	(1,711)	(7,379)	(6,825)	-	-

Net amortization and deferral	-	-	(324)	(258)	(168)	(240)

Recognition of actuarial losses/(gains)	1,324	1,165	266	147	(184)	(83)

Recognition of settlement/curtailment losses, net	-	-	-	(239)	-	-

Net periodic pension cost/(credit)	$1,273	$1,194	$1,210	$2,290	$(89)	$53

          Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

					Other U.S.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009	2010	2009
Service cost, net	$198	$137	$9,323	$11,825	$221	$286

Interest cost on projected benefit obligations	4,829	5,087	16,563	15,896	568	840

Expected return on plan assets	(5,180)	(5,131)	(21,588)	(19,782)	-	-

Net amortization and deferral	-	-	(932)	(737)	(503)	(718)

Recognition of actuarial losses/(gains)	3,973	3,495	796	507	(552)	(247)

Recognition of settlement/curtailment losses, net	-	-	58	(138)	-	-

Net periodic pension cost/(credit)	$3,820	$3,588	$4,220	$7,571	$(266)	$161

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
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
          During the fourth quarter of 2008, the Company initiated a global cost reduction program which has substantially been completed. Through September 30, 2010 total charges recognized were $40.3 million, of which $2.5 million and $28.4 million were recorded during the nine month periods ended September 30, 2010 and 2009, respectively. Under the program, the Company reduced its workforce (including employees and temporary personnel) by approximately 1,000.
          A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2010 is as follows:

	Employee	Lease
	Related	Termination	Other	Total
Balance at December 31, 2009	$14,122	$669	$15	$14,806
Restructuring charges	1,728	26	722	2,476
Cash payments	(7,768)	(380)	(735)	(8,883)
Impact of foreign currency	(636)	-	-	(636)

Balance at September 30, 2010	$7,446	$315	$2	$7,763

12.	OTHER CHARGES (INCOME), NET
          Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
13.	SEGMENT REPORTING
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2010	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$160,560	$13,856	$174,416	$31,322	$319,145
Swiss Operations	27,147	85,000	112,147	23,296	19,732
Western European Operations	138,670	23,444	162,114	17,001	95,137
Chinese Operations	81,211	30,238	111,449	26,333	666
Other (a)	82,625	1,278	83,903	8,879	13,652
Eliminations and Corporate (b)	-	(153,816)	(153,816)	(21,071)	-

Total	$490,213	$-	$490,213	$85,760	$448,332

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2010	Customers	Segments	Sales	Profit
U.S. Operations	$452,983	$42,800	$495,783	$87,051
Swiss Operations	76,270	237,409	313,679	62,266
Western European Operations	414,738	65,098	479,836	51,633
Chinese Operations	208,809	77,060	285,869	65,086
Other (a)	222,613	2,955	225,568	18,254
Eliminations and Corporate (b)	-	(425,322)	(425,322)	(58,165)

Total	$1,375,413	$-	$1,375,413	$226,125

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2009	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$140,665	$11,689	$152,354	$28,312	$309,201
Swiss Operations	27,606	72,341	99,947	20,623	18,754
Western European Operations	138,377	20,255	158,632	17,815	90,154
Chinese Operations	62,589	18,990	81,579	19,579	649
Other (a)	66,413	1,246	67,659	6,432	12,832
Eliminations and Corporate (b)	-	(124,521)	(124,521)	(19,563)	-

Total	$435,650	$-	$435,650	$73,198	$431,590

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2009	Customers	Segments	Sales	Profit
U.S. Operations	$399,851	$32,754	$432,605	$73,868
Swiss Operations	74,295	198,076	272,371	52,533
Western European Operations	398,868	53,362	452,230	42,645
Chinese Operations	162,418	49,589	212,007	44,670
Other (a)	181,739	2,379	184,118	12,969
Eliminations and Corporate (b)	-	(336,160)	(336,160)	(39,499)

Total	$1,217,171	$-	$1,217,171	$187,186

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2010 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	Goodwill as of September 30, 2010 includes an addition of $7.4 million compared to the prior year in Western European Operations related to our acquisition of a pipette distributor. Other goodwill changes are primarily related to foreign currency fluctuations.
          A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009

Earnings before taxes	$76,862	$56,910	$197,422	$129,930
Amortization	3,667	3,237	10,613	8,734
Interest expense	4,792	6,974	14,757	18,975
Restructuring charges	566	6,064	2,476	28,398
Other charges (income), net	(127)	13	857	1,149

Segment profit	$85,760	$73,198	$226,125	$187,186

          During the three months ended September 30, 2010, restructuring charges of $0.6 million were recognized, of which $0.1 million, $0.4 million and $0.1 million related to the Company’s U.S., Western European and Chinese operations, respectively. Restructuring charges of $2.5 million were recognized during the nine months ended September 30, 2010, of which $0.2 million, $0.6 million, $0.3 million and $1.4 million related to the Company’s U.S., Western European, Chinese and Other operations, respectively. The cumulative amount of restructuring charges recognized under the program totaled $40.3 million as of September 30, 2010, of which $8.5 million, $2.5 million, $21.6 million, $1.1 million, $5.9 million and $0.7 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.
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
General
          Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.
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
Results of Operations – Consolidated
          The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2010 and 2009 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2010		2009		2010		2009
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%

Net sales	$490,213	100.0	$435,650	100.0	$1,375,413	100.0	$1,217,171	100.0

Cost of sales	234,158	47.8	210,457	48.3	654,807	47.6	597,822	49.1

Gross profit	256,055	52.2	225,193	51.7	720,606	52.4	619,349	50.9

Research and development	24,992	5.1	22,309	5.1	70,562	5.1	65,954	5.4

Selling, general and administrative	145,303	29.6	129,686	29.8	423,919	30.8	366,209	30.1

Amortization	3,667	0.7	3,237	0.7	10,613	0.8	8,734	0.7

Interest expense	4,792	1.0	6,974	1.6	14,757	1.1	18,975	1.6

Restructuring charges	566	0.1	6,064	1.4	2,476	0.2	28,398	2.3

Other charges (income), net	(127)	0.0	13	0.0	857	0.0	1,149	0.1

Earnings before taxes	76,862	15.7	56,910	13.1	197,422	14.4	129,930	10.7

Provision for taxes (a)	14,781	3.0	15,365	3.6	46,126	3.4	26,775	2.2

Net earnings	$62,081	12.7	$41,545	9.5	$151,296	11.0	$103,155	8.5

(a)  Discrete tax items for both the three and nine months ended September 30, 2010 and for the nine months ended September 30, 2009 include a net tax benefit of $5.2 million and $8.3 million, respectively, primarily related to the favorable resolution of certain prior year tax matters.

          Net sales
          Net sales were $490.2 million and $1,375.4 million for the three and nine months ended September 30, 2010, respectively, compared to $435.7 million and $1,217.2 million for the corresponding periods in 2009. This represents an increase in U.S. dollars of 13% for both the three and nine months ended September 30, 2010. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 14% and 12%, respectively, for the three and nine months ended September 30, 2010. During the fourth quarter of 2009, we acquired a vision technology company that has been integrated into our end-of-line packaging inspection systems product offering. During the first quarter of 2010 we also acquired our pipette distributor in the United Kingdom that has been integrated into our U.K. market organization. We estimate acquisitions contributed approximately 1% to our net sales growth for both the three and nine months ended September 30, 2010, respectively.
          Our net sales by geographic destination for the three and nine months ended September 30, 2010 in U.S. dollars increased 15% for both periods in the Americas, was flat and increased 3% in Europe and increased 28% and 27% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased during the three and nine months ended September 30, 2010 by 15% and 14% in the Americas, by 7% and 5% in Europe and by 25% and 23% in Asia/Rest of World. A discussion of sales by operating segment is included below. Acquisitions contributed approximately 1% in the Americas and 2% in Europe to net sales growth for both the three and nine months ended September 30, 2010. While we have experienced improved business activity, particularly in Asia/Rest of World and the Americas, the global economic environment remains uncertain and it is currently difficult to predict the extent to which our results may be adversely affected.
          As described in Note 17 to our consolidated financial statements for the year ended December 31, 2009, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
          Net sales of products increased in U.S. dollars by 17% and 16% during the three and nine months ended September 30, 2010, respectively, and in local currencies by 18% and 15%, respectively, compared to the corresponding prior periods. Service revenue (including spare parts) in U.S. dollars was flat and increased by 5% during the three and nine months ended September 30, 2010, respectively, and increased in local currencies by 4% during both the three and nine months ended September 30, 2010, respectively, compared to corresponding prior periods.
          Net sales of our laboratory-related products increased 15% for both periods in U.S. dollars and increased 16% and 14% in local currencies during the three and nine months ended September 30, 2010, respectively, and included strong growth across most product categories and geographies. Acquisitions contributed approximately 1% and 2% to our laboratory-related net sales growth during the three and nine months ended September 30, 2010, respectively.
          Net sales of our industrial-related products increased 13% and 14% in U.S. dollars and increased 16% and 13% in local currencies during the three and nine months ended September 30, 2010, respectively. We experienced strong sales growth in our product inspection and core industrial products. Net sales growth was offset in part by decreased sales in transportation and logistics products for the nine months ended September 30, 2010. Net sales growth in industrial-related products reflects particularly strong growth in China and the Americas. Acquisitions contributed approximately 2% and 1% to our industrial-related net sales growth during the three and nine months ended September 30, 2010, respectively.
          In our food retailing markets, net sales increased 1% and 3% in U.S. dollars and increased 5% for both periods in local currencies during the three and nine months ended September 30, 2010, respectively, which included sales growth across most geographies, especially China.
          Gross profit
          Gross profit as a percentage of net sales was 52.2% and 52.4% for the three and nine months ended September 30, 2010, respectively, compared to 51.7% and 50.9% for the corresponding periods in 2009.
          Gross profit as a percentage of net sales for products was 55.8% and 56.5% for the three and nine months ended September 30, 2010, respectively, compared to 55.6% and 54.8% for the corresponding periods in 2009.
          Gross profit as a percentage of net sales for services (including spare parts) was 39.8% and 38.7% for the three and nine months ended September 30, 2010, respectively, compared to 39.8% and 39.1% for the corresponding periods in 2009.
          The increase in gross profit as a percentage of net sales primarily reflects benefits from increased sales volume and operating efficiencies, as well as pricing. During the three months ended September 30, 2010 we also experienced unfavorable business mix, as well as increased material costs, including higher costs for certain steel-related items.
          Research and development and selling, general and administrative expenses
          Research and development expenses as a percentage of net sales were 5.1% for both the three and nine months ended September 30, 2010, respectively, compared to 5.1% and 5.4% for the corresponding periods during 2009. Research and development expenses increased 12% and 7% in U.S. dollars and increased 12% and 5% in local currencies, during the three and nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009 relating to the timing of research and development project activity.
          Selling, general and administrative expenses as a percentage of net sales were 29.6% and 30.8% for the three and nine months ended September 30, 2010, respectively, compared to 29.8% and 30.1% in the corresponding periods during 2009. Selling, general and administrative expenses increased 12% and 16% in U.S. dollars and increased 13% and 15% in local currencies, during the three and nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The increase is primarily due to increased performance-related compensation costs, as well as increased sales and marketing activities related to the improved economic environment and acquisition-related expenses.
          Interest expense, restructuring charges, other charges (income), net and taxes
          Interest expense was $4.8 million and $14.8 million for the three and nine months ended September 30, 2010, respectively, and $7.0 million and $19.0 million for the corresponding periods in 2009. Interest expense for the three and nine month periods ended September 30, 2010 reflects the benefit of lower average borrowings and lower costs associated with our interest rate swap agreements compared with the prior year comparable period. The nine month period ended

September 30, 2009 also included the impact of charges incurred in connection with the tender offer of our 4.85% Senior Notes and other financing costs totaling $1.8 million.
          During the fourth quarter of 2008, we initiated a global cost reduction program which has substantially been completed. Through September 30, 2010 total charges recognized were $40.3 million, of which $2.5 million and $28.4 million was recognized during the nine month period ended September 30, 2010 and 2009, respectively.
          See Note 11 to the interim consolidated financial statements for a summary of restructuring activity for the nine months ended September 30, 2010.
          Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
          The provision for taxes is based upon our projected annual effective tax rate of 26% for the three and nine months ended September 30, 2010 and 27% for the three and nine months ended September 30, 2009, respectively. During the third quarter of 2010, we recorded discrete tax items resulting in a net tax benefit of $5.2 million primarily related to the favorable resolution of certain prior year tax matters. The net impact of these items decreased the effective tax rate to 19% and 23% for the three and nine months ended September 30, 2010, respectively. During the first quarter of 2009, we recorded a discrete net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. The impact of this item decreased the effective tax rate to 21% for the nine months ended September 30, 2009.
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
U.S. Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30

	2010	2009	% 1)	2010	2009	% 1)

Total net sales	$174,416	$152,354	14%	$495,783	$432,605	15%

Net sales to external customers	$160,560	$140,665	14%	$452,983	$399,851	13%

Segment profit	$31,322	$28,312	11%	$87,051	$73,868	18%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
          Total net sales increased 14% and 15% for the three and nine months ended September 30, 2010, respectively, and net sales to external customers increased 14% and 13% for the three and nine months ended September 30, 2010, respectively, compared with the corresponding periods in 2009. Net sales in our U.S. operations benefited approximately 2% from acquisitions during the nine months ended September 30, 2010. The net sales increase reflects increases across most product categories, particularly product inspection, laboratory balances, analytical instruments and process analytics. The net sales increase for the three months ended September 30, 2010 included particularly strong growth in laboratory balances.
          Segment profit increased $3.0 million and $13.2 million for the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in segment profit was primarily due to increased sales volume as well as benefits from our cost containment efforts, offset in part by increased material costs, acquisition-related expenses and a $1.8 million gain recognized during the nine months ended September 30, 2009 from the receipt of a previously reserved receivable.
Swiss Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30

	2010	2009	% 1)	2010	2009	% 1)

Total net sales	$112,147	$99,947	12%	$313,679	$272,371	15%

Net sales to external customers	$27,147	$27,606	-2%	$76,270	$74,295	3%

Segment profit	$23,296	$20,623	13%	$62,266	$52,533	19%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
          Total net sales increased 12% and 15% in U.S. dollars and increased 9% and 11% in local currency during the three and nine month periods ended September 30, 2010, compared to the corresponding periods in 2009. Net sales to external customers decreased 2% and increased 3% in U.S. dollars and decreased 5% and 1% in local currency during the three and nine month periods ended September 30, 2010, compared to the corresponding periods in 2009. The decrease in sales to external customers in local currency for the three months ended September 30, 2010 reflects declines in core industrial products, partially offset by growth in most other product categories.
          Segment profit increased $2.7 million and $9.7 million for the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in segment profit in 2010 is primarily due to increased sales volume and increased inter-segment pricing, partially offset by increased sales and marketing activities.
Western European Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30

	2010	2009	% 1)	2010	2009	% 1)

Total net sales	$162,114	$158,632	2%	$479,836	$452,230	6%

Net sales to external customers	$138,670	$138,377	0%	$414,738	$398,868	4%

Segment profit	$17,001	$17,815	-5%	$51,633	$42,645	21%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
          Total net sales increased 2% and 6% in U.S. dollars and 11% and 9% in local currency during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. Net sales to external customers were flat and increased 4% in U.S. dollars and increased 9% and 6% in local currency for the same periods versus the prior year comparable periods. Net sales in our Western European operations benefited approximately 2% and 3% from acquisitions during the three and nine months ended September 30, 2010, respectively. The local currency net sales increase for the nine months ended September 30, 2010 is primarily due to strong growth in pipettes, analytical instruments and process analytics.
          Segment profit decreased $0.8 million and increased $9.0 million for the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The decrease in segment profit for the three months ended September 30, 2010 was a result of unfavorable currency translation fluctuations and increased sales and marketing activities, partially offset by increased sales volume. The increase in segment profit for the nine months ended September 30, 2010 resulted primarily from increased sales volume and benefits from our cost containment efforts, partially offset by unfavorable currency translation fluctuations.
Chinese Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30

	2010	2009	% 1)	2010	2009	% 1)

Total net sales	$111,449	$81,579	37%	$285,869	$212,007	35%

Net sales to external customers	$81,211	$62,589	30%	$208,809	$162,418	29%

Segment profit	$26,333	$19,579	34%	$65,086	$44,670	46%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
          Total net sales increased 37% and 35% in U.S. dollars and increased 35% and 34% in local currency during the three and nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009. Net sales to external customers increased 30% and 29% in U.S. dollars and increased 28% in both periods in local currency during the three and nine months ended September 30, 2010, respectively, as compared to the corresponding periods in 2009. The increase is due primarily to strong sales growth across most product categories, particularly core industrial products.
          Segment profit increased $6.8 million and $20.4 million for the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. The increase in segment profit is primarily due to the increased sales volume partially offset by increased inter-segment royalty expenses from our U.S. operations.
Other (amounts in thousands)

	Three months ended September 30			Nine months ended September 30

	2010	2009	% 1)	2010	2009	% 1)

Total net sales	$83,903	$67,659	24%	$225,568	$184,118	23%

Net sales to external customers	$82,625	$66,413	24%	$222,613	$181,739	22%

Segment profit	$8,879	$6,432	38%	$18,254	$12,969	41%

1) Represents U.S. dollar growth (decline) for net sales and segment profit.
          Total net sales in U.S. dollars increased 24% and 23% and increased 20% and 15% in local currency during the three and nine month periods ended September 30, 2010, respectively, compared to the corresponding periods in 2009. Net sales to external customers in U.S. dollars increased 24% and 22% and increased 20% and 15% in local currency for the same periods versus the prior year comparable periods. The local currency increase reflects increased sales across most geographies, especially other Asian countries.
          Segment profit increased $2.4 million and $5.3 million for the three and nine months ended September 30, 2010, respectively, compared to the corresponding periods in 2009. Segment profit increased during the nine months ended September 30, 2010 primarily due to increased sales volume and benefits from our cost containment efforts.
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
          Cash provided by operating activities totaled $205.3 million during the nine months ended September 30, 2010, compared to $188.5 million in the corresponding period in 2009. The increase in 2010 resulted principally from higher net earnings, offset in part by increased working capital associated with the increased sales volume. Our inventory balances have also increased during 2010 related to supplier constraints, system changes, product transfers and new product introductions. In addition, benefits during 2010 from reduced incentive payments related to previous year performance-related compensation incentives were offset by benefits during 2009 from reduced working capital balances associated with the decline in prior year business activity.
          Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $38.6 million for the nine months ended September 30, 2010 compared to $36.6 million in the corresponding period in 2009. Our capital expenditures during the nine months ended September 30, 2010 included approximately $17.4 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $22.0 million during the prior year comparable period.
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

          Senior Notes and Credit Facility Agreement
          Our debt consisted of the following at September 30, 2010:

	September 30, 2010
		Other Principal
		Trading
	U.S. Dollar	Currencies	Total

4.85% $75 million Senior Notes (net of unamortized discount)	$75,150	$-	$75,150

6.30% $100 million Senior Notes	100,000	-	100,000

Credit facility	117,697	14,918	132,615

Other local arrangements	-	27,451	27,451

Total debt	292,847	42,369	335,216

Less: current portion	(75,150)	(14,200)	(89,350)

Total long-term debt	$217,697	$28,169	$245,866

          As of September 30, 2010, approximately $812.2 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. As of September 30, 2010, we were in compliance with our debt covenants.
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
          Share Repurchase Program
          As of September 30, 2010, we had $261.8 million of remaining availability under our share repurchase program. In November 2010, the Board of Directors authorized us to buy back an additional $750 million of common shares. We expect that the new authorization will be utilized over the next several years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 16.6 million shares since the inception of the program through September 30, 2010.
          Our share repurchase program was suspended in October 2008 and re-started in December 2009. During the nine months ended September 30, 2010, we spent $148.8 million on the repurchase of 1,310,936 shares at an average price per share of $113.48. We reissued 281,897 shares and 149,278 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2010 and 2009, respectively. We also reissued 2,549 shares and 6,467 shares held in treasury during the nine months ended September 30, 2010 and 2009, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Effect of Currency on Results of Operations
          Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. This is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. Recently, we have seen higher volatility in exchange rates generally than in the past, and the Swiss franc has strengthened against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $1.1 million to $1.8 million on an annual basis. The exchange rate between the Swiss franc versus the euro was 1.40 for the nine months ended September 30, 2010 as compared to 1.51 for the prior year comparable period, reflecting an 8% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc versus the euro is 1.37 as of November 4, 2010 which compares to 1.51 during the period October 1 to December 31, 2009, reflecting a 9% strengthening of the Swiss franc against the euro. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2010, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $4.7 million in the reported U.S. dollar value of the debt.
New Accounting Pronouncements
          See Note 2 to the consolidated financial statements for the year ended December 31, 2009.
          There were no new accounting pronouncements issued during the nine month period ended September 30, 2010 that would have a material effect on our consolidated results of operations or financial position.

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
   We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended September 30, 2010 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of September 30, 2010, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
            For the nine months ended September 30, 2010 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value (in thousands)
	Total Number	Average	Part of Publicly	of Shares that may
	of Shares	Price Paid per	Announced	yet be Purchased
	Purchased	Share	Program	under the Program

July 1 to July 31, 2010	126,000	$115.67	126,000	$323,230

August 1 to August 31, 2010	244,500	$115.87	244,500	$294,895

September 1 to September 30, 2010	277,437	$119.24	277,437	$261,807

Total	647,937	$117.28	647,937	$261,807

          As of September 30, 2010, we had $261.8 million of remaining availability under our share repurchase program. In November 2010, the Board of Directors authorized us to buy back an additional $750 million of common shares. We have purchased 16.6 million shares since the inception of the program through September 30, 2010.
          Our share repurchase program was suspended in October 2008 and re-started in December 2009. During the nine months ended September 30, 2010, we spent $148.8 million on the repurchase of 1,310,936 shares at an average price per share of $113.48. We reissued 281,897 shares and 149,278 shares held in treasury for the exercise of stock options and restricted stock units for the nine months ended September 30, 2010 and 2009, respectively. We also reissued 2,549 shares and 6,467 shares held in treasury during the nine months ended September 30, 2010 and 2009, respectively, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual bonus in shares of the Company’s stock.
Item 3. Defaults Upon Senior Securities. None
Item 5. Other information. None
Item 6. Exhibits. See Exhibit Index below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: November 5, 2010	By:	/s/ William P. Donnelly

William P. Donnelly Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101. INS* XBRL Instance Document

101. SCH* XBRL Taxonomy Extension Schema Document

101. CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101. LAB* XBRL Taxonomy Extension Label Linkbase Document

101. PRE* XBRL Taxonomy Extension Presentation Linkbase Document

101. DEF*XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith