Form 10-K
period 2010-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2011-02-16
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-13595

Mettler-Toledo International Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3668641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Polaris Parkway
Columbus, OH 43240
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).  Yes ☐     No ☑

As of February 1, 2011 there were 32,320,515 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2010 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010) was approximately $3.7 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated

Certain Sections of the Proxy Statement for 2011	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2010

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended December 31, 2010, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.

We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this annual report on Form 10-K for the fiscal year ended December 31, 2010 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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

Our business is geographically diversified, with net sales in 2010 derived 37% from Europe, 36% from North and South America and 27% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.

Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in 1997.

Business Segments

We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. See Note 18 to the audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations — by Operating Segment” included herein for detailed results by segment and geographic region.

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

Laboratory Instruments

We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 46% of our net sales in 2010 and 2009 and 44% in 2008.

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

Also included in our offerings is Quantos, an automated powder dosing solution for small sample sizes, which is controlled and monitored by the balance. The first step in sample preparation for analytical methods is precise weighing of substances, which has traditionally been done by hand using a spatula. The Quantos dosing system offers automated measuring performance of 200 grams to 0.005 milligrams.

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

Industrial Instruments

We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food and other industries. In addition, we manufacture metal detection and other end-of-line inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 43% of our net sales in 2010, 42% in 2009 and 43% in 2008.

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

Product Inspection

Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line inspection systems (e.g., for use in food processing and packaging, pharmaceutical and other industries). We are a leading global provider of metal detectors, x-ray and camera-based visioning equipment and checkweighers that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which enter the manufacturing process for similar reasons. Our x-ray systems can also detect metal in metallized containers and can be used for mass control. We also provide vision inspection solutions that provide in-line inspection of package quality and content and enable our customers to implement traceability and serialization tracking, which are needs for food and beverage, consumer goods and pharmaceutical companies. Checkweighers are used to control the filling content of packaged goods such as food, pharmaceuticals and cosmetics. Both x-ray and metal detection systems may be used together with checkweighers as components of integrated packaging lines. FreeWeigh.Net is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers’ enterprise resource planning and/or process control systems.

Retail Weighing Solutions

Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. Customer benefits are in the areas of pricing, merchandising, inventory management and regulatory compliance. Our instruments have been expanded to allow in-store marketing which permits customers to make more decisions at the point of sale. The retail business accounted for approximately 11% of our net sales in 2010, 12% in 2009 and 13% in 2008.

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

Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through indirect channels, including sales of our “Ohaus” branded products. Ohaus branded products target markets, such as the educational market, in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service.

We have a diversified customer base, with no single customer accounting for more than 2% of 2010 net sales.

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

We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2010, our sales and service group consisted of approximately 5,500 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 35 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.

Service

Our service business remains successful with a focus on repair services as well as further expansion of our offerings to include value-added services for a range of market needs, including regulatory compliance qualification, calibration, certification and preventative maintenance. We have a unique offering to our pharmaceutical customers in promoting use of our instruments in compliance with FDA regulations, and we can provide these services regardless of the customer’s location around the world. This global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, repairs and replacement parts) accounted for approximately 23% of our net sales in 2010, 25% in 2009 and 22% in 2008. A significant portion of this amount is derived from the sale of replacement parts.

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

Research and Development

We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $289.0 million in research and development ($97.0 million in 2010, $89.7 million in 2009 and $102.3 million in 2008). In 2010, we spent approximately 4.9% of net sales on research and development. Our research and development efforts fall into two categories:

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

Employees

Our total workforce including employees and temporary personnel as of December 31, 2010 was approximately 11,200 throughout the world, including approximately 4,400 in Europe, 3,000 in North and South America and 3,800 in Asia and other countries.

We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.

Sustainability — GreenMT

We have long felt it is important to be an environmentally conscious company. We believe this philosophy has lead to a strong recognition in our organization for the importance of the topics and strong track record of environmental consciousness in how we run our business. For example, our product manufacturing processes are clean and efficient, and our products are designed to minimize energy consumption as well as help our customers to be “green” through better yield and reduced waste. We want to gain a broader awareness of all the ways our business affects the environment and society and to ensure we are continuously improving our practices. In 2010, we initiated a formal program to pursue these ambitions called GreenMT. GreenMT is considered a key strategic program for the Company.

Blue Ocean Program

“Blue Ocean” refers to our program to establish a new global operating model, with standardized, automated and integrated processes, with high levels of global data transparency. It will encompass a new enterprise architecture, with a global, single instance ERP system. Within our IT systems we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes will proceed on a staggered basis over a several year period with the initial go-live rollout having occurred in 2010. We expect the incremental capitalized project costs associated with Blue Ocean to approximate $20 million on an annual basis over the next five years. This amount may change based upon fluctuations in currency exchange rates. We expect the return on this investment when complete to include reduced operating costs and working capital requirements.

Intellectual Property

We hold over 4,000 patents and trademarks (including pending applications), primarily in the United States, Switzerland, Germany, the United Kingdom, Italy, France, Japan, China, South Korea, Brazil and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.

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

We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, Inc. (“MTI”) known as Hi-Speed Checkweigher Co., Inc. (“Hi-Speed”) was one of two private parties ordered by the New Jersey Department of Environmental Protection (“NJDEP”), in an administrative consent order (“ACO”) signed on June 13, 1988, to investigate and remediate certain ground water contamination at certain property in Landing, New Jersey. After the other party ordered under this ACO failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the ACO. Residual ground water contamination at this site is now within a Classification Exception Area (“CEA”) which NJDEP has approved and within which MTI oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. NJDEP has informally told MTI to expect a claim for natural resource damages (“NRD”) regarding this site but has not yet made such a claim. In 2010, testing of indoor air at certain buildings within the site led to the installation of a vapor intrusion mitigation system at one building. We estimate that the costs of compliance associated with the site over the next six years will approximate $0.6 million.

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

Factors Affecting Our Future Operating Results

The majority of our business is derived from companies in developed countries. Continued economic uncertainty in these countries may adversely affect our operating results.

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

We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for $298.6 million of sales to external customers and $93.0 million of segment profit during 2010. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•	nationalization of private enterprises which may result in the confiscation of assets as we hold significant assets around the world in the form of property, plant and equipment, inventory and accounts receivable, as well as $105.5 million of cash at December 31, 2010 in our Chinese subsidiaries;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including tax disputes, imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; and

•	other uncertain local economic, political and social conditions, including hyper-inflationary conditions or periods of low or no productivity growth.

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

While business activity in emerging markets improved during 2010, fluctuating economic conditions may continue to affect our results of operations in these markets for the foreseeable future. Certain emerging markets have also experienced currency devaluations and inflationary prices. Economic problems in individual markets can also spread to other economies, adding to the adverse conditions we may face in emerging markets. We remain committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. However, fluctuating economic conditions may adversely affect our results of operations in these markets.

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

We also are in the process of implementing our Blue Ocean program, a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. The implementation of this program will proceed on a staggered basis over a several year period with the initial go-live rollout having occurred in 2010. If the implementation of any unit is flawed, we could suffer interruptions in operations and customer-facing activities which could harm our reputation and financial condition, or cause us to lose data, experience reduced functionality or have delays in reporting financial information. It may take us longer to implement the Blue Ocean program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation of Blue Ocean will increase our reliance on a single information technology system which would have greater consequences should we experience a system disruption.

Our ability to deliver products and services may be disrupted.

An interruption in our business due to events such as disruptions with our supply chain, natural disasters, pandemics or other health crises, fires or explosions may cause us to temporarily be unable to deliver products or services to our customers. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.

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

In recent years, a number of countries have experienced outbreaks of the H1N1 influenza (swine flu) or, in the Asia Pacific region, outbreaks of SARS and/or avian influenza (bird flu). Despite the implementation of certain precautions, we are susceptible to such outbreaks. As a result of such outbreaks, businesses can be shut down and individuals can become ill or quarantined. Outbreaks of infectious diseases such as these, particularly in North America, Europe, China or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business or prospects. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.

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

We may pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions involve numerous risks, including difficulties in the assimilation of the acquired operations, technologies and products; diversion of management’s attention from other business concerns; and potential departures of key employees of the acquired company. If we successfully identify acquisitions in the future, completing such acquisitions may result in new issuances of our stock that may be dilutive to current owners, increases in our debt and contingent liabilities and additional amortization expense related to intangible assets. Any of these acquisition-related risks could have a material adverse effect on our profitability.

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

As of December 31, 2010, our consolidated balance sheet included goodwill of $434.7 million and other intangible assets of $104.4 million.

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

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past, and recently the Swiss franc has strengthened against the euro. The exchange rate between the Swiss franc and the euro was 1.39 during 2010 as compared to 1.51 for the prior year, reflecting an 8% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc to the euro is 1.30 as of February 8, 2011, reflecting a 6% strengthening of the Swiss franc against the euro as compared to 2010. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.1 million to $1.8 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2010, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $9.5 million in the reported U.S. dollar value of the debt.

We have debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.

We have debt and we may incur substantial additional debt in the future. As of December 31, 2010, we had total indebtedness of approximately $233.6 million, net of cash of $447.6 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.

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

The agreements governing our debt impose restrictions on our business.

The note purchase agreement governing our senior notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens and consolidate, merge, sell or lease all or substantially all of our assets. Our credit facility and the note purchase agreement governing our senior notes also require us to meet certain financial ratios.

Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and is subject to the risks in this section. The breach of any of these covenants or restrictions could result in a default under the note purchase agreement governing the senior notes and/or under our credit facility. An event of default under the agreements governing our debt would permit holders of our debt to declare all amounts owed to them under such agreements to be immediately due and payable. Acceleration of our other indebtedness may cause us to be unable to make interest payments on the senior notes and repay the principal amount of the senior notes.

The lenders under our credit agreement may be unable to meet their funding commitments, reducing the amount of our borrowing capacity.

We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $950 million. Our credit facility is provided by a group of 20 financial institutions, who individually have between 1% and 11% of the total funding commitment. At December 31, 2010, we had borrowings of $556.5 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $950 million.

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

Some of these assumptions may prove to be incorrect over time. For example, although no one customer accounts for more than 2% of our revenues, if a number of our customers experienced significant deteriorations in their financial positions concurrently, it could have an impact on our results of operations.

Some of our key internal assumptions include the following:

•	our ability to implement our business strategy;

•	the effectiveness of our marketing programs such as our Spinnaker initiatives;

•	our ability to develop and deliver innovative products and services;

•	the continued growth of our sales in emerging markets;

•	our ability to implement price increases as forecasted; and

•	the effectiveness of our cost saving initiatives.

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

Our ability to generate cash depends in part on factors beyond our control.

Our ability to make payments on our debt and to fund planned capital expenditures and research and development efforts will depend on our ability to generate cash in the future. This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, including those described in this section, that are beyond our control.

We cannot ensure that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our credit facility in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot ensure that we will be able to refinance any of our debt, including our credit facility and the senior notes, on commercially reasonable terms or at all.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. The properties listed below serve primarily as manufacturing facilities and also typically have a certain amount of space for service, sales and marketing and administrative activities. Our principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland. The facilities in Giessen, Germany and Viroflay, France are used primarily for sales and marketing. We believe our facilities are adequate for our current and reasonably anticipated future needs.

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

	Common Stock Price
	Range
	High	Low

2010
Fourth Quarter	$157.55	$123.28
Third Quarter	$124.44	$108.42
Second Quarter	$126.70	$107.42
First Quarter	$110.31	$94.10
2009
Fourth Quarter	$106.24	$89.20
Third Quarter	$92.92	$75.33
Second Quarter	$78.25	$51.64
First Quarter	$70.35	$45.72

Holders

At February 1, 2011, there were 99 holders of record of common stock and 32,320,515 shares of common stock outstanding. We estimate we have approximately 32,000 beneficial owners of common stock.

Dividend Policy

Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.

Share Performance Graph

The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2005 through December 31, 2010 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index) and the SIC Code 3826 Index — Laboratory Analytical Instruments. Historically, we have not paid dividends on our common stock. However, the Company will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

	12-31-05	12-31-06	12-31-07	12-31-08	12-31-09	12-31-10
Mettler-Toledo	$100	$143	$206	$122	$190	$274
S&P 500 Index	$100	$116	$122	$77	$97	$112
SIC Code 3826 Index	$100	$127	$171	$104	$144	$181

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value (in thousands) of
			Part of Publicly	Shares that may yet be
	Total Number of	Average Price Paid	Announced	Purchased under the
Period	Shares Purchased	per Share	Program	Program

October 1 to October 31, 2010	171,000	$126.95	171,000	$240,095
November 1 to November 30, 2010	208,500	139.36	208,500	961,034
December 1 to December 31, 2010	265,198	152.44	265,198	920,603

Total	644,698	$141.45	644,698	$920,603

We have a $2.25 billion share repurchase program that was increased in November 2010, whereby the Board of Directors authorized us to repurchase an additional $750 million of common shares. As of December 31, 2010, there was $920.6 million of remaining common shares authorized to be repurchased under our share repurchase program. The share repurchases are expected to be funded from existing cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 17.2 million common shares since the inception of the program through December 31, 2010, at a total cost of $1.3 billion.

Our share repurchase program was suspended in October 2008 and restarted in December 2009. During the years ended December 31, 2010 and 2009, we spent $240.0 million and $6.0 million on the repurchase of 1,955,634 shares and 58,800 shares at an average price per share of $122.70 and $101.82, respectively.

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

	2010	2009	2008	2007	2006

Statement of Operations Data:
Net sales	$1,968,178	$1,728,853	$1,973,344	$1,793,748	$1,594,912
Cost of sales	930,982	839,516	980,263	897,567	804,480

Gross profit	1,037,196	889,337	993,081	896,181	790,432
Research and development	97,028	89,685	102,282	92,378	82,802
Selling, general and administrative	588,726	505,177	579,806	529,126	481,709
Amortization	14,842	11,844	10,553	11,682	11,503
Interest expense	20,057	25,117	25,390	21,003	17,492
Restructuring charges(a)	4,866	31,368	6,413	—	—
Other charges (income), net(b)	4,164	1,384	2,568	(875)	(7,921)

Earnings before taxes	307,513	224,762	266,069	242,867	204,847
Provision for taxes(c)	75,365	52,169	63,291	64,360	47,315

Net earnings	$232,148	$172,593	$202,778	$178,507	$157,532

Basic earnings per common share:
Net earnings	$6.98	$5.12	$5.92	$4.82	$3.93
Weighted average number of common shares	33,280,463	33,716,353	34,250,310	37,025,209	40,065,951
Diluted earnings per common share:
Net earnings	$6.80	$5.03	$5.79	$4.70	$3.86
Weighted average number of common and common equivalent shares	34,140,097	34,290,771	35,048,859	37,952,923	40,785,708
Balance Sheet Data:
Cash and cash equivalents	$447,577	$85,031	$78,073	$81,222	$151,269
Working capital(d)	166,034	156,369	180,412	165,784	144,084
Total assets	2,283,063	1,718,787	1,664,056	1,678,214	1,587,085
Long-term debt	670,301	203,590	441,588	385,072	345,705
Other non-current liabilities(e)	174,469	189,593	183,301	162,583	143,526
Shareholders’ equity(f)	771,584	711,138	503,247	581,286	630,862

(a)	Restructuring charges relate to our global cost reduction program initiated in 2008. See Note 15 to the audited consolidated financial statements.

(b)	Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net in 2010 also includes a $4.4 million ($3.8 million after-tax) charge associated with the sale of our retail software business for in-store item and inventory management solutions. This amount was partially offset by a benefit from unrealized contingent consideration from a previous acquisition totaling $1.2 million ($1.2 million after-tax).

(c)	The provision for taxes for 2010 includes discrete tax items resulting in a net tax benefit of $5.2 million primarily related to the favorable resolution of certain prior year tax matters. The provision for taxes for 2009 includes a discrete tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. The provision for taxes for 2008 includes a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China and a discrete tax benefit of $3.5 million primarily related to the closure of certain tax matters. The provision for taxes for 2007 includes $1.1 million of discrete tax items. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily related to a tax law change in Germany. The provision for taxes for 2006 includes net tax benefits related to a legal reorganization that resulted in a reduction of the estimated annual effective tax rate from 30% to 27% and $8.0 million net of discrete tax items. The discrete items include a benefit of $2.9 million, net associated with the legal reorganization and a benefit of $5.1 million from a favorable tax law change.

(d)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(e)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 13 to the audited consolidated financial statements.

(f)	No dividends were paid during the five-year period ended December 31, 2010.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements.

Local currency changes exclude the effect of currency exchange rate fluctuations. Local currency amounts are determined by translating current and previous year consolidated financial information at an index utilizing historical currency exchange rates. We believe local currency information provides a helpful assessment of business performance and a useful measure of results between periods. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. We present non-GAAP financial measures in reporting our financial results to provide investors with an additional analytical tool to evaluate our operating results.

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

During 2010, we experienced broad-based sales increases across most geographies and products related to improved global economic conditions. We also experienced increased sales during 2010 given the replacement nature of many of our products and the respective deferral of product replacements by our customers during 2009. Net sales in U.S. dollars increased by 14% in 2010 and decreased by 12% in 2009. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 14% in 2010 and decreased 10% in 2009. Our future sales in local currencies may be adversely affected by weak global economic conditions, although we also expect to continue to benefit from our strong leadership positions and the impact of our global sales and marketing programs. Examples include identifying and investing in growth opportunities, improving our lead generation and nurturing processes, better penetrating our market segments and more effectively pricing our products and services. While we have experienced improved business activity during 2010, the global economic environment remains uncertain and it is currently difficult to predict the extent to which our results may be adversely affected.

With respect to our end-user markets, we experienced increased results during 2010 in our laboratory-related end-user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies, food and beverage companies and universities. Demand from these markets increased during 2010 related to the previously mentioned improved global economic conditions, particularly in Asia Pacific and the Americas.

Our industrial markets, especially core-industrial products, were particularly impacted by improved economic conditions in emerging markets due to increased production capacity for domestic and export markets. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. Local currency sales growth in our developed industrial markets during 2010 was also primarily related to improved economic conditions, as well as weaker prior period comparisons. However, market conditions improved more quickly in the Americas as compared to Europe.

In our food retail end markets, we also experienced increased results during 2010 related to improved global economic conditions, especially in emerging markets. However, we did not experience a significant increase in project activity in developed markets during 2010. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity or new regulation. Similar to our industrial business, emerging markets have also historically provided growth as the expansion of local emerging market economies creates a significant number of new retail stores each year.

In 2011, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:

Gaining Market Share.  Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. We aim to achieve above-market sales growth by implementing sophisticated sales and marketing programs and leveraging our extensive customer databases. While this initiative is broad-based, efforts to improve these processes include increased segment marketing and leads generation and nurturing activities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force training and effectiveness and other sales and marketing topics. Our comprehensive service offerings also help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.

Expanding Emerging Markets.  Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East and Africa, account for approximately 31% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have over a 20-year track record in China, and our sales in Asia have grown more than 16% on a compound annual growth basis in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are pleased with our accomplishments in China and in recent years have expanded our territory coverage with new branch offices, additional dealers and more service professionals. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Local currency sales increased in emerging markets by 24% during 2010 versus the prior year related to improved global economic conditions. Sales increases were experienced throughout all markets, especially in China. We anticipate sales in 2011 will continue to increase as compared to 2010, absent a deterioration in global economic conditions. However, we expect local currency sales growth to be reduced as 2010 benefited from weaker prior period comparisons. To reduce costs, we also continue to shift more of our manufacturing to China where our three facilities manufacture for the local markets as well as for export.

Extending Our Technology Lead.  We continue to focus on product innovation. In the last three years, we spent approximately 5.1% of net sales on research and development. We seek to drive shorter product life cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software. In addition, we aim to create value for our customers by having an intimate knowledge of their processes via our significant installed product base.

Maintaining Cost Leadership.  We continue to strive to improve our margins by optimizing our cost structure. For example, we significantly reduced our global cost structure during 2009 in response to the recent global economic slowdown. We have also focused on reallocating resources and better aligning our cost structure to support higher growth areas and opportunities for margin improvement. As previously mentioned, shifting production to China has also been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.

Pursuing Strategic Acquisitions.  We seek to pursue acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We have identified life sciences, product inspection and process analytics as three key areas for acquisitions. We also continue to pursue “bolt-on” acquisitions. For example, during the first quarter of 2010, we acquired our pipette distributor in the United Kingdom and during the fourth quarter of 2009, we also acquired a leader of vision inspection technology that has been integrated with our end-of-line packaging inspection systems product offering.

Results of Operations — Consolidated

Net sales

Net sales were $1,968.2 million for the year ended December 31, 2010, compared to $1,728.9 million in 2009 and $1,973.3 million in 2008. In U.S. dollars, this represents an increase in 2010 of 14% and a decrease in 2009 of 12%. In local currencies, net sales increased 14% in 2010 and decreased 10% in 2009. During the fourth quarter of 2009, we acquired a vision technology company that has been integrated into our end-of-line packaging inspection systems product offering. During the first quarter of 2010, we also acquired our pipette distributor in the United Kingdom that has been integrated into our U.K. market organization. We estimate acquisitions contributed approximately 2% to our net sales growth during 2010.

In 2010, our net sales by geographic destination increased in U.S. dollars by 16% in the Americas, 4% in Europe and 27% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2010 by 15% in the Americas, 7% in Europe and 23% in Asia/Rest of World. A discussion of sales by operating segment is included below. Acquisitions contributed approximately 2% in the Americas and 2% in Europe to net sales growth during 2010. While we have experienced improved business activity, particularly in Asia/Rest of World and the Americas, the global economic environment remains uncertain and it is currently difficult to predict the extent to which our results may be adversely affected.

As described in Note 18 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.

Net sales of products increased by 17% in 2010 in U.S. dollars and decreased by 15% in 2009. In local currencies, net sales of products increased by 16% in 2010 and decreased by 13% in 2009. Service revenue (including spare parts) increased in 2010 by 5% and decreased in 2009 by 4% in U.S. dollars. In local currencies, service revenue increased by 5% in 2010 and was flat in 2009.

Net sales of our laboratory-related products increased by 15% in U.S. dollars and in local currencies during 2010 principally driven by strong growth across most product categories and geographies. Acquisitions contributed approximately 2% to our laboratory-related net sales growth during 2010.

Net sales of our industrial-related products increased by 15% in U.S. dollars and in local currencies during 2010. We experienced strong sales growth in our product inspection and core-industrial products. Net sales growth was offset in part by decreased sales in transportation and logistics products during 2010. Net sales growth in industrial-related products reflects particularly strong growth in China and the Americas. Acquisitions contributed approximately 2% to our industrial-related net sales growth during 2010.

In our food retailing markets, net sales increased by 3% in U.S. dollars and increased 5% in local currencies during 2010 compared to the previous year, resulting from strong growth in China.

Gross profit

Gross profit as a percentage of net sales was 52.7% for 2010, compared to 51.4% for 2009 and 50.3% for 2008.

Gross profit as a percentage of net sales for products was 56.5% for 2010, compared to 55.2% for 2009 and 54.2% for 2008. Gross profit as a percentage of net sales for services (including spare parts) was 39.5% for 2010, compared to 39.8% for 2009 and 36.8% for 2008.

The increase in gross profit as a percentage of net sales reflects benefits from increased sales volume and operating efficiencies, as well as pricing. These results were also partly offset by unfavorable business mix, as well as increased material costs, including higher costs for certain steel-related items and unfavorable currency.

Research and development and selling, general and administrative expenses

Research and development expenses as a percentage of net sales were 4.9% for 2010 and 5.2% for both 2009 and 2008. Research and development expenses increased by 8% and decreased by 12% in U.S. dollars in 2010 and 2009, respectively, and in local currencies increased by 6% in 2010 and decreased by 11% in 2009. Our research and development spending levels reflect increased research and development investments across most product categories.

Selling, general and administrative expenses as a percentage of net sales increased to 29.9% for 2010, compared to 29.2% for 2009 and 29.4% for 2008. Selling, general and administrative expenses in U.S. dollars increased by 17% in 2010 and decreased by 13% in 2009 and in local currencies increased by 16% in 2010 and decreased by 11% in 2009. The increase in 2010 is primarily due to higher performance-related compensation costs and increased sales and marketing activities related to the improved economic environment, as well as acquisition-related expenses. The decrease in selling, general and administrative expenses in 2009 compared to 2008 is primarily due to benefits from our cost reduction activities and reduced performance-related compensation costs.

Restructuring charges

During the fourth quarter of 2008, we initiated a global cost reduction program which has substantially been completed. Charges under the program primarily comprise severance costs. Through December 31, 2010, total charges recognized were $42.7 million of which $4.9 million, $31.4 million and $6.4 million was recognized during 2010, 2009 and 2008, respectively. See Note 15 to our audited consolidated financial statements for a summary of restructuring activity during 2010.

Other charges (income), net

Other charges (income), net consisted of net charges of $4.2 million in 2010, compared to net charges of $1.4 million and $2.6 million in 2009 and 2008, respectively. Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net in 2010 also includes a $4.4 million ($3.8 million after-tax) charge associated with the sale of our retail software business for in-store item and inventory management solutions. This amount was partially offset by a benefit from unrealized contingent consideration from a previous acquisition totaling $1.2 million ($1.2 million after-tax).

Interest expense and taxes

Interest expense was $20.1 million for 2010, compared to $25.1 million for 2009 and $25.4 million for 2008. The 2010 amount reflects the benefit of lower average borrowings and lower costs associated with our interest rate swap agreements compared with the prior year. The 2009 amount includes charges associated with the tender offer of our 4.85% Senior Notes and other financing costs as well as costs associated with our interest rate swap agreements which were offset by lower average debt balances in comparison to 2008.

During 2010, we recorded discrete tax items resulting in a net tax benefit of $5.2 million primarily related to the favorable resolution of certain prior year tax matters. In 2009, we recorded a discrete net tax benefit of $8.3 million primarily related to the favorable resolution of certain prior year tax matters. During 2008, we recorded a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China and discrete tax items resulting in a net tax benefit of $3.5 million primarily related to the closure of certain tax matters.

Our annual effective tax rate was 25%, 23% and 24% for 2010, 2009 and 2008, respectively. The previously described discrete tax items had the effect of lowering our annual effective tax rate by 1% in 2010, 4% in 2009 and 2% in 2008.

Results of Operations — by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our audited consolidated financial statements.

U.S. Operations (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net sales	$689,546	$597,172	$682,282	15%	(12)%
Net sales to external customers	$628,699	$548,677	$622,692	15%	(12)%
Segment profit	$123,384	$107,719	$113,578	15%	(5)%

(1)	Represents U.S. dollar growth for net sales and segment profit.

The increase in total net sales and net sales to external customers during 2010 reflects increases across most product categories, particularly product inspection and laboratory-related products. Net sales in our U.S. operations benefited approximately 2% from acquisitions during 2010.

Segment profit increased by $15.7 million in our U.S. Operations segment during 2010, compared to a decrease of $5.9 million during 2009. The increase in segment profit in 2010 was primarily due to increased sales volume as well as benefits from our cost reduction efforts and acquisitions, offset in part by increased material costs and a $1.8 million gain recognized during 2009 from the receipt of a previously reserved receivable.

Swiss Operations (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net sales	$455,325	$396,269	$442,054	15%	(10)%
Net sales to external customers	$113,488	$107,472	$126,476	6%	(15)%
Segment profit	$97,666	$81,476	$86,279	20%	(6)%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in U.S. dollars increased by 15% in 2010 and decreased by 10% in 2009 and in local currencies increased by 11% in 2010 and decreased by 11% in 2009. Net sales to external customers in U.S. dollars increased by 6% in 2010 and decreased by 15% in 2009 and in local currencies increased by 2% in 2010 and decreased by 15% in 2009. The increase in sales to external customers in local currencies during 2010 reflects growth in most laboratory-related products, partially offset by declines in core-industrial and food retail products.

Segment profit increased by $16.2 million in our Swiss Operations segment during 2010, compared to a decrease of $4.8 million during 2009. The increase in segment profit during 2010 is primarily due to increased sales volume and increased inter-segment pricing, partially offset by increased sales and marketing investments.

Western European Operations (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net sales	$692,255	$650,250	$762,717	6%	(15)%
Net sales to external customers	$600,933	$574,109	$679,083	5%	(15)%
Segment profit	$85,120	$72,201	$70,724	18%	2%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in U.S. dollars increased by 6% in 2010 and decreased by 15% in 2009 and in local currencies increased by 10% in 2010 and decreased by 9% in 2009. Net sales to external customers in U.S. dollars increased by 5% in 2010 and decreased by 15% in 2009 and in local currencies increased by 8% in 2010 and decreased by 10% in 2009. Net sales in our Western European Operations benefited approximately 2% from acquisitions during 2010. The net sales increase in local currencies during 2010 reflects strong growth in most laboratory-related products offset in part by a decline in transportation and logistics related to reduced project activity.

Segment profit increased by $12.9 million in our Western European Operations segment during 2010, compared to an increase of $1.5 million in 2009. The increase in segment profit in 2010 primarily reflects increased sales volume and benefits from our cost reduction efforts, partially offset by unfavorable currency translation fluctuations.

Chinese Operations (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net sales	$404,543	$303,614	$317,040	33%	(4)%
Net sales to external customers	$298,637	$232,643	$228,890	28%	2%
Segment profit	$92,969	$69,617	$58,779	34%	18%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in U.S. dollars increased by 33% in 2010 and decreased by 4% in 2009 and in local currencies increased by 32% in 2010 and decreased by 6% in 2009. Net sales to external customers in U.S. dollars increased by 28% and 2% in 2010 and 2009, respectively and in local currencies increased by 27% in 2010 and were flat in 2009. The increase in 2010 total net sales in local currencies reflects strong sales growth across most product categories, particularly core-industrial products.

Segment profit increased by $23.4 million in our Chinese Operations segment during 2010, compared to an increase of $10.8 million in 2009. The increase in segment profit in 2010 is primarily due to increased sales volume partially offset by increased investments in response to the improved economic conditions.

Other (amounts in thousands)

				Increase	Increase
				(Decrease) in %(1)	(Decrease) in %(1)
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Net sales	$330,759	$269,926	$321,480	23%	(16)%
Net sales to external customers	$326,421	$265,952	$316,203	23%	(16)%
Segment profit	$32,795	$23,522	$28,691	39%	(18)%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in U.S. dollars increased by 23% in 2010 and decreased by 16% in 2009 and in local currencies increased by 16% in 2010 and decreased by 13% in 2009. Net sales to external customers in U.S. dollars increased by 23% in 2010 and decreased by 16% in 2009 and in local currencies increased by 16% in 2010 and decreased by 13% in 2009. This performance primarily reflects increased sales across most geographies, especially other Asian countries.

Segment profit increased $9.3 million in our Other segment during 2010, compared to a decrease of $5.2 million during 2009. The increase in segment profit during 2010 relates primarily to increased sales volume.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions. In 2010, we have also increased our debt balance at a European owned entity and our cash balance in the United States to facilitate foreign earnings repatriation. Our share repurchase program was suspended in October 2008 and restarted in December 2009 due to the economic downturn and instability in the financial markets. While we have seen an improvement in global economic conditions, our ability to generate cash flows may be reduced by a prolonged global economic slowdown.

Cash provided by operating activities totaled $268.3 million in 2010, compared to $232.6 million in 2009 and $223.1 million in 2008. The increase in 2010 resulted principally from higher net earnings, offset in part by increased working capital associated with the increased sales volume. Our inventory balances have also increased during 2010 related to increased business activity, as well as supplier constraints, system changes, product transfers and new product introductions. In addition, benefits during 2010 from reduced incentive payments related to previous year performance-related compensation incentives were offset by benefits during 2009 from reduced working capital balances associated with the decline in prior year business activity. The increase in cash provided by operating activities during 2009 resulted principally from decreased incentive payments of $15.4 million related to 2008 performance-related compensation incentives and reduced accounts receivable and inventory balances, offset in part by lower net earnings and cash payments of $22.2 million related to our restructuring program. We also made $5.0 million, $11.5 million and $5.0 million of voluntary incremental pension contributions in 2010, 2009 and 2008, respectively.

Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $73.9 million in 2010, $60.0 million in 2009 and $61.0 million in 2008. Our capital expenditures in 2010 included approximately $30.6 million of investments directly related to our Blue Ocean multi-year program of information technology investment compared with $35.1 million in 2009 and $16.2 million in 2008.

Cash flows used in financing activities during 2010 included the repayment of our $75 million 4.85% Senior Notes which matured on November 15, 2010. The repayment was funded from additional borrowings under our credit facility. Cash flows used in financing activities during 2009 included proceeds of $100 million from the issuance of our 6.30% Senior Notes and payments of $0.7 million of debt issuance costs. In 2009, we also made payments to repurchase $75 million of our 4.85% Senior Notes and paid $1.6 million in debt extinguishment costs and other financing charges in connection with our tender offer. Financing activities during 2008 included $3.3 million of financing fees related to the closing of our $950 million credit facility. As further described below, in accordance with our share repurchase plan, we repurchased 1,955,634 shares and 58,800 shares in the amount of $240.0 million and $6.0 million during 2010 and 2009, respectively.

As previously mentioned, cash flows provided by financing activities during 2010 also reflected increased debt balances at a European owned entity to facilitate foreign earnings repatriation. The increase in our Credit Agreement from 2009 to 2010 was primarily related to this transaction. The transaction also increased cash balances in the U.S.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the first quarter of 2010 we spent approximately $12.5 million relating to the acquisition of our pipette distributor in the United Kingdom. During the fourth quarter of 2009, we also spent approximately $14.3 million, plus contingent consideration up to a maximum of $7.8 million, for a leader in vision technology that we have integrated into our end-of-line packaging inspection systems product offering.

During the fourth quarter of 2010, we also sold our retail software business for in-store item and inventory management solutions for approximately $10 million. The sale resulted in a $4.4 million pre-tax charge ($3.8 million after-tax) and has been included in other charges (income), net in our 2010 consolidated statement of operations. Annualized net sales and net earnings associated with this business are immaterial to our consolidated results.

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

The 6.30% Senior Notes mature on June 25, 2015. Interest is payable semi-annually in June and December. We may at any time prepay the 6.30% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest plus a “make-whole” prepayment premium. In the event of a change in control of the Company (as defined in the Agreement), we may be required to offer to prepay the 6.30% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on us and our subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires us to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The Agreement contains customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2010.

Under the terms of the offering, we may sell additional Senior Notes at our discretion in an aggregate amount not to exceed $600 million. Such additional Senior Notes would rank equally with our unsecured indebtedness.

Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.

Tender Offer & Repayment of 4.85% Senior Notes

In November 2003, we issued $150 million of 4.85% unsecured Senior notes due November 15, 2010 (“4.85% Senior Notes”). Discount and issuance costs approximated $1.2 million and were amortized to interest expense over the seven-year term of the 4.85% Senior Notes.

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

At maturity, on November 15, 2010, we repaid the remaining $75 million outstanding principal balance of our 4.85% Senior Notes. The repayment was funded from additional borrowings under our credit facility.

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

Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our senior unsecured credit ratings, which was, as of December 31, 2010, set at LIBOR plus 0.70% (based on ratings of “BBB” by Standard & Poor’s and “Baa2” by Moody’s). We must also pay facility fees that are tied to our credit ratings. The Credit Agreement contains covenants, with which we were in compliance as of December 31, 2010, which include maintaining a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.25 to 1.0. The Credit Agreement also places certain limitations on us, including limiting our ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. We capitalized $3.3 million in financing fees during 2008 associated with the Credit Agreement which are amortized to interest expense through 2013. As of December 31, 2010, approximately $387.9 million was available under the facility.

Our short-term borrowings and long-term debt consisted of the following at December 31, 2010:

		Other Principal
	U.S. Dollar	Trading Currencies	Total

6.30% $100 million Senior Notes	$100,000	$—	$100,000
$950 million Credit Agreement	—	556,481	556,481
Other local arrangements	—	24,722	24,722

Total debt	100,000	581,203	681,203
Less: current portion	—	(10,902)	(10,902)

Total long-term debt	$100,000	$570,301	$670,301

Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

At December 31, 2010, we were in compliance with all covenants set forth in our 6.30% Senior Notes and Credit Agreement. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.

We currently believe that cash flows from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

Contractual Obligations

The following summarizes certain of our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Short and long-term debt	$681,203	$10,902	$570,301	$100,000	$—
Interest on debt	69,274	18,147	41,668	9,459	—
Non-cancelable operating leases	98,890	29,709	38,321	21,521	9,339
Pension and post-retirement funding(1)	20,530	20,530	—	—	—
Purchase obligations	89,750	80,264	9,486	—	—

Total(1)	$959,647	$159,552	$659,776	$130,980	$9,339

(1)	In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for periods beyond 2010 for income taxes and beyond 2011 for pension and post-retirement funding.

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

Share Repurchase Program

We have a $2.25 billion share repurchase program that was increased in November 2010, whereby the Board of Directors authorized us to repurchase an additional $750 million of common shares. We expect that the new authorization will be utilized over the next several years. As of December 31, 2010, there were $920.6 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from existing cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 17.2 million shares since the inception of the program through December 31, 2010.

Our share repurchase program was suspended in October 2008 and restarted in December 2009. During the years ended December 31, 2010 and 2009, we spent $240.0 million and $6.0 million on the repurchase of 1,955,634 shares and 58,800 shares at an average price per share of $122.70 and $101.82, respectively. We reissued 527,276 shares and 308,154 shares held in treasury for the exercise of stock options and restricted stock units during 2010 and 2009, respectively.

We also reissued 2,549 shares and 6,467 shares held in treasury during 2010 and 2009, respectively, pursuant to our 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual performance-related compensation in shares of the Company’s stock.

Off-Balance Sheet Arrangements

Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Effect of Currency on Results of Operations

Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past, and recently the Swiss franc has strengthened against the euro. The exchange rate between the Swiss franc and the euro was 1.39 during 2010 as compared to 1.51 for the prior year, reflecting an 8% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc to the euro is 1.30 as of February 8, 2011, reflecting a 6% strengthening of the Swiss franc against the euro as compared to 2010. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.1 million to $1.8 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2010, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $9.5 million in the reported U.S. dollar value of the debt.

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

We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, Inc. (“MTI”) known as Hi-Speed Checkweigher Co., Inc. (“Hi-Speed”) was one of two private parties ordered by the New Jersey Department of Environmental Protection (“NJDEP”), in an administrative consent order (“ACO”) signed on June 13, 1988, to investigate and remediate certain ground water contamination at certain property in Landing, New Jersey. After the other party ordered under this ACO failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the ACO. Residual ground water contamination at this site is now within a Classification Exception Area (“CEA”) which NJDEP has approved and within which MTI oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. NJDEP has informally told MTI to expect a claim for natural resource damages (“NRD”) regarding this site but has not yet made such a claim. In 2010, testing of indoor air at certain buildings within the site led to the installation of a vapor intrusion mitigation system at one building. We estimate that the costs of compliance associated with the site over the next six years will approximate $0.6 million.

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

We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis and to hedge certain forecasted intercompany sales. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of these contracts was a $1.5 million net gain at December 31, 2010. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (primarily U.S. dollar, Swiss franc and British pound) declined by 10%, the fair value of these instruments would decrease by $7.3 million at December 31, 2010. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”

We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a loss of $5.8 million at December 31, 2010. Based on our agreements outstanding at December 31, 2010, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $4.8 million. Conversely, a 100-basis-point decrease in interest rates would result in a $5.1 million decrease in the net aggregate market value of these instruments at December 31, 2010. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.

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

Employee benefit plans

The net periodic pension cost for 2010 and projected benefit obligation as of December 31, 2010 was $5.1 million and $125.3 million, respectively, for our U.S. pension plan and $5.8 million and $661.0 million, respectively, for our international pension plans. The net periodic post-retirement credit for 2010 and expected post-retirement benefit obligation as of December 31, 2010 for our U.S. post-retirement medical benefit plan was $0.4 million and $14.6 million, respectively.

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

The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2010, the weighted average return on assets assumption was 8.25% for the U.S. plan and 5.20% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $5.9 million after tax.

The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2010, the average discount rate assumption was 5.50% for the U.S. plan and

3.90% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $1.5 million after tax.

We made voluntary incremental funding payments of $5.0 million, $11.5 million and $5.0 million in 2010, 2009 and 2008, respectively, to increase the funded status of our pension plans. In the future, we may make additional mandatory or discretionary contributions to our plan or we could be required to make additional cash funding payments.

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

Trade accounts receivable

As of December 31, 2010, trade accounts receivable were $368.9 million, net of a $11.5 million allowance for doubtful accounts.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.

Inventories

As of December 31, 2010, inventories were $217.1 million.

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

Goodwill and other intangible assets

As of December 31, 2010, our consolidated balance sheet included goodwill of $434.7 million and other intangible assets of $104.4 million.

Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The most significant of these estimates and assumptions within our fair value models include sales growth, controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.

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

Income taxes

Income tax expense and deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and we currently believe that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently invested.

The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $307.5 million for the year ended December 31, 2010, each increase of $3.1 million in tax expense would increase our effective tax rate by 1%.

Revenue recognition

Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. Other than a few small software applications, we do not sell software products without the related hardware instrument as the software is embedded in the instrument. Our products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent our solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, we also defer revenue where installation is required, unless such installation is deemed perfunctory. We generally maintain the right to accept or reject a product return in our terms and conditions and we also maintain appropriate accruals for outstanding credits. Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon transfer of title and risk of loss to our distributors. Distributor discounts are offset against revenue at the time such revenue is recognized. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.

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

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued an attestation in their report on our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position

Olivier A. Filliol	44	President and Chief Executive Officer
William P. Donnelly	49	Chief Financial Officer
Thomas Caratsch	52	Head of Laboratory
Hans-Peter von Arb	56	Head of Retail
Christian Magloth	45	Head of Human Resources
Joakim Weidemanis	41	Head of Product Inspection
Urs Widmer	60	Head of Industrial
Marc de la Guéronnière	47	Head of European Market Organizations

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

William P. Donnelly joined the Company in 1997 and has served as Chief Financial Officer of the Company since that time, except for a two year period when he ran the Company’s Product Inspection and Pipette businesses. Mr. Donnelly is also responsible for Supply Chain Management, Information Technology and the Company’s Blue Ocean Program.

Thomas Caratsch has been Head of Laboratory of the Company since January 2008. From October 2007 to December 2007, he served as the Head of Business Development. Prior to joining the Company in October 2007, he held various management positions with Hoffmann La Roche from 1987 to March 2007, including General Manager of Roche Instrument Center AG / Tegimenta AG and Head of Disetronic Medical Systems AG from January 2003 to August 2006.

Hans-Peter von Arb has been Head of Retail of the Company since June 2006. From 2001 until June 2006, he served as the Head of the Company’s Load Cell Competence Center. From 1996 to 2000, he held various management positions with the Company in Switzerland and Germany. Prior to joining the Company in 1996, he worked in the field of industrial laser systems.

Christian Magloth joined the Company in October 2010 and has been Head of Human Resources since December 2010. Prior to joining the Company he served as Head of Human Resources of Straumann, a leading global medical devices company listed on the Swiss stock exchange, from April 2006 to September 2010. He previously served as Head of Human Resources at Hero Group, an international consumer foods company, and in various management positions at Hilti, a leading global construction supply company.

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

Marc de la Guéronnière has been Head of European Market Organizations of the Company since January 2008. He was head of Region South and General Manager of the Company’s market organization in Spain from January 2006 to January 2008. He joined the Company in 2001 as the Industrial Business Area Manager for our market organization in France. Prior to joining the Company, Mr. de la Guéronnière held various management positions in Europe and the United States with ABB-Elsag Bailey and Danaher-Zellweger.

CEO and CFO Certifications

Our CEO and CFO also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.

The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement.

Item 11.	Executive Compensation

The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the sections “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2010” in the 2011 Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions — None.

Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2011 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services

Information appearing in the section “Audit Committee Report” in the 2011 Proxy Statement is hereby incorporated by reference.

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

Date: February 16, 2011

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol Olivier A. Filliol	President and Chief Executive Officer

/s/ William P. Donnelly William P. Donnelly	Group Vice President and Chief Financial Officer (Principal financial and accounting officer)

/s/ Olivier A. Filliol Olivier A. Filliol	Director

/s/ Wah-Hui Chu Wah-Hui Chu	Director

/s/ Francis A. Contino Francis A. Contino	Director

/s/ Michael A. Kelly Michael A. Kelly	Director

/s/ Martin Madaus Martin Madaus	Director

/s/ Hans Ulrich Maerki Hans Ulrich Maerki	Director

/s/ George M. Milne George M. Milne	Director

/s/ Thomas P. Salice Thomas P. Salice	Director

/s/ Robert F. Spoerry Robert F. Spoerry	Director

EXHIBIT INDEX

Exhibit
No.		Description

3.1		Amended and Restated Certificate of Incorporation of the Company(1)
3.2		Amended By-laws of the Company, effective as of February 8, 2007(2)
4.6		Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares(3)
10.1		Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JP Morgan Chase, N.A., J.P. Morgan Securities Inc. and Banc of America Securities LLC and certain other financial institutions, dated as of August 15, 2008(4)
10.11		Indenture, dated as of November 12, 2003(12)
10.12		Note Purchase Agreement dated as of June 25, 2009 by and among Mettler-Toledo International Inc. and Connecticut General Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, American Investors Life Insurance Company, Aviva Life and Annuity Company, Bankers Life and Casualty Company, Conseco Life Insurance Company, Conseco Health Insurance Company and Colonial Penn Life Insurance Company(14)
10.20		1997 Amended and Restated Stock Option Plan(5)
10.21		Amendment to the 1997 Amended and Restated Stock Option Plan(6)
10.22		Mettler-Toledo International Inc. 2004 Equity Incentive Plan(7)
10.23		Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(8)
10.31		Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(9)
10.32		Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(9)
10.51		Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(10)
10.52		Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53		Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(10)
10.54		Employment Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of November 5, 2001(11)
10.55		Employment Agreement between Joakim Weidemanis and Mettler-Toledo International Inc., dated as of May 23, 2005(13)
10.56		Employment Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated as of April 11, 2006(13)
10	.57*	Employment Agreement between Marc de la Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011
10	.58*	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010
10.59		Form of Tax Equalization Agreement between Messrs. Bürker, Caratsch, Filliol, Spoerry, von Arb and Widmer and Mettler-Toledo International Inc., dated October 10, 2007(8)
10.60		Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(8)
21	*	Subsidiaries of the Company
23	.1*	Consent of PricewaterhouseCoopers LLP

E-1

Exhibit
No.		Description

31	.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 10-K dated February 16, 2007

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K/A filed on August 29, 2002

(4)	Incorporated by reference to the Company’s Report on Form 8-K dated August 15, 2008

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

(6)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

(7)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(9)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(10)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(12)	Incorporated by reference to the Company’s Report on Form 10-K dated March 15, 2004

(13)	Incorporated by reference to the Company’s Report on Form 10-Q dated July 28, 2006

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated June 25, 2009

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Mettler-Toledo International Inc.

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  Pricewaterhousecoopers LLP
PricewaterhouseCoopers LLP

Columbus, Ohio
February 16, 2011

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2010	2009	2008

Net sales
Products	$1,524,083	$1,304,713	$1,532,823
Service	444,095	424,140	440,521

Total net sales	1,968,178	1,728,853	1,973,344
Cost of sales
Products	662,314	583,998	701,642
Service	268,668	255,518	278,621

Gross profit	1,037,196	889,337	993,081
Research and development	97,028	89,685	102,282
Selling, general and administrative	588,726	505,177	579,806
Amortization	14,842	11,844	10,553
Interest expense	20,057	25,117	25,390
Restructuring charges	4,866	31,368	6,413
Other charges (income), net	4,164	1,384	2,568

Earnings before taxes	307,513	224,762	266,069
Provision for taxes	75,365	52,169	63,291

Net earnings	$232,148	$172,593	$202,778

Basic earnings per common share:
Net earnings	$6.98	$5.12	$5.92
Weighted average number of common shares	33,280,463	33,716,353	34,250,310
Diluted earnings per common share:
Net earnings	$6.80	$5.03	$5.79
Weighted average number of common and common equivalent shares	34,140,097	34,290,771	35,048,859

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$447,577	$85,031
Trade accounts receivable, less allowances of $11,536 in 2010 and $12,399 in 2009	368,936	312,998
Inventories	217,104	168,042
Current deferred tax assets, net	44,548	34,225
Other current assets and prepaid expenses	66,730	45,811

Total current assets	1,144,895	646,107
Property, plant and equipment, net	364,472	316,334
Goodwill	434,699	440,950
Other intangible assets, net	104,372	105,284
Non-current deferred tax assets, net	95,996	95,688
Other non-current assets	138,629	114,424

Total assets	$2,283,063	$1,718,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$138,105	$103,160
Accrued and other liabilities	100,793	91,907
Accrued compensation and related items	138,358	96,359
Deferred revenue and customer prepayments	86,746	63,292
Taxes payable	49,577	38,686
Current deferred tax liabilities	17,705	11,303
Short-term borrowings and current maturities of long-term debt	10,902	89,968

Total current liabilities	542,186	494,675
Long-term debt	670,301	203,590
Non-current deferred tax liabilities	124,523	119,791
Other non-current liabilities	174,469	189,593

Total liabilities	1,511,479	1,007,649
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 32,425,315 and 33,851,124 shares at December 31, 2010 and 2009, respectively	448	448
Additional paid-in capital	597,195	574,034
Treasury stock at cost (12,360,696 and 10,934,887 shares at December 31, 2010 and 2009, respectively)	(1,057,390)	(857,130)
Retained earnings	1,223,130	1,009,995
Accumulated other comprehensive income (loss)	8,201	(16,209)

Total shareholders’ equity	771,584	711,138

Total liabilities and shareholders’ equity	$2,283,063	$1,718,787

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2007	35,638,483	$448	$548,378	$(662,393)	$652,236	$42,617	$581,286
Exercise of stock options and restricted stock units	172,248	—	—	12,138	(6,910)	—	5,228
Other treasury stock issuances	16,760	—	—	1,149	352	—	1,501
Repurchases of common stock	(2,232,188)	—	—	(224,495)	—	—	(224,495)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,696	—	—	—	2,696
Share-based compensation	—	—	8,698	—	—	—	8,698
Adoption of year end pension measurement date provision, net of tax	—	—	—	—	33	(107)	(74)
Comprehensive income:
Net earnings	—	—	—	—	202,778	—	202,778
Net unrealized loss on cash flow hedging arrangements, net of tax	—	—	—	—	—	(2,593)	(2,593)
Change in currency translation adjustment, net of tax	—	—	—	—	—	(23,349)	(23,349)
Pension adjustment, net of tax	—	—	—	—	—	(48,429)	(48,429)

Total comprehensive income							128,407

Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	308,154	—	—	21,998	(10,930)	—	11,068
Other treasury stock issuances	6,467	—	—	461	(157)	—	304
Repurchases of common stock	(58,800)	—	—	(5,988)	—	—	(5,988)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,895	—	—	—	2,895
Share-based compensation	—	—	11,367	—	—	—	11,367
Comprehensive income:
Net earnings	—	—	—	—	172,593	—	172,593
Net unrealized gain on cash flow hedging arrangements, net of tax	—	—	—	—	—	5,401	5,401
Change in currency translation adjustment, net of tax	—	—	—	—	—	15,835	15,835
Pension adjustment, net of tax	—	—	—	—	—	(5,584)	(5,584)

Total comprehensive income							188,245

Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138
Exercise of stock options and restricted stock units	527,276	—	—	39,555	(19,100)	—	20,455
Other treasury stock issuances	2,549	—	—	183	87	—	270
Repurchases of common stock	(1,955,634)	—	—	(239,998)	—	—	(239,998)
Tax benefit resulting from exercise of certain employee stock options	—	—	10,776	—	—	—	10,776
Share-based compensation	—	—	12,385	—	—	—	12,385
Comprehensive income:
Net earnings	—	—	—	—	232,148	—	232,148
Net unrealized loss on cash flow hedging arrangements, net of tax	—	—	—	—	—	(6,410)	(6,410)
Change in currency translation adjustment, net of tax	—	—	—	—	—	31,647	31,647
Pension adjustment, net of tax	—	—	—	—	—	(827)	(827)

Total comprehensive income							256,558

Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net earnings	$232,148	$172,593	$202,778
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,686	29,634	28,987
Amortization	14,842	11,844	10,553
Deferred tax provision	4,058	3,766	4,137
Excess tax benefits from share-based payment arrangements	(9,017)	(2,137)	(1,609)
Share-based compensation	12,385	11,367	8,698
Other	3,499	166	(3,359)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(55,025)	37,071	53
Inventories	(40,417)	7,817	(398)
Other current assets	(20,107)	(5,801)	(3,713)
Trade accounts payable	31,696	(9,416)	(15,945)
Taxes payable	6,613	(6,844)	5,416
Accruals and other	57,918	(17,455)	(12,449)

Net cash provided by operating activities	268,279	232,605	223,149

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	350	2,081	13,307
Purchase of property, plant and equipment	(73,943)	(60,041)	(61,008)
Acquisitions	(13,064)	(14,620)	(999)
Proceeds from divestiture	9,750	—	—
Other investing activities	(108)	—	—

Net cash used in investing activities	(77,015)	(72,580)	(48,700)

Cash flows from financing activities:
Proceeds from borrowings	714,575	261,436	306,602
Repayments of borrowings	(329,536)	(422,812)	(259,566)
Proceeds from exercise of stock options	20,455	11,068	5,228
Repurchases of common stock	(239,998)	(5,988)	(229,671)
Excess tax benefits from share-based payment arrangements	9,017	2,137	1,609
Debt issuance costs	—	(670)	(3,349)
Debt extinguishment costs	—	(1,316)	—
Other financing activities	(6,590)	(1,298)	615

Net cash provided by (used in) financing activities	167,923	(157,443)	(178,532)

Effect of exchange rate changes on cash and cash equivalents	3,359	4,376	934

Net increase (decrease) in cash and cash equivalents	362,546	6,958	(3,149)

Cash and cash equivalents:
Beginning of period	85,031	78,073	81,222

End of period	$447,577	$85,031	$78,073

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,019	$19,256	$21,904
Taxes	$60,101	$51,361	$53,332

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

Revenue Recognition

Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. In addition, the Company also defers revenue where installation is required, unless such installation is deemed perfunctory. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon transfer of title and risk of loss to its distributors. Distributor discounts are offset against revenue at the time such revenue is recognized. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented.

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

Earnings per Common Share

In accordance with the treasury stock method, the Company has included 859,634, 574,418 and 798,549 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2010, 2009 and 2008, respectively, relating to outstanding stock options and restricted stock units.

Outstanding options and restricted stock units to purchase or receive 474,443, 1,017,136 and 564,487 shares of common stock for the years ending December 31, 2010, 2009 and 2008, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

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

The Company also enters into interest rate swap agreements in order to manage its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized in interest expense over the life of the agreements as incurred. Fixed to floating interest rate swap agreements are accounted for as fair value hedges. Changes in fair value of outstanding interest rate swap agreements that are effective as fair value hedges are recognized in earnings as incurred and offset by the change in fair value of the hedged item. Floating to fixed interest rate swap agreements are accounted for as cash flow hedges.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Changes in fair value of outstanding interest rate swap agreements that are effective as cash flow hedges are recognized in other comprehensive income as incurred.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value rollforward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

In October 2009, the FASB issued authoritative guidance impacting two areas of revenue recognition. First, the guidance revises previous criteria for separating deliverables and allocating consideration to units of accounting in multiple deliverable arrangements. Arrangement consideration under the new guidance is allocated on the basis of “relative selling price” rather than fair value. The guidance establishes a hierarchy for determining relative selling price requiring first the use of vendor-specific objective evidence (“VSOE”) if it exists, then the use of third party evidence. If neither VSOE nor third party evidence exists, estimated selling price may be used. In addition, the guidance no longer permits the use of the residual method of allocation. Secondly, guidance was issued excluding software components essential to the functionality of tangible products from the scope of software revenue recognition. This new authoritative guidance requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations or financial position.

3.	ACQUISITIONS AND DIVESTITURE

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

In December 2009, the Company acquired a leader in vision technology for end-of-line packaging systems located in the U.S. for an aggregate purchase price of $14.3 million. The Company may be required to pay additional cash consideration up to a maximum amount of $7.8 million related to an earn-out period. Goodwill recorded in connection with the acquisition totaled $10.2 million, which is included in the Company’s U.S. Operations segment. The Company also recorded $11.8 million of identified intangibles primarily pertaining to tradename, customer relationships and acquired technology.

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

In December 2010, the Company also sold its retail software business for in-store item and inventory management solutions for approximately $10 million. The sale resulted in a $4.4 million pre-tax charge ($3.8 million after-tax) and has been included in other charges (income), net in the Company’s consolidated statement of operations for the year ending December 31, 2010. Annualized net sales and net earnings associated with this business are immaterial to the Company’s consolidated financial results. Goodwill previously recorded associated with this business amounted to $13.0 million and was included in the Company’s U.S. Operations segment.

4.	INVENTORIES

Inventory consisted of the following at December 31:

	2010	2009

Raw materials and parts	$101,660	$80,150
Work-in-progress	36,615	29,695
Finished goods	78,829	58,197

	$217,104	$168,042

5.	FINANCIAL INSTRUMENTS

On January 1, 2009, the Company adopted authoritative guidance which requires enhanced disclosure of a Company’s objectives and strategies for using derivative instruments and the impact of those derivative instruments on a Company’s operations, financial position and cash flows. The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As more fully described below, the Company enters into interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2010, the interest payments associated with 31% of the Company’s debt are fixed obligations. The amount of the Company’s fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. For additional disclosures on the fair value of financial instruments, also see Note 6 to the consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Cash Flow Hedges

The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which changes the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. During 2010, the Company settled $100 million of its original $200 million arrangement, resulting in expense of $0.6 million being reclassified from other comprehensive income to interest expense. An additional interest rate swap agreement that changed the floating rate LIBOR-based interest payments associated with $40 million outstanding under the Company’s credit facility to a fixed obligation of 2.70% expired in October 2010. During 2009, $110 million of the original $150 million agreement was terminated and settled. This coincided with the repayment on the Company’s credit facility of the same amount, the interest payments of which were hedged under the agreement. As a result of this transaction, a charge of $2.4 million was reclassified from other comprehensive income to interest expense.

The Company entered into a foreign currency forward contract (with a notional amount of $25.3 million), designated as a cash flow hedge, to hedge certain forecasted intercompany sales denominated in U.S. dollars with its foreign businesses. The Company recorded the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassified these amounts into earnings in the period in which the transaction affected earnings. The foreign currency forward contract expired in December 2010.

Through December 31, 2010, no hedge ineffectiveness has occurred in relation to these cash flow hedges.

The fair value of these derivative instruments as of December 31, 2010 and 2009 are as follows:

	Balance Sheet	Fair Value	Fair Value
	Location	December 31, 2010	December 31, 2009

Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate forward-starting swap agreement	Other non-current (liabilities)/assets	$(5,842)	$3,419
Interest rate swap agreement	Current liabilities	—	$(733)
Foreign currency forward contract	Current assets	—	$1,566

The effects of these derivative instruments on the consolidated statements of operations before taxes for the years ended December 31, 2010 and December 31, 2009 are as follows:

	Location of	December 31, 2010		December 31, 2009
	Derivative		Gain/(Loss)		Gain/(Loss)
	Gain/(Loss)	Derivative	Reclassified from	Derivative	Reclassified from
	Recognized in	Gain/(Loss)	AOCI into Earnings	Gain/(Loss)	AOCI into Earnings
	Earnings	Recognized in OCI	(Effective Portion)	Recognized in OCI	(Effective Portion)

Derivatives designated as hedging instruments:
Cash flow hedges:
Interest rate swaps	Interest expense	$(8,528)	$(1,824)	$6,940	$(5,363)
Foreign currency forward contract	Net sales	$(1,566)	$1,263	$1,566	$1,706

A net after tax derivative loss of $1.8 million based upon interest rates at December 31, 2010 is expected to be recognized in earnings in the next twelve months.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Fair Value Hedges and Other Derivatives

The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments” and are categorized as “other derivatives” in the table below. Gains or losses on these instruments are reported in current earnings. At December 31, 2010 and 2009, these contracts had a notional value of $99.3 million and $128.7 million, respectively.

The Company entered into a $30 million interest rate swap agreement, designated as a fair value hedge, in connection with its 4.85% $75 million seven-year Senior Notes. Under the swap the Company received a fixed rate of 4.85% (i.e. the same rate as the 4.85% Senior Notes) and paid interest at a rate of LIBOR plus 0.22%. The Company recorded the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item in earnings under interest expense. The interest rate swap agreement expired in November 2010.

The fair value of these derivative instruments as of December 31, 2010 and December 31, 2009 are as follows:

		Fair Value	Fair Value
	Balance Sheet	December 31,	December 31,
	Location	2010	2009

Derivatives not designated as hedging instruments:
Other derivatives:
Foreign currency forward contracts — liabilities	Accrued and other liabilities	$(305)	$(344)
Foreign currency forward contracts — assets	Other current assets	$1,763	$453
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swap agreement	Other current assets	—	$846

The fair value of these derivative instruments and their effects on the consolidated statement of operations before taxes for the years ended December 31, 2010 and December 31, 2009 are as follows:

		Derivative	Derivative
	Location of	Gain/(Loss)	Gain/(Loss)
	Derivative	Recognized in	Recognized in
	Gain/(Loss)	Earnings for the	Earnings for the
	Recognized in	Year Ended	Year Ended
	Earnings	December 31, 2010	December 31, 2009

Derivatives not designated as hedging instruments:
Other derivatives:
Foreign currency forward contracts — liabilities	Other charges (income), net	$(37)	$281
Foreign currency forward contracts — assets
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swap agreement	Interest Expense	$846	$681

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

At December 31, 2010 and 2009, the Company had derivative assets totaling $1.8 million and $6.3 million, respectively, and derivative liabilities totaling $6.1 million and $1.1 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2010 and December 31, 2009.

At December 31, 2010 and 2009, the Company had $243.5 million and $11.1 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.

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

Level 3: Unobservable inputs

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009:

	December 31, 2010				December 31, 2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$243,514	$230,000	$13,514	$—	$11,080	$—	$11,080	$—
Foreign currency forward contracts	1,763	—	1,763	—	2,019	—	2,019	—
Interest rate swap agreements	—	—	—		4,265	—	4,265

Total	$245,277	$230,000	$15,277	$—	$17,364	$—	$17,364	$—

Liabilities:
Interest rate swap agreements	$5,842	$—	$5,842	$—	$733	$—	$733	$—
Foreign currency forward contracts	305	—	305	—	344	—	344	—

Total	$6,147	$—	$6,147	$—	$1,077	$—	$1,077	$—

7.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following at December 31:

	2010	2009

Land	$53,642	$50,666
Building and leasehold improvements	186,974	177,615
Machinery and equipment	312,501	287,247
Computer software	129,697	89,523

	682,814	605,051
Less accumulated depreciation and amortization	(318,342)	(288,717)

	$364,472	$316,334

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2010	2009

Balance at beginning of year	$440,950	$424,426
Goodwill acquired	7,778	10,339
Goodwill disposed	(12,952)	—
Foreign currency translation	(1,077)	6,185

Balance at year end	$434,699	$440,950

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2010, there had been no impairment of these assets.

The components of other intangible assets as of December 31 are as follows:

	2010		2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$80,674	$(15,968)	$80,357	$(15,622)
Proven technology and patents	36,262	(22,298)	38,242	(23,011)
Tradename (finite life)	2,420	(760)	1,993	(909)
Tradename (indefinite life)	23,634	—	23,634	—
Other	510	(102)	600	—

	$143,500	$(39,128)	$144,826	$(39,542)

The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $5.7 million for 2011, $5.4 million for 2012, $3.9 million for 2013, $3.8 million for 2014 and $3.2 million for 2015. The non-indefinite-lived intangible assets are amortized on a straight-line basis over periods ranging from 5 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The weighted average amortization period of the non-indefinite-lived intangible assets acquired during 2010 is 21 years. Further, the weighted average amortization periods of the customer relationships, proven technology and patents and tradenames acquired during 2010 are 30 years, 12 years and 7 years, respectively.

The Company recognized amortization expense associated with the above intangible assets of $6.2 million for the year ended December 31, 2010 and $4.8 million and $4.7 million for the years ended December 31, 2009 and 2008, respectively, of which $3.7 million, net of tax for the year ended December 31, 2010 and $2.7 million, net of tax, for the years ended December 31, 2009 and 2008, pertained to purchased intangibles.

In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $8.6 million, $7.0 million and $5.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

9.	WARRANTY

The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Balance at beginning of year	$15,856	$12,822
Accruals for warranties	16,001	19,576
Payments/utilizations	(16,019)	(16,821)
Foreign currency translation	(158)	279

Balance at year end	$15,680	$15,856

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

10.	DEBT

Debt consisted of the following at December 31:

	2010	2009

$100 million Senior Notes, interest at 6.30%, due June 25, 2015	$100,000	$100,000
$950 million Credit Agreement, interest at LIBOR plus 0.70%	556,481	91,066
Other local arrangements	24,722	26,661
$75 million Senior Notes, interest at 4.85%, due November 15, 2010	—	75,846
Less: unamortized discount	—	(15)

	—	75,831

	681,203	293,558
Less: current portion	(10,902)	(89,968)

Long-term debt	$670,301	$203,590

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

The 6.30% Senior Notes mature on June 25, 2015. Interest is payable semi-annually in June and December. The Company may at any time prepay the 6.30% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control of the Company (as defined in the Agreement), the Company may be required to offer to prepay the 6.30% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2010.

Under the terms of the offering, the Company may sell additional Senior Notes at its discretion in an aggregate amount not to exceed $600 million. Such additional Senior Notes would rank equally with the Company’s unsecured indebtedness.

Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.

Tender Offer & Repayment of 4.85% Senior Notes

In November 2003, the Company issued $150 million of 4.85% unsecured Senior notes due November 15, 2010 (“4.85% Senior Notes”). Discount and issuance costs approximated $1.2 million and were amortized to interest expense over the seven-year term of the 4.85% Senior Notes.

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

At maturity, on November 15, 2010, the Company repaid the remaining $75 million outstanding principal balance of its 4.85% Senior Notes. The repayment was funded from additional borrowings under the Company’s credit facility.

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

Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s senior unsecured credit ratings, which was, as of December 31, 2010, set at LIBOR plus 0.70% (based on ratings of “BBB” by Standard & Poor’s and “Baa2” by Moody’s). The Company must also pay facility fees that are tied to its credit ratings. The Credit Agreement contains covenants, with which the Company was in compliance as of December 31, 2010, including maintaining a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.25 to 1.0. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, including upon a change of control. The Company capitalized $3.3 million in financing fees during 2008 associated with the Credit Agreement which are amortized to interest expense through 2013. As of December 31, 2010, approximately $387.9 million was available under the facility.

Other Local Arrangements

During 2006, a wholly owned subsidiary of the Company issued and sold $10 million of redeemable equity instruments to one of the Company’s non-U.S. sponsored defined benefit plans. These instruments will be redeemable no earlier than July 2012 and, as such, are classified as long-term debt on the Company’s consolidated balance sheet.

The Company’s weighted average interest rate for the years ended December 31, 2010 and 2009 was approximately 5% in both years. The carrying value of the Company’s debt obligations approximates fair value.

11.	SHAREHOLDERS’ EQUITY

Common Stock

The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2010, 4,069,742 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.

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

Restricted Stock Units

In 2010 and 2009, the Company granted 43,485 and 57,194 restricted stock units, respectively, to certain employees and directors. The weighted average grant-date fair value of the restricted stock units granted in 2010 and 2009 was $132.94 and $90.41 per unit, respectively, and the restricted units vest ratably primarily over a five-year period. The total fair value of the restricted stock units on the date of grant of $5.8 million for 2010 and $5.2 million for 2009 will be recorded as compensation expense ratably over the vesting period. Approximately $4.2 million and $3.4 million of compensation expense was recognized during the years ended December 31, 2010 and 2009, respectively.

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

Share Repurchase Program

The Company has a $2.25 billion share repurchase program that was increased in November 2010, whereby the Board of Directors authorized the Company to repurchase an additional $750 million of common shares. The Company expects that the new authorization will be utilized over the next several years. As of December 31, 2010, there were $920.6 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 17.2 million shares since the inception of the program through December 31, 2010.

The Company’s share repurchase program was suspended in October 2008 and restarted in December 2009. During the years ended December 31, 2010 and 2009, the Company spent $240.0 million and $6.0 million on the repurchase of 1,955,634 shares and 58,800 shares at an average price per share of $122.70 and $101.82, respectively. The Company reissued 527,276 shares and 308,154 shares held in treasury for the exercise of stock options and restricted stock units during 2010 and 2009, respectively.

The Company also reissued 2,549 shares and 6,467 shares held in treasury during 2010 and 2009, respectively, pursuant to its 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual performance-based compensation in shares of the Company’s stock.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2010	2009	2008

Currency translation adjustment, net of tax	$59,102	$27,455	$11,620
Net unrealized (loss) gain on cash flow hedging arrangements, net of tax	(3,602)	2,808	(2,593)
Pension and post-retirement benefit related items	(72,510)	(73,234)	(63,411)
Deferred taxes on pension and post-retirement benefit related items	25,211	26,762	22,523

Total accumulated other comprehensive income (loss)	$8,201	$(16,209)	$(31,861)

12.	EQUITY INCENTIVE PLAN

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

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2009 through December 31, 2010:

	Number of	Weighted Average	Aggregate Intrinsic
	Options	Exercise Price	Value (in millions)

Outstanding at December 31, 2009	2,943,353	$64.05	$122.2
Granted	215,955	133.00
Exercised	(473,442)	43.20
Forfeited	(12,300)	81.02

Outstanding at December 31, 2010	2,673,566	$73.24	$208.5

Options exercisable at December 31, 2010	1,668,223	$56.66	$157.7

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2010 by range of exercise prices:

		Remaining Contractual
Number of Options	Weighted Average	Life of Options	Options
Outstanding	Exercise Price	Outstanding	Exercisable

376,978	$36.04	2.6	376,978
732,580	$49.21	4.0	732,580
647,600	$71.11	7.1	372,840
700,453	$101.92	7.6	185,825
215,955	$133.00	9.8	—

2,673,566		6.0	1,668,223

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2010, 2009 and 2008 was approximately $37.84, $27.82 and $24.42, respectively.

Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2010	2009	2008

Risk-free interest rate	1.17%	2.33%	2.77%
Expected life in years	5	5	5
Expected volatility	30%	30%	25%
Expected dividend yield	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $39.3 million, $10.9 million and $8.0 million, respectively.

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was approximately $6.9 million, $6.5 million and $6.0 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit activity from December 31, 2009 through December 31, 2010:

	Number of Restricted	Aggregate Intrinsic
	Stock Units	Value (in millions)

Outstanding at December 31, 2009	169,587	$17.8
Granted	43,485
Vested	(53,834)
Forfeited	(5,960)

Outstanding at December 31, 2010	153,278	$23.2

The total fair value of restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 was approximately $4.1 million, $3.2 million and $2.3 million, respectively.

At December 31, 2010, a total of 1,242,898 shares of common stock were available for grant in the form of stock options or restricted stock units.

As of December 31, 2010, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $38.4 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

13.	BENEFIT PLANS

Mettler-Toledo maintains a number of retirement and other post-retirement employee benefit plans.

Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $10.5 million, $11.6 million and $12.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following table sets forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2010 and 2009:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$119,930	$111,368	$600,063	$560,870	$14,509	$18,903
Service cost, gross	264	183	22,719	25,339	295	381
Interest cost	6,439	6,782	22,438	21,610	757	1,120
Actuarial losses (gains)	4,661	7,431	4,815	9,729	5	(4,530)
Plan amendments and other	—	—	(123)	(3,976)	—	—
Benefits paid	(5,954)	(5,834)	(25,431)	(28,214)	(958)	(1,365)
Impact of foreign currency	—	—	36,548	14,705	—	—

Benefit obligation at end of year	$125,340	$119,930	$661,029	$600,063	$14,608	$14,509

Change in plan assets:
Fair value of plan assets at beginning of year	$86,801	$85,927	$580,273	$532,682	$—	$—
Actual return on plan assets	11,135	663	29,400	29,929	—	—
Employer contributions	5,058	6,045	18,944	23,515	1,135	1,365
Plan participants’ contributions	—	—	9,903	8,791	103	101
Benefits paid	(5,954)	(5,834)	(25,431)	(28,214)	(1,238)	(1,466)
Impact of foreign currency and other	—	—	54,035	13,570	—	—

Fair value of plan assets at end of year	$97,040	$86,801	$667,124	$580,273	$—	$—

Funded status	$(28,300)	$(33,129)	$6,095	$(19,790)	$(14,608)	$(14,509)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2010	2009	2010	2009	2010	2009

Other non-current assets	$—	$—	$107,173	$86,365	$—	$—
Pension and other post-retirement liabilities	(28,300)	(33,129)	(101,078)	(106,155)	(14,608)	(14,509)
Accumulated other comprehensive loss (income)	63,958	68,822	17,366	14,638	(8,814)	(10,226)

Net amount recognized	$35,658	$35,693	$23,461	$(5,152)	$(23,422)	$(24,735)

The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued and other liabilities and other non-current liabilities, respectively. The long-term portion of the accrued pension liabilities and other post-retirement liabilities at December 31, 2010 and 2009 was

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

$28.2 million and $33.0 million, respectively, for the U.S. defined benefit pension plan, $96.6 million and $101.4 million, respectively, for the non-U.S. plans and $13.2 million and $13.0 million, respectively, for the U.S. post-retirement plan. The current portion of the accrued pension and other post-retirement liabilities at both December 31, 2010 and 2009 was $0.1 million for the U.S. defined benefit pension plan, $4.5 million and $4.8 million, respectively, for the non-U.S. plans and $1.4 million and $1.5 million, respectively, for the U.S. post-retirement plan.

The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2010 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension	Non-U.S. Pension
	Benefits	Benefits	Other Benefits

Prior service cost, net	$—	$(10,032)	$—
Actuarial losses (gains)	63,958	27,398	(8,814)

Total	$63,958	$17,366	$(8,814)

The accumulated benefit obligations at December 31, 2010 and 2009 were $125.3 million and $119.9 million, respectively, for the U.S. defined benefit pension plan and $634.8 million and $562.9 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of assets of these plans as of December 31, 2010 were $139.5 million, $126.8 million and $38.4 million, respectively.

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008

Discount rate	5.25%	5.50%	6.25%	3.60%	3.90%	3.95%
Compensation increase rate	n/a	n/a	n/a	2.20%	2.20%	2.25%

The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008

Discount rate	5.50%	6.25%	6.25%	3.90%	3.95%	3.90%
Compensation increase rate	n/a	n/a	n/a	2.20%	2.25%	2.35%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%	5.20%	5.15%	5.15%

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost (credit) for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2010	2009	2008	2010	2009	2008

Service cost, net	$264	$183	$730	$12,819	$16,552	$17,461
Interest cost on projected benefit obligations	6,439	6,782	6,535	22,438	21,610	23,822
Expected return on plan assets	(6,906)	(6,842)	(8,931)	(29,354)	(26,440)	(32,119)
Recognition of actuarial losses/(gains)	5,297	4,659	791	(198)	(324)	429
Recognition of settlement/curtailment losses (gains)	—	—	—	59	(550)	—

Net periodic pension cost/(credit)	$5,094	$4,782	$(875)	$5,764	$10,848	$9,593

Net periodic post-retirement benefit (credit)/cost for the U.S. post-retirement plan includes the following components for the years ended December 31:

	2010	2009	2008

Service cost	$295	$381	$445
Interest cost on projected benefit obligations	757	1,120	1,326
Net amortization and deferral	(1,406)	(1,286)	(957)

Net periodic post-retirement benefit (credit)/cost	$(354)	$215	$814

The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2011 are as follows:

	U.S. Pension	Non-U.S.
	Benefits	Pension Benefits	Other Benefits

Prior service cost, net	$—	$(1,403)	$—
Actuarial losses (gains)	5,103	1,095	(692)

Total	$5,103	$(308)	$(692)

The projected post-retirement benefit obligation was principally determined using discount rates of 5.25% in 2010, 5.50% in 2009 and 6.25% in 2008. Net periodic post-retirement benefit cost was principally determined using discount rates of 5.50% in 2010 and 6.25% in both 2009 and 2008 and health care cost trend rates ranging from 7.5% to 9.0% in 2010, 7.5% to 10.0% in 2009 and 7.5% to 11.0% in 2008, decreasing to 5.0% in 2015.

The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in health care cost trend rates would have the following effects:

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost components	$1,088	$(977)
Effect on post-retirement benefit obligation	$82	$(73)

The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 30-50%% equity securities, 15-35% fixed income securities and 25-45% other types of investments. International plan assets relate primarily to the Company’s Swiss plan with target allocations of 25-45% in equities, 35-55% in fixed income securities and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.

The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP are generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.

The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2010				December 31, 2009
	Quoted				Quoted
	Prices in				Prices in
	Active	Observable			Active	Observable
	Markets for	Inputs for			Markets for	Inputs for
	Identical	Identical	Unobservable		Identical	Identical	Unobservable
	Assets	Assets	Inputs		Assets	Assets	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total	(Level 1)	(Level 2)	(Level 3)	Total

Asset Category:
Cash and Cash Equivalents	$106,166	$—	$—	$106,166	$150,990	$—	$—	$150,990
Equity Securities:
Mettler-Toledo Stock	3,827	—	—	3,827	5,549	—	—	5,549
Equity Mutual Funds:
U.S.(1)	30,820	19,786	—	50,606	27,653	13,855	—	41,508
International(2)	44,648	44,879	—	89,527	35,838	31,204	—	67,042
Emerging Markets(3)	31,253	5,995	—	37,248	17,623	2,000	—	19,623
Fixed Income Securities:
Corporate/Government Bonds(4)	59,318	—	—	59,318	86,127	—	—	86,127
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	14,412	1,556	15,968	—	14,615	2,114	16,729
Core Bond(6)	175,754	31,069	—	206,823	153,891	50,336	—	204,227
Real Asset Mutual Funds:
Real Estate(7)	30,190	27,001	—	57,191	5,685	28,322	—	34,007
Commodities(8)	—	12,882	20,836	33,718	—	—	—	—
Other Types of Investments:
Global Allocation Funds(9)	24,420	8,709	—	33,129	—	—	—	—
Multi-Strategy Fund of Hedge Funds(10)	—	—	56,398	56,398	—	—	23,064	23,064
Equity Long/Short Fund of Hedge Funds(11)	—	—	—	—	—	—	5,299	5,299
Convertible Preferred Equity Certificates(12)	—	—	14,245	14,245	—	—	12,909	12,909

	$506,396	$164,733	$93,035	$764,164	$483,356	$140,332	$43,386	$667,074

(1)	Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.

(2)	Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom and Canada.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

(3)	Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America and Asia.

(4)	Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.

(5)	Represents fixed and variable rate annuity contracts provided by insurance companies.

(6)	Represents fixed income mutual funds invested in the U.S., the United Kingdom, Switzerland and European government bonds, high-grade corporate bonds, mortgage-backed securities and collateralized mortgage obligations.

(7)	Represents mutual funds invested in real estate located primarily in Switzerland.

(8)	Represents commodity funds invested across a broad range of sectors.

(9)	Represents mutual funds invested globally in both equities and fixed income securities.

(10)	Represents primarily equity investments to profit from long and short equity positions, economic and government driven events and relative value and tactical trading strategies.

(11)	Represents investments to profit from long and short positions in global equities.

(12)	Represents preferred equity certificates of a wholly-owned subsidiary.

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

The following table presents a rollforward of activity for the years ended December 31, 2010 and 2009 for level 3 asset categories:

	Multi-
	Strategy	Equity			Convertible
	Fund of	Long/Short			Preferred
	Hedge	Fund of		Insurance	Equity
	Funds	Hedge Funds	Commodities	Contract	Certificates	Total

Balance at December 31, 2008	$23,105	$5,208	$—	$1,674	$12,783	$42,770
Actual return on plan assets:
Related to assets held at end of year	(1,013)	—	—	18	—	(995)
Related to assets sold during the year	(552)	—	—	3	—	(549)
Purchases and (sales)	1,319	—	—	378	—	1,697
Impact of foreign currency	205	91	—	41	126	463

Balance at December 31, 2009	$23,064	$5,299	$—	$2,114	$12,909	$43,386
Actual return on plan assets:
Related to assets held at end of year	(3,675)	—	(720)	(86)	—	(4,481)
Related to assets sold during the year	308	(206)	—	1	—	103
Purchases and (sales)	34,239	(5,450)	20,874	(314)	—	49,349
Impact of foreign currency	2,462	357	682	(159)	1,336	4,678

Balance at December 31, 2010	$56,398	$—	$20,836	$1,556	$14,245	$93,035

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension	Non-U.S. Pension	Other Benefits Net of
	Benefits	Benefits	Subsidy

2011	$6,115	$36,320	$1,232
2012	6,311	38,097	1,212
2013	6,631	38,318	1,178
2014	6,904	39,048	1,198
2015	7,118	39,648	1,177
2016 - 2020	39,635	211,275	5,641

The Company made voluntary incremental pension contributions of $5.0 million and $11.5 million in 2010 and 2009, respectively, to increase the funded status of its pension plans. The Company does not expect to receive any refunds from its benefit plans during 2011.

In 2011, the Company expects to make employer pension contributions of approximately $19.1 million to its non-U.S. pension plans and employer contributions of approximately $1.4 million to its U.S. post-retirement medical plan.

14.	TAXES

The sources of the Company’s earnings before taxes were as follows for the years ending December 31:

	2010	2009	2008

United States	$41,470	$33,263	$48,711
Non-United States	266,043	191,499	217,358

Earnings before taxes	$307,513	$224,762	$266,069

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The provisions for taxes consist of:

	Current	Deferred	Total

Year ended December 31, 2010:
United States federal	$—	$15,760	$15,760
State and local	1,402	713	2,115
Non-United States	69,905	(12,415)	57,490

Total	$71,307	$4,058	$75,365

Year ended December 31, 2009:
United States federal	$(468)	$2,344	$1,876
State and local	1,331	1,437	2,768
Non-United States	47,540	(15)	47,525

Total	$48,403	$3,766	$52,169

Year ended December 31, 2008:
United States federal	$3,443	$7,740	$11,183
State and local	995	1,971	2,966
Non-United States	54,716	(5,574)	49,142

Total	$59,154	$4,137	$63,291

The provisions for tax expense for the years ending December 31, 2010, 2009 and 2008 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2010	2009	2008

Expected tax	$107,630	$78,667	$93,124
United States state and local income taxes, net of federal income tax benefit	2,115	2,768	2,966
Change in valuation allowance	(3,229)	(598)	(3,032)
Other non-United States income taxes at other than a 35% rate	(26,639)	(19,499)	(23,357)
Resolution of prior year tax matters	(5,757)	(9,681)	(4,738)
Foreign jurisdiction tax law change	—	—	(2,487)
Other, net	1,245	512	815

Total provision for taxes	$75,365	$52,169	$63,291

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2010	2009

Deferred tax assets:
Inventory	$19,460	$16,238
Accrued and other liabilities	54,245	41,908
Accrued post-retirement benefit and pension costs	45,998	47,597
Net operating loss and tax credit carryforwards	55,956	75,134
Other	9,554	8,622

Total deferred tax assets	185,213	189,499
Less valuation allowance	(44,669)	(59,586)

Total deferred tax assets less valuation allowance	140,544	129,913

Deferred tax liabilities:
Inventory	4,346	3,335
Property, plant and equipment	37,669	40,974
Rainin intangibles amortization	42,640	36,918
Prepaid post-retirement benefit and pension costs	36,343	32,582
Other	13,290	12,412
International earnings	7,940	4,873

Total deferred tax liabilities	142,228	131,094

Net deferred tax (liability) asset	$(1,684)	$(1,181)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2010	2009

Unrecognized tax benefits at beginning of year	$23,110	$27,870
Increases related to prior year tax positions	—	1,384
Decreases related to prior year tax positions	(1,271)	(212)
Increases related to current tax positions	3,241	2,590
Foreign currency translation (decreases) increases to prior year tax positions	(103)	280
Decreases relating to taxing authority settlements	(5,558)	(8,676)
Decreases resulting from a lapse of the applicable statute of limitations	(12)	(126)

Unrecognized tax benefits at end of year	$19,407	$23,110

Included in the unrecognized tax benefits balance at December 31, 2010 and 2009 were $13.7 million and $16.6 million, respectively, of unrecognized tax benefits that if recognized would reduce the Company’s tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2010 and 2009 was $1.9 million and $2.6 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

The Company believes that it is reasonably possible that the unrecognized tax benefit balance could change over the next twelve months, primarily related to potential disputes raised by the taxing authorities over income and expense recognition. An estimate of the range of these increases cannot currently be made. However, the Company does not expect a change would have a material impact on its financial position, results of operations or cash flows.

The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $14.9 million decrease and $33.8 million increase in the total valuation allowance during 2010 and 2009, respectively, are primarily attributable to changes in the foreign tax credit carryforward and foreign currency differences recorded through other comprehensive income. $0.9 million of the Company’s total valuation allowance will be credited to shareholders’ equity if and when realized.

At December 31, 2010, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.

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

As of December 31, 2010, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2007, the United States after 2006, France after 2005, Switzerland after 2008, the United Kingdom after 2008 and China after 2009. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

15.	RESTRUCTURING CHARGES

During the fourth quarter of 2008, the Company initiated a global cost reduction program which has substantially been completed. Charges under the program primarily comprise severance costs. Through December 31, 2010, total charges recognized were $42.7 million, of which $4.9 million, $31.4 million and $6.4 million was recognized during 2010, 2009 and 2008, respectively. Cash paid for severance during the years ended December 31, 2010, 2009 and 2008 totaled $11.1 million, $22.2 million and $0.7 million, respectively. Under the program, the Company’s workforce (including employees and temporary personnel) was reduced by approximately 1,000.

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the years ended December 31, 2010 and 2009 is as follows:

	Employee	Lease
	Related	Termination	Other	Total

Balance at December 31, 2008	$5,991	$—	$—	$5,991
Restructuring charges	26,922	3,052	1,394	31,368
Cash payments	(18,425)	(2,383)	(1,379)	(22,187)
Impact of foreign currency	(366)	—	—	(366)

Balance at December 31, 2009	$14,122	$669	$15	$14,806
Restructuring charges	3,508	23	1,335	4,866
Cash payments	(9,252)	(661)	(1,154)	(11,067)
Impact of foreign currency	(657)	(27)	(65)	(749)

Balance at December 31, 2010	$7,721	$4	$131	$7,856

16.	OTHER CHARGES (INCOME), NET

Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net for the year ending December 31, 2010 also includes a $4.4 million ($3.8 million after-tax) charge associated with the sale of the Company’s retail software business for in-store item and inventory management solutions. This amount was partially offset by a benefit from unrealized contingent consideration from a previous acquisition totaling $1.2 million ($1.2 million after-tax).

17.	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2010:

2011	$29,709
2012	22,115
2013	16,206
2014	12,014
2015	9,507
Thereafter	9,339

Total	$98,890

Rent expense for operating leases amounted to $34.1 million, $34.7 million and $36.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2010	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$628,699	$60,847	$689,546	$123,384	$5,828	$912,758	$(9,204)	$306,138
Swiss Operations	113,488	341,837	455,325	97,666	9,222	879,923	(13,212)	20,579
Western European Operations	600,933	91,322	692,255	85,120	4,649	903,964	(3,509)	93,236
Chinese Operations	298,637	105,906	404,543	92,969	5,138	353,285	(13,605)	678
Other(a)	326,421	4,338	330,759	32,795	1,854	199,100	(2,024)	14,068
Eliminations and Corporate(b)	—	(604,250)	(604,250)	(80,492)	2,995	(965,967)	(32,389)	—

Total	$1,968,178	$—	$1,968,178	$351,442	$29,686	$2,283,063	$(73,943)	$434,699

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2009	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$548,677	$48,495	$597,172	$107,719	$6,203	$805,466	$(5,143)	$319,303
Swiss Operations	107,472	288,797	396,269	81,476	9,706	685,006	(5,453)	18,649
Western European Operations	574,109	76,141	650,250	72,201	5,333	928,141	(2,004)	89,494
Chinese Operations	232,643	70,971	303,614	69,617	4,493	214,083	(3,360)	649
Other(a)	265,952	3,974	269,926	23,522	2,245	164,638	(1,268)	12,855
Eliminations and Corporate(b)	—	(488,378)	(488,378)	(60,060)	1,654	(1,078,547)	(42,813)	—

Total	$1,728,853	$—	$1,728,853	$294,475	$29,634	$1,718,787	$(60,041)	$440,950

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to					Purchase of
For the Year Ended	External	Other	Total Net	Segment			Property, Plant
December 31, 2008	Customers	Segments	Sales	Profit	Depreciation	Total Assets	and Equipment	Goodwill

U.S. Operations	$622,692	$59,590	$682,282	$113,578	$6,505	$943,063	$(7,724)	$309,079
Swiss Operations	126,476	315,578	442,054	86,279	9,055	626,539	(8,477)	18,330
Western European Operations	679,083	83,634	762,717	70,724	5,840	907,217	(6,640)	84,118
Chinese Operations	228,890	88,150	317,040	58,779	4,077	192,206	(4,524)	647
Other(a)	316,203	5,277	321,480	28,691	2,560	176,399	(5,885)	12,252
Eliminations and Corporate(b)	—	(552,229)	(552,229)	(47,058)	950	(1,181,368)	(27,758)	—

Total	$1,973,344	$—	$1,973,344	$310,993	$28,987	$1,664,056	$(61,008)	$424,426

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit follows:

	2010	2009	2008

Earnings before taxes	$307,513	$224,762	$266,069
Amortization	14,842	11,844	10,553
Interest expense	20,057	25,117	25,390
Restructuring charges	4,866	31,368	6,413
Other charges (income), net	4,164	1,384	2,568

Segment profit	$351,442	$294,475	$310,993

During 2010 restructuring charges of $4.9 million were recognized, of which $1.0 million, $2.1 million, $0.3 million and $1.5 million relate to the Company’s U.S., Western European, Chinese and Other operations, respectively. The cumulative amount of restructuring charges recognized under the program totaled $42.7 million as of December 31, 2010, of which $9.3 million, $2.5 million, $23.1 million, $1.1 million, $6.0 million and $0.7 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.

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

A breakdown of the Company’s sales by category for the years ended December 31 follows:

	2010	2009	2008

Weighing-related instruments	$901,285	$766,636	$965,454
Non-weighing instruments	622,798	538,077	567,369
Service	444,095	424,140	440,521

Total net sales	$1,968,178	$1,728,853	$1,973,344

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the years ended December 31 follows:

				Property, Plant and
	Net Sales			Equipment, Net
	2010	2009	2008	2010	2009

United States	$574,625	$504,597	$568,301	$61,943	$55,062
Other Americas	130,851	105,210	123,643	2,919	3,179

Total Americas	705,476	609,807	691,944	64,862	58,241
Germany	170,468	166,480	192,164	27,274	30,481
France	124,330	123,035	142,353	4,620	5,279
United Kingdom	59,347	44,983	58,655	6,437	5,965
Switzerland	57,047	62,179	71,852	205,806	166,974
Other Europe	317,044	302,024	385,177	6,685	7,814

Total Europe	728,236	698,701	850,201	250,822	216,513
China	291,115	228,433	221,900	43,697	37,200
Rest of World	243,351	191,912	209,299	5,091	4,380

Total Asia/Rest of World	534,466	420,345	431,199	48,788	41,580

Total	$1,968,178	$1,728,853	$1,973,344	$364,472	$316,334

METTLER-TOLEDO INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share data, unless otherwise stated)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly financial data for the years ended December 31, 2010 and 2009 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010
Net sales	$416,651	$468,549	$490,213	$592,765
Gross profit	217,926	246,625	256,055	316,590
Net earnings	$37,868	$51,347	$62,081	$80,852
Basic earnings per common share:
Net earnings	$1.12	$1.53	$1.87	$2.48
Weighted average number of common shares	33,757,175	33,536,105	33,171,017	32,657,555
Diluted earnings per common share:
Net earnings	$1.10	$1.49	$1.82	$2.41
Weighted average number of common and common equivalent shares	34,533,067	34,395,487	34,027,191	33,604,641
Market price per share:
High	$110.31	$126.70	$124.44	$157.55
Low	$94.10	$107.42	$108.42	$123.28
2009
Net sales	$374,079	$407,442	$435,650	$511,682
Gross profit	187,922	206,234	225,193	269,988
Net earnings	$33,879	$27,731	$41,545	$69,438
Basic earnings per common share:
Net earnings	$1.01	$0.82	$1.23	$2.05
Weighted average number of common shares	33,631,219	33,690,179	33,728,931	33,815,082
Diluted earnings per common share:
Net earnings	$1.00	$0.81	$1.21	$2.01
Weighted average number of common and common equivalent shares	33,996,251	34,192,595	34,413,656	34,560,581
Market price per share:
High	$70.35	$78.25	$92.92	$106.24
Low	$45.72	$51.64	$75.33	$89.20

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at the	(1)	(2)
	Beginning of	Charged to	Charged to		Balance at End
Description	Period	Costs and Expenses	Other Accounts	-Deductions-	of Period

			Note (A)	Note (B)

Accounts receivable — allowance for doubtful accounts:
Year ended December 31, 2010	$12,399	$1,031	$(50)	$1,844	$11,536
Year ended December 31, 2009	$11,965	$2,135	$246	$1,947	$12,399
Year ended December 31, 2008	$8,804	$4,054	$(364)	$529	$11,965
Deferred tax valuation allowance:
Year ended December 31, 2010	$59,586	$—	$5,342	$20,259	$44,669
Year ended December 31, 2009	$25,801	$—	$37,546	$3,761	$59,586
Year ended December 31, 2008	$23,822	$—	$7,215	$5,236	$25,801

Note (A)

For accounts receivable, amounts comprise currency translation adjustments.

For deferred tax valuation allowance in 2010 and 2009, amounts relate primarily to increases in foreign tax credit carryforwards and foreign currency differences recorded through other comprehensive income.

For deferred tax valuation allowance in 2008, amount relates primarily to increases in research and development tax credits and foreign tax credit carryforwards.

Note (B)

For accounts receivable, amounts represent excess of uncollectible balances written off over recoveries of accounts previously written off.

For deferred tax valuation allowance, reductions relate to tax credit and tax loss carryforwards.

S-1