Form 10-Q
period 2011-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2011-05-05
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
Commission File Number: 1-13595
Mettler-Toledo International Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3668641

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
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
Yes   X    No ___
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer.   X   Accelerated filer __Non-accelerated filer __ (Do not check if a smaller reporting company) Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___  No   X
The Registrant had 32,143,475 shares of Common Stock outstanding at March 31, 2011.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Unaudited Interim Consolidated Financial Statements:

	Interim Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	3

	Interim Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4

	Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2011 and twelve months ended December 31, 2010	5

	Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	6

	Notes to the Interim Consolidated Financial Statements at March 31, 2011	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURE
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2011 and 2010
(In thousands, except share data)
(unaudited)

	March 31,	March 31,
	2011	2010
Net sales
Products	$387,074	$313,404
Service	111,692	103,247

Total net sales	498,766	416,651
Cost of sales
Products	167,713	134,331
Service	69,546	64,394

Gross profit	261,507	217,926
Research and development	26,351	22,465
Selling, general and administrative	161,378	135,014
Amortization	3,622	3,381
Interest expense	5,711	5,254
Restructuring charges	498	384
Other charges (income), net	669	254

Earnings before taxes	63,278	51,174
Provision for taxes	16,451	13,306

Net earnings	$46,827	$37,868

Basic earnings per common share:
Net earnings	$1.45	$1.12
Weighted average number of common shares	32,290,595	33,757,175
Diluted earnings per common share:
Net earnings	$1.41	$1.10
Weighted average number of common and common equivalent shares	33,291,632	34,533,067
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$388,102	$447,577
Trade accounts receivable, less allowances of $12,364 at March 31, 2011 and $11,536 at December 31, 2010	365,578	368,936
Inventories	247,190	217,104
Current deferred tax assets, net	51,755	44,548
Other current assets and prepaid expenses	64,572	66,730

Total current assets	1,117,197	1,144,895
Property, plant and equipment, net	380,743	364,472
Goodwill	444,181	434,699
Other intangible assets, net	113,223	104,372
Non-current deferred tax assets, net	97,001	95,996
Other non-current assets	146,501	138,629

Total assets	$2,298,846	$2,283,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$134,257	$138,105
Accrued and other liabilities	100,532	100,793
Accrued compensation and related items	94,580	138,358
Deferred revenue and customer prepayments	103,380	86,746
Taxes payable	51,745	49,577
Current deferred tax liabilities	17,336	17,705
Short-term borrowings and current maturities of long-term debt	22,583	10,902

Total current liabilities	524,413	542,186
Long-term debt	677,833	670,301
Non-current deferred tax liabilities	126,664	124,523
Other non-current liabilities	180,959	174,469

Total liabilities	1,509,869	1,511,479

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	-	-
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 32,143,475 and 32,425,315 shares at March 31, 2011 and December 31, 2010, respectively	448	448
Additional paid-in capital	602,961	597,195
Treasury stock at cost (12,642,536 shares at March 31, 2011 and 12,360,696 shares at December 31, 2010)	(1,108,874)	(1,057,390)
Retained earnings	1,267,325	1,223,130
Accumulated other comprehensive income (loss)	27,117	8,201

Total shareholders’ equity	788,977	771,584

Total liabilities and shareholders’ equity	$2,298,846	$2,283,063

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Three months ended March 31, 2011 and twelve months ended December 31, 2010
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in		Retained	Comprehensive
	Shares	Amount	Capital	Treasury Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138
Exercise of stock options and restricted stock units	527,276	-	-	39,555	(19,100)	-	20,455
Other treasury stock issuances	2,549	-	-	183	87	-	270
Repurchases of common stock	(1,955,634)	-	-	(239,998)	-	-	(239,998)
Tax benefit resulting from exercise of certain employee stock options	-	-	10,776	-	-	-	10,776
Share-based compensation	-	-	12,385	-	-	-	12,385
Comprehensive income:
Net earnings	-	-	-	-	232,148	-	232,148
Net unrealized loss on cash flow hedging arrangements, net of tax	-	-	-	-	-	(6,410)	(6,410)
Change in currency translation adjustment, net of tax	-	-	-	-	-	31,647	31,647
Pension adjustment, net of tax	-	-	-	-	-	(827)	(827)

Total comprehensive income							256,558

Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted stock units	72,160	-	-	5,695	(2,632)	-	3,063
Repurchases of common stock	(354,000)	-	-	(57,179)	-	-	(57,179)
Tax benefit resulting from exercise of certain employee stock options	-	-	2,579	-	-	-	2,579
Share-based compensation	-	-	3,187	-	-	-	3,187
Comprehensive income:
Net earnings	-	-	-	-	46,827	-	46,827
Net unrealized gain on cash flow hedging arrangements, net of tax	-	-	-	-	-	627	627
Change in currency translation adjustment, net of tax	-	-	-	-	-	19,325	19,325
Pension adjustment, net of tax	-	-	-	-	-	(1,036)	(1,036)

Total comprehensive income (a)							65,743

Balance at March 31, 2011	32,143,475	$448	$602,961	$(1,108,874)	$1,267,325	$27,117	$788,977

(a)	Total comprehensive income for the three months ended March 31, 2010 was $22,388.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2011 and 2010
(In thousands)
(unaudited)

	March 31,	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$46,827	$37,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,383	7,447
Amortization	3,622	3,381
Deferred tax provision	(6,593)	(1,806)
Excess tax benefits from share-based payment arrangements	(2,347)	(920)
Share-based compensation	3,187	3,015
Other	(27)	29
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	14,604	3,949
Inventories	(22,238)	(11,023)
Other current assets	425	(2,007)
Trade accounts payable	(6,457)	(2,134)
Taxes payable	923	3,142
Accruals and other	(32,785)	3,553

Net cash provided by operating activities	6,524	44,494

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	48	37
Purchase of property, plant and equipment	(17,559)	(10,461)
Acquisitions	(14,532)	(12,528)
Other investing activities	(902)	-

Net cash used in investing activities	(32,945)	(22,952)

Cash flows from financing activities:
Proceeds from borrowings	28,784	23,851
Repayments of borrowings	(11,488)	(19,199)
Proceeds from stock option exercises	3,063	3,005
Repurchases of common stock	(57,179)	(29,181)
Excess tax benefits from share-based payment arrangements	2,347	920
Other financing activities	(87)	191

Net cash used in financing activities	(34,560)	(20,413)

Effect of exchange rate changes on cash and cash equivalents	1,506	(277)

Net (decrease) increase in cash and cash equivalents	(59,475)	852

Cash and cash equivalents:
Beginning of period	447,577	85,031

End of period	$388,102	$85,883

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited
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
            The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
            The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.
            The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
            All intercompany transactions and balances have been eliminated.
            Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
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
            Inventories consisted of the following:

	March 31,	December 31,
	2011	2010

Raw materials and parts	$111,874	$101,660
Work-in-progress	43,764	36,615
Finished goods	91,552	78,829

	$247,190	$217,104

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 “Business Combinations” and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant and Equipment.”
            Other intangible assets consist of the following:

	March 31, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$86,874	$(16,614)	$80,674	$(15,968)
Proven technology and patents	38,956	(23,173)	36,262	(22,298)
Tradename (finite life)	3,993	(829)	2,420	(760)
Tradename (indefinite life)	23,634	-	23,634	-
Other	510	(128)	510	(102)

	$153,967	$(40,744)	$143,500	$(39,128)

            The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.5 million for 2011, $6.4 million for 2012, $5.0 million for 2013, $4.9 million for 2014 and $4.2 million for 2015. For the three months ended March 31, 2011 and 2010, amortization expense associated with the above intangible assets of $1.5 million and $1.6 million was recognized, respectively. For the three months ended March 31, 2011 and 2010, purchased intangible amortization, net of tax was $0.9 million in each period.
            In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $2.1 million and $1.8 million for the three months ended March 31, 2011 and 2010, respectively.
Revenue Recognition
            Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have standalone value and the performance of undelivered items is probable and within the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
Company’s control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location. The adoption of the recently issued multiple-element arrangement guidance on January 1, 2011, has not and is not expected to have a material impact on the Company’s financial statements.
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
            The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the three months ended March 31 are as follows:

	March 31,	March 31,
	2011	2010

Balance at beginning of period	$15,680	$15,856
Accruals for warranties	3,666	2,807
Foreign currency translation	445	(439)
Payments/utilizations	(3,130)	(4,468)

Balance at end of period	$16,661	$13,756

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
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
Share-Based Compensation
            The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.2 million and $3.0 million of share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.
Research and Development
            Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
3.         ACQUISITIONS
            In March 2011, the Company completed acquisitions totaling $15.4 million, of which $12.0 million related to an X-ray inspection solutions business that will be integrated into the Company’s product inspection product offering. Goodwill recorded in connection with these acquisitions totaled $4.4 million, of which $1.9 million is included in the Company’s U.S. Operations segment and $2.5 million is included in the Company’s Swiss Operations segment. The Company also recorded $9.9 million of identified intangibles pertaining to tradename, customer relationships and technology. The weighted average amortization periods are 15 years for both tradename and customer relationships and 10 years for technology.
            In January 2010, the Company acquired a pipette distributor located in the United Kingdom for an aggregate purchase price of approximately $12.5 million. Goodwill recorded in connection with the acquisition totaled $7.4 million, which is included in the Company’s Western European Operations segment. The Company also recorded $4.5 million of identified intangibles pertaining to tradename and customer relationships. The weighted average amortization periods are 7 years for tradename and 30 years for customer relationships.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
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
            Cash Flow Hedge
            The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which changed the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. During the three months ended March 31, 2010, the Company settled $100 million of its original $200 million arrangement, resulting in expense of $0.6 million being reclassified from other comprehensive income to interest expense. The forward starting swap is recorded in other non-current liabilities in the consolidated balance sheet at its fair value at March 31, 2011 and December 31, 2010 of $4.9 million and $5.8 million, respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense during the three month period ended March 31, 2011 and March 31 2010 was $0.7 million and $0.6 million, respectively. The amount recognized in other comprehensive income (loss) during the three month period ended March 31, 2011 and March 31, 2010 was a gain of $1.0 million and a loss of $4.1 million, respectively. A net after tax derivative loss of $1.9 million based upon interest rates at March 31, 2011, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through March 31, 2011 no hedge ineffectiveness has occurred in relation to this hedge.
            Other Derivatives
            The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments”. Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at March 31, 2011 and December 31, 2010 in other current assets of $0.3 million and $1.8 million, respectively and other liabilities of $0.5 million and $0.3 million, respectively. The net gain/loss recognized in other charges (income), net during the three month period ended March 31, 2011 was insignificant. The net loss recognized in other charges (income), net during the three month period ended March 31, 2010 was $1.6 million. At March 31, 2011 and December 31, 2010, these contracts had a notional value of $111.2 million and $99.3 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
5.         FAIR VALUE MEASUREMENTS
            At March 31, 2011 and December 31, 2010, the Company had derivative assets totaling $0.3 million and $1.8 million, respectively, and derivative liabilities totaling $5.3 million and $6.1 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2011 and December 31, 2010.
            At March 31, 2011 and December 31, 2010, the Company had $197.8 million and $243.5 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
            The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

	March 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

Assets:
Cash equivalents	$197,807	$185,002	$12,805	$-	$243,514	$230,000	$13,514	$-
Foreign currency forward contracts	341	-	341	-	1,763	-	1,763	-

Total	$198,148	$185,002	$13,146	$-	$245,277	$230,000	$15,277	$-

Liabilities:
Interest rate swap agreement	$4,854	$-	$4,854	$-	$5,842	$-	$5,842	$-
Foreign currency forward contracts	453	-	453	-	305	-	305	-

Total	$5,307	$-	$5,307	$-	$6,147	$-	$6,147	$-

6.         INCOME TAXES
            The provision for taxes is based upon the Company’s projected annual effective tax rate of 26% for the three month period ended March 31, 2011.
7.         DEBT
            Debt consisted of the following at March 31, 2011:

	March 31, 2011
		Other Principal
		Trading
	U.S. Dollar	Currencies	Total

6.30% $100 million Senior Notes	$100,000	$-	$100,000
Credit facility	496,000	67,676	563,676
Other local arrangements	-	36,740	36,740

Total debt	596,000	104,416	700,416
Less: current portion	-	(22,583)	(22,583)

Total long-term debt	$596,000	$81,833	$677,833

            As of March 31, 2011, the Company had $380.8 million of availability remaining under the credit facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
8.         SHARE REPURCHASE PROGRAM AND TREASURY STOCK
            The Company has a $2.25 billion share repurchase program, of which there is $863.4 million remaining to repurchase common shares as of March 31, 2011. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 17.6 million shares since the inception of the program through March 31, 2011.
            During the three months ended March 31, 2011 and 2010, the Company spent $57.2 million and $29.2 million on the repurchase of 354,000 shares and 284,999 shares at an average price per share of $161.50 and $102.37, respectively. The Company reissued 72,160 shares and 76,112 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2011 and 2010, respectively. The Company also reissued 2,549 shares held in treasury during the three months ended March 31, 2010, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the three months ended March 31, 2011.
9.         EARNINGS PER COMMON SHARE
            In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, solely relating to outstanding stock options and restricted stock units.

	2011	2010

Three months ended	1,001,037	775,892
            Outstanding options and restricted stock units to purchase or receive 171,854 shares and 723,123 shares of common stock for the three months ended March 31, 2011 and 2010, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
10.       NET PERIODIC BENEFIT COST
            Net periodic cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement benefits
	2011	2010	2011	2010	2011	2010

Service cost, net	$83	$66	$3,357	$3,290	$76	$74
Interest cost on projected benefit obligations	1,606	1,610	5,914	5,632	183	189
Expected return on plan assets	(1,875)	(1,727)	(8,148)	(7,266)	-	-
Net amortization and deferral	-	-	(349)	(313)	-	(168)
Recognition of actuarial losses/(gains)	1,276	1,324	285	270	(173)	(184)

Net periodic pension cost/(credit)	$1,090	$1,273	$1,059	$1,613	$86	$(89)

            As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company expects to make employer pension contributions of approximately $19.1 million to its non-U.S. pension plans and employer contributions of approximately $1.4 million to its U.S. post-retirement medical plan during the year ended December 31, 2011. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.
11.       RESTRUCTURING CHARGES
            During the fourth quarter of 2008, the Company initiated a global cost reduction program which has substantially been completed. Charges under the program primarily comprise severance costs. A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2011 is as follows:

	Employee	Lease
	Related	Termination	Other	Total

Balance at December 31, 2010	$7,721	$4	$131	$7,856
Restructuring charges	412	-	86	498
Cash payments	(1,255)	(4)	(154)	(1,413)
Impact of foreign currency	289	-	-	289

Balance at March 31, 2011	$7,167	$-	$63	$7,230

12.       OTHER CHARGES (INCOME), NET
            Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
13.       SEGMENT REPORTING
            As disclosed in Note 18 to the Company’s consolidated financial statements for the year ended December 31, 2010, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
            The Company evaluates segment performance based on segment profit for segment reporting (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
            The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2011	Customers	Segments	Sales	Profit	Goodwill (c)

U.S. Operations	$148,212	$18,688	$166,900	$22,330	$308,220
Swiss Operations	31,645	101,262	132,907	29,080	23,550
Western European Operations	152,860	25,588	178,448	18,467	97,525
Chinese Operations	74,837	30,337	105,174	20,689	683
Other (a)	91,212	809	92,021	9,467	14,203
Eliminations and Corporate (b)	-	(176,684)	(176,684)	(26,255)	-

Total	$498,766	$-	$498,766	$73,778	$444,181

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2010	Customers	Segments	Sales	Profit	Goodwill (c)

U.S. Operations	$133,552	$14,045	$147,597	$23,392	$319,139
Swiss Operations	22,504	72,969	95,473	17,949	18,204
Western European Operations	136,758	19,643	156,401	15,072	91,618
Chinese Operations	54,751	20,820	75,571	14,836	650
Other (a)	69,086	798	69,884	4,245	12,917
Eliminations and Corporate (b)	-	(128,275)	(128,275)	(15,047)	-

Total	$416,651	$-	$416,651	$60,447	$442,528

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	Goodwill for the three months ended March 31, 2011 includes additions of $1.9 in U.S. Operations and $2.5 in Swiss Operations related to acquisitions. See Note 3 for additional information. Goodwill for the three months ended March 31, 2010 includes an addition of $7.4 million in Western European Operations related to our acquisition of a pipette distributor. Other goodwill changes are primarily related to foreign currency fluctuations.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
            A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three months ended
	March 31,	March 31,
	2011	2010

Earnings before taxes	$63,278	$51,174
Amortization	3,622	3,381
Interest expense	5,711	5,254
Restructuring charges	498	384
Other charges (income), net	669	254

Segment profit	$73,778	$60,447

            During the three months ended March 31, 2011, restructuring charges of $0.5 million were recognized, of which $0.3 million and $0.2 million related to the Company’s U.S. and Swiss operations, respectively. Restructuring charges of $0.4 million were recognized during the three months ended March 31, 2010, of which $0.1 million, $0.2 million, $0.1 million related to the Company’s U.S., Western European, and Chinese operations, respectively.
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
General
            Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.
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
Results of Operations – Consolidated
            The following tables set forth certain items from our interim consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 (amounts in thousands).

	Three months ended March 31,
	2011		2010
	(unaudited)%		(unaudited)%

Net sales	$498,766	100.0	$416,651	100.0
Cost of sales	237,259	47.6	198,725	47.7

Gross profit	261,507	52.4	217,926	52.3
Research and development	26,351	5.3	22,465	5.4
Selling, general and administrative	161,378	32.4	135,014	32.4
Amortization	3,622	0.7	3,381	0.8
Interest expense	5,711	1.1	5,254	1.3
Restructuring charges	498	0.1	384	0.1
Other charges (income), net	669	0.1	254	-

Earnings before taxes	63,278	12.7	51,174	12.3
Provision for taxes	16,451	3.3	13,306	3.2

Net earnings	$46,827	9.4	$37,868	9.1

            Net sales
            Net sales were $498.8 million for the three months ended March 31, 2011, compared to $416.7 million for the corresponding period in 2010. This represents an increase in U.S. dollars of 20%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 17% for the three months ended March 31, 2011.
            Our net sales by geographic destination for the three months ended March 31, 2011 in U.S. dollars increased 13% in the Americas, 18% in Europe and 32% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 12% in the Americas, 16% in Europe and 25% in Asia/Rest of World. A discussion of sales by operating segment is included below.
            As described in Note 18 to our consolidated financial statements for the year ended December 31, 2010, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
            Net sales of products increased 24% in U.S. dollars during the three months ended March 31, 2011 compared to the corresponding prior period and increased 20% in local currencies. Service revenue (including spare parts) increased 8% in U.S. dollars during the three months ended March 31, 2011 compared to the corresponding period in 2010 and increased 6% in local currencies.
            Net sales for our laboratory-related products, which represented approximately 46% of our total net sales for the three months ended March 31, 2011, increased 20% in U.S. dollars and increased 16% in local currencies during the three months ended March 31, 2011, principally driven by strong growth in our analytical instruments, laboratory balances and process analytics product categories across most geographies.
            Net sales of our industrial-related products, which represented approximately 44% of our total net sales for the three months ended March 31, 2011, increased 23% in U.S. dollars and increased 21% in local currencies for the three months ended March 31, 2011. We experienced strong sales growth across most product categories and geographies.
            Net sales in our food retailing markets, which represented approximately 10% of our total net sales for the three months ended March 31, 2011, increased 6% in U.S. dollars and increased 5% in local currencies during the three months ended March 31, 2011, primarily due to sales growth in Europe related to increased project activity, offset in part by decreased sales in the U.S. Food retailing sales were reduced by approximately 5% due to product line exits.
            Gross profit
            Gross profit as a percentage of net sales was 52.4% for the three months ended March 31, 2011, compared to 52.3% for the corresponding period in 2010.
            Gross profit as a percentage of net sales for products was 56.7% for the three months ended March 31, 2011, compared to 57.1% for the corresponding period in 2010.
            Gross profit as a percentage of net sales for services (including spare parts) was 37.7% for the three months ended March 31, 2011, compared to 37.6% for the corresponding period in 2010.

            The increase in gross profit as a percentage of net sales reflects benefits from increased sales volume and operating efficiencies, as well as pricing. These results were partly offset by unfavorable currency, as well as increased material costs.
            Research and development and selling, general and administrative expenses
            Research and development expenses as a percentage of net sales were 5.3% for the three months ended March 31, 2011 compared to 5.4% for the corresponding period in 2010. Research and development expenses increased 17% in U.S. dollars and increased 11%, in local currencies, during the three months ended March 31, 2011, compared to the corresponding period in 2010 relating to the timing of research and development project activity.
            Selling, general and administrative expenses as a percentage of net sales were 32.4% for both the three months ended March 31, 2011 and 2010. Selling, general and administrative expenses increased 20% in U.S. dollars and increased 16%, in local currencies, during the three months ended March 31, 2011, compared to the corresponding periods in 2010. The increase is primarily due to increased performance-related compensation costs, sales and marketing investments, particularly in emerging markets and non-capitalizable expenses related to our Blue Ocean multi-year program of information technology investment.
            Interest expense, other charges (income), net and taxes
            Interest expense was $5.7 million for the three months ended March 31, 2011 compared to $5.3 million for the corresponding period in 2010. The increase in interest expense for the three month period ended March 31, 2011 is primarily a result of additional borrowings during the fourth quarter of 2010, in order to facilitate foreign earnings repatriation.
            Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. The increase in other charges (income), net of $0.4 million compared to the prior year is primarily due to unfavorable foreign currency fluctuations.
            The provision for taxes is based upon our projected annual effective tax rate of 26% for the three months ended March 31, 2011 and 2010, respectively. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.
Results of Operations – by Operating Segment
            The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2010.
            U.S. Operations (amounts in thousands)

	Three months ended March 31

	2011	2010	% 1)
Total net sales	$166,900	$147,597	13%

Net sales to external customers	$148,212	$133,552	11%

Segment profit	$22,330	$23,392	-5%
     1) Represents U.S. dollar growth (decline) for net sales and segment profit.

            The increase in total net sales and net sales to external customers for the three months ended March 31, 2011 reflect strong increases in most product categories, particularly analytical instruments and product inspection products. Net sales in our U.S. operations for the three months ended March 31, 2011 were reduced by approximately 1% from product line exits.
            Segment profit decreased $1.1 million for the three months ended March 31, 2011 compared to the corresponding period in 2010. The decrease in segment profit was primarily due to investments in sales and marketing, higher performance-related compensation costs, non-capitalizable expenses related to our Blue Ocean program and increased product costs, partially offset by increased sales volume.
            Swiss Operations (amounts in thousands)

	Three months ended March 31

	2011	2010	% 1)
Total net sales	$132,907	$95,473	39%

Net sales to external customers	$31,645	$22,504	41%

Segment profit	$29,080	$17,949	62%
     1) Represents U.S. dollar growth (decline) for net sales and segment profit.
            Total net sales increased 39% in U.S. dollars and 23% in local currency for the three month period ended March 31, 2011 compared to the corresponding period in 2010. Net sales to external customers increased 41% in U.S. dollars and 25% in local currencies for the three month period ended March 31, 2011 compared to the corresponding period in 2010. The increase in net sales and net sales to external customers reflects strong growth in most product categories, particularly laboratory balances and core-industrial products.
            Segment profit increased $11.1 million for the three months ended March 31, 2011 compared to the corresponding period in 2010. The increase in segment profit is primarily due to increased sales volume, partially offset by unfavorable currency translation fluctuations.
            Western European Operations (amounts in thousands)

	Three months ended March 31

	2011	2010	% 1)
Total net sales	$178,448	$156,401	14%

Net sales to external customers	$152,860	$136,758	12%

Segment profit	$18,467	$15,072	23%
     1) Represents U.S. dollar growth (decline) for net sales and segment profit.
            Total net sales increased 14% in U.S. dollars and 13% in local currency for the three month period ended March 31, 2011 compared to the corresponding period in 2010. Net sales to external customers increased 12% in U.S. dollars and 11% in local currency for the three months ended March 31, 2011 compared to the corresponding period in 2010. The increase in net sales and net sales to external customers reflects increased sales across most product categories, particularly increased food retailing project activity, as well as strong results in analytical instruments and process analytics.
            Segment profit increased $3.4 million for the three months ended March 31, 2011 compared to the corresponding period in 2010. The increase in segment profit resulted primarily from increases in sales volume, partially offset by unfavorable product mix and unfavorable currency translation fluctuations.

            Chinese Operations (amounts in thousands)

	Three months ended March 31

	2011	2010	% 1)
Total net sales	$105,174	$75,571	39%

Net sales to external customers	$74,837	$54,751	37%

Segment profit	$20,689	$14,836	39%
     1) Represents U.S. dollar growth (decline) for net sales and segment profit.
            Total net sales increased 39% in U.S. dollars and 34% in local currency for the three months ended March 31, 2011 compared to the corresponding period in 2010. Net sales to external customers increased 37% in U.S. dollars and 32% local currency for the three month period compared to the corresponding period in 2010. The increase in net sales and net sales to external customers is due primarily to strong sales growth in most product categories, especially industrial products and laboratory balances.
            Segment profit increased $5.9 million for the three months ended March 31, 2011 compared to the corresponding period in 2010. The increase in segment profit is primarily due to increased sales volume.
            Other (amounts in thousands)

	Three months ended March 31

	2011	2010	% 1)
Total net sales	$92,021	$69,884	32%

Net sales to external customers	$91,212	$69,086	32%

Segment profit	$9,467	$4,245	123%
     1) Represents U.S. dollar growth (decline) for net sales and segment profit.
            Total net sales and net sales to external customers increased 32% in U.S. dollars and 25% in local currency for the three months ended March 31, 2011 compared to the corresponding period in 2010. The increase in net sales and net sales to external customers reflects strong sales growth across most geographies, especially Eastern Europe, Latin America and India.
            During March 2011, Japan was struck by major earthquakes. Japan accounts for approximately 3% of our consolidated total net sales. Net sales to external customers in Japan were flat during the three months ended March 31, 2011 compared to the prior comparable period. Japan is also an important source of many electronic components within our global supply chain. The impact of the earthquakes on the Japanese economic environment is uncertain and it is difficult to predict the extent to which our results may be adversely affected.
            Segment profit increased $5.2 million for the three months ended March 31, 2011 compared to the corresponding period in 2010. Segment profit increased during the three months ended March 31, 2011 primarily due to increased sales volume.

Liquidity and Capital Resources
            Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
            Cash provided by operating activities totaled $6.5 million in the three months ended March 31, 2011, compared to $44.5 million in the corresponding period in 2010. The decrease in 2011 resulted principally from increased incentive payments of approximately $39 million related to previous year performance-related compensation incentives, as well as increased inventory balances and the timing of tax payments, partially offset by increased net earnings and increased cash receipts.
            Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $17.6 million for the three months ended March 31, 2011 compared to $10.5 million in the corresponding period in 2010. Our first quarter 2011 capital expenditures included approximately $11.1 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $6.3 million during the prior year comparable period.
            We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the first quarter 2011, we completed acquisitions totaling $15.4 million, of which $12 million related to an X-ray inspection solutions business that will be integrated into the Company’s product inspection product offering. We paid approximately $14.5 million for these acquisitions during the first quarter 2011. During the first quarter of 2010 we spent approximately $12.5 million related to the acquisition of our pipette distributor in the United Kingdom.
            We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of March 31, 2011, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
            Senior Notes and Credit Facility Agreement
            Our debt consisted of the following at March 31, 2011:

	March 31, 2011
		Other Principal
		Trading
	U.S. Dollar	Currencies	Total

6.30% $100 million Senior Notes	$100,000	$-	$100,000
Credit facility	496,000	67,676	563,676
Other local arrangements	-	36,740	36,740

Total debt	596,000	104,416	700,416
Less: current portion	-	(22,583)	(22,583)

Total long-term debt	$596,000	$81,833	$677,833

            As of March 31, 2011, approximately $380.8 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
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
            Share Repurchase Program
            We have a $2.25 billion share repurchase program, of which there is $863.4 million remaining to repurchase common shares as of March 31, 2011. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 17.6 million shares since the inception of the program through March 31, 2011.
            During the three months ended March 31, 2011 and 2010, we spent $57.2 million and $29.2 million on the repurchase of 354,000 and 284,999 shares at an average price per share of $161.50 and $102.37, respectively. We reissued 72,160 shares and 76,112 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2011 and March 31, 2010, respectively. We also reissued 2,549 shares held in treasury during the three months ended March 31, 2010, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the three months ended March 31, 2011.
Effect of Currency on Results of Operations
            Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past, and recently the Swiss franc has strengthened against the euro. The exchange rate between the Swiss franc and the euro was 1.29 for the three months ended March 31, 2011 as compared to 1.46 for the prior corresponding period reflecting a 12% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc to the euro is 1.28 as of May 2, 2011, which compares to 1.41 and 1.36 during the periods April 1 to June 30, 2010, and April 1 to December 31, 2010,

respectively, reflecting a 9% and 6% strengthening of the Swiss franc against the euro, respectively. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.5 million to $1.9 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2011, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $11.6 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
           In October 2009, the FASB issued authoritative guidance impacting two areas of revenue recognition. First, the guidance revises previous criteria for separating deliverables and allocating consideration to units of accounting in multiple deliverable arrangements. Arrangement consideration under the new guidance is allocated on the basis of “relative selling price” rather than fair value. The guidance establishes a hierarchy for determining relative selling price requiring first the use of vendor-specific objective evidence (“VSOE”) if it exists, then the use of third party evidence. If neither VSOE nor third party evidence exists, estimated selling price may be used. In addition, the guidance no longer permits the use of the residual method of allocation. Secondly, guidance was issued excluding software components essential to the functionality of tangible products from the scope of software revenue recognition. This new authoritative guidance requires expanded qualitative and quantitative disclosures and became effective for the Company on January 1, 2011. The adoption of this guidance has not and is not expected to have a material impact on the Company’s consolidated results of operations or financial position in periods after initial adoption.

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
  We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended March 31, 2011 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of March 31, 2011, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings.  None
Item 1A.  Risk Factors.
          For the three months ended March 31, 2011 there were no material changes from risk factors as disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
          Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
			Total Number of
			Shares	Approximate Dollar
			Purchased as	Value (in thousands)
	Total Number	Average	Part of Publicly	of Shares that may
	of Shares	Price Paid per	Announced	yet be Purchased
	Purchased	Share	Program	under the Program

January 1 to January 31, 2011	102,000	$151.18	102,000	$905,180

February 1 to February 28, 2011	114,000	159.51	114,000	866,994

March 1 to March 31, 2011	138,000	170.78	138,000	863,424

Total	354,000	$161.50	354,000	$863,424

          We have a share repurchase program, of which there is $863.4 million remaining to repurchase common shares as of March 31, 2011. We have purchased 17.6 million shares since the inception of the program through March 31, 2011.
          During the three months ended March 31, 2011, we spent $57.2 million and $29.2 million on the repurchase of 354,000 and 284,999 shares at an average price per share of $161.50 and $102.37, respectively. We reissued 72,160 shares and 76,112 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2011 and 2010, respectively. We also reissued 2,549 shares held in treasury during the three months ended March 31, 2010, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the three months ended March 31, 2011.
Item 3.  Defaults Upon Senior Securities.  None
Item 5.  Other information.  None
Item 6.  Exhibits. See Exhibit Index below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.

Date: May 5, 2011	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and
Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Filed herewith