Form 10-Q
period 2011-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2011-08-01
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011, OR

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X     No
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  X  Accelerated filer      Non-accelerated filer      (Do not check if a smaller reporting company) Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No X
The Registrant had 31,884,134 shares of Common Stock outstanding at June 30, 2011.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Interim Consolidated Financial Statements:

	Interim Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010	3

	Interim Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010	4

	Interim Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	5

	Interim Consolidated Statements of Shareholders' Equity and Comprehensive Income for the six months ended June 30, 2011 and twelve months ended December 31, 2010	6

	Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	7

	Notes to the Interim Consolidated Financial Statements at June 30, 2011	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURE
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended June 30, 2011 and 2010
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2011	2010
Net sales
Products	$439,321	$358,829
Service	121,767	109,720

Total net sales	561,088	468,549
Cost of sales
Products	189,253	154,770
Service	75,644	67,154

Gross profit	296,191	246,625
Research and development	29,605	23,105
Selling, general and administrative	172,054	143,602
Amortization	4,325	3,565
Interest expense	5,692	4,711
Restructuring charges	1,971	1,526
Other charges (income), net	1,207	730

Earnings before taxes	81,337	69,386
Provision for taxes	21,149	18,039

Net earnings	$60,188	$51,347

Basic earnings per common share:
Net earnings	$1.88	$1.53
Weighted average number of common shares	31,997,850	33,536,105

Diluted earnings per common share:
Net earnings	$1.82	$1.49
Weighted average number of common and common equivalent shares	33,013,887	34,395,487
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Six months ended June 30, 2011 and 2010
(In thousands, except share data)
(unaudited)

	June 30,	June 30,
	2011	2010

Net sales
Products	$826,395	$672,233
Service	233,459	212,967

Total net sales	1,059,854	885,200
Cost of sales
Products	356,966	289,101
Service	145,190	131,548

Gross profit	557,698	464,551
Research and development	55,956	45,570
Selling, general and administrative	333,432	278,616
Amortization	7,947	6,946
Interest expense	11,403	9,965
Restructuring charges	2,469	1,910
Other charges (income), net	1,876	984

Earnings before taxes	144,615	120,560
Provision for taxes	37,600	31,345

Net earnings	$107,015	$89,215

Basic earnings per common share:
Net earnings	$3.33	$2.65
Weighted average number of common shares	32,144,223	33,646,640

Diluted earnings per common share:
Net earnings	$3.23	$2.59
Weighted average number of common and common equivalent shares	33,152,760	34,464,277
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$328,763	$447,577
Trade accounts receivable, less allowances of $12,525 at June 30, 2011 and $11,536 at December 31, 2010	382,089	368,936
Inventories	268,154	217,104
Current deferred tax assets, net	51,932	44,548
Other current assets and prepaid expenses	67,231	66,730

Total current assets	1,098,169	1,144,895
Property, plant and equipment, net	416,872	364,472
Goodwill	447,599	434,699
Other intangible assets, net	113,686	104,372
Non-current deferred tax assets, net	100,264	95,996
Other non-current assets	164,689	138,629

Total assets	$2,341,279	$2,283,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$151,499	$138,105
Accrued and other liabilities	107,207	100,793
Accrued compensation and related items	114,132	138,358
Deferred revenue and customer prepayments	107,247	86,746
Taxes payable	54,285	49,577
Current deferred tax liabilities	18,999	17,705
Short-term borrowings and current maturities of long-term debt	12,626	10,902

Total current liabilities	565,995	542,186
Long-term debt	621,359	670,301
Non-current deferred tax liabilities	129,907	124,523
Other non-current liabilities	185,613	174,469

Total liabilities	1,502,874	1,511,479

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	–	–
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 31,884,134 and 32,425,315 shares at June 30, 2011 and December 31, 2010, respectively	448	448
Additional paid-in capital	608,543	597,195
Treasury stock at cost (12,901,877 shares at June 30, 2011 and 12,360,696 shares at December 31, 2010)	(1,159,848)	(1,057,390)
Retained earnings	1,325,007	1,223,130
Accumulated other comprehensive income (loss)	64,255	8,201

Total shareholders’ equity	838,405	771,584

Total liabilities and shareholders’ equity	$2,341,279	$2,283,063

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Six months ended June 30, 2011 and twelve months ended December 31, 2010
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total

Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138
Exercise of stock options and restricted stock units	527,276	-	-	39,555	(19,100)	-	20,455
Other treasury stock issuances	2,549	-	-	183	87	-	270
Repurchases of common stock	(1,955,634)	-	-	(239,998)	-	-	(239,998)
Tax benefit resulting from exercise of certain employee stock options	-	-	10,776	-	-	-	10,776
Share-based compensation	-	-	12,385	-	-	-	12,385
Comprehensive income:
Net earnings	-	-	-	-	232,148	-	232,148
Net unrealized loss on cash flow hedging arrangements, net of tax	-	-	-	-	-	(6,410)	(6,410)
Change in currency translation adjustment, net of tax	-	-	-	-	-	31,647	31,647
Pension adjustment, net of tax	-	-	-	-	-	(827)	(827)

Total comprehensive income							256,558

Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted stock units	146,898	-	-	11,721	(5,138)	-	6,583
Repurchases of common stock	(688,079)	-	-	(114,179)	-	-	(114,179)
Tax benefit resulting from exercise of certain employee stock options	-	-	5,626	-	-	-	5,626
Share-based compensation	-	-	5,722	-	-	-	5,722
Comprehensive income:
Net earnings	-	-	-	-	107,015	-	107,015
Net unrealized loss on cash flow hedging arrangements, net of tax	-	-	-	-	-	(599)	(599)
Change in currency translation adjustment, net of tax	-	-	-	-	-	54,605	54,605
Pension adjustment, net of tax	-	-	-	-	-	2,048	2,048

Total comprehensive income (a)							163,069

Balance at June 30, 2011	31,884,134	$448	$608,543	$(1,159,848)	$1,325,007	$64,255	$838,405

(a) Total comprehensive income for the three months ended June 30, 2011 and 2010 was $97,326 and $37,263, respectively and $59,651 for the six months ended June 30, 2010.
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2011 and 2010
(In thousands)
(unaudited)

	June 30,	June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$107,015	$89,215
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	14,854	14,465
Amortization	7,947	6,946
Deferred tax provision	(8,058)	(4,534)
Excess tax benefits from share-based payment arrangements	(4,931)	(2,718)
Share-based compensation	5,722	6,009
Other	(515)	129
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	4,121	(10,697)
Inventories	(33,628)	(23,633)
Other current assets	1,229	(2,325)
Trade accounts payable	6,874	9,481
Taxes payable	(796)	8,957
Accruals and other	(6,281)	27,963

Net cash provided by operating activities	93,553	119,258

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,302	102
Purchase of property, plant and equipment	(40,517)	(19,803)
Acquisitions	(15,463)	(12,557)
Other investing activities	(882)	—

Net cash used in investing activities	(54,560)	(32,258)

Cash flows from financing activities:
Proceeds from borrowings	46,443	52,143
Repayments of borrowings	(104,200)	(47,058)
Proceeds from stock option exercises	6,583	9,384
Repurchases of common stock	(114,179)	(72,794)
Excess tax benefits from share-based payment arrangements	4,931	2,718
Other financing activities	67	(3,538)

Net cash used in financing activities	(160,355)	(59,145)

Effect of exchange rate changes on cash and cash equivalents	2,548	(1,295)

Net (decrease) increase in cash and cash equivalents	(118,814)	26,560

Cash and cash equivalents:
Beginning of period	447,577	85,031

End of period	$328,763	$111,591

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited
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
          The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
          The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.
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
At June 30, 2011 — Unaudited (Continued)
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
          Inventories consisted of the following:

	June 30,	December 31,
	2011	2010

Raw materials and parts	$114,839	$101,660
Work-in-progress	51,014	36,615
Finished goods	102,301	78,829

	$268,154	$217,104

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          Other intangible assets consisted of the following:

	June 30, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Customer relationships	$86,928	$(17,342)	$80,674	$(15,968)
Proven technology and patents	41,417	(24,449)	36,262	(22,298)
Tradename (finite life)	4,101	(960)	2,420	(760)
Tradename (indefinite life)	23,634	-	23,634	-
Other	510	(153)	510	(102)

	$156,590	$(42,904)	$143,500	$(39,128)

          The Company recognized amortization expense associated with the above intangible assets of $1.7 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively and $3.2 million and $3.1 million for the six months ended June 30, 2011 and 2010, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.6 million for 2011 and 2012, $5.1 million for 2013, $5.0 million for 2014, $4.4 million for 2015 and $4.2 million for 2016. Purchased intangible amortization, net of tax was $1.0 million and $0.9 million for the three months ended June 30, 2011 and 2010, respectively and $1.8 million for both the six month periods ended June 30, 2011 and 2010.
          In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $2.6 million and $2.1 million for the three months ended June 30, 2011 and 2010, respectively and of $4.7 million and $3.9 million for the six months ended June 30, 2011 and 2010, respectively.
Revenue Recognition
          Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have standalone value and the performance of undelivered items is probable and within the Company’s control. The allocation of revenue between the separate deliverables is typically based

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location. The adoption of the recently issued multiple-element arrangement guidance on January 1, 2011, has not and is not expected to have a material impact on the Company’s financial statements.
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
          The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the six months ended June 30 are as follows:

	June 30,	June 30,
	2011	2010
Balance at beginning of period	$15,680	$15,856
Accruals for warranties	7,451	6,851
Foreign currency translation	722	(997)
Payments / utilizations	(7,073)	(8,656)

Balance at end of period	$16,780	$13,054

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
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
Share-Based Compensation
          The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $2.5 million and $5.7 million of share-based compensation expense for the three and six months ended June 30, 2011, respectively, compared to $3.0 million and $6.0 million for the corresponding periods in 2010.
Research and Development
          Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.
3.         ACQUISITIONS
          In March 2011, the Company completed acquisitions totaling $15.4 million, of which $12.0 million related to an X-ray inspection solutions business that will be integrated into the Company’s product inspection product offering. Goodwill recorded in connection with these acquisitions totaled $4.4 million, of which $1.9 million is included in the Company’s U.S. Operations segment and $2.5 million is included in the Company’s Swiss Operations segment. The Company also recorded $9.9 million of identified intangibles pertaining to tradename, customer relationships and technology. The weighted average amortization periods are 15 years for both tradename and customer relationships and 9 years for technology.
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
At June 30, 2011 — Unaudited (Continued)
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
          Cash Flow Hedge
          The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which changed the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. During the six months ended June 30, 2010, the Company settled $100 million of its original $200 million arrangement, resulting in expense of $0.6 million being reclassified from other comprehensive income to interest expense. The swap is recorded in other non-current liabilities in the consolidated balance sheet at its fair value at June 30, 2011 and December 31, 2010 of $6.8 million and $5.8 million, respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $0.8 million for the three month period ended June 30, 2011 and $1.5 million and $0.6 million for the six month periods ended June 30, 2011 and 2010 respectively. No reclassification occurred for the three month period ended June 30, 2010. The amount recognized in other comprehensive income (loss) during the three month periods ended June 30, 2011 and 2010 was a loss of $1.9 million and $4.7 million, respectively and during the six month periods ended June 30, 2011 and 2010 was a loss of $0.9 million and $8.8 million, respectively. A net after tax derivative loss of $1.9 million based upon interest rates at June 30, 2011, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2011 no hedge ineffectiveness has occurred in relation to this hedge.
          Other Derivatives
          The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments”. Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at June 30, 2011 and December 31, 2010 in other current assets of $1.0 million and $1.8 million, respectively and other liabilities of $0.3 million at both balance sheet dates. The net gain recognized in other charges (income), net during both the three and six month periods ended June 30, 2011 was $4.4 million. The net loss recognized during the three and six month periods ended June 30, 2010 was $3.0 million and $4.6 million, respectively. At June 30, 2011 and December 31, 2010, these contracts had a notional value of $98.4 million and $99.3 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
5.        FAIR VALUE MEASUREMENTS
          At June 30, 2011 and December 31, 2010, the Company had derivative assets totaling $1.0 million and $1.8 million, respectively, and derivative liabilities totaling $7.1 million and $6.1 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2011 and December 31, 2010.
          At June 30, 2011 and December 31, 2010, the Company had $163.0 million and $243.5 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

	June 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$162,996	$150,003	$12,993	$-	$243,514	$230,000	$13,514	$-
Foreign currency forward contracts	1,042	-	1,042	-	1,763	-	1,763	-

Total	$164,038	$150,003	$14,035	$-	$245,277	$230,000	$15,277	$-

Liabilities:
Interest rate swap agreement	$6,787	$-	$6,787	$-	$5,842	$-	$5,842	$-
Foreign currency forward contracts	263	-	263	-	305	-	305	-

Total	$7,050	$-	$7,050	$-	$6,147	$-	$6,147	$-

6.        INCOME TAXES
          The provision for taxes is based upon the Company’s projected annual effective rate of 26% for both the three and six month periods ended June 30, 2011.
7.       DEBT
          Debt consisted of the following at June 30, 2011:

	June 30, 2011
		Other Principal
		Trading
	U.S. Dollar	Currencies	Total
6.30% $100 million Senior Notes	$100,000	$-	$100,000
Credit facility	440,100	65,659	505,759
Other local arrangements	-	28,226	28,226

Total debt	540,100	93,885	633,985
Less: current portion	-	(12,626)	(12,626)

Total long-term debt	$540,100	$81,259	$621,359

          As of June 30, 2011, the Company had $438.6 million of availability remaining under the credit facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
8.       SHARE REPURCHASE PROGRAM AND TREASURY STOCK
          The Company has a $2.25 billion share repurchase program, of which there is $806.4 million remaining to repurchase common shares as of June 30, 2011. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 17.9 million shares since the inception of the program through June 30, 2011.
          During the six months ended June 30, 2011 and 2010, the Company spent $114.2 million and $72.8 million on the repurchase of 688,079 shares and 662,999 shares at an average price per share of $165.92 and $109.78, respectively. The Company reissued 146,898 shares and 216,270 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2011 and 2010, respectively. The Company also reissued 2,549 shares held in treasury during the six months ended June 30, 2010, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the six months ended June 30, 2011.
9.       EARNINGS PER COMMON SHARE
          In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, solely relating to outstanding stock options and restricted stock units:

	2011	2010
Three months ended	1,016,037	859,382
Six months ended	1,008,537	817,637
          Outstanding options and restricted stock units to purchase or receive 171,991 and 517,328 shares of common stock for the three month periods ended June 30, 2011 and 2010, respectively, and options and restricted stock units to purchase or receive 171,923 and 620,226 shares of common stock for the six month periods ended June 30, 2011 and 2010, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
10.      NET PERIODIC BENEFIT COST
           Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost, net	$83	$66	$3,590	$2,978	$76	$74
Interest cost on projected benefit obligations	1,606	1,610	6,282	5,339	183	190
Expected return on plan assets	(1,875)	(1,727)	(8,704)	(6,943)	-	-
Net amortization and deferral	-	-	(378)	(295)	-	(167)
Recognition of actuarial losses/(gains)	1,276	1,325	291	260	(173)	(184)
Recognition of settlement/curtailment losses, net	-	-	-	58	-	-

Net periodic pension cost/(credit)	$1,090	$1,274	$1,081	$1,397	$86	$(87)

           Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

					Other U.S.
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost, net	$166	$132	$6,947	$6,268	$152	$148
Interest cost on projected benefit obligations	3,212	3,220	12,196	10,971	366	379
Expected return on plan assets	(3,750)	(3,454)	(16,852)	(14,209)	-	-
Net amortization and deferral	-	-	(727)	(608)	-	(335)
Recognition of actuarial losses/(gains)	2,552	2,649	576	530	(346)	(368)
Recognition of settlement/curtailment losses, net	-	-	-	58	-	-

Net periodic pension cost/(credit)	$2,180	$2,547	$2,140	$3,010	$172	$(176)

            As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the Company expects to make employer contributions of approximately $19.1 million to its non-U.S. pension plans and employer contributions of approximately $1.4 million to its U.S. post-retirement medical plan during the year ended December 31, 2011. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.
11.     RESTRUCTURING CHARGES
          During the fourth quarter of 2008, the Company initiated a global cost reduction program which has substantially been completed. Charges under the program primarily comprise severance costs.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2011 is as follows:

	Employee Related	Lease Termination	Other	Total
Balance at December 31, 2010	$7,721	$4	$131	$7,856
Restructuring charges	2,224	-	245	2,469
Cash payments	(2,495)	(4)	(339)	(2,838)
Impact of foreign currency	365	-	-	365

Balance at June 30, 2011	$7,815	$-	$37	$7,852

12.      OTHER CHARGES (INCOME), NET
          Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
13.      SEGMENT REPORTING
          As disclosed in Note 18 to the Company’s consolidated financial statements for the year ending December 31, 2010, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
          The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
          The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2011	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$167,017	$19,412	$186,429	$30,834	$308,467
Swiss Operations	32,179	91,489	123,668	21,978	25,695
Western European Operations	167,419	26,089	193,508	20,609	98,076
Chinese Operations	95,721	34,433	130,154	34,443	695
Other (a)	98,752	1,526	100,278	10,640	14,666
Eliminations and Corporate (b)	-	(172,949)	(172,949)	(23,972)	-

Total	$561,088	$-	$561,088	$94,532	$447,599

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2011	Customers	Segments	Sales	Profit
U.S. Operations	$315,229	$38,100	$353,329	$53,164
Swiss Operations	63,824	192,751	256,575	51,058
Western European Operations	320,279	51,677	371,956	39,076
Chinese Operations	170,558	64,770	235,328	55,132
Other (a)	189,964	2,335	192,299	20,107
Eliminations and Corporate (b)	—	(349,633)	(349,633)	(50,227)

Total	$1,059,854	$—	$1,059,854	$168,310

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2010	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$153,905	$14,899	$168,804	$31,091	$318,883
Swiss Operations	26,619	79,941	106,560	20,447	17,800
Western European Operations	139,310	22,011	161,321	19,560	89,058
Chinese Operations	72,847	26,002	98,849	23,917	654
Other (a)	75,868	879	76,747	6,376	12,875
Eliminations and Corporate (b)	—	(143,732)	(143,732)	(21,473)	—

Total	$468,549	$—	$468,549	$79,918	$439,270

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2010	Customers	Segments	Sales	Profit
U.S. Operations	$287,457	$28,944	$316,401	$54,483
Swiss Operations	49,123	152,910	202,033	38,396
Western European Operations	276,068	41,654	317,722	34,632
Chinese Operations	127,598	46,822	174,420	38,753
Other (a)	144,954	1,677	146,631	10,621
Eliminations and Corporate (b)	—	(272,007)	(272,007)	(36,520)

Total	$885,200	$—	$885,200	$140,365

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)	Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	Goodwill as of June 30, 2011 includes additions of $1.9 million in U.S. Operations and $2.5 million in Swiss Operations related to acquisitions in the first quarter of 2011. See Note 3 for additional information. Goodwill as of June 30, 2010 included an addition of $7.4 million in Western European Operations related to our acquisition of a pipette distributor in the first quarter of 2010. Other goodwill changes are primarily related to foreign currency fluctuations.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011 — Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)
          A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Earnings before taxes	$81,337	$69,386	$144,615	$120,560
Amortization	4,325	3,565	7,947	6,946
Interest expense	5,692	4,711	11,403	9,965
Restructuring charges	1,971	1,526	2,469	1,910
Other charges (income), net	1,207	730	1,876	984

Segment profit	$94,532	$79,918	$168,310	$140,365

          During the three months ended June 30, 2011, restructuring charges of $2.0 million were recognized, of which $0.3 million, $1.3 million, $0.1 million and $0.3 million related to the Company’s U.S., Western European, Chinese and Other operations, respectively. Restructuring charges of $1.5 million were recognized during the three months ended June 30, 2010, of which $0.1 million and $1.4 million related to the Company’s Chinese and Other operations, respectively. Restructuring charges of $2.5 million were recognized during the six months ended June 30, 2011, of which $0.6 million, $0.2 million, $1.3 million, $0.1 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese and Other operations, respectively. Restructuring charges of $1.9 million were recognized during the six months ended June 30, 2010, of which $0.1 million, $0.2 million, $0.2 million and $1.4 million related to the Company’s U.S., Western European, Chinese and Other operations, respectively.
14. CONTINGENCIES
          The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.
General
          Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.
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
Results of Operations — Consolidated
          The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$561,088	100.0	$468,549	100.0	$1,059,854	100.0	$885,200	100.0
Cost of sales	264,897	47.2	221,924	47.4	502,156	47.4	420,649	47.5

Gross profit	296,191	52.8	246,625	52.6	557,698	52.6	464,551	52.5
Research and development	29,605	5.3	23,105	4.9	55,956	5.3	45,570	5.2
Selling, general and administrative	172,054	30.7	143,602	30.6	333,432	31.5	278,616	31.5
Amortization	4,325	0.8	3,565	0.8	7,947	0.7	6,946	0.8
Interest expense	5,692	1.0	4,711	1.0	11,403	1.1	9,965	1.1
Restructuring charges	1,971	0.3	1,526	0.3	2,469	0.2	1,910	0.2
Other charges (income), net	1,207	0.2	730	0.2	1,876	0.2	984	0.1

Earnings before taxes	81,337	14.5	69,386	14.8	144,615	13.6	120,560	13.6
Provision for taxes	21,149	3.8	18,039	3.8	37,600	3.5	31,345	3.5

Net earnings	$60,188	10.7	$51,347	11.0	$107,015	10.1	$89,215	10.1

          Net sales
          Net sales were $561.1 million and $1.1 billion for the three and six months ended June 30, 2011, respectively, compared to $468.5 million and $885.2 million for the corresponding periods in 2010. This represents an increase in U.S. dollars of 20% for both the three and six months ended June 30, 2011. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 11% and 14%, respectively, for the three and six months ended June 30, 2011.
          Net sales by geographic destination for the three and six months ended June 30, 2011, in U.S. dollars increased 10% and 11% in the Americas, 25% and 22% in Europe and 26% and 29% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 9% and 10% in the Americas, 9% and 12% in Europe and 17% and 21% in Asia/Rest of World. A discussion of sales by operating segment is included below.
          As described in Note 18 to our consolidated financial statements for the year ended December 31, 2010, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
          Net sales of products increased in U.S. dollars by 22% and 23% for the three and six months ended June 30, 2011, respectively, and in local currencies by 14% and 17%, respectively, compared to the corresponding prior periods. Service revenue (including spare parts) in U.S. dollars increased 11% and 10% during the three and six months ended June 30, 2011, respectively, and increased in local currencies by 3% and 4% during the three and six months ended June 30, 2011, respectively, compared to corresponding prior periods.
          Net sales of our laboratory-related products, which represented approximately 43% and 45% of our total net sales for the three and six months ended June 30, 2011, increased 13% and 16% in U.S. dollars and increased 4% and 10% in local currencies during the three and six months ended June 30, 2011, respectively. The increase for the three months ended June 30, 2011 was principally driven by laboratory balances and process analytics products. The six months ended June 30, 2011 also includes strong growth in our analytical instrument products.
          Net sales of our industrial-related products, which represented approximately 47% and 45% of our total net sales for the three and six months ended June 30, 2011, increased 30% and 26% in U.S. dollars and increased 21% in local currencies during the three and six months ended June 30, 2011, respectively. We experienced strong sales growth across most product categories and geographies. Acquisitions contributed approximately 3% and 2% to our net sales growth of industrial-related products for the three and six months ended June 30, 2011, respectively.
          Net sales in our food retailing markets, which represented approximately 10% of our total net sales for both the three and six months ended June 30, 2011, increased 4% and 5% in U.S. dollars and decreased 3% and increased 1% in local currencies during the three and six months ended June 30, 2011, respectively, primarily due to decreased sales in the U.S., offset by sales growth in Europe related to increased project activity. Food retailing sales were reduced by approximately 6% and 5% for the three and six months ended June 30, 2011, respectively, due to product line exits.

          Gross profit
          Gross profit as a percentage of net sales was 52.8% and 52.6% for the three and six months ended June 30, 2011, respectively, compared to 52.6% and 52.5% for the corresponding periods in 2010.
          Gross profit as a percentage of net sales for products was 56.9% and 56.8% for the three and six months ended June 30, 2011, respectively, compared to 56.9% and 57.0% for the corresponding periods in 2010.
          Gross profit as a percentage of net sales for services (including spare parts) was 37.9% and 37.8% for the three and six months ended June 30, 2011, respectively, compared to 38.8% and 38.2% for the corresponding periods in 2010.
          The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2011 primarily reflects benefits from increased sales volume and operating efficiencies, as well as pricing. These results were partly offset by unfavorable currency rate changes, as well as increased material costs.
          Research and development and selling, general and administrative expenses
          Research and development expenses as a percentage of net sales were 5.3% for both the three and six months ended June 30, 2011, respectively, compared to 4.9% and 5.2% for the corresponding periods during 2010. Research and development expenses increased 28% and 23% in U.S. dollars and increased 11% in local currencies, during the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010 relating to the timing of research and development project activity.
          Selling, general and administrative expenses as a percentage of net sales were 30.7% and 31.5% for the three and six months ended June 30, 2011, respectively, compared to 30.6% and 31.5% in the corresponding periods during 2010. Selling, general and administrative expenses increased 20% in U.S. dollars and increased 9% and 12% in local currencies, during the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The increase is primarily due to increased sales and marketing activities, costs related to our Blue Ocean program, a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system, and acquisition-related expenses.
          Interest expense, other charges (income), net and taxes
          Interest expense was $5.7 million and $11.4 million for the three and six months ended June 30, 2011, respectively, and $4.7 million and $10.0 million for the corresponding periods in 2010. The increase in interest expense for the three and six month period ended June 30, 2011 is primarily a result of additional borrowings during the fourth quarter of 2010, in order to facilitate foreign earnings repatriation.
          Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. The increase in other charges (income), net for the three and six months ended June 30, 2011 of $0.5 million and $0.9 million, respectively, compared to the prior year was primarily due to unfavorable foreign currency fluctuations.

          The provision for taxes is based upon our projected annual effective tax rate of 26% for both the three and six months ended June 30, 2011, respectively. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.
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
     U.S. Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$186,429	$168,804	10%	$353,329	$316,401	12%
Net sales to external customers	$167,017	$153,905	9%	$315,229	$287,457	10%
Segment profit	$30,834	$31,091	-1%	$53,164	$54,483	-2%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.
          Total net sales increased 10% and 12% for the three and six months ended June 30, 2011, respectively, and net sales to external customers increased 9% and 10% for the three and six months ended June 30, 2011, respectively, compared with the corresponding periods in 2010. The increase in total net sales and net sales to external customers for the three and six months ended June 30, 2011 reflects strong growth in product inspection, laboratory balances and core-industrial products, offset in part by reduced sales in retail products. Acquisitions/divestitures, net contributed approximately 1% to our segment net sales growth for the three months ended June 30, 2011. The six months ended June 30, 2011 also reflects strong growth in analytical instruments.
          Segment profit decreased $0.3 million and $1.3 million for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The decrease in segment profit was primarily due to a product line exit, as well as business transfers to other operating segments, investments in sales and marketing, expenses related to our Blue Ocean program and increased product costs, partially offset by increased sales volume.
          Swiss Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$123,668	$106,560	16%	$256,575	$201,532	27%
Net sales to external customers	$32,179	$26,619	21%	$63,824	$49,123	30%
Segment profit	$21,978	$20,447	7%	$51,058	$38,396	33%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

          Total net sales increased 16% and 27% in U.S. dollars for the three and six months ended June 30, 2011, respectively. Total net sales in local currency decreased 9% for the three month period ended June 30, 2011 and increased 6% for the six month period ended June 30, 2011, compared to the corresponding periods in 2010. Net sales to external customers increased 21% and 30% in U.S. dollars and decreased 5% and increased 8% in local currency during the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The decrease in local currency net sales and net sales to external customers for the three months ended June 30, 2011 resulted from a timing effect in certain product categories after a particularly strong first quarter of 2011. The increase in net sales and net sales to external customers for the six months ended June 30, 2011 includes strong growth in laboratory balances and core-industrial products.
          Segment profit increased $1.5 million and $12.7 million for the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit is primarily due to increased inter-segment sales, partially offset by unfavorable currency translation fluctuations.
          Western European Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$193,508	$161,321	20%	$371,956	$317,722	17%
Net sales to external customers	$167,419	$139,310	20%	$320,279	$276,068	16%
Segment profit	$20,609	$19,560	5%	$39,076	$34,632	13%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
          Total net sales increased 20% and 17% in U.S. dollars and 6% and 9% in local currency during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Net sales to external customers increased 20% and 16% in U.S. dollars and increased 6% and 8% in local currency for the same periods versus the prior year comparable periods. The increase in net sales and net sales to external customers for the three months ended June 30, 2011 reflect strong sales growth in product inspection products and industrial products. Sales for the six months ended June 30, 2011 reflect growth across most product categories.
          Segment profit increased $1.0 million and $4.4 million for the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit for the three and six months ended June 30, 2011 resulted primarily from increases in sales volume. Segment profit for the three and six months ended June 30, 2011 was partially offset by unfavorable currency translation fluctuations.

          Chinese Operations (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$130,154	$98,849	32%	$235,328	$174,420	35%
Net sales to external customers	$95,721	$72,847	31%	$170,558	$127,598	34%
Segment profit	$34,443	$23,917	44%	$55,132	$38,753	42%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
          Total net sales increased 32% and 35% in U.S. dollars and increased 26% and 29% in local currency during the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Net sales to external customers increased 31% and 34% in U.S. dollars and increased 25% and 28% in local currency during the three and six months ended June 30, 2011, respectively, as compared to the corresponding periods in 2010. The increase in net sales and net sales to external customers for the three and six month periods ended June 30, 2011 is due to strong sales growth in most product categories.
          Segment profit increased $10.5 million and $16.4 million for the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit for both the three and six month periods ended June 30, 2011 is primarily due to increased sales volume.
          Our Chinese operations are expected to go-live on our Blue Ocean program later this year. Our Chinese operations account for approximately 15% of our consolidated net sales to external customers and approximately 30% of our global production with approximately 2,400 users on the system. We could suffer disruptions in operations, customer-facing activities and financial reporting as a result of the go-live. Such disruptions could harm our reputation and financial condition.
          Other (amounts in thousands)

	Three months ended June 30			Six months ended June 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$100,278	$76,747	31%	$192,299	$146,631	31%
Net sales to external customers	$98,752	$75,868	30%	$189,964	$144,954	31%
Segment profit	$10,640	$6,376	67%	$20,107	$10,621	89%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.
          Total net sales in U.S. dollars increased 31% and increased 24% and 25% in local currency during the three and six month periods ended June 30, 2011, respectively, compared to the corresponding periods in 2010. Net sales to external customers in U.S. dollars increased 30% and 31% and increased 24% in local currency for the same periods versus the prior year comparable periods. The increase in net sales and net sales to external customers reflects strong sales growth across most geographies, especially Asia Pacific.
          During March 2011, Japan was struck by major earthquakes. Japan accounts for approximately 3% of our consolidated net sales. Net Sales to external customers in Japan increased 2% during the three months ended June 30, 2011 and were flat during the six months ended June 30, 2011 compared to prior comparable periods. Japan is also an important source of many electronic components within our global supply chain. The impact of the earthquakes on the Japanese economic environment remains uncertain and it is difficult to predict the extent to which our future results may be adversely affected.
          Segment profit increased $4.3 million and $9.5 million for the three and six months ended June 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit is primarily due to increased sales volume.
Liquidity and Capital Resources
          Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
          Cash provided by operating activities totaled $93.6 million during the six months ended June 30, 2011, compared to $119.3 million in the corresponding period in 2010. The decrease in 2011 resulted principally from increased incentive payments of approximately $39 million related to previous year performance-related compensation incentives, as well as increased inventory balances and the timing of tax payments, partially offset by increased net earnings and increased cash receipts.
          Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $40.5 million for the six months ended June 30, 2011 compared to $19.8 million in the corresponding period in 2010. Our capital expenditures during the six months ended June 30, 2011 included approximately $26.6 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $10.1 million during the prior year comparable period.
          We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the first quarter of 2011, we completed acquisitions totaling $15.4 million, of which $12.0 million related to an X-ray inspection solutions business that will be integrated into the Company’s product inspection product offering. We paid approximately $14.5 million for these acquisitions during the first quarter 2011. During the first quarter 2010 we spent approximately $12.5 million related to the acquisition of our pipette distributor in the United Kingdom. In August 2011, we acquired a leader in vision inspection technology for end-of-line packaging systems located in Germany that will be integrated into our product inspection product offering for an aggregate purchase price of approximately $22 million. We may be required to pay additional cash consideration up to a maximum amount of approximately $3 million related to an earn-out period. We will also pay additional cash consideration (previously accrued at the time of acquisition) of $7.8 million in the third quarter of 2011 related to an earn-out period associated with an acquisition in 2009.
          We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of June 30, 2011, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
          Senior Notes and Credit Facility Agreement
          Our debt consisted of the following at June 30, 2011:

	June 30, 2011
		Other Principal
	U.S. Dollar	Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
Credit facility	440,100	65,659	505,759
Other local arrangements	—	28,226	28,226

Total debt	540,100	93,885	633,985
Less: current portion	—	(12,626)	(12,626)

Total long-term debt	$540,100	$81,259	$621,359

          As of June 30, 2011, approximately $438.6 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
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
          Share Repurchase Program
          We have a $2.25 billion share repurchase program, of which there is $806.4 million remaining to repurchase common shares as of June 30, 2011. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 17.9 million shares since the inception of the program through June 30, 2011.
          During the six months ended June 30, 2011 and 2010, we spent $114.2 million and $72.8 million on the repurchase of 688,079 shares and 662,999 shares at an average price per share of $165.92 and $109.78, respectively. We reissued 146,898 shares and 216,270 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2011 and 2010, respectively. We also reissued 2,549 shares held in treasury during the six months ended June 30, 2010, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the six months ended June 30, 2011.

Effect of Currency on Results of Operations
          Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past, and recently the Swiss franc has strengthened against the euro. The exchange rate between the Swiss franc and the euro was 1.27 for six months ended June 30, 2011 as compared to 1.44 for the prior corresponding period reflecting a 12% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc to the euro is 1.16 as of July 26, 2011, which compares to 1.33 for both periods of July 1 to September 30, 2010, and July 1 to December 31, 2010, respectively, reflecting a 13% strengthening of the Swiss franc against the euro, respectively. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.6 million to $2.2 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2011, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $10.4 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
          In October 2009, the FASB issued authoritative guidance impacting two areas of revenue recognition. First, the guidance revises previous criteria for separating deliverables and allocating consideration to units of accounting in multiple deliverable arrangements. Arrangement consideration under the new guidance is allocated on the basis of “relative selling price” rather than fair value. The guidance establishes a hierarchy for determining relative selling price requiring first the use of vendor-specific objective evidence (“VSOE”) if it exists, then the use of third party evidence. If neither VSOE nor third party evidence exists, estimated selling price may be used. In addition, the guidance no longer permits the use of the residual method of allocation. Secondly, guidance was issued excluding software components essential to the functionality of tangible products from the scope of software revenue recognition. This new authoritative guidance requires expanded disclosures and became effective for the Company on January 1, 2011. The adoption of this guidance has not and is not expected to have a material impact on the Company’s consolidated results of operations or financial position in periods after initial adoption.
          In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. An entity has the option to present the components and total of net income and the components and total of other comprehensive income in one continuous statement or in two separate but consecutive statements. Regardless of presentation chosen, an entity is required to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance becomes effective for the Company on January 1, 2012. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

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
     We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended June 30, 2011 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          As of June 30, 2011, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 4. Controls and Procedures
          Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings. None
Item 1A. Risk Factors.
          For the six months ended June 30, 2011 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Approximate Dollar
				Value (in
			Total Number of	thousands) of
			Shares Purchased as	Shares that may yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased under
	Shares Purchased	per Share	Announced Program	the Program
April 1 to April 30, 2011	118,400	$172.67	118,400	$842,978
May 1 to May 31, 2011	116,955	$176.70	116,955	$822,310
June 1 to June 30, 2011	98,724	$160.89	98,724	$806,424
Total	334,079	$170.60	334,079	$806,424

          We have a share repurchase program, of which there is $806.4 million remaining to repurchase common shares as of June 30, 2011. We have purchased 17.9 million shares since the inception of the program through June 30, 2011.
          During the six months ended June 30, 2011 and 2010, we spent $114.2 million and $72.8 million on the repurchase of 688,079 and 662,999 shares at an average price per share of $165.92 and $109.78, respectively. We reissued 146,898 shares and 216,270 shares held in treasury for the exercise of stock options and restricted stock units for the six months ended June 30, 2011 and 2010, respectively. We also reissued 2,549 shares held in treasury during the six months ended June 30, 2010, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the six months ended June 30, 2011.
Item 3. Defaults Upon Senior Securities. None
Item 5. Other information. None

Item 6. Exhibits. See Exhibit Index below.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date: August 1, 2011	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002
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