Form 10-Q
period 2011-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2011-11-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
Commission File Number: 1-13595
Mettler-Toledo International Inc.
_______________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	13-3668641
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)
1900 Polaris Parkway
Columbus, Ohio 43240
and
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Switzerland
_________________________________________________________
 (Address of principal executive offices)
(Zip Code)

1-614-438-4511 and +41-44-944-22-11
________________________________________________________________________________
(Registrant's telephone number, including area code)

not applicable
______________________________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No ___

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer.  X  Accelerated filer __ Non-accelerated filer __ (Do not check if a smaller reporting company)Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

The Registrant had 31,584,112 shares of Common Stock outstanding at September 30, 2011.

METTLER-TOLEDO INTERNATIONAL INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Interim Consolidated Financial Statements:

	Interim Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010	3

	Interim Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010	4

	Interim Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	5

	Interim Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and twelve months ended December 31, 2010	6

	Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	7

	Notes to the Interim Consolidated Financial Statements at September 30, 2011	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	32

Item 5.	Other Information	32

Item 6.	Exhibits	32

SIGNATURE

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 2011 and 2010
(In thousands, except share data)
(unaudited)

	September 30, 2011	September 30, 2010
Net sales
Products	$479,241	$382,369
Service	121,873	107,844
Total net sales	601,114	490,213
Cost of sales
Products	214,483	169,196
Service	72,214	64,962
Gross profit	314,417	256,055
Research and development	30,068	24,992
Selling, general and administrative	185,832	145,303
Amortization	4,795	3,667
Interest expense	5,893	4,792
Restructuring charges	362	566
Other charges (income), net	409	(127)
Earnings before taxes	87,058	76,862
Provision for taxes	18,862	14,781
Net earnings	$68,196	$62,081

Basic earnings per common share:
Net earnings	$2.15	$1.87
Weighted average number of common shares	31,760,270	33,171,017

Diluted earnings per common share:
Net earnings	$2.09	$1.82
Weighted average number of common and common equivalent shares	32,664,482	34,027,191

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 2011 and 2010
(In thousands, except share data)
(unaudited)

	September 30, 2011	September 30, 2010
Net sales
Products	$1,305,636	$1,054,602
Service	355,332	320,811
Total net sales	1,660,968	1,375,413
Cost of sales
Products	571,449	458,297
Service	217,404	196,510
Gross profit	872,115	720,606
Research and development	86,024	70,562
Selling, general and administrative	519,264	423,919
Amortization	12,742	10,613
Interest expense	17,296	14,757
Restructuring charges	2,831	2,476
Other charges (income), net	2,285	857
Earnings before taxes	231,673	197,422
Provision for taxes	56,462	46,126
Net earnings	$175,211	$151,296

Basic earnings per common share:
Net earnings	$5.47	$4.52
Weighted average number of common shares	32,016,238	33,488,099

Diluted earnings per common share:
Net earnings	$5.31	$4.41
Weighted average number of common and common equivalent shares	32,990,000	34,318,582

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and December 31, 2010
(In thousands, except share data)
(unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$262,473	$447,577
Trade accounts receivable, less allowances of $12,520 at September 30, 2011 and $11,536 at December 31, 2010	398,402	368,936
Inventories	265,351	217,104
Current deferred tax assets, net	51,873	44,548
Other current assets and prepaid expenses	75,047	66,730
Total current assets	1,053,146	1,144,895
Property, plant and equipment, net	408,156	364,472
Goodwill	452,158	434,699
Other intangible assets, net	123,907	104,372
Non-current deferred tax assets, net	99,280	95,996
Other non-current assets	158,790	138,629
Total assets	$2,295,437	$2,283,063
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$167,919	$138,105
Accrued and other liabilities	108,442	100,793
Accrued compensation and related items	129,740	138,358
Deferred revenue and customer prepayments	103,169	86,746
Taxes payable	58,447	49,577
Current deferred tax liabilities	18,423	17,705
Short-term borrowings and current maturities of long-term debt	31,143	10,902
Total current liabilities	617,283	542,186
Long-term debt	550,554	670,301
Non-current deferred tax liabilities	130,354	124,523
Other non-current liabilities	177,837	174,469
Total liabilities	1,476,028	1,511,479
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 31,584,112 and 32,425,315 shares at September 30, 2011 and December 31, 2010, respectively	448	448
Additional paid-in capital	613,391	597,195
Treasury stock at cost (13,201,899 shares at September 30, 2011 and 12,360,696 shares at December 31, 2010)	(1,210,808)	(1,057,390)
Retained earnings	1,391,781	1,223,130
Accumulated other comprehensive income (loss)	24,597	8,201
Total shareholders’ equity	819,409	771,584
Total liabilities and shareholders’ equity	$2,295,437	$2,283,063

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Nine months ended September 30, 2011 and twelve months ended December 31, 2010
(In thousands, except share data)
(unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-in	Treasury	Retained	Comprehensive
	Shares	Amount	Capital	Stock	Earnings	Income (Loss)	Total
Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138
Exercise of stock options and restricted stock units	527,276	—	—	39,555	(19,100)	—	20,455
Other treasury stock issuances	2,549	—	—	183	87	—	270
Repurchases of common stock	(1,955,634)	—	—	(239,998)	—	—	(239,998)
Tax benefit resulting from exercise of certain employee stock options	—	—	10,776	—	—	—	10,776
Share-based compensation	—	—	12,385	—	—	—	12,385
Comprehensive income:
Net earnings	—	—	—	—	232,148	—	232,148
Net unrealized loss on cash flow hedging arrangements, net of tax	—	—	—	—	—	(6,410)	(6,410)
Change in currency translation adjustment, net of tax	—	—	—	—	—	31,647	31,647
Pension adjustment, net of tax	—	—	—	—	—	(827)	(827)
Total comprehensive income							256,558
Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted stock units	220,463	—	—	17,761	(6,560)	—	11,201
Repurchases of common stock	(1,061,666)	—	—	(171,179)	—	—	(171,179)
Tax benefit resulting from exercise of certain employee stock options	—	—	7,361	—	—	—	7,361
Share-based compensation	—	—	8,835	—	—	—	8,835
Comprehensive income:
Net earnings	—	—	—	—	175,211	—	175,211
Net unrealized loss on cash flow hedging arrangements, net of tax	—	—	—	—	—	(2,295)	(2,295)
Change in currency translation adjustment, net of tax	—	—	—	—	—	15,659	15,659
Pension adjustment, net of tax	—	—	—	—	—	3,032	3,032
Total comprehensive income (a)							191,607
Balance at September 30, 2011	31,584,112	$448	$613,391	$(1,210,808)	$1,391,781	$24,597	$819,409

(a) Total comprehensive income for the three months ended September 30, 2011 and 2010 was $28,538 and $107,609, respectively and $167,260 for the nine months ended September 30, 2010.

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2011 and 2010
(In thousands)
(unaudited)

	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net earnings	$175,211	$151,296
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,370	22,261
Amortization	12,742	10,613
Deferred tax provision	(9,753)	(7,392)
Excess tax benefits from share-based payment arrangements	(6,259)	(3,410)
Share-based compensation	8,835	9,051
Other	(574)	146
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(18,387)	(17,401)
Inventories	(38,318)	(41,614)
Other current assets	(8,173)	(9,259)
Trade accounts payable	24,211	15,108
Taxes payable	6,777	20,280
Accruals and other	7,982	55,591
Net cash provided by operating activities	177,664	205,270
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,402	157
Purchase of property, plant and equipment	(64,506)	(38,564)
Acquisitions	(34,662)	(12,557)
Other investing activities	(903)	—
Net cash used in investing activities	(97,669)	(50,964)
Cash flows from financing activities:
Proceeds from borrowings	65,993	93,697
Repayments of borrowings	(170,726)	(52,115)
Proceeds from stock option exercises	11,189	12,244
Repurchases of common stock	(171,179)	(148,794)
Excess tax benefits from share-based payment arrangements	6,259	3,410
Acquisition contingent consideration paid	(7,750)	—
Other financing activities	(111)	(6,941)
Net cash used in financing activities	(266,325)	(98,499)

Effect of exchange rate changes on cash and cash equivalents	1,226	2,046

Net (decrease) increase in cash and cash equivalents	(185,104)	57,853

Cash and cash equivalents:
Beginning of period	447,577	85,031
End of period	$262,473	$142,884

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited
(In thousands, except share data, unless otherwise stated)

1.	BASIS OF PRESENTATION
Mettler-Toledo International Inc. ("Mettler-Toledo" or the "Company") is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company's primary manufacturing facilities are located in China, Germany, Switzerland, the United Kingdom and the United States. The Company's principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland.
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.
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
At September 30, 2011 – Unaudited (Continued)
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
Inventories consisted of the following:

	September 30, 2011	December 31, 2010
Raw materials and parts	$111,143	$101,660
Work-in-progress	50,596	36,615
Finished goods	103,612	78,829
	$265,351	$217,104
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. The adoption of the recently issued goodwill impairment measurement guidance will not have a material impact on the Company's financial statements.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other intangible assets consisted of the following:

	September 30, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$95,673	$(17,981)	$80,674	$(15,968)
Proven technology and patents	42,627	(25,118)	36,262	(22,298)
Tradename (finite life)	4,059	(1,033)	2,420	(760)
Tradename (indefinite life)	25,102	—	23,634	—
Other	769	(191)	510	(102)
	$168,230	$(44,323)	$143,500	$(39,128)
The Company recognized amortization expense associated with the above intangible assets of $1.9 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively and $5.1 million and $4.6 million for the nine months ended September 30, 2011 and 2010, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $7.0 million for 2011, $7.4 million for 2012, $5.9 million for 2013, $5.8 million for 2014, $5.1 million for 2015 and $4.9 million for 2016. Purchased intangible amortization, net of tax was $1.1 million and $0.9 million for the three months ended September 30, 2011 and 2010, respectively and $2.9 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $2.9 million and $2.1 million for the three months ended September 30, 2011 and 2010, respectively and $7.6 million and $6.0 million for the nine months ended September 30, 2011 and 2010, respectively.
Revenue Recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have standalone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location. The adoption of the recently issued multiple-element arrangement guidance on January 1, 2011, has not and is not expected to have a material impact on the Company's financial statements.

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
At September 30, 2011 – Unaudited (Continued)
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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the nine months ended September 30 are as follows:

	September 30, 2011	September 30, 2010
Balance at beginning of period	$15,680	$15,856
Accruals for warranties	12,164	11,712
Foreign currency translation	291	(196)
Payments / utilizations	(11,399)	(11,984)
Balance at end of period	$16,736	$15,388

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.1 million and $8.8 million of share-based compensation expense for the three and nine months ended September 30, 2011, respectively, compared to $3.1 million and $9.1 million for the corresponding periods in 2010.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

3.	ACQUISITIONS
In August 2011, the Company acquired a vision inspection solutions business located in Germany for an aggregate purchase price of $19.4 million that will be integrated into the Company's product inspection product offering. The Company may be required to pay additional cash consideration up to a

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

maximum amount of $2.4 million related to an earn-out period. Goodwill recorded in connection with this acquisition totaled $10.9 million, which is included in the Company’s Western European Operations segment. The Company also recorded $13.3 million of identified intangibles primarily pertaining to tradename, customer relationships and technology.

In August 2011, the Company paid additional contingent cash consideration (previously accrued at the time of acquisition) of $7.8 million related to an earn-out associated with an acquisition in 2009. This payment is included in cash flows from financing activities in the consolidated statement of cash flows.

In March 2011, the Company completed acquisitions totaling $15.4 million, of which $12.0 million related to an X-ray inspection solutions business that will be integrated into the Company's product inspection product offering. Goodwill recorded in connection with these acquisitions totaled $4.4 million, of which $1.9 million is included in the Company's U.S. Operations segment and $2.5 million is included in the Company's Swiss Operations segment. The Company also recorded $9.9 million of identified intangibles pertaining to tradename, customer relationships and technology.

The weighted average amortization periods for the finite-lived intangibles purchased in 2011 are 15 years for tradename, 9 years for technology and 18 years for customer relationships.

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
Cash Flow Hedge
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which changed the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. During the nine months ended September 30, 2010, the Company settled $100 million of its original $200 million arrangement, resulting in expense of $0.6 million being reclassified from other comprehensive income to interest expense. The swap is recorded in other non-current liabilities in the consolidated balance sheet at its fair value at September 30, 2011 and December 31, 2010 of $9.5 million and $5.8 million, respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $0.8 million for the three month period ended September 30, 2011 and $2.3 million and$0.6 million for the nine month periods ended September 30, 2011 and 2010, respectively. No reclassification occurred for the three month period ended September 30, 2010. The amount recognized in other comprehensive income (loss) during the three month periods ended September 30, 2011 and 2010 was a loss of $2.7 million and $3.5 million, respectively, and during the nine month periods ended September 30, 2011 and 2010 was a loss of $3.6 million and $12.2 million, respectively. A net after tax derivative loss of $1.8 million based upon interest rates at September 30, 2011, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2011 no hedge ineffectiveness has

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

occurred in relation to this hedge.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments”. Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at September 30, 2011 and December 31, 2010 in other current assets of $0.1 million and $1.8 million, respectively, and other liabilities of $1.2 million and $0.3 million, respectively. The Company recognized in other charges (income), net a loss of $3.2 million during the three month period and a gain of $1.2 million during the nine month period ended September 30, 2011, respectively. The Company recognized a net gain of $2.1 million and a net loss of $2.5 million during the three and nine month periods ended September 30, 2010, respectively. At September 30, 2011 and December 31, 2010, these contracts had a notional value of $94.4 million and $99.3 million, respectively.

5.	FAIR VALUE MEASUREMENTS
At September 30, 2011 and December 31, 2010, the Company had derivative assets totaling $0.1 million and $1.8 million, respectively, and derivative liabilities totaling $10.6 million and $6.1 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2011 and December 31, 2010.
At September 30, 2011 and December 31, 2010, the Company had $11.3 million and $243.5 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

	September 30, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$11,267	$—	$11,267	$—	$243,514	$230,000	$13,514	$—
Foreign currency forward contracts	149	—	149	—	1,763	—	1,763	—
Total	$11,416	$—	$11,416	$—	$245,277	$230,000	$15,277	$—

Liabilities:
Interest rate swap agreement	$9,455	$—	$9,455	$—	$5,842	$—	$5,842	$—
Foreign currency forward contracts	1,152	—	1,152	—	305	—	305	—
Total	$10,607	$—	$10,607	$—	$6,147	$—	$6,147	$—

6.	INCOME TAXES
The provision for taxes for both the three and nine month periods ended September 30, 2011 is based upon the Company’s projected annual effective rate of 26% before discrete tax items.

During the third quarter of 2011, the Company recorded discrete tax items resulting in a net tax benefit of $3.8 million primarily related to the favorable resolution of certain prior year tax matters. The impact of these items decreased the effective tax rate to 22% and 24% for the three and nine month periods ended September 30, 2011, respectively.

During the third quarter of 2010, the Company recorded discrete tax items resulting in a net tax benefit of $5.2 million primarily related to the favorable resolution of certain prior year tax matters. The impact of these items decreased the effective tax rate to 19% and 20% for the three and nine month periods ended September 30, 2010, respectively.

7.	DEBT
Debt consisted of the following at September 30, 2011:

	September 30, 2011
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
Credit facility	401,100	49,454	450,554
Other local arrangements	—	31,143	31,143
Total debt	501,100	80,597	581,697
Less: current portion	—	(31,143)	(31,143)
Total long-term debt	$501,100	$49,454	$550,554
As of September 30, 2011, the Company had $493.0 million of availability remaining under the credit facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $2.25 billion share repurchase program, of which there is $749.4 million remaining to repurchase common shares as of September 30, 2011. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 18.3 million shares since the inception of the program through September 30, 2011.
During the nine months ended September 30, 2011 and 2010, the Company spent $171.2 million and $148.8 million on the repurchase of 1,061,666 shares and 1,310,936 shares at an average price per share of $161.22 and $113.48, respectively. The Company reissued 220,463 shares and 281,897 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2011 and 2010, respectively. The Company also reissued 2,549 shares held in treasury during the nine months ended September 30, 2010, pursuant to its 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the nine months ended September 30, 2011.

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, solely relating to outstanding stock options and restricted stock units:

	2011	2010
Three months ended	904,212	856,174
Nine months ended	973,762	830,483
Outstanding options and restricted stock units to purchase or receive 161,326 and 515,828 shares of common stock for the three month periods ended September 30, 2011 and 2010, respectively, and options and restricted stock units to purchase or receive 168,390 and 585,426 shares of common stock for the nine month periods ended September 30, 2011 and 2010, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost, net	$83	$66	$3,746	$3,055	$76	$74
Interest cost on projected benefit obligations	1,606	1,610	6,472	5,592	183	189
Expected return on plan assets	(1,875)	(1,727)	(9,118)	(7,379)	—	—
Net amortization and deferral	—	—	(404)	(324)	—	(168)
Recognition of actuarial losses/(gains)	1,276	1,324	288	266	(173)	(184)
Net periodic pension cost/(credit)	$1,090	$1,273	$984	$1,210	$86	$(89)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2011	2010	2011	2010	2011	2010
Service cost, net	$248	$198	$10,693	$9,323	$228	$221
Interest cost on projected benefit obligations	4,817	4,829	18,667	16,563	548	568
Expected return on plan assets	(5,624)	(5,180)	(25,970)	(21,588)	—	—
Net amortization and deferral	—	—	(1,130)	(932)	(519)	(503)
Recognition of actuarial losses/(gains)	3,827	3,973	864	796	—	(552)
Recognition of settlement/curtailment losses, net	—	—	—	58	—	—
Net periodic pension cost/(credit)	$3,268	$3,820	$3,124	$4,220	$257	$(266)

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
A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2011 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2010	$7,721	$135	$7,856
Restructuring charges	2,441	390	2,831
Cash payments	(3,602)	(501)	(4,103)
Impact of foreign currency	101	—	101
Balance at September 30, 2011	$6,661	$24	$6,685

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

13.	SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ending December 31, 2010, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2011	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$173,449	$20,160	$193,609	$33,139	$307,631
Swiss Operations	38,945	109,015	147,960	29,687	23,988
Western European Operations	173,367	27,693	201,060	26,273	104,823
Chinese Operations	105,053	26,866	131,919	27,065	707
Other (a)	110,300	1,981	112,281	15,058	15,009
Eliminations and Corporate (b)	—	(185,715)	(185,715)	(32,705)	—
Total	$601,114	$—	$601,114	$98,517	$452,158

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2011	Customers	Segments	Sales	Profit
U.S. Operations	$488,678	$58,260	$546,938	$86,303
Swiss Operations	102,769	301,766	404,535	80,745
Western European Operations	493,646	79,370	573,016	65,349
Chinese Operations	275,611	91,636	367,247	82,197
Other (a)	300,264	4,316	304,580	35,165
Eliminations and Corporate (b)	—	(535,348)	(535,348)	(82,932)
Total	$1,660,968	$—	$1,660,968	$266,827

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2010	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$158,363	$13,856	$172,219	$30,860	$319,145
Swiss Operations	27,147	85,307	112,454	22,857	19,732
Western European Operations	138,670	23,444	162,114	17,001	95,137
Chinese Operations	81,211	30,238	111,449	26,333	666
Other (a)	84,822	1,278	86,100	9,341	13,652
Eliminations and Corporate (b)	—	(154,123)	(154,123)	(20,632)	—
Total	$490,213	$—	$490,213	$85,760	$448,332

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2010	Customers	Segments	Sales	Profit
U.S. Operations	$445,820	$42,800	$488,620	$85,343
Swiss Operations	76,270	238,217	314,487	61,253
Western European Operations	414,738	65,098	479,836	51,633
Chinese Operations	208,809	77,060	285,869	65,086
Other (a)	229,776	2,955	232,731	19,962
Eliminations and Corporate (b)	—	(426,130)	(426,130)	(57,152)
Total	$1,375,413	$—	$1,375,413	$226,125

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)
Goodwill as of September 30, 2011 includes additions of $10.9 million in Western European Operations related to an acquisition in the third quarter of 2011 and additions of $1.9 million in U.S. Operations and $2.5 million in Swiss Operations related to acquisitions in the first quarter of 2011. See Note 3 for additional information. Goodwill as of September 30, 2010 included an addition of $7.4 million in Western European Operations related to our acquisition of a pipette distributor in the first quarter of 2010. Other goodwill changes are primarily related to foreign currency fluctuations.

A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
Earnings before taxes	$87,058	$76,862	$231,673	$197,422
Amortization	4,795	3,667	12,742	10,613
Interest expense	5,893	4,792	17,296	14,757
Restructuring charges	362	566	2,831	2,476
Other charges (income), net	409	(127)	2,285	857
Segment profit	$98,517	$85,760	$266,827	$226,125

During the three months ended September 30, 2011, restructuring charges of $0.4 million were recognized, of which $0.2 million, $0.1 million, and $0.1 million related to the Company’s U.S., Western European, and Chinese operations, respectively. Restructuring charges of $0.6 million were recognized during the three months ended September 30, 2010, of which $0.1 million, $0.4 million, and $0.1 million related to the Company’s U.S., Western European and Chinese operations, respectively. Restructuring charges of $2.8 million were recognized during the nine months ended September 30, 2011, of which $0.7 million, $0.2 million, $1.4 million, $0.2 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese and Other operations, respectively. Restructuring charges of $2.5 million were recognized during the nine months ended September 30, 2010, of which $0.2 million, $0.6 million, $0.3 million and $1.4 million related to the Company’s U.S., Western European, Chinese and Other operations, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2011 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011. We have enjoyed strong local currency organic sales growth in 2010 and 2011. We expect our local currency organic sales growth to slow in the coming quarters as global economic forecasts indicate economic growth is expected to slow, and we will face more difficult comparisons. If the global economy were to fall into recessionary conditions, we would expect our sales to be adversely impacted and a year on year decline in sales may occur. It is currently difficult to predict the extent to which our results may be adversely affected.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2011 and 2010 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$601,114	100.0	$490,213	100.0	$1,660,968	100.0	$1,375,413	100.0
Cost of sales	286,697	47.7	234,158	47.8	788,853	47.5	654,807	47.6
Gross profit	314,417	52.3	256,055	52.2	872,115	52.5	720,606	52.4
Research and development	30,068	5.0	24,992	5.1	86,024	5.2	70,562	5.1
Selling, general and administrative	185,832	30.9	145,303	29.6	519,264	31.3	423,919	30.8
Amortization	4,795	0.8	3,667	0.7	12,742	0.8	10,613	0.8
Interest expense	5,893	1.0	4,792	1.0	17,296	1.0	14,757	1.1
Restructuring charges	362	—	566	0.1	2,831	0.2	2,476	0.2
Other charges (income), net	409	0.1	(127)	—	2,285	0.1	857	—
Earnings before taxes (a)	87,058	14.5	76,862	15.7	231,673	13.9	197,422	14.4
Provision for taxes (b)	18,862	3.1	14,781	3.0	56,462	3.4	46,126	3.4
Net earnings (a)	$68,196	11.4	$62,081	12.7	$175,211	10.5	$151,296	11.0

(a) The decrease in earnings before taxes and net earnings as a percentage of sales as compared to the previous year for the three and nine months ended September 30, 2011 is primarily related to the impact of unfavorable currency exchange rate fluctuations.

(b) Discrete tax items for both the three and nine months ended September 30, 2011 and September 30, 2010 include a net tax benefit of $3.8 million and $5.2 million, respectively, primarily related to the favorable resolution of certain prior year tax matters.

Net sales
Net sales were $601.1 million and $1.7 billion for the three and nine months ended September 30, 2011, respectively, compared to $490.2 million and $1.4 billion for the corresponding periods in 2010. This represents an increase in U.S. dollars of 23% and 21% for the three and nine months ended September 30, 2011. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 15% and 14%, respectively, for the three and nine months ended September 30, 2011. Acquisitions/divestitures, net contributed approximately 1% to our net sales growth for the three months ended September 30, 2011.
Net sales by geographic destination for the three and nine months ended September 30, 2011, in U.S. dollars increased 11% for both periods in the Americas, 28% and 24% in Europe and 30% and 29% in Asia/Rest of World.
In local currencies, our net sales by geographic destination increased 10% for both periods in the Americas, 16% and 14% in Europe and 21% for both periods in Asia/Rest of World. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2010, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased in U.S. dollars by 25% and 24% for the three and nine months ended September 30, 2011, respectively, and in local currencies by 18% and 17%, respectively, compared to the corresponding prior periods. Service revenue (including spare parts) in U.S. dollars increased 13% and 11% during the three and nine months ended September 30, 2011, respectively, and increased in local currencies by 6% and 5% during the three and nine months ended September 30, 2011, respectively, compared to the corresponding prior periods.
Net sales of our laboratory-related products, which represented approximately 45% of our total net sales for both the three and nine months ended September 30, 2011, increased 20% and 18% in U.S. dollars and increased 12% and 10% in local currencies during the three and nine months ended September 30, 2011, respectively. The increase for the three and nine months ended September 30, 2011 includes particularly strong results in analytical instruments and process analytics products.
Net sales of our industrial-related products, which represented approximately 45% of our total net sales for both the three and nine months ended September 30, 2011, increased 29% and 27% in U.S. dollars and increased 22% and 21% in local currencies during the three and nine months ended September 30, 2011, respectively. We experienced strong sales growth across most product categories and geographies. Acquisitions contributed approximately 4% and 2% to our net sales growth of industrial-related products for the three and nine months ended September 30, 2011, respectively.
Net sales in our food retailing markets, which represented approximately 10% of our total net sales for both the three and nine months ended September 30, 2011, increased 8% and 6% in U.S. dollars and increased 2% and 1% in local currencies during the three and nine months ended September 30, 2011, respectively, primarily due to growth in Europe related to increased project activity, offset in part by decreased sales in the U.S. Food retailing sales were reduced by approximately 5% and 6% for the three and nine months ended September 30, 2011, respectively, due to product line exits.
Gross profit
Gross profit as a percentage of net sales was 52.3% and 52.5% for the three and nine months ended September 30, 2011, respectively, compared to 52.2% and 52.4% for the corresponding periods in 2010.
Gross profit as a percentage of net sales for products was 55.1% and 56.2% for the three and nine months ended September 30, 2011, respectively, compared to 55.8% and 56.5% for the corresponding periods in 2010.
Gross profit as a percentage of net sales for services (including spare parts) was 40.7% and 38.8% for the three and nine months ended September 30, 2011, respectively, compared to 39.8% and 38.7% for the corresponding periods in 2010.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2011 primarily reflects benefits from increased sales volume, pricing and operating efficiencies. These results were partly offset by unfavorable currency rate changes, unfavorable business mix and increased material costs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.0% and 5.2% for the three and nine months ended September 30, 2011, respectively, compared to 5.1% for both the corresponding periods during 2010. Research and development expenses increased 20% and 22% in U.S. dollars and increased 6% and 9% in local currencies, during the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010 relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 30.9% and 31.3% for the three and nine months ended September 30, 2011, respectively, compared to 29.6% and 30.8% in the corresponding periods during 2010. Selling, general and administrative expenses increased 28% and 22% in U.S. dollars and increased 17% and 14% in local currencies, during the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase is primarily due to increased sales and marketing investments (especially in emerging markets), costs related to our Blue Ocean program, a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system, higher variable compensation and acquisition-related expenses.
Interest expense, other charges (income), net and taxes
Interest expense was $5.9 million and $17.3 million for the three and nine months ended September 30, 2011, respectively, and $4.8 million and $14.8 million for the corresponding periods in 2010. The increase in interest expense for the three and nine month periods ended September 30, 2011 is primarily a result of additional borrowings during the fourth quarter of 2010, in order to facilitate foreign earnings repatriation.
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. The increase in other charges (income), net for the three and nine months ended September 30, 2011 of $0.5 million and $1.4 million, respectively, compared to the prior year was primarily due to unfavorable foreign currency fluctuations.
The provision for taxes for both the three and nine month periods ended September 30, 2011 is based upon the Company’s projected annual effective rate of 26% before discrete tax items. During the third quarter of 2011, we recorded discrete tax items resulting in a net tax benefit of $3.8 million primarily related to the favorable resolution of certain prior year tax matters. The net impact of these items decreased the effective tax rate to 22% and 24% for the three and nine months ended September 30, 2011. During the third quarter of 2010, we recorded discrete tax items resulting in a net tax benefit of $5.2 million primarily related to the favorable resolution of certain prior year tax matters. The net impact of these items decreased the effective tax rate to 19% and 20% for the three and nine months ended September 30, 2010. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S.

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
U.S. Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$193,609	$172,219	12%	$546,938	$488,620	12%
Net sales to external customers	$173,449	$158,363	10%	$488,678	$445,820	10%
Segment profit	$33,139	$30,860	7%	$86,303	$85,343	1%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 12% for both the three and nine months ended September 30, 2011, respectively, and net sales to external customers increased 10% for both the three and nine months ended September 30, 2011, respectively, compared with the corresponding periods in 2010. The increase in total net sales and net sales to external customers for the three and nine months ended September 30, 2011 reflects strong growth in most categories, especially product inspection, process analytics and core-industrial products, offset in part by reduced sales in food retailing. Acquisitions/divestitures, net contributed approximately 1% to our segment net sales growth for the three months ended September 30, 2011. The nine months ended September 30, 2011 also reflects particularly strong growth in analytical instruments and laboratory balances.
Segment profit increased $2.3 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit was primarily due to increased sales volume, partially offset by a product line exit, as well as business transfers to other operating segments, investments in sales and marketing, expenses related to our Blue Ocean program and increased product costs.
Swiss Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$147,960	$112,454	32%	$404,535	$314,487	29%
Net sales to external customers	$38,945	$27,147	43%	$102,769	$76,270	35%
Segment profit	$29,687	$22,857	30%	$80,745	$61,253	32%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 32% and 29% in U.S. dollars for the three and nine months ended September 30, 2011, respectively. Total net sales in local currency increased 5% for the three month period ended September 30, 2011 and increased 6% for the nine month period ended September 30, 2011, compared to the corresponding periods in 2010. Net sales to external customers increased 43% and 35% in U.S. dollars and 14% and 10% in local currency during the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in local currency total net sales for the three and nine month periods ended September 30, 2011 includes strong growth in most product categories. The increase in local currency net sales to external customers for the three months ended September 30, 2011 includes strong growth in analytical instruments. The increase in local currency net sales to external customers for the nine months ended September 30, 2011 also reflects particularly strong growth in process analytics and core-industrial products.

Segment profit increased $6.8 million and $19.5 million for the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit is primarily due to increased sales volume, partially offset by unfavorable currency translation fluctuations.
Western European Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$201,060	$162,114	24%	$573,016	$479,836	19%
Net sales to external customers	$173,367	$138,670	25%	$493,646	$414,738	19%
Segment profit	$26,273	$17,001	55%	$65,349	$51,633	27%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 24% and 19% in U.S. dollars and 13% and 11% in local currency during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. Net sales to external customers increased 25% and 19% in U.S. dollars and increased 14% and 10% in local currency for the same periods versus the prior year comparable periods. The increase in total net sales and net sales to external customers for the three and nine months ended September 30, 2011 reflect strong sales growth across most product categories. Acquisitions contributed approximately 2% and 1% to our segment net sales growth for the three and nine months ended September 30, 2011, respectively.

Segment profit increased $9.3 million and $13.7 million for the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit for the three and nine months ended September 30, 2011 resulted primarily from increases in sales volume, pricing and favorable currency translation fluctuations.
Chinese Operations (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$131,919	$111,449	18%	$367,247	$285,869	28%
Net sales to external customers	$105,053	$81,211	29%	$275,611	$208,809	32%
Segment profit	$27,065	$26,333	3%	$82,197	$65,086	26%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 18% and 28% in U.S. dollars and increased 12% and 23% in local currency during the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010. Net sales to external customers increased 29% and 32% in U.S. dollars and increased 23% and 26% in local currency during the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010. The increase in total net sales and net sales to external customers for the three and nine month periods ended September 30, 2011 is due to strong sales growth in most product categories.

Segment profit increased $0.7 million and $17.1 million for the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit for both the three and nine month periods ended September 30, 2011 includes the benefits of increased sales volume, partially offset by investments in sales and marketing, costs related to our Chinese Blue Ocean implementation, higher inter-segment expenses and increased product costs.

Our Chinese operations went live on our Blue Ocean program during the third quarter of 2011. Our Chinese operations account for approximately 16% of our consolidated net sales to external customers and approximately 30% of our global production with approximately 2,400 users on the system. We could suffer disruptions in operations, customer-facing activities and financial reporting as a result of our continued integration efforts. Such disruptions could harm our reputation and financial condition.

Other (amounts in thousands)

	Three months ended September 30			Nine months ended September 30
	2011	2010	%1)	2011	2010	%1)
Total net sales	$112,281	$86,100	30%	$304,580	$232,731	31%
Net sales to external customers	$110,300	$84,822	30%	$300,264	$229,776	31%
Segment profit	$15,058	$9,341	61%	$35,165	$19,962	76%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 30% and 31% in US dollars and increased 17% and 22% in local currency during the three and nine month periods ended September 30, 2011, respectively, compared to the corresponding periods in 2010. Net sales to external customers in U.S. dollars increased 30% and 31% and increased 17% and 22% in local currency during the three and nine months ended September 30, 2011, respectively, as compared to the corresponding periods in 2010. The increase in total net sales and net sales to external customers reflects strong sales growth across most product lines and geographies.

Segment profit increased $5.7 million and $15.2 million for the three and nine months ended September 30, 2011, respectively, compared to the corresponding periods in 2010. The increase in segment profit is primarily due to increased sales volume.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $177.7 million during the nine months ended September 30, 2011, compared to $205.3 million in the corresponding period in 2010. The decrease in 2011 resulted principally from increased incentive payments of approximately $39 million related to previous year performance-related compensation incentives, as well as increased inventory balances and the timing of tax payments, partially offset by increased net earnings.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $64.5 million for the nine months ended September 30, 2011 compared to $38.6 million in the corresponding period in 2010. Our capital expenditures during the nine months ended September 30, 2011 included approximately $40.6 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $17.4 million during the prior year comparable period.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In August 2011, we acquired a leader in vision inspection technology for end-of-line packaging systems located in Germany that will be integrated into our product inspection product offering for an aggregate purchase price of $19.4 million. We may be required to pay additional cash consideration up to a maximum amount of $2.4 million related to an earn-out period. We also paid additional contingent cash consideration (previously accrued at the time of acquisition) of $7.8 million in the third quarter of 2011 related to an earn-out associated with an acquisition in 2009. This payment is included in cash flows from financing activities in the consolidated statement of cash flows. During the first quarter of 2011, we completed acquisitions totaling $15.4 million, of which $12.0 million related to an X-ray inspection solutions business that will be integrated into our product inspection product offering. We paid approximately $14.5 million for these acquisitions during the first quarter 2011. During the first quarter 2010 we spent approximately $12.5 million related to the acquisition of our pipette distributor in the United Kingdom.

We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of September 30, 2011, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2011:

	September 30, 2011
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
Credit facility	401,100	49,454	450,554
Other local arrangements	—	31,143	31,143
Total debt	501,100	80,597	581,697
Less: current portion	—	(31,143)	(31,143)
Total long-term debt	$501,100	$49,454	$550,554

As of September 30, 2011, approximately $493.0 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

Share Repurchase Program
We have a $2.25 billion share repurchase program, of which there is $749.4 million remaining to repurchase common shares as of September 30, 2011. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 18.3 million shares since the inception of the program through September 30, 2011.
During the nine months ended September 30, 2011 and 2010, we spent $171.2 million and $148.8 million on the repurchase of 1,061,666 shares and 1,310,936 shares at an average price per share of $161.22 and $113.48, respectively. We reissued 220,463 shares and 281,897 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended

September 30, 2011 and 2010, respectively. We also reissued 2,549 shares held in treasury during the nine months ended September 30, 2010, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the nine months ended September 30, 2011.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past, and recently the Swiss franc has strengthened against the euro. The exchange rate between the Swiss franc and the euro was 1.22 for the nine months ended September 30, 2011 as compared to 1.40 for the prior corresponding period reflecting a 13% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc to the euro is 1.22 as of October 31, 2011, which compares to 1.33 during the period of October 1 to December 31, 2010, reflecting an 8% strengthening of the Swiss franc against the euro. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.6 million to $2.2 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2011, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $9.0 million in the reported U.S. dollar value of the debt.
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
In September 2011, the FASB issued authoritative guidance on the measurement of goodwill for impairment. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The Company elected to adopt this guidance upon issuance. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

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
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended September 30, 2011 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2011, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

In the third quarter of 2011, our Chinese operations went live on our Blue Ocean program. As a result of the go-live, certain internal controls have changed. Management has taken steps to ensure appropriate controls were designed and operating as part of the go-live process. This initiative is not in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2011 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program

July 1 to July 31, 2011	90,900	$166.67	90,900	$791,272
August 1 to August 31, 2011	163,956	$145.66	163,956	$767,387
September 1 to September 30, 2011	118,731	$151.27	118,731	$749,424
Total	373,587	$152.55	373,587	$749,424

We have a share repurchase program, of which there is $749.4 million remaining to repurchase common shares as of September 30, 2011. We have purchased 18.3 million shares since the inception of the program through September 30, 2011.
During the nine months ended September 30, 2011 and 2010, we spent $171.2 million and $148.8 million on the repurchase of 1,061,666 and 1,310,936 shares at an average price per share of $161.22 and $113.48, respectively. We reissued 220,463 shares and 281,897 shares held in treasury for the exercise of stock options and restricted stock units for the nine months ended September 30, 2011 and 2010, respectively. We also reissued 2,549 shares held in treasury during the nine months ended September 30, 2010, pursuant to our 2007 Share Plan which extends certain eligible employees the option to receive a percentage of their annual cash incentive in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the nine months ended September 30, 2011.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	November 4, 2011	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith