Form 10-K
period 2011-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2012-02-13
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-13595
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).  Yes ☐     No ☑
As of February 1, 2012 there were 31,487,342 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2011 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011) was approximately $5.4 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2012	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2011

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
These statements involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended December 31, 2011, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this annual report on Form 10-K for the fiscal year ended December 31, 2011 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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
Our business is geographically diversified, with net sales in 2011 derived 37% from Europe, 34% from North and South America and 29% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 45% of our net sales in 2011 and 46% in both 2010 and 2009.
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

Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food and other industries. In addition, we manufacture metal detection and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 45% of our net sales in 2011, 43% in 2010 and 42% in 2009.

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
Product Inspection
Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line product inspection systems (e.g., for use in food processing and packaging, pharmaceutical and other industries). We are a leading global provider of metal detectors, x-ray and camera-based visioning equipment and checkweighers that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection helps detect non-metallic contamination, such as glass, stones and pits, which enter the manufacturing process for similar reasons. Our x-ray systems can also detect metal in metallized containers and can be used for mass control. We also provide camera-based vision inspection solutions that provide in-line inspection of package quality and content and enable our customers to implement traceability and serialization tracking, which are needs for food and beverage, consumer goods and pharmaceutical companies. Checkweighers are used to control the filling content of packaged goods such as food, pharmaceuticals and cosmetics. Both x-ray and metal detection systems may be used together with checkweighers as components of integrated packaging lines. FreeWeigh.Net is our statistical and quality control software that optimizes package filling, monitors weight-related data and integrates it in real time into customers’ enterprise resource planning and/or process control systems.
Retail Weighing Solutions
Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. Customer benefits are in the areas of pricing, merchandising, inventory management and regulatory compliance. Our instruments have been expanded to allow in-store marketing which permits customers to make more decisions at the point of sale. The retail business accounted for approximately 10% of our net sales in 2011, 11% in 2010 and 12% in 2009.
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
We have a diversified customer base, with no single customer accounting for more than 2% of 2011 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2011, our sales and service group consisted of approximately

6,000 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 35 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business remains successful with a focus on repair and preventative maintenance services as well as further expansion of our offerings to include value-added services for a range of market needs, including regulatory compliance qualification, calibration and certification. We have a unique offering to our pharmaceutical customers in promoting use of our instruments in compliance with FDA regulations, and we can provide these services regardless of the customer’s location around the world. This global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, repairs and replacement parts) accounted for approximately 21% of our net sales in 2011, 23% in 2010 and 25% in 2009. A significant portion of this amount is derived from the sale of replacement parts.
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
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $302.8 million in research and development ($116.1 million in 2011, $97.0 million in 2010 and $89.7 million in 2009). In 2011, we spent approximately 5% of net sales on research and development. Our research and development efforts fall into two categories:

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
We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have approximately 1,125 employees in research and development and product engineering in countries around the globe.

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

Employees
Our total workforce including employees and temporary personnel as of December 31, 2011 was approximately 12,000 throughout the world, including approximately 4,600 in Europe, 3,200 in North and South America and 4,200 in Asia and other countries.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.
Sustainability
We believe a sustainable business is one positioned for long-term growth and for us it defines our approach to decision making, from how we manage our impact on the environment to our relationships with employees, customers and shareholders.  We produced our first sustainability report during 2011 which outlined our GreenMT program which was launched in 2010 to improve our understanding of how our business affects the environment. We have gathered data to understand the magnitude of the global greenhouse gas or CO2 footprint generated not only by our fuel and electricity use, but also the products we sell and our use of supply chains.  We are now working to establish goals and will start to make reductions in these emissions.  This includes new ways of managing our vehicle fleets, incorporating new design features into our products, improving the energy efficiency of our buildings and processes and looking at how we source the electricity we use in our facilities. We think these efforts will produce a favorable impact on the environment as well as potential savings in future periods.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a new global operating model, with standardized, automated and integrated processes, with high levels of global data transparency. It will encompass a new enterprise architecture, with a global, single instance ERP system. Within our IT systems we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes will proceed on a staggered basis over a multi year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss and Chinese operations and now have approximately one-third of the program completed as measured in users. We expect to implement Germany and the United States over the next two years and will then have more than half of the Company's users on the system. Incremental capital expenditures for the Blue Ocean program are approximately $30 million annually. This amount may change based upon fluctuations in currency exchange rates. We expect the return on this investment when complete to include improved realized pricing, reduced operating costs and working capital requirements.
Intellectual Property
We hold over 4,500 patents and trademarks (including pending applications), primarily in the United States, Switzerland, Germany, the United Kingdom, Italy, France, Japan, China, South Korea, Brazil and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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

We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC (“MT”) known as Hi-Speed Checkweigher Co., Inc. (“Hi-Speed”) was one of two private parties ordered by the New Jersey Department of Environmental Protection (“NJDEP”), in an administrative consent order (“ACO”) signed on June 13, 1988, to investigate and remediate certain ground water contamination at certain property in Landing, New Jersey. After the other party ordered under this ACO failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the ACO. Residual ground water contamination at this site is now within a Classification Exception Area (“CEA”) which NJDEP has approved and within which MT oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. In 2010, testing of indoor air at certain buildings within the site led to the installation of a vapor intrusion mitigation system at one building. We estimate that the costs of compliance associated with the site over the next several years will approximate $0.5 million.
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
Our website also contains copies of the following documents that can be downloaded free of charge:

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Code of Conduct

•	Sustainability Report
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
Although the percentage of our sales coming from emerging markets is growing, the majority of our business is still derived from companies in developed countries. Economic instability in many parts of the world, including the potential for a sovereign debt crisis in the European Union and the United States, continues to be a situation that we are monitoring closely. Concerns regarding this potential financial crisis on financial institutions globally would likely have an adverse effect on the global capital markets. More specifically, an escalation of the European debt crisis could have the following adverse effects:

•	A substantial drop in demand for our products because of the basic inability of companies to complete commercial transactions

•	Severe limits on the ability of our Company, our customers, suppliers and lenders to finance their respective businesses

•	Unavailability of liquidity at acceptable financing costs, if at all

•	The inability to obtain materials and supplies

•	Potential devaluation and/or impairment of assets

•	Increased accounts receivable write-offs

•	Difficulty in collecting accounts receivables

•	Potential disputes about the currency of payment under various contractual arrangements for the purchases and sales of goods and services

•	Increased foreign exchange rate volatility that could result in unexpected changes in profitability and cash flow

Because our customers often decrease or delay capital expenditures in uncertain or difficult economic times, economic downturns or recessions in developed countries adversely affect our operating results. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. These conditions would reduce our revenues and profitability.
Concerns regarding the European debt crisis and market perception concerning the instability of the euro could affect our operating profits.
We conduct business in many countries that use the euro as their currency (the Eurozone). Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro, and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.
These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in affect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse affect on the global capital markets, and more specifically on the ability of our Company, our customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for our products.
We are subject to certain risks associated with our international operations and fluctuating conditions in emerging markets.
We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for $388.6 million of sales to external customers, approximately 30% of our global production, and $120.9 million of segment profit during 2011. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•
nationalization of private enterprises which may result in the confiscation of assets as we hold significant assets around the world in the form of property, plant and equipment, inventory and accounts receivable, as well as $68.4 million of cash at December 31, 2011 in our Chinese subsidiaries;

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
While business activity in emerging markets improved during 2011, fluctuating economic conditions may continue to affect our results of operations in these markets for the foreseeable future. Certain emerging markets have also experienced currency devaluations and inflationary prices. Economic problems in individual markets can also spread to other economies, adding to the adverse conditions we may face in emerging markets. We remain committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. However, fluctuating economic conditions may adversely affect our results of operations in these markets.
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
We are vulnerable to system failures, including those that may be related to cyber security attacks, which could harm our business.
We rely on our technology infrastructure, among other functions, to interact with suppliers, sell our products and services, support our customers, fulfill orders and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in, among other consequences, interruptions in our services or unauthorized disclosure of confidential information, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our services as a result of system failures.
We also are in the process of implementing our Blue Ocean program, a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. The implementation of this program will proceed on a staggered basis over a multi year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss and Chinese operations and now have approximately one-third of the program completed as measured in users. We expect to implement Germany and the United States over the next two years and will then have more than half of the Company's users on the system. If the implementation of any unit is flawed, we could suffer interruptions in operations and customer-facing activities which could harm our reputation and financial condition, or cause us to lose data, experience reduced functionality or have delays in reporting financial information. It may take us longer to implement the Blue Ocean program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation of Blue Ocean will increase our reliance on a single information technology system which would have greater consequences should we experience a system disruption.
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
As of December 31, 2011, our consolidated balance sheet included goodwill of $447.7 million and other intangible assets of $121.4 million.
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
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past, and recently the Swiss franc has strengthened against the euro. The average exchange rate between the Swiss franc and the euro was 1.23 during 2011 as compared to 1.39 for the prior year, reflecting a 12% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc to the euro is 1.21 as of February 8, 2012, reflecting a 2% strengthening of the Swiss franc against the euro as compared to 2011. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.6 million to $2.2 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2011, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $4.4 million in the reported U.S. dollar value of the debt.
We have debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.
We have debt and we may incur substantial additional debt in the future. As of December 31, 2011, we had total indebtedness of approximately $269.4 million, net of cash of $235.6 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $870 million. Our credit facility is provided by a group of 16 financial institutions, who individually have between 1% and 14% of the total funding commitment. At December 31, 2011, we had borrowings of $376.7 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $870 million.
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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Cambridge, England	Owned	Western European Operations
Manchester, England	Leased	Western European Operations
Viroflay, France (two facilities)	Building Owned	Western European Operations
Building Leased
Albstadt, Germany	Owned	Western European Operations
Giessen, Germany	Owned	Western European Operations
Oslo, Norway	Leased	Western European Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Leased	U.S. Operations
Bedford, Massachusetts	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Mumbai, India (two facilities)	Buildings Leased	Other Operations

Item 3.	Legal Proceedings
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

	Common Stock Price Range
	High	Low
2011
Fourth Quarter	$167.13	$130.12
Third Quarter	$175.28	$131.91
Second Quarter	$191.95	$157.13
First Quarter	$177.07	$147.23
2010
Fourth Quarter	$157.55	$123.28
Third Quarter	$124.44	$108.42
Second Quarter	$126.70	$107.42
First Quarter	$110.31	$94.10
Holders
At February 1, 2012, there were 90 holders of record of common stock and 31,487,342 shares of common stock outstanding. We estimate we have approximately 29,115 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2006 through December 31, 2011 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index) and the SIC Code 3826 Index — Laboratory Analytical Instruments. Historically, we have not paid dividends on our common stock. However, the Company will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.
Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

	12-31-06	12-31-07	12-31-08	12-31-09	12-31-10	12-31-11
Mettler-Toledo	$100	$144	$85	$133	$192	$187
S&P 500 Index	$100	$105	$66	$84	$97	$99
SIC Code 3826 Index	$100	$136	$83	$115	$144	$117
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2011	114,954	$140.98	114,954	$733,216
November 1 to November 30, 2011	109,207	157.40	109,207	716,025
December 1 to December 31, 2011	—	—	—	716,025
Total	224,161	$148.98	224,161	$716,025
We have a $2.25 billion share repurchase program that was increased in November 2010, whereby the Board of Directors authorized us to repurchase an additional $750 million of common shares. As of December 31, 2011, there was $716 million of remaining common shares authorized to be repurchased under our share repurchase program. The share repurchases are expected to be funded from existing cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 18.5 million common shares since the inception of the program through December 31, 2011, at a total cost of $1.5 billion.
During the years ended December 31, 2011 and 2010, we spent $204.6 million and $240.0 million on the repurchase of 1,285,827 shares and 1,955,634 shares at an average price per share of $159.08 and $122.70, respectively.

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

	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$2,309,328	$1,968,178	$1,728,853	$1,973,344	$1,793,748
Cost of sales	1,091,054	930,982	839,516	980,263	897,567
Gross profit	1,218,274	1,037,196	889,337	993,081	896,181
Research and development	116,139	97,028	89,685	102,282	92,378
Selling, general and administrative	703,632	588,726	505,177	579,806	529,126
Amortization	17,808	14,842	11,844	10,553	11,682
Interest expense	23,226	20,057	25,117	25,390	21,003
Restructuring charges(a)	5,912	4,866	31,368	6,413	—
Other charges (income), net(b)	2,380	4,164	1,384	2,568	(875)
Earnings before taxes	349,177	307,513	224,762	266,069	242,867
Provision for taxes(c)	79,684	75,365	52,169	63,291	64,360
Net earnings	$269,493	$232,148	$172,593	$202,778	$178,507
Basic earnings per common share:
Net earnings	$8.45	$6.98	$5.12	$5.92	$4.82
Weighted average number of common shares	31,897,779	33,280,463	33,716,353	34,250,310	37,025,209
Diluted earnings per common share:
Net earnings	$8.21	$6.80	$5.03	$5.79	$4.70
Weighted average number of common and common equivalent shares	32,839,365	34,140,097	34,290,771	35,048,859	37,952,923
Balance Sheet Data:
Cash and cash equivalents	$235,601	$447,577	$85,031	$78,073	$81,222
Working capital(d)	201,718	166,034	156,369	180,412	165,784
Total assets	2,203,474	2,283,063	1,718,787	1,664,056	1,678,214
Long-term debt	476,715	670,301	203,590	441,588	385,072
Other non-current liabilities(e)	209,945	174,469	189,593	183,301	162,583
Shareholders’ equity(f)	781,137	771,584	711,138	503,247	581,286
_________________________

(a)
Restructuring charges primarily relate to our global cost reduction program initiated in 2008 as well as additional cost reduction measures initiated during the fourth quarter of 2011. See Note 15 to the audited consolidated financial statements.

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

(c)
The provision for taxes for 2011, 2010 and 2009 includes discrete tax items resulting in a net tax benefit of $3.8 million, $5.2 million, and $8.3 million, respectively, primarily related to the favorable resolution of certain prior year tax matters. The provision for taxes for 2008 includes a discrete tax benefit of $2.5 million related to favorable withholding tax law changes in China and a discrete tax benefit of $3.5 million primarily related to the closure of certain tax matters. The provision for taxes for 2007 includes $1.1 million of discrete tax items. The discrete items include a benefit of $3.4 million related to the favorable resolution of certain tax matters and other adjustments related to prior years, which was partially offset by a charge of $2.3 million primarily related to a tax law change in Germany.

(d)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(e)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 13 to the audited consolidated financial statements.

(f)	No dividends were paid during the five-year period ended December 31, 2011.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
During 2011, we experienced strong broad-based local currency organic sales growth related to positive global economic conditions and the effectiveness of our sales and marketing programs. Net sales in U.S. dollars increased by 17% in 2011 and increased by 14% in 2010. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 13% in 2011 and 14% in 2010. However, we expect our local currency organic sales growth to slow during 2012 as global economic forecasts indicate economic growth is expected to slow, and we will face more difficult comparisons. If the global economy were to fall into recessionary conditions, we would expect our sales to be adversely impacted and a year over year decline in sales may occur. It is currently difficult to predict the extent to which our results may be adversely affected. However, we expect to continue to benefit from our strong global leadership positions, diversified customer base, robust product offering and the impact of our global sales and marketing programs. Examples include identifying and investing in growth opportunities, improving our lead generation and lead nurturing processes, further penetrating our market segments and more effectively pricing our products and services.

With respect to our end-user markets, we experienced increased results during 2011 in our laboratory-related end-user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies and food and beverage companies. Demand from these markets increased during 2011 related to the previously mentioned global economic conditions, and benefits from our sales and marketing programs. However, demand from these markets was partially offset by reduced demand from universities and government-funded research institutions in developed markets. While we experienced strong business activity in our laboratory-related end-user markets during 2011, the global economic environment remains uncertain and it is currently difficult to predict the extent to which our future results may be adversely affected.
Our industrial markets, especially core-industrial products, were favorably impacted by strong economic conditions in emerging markets due to increased production capacity for domestic and export markets. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. Local currency sales growth in our developed industrial markets during 2011 was also primarily related to positive economic conditions. While we experienced strong business activity in our industrial-related end-user markets during 2011, the global economic environment remains uncertain and it is currently difficult to predict the extent to which our future results may be adversely affected. Our industrial products are especially sensitive to changes in economic growth.
Our food retailing markets also experienced increased results during 2011, especially in emerging markets. However, we did not experience a significant increase in project activity in developed markets during 2011. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity or new regulation. Similar to our industrial business, emerging markets have also historically provided growth as the expansion of local emerging market economies creates a significant number of new retail stores each year.
In 2012, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
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
Expanding Emerging Markets.  Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East and Africa, account for approximately 34% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have over a 20-year track record in China, and our sales in Asia have grown more than 19% on a compound annual growth basis in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are pleased with our accomplishments in China and in recent years have expanded our territory coverage with new branch offices, additional dealers and more service professionals. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Local currency sales increased in emerging markets by 21% during 2011 versus the prior year related to improved global economic conditions. Sales increases were experienced throughout all markets, especially in China. We anticipate sales in 2012 will continue to increase as compared to 2011, absent a deterioration in global economic conditions. However, we expect local currency sales growth to be reduced as global economic forecasts indicate economic growth is expected to slow, and we will face more difficult prior period comparisons. To reduce costs, we also continue to shift more of our manufacturing to China where our four facilities manufacture for the local markets as well as for export.
Extending Our Technology Lead.  We continue to focus on product innovation. In the last three years, we spent approximately 5% of net sales on research and development. We seek to drive shorter product life cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software. In addition, we aim to create value for our customers by having an intimate knowledge of their processes via our significant installed product base.
Maintaining Cost Leadership.  We continue to strive to improve our margins by optimizing our cost structure. For example, we significantly reduced our global cost structure during 2009 in response to the global economic slowdown and took further actions during 2011 in response to the continued economic uncertainty. We have also focused on reallocating resources and better aligning our cost structure to support higher growth areas and opportunities for margin improvement. As previously mentioned, shifting production to China has also been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions.  We seek to pursue acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We have identified life sciences, product inspection and process analytics as three key areas for acquisitions. We also continue to pursue “bolt-on” acquisitions. For example, during the first and third quarters of 2011, we acquired an x-ray inspection solutions business in the United States and a vision inspection solutions business in Germany, both of which will be integrated into our end-of-line product inspection systems offering. During the first quarter of 2010, we acquired our pipette distributor in the United Kingdom and during the fourth quarter of 2009 we also acquired a leader of vision inspection technology in the United States that has been integrated with our end-of-line product inspection systems offering.
Results of Operations — Consolidated
Net sales
Net sales were $2,309.3 million for the year ended December 31, 2011, compared to $1,968.2 million in 2010 and $1,728.9 million in 2009. This represents increases in 2011 and 2010 of 17% and 14% in U.S. dollars and 13% and 14% in local currencies, respectively. During the first and third quarters of 2011, we acquired an x-ray inspection business in the United States and a vision inspection solutions business located in Germany, both of which have been integrated into our end-of-line product inspection systems offering. During the first quarter of 2010, we acquired our pipette distributor in the United Kingdom that has been integrated into our U.K. market organization. During the fourth quarter of 2010, we sold our retail software business for in-store item and inventory management solutions. We estimate acquisitions/divestitures, net contributed approximately 1% to our net sales growth during 2011.
In 2011, our net sales by geographic destination increased in U.S. dollars by 9% in the Americas, 18% in Europe and 26% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2011 by 9% in the Americas, 11% in Europe and 20% in Asia/Rest of World. A discussion of sales by operating segment is included below. Acquisitions/divestitures, net contributed approximately 1% in Europe to net sales growth during 2011. While we have experienced improved business activity during 2011, the global economic environment remains uncertain and it is currently difficult to predict the extent to which our results may be adversely affected.
As described in Note 18 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased by 20% and 17% in 2011 and 2010 in U.S. dollars and by 15% and 16% in local currencies, respectively. Service revenue (including spare parts) increased in 2011 and 2010 by 9% and 5% in U. S. dollars, respectively, and by 5% in local currencies for both periods.

Net sales of our laboratory-related products, which represented approximately 45% of our total net sales in 2011, increased by 14% in U.S. dollars and 9% in local currencies during 2011 principally driven by strong results in analytical instruments, process analytics and laboratory balances.
Net sales of our industrial-related products, which represented approximately 45% of our total net sales in 2011, increased by 24% in U.S. dollars and 19% in local currencies during 2011. We experienced strong sales growth across most product categories and geographies, particularly China. Acquisitions contributed approximately 3% to our industrial-related net sales growth during 2011.
Net sales in our food retailing markets, which represented approximately 10% of our total net sales in 2011, increased by 5% in U.S. dollars and increased 1% in local currencies during 2011 compared to the previous year, resulting from strong growth in Europe related to increased project activity and China, offset in part by decreased sales in the United States. Food retailing sales during 2011 were reduced by approximately 6% due to product line exits.
Gross profit
Gross profit as a percentage of net sales was 52.8% for 2011, compared to 52.7% for 2010 and 51.4% for 2009.
Gross profit as a percentage of net sales for products was 56.3% for 2011, compared to 56.5% for 2010 and 55.2% for 2009. Gross profit as a percentage of net sales for services (including spare parts) was 39.3% for 2011, compared to 39.5% for 2010 and 39.8% for 2009.
The increase in gross profit as a percentage of net sales reflects benefits from increased sales volume, pricing, favorable mix and operating efficiencies. These results were partly offset by unfavorable currency rate changes and increased material costs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.0% for 2011, 4.9% for 2010 and 5.2% for 2009. Research and development expenses increased by 20% and 8% in 2011 and 2010, respectively, in U.S. dollars and in local currencies increased by 9% and 6% in 2011 and 2010, respectively. Our research and development spending levels reflect changes in part due to the timing of project activity.
Selling, general and administrative expenses as a percentage of net sales increased to 30.5% for 2011, compared to 29.9% for 2010 and 29.2% for 2009. Selling, general and administrative expenses in U.S. dollars increased by 20% and 17% in 2011 and 2010, respectively, and in local currencies increased by 13% and 16% in 2011 and 2010, respectively. The increase in 2011 is primarily due to increased sales and marketing investments (especially in emerging markets), costs related to our Blue Ocean program, a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system and acquisition-related expenses.
Restructuring charges
During the fourth quarter of 2008, we initiated a global cost reduction program which has substantially been completed. We also initiated additional cost reduction measures in the fourth quarter of 2011. Charges under these programs primarily comprise severance costs. Through December 31, 2011, total charges recognized under these programs were $48.6 million of which $5.9 million, $4.9 million and $31.4 million was recognized during 2011, 2010 and 2009, respectively. See Note 15 to our audited consolidated financial statements for a summary of restructuring activity during 2011.
Other charges (income), net
Other charges (income), net consisted of net charges of $2.4 million in 2011, compared to net charges of $4.2 million and $1.4 million in 2010 and 2009, respectively. Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net in 2010 also includes a $4.4 million ($3.8 million after-tax) charge associated with the sale of our retail software business for in-store item and inventory management solutions. This amount was partially offset by a benefit from unrealized contingent consideration from a previous acquisition totaling $1.2 million ($1.2 million after-tax).
Interest expense and taxes
Interest expense was $23.2 million for 2011, compared to $20.1 million for 2010 and $25.1 million for 2009. The increase in interest expense for 2011 is primarily a result of additional borrowings during the fourth quarter 2010, in order to facilitate foreign earnings repatriation. The 2010 amount reflects the benefit of lower average borrowings and lower costs associated with our interest rate swap agreements compared with the prior year.
During 2011, 2010, and 2009 we recorded discrete tax items resulting in net tax benefits of $3.8 million, $5.2 million, and $8.3 million primarily related to the favorable resolution of certain prior year tax matters.
Our annual effective tax rate was 23%, 25% and 23% for 2011, 2010 and 2009, respectively. The previously described discrete tax items had the effect of lowering our annual effective tax rate by 1% in both 2011 and 2010 and 4% in 2009. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our audited consolidated financial statements.

U.S. Operations (amounts in thousands)

	2011	2010	2009	Increase (Decrease) in %(1) 2011 vs. 2010	Increase (Decrease) in %(1) 2010 vs. 2009
Net sales	$745,258	$679,656	$588,439	10%	16%
Net sales to external customers	$665,245	$618,809	$539,944	8%	15%
Segment profit	$121,398	$121,013	$105,703	0%	14%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
The increase in total net sales and net sales to external customers during 2011 reflects strong growth in most categories, especially product inspection, process analytics and core-industrial products, offset in part by reduced sales in food retailing. Acquisitions/divestitures, net contributed approximately 1% to our segment net sales growth for the year ended December 31, 2011.
Segment profit increased by $0.4 million in our U.S. Operations segment during 2011, compared to an increase of $15.3 million during 2010. Segment profit in 2011 includes increased sales volume, offset by investments in sales and marketing, expenses related to our Blue Ocean program, increased product costs and a product line exit.
Swiss Operations (amounts in thousands)

	2011	2010	2009	Increase (Decrease) in %(1) 2011 vs. 2010	Increase (Decrease) in %(1) 2010 vs. 2009
Net sales	$555,308	$456,491	$396,269	22%	15%
Net sales to external customers	$143,520	$113,488	$107,472	26%	6%
Segment profit	$113,997	$96,568	$81,476	18%	19%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased by 22% in 2011 and by 15% in 2010 and in local currencies increased by 4% in 2011 and by 11% in 2010. Net sales to external customers in U.S. dollars increased by 26% in 2011 and by 6% in 2010 and in local currencies increased by 8% in 2011 and by 2% in 2010. The increase in local currency total net sales includes strong growth in most product categories. The increase in net sales to external customers includes particularly strong growth in core-industrial products.
Segment profit increased by $17.4 million in our Swiss Operations segment during 2011, compared to a increase of $15.1 million during 2010. The increase in segment profit during 2011 is primarily due to increased sales volume, partially offset by unfavorable currency translation fluctuations.
Western European Operations (amounts in thousands)

	2011	2010	2009	Increase (Decrease) in %(1) 2011 vs. 2010	Increase (Decrease) in %(1) 2010 vs. 2009
Net sales	$799,933	$692,255	$650,250	16%	6%
Net sales to external customers	$692,348	$600,933	$574,109	15%	5%
Segment profit	$99,969	$85,120	$72,201	17%	18%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased by 16% in 2011 and by 6% in 2010 and in local currencies increased by 10% in both 2011 and 2010. Net sales to external customers in U.S. dollars increased by 15% in 2011 and by 5% in 2010 and in local currencies increased by 9% in 2011 and by 8% in 2010. Net sales in our Western European Operations benefited approximately 2% from acquisitions during 2011. The net sales increase in local currencies during 2011 reflects strong growth across most product categories.
Segment profit increased by $14.8 million in our Western European Operations segment during 2011, compared to an increase of $12.9 million in 2010. The increase in segment profit in 2011 resulted primarily from increases in sales volume, pricing and favorable currency translation fluctuations.
Chinese Operations (amounts in thousands)

	2011	2010	2009	Increase (Decrease) in %(1) 2011 vs. 2010	Increase (Decrease) in %(1) 2010 vs. 2009
Net sales	$515,142	$404,543	$303,614	27%	33%
Net sales to external customers	$388,592	$298,637	$232,643	30%	28%
Segment profit	$120,857	$92,969	$69,617	30%	34%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased by 27% in 2011 and 33% in 2010 and in local currencies increased by 22% in 2011 and 32% in 2010. Net sales to external customers in U.S. dollars increased by 30% and 28% in 2011 and 2010, respectively and in local currencies increased by 25% in 2011 and 27% in 2010. The increase in 2011 total net sales in local currencies reflects strong sales growth across most product categories.
Segment profit increased by $27.9 million in our Chinese Operations segment during 2011, compared to an increase of $23.4 million in 2010. The increase in segment profit in 2011 includes the benefits of increased sales volume, partially offset by investments in sales and marketing and costs related to our Chinese Blue Ocean implementation.
Other (amounts in thousands)

	2011	2010	2009	Increase (Decrease) in %(1) 2011 vs. 2010	Increase (Decrease) in %(1) 2010 vs. 2009
Net sales	$425,971	$340,649	$278,659	25%	22%
Net sales to external customers	$419,623	$336,311	$274,685	25%	22%
Segment profit	$50,045	$35,166	$25,538	42%	38%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales and net sales to external customers in U.S. dollars increased by 25% in 2011 and by 22% in 2010 and in local currencies increased by 19% in 2011 and 16% in 2010. The increase in total net sales and net sales to external customers reflects strong sales growth across most product lines and geographies.
Segment profit increased $14.9 million in our Other segment during 2011, compared to a increase of $9.6 million during 2010. The increase in segment profit during 2011 relates primarily to increased sales volume.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions. In 2010, we increased our debt balance at a European owned entity and our cash balance in the United States to facilitate foreign earnings repatriation. While we have seen an improvement in global economic conditions, our ability to generate cash flows may be reduced by a prolonged global economic slowdown.
Cash provided by operating activities totaled $280.9 million in 2011, compared to $268.3 million in 2010 and $232.6 million in 2009. The increase in 2011 resulted principally from increased net earnings, offset by increased incentive payments of approximately $39 million related to previous year performance-related compensation incentives, as well as increased working capital associated with the increased sales volume and higher tax payments. Our inventory balances have increased during 2011 related to increased business activity, as well as system changes, supplier constraints and new product introductions. The increase in cash provided by operating activities during 2010 resulted principally from higher net earnings, offset in part by increased working capital associated with the increased sales volume. Our inventory balances also increased during 2010 related to increased business activity, as well as system changes, supplier constraints, product transfers and new product introductions. In addition, benefits during 2010 from reduced incentive payments related to previous year performance-related compensation incentives were offset by benefits during 2009 from reduced working capital balances associated with the decline in prior year business activity. We also made $5.0 million and $11.5 million of voluntary incremental pension contributions in 2010 and 2009, respectively.

Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $98.5 million in 2011, $73.9 million in 2010 and $60.0 million in 2009. Our capital expenditures in 2011 included approximately $55.7 million of investments directly related to our Blue Ocean multi-year program of information technology investment compared with $30.6 million in 2010 and $35.1 million in 2009.
Cash flows used in financing activities during 2011 included repayments and proceeds from borrowings of $401.2 million and bank fees of $3.1 million associated with our new Credit Agreement. As further described below, in accordance with our share repurchase plan, we repurchased 1,285,827 shares and 1,955,634 shares in the amount of $204.6 million and $240.0 million during 2011 and 2010, respectively. Cash flows used in financing activities during 2010 also included the repayment of our $75 million 4.85% Senior Notes which matured on November 15, 2010. The repayment was funded from additional borrowings under our credit facility. Cash flows used in financing activities during 2009 included proceeds of $100 million from the issuance of our 6.30% Senior Notes and payments of $0.7 million of debt issuance costs. In 2009, we also made payments to repurchase $75 million of our 4.85% Senior Notes and paid $1.6 million in debt extinguishment costs and other financing charges in connection with our tender offer.
As previously mentioned, cash flows provided by financing activities during 2010 also reflected increased debt balances at a European owned entity to facilitate foreign earnings repatriation. The increase in our Credit Agreement borrowings from 2009 to 2010 was primarily related to this transaction. The transaction also increased cash balances in the U.S.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In August 2011, we acquired a leader in vision inspection technology for end-of-line product systems located in Germany that will be integrated into our end-of-line product inspection product offering for an aggregate purchase price of $19.4 million. We may be required to pay additional cash consideration up to a maximum amount of $2.4 million related to an earn-out period. We also paid additional contingent cash consideration (previously accrued at the time of acquisition) of $7.8 million in the third quarter 2011 related to an earn-out associated with an acquisition in 2009. This payment is included in cash flows from financing activities in the consolidated statement of cash flows. During the first quarter 2011, we completed acquisitions totaling $15.4 million, of which $12.0 million related to an x-ray inspection solutions business that will be integrated into our product inspection product offering.
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
We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of December 31, 2011, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
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
The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires us to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2011.
Under the terms of the offering, we may sell additional Senior Notes at its discretion in an aggregate amount not to exceed $600 million. Such additional Senior Notes would rank equally with our unsecured indebtedness.
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
Credit Agreement
On December 20, 2011, we entered into an $870 million Credit Agreement (the "Credit Agreement"), which replaced our $950 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). The Credit Agreement is provided by a group of financial institutions and has a maturity date of December 20, 2016. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our senior consolidated leverage ratio, which was, as of December 31, 2011, set at LIBOR plus 105 basis points. We must also pay facility fees that are tied to our leverage ratio. The Credit Agreement contains covenants, with which we were in compliance as of December 31, 2011, including maintaining a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.25 to 1.0. The Credit Agreement also places certain limitations on us, including limiting our ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. We incurred approximately $0.3 million of debt extinguishment costs during 2011 related to the Prior Credit Agreement. We capitalized $3.1 million in financing fees during 2011 associated with the Credit Agreement which will be amortized to interest expense through 2016. As of December 31, 2011, approximately $485.9 million was available under the facility.
Our short-term borrowings and long-term debt consisted of the following at December 31, 2011:

	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
$870 million Credit Agreement	365,000	11,715	376,715
Other local arrangements	—	28,300	28,300
Total debt	465,000	40,015	505,015
Less: current portion	—	(28,300)	(28,300)
Total long-term debt	$465,000	$11,715	$476,715

Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
At December 31, 2011, we were in compliance with all covenants set forth in our 6.30% Senior Notes and Credit Agreement. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.
We currently believe that cash flows from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short and long-term debt	$505,015	$28,300	$—	$476,715	$—
Interest on debt	83,242	17,035	34,961	31,246	—
Non-cancelable operating leases	102,235	28,837	39,615	23,327	10,456
Pension and post-retirement funding(1)	29,172	29,172	—	—	—
Purchase obligations	98,638	95,138	3,500	—	—
Total(1)	$818,302	$198,482	$78,076	$531,288	$10,456
_______________________________________

(1)
In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for periods beyond 2011 for income taxes and beyond 2012 for pension and post-retirement funding.

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
Share Repurchase Program
We have a $2.25 billion share repurchase program that was increased in November 2010, whereby the Board of Directors authorized us to repurchase an additional $750 million of common shares. We expect that the new authorization will be utilized over the next several years. As of December 31, 2011, there were $716 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from existing cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 18.5 million shares since the inception of the program through December 31, 2011.
During the years ended December 31, 2011 and 2010, we spent $204.6 million and $240.0 million on the repurchase of 1,285,827 shares and 1,955,634 shares at an average price per share of $159.08 and $122.70, respectively. We reissued 450,613 and 527,276 shares held in treasury for the exercise of stock options and restricted stock units during 2011 and 2010, respectively.
We also reissued 2,549 shares held in treasury during 2010, pursuant to its 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual performance-based compensation in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the year ended December 31, 2011.
Off-Balance Sheet Arrangements
Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past, and recently the Swiss franc has strengthened against the euro. The average exchange rate between the Swiss franc and the euro was 1.23 during 2011 as compared to 1.39 for the prior year, reflecting a 12% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc to the euro is 1.21 as of February 8, 2012, reflecting a 2% strengthening of the Swiss franc against the euro as compared to 2011. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.6 million to $2.2 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2011, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $4.4 million in the reported U.S. dollar value of the debt.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC (“MT”) known as Hi-Speed Checkweigher Co., Inc. (“Hi-Speed”) was one of two private parties ordered by the New Jersey Department of Environmental Protection (“NJDEP”), in an administrative consent order (“ACO”) signed on June 13, 1988, to investigate and remediate certain ground water contamination at certain property in

Landing, New Jersey. After the other party ordered under this ACO failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the ACO. Residual ground water contamination at this site is now within a Classification Exception Area (“CEA”) which NJDEP has approved and within which MT oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. NJDEP has informally told MT to expect a claim for natural resource damages (“NRD”) regarding this site but has not yet made such a claim. In 2010, testing of indoor air at certain buildings within the site led to the installation of a vapor intrusion mitigation system at one building. We estimate that the costs of compliance associated with the site over the next several years will approximate $0.5 million.
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
We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of these contracts was a $0.1 million net gain at December 31, 2011. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (primarily U.S. dollar and Swiss franc) declined by 10%, the fair value of these instruments would decrease by $4.4 million at December 31, 2011. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”

We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a loss of $9.2 million at December 31, 2011. Based on our agreements outstanding at December 31, 2011, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $4.2 million. Conversely, a 100-basis-point decrease in interest rates would result in a $3.8 million decrease in the net aggregate market value of these instruments at December 31, 2011. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
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
Employee benefit plans
The net periodic pension cost for 2011 and projected benefit obligation as of December 31, 2011 was $4.4 million and $146.5 million, respectively, for our U.S. pension plan and $3.7 million and $717.5 million, respectively, for our international pension plans. The net periodic post-retirement cost for 2011 and expected post-retirement benefit obligation as of December 31, 2011 for our U.S. post-retirement medical benefit plan was $0.3 million and $13.3 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2011, the weighted average return on assets assumption was 8.0% for the U.S. plan and 4.8% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $5.8 million after tax.

The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2011, the average discount rate assumption was 4.25% for the U.S. plan and 3.10% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $3.5 million after tax.
We made voluntary incremental funding payments of $5.0 million and $11.5 million in 2010 and 2009, respectively, to increase the funded status of our pension plans. In the future, we may make additional mandatory or discretionary contributions to our plan or we could be required to make additional cash funding payments.
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
Trade accounts receivable
As of December 31, 2011, trade accounts receivable were $425.1 million, net of a $12.3 million allowance for doubtful accounts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.
Inventories
As of December 31, 2011, inventories were $241.4 million.
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
Goodwill and other intangible assets
As of December 31, 2011, our consolidated balance sheet included goodwill of $447.7 million and other intangible assets of $121.4 million.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill is generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we are unable to conclude that a reporting unit is not impaired after considering the totality of events and circumstances during our qualitative assessment, we perform the first step of the two-step impairment test by estimating the fair value of the reporting unit and comparing the fair value to the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then we perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The evaluation for indefinite-lived intangible assets is more quantitative in nature. Both the qualitative and quantitative evaluations consider operating results, business plans, economic conditions and market data, among other factors. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. Our assessments to date have indicated that there has been no impairment of these assets.
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
Income taxes
Income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered permanently reinvested.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $349.2 million for the year ended December 31, 2011, each increase of $3.5 million in tax expense would increase our effective tax rate by 1%.
Revenue recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have standalone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location. The adoption of the revised multiple-element arrangement guidance on January 1, 2011, has not and is not expected to have a material impact on the Company's financial statements.
Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon transfer of title and risk of loss to distributors. Distributor discounts are offset against revenue at the time such revenue is recognized.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers, LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued an attestation in their report on our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	45	President and Chief Executive Officer
William P. Donnelly	50	Chief Financial Officer
Thomas Caratsch	53	Head of Laboratory
Hans-Peter von Arb	57	Head of Retail
Christian Magloth	46	Head of Human Resources
Urs Widmer	61	Head of Industrial
Marc de la Guéronnière	48	Head of European Market Organizations
Waldemar Rauch	49	Head of Process Analytics

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
Waldemar Rauch joined the company in September 2000 as Head of our Ingold business. He has served as Operating Manager since March 2004, was named Head of Process Analytics Division in January 2008 and joined the Group Management Committee in July 2011. Prior to joining the company he worked in R&D at Siemens in Germany and held various technical management positions with Atomika Instruments in Germany as well as with Endress + Hauser Flowtec, a leading Swiss supplier of industrial measurement and automation equipment.
CEO and CFO Certifications
Our CEO and CFO also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement.

Item 11.	Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the sections “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2011” in the 2012 Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2012 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2012 Proxy Statement is hereby incorporated by reference.

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
Date: February 13, 2012

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol	President and Chief Executive Officer
Olivier A. Filliol

/s/ William P. Donnelly	Group Vice President and Chief Financial Officer
William P. Donnelly	(Principal financial and accounting officer)

/s/ Olivier A. Filliol	Director
Olivier A. Filliol

/s/ Wah-Hui Chu	Director
Wah-Hui Chu

/s/ Francis A. Contino	Director
Francis A. Contino

/s/ Michael A. Kelly	Director
Michael A. Kelly

/s/ Martin Madaus	Director
Martin Madaus

/s/ Hans Ulrich Maerki	Director
Hans Ulrich Maerki

/s/ George M. Milne	Director
George M. Milne

/s/ Thomas P. Salice	Director
Thomas P. Salice

/s/ Robert F. Spoerry	Director
Robert F. Spoerry

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended By-laws of the Company, effective as of July 23, 2009(2)
4.6
Rights Agreement dated as of August 26, 2002 between the Company and Mellon Investor Services LLC, as Rights Agent, which includes as Exhibit A thereto, the Certificate of Designation, as Exhibit B thereto, the Form of Rights Certificate, and as Exhibit C thereto, the Summary of Rights to Purchase Preferred Shares(3)

10.1
Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and certain other financial institutions, dated as of December 20, 2011(4)

10.11
Note Purchase Agreement dated as of June 25, 2009 by and among Mettler-Toledo International Inc. and Connecticut General Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, American Investors Life Insurance Company, Aviva Life and Annuity Company, Bankers Life and Casualty Company, Conseco Life Insurance Company, Conseco Health Insurance Company and Colonial Penn Life Insurance Company(13)

10.20	1997 Amended and Restated Stock Option Plan(5)
10.21	Amendment to the 1997 Amended and Restated Stock Option Plan(6)
10.22	Mettler-Toledo International Inc. 2004 Equity Incentive Plan(7)
10.23	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(8)
10.31	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(9)
10.32	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(9)
10.51	Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(10)
10.52	Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(10)
10.54	Employment Agreement between Urs Widmer and Mettler-Toledo International Inc., dated as of November 5, 2001(11)
10.55*	Employment Agreement between Waldemar Rauch and Mettler-Toledo International Inc., dated as of June 10, 2011
10.56	Employment Agreement between Hans-Peter von Arb and Mettler-Toledo International Inc., dated as of April 11, 2006(12)
10.57	Employment Agreement between Marc de la Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(14)
10.58	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(14)
10.59	Form of Tax Equalization Agreement between Messrs. Caratsch, Filliol, Spoerry, von Arb and Widmer and Mettler-Toledo International Inc., dated October 10, 2007(8)
10.60	Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(8)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

E-1

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated July 24, 2009

(3)	Incorporated by reference to the Company’s Registration Statement on Form 8-K/A filed on August 29, 2002

(4)	Incorporated by reference to the Company’s Report on Form 8-K dated December 27, 2011

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

(6)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

(7)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(9)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(10)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(12)	Incorporated by reference to the Company’s Report on Form 10-Q dated July 28, 2006

(13)	Incorporated by reference to the Company’s Report on Form 8-K dated June 25, 2009

(14)	Incorporated by reference to the Company's Report on Form 10-K dated February 16, 2010

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Mettler-Toledo International Inc.
In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ Pricewaterhousecoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 13, 2012

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2011	2010	2009
Net sales
Products	$1,824,310	$1,524,083	$1,304,713
Service	485,018	444,095	424,140
Total net sales	2,309,328	1,968,178	1,728,853
Cost of sales
Products	796,874	662,314	583,998
Service	294,180	268,668	255,518
Gross profit	1,218,274	1,037,196	889,337
Research and development	116,139	97,028	89,685
Selling, general and administrative	703,632	588,726	505,177
Amortization	17,808	14,842	11,844
Interest expense	23,226	20,057	25,117
Restructuring charges	5,912	4,866	31,368
Other charges (income), net	2,380	4,164	1,384
Earnings before taxes	349,177	307,513	224,762
Provision for taxes	79,684	75,365	52,169
Net earnings	$269,493	$232,148	$172,593

Basic earnings per common share:
Net earnings	$8.45	$6.98	$5.12
Weighted average number of common shares	31,897,779	33,280,463	33,716,353
Diluted earnings per common share:
Net earnings	$8.21	$6.80	$5.03
Weighted average number of common and common equivalent shares	32,839,365	34,140,097	34,290,771

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$235,601	$447,577
Trade accounts receivable, less allowances of $12,317 in 2011 and $11,536 in 2010	425,147	368,936
Inventories	241,421	217,104
Current deferred tax assets, net	51,125	44,548
Other current assets and prepaid expenses	65,569	66,730
Total current assets	1,018,863	1,144,895
Property, plant and equipment, net	410,007	364,472
Goodwill	447,743	434,699
Other intangible assets, net	121,410	104,372
Non-current deferred tax assets, net	118,899	95,996
Other non-current assets	86,552	138,629
Total assets	$2,203,474	$2,283,063
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$168,109	$138,105
Accrued and other liabilities	100,320	100,793
Accrued compensation and related items	139,940	138,358
Deferred revenue and customer prepayments	99,584	86,746
Taxes payable	55,139	49,577
Current deferred tax liabilities	18,452	17,705
Short-term borrowings and current maturities of long-term debt	28,300	10,902
Total current liabilities	609,844	542,186
Long-term debt	476,715	670,301
Non-current deferred tax liabilities	125,833	124,523
Other non-current liabilities	209,945	174,469
Total liabilities	1,422,337	1,511,479
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 31,590,101 and 32,425,315 shares at December 31, 2011 and 2010, respectively	448	448
Additional paid-in capital	616,202	597,195
Treasury stock at cost (13,195,910 and 12,360,696 shares at December 31, 2011 and 2010, respectively)	(1,225,125)	(1,057,390)
Retained earnings	1,476,550	1,223,130
Accumulated other comprehensive income (loss)	(86,938)	8,201
Total shareholders’ equity	781,137	771,584
Total liabilities and shareholders’ equity	$2,203,474	$2,283,063

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2008	33,595,303	$448	$559,772	$(873,601)	$848,489	$(31,861)	$503,247
Exercise of stock options and restricted stock units	308,154	—	—	21,998	(10,930)	—	11,068
Other treasury stock issuances	6,467	—	—	461	(157)	—	304
Repurchases of common stock	(58,800)	—	—	(5,988)	—	—	(5,988)
Tax benefit resulting from exercise of certain employee stock options	—	—	2,895	—	—	—	2,895
Share-based compensation	—	—	11,367	—	—	—	11,367
Comprehensive income:
Net earnings	—	—	—	—	172,593	—	172,593
Net unrealized gain on cash flow hedging arrangements, net of tax	—	—	—	—	—	5,401	5,401
Change in currency translation adjustment, net of tax	—	—	—	—	—	15,835	15,835
Pension adjustment, net of tax	—	—	—	—	—	(5,584)	(5,584)
Total comprehensive income							188,245
Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138
Exercise of stock options and restricted stock units	527,276	—	—	39,555	(19,100)	—	20,455
Other treasury stock issuances	2,549	—	—	183	87	—	270
Repurchases of common stock	(1,955,634)	—	—	(239,998)	—	—	(239,998)
Tax benefit resulting from exercise of certain employee stock options	—	—	10,776	—	—	—	10,776
Share-based compensation	—	—	12,385	—	—	—	12,385
Comprehensive income:
Net earnings	—	—	—	—	232,148	—	232,148
Net unrealized loss on cash flow hedging arrangements, net of tax	—	—	—	—	—	(6,410)	(6,410)
Change in currency translation adjustment, net of tax	—	—	—	—	—	31,647	31,647
Pension adjustment, net of tax	—	—	—	—	—	(827)	(827)
Total comprehensive income							256,558
Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted stock units	450,613	—	—	36,843	(16,073)	—	20,770
Repurchases of common stock	(1,285,827)	—	—	(204,578)	—	—	(204,578)
Tax benefit resulting from exercise of certain employee stock options	—	—	6,737	—	—	—	6,737
Share-based compensation	—	—	12,270	—	—	—	12,270
Comprehensive income:
Net earnings	—	—	—	—	269,493	—	269,493
Net unrealized loss on cash flow hedging arrangement, net of tax	—	—	—	—	—	(2,117)	(2,117)
Change in currency translation adjustment, net of tax	—	—	—	—	—	(18,731)	(18,731)
Pension adjustment, net of tax	—	—	—	—	—	(74,291)	(74,291)
Total comprehensive income							174,354
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$269,493	$232,148	$172,593
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	31,689	29,686	29,634
Amortization	17,808	14,842	11,844
Deferred tax provision	2,592	4,058	3,766
Excess tax benefits from share-based payment arrangements	(12,612)	(9,017)	(2,137)
Share-based compensation	12,270	12,385	11,367
Other	(524)	3,499	166
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(53,964)	(55,025)	37,071
Inventories	(20,281)	(40,417)	7,817
Other current assets	(301)	(20,107)	(5,801)
Trade accounts payable	27,551	31,696	(9,416)
Taxes payable	5,374	6,613	(6,844)
Accruals and other	1,785	57,918	(17,455)
Net cash provided by operating activities	280,880	268,279	232,605
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,485	350	2,081
Purchase of property, plant and equipment	(98,500)	(73,943)	(60,041)
Acquisitions	(35,373)	(13,064)	(14,620)
Proceeds from divestiture	—	9,750	—
Other investing activities	(903)	(108)	—
Net cash used in investing activities	(132,291)	(77,015)	(72,580)
Cash flows from financing activities:
Proceeds from borrowings	469,599	714,575	261,436
Repayments of borrowings	(647,694)	(329,536)	(422,812)
Proceeds from exercise of stock options	20,770	20,455	11,068
Repurchases of common stock	(204,578)	(239,998)	(5,988)
Excess tax benefits from share-based payment arrangements	12,612	9,017	2,137
Acquisition contingent consideration paid	(7,750)	—	—
Debt issuance costs	(3,144)	—	(670)
Debt extinguishment costs	—	—	(1,316)
Other financing activities	(284)	(6,590)	(1,298)
Net cash provided by (used in) financing activities	(360,469)	167,923	(157,443)
Effect of exchange rate changes on cash and cash equivalents	(96)	3,359	4,376
Net increase (decrease) in cash and cash equivalents	(211,976)	362,546	6,958
Cash and cash equivalents:
Beginning of period	447,577	85,031	78,073
End of period	$235,601	$447,577	$85,031
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$17,804	$15,019	$19,256
Taxes	$69,656	$60,101	$51,361
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill is generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company is unable to conclude that a reporting unit is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs the first step of the two-step impairment test by estimating the fair value of the reporting unit and comparing the fair value to the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the Company performs the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The annual evaluation for indefinite-lived intangible assets is based on valuation models that estimate fair value based on expected future cash flows and profitability projections. The adoption of the recently issued goodwill impairment measurement guidance during September 2011 did not have a material impact on the Company's financial statements.
Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 "Business Combinations" and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 "Intangible - Goodwill and Other" and ASC 360 "Property, Plant and Equipment."
Accounting for Impairment of Long-Lived Assets
The Company assesses the need to record impairment losses on long-lived assets with finite lives when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

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
Revenue Recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have standalone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location. The adoption of the revised multiple-element arrangement guidance on January 1, 2011, has not and is not expected to have a material impact on the Company's financial statements.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 941,586, 859,634 and 574,418 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2011, 2010 and 2009, respectively, relating to outstanding stock options and restricted stock units.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Outstanding options and restricted stock units to purchase or receive 197,629, 474,443 and 1,017,136 shares of common stock for the years ending December 31, 2011, 2010 and 2009, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
Recent Accounting Pronouncements
In September 2011, the FASB issued authoritative guidance on the measurement of goodwill impairment. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is not less than its

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

carrying amount, then performing the two-step impairment test is unnecessary. The Company elected to adopt this guidance upon issuance. The adoption of this guidance did not impact the Company's consolidated results of operations or financial position.
In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income. An entity has the option to present the components and total of net income and the components and the total of other comprehensive income in one continuous statement or in two separate but consecutive statements. This guidance becomes effective for the Company on January 1, 2012. The adoption of this guidance will not impact the Company's consolidated results of operations or financial position.
In October 2009, the FASB issued authoritative guidance impacting two areas of revenue recognition. First, the guidance revises previous criteria for separating deliverables and allocating consideration to units of accounting in multiple deliverable arrangements. Arrangement consideration under the new guidance is allocated on the basis of “relative selling price” rather than fair value. The guidance establishes a hierarchy for determining relative selling price requiring first the use of vendor-specific objective evidence (“VSOE”) if it exists, then the use of third party evidence. If neither VSOE nor third party evidence exists, estimated selling price may be used. In addition, the guidance no longer permits the use of the residual method of allocation. Secondly, guidance was issued excluding software components essential to the functionality of tangible products from the scope of software revenue recognition. This new authoritative guidance requires expanded qualitative and quantitative disclosures and became effective for the Company on January 1, 2011. The adoption of this guidance has not and is not expected to have a material impact on the Company's consolidated results of operations or financial position in periods after initial adoption.

3.	ACQUISITIONS AND DIVESTITURE
The Company utilizes the acquisition method to account for all business combinations. Contingent consideration is measured at fair value on the acquisition date with subsequent changes in the fair value of contingent considerations classified as a liability recognized in earnings.
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
The weighted average amortization periods for the finite-lived intangibles purchased in 2011 are 15 years for tradename, 10 years for technology and 18 years for customer relationships.
In December 2010, the Company sold its retail software business for in-store item and inventory management solutions for approximately $10.0 million. The sale resulted in a $4.4 million pre-tax charge

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

($3.8 million after-tax) and has been included in other charges (income), net in the Company’s consolidated statement of operations for the year ending December 31, 2010. Annualized net sales and net earnings associated with this business are immaterial to the Company’s consolidated financial results. Goodwill previously recorded associated with this business amounted to $13.0 million and was included in the Company’s U.S. Operations segment.
In January 2010, the Company acquired a pipette distributor located in the United Kingdom for an aggregate purchase price of approximately $12.5 million. Goodwill recorded in connection with the acquisition totaled approximately $7.4 million which is included in the Company’s Western European Operations segment. The Company also recorded $4.5 million of identified intangibles pertaining to a tradename and customer relationships. The weighted average amortization periods for the finite-lived intangibles purchased in 2010 are 7 years for tradename, 12 years for technology and 30 years for customer relationships.
In December 2009, the Company acquired a leader in vision technology for end-of-line product systems located in the U.S. for an aggregate purchase price of $14.3 million. Goodwill recorded in connection with the acquisition totaled $10.2 million, which is included in the Company’s U.S. Operations segment. The Company also recorded $11.8 million of identified intangibles primarily pertaining to tradename, customer relationships and acquired technology. The weighted average amortization periods for the finite-lived intangibles purchased in 2009 are 11 years for both tradename and technology and 16 years for customer relationships. In August 2011, the Company paid additional contingent cash consideration (previously accrued at the time of acquisition) of $7.8 million related to an earn-out associated with the acquisition. This payment is included in cash flows from financing activities in the consolidated statement of cash flows.

4.	INVENTORIES
Inventory consisted of the following at December 31:

	2011	2010
Raw materials and parts	$101,716	$101,660
Work-in-progress	40,822	36,615
Finished goods	98,883	78,829
	$241,421	$217,104

5.	FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As more fully described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2011, the interest payments associated with 42% of the Company's debt are fixed obligations. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on the fair value of financial instruments, also see Note 6 to the consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Cash Flow Hedge
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which had the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. During 2010, the Company settled $100 million of its original $200 million arrangement, resulting in expense of $0.6 million being reclassified from other comprehensive income to interest expense. The swap is recorded in other non-current liabilities in the consolidated balance sheet at its fair value at December 31, 2011 and 2010 of $9.2 million and $5.8 million, respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $3.0 million for the year ended December 31, 2011. No reclassification occurred for the year ended December 31, 2010. The amount recognized in other comprehensive income (loss) during the years ended December 31, 2011 and 2010 was a loss of $3.3 million and a loss of $9.3 million, respectively. Through December 31, 2011, the hedge ineffectiveness related to this instrument was not material.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at December 31, 2011 and 2010 in other current assets of $0.5 million and $1.8 million, respectively, and other liabilities of $0.5 million and $0.3 million, respectively. The Company recognized in other charges (income), net a gain of $0.9 million during the year ended December 31, 2011. At December 31, 2011 and 2010, these contracts had a notional value of $143.6 million and $99.3 million, respectively.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

6.	FAIR VALUE MEASUREMENTS
At December 31, 2011 and 2010, the Company had derivative assets totaling $0.5 million and $1.8 million, respectively, and derivative liabilities totaling $9.7 million and $6.1 million, respectively. The fair values of the interest rate swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2011 and December 31, 2010.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

At December 31, 2011 and 2010, the Company had $13.6 million and $243.5 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010:

	December 31, 2011				December 31, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,619	$—	$13,619	$—	243,514	230,000	13,514	—
Foreign currency forward contracts	545	—	545	—	1,763	—	1,763	—
Total	$14,164	$—	$14,164	$—	245,277	230,000	15,277	—

Liabilities:
Interest rate swap agreements	$9,175	$—	$9,175	$—	5,842	—	5,842	—
Foreign currency forward contracts	480	—	480	—	305	—	305	—
Total	$9,655	$—	$9,655	$—	6,147	—	6,147	—

7.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

	2011	2010
Land	$53,392	$53,642
Building and leasehold improvements	195,838	186,974
Machinery and equipment	321,609	312,501
Computer software	179,913	129,697
	750,752	682,814
Less accumulated depreciation and amortization	(340,745)	(318,342)
	$410,007	$364,472

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2011	2010
Balance at beginning of year	$434,699	$440,950
Goodwill acquired	15,425	7,778
Goodwill disposed	—	(12,952)
Foreign currency translation	(2,381)	(1,077)
Balance at year end	$447,743	$434,699
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2011, there had been no impairment of these assets.
The components of other intangible assets as of December 31 are as follows:

	2011		2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$95,203	$(18,735)	$80,674	$(15,968)
Proven technology and patents	41,643	(25,174)	36,262	(22,298)
Tradename (finite life)	3,995	(1,072)	2,420	(760)
Tradename (indefinite life)	25,033	—	23,634	—
Other	743	(226)	510	(102)
	$166,617	$(45,207)	$143,500	$(39,128)
The Company recognized amortization expense associated with the above intangible assets of $6.8 million, $6.2 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $7.3 million for 2012, $5.9 million for 2013, $5.7 million for 2014, $5.1 million for 2015 and $4.9 million for 2016. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 5 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $4.1 million, $3.7 million and $2.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.8 million, $8.6 million and $7.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

9.	WARRANTY
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance at beginning of year	$15,680	$15,856
Accruals for warranties	17,267	16,001
Payments/utilizations	(16,092)	(16,019)
Foreign currency translation	(107)	(158)
Balance at year end	$16,748	$15,680

10.	DEBT
Debt consisted of the following at December 31:

	2011	2010
$100 million Senior Notes, interest at 6.30%, due June 25, 2015	$100,000	$100,000
$870 million Credit Agreement, interest at LIBOR plus 105 basis points	376,715	556,481
Other local arrangements	28,300	24,722
	505,015	681,203
Less: current portion	(28,300)	(10,902)
Long-term debt	$476,715	$670,301
6.30% Senior Notes
On June 25, 2009, the Company issued and sold, in a private placement, $100 million aggregate principal amount of its 6.30% Series 2009-A Senior Notes due June 25, 2015 (“6.30% Senior Notes”) under a Note Purchase Agreement amongst the Company and the accredited institutional investors named therein (the “Agreement”). The 6.30% Senior Notes are senior unsecured obligations of the Company.
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
The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2011.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Under the terms of the offering, the Company may sell additional Senior Notes at its discretion in an aggregate amount not to exceed $600 million. Such additional Senior Notes would rank equally with the Company’s unsecured indebtedness.
Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
Credit Agreement
On December 20, 2011, the Company entered into an $870 million Credit Agreement (the "Credit Agreement"), which replaced its $950 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of December 20, 2016. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was, as of December 31, 2011, set at LIBOR plus 105 basis points. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants, with which the Company was in compliance as of December 31, 2011, including maintaining a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.25 to 1.0. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.3 million of debt extinguishment costs during 2011 related to the Prior Credit Agreement. The Company capitalized $3.1 million in financing fees during 2011 associated with the Credit Agreement which will be amortized to interest expense through 2016. As of December 31, 2011, approximately $485.9 million was available under the facility.
Other Local Arrangements
During 2006, a wholly owned subsidiary of the Company issued and sold $10 million of redeemable equity instruments to one of the Company’s non-U.S. sponsored defined benefit plans. These instruments will be redeemable beginning in July 2012 and, as such, are classified as short-term debt in the Company’s consolidated balance sheet.
The Company’s weighted average interest rate for the years ended December 31, 2011 and 2010 was approximately 4% and 5%. The carrying value of the Company’s debt obligations approximates fair value.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

11.	SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2011, 3,619,129 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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
Restricted Stock Units
In 2011 and 2010, the Company granted 42,067 and 43,485 restricted stock units, respectively, to certain employees and directors. The weighted average grant-date fair value of the restricted stock units granted in 2011 and 2010 was $150.11 and $132.94 per unit, respectively, and the restricted units vest ratably primarily over a five-year period. The total fair value of the restricted stock units on the date of grant of $6.3 million for 2011 and $5.8 million for 2010 will be recorded as compensation expense ratably over the vesting period. Approximately $4.6 million and $4.2 million of compensation expense was recognized during the years ended December 31, 2011 and 2010, respectively.
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
(In thousands, except share data, unless otherwise stated)

The Rights Plan exempts any stockholder that beneficially owned 15% or more of the Company’s common stock as of August 26, 2002. However, the Rights will become exercisable if, at any time after August 26, 2002, any of these stockholders acquire additional shares of the Company’s common stock in an amount which is greater than 2% of the Company’s outstanding common stock.
Share Repurchase Program
The Company has a $2.25 billion share repurchase program that was increased in November 2010, whereby the Board of Directors authorized the Company to repurchase an additional $750 million of common shares. The Company expects that the authorization will be utilized over the next several years. As of December 31, 2011, there were $716 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 18.5 million shares since the inception of the program through December 31, 2011.
During the years ended December 31, 2011 and 2010, the Company spent $204.6 million and $240.0 million on the repurchase of 1,285,827 shares and 1,955,634 shares at an average price per share of $159.08 and $122.70, respectively. The Company reissued 450,613 shares and 527,276 shares held in treasury for the exercise of stock options and restricted stock units during 2011 and 2010, respectively.
The Company also reissued 2,549 shares held in treasury during 2010, pursuant to its 2007 Share Plan, which extends certain eligible employees the option to receive a percentage of their annual performance-based compensation in shares of the Company’s stock. There were no shares reissued related to the 2007 Share Plan during the year ended December 31, 2011.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2011	2010	2009
Currency translation adjustment, net of tax	$40,371	$59,102	$27,455
Net unrealized (loss) gain on cash flow hedging arrangements, net of tax	(5,719)	(3,602)	2,808
Pension and post-retirement benefit related items	(176,005)	(72,510)	(73,234)
Deferred taxes on pension and post-retirement benefit related items	54,415	25,211	26,762
Total accumulated other comprehensive income (loss)	$(86,938)	$8,201	$(16,209)

12.	EQUITY INCENTIVE PLAN
The Company’s equity incentive plan provides employees and directors of the Company additional incentives to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2004 equity incentive plan was approved by shareholders on May 6, 2004 and provides that 3.5 million shares of common stock, plus any options outstanding under the Company’s prior option plan that terminate without being exercised, may be the subject of awards. Of the 3.5 million shares of common stock available for awards, up to 2.1 million shares may be issued in the form of restricted stock or restricted stock units. The plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options primarily vest equally over a five-year period from the date of grant and have a maximum

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

term of up to ten years and six months. Restricted units primarily vest equally over a five-year period from the date of grant. Since 2005, the compensation committee of the Board of Directors has generally granted restricted share units to participating managers and non-qualified stock options to executive officers.
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
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2010 through December 31, 2011:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	2,673,566	$73.24	$208.5
Granted	190,165	149.95
Exercised	(401,279)	51.76
Forfeited	(66,914)	101.07
Expired	(600)	44.50
Outstanding at December 31, 2011	2,394,938	$82.16	$157.4
Options exercisable at December 31, 2011	1,520,653	$63.64	$127.8
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2011 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

306,337	$35.95	1.6	306,337
478,363	$49.66	3.4	478,363
571,300	$71.28	6.1	435,060
646,298	$101.84	6.7	259,488
202,475	$133.00	8.8	41,405
190,165	$149.95	9.8	—
2,394,938		5.7	1,520,653
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2011, 2010 and 2009 was approximately $42.43, $37.84 and $27.82, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2011	2010	2009
Risk-free interest rate	1.09%	1.17%	2.33%
Expected life in years	5	5	5
Expected volatility	30%	30%	30%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $44.7 million, $39.3 million and $10.9 million, respectively.
The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was approximately $6.8 million, $6.9 million and $6.5 million, respectively.
The following table summarizes all restricted stock unit activity from December 31, 2010 through December 31, 2011:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	153,278	$23.2
Granted	42,067
Vested	(49,334)
Forfeited	(6,237)
Outstanding at December 31, 2011	139,774	$20.6
The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was approximately $4.5 million, $4.1 million and $3.2 million, respectively.
At December 31, 2011, a total of 1,084,417 shares of common stock were available for grant in the form of stock options or restricted stock units.
As of December 31, 2011, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $38.0 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.2 years.

13.	BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $8.4 million, $10.5 million and $11.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables set forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2011 and 2010:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$125,340	$119,930	$661,029	$600,063	$14,608	$14,509
Service cost, gross	331	264	27,194	22,719	304	295
Interest cost	6,422	6,439	24,637	22,438	731	757
Actuarial losses (gains)	20,596	4,661	33,834	4,815	(1,971)	5
Plan amendments and other	—	—	(444)	(123)	558	—
Benefits paid	(6,197)	(5,954)	(22,482)	(25,431)	(973)	(958)
Impact of foreign currency	—	—	(6,265)	36,548	—	—
Benefit obligation at end of year	$146,492	$125,340	$717,503	$661,029	$13,257	$14,608
Change in plan assets:
Fair value of plan assets at beginning of year	$97,040	$86,801	$667,124	$580,273	$—	$—
Actual return on plan assets	(3,004)	11,135	(13,604)	29,400	—	—
Employer contributions	65	5,058	22,197	18,944	875	1,135
Plan participants’ contributions	—	—	13,290	9,903	98	103
Benefits paid	(6,197)	(5,954)	(23,217)	(25,431)	(973)	(1,238)
Impact of foreign currency and other	—	—	(664)	54,035	—	—
Fair value of plan assets at end of year	$87,904	$97,040	$665,126	$667,124	$—	$—
Funded status	$(58,588)	$(28,300)	$(52,377)	$6,095	$(13,257)	$(14,608)
Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2011	2010	2011	2010	2011	2010
Other non-current assets	$—	$—	$52,660	$107,173	$—	$—
Pension and other post-retirement liabilities	(58,588)	(28,300)	(105,037)	(101,078)	(13,257)	(14,608)
Accumulated other comprehensive loss (income)	89,956	63,958	95,686	17,366	(9,635)	(8,814)
Net amount recognized	$31,368	$35,658	$43,309	$23,461	$(22,892)	$(23,422)
The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued and other liabilities and other non-current liabilities, respectively. The long-term portion of the accrued pension liabilities and other post-retirement liabilities at December 31, 2011 and 2010 was $58.5 million and $28.2 million, respectively, for the U.S. defined benefit pension plan, $100.3 million and $96.6 million, respectively, for the non-U.S. plans and $12.1 million and $13.2 million, respectively, for the U.S. post-retirement plan. The current portion of the accrued pension and other post-retirement liabilities was $0.1 million at both December 31, 2011 and 2010 for the U.S. defined benefit pension plan, $4.7 million and $4.5 million, respectively, for the non-U.S. plans and $1.2 million and $1.4 million, respectively, for the U.S. post-retirement plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2011 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Prior service cost, net	$—	$12,126	$457
Actuarial losses (gains)	89,956	83,560	(10,092)
Total	$89,956	$95,686	$(9,635)
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2011:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Net actuarial losses (gains)	$31,101	$82,427	$(1,971)
Prior service cost	—	—	457
Amortization of:
Actuarial losses (gains)	(5,103)	(845)	693
Prior service cost	—	1,271	—
Impact of foreign currency	—	(4,533)	—
	$25,998	$78,320	$(821)
The accumulated benefit obligations at December 31, 2011 and 2010 were $146.5 million and $125.3 million, respectively, for the U.S. defined benefit pension plan and $698.0 million and $634.8 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of assets of these plans as of December 31, 2011 were $183.2 million, $171.7 million and $79.3 million, respectively.
The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2011	2010	2009	2011	2010	2009
Discount rate	4.25%	5.25%	5.50%	3.10%	3.60%	3.90%
Compensation increase rate	n/a	n/a	n/a	1.75%	2.20%	2.20%
The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2011	2010	2009	2011	2010	2009
Discount rate	5.25%	5.50%	6.25%	3.60%	3.90%	3.95%
Compensation increase rate	n/a	n/a	n/a	1.75%	2.20%	2.25%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%	4.81%	5.20%	5.15%

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2011	2010	2009	2011	2010	2009
Service cost, net	$331	$264	$183	$26,703	$12,819	$16,552
Interest cost on projected benefit obligations	6,422	6,439	6,782	24,637	22,438	21,610
Expected return on plan assets	(7,499)	(6,906)	(6,842)	(47,350)	(29,354)	(26,440)
Recognition of actuarial losses/(gains)	5,103	5,297	4,659	(339)	(198)	(324)
Recognition of settlement/curtailment losses (gains)	—	—	—	—	59	(550)
Net periodic pension cost	$4,357	$5,094	$4,782	$3,651	$5,764	$10,848
Net periodic post-retirement benefit (credit)/cost for the U.S. post-retirement plan includes the following components for the years ended December 31:

	2011	2010	2009
Service cost	$304	$295	$381
Interest cost on projected benefit obligations	731	757	1,120
Net amortization and deferral	(692)	(1,406)	(1,286)
Net periodic post-retirement benefit (credit)/cost	$343	$(354)	$215
The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2012 are as follows:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Prior service cost, net	$—	$(1,484)	$86
Actuarial losses (gains)	7,664	2,522	(840)
Total	$7,664	$1,038	$(754)
The projected post-retirement benefit obligation was principally determined using discount rates of 4.25% in 2011, 5.25% in 2010 and 5.50% in 2009. Net periodic post-retirement benefit cost was principally determined using discount rates of 5.25% in 2011 and 5.50% in 2010, and 6.25% in 2009. The health care cost trend rate was 9.00% in 2011, and ranged from 7.50% to 9.00% in 2010 and 7.50% to 10.00% in 2009, decreasing to 5.00% in 2015.
The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost components	$94	$(84)
Effect on post-retirement benefit obligation	$999	$(896)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

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
The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2011				December 31, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$96,071	$—	$—	$96,071	$106,166	$—	$—	$106,166
Equity Securities:
Mettler-Toledo Stock	3,725	—	—	3,725	3,827	—	—	3,827
Equity Mutual Funds:
U.S.(1)	30,923	20,149	—	51,072	30,820	19,786	—	50,606
International(2)	37,565	40,693	—	78,258	44,648	44,879	—	89,527
Emerging Markets(3)	31,712	4,333	—	36,045	31,253	5,995	—	37,248
Fixed Income Securities:
Corporate/Government	62,041	—	—	62,041	59,318	—	—	59,318
Bonds(4)
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	15,208	1,661	16,869	—	14,412	1,556	15,968
Core Bond(6)	132,430	32,231	—	164,661	175,754	31,069	—	206,823
Real Asset Mutual Funds:
Real Estate(7)	65,021	—	—	65,021	30,190	27,001	—	57,191
Commodities(8)	24,582	4,258	21,816	50,656	—	12,882	20,836	33,718
Other Types of Investments:
Global Allocation Funds(9)	28,555	7,040	—	35,595	24,420	8,709	—	33,129
Multi-Strategy Fund of	—	—	78,650	78,650	—	—	56,398	56,398
Hedge Funds(10)
Convertible Preferred	—	—	14,366	14,366	—	—	14,245	14,245
Equity Certificates(11)
	$512,625	$123,912	$116,493	$753,030	$506,396	$164,733	$93,035	$764,164
_______________________________________

(1)	Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.

(2)	Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom and Canada.

(3)	Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America and Asia.

(4)	Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.

(5)	Represents fixed and variable rate annuity contracts provided by insurance companies.

(6)
Represents fixed income mutual funds invested in the U.S., the United Kingdom, Switzerland and European government bonds, high-grade corporate bonds, mortgage-backed securities and collateralized mortgage obligations.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

(7)	Represents mutual funds invested in real estate located primarily in Switzerland.

(8)	Represents commodity funds invested across a broad range of sectors.

(9)	Represents mutual funds invested globally in both equities and fixed income securities.

(10)	Represents primarily equity investments to profit from long and short equity positions, economic and government driven events and relative value and tactical trading strategies.

(11)	Represents preferred equity certificates of a wholly-owned subsidiary.
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
The following table presents a rollforward of activity for the years ended December 31, 2011 and 2010 for level 3 asset categories:

	Multi- Strategy Fund of Hedge Funds	Equity Long/Short Fund of Hedge Funds	Commodities	Insurance Contract	Convertible Preferred Equity Certificates	Total
Balance at December 31, 2009	$23,064	$5,299	$—	$2,114	$12,909	$43,386
Actual return on plan assets:
Related to assets held at end of year	(3,675)	—	(720)	(86)	—	(4,481)
Related to assets sold during the year	308	(206)	—	1	—	103
Purchases and (sales)	34,239	(5,450)	20,874	(314)	—	49,349
Impact of foreign currency	2,462	357	682	(159)	1,336	4,678
Balance at December 31, 2010	$56,398	$—	$20,836	$1,556	$14,245	$93,035
Actual return on plan assets:
Related to assets held at end of year	2,704	—	987	34	669	4,394
Related to assets sold during the year	112	—	—	3	—	115
Purchases and (sales)	20,606	—	—	114	(563)	20,157
Impact of foreign currency	(1,170)	—	(7)	(46)	15	(1,208)
Balance at December 31, 2011	$78,650	$—	$21,816	$1,661	$14,366	$116,493
There were no transfers between level 2 and level 3 assets during the years ended December 31, 2011 and 2010.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy
2012	$6,324	$39,487	$1,021
2013	6,631	39,366	1,001
2014	6,908	40,374	1,027
2015	7,147	40,935	1,015
2016	7,403	42,334	983
2017-2021	41,765	217,907	4,973

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company made a voluntary incremental pension contribution of $5 million in 2010 to increase the funded status of its U.S. pension plan. The Company does not expect to receive any refunds from its benefit plans during 2012.
In 2012, the Company expects to make employer pension contributions of approximately $7.4 million and $20.6 million to its U.S. pension plan and non-U.S. pension plans, respectively, and employer contributions of approximately $1.1 million to its U.S. post-retirement medical plan.

14.	TAXES
The sources of the Company’s earnings before taxes were as follows for the years ending December 31:

	2011	2010	2009
United States	$(6,758)	$41,470	$33,263
Non-United States	355,935	266,043	191,499
Earnings before taxes	$349,177	$307,513	$224,762
The provisions for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2011:
United States federal	$—	$(9,111)	$(9,111)
State and local	1,512	(482)	1,030
Non-United States	75,580	12,185	87,765
Total	$77,092	$2,592	$79,684
Year ended December 31, 2010:
United States federal	$—	$15,760	$15,760
State and local	1,402	713	2,115
Non-United States	69,905	(12,415)	57,490
Total	$71,307	$4,058	$75,365
Year ended December 31, 2009:
United States federal	$(468)	$2,344	$1,876
State and local	1,331	1,437	2,768
Non-United States	47,540	(15)	47,525
Total	$48,403	$3,766	$52,169

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The provisions for tax expense for the years ending December 31, 2011, 2010 and 2009 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2011	2010	2009
Expected tax	$122,212	$107,630	$78,667
United States state and local income taxes, net of federal income tax benefit	1,030	2,115	2,768
Change in valuation allowance	—	(3,229)	(598)
Other non-United States income taxes at other than a 35% rate	(36,814)	(26,639)	(19,499)
Resolution of prior year tax matters	(3,478)	(5,757)	(9,681)
Other, net	(3,266)	1,245	512
Total provision for taxes	$79,684	$75,365	$52,169
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31, 2011:

	2011	2010
Deferred tax assets:
Inventory	$22,530	$19,460
Accrued and other liabilities	64,003	54,245
Accrued post-retirement benefit and pension costs	57,320	45,998
Net operating loss and tax credit carryforwards	47,148	55,956
Other	13,761	9,554
Total deferred tax assets	204,762	185,213
Less valuation allowance	(34,738)	(44,669)
Total deferred tax assets less valuation allowance	170,024	140,544
Deferred tax liabilities:
Inventory	4,087	4,346
Property, plant and equipment	45,549	37,669
Rainin intangibles amortization	47,804	42,640
Prepaid post-retirement benefit and pension costs	38,778	36,343
Other	—	13,290
International earnings	8,067	7,940
Total deferred tax liabilities	144,285	142,228
Net deferred tax (liability) asset	$25,739	$(1,684)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2011	2010
Unrecognized tax benefits at beginning of year	$19,407	$23,110
Increases related to current tax positions	3,852	3,241
Decreases related to prior year tax positions	(35)	(1,271)
Foreign currency translation (decreases) increases to prior year tax positions	(34)	(103)
Decreases relating to taxing authority settlements	(83)	(5,558)
Decreases resulting from a lapse of the applicable statute of limitations	(2,957)	(12)
Unrecognized tax benefits at end of year	$20,150	$19,407
Included in the balance of unrecognized tax benefits at December 31, 2011 and 2010 were $14.0 million and $13.7 million, respectively, of tax benefits that if recognized, would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2011 and 2010 was $1.8 million and $1.9 million, respectively.
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
The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $9.9 million and $14.9 million decrease in the total valuation allowance during 2011 and 2010, respectively, are primarily attributable to changes in the foreign tax credit carryforward and foreign currency differences recorded through other comprehensive income.
The deferred tax assets and valuation allowance as of December 31, 2011 do not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recorded. Shareholders' equity will be increased by $10.5 million if and when such deferred tax assets are ultimately realized and the related valuation allowance is reduced.
At December 31, 2011, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.
The Company plans to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently reinvested.
During the third quarter of 2011 and 2010 and the first quarter of 2009, the Company recorded discrete tax items resulting in a net tax benefit of $3.8 million, $5.2 million and $8.3 million respectively, primarily related to the favorable resolution of certain prior year tax matters.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

As of December 31, 2011, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2007, the United States after 2007, France after 2009, Switzerland after 2009, the United Kingdom after 2009 and China after 2010. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

15.	RESTRUCTURING CHARGES
During the fourth quarter of 2008, the Company initiated a global cost reduction program which has substantially been completed. The Company also initiated additional cost reduction measures in the fourth quarter of 2011. Charges under the programs primarily comprise severance costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. Through December 31, 2011, total charges recognized were $48.6 million, of which $5.9 million, $4.9 million and $31.4 million was recognized during 2011, 2010 and 2009, respectively. Cash paid for severance during the years ended December 31, 2011, 2010 and 2009 totaled $6.3 million, $11.1 million and $22.2 million, respectively.
A rollforward of the Company’s accrual for restructuring activities for the years ended December 31, 2011 and 2010 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2009	$14,122	$684	$14,806
Restructuring charges	3,508	1,358	4,866
Cash payments	(9,252)	(1,815)	(11,067)
Impact of foreign currency	(657)	(92)	(749)
Balance at December 31, 2010	$7,721	$135	$7,856
Restructuring charges	5,190	722	5,912
Cash payments	(5,540)	(757)	(6,297)
Impact of foreign currency	98	—	98
Balance at December 31, 2011	$7,469	$100	$7,569

16.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of restructuring charges, interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net for the year ending December 31, 2010 includes a $4.4 million ($3.8 million after-tax) charge associated with the sale of the Company’s retail software business for in-store item and inventory management solutions. This amount was partially offset by a benefit from unrealized contingent consideration from a previous acquisition totaling $1.2 million ($1.2 million after-tax).

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

17.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2011:

2012	$28,837
2013	22,647
2014	16,968
2015	13,446
2016	9,881
Thereafter	10,456
Total	$102,235
Rent expense for operating leases amounted to $34.3 million, $34.1 million and $34.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the operations of the Company’s operating segments:

For the Year Ended December 31, 2011	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$665,245	$80,013	$745,258	$121,398	$5,757	$1,037,176	$(6,926)	$307,485
Swiss Operations	143,520	411,788	555,308	113,997	7,581	812,416	(8,178)	22,986
Western European Operations	692,348	107,585	799,933	99,969	5,065	953,728	(4,962)	101,899
Chinese Operations	388,592	126,550	515,142	120,857	4,920	366,450	(15,601)	710
Other(a)	419,623	6,348	425,971	50,045	2,161	331,613	(4,088)	14,663
Eliminations and Corporate(b)	—	(732,284)	(732,284)	(107,763)	6,205	(1,297,909)	(58,745)	—
Total	$2,309,328	$—	$2,309,328	$398,503	$31,689	$2,203,474	$(98,500)	$447,743

For the Year Ended December 31, 2010	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$618,809	$60,847	$679,656	$121,013	$5,828	$912,758	$(9,204)	$306,138
Swiss Operations	113,488	343,003	456,491	96,568	6,405	772,498	(11,870)	20,579
Western European Operations	600,933	91,322	692,255	85,120	4,649	903,964	(3,509)	93,236
Chinese Operations	298,637	105,906	404,543	92,969	5,138	353,285	(13,605)	678
Other(a)	336,311	4,338	340,649	35,166	1,854	199,100	(2,024)	14,068
Eliminations and Corporate(b)	—	(605,416)	(605,416)	(79,394)	5,812	(858,542)	(33,731)	—
Total	$1,968,178	$—	$1,968,178	$351,442	$29,686	$2,283,063	$(73,943)	$434,699

For the Year Ended December 31, 2009	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$539,944	$48,495	$588,439	$105,703	$6,203	$805,466	$(5,143)	$319,303
Swiss Operations	107,472	288,797	396,269	81,476	6,712	586,583	(4,983)	18,649
Western European Operations	574,109	76,141	650,250	72,201	5,333	928,141	(2,004)	89,494
Chinese Operations	232,643	70,971	303,614	69,617	4,493	214,083	(3,360)	649
Other(a)	274,685	3,974	278,659	25,538	2,245	164,638	(1,268)	12,855
Eliminations and Corporate(b)	—	(488,378)	(488,378)	(60,060)	4,648	(980,124)	(43,283)	—
Total	$1,728,853	$—	$1,728,853	$294,475	$29,634	$1,718,787	$(60,041)	$440,950
_______________________________________

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit follows:

	2011	2010	2009
Earnings before taxes	$349,177	$307,513	$224,762
Amortization	17,808	14,842	11,844
Interest expense	23,226	20,057	25,117
Restructuring charges	5,912	4,866	31,368
Other charges (income), net	2,380	4,164	1,384
Segment profit	$398,503	$351,442	$294,475
During 2011 restructuring charges of $5.9 million were recognized, of which $1.1 million, $0.5 million, $3.1 million, $0.5 million, $0.6 million and $0.1 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively. The cumulative amount of restructuring charges recognized under the program totaled $48.6 million as of December 31, 2011, of which $10.4 million, $2.7 million, $26.2 million, $1.6 million, $6.6 million and $1.1 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.
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
A breakdown of the Company’s sales by category for the years ended December 31 follows:

	2011	2010	2009
Weighing-related instruments	$1,084,776	$901,285	$766,636
Non-weighing instruments	739,534	622,798	538,077
Service	485,018	444,095	424,140
Total net sales	$2,309,328	$1,968,178	$1,728,853

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the years ended December 31 follows:

	Net Sales			Property, Plant and Equipment, Net
	2011	2010	2009	2011	2010
United States	$612,643	$574,625	$504,597	$57,424	$61,943
Other Americas	159,756	130,851	105,210	3,758	2,919
Total Americas	772,399	705,476	609,807	61,182	64,862
Germany	200,062	170,468	166,480	26,266	27,274
France	136,589	124,330	123,035	4,743	4,620
United Kingdom	66,321	59,347	44,983	6,155	6,437
Switzerland	79,376	57,047	62,179	245,376	205,806
Other Europe	379,784	317,044	302,024	7,015	6,685
Total Europe	862,132	728,236	698,701	289,555	250,822
China	379,791	291,115	228,433	54,125	43,697
Rest of World	295,006	243,351	191,912	5,145	5,091
Total Asia/Rest of World	674,797	534,466	420,345	59,270	48,788
Total	$2,309,328	$1,968,178	$1,728,853	$410,007	$364,472

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2011 and 2010 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$498,766	$561,088	$601,114	$648,360
Gross profit	261,507	296,191	314,417	346,159
Net earnings	$46,827	$60,188	$68,196	$94,282
Basic earnings per common share:
Net earnings	$1.45	$1.88	$2.15	$2.99
Weighted average number of common shares	32,290,595	31,997,850	31,760,270	31,542,400
Diluted earnings per common share:
Net earnings	$1.41	$1.82	$2.09	$2.91
Weighted average number of common and common equivalent shares	33,291,632	33,013,887	32,664,482	32,387,459
Market price per share:
High	$177.07	$191.95	$175.28	$167.13
Low	$147.23	$157.13	$131.91	$130.12
2010
Net sales	$416,651	$468,549	$490,213	$592,765
Gross profit	217,926	246,625	256,055	316,590
Net earnings	$37,868	$51,347	$62,081	$80,852
Basic earnings per common share:
Net earnings	$1.12	$1.53	$1.87	$2.48
Weighted average number of common shares	33,757,175	33,536,105	33,171,017	32,657,555
Diluted earnings per common share:
Net earnings	$1.10	$1.49	$1.82	$2.41
Weighted average number of common and common equivalent shares	34,533,067	34,395,487	34,027,191	33,604,641
Market price per share:
High	$110.31	$126.70	$124.44	$157.55
Low	$94.10	$107.42	$108.42	$123.28

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Accounts receivable — allowance for doubtful accounts:
Year ended December 31, 2011	$11,536	$1,811	$(227)	$803	$12,317
Year ended December 31, 2010	$12,399	$1,031	$(50)	$1,844	$11,536
Year ended December 31, 2009	$11,965	$2,135	$246	$1,947	$12,399
Deferred tax valuation allowance:
Year ended December 31, 2011	$44,669	$—	$912	$10,843	$34,738
Year ended December 31, 2010	$59,586	$—	$5,342	$20,259	$44,669
Year ended December 31, 2009	$25,801	$—	$37,546	$3,761	$59,586
_______________________________________
Note (A)
For accounts receivable, amounts comprise currency translation adjustments.
For deferred tax valuation allowance in 2011, 2010 and 2009, amounts relate primarily to increases in foreign tax credit carryforwards and foreign currency differences recorded through other comprehensive income.
Note (B)
For accounts receivable, amounts represent excess of uncollectible balances written off over recoveries of accounts previously written off.
For deferred tax valuation allowance, reductions relate to tax credit and tax loss carryforwards.

S-1