Form 10-Q
period 2012-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2012-05-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 31,448,402 shares of Common Stock outstanding at March 31, 2012.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2012 and 2011
(In thousands, except share data)
(unaudited)

	March 31, 2012	March 31, 2011
Net sales
Products	$419,991	$387,074
Service	115,409	111,692
Total net sales	535,400	498,766
Cost of sales
Products	187,845	167,713
Service	70,453	69,546
Gross profit	277,102	261,507
Research and development	28,667	26,351
Selling, general and administrative	167,641	161,378
Amortization	5,199	3,622
Interest expense	5,823	5,711
Restructuring charges	308	498
Other charges (income), net	156	669
Earnings before taxes	69,308	63,278
Provision for taxes	16,981	16,451
Net earnings	$52,327	$46,827

Basic earnings per common share:
Net earnings	$1.66	$1.45
Weighted average number of common shares	31,531,915	32,290,595

Diluted earnings per common share:
Net earnings	$1.62	$1.41
Weighted average number of common and common equivalent shares	32,386,924	33,291,632

Comprehensive income, net of tax (Note 2)	$73,118	$65,743

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 and December 31, 2011
(In thousands, except share data)
(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$156,192	$235,601
Trade accounts receivable, less allowances of $12,445 at March 31, 2012
and $12,317 at December 31, 2011	389,118	425,147
Inventories	238,176	241,421
Current deferred tax assets, net	52,362	51,125
Other current assets and prepaid expenses	69,734	65,569
Total current assets	905,582	1,018,863
Property, plant and equipment, net	425,746	410,007
Goodwill	451,678	447,743
Other intangible assets, net	120,454	121,410
Non-current deferred tax assets, net	116,082	118,899
Other non-current assets	93,901	86,552
Total assets	$2,113,443	$2,203,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$131,984	$168,109
Accrued and other liabilities	98,631	100,320
Accrued compensation and related items	91,692	139,940
Deferred revenue and customer prepayments	99,706	99,584
Taxes payable	56,121	55,139
Current deferred tax liabilities	18,468	18,452
Short-term borrowings and current maturities of long-term debt	28,817	28,300
Total current liabilities	525,419	609,844
Long-term debt	444,858	476,715
Non-current deferred tax liabilities	122,983	125,833
Other non-current liabilities	213,210	209,945
Total liabilities	1,306,470	1,422,337
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;	448	448
issued 44,786,011 and 44,786,011 shares; outstanding 31,448,402, and 31,590,101 shares at March 31, 2012 and December 31, 2011, respectively
Additional paid-in capital	619,803	616,202
Treasury stock at cost (13,337,609 shares at March 31, 2012 and 13,195,910 shares at	(1,270,206)	(1,225,125)
December 31, 2011)
Retained earnings	1,523,075	1,476,550
Accumulated other comprehensive loss	(66,147)	(86,938)
Total shareholders’ equity	806,973	781,137
Total liabilities and shareholders’ equity	$2,113,443	$2,203,474

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2012 and twelve months ended December 31, 2011
(In thousands, except share data)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted
stock units	450,613	—	—	36,843	(16,073)	—	20,770
Repurchases of common stock	(1,285,827)	—	—	(204,578)	—	—	(204,578)
Tax benefit resulting from exercise of certain
employee stock options	—	—	6,737	—	—	—	6,737
Share-based compensation	—	—	12,270	—	—	—	12,270
Net earnings	—	—	—	—	269,493	—	269,493
Other comprehensive income (loss),
net of tax (Note 2)	—	—	—	—	—	(95,139)	(95,139)
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted
stock units	220,078	—	—	18,640	(5,802)	—	12,838
Repurchases of common stock	(361,777)	—	—	(63,721)	—	—	(63,721)
Tax benefit resulting from exercise of certain
employee stock options	—	—	298	—	—	—	298
Share-based compensation	—	—	3,303	—	—	—	3,303
Net earnings	—	—	—	—	52,327	—	52,327
Other comprehensive income (loss),
net of tax (Note 2)	—	—	—	—	—	20,791	20,791
Balance at March 31, 2012	31,448,402	$448	$619,803	$(1,270,206)	$1,523,075	$(66,147)	$806,973

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2012 and 2011
(In thousands)
(unaudited)

	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net earnings	$52,327	$46,827
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,775	7,383
Amortization	5,199	3,622
Deferred tax provision	(2,061)	(6,593)
Excess tax benefits from share-based payment arrangements	(276)	(2,347)
Share-based compensation	3,303	3,187
Other	882	(27)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	41,057	14,604
Inventories	8,300	(22,238)
Other current assets	(1,983)	425
Trade accounts payable	(38,231)	(6,457)
Taxes payable	(693)	923
Accruals and other	(54,802)	(32,785)
Net cash provided by operating activities	20,797	6,524
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	87	48
Purchase of property, plant and equipment	(18,529)	(17,559)
Acquisitions	—	(14,532)
Other investing activities	—	(902)
Net cash used in investing activities	(18,442)	(32,945)
Cash flows from financing activities:
Proceeds from borrowings	16,481	28,784
Repayments of borrowings	(49,480)	(11,488)
Proceeds from stock option exercises	12,838	3,063
Repurchases of common stock	(63,721)	(57,179)
Excess tax benefits from share-based payment arrangements	276	2,347
Other financing activities	(164)	(87)
Net cash used in financing activities	(83,770)	(34,560)

Effect of exchange rate changes on cash and cash equivalents	2,006	1,506

Net decrease in cash and cash equivalents	(79,409)	(59,475)

Cash and cash equivalents:
Beginning of period	235,601	447,577
End of period	$156,192	$388,102

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

to the cost basis of the Company’s inventory are made for excess and obsolete items based on usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
Inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials and parts	$105,860	$101,716
Work-in-progress	42,149	40,822
Finished goods	90,167	98,883
	$238,176	$241,421
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
Other intangible assets consisted of the following:

	March 31, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$95,670	$(19,576)	$95,203	$(18,735)
Proven technology and patents	42,168	(26,259)	41,643	(25,174)
Tradename (finite life)	4,105	(1,205)	3,995	(1,072)
Tradename (indefinite life)	25,073	—	25,033	—
Other	748	(270)	743	(226)
	$167,764	$(47,310)	$166,617	$(45,207)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $1.9 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $7.2 million for 2012, $5.9 million for 2013, $5.8 million for 2014, $5.1 million for 2015, $4.9 million for 2016 and $4.7 million for 2017. Purchased intangible amortization, net of tax was $1.1 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $3.2 million and $2.1 million for the three months ended March 31, 2012 and 2011, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the three months ended March 31 are as follows:

	March 31, 2012	March 31, 2011
Balance at beginning of period	$16,748	$15,680
Accruals for warranties	3,898	3,666
Foreign currency translation	282	445
Payments / utilizations	(4,236)	(3,130)
Balance at end of period	$16,692	$16,661

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.3 million and $3.2 million of share-based compensation expense for the three months ended March 31, 2012 and 2011, respectively.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Recent Accounting Pronouncements
In January 2012, the Company adopted ASU 2011-05, to ASC 220 “Comprehensive Income,” as amended by ASU 2011-12. For interim consolidated financial reporting, the Company presents other comprehensive income in the consolidated statements of operations and comprehensive income. Additionally, as required by ASU 2011-05, the Company ceased presenting components of other comprehensive income as part of the consolidated statements of shareholders' equity and comprehensive income. The adoption of the recently issued guidance did not impact the Company's consolidated results of operations or financial position.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2012	March 31, 2011
Currency translation adjustment, net of tax	$18,751	$19,325
Net unrealized gain (loss) on cash flow hedging arrangements, net of tax	201	627
Pension and post-retirement benefit related items, net of tax	1,839	(1,036)
Other comprehensive income	20,791	18,916
Net earnings	52,327	46,827
Comprehensive income (loss), net of tax	$73,118	$65,743

In January 2012, the Company adopted ASU 2011-04, to ASC 820, "Fair Value Measurement." ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of the recently issued guidance did not impact the Company's consolidated results of operations or financial position.

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
Cash Flow Hedge
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which changed the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. The swap is recorded in other non-current liabilities in the consolidated balance sheet at its fair value at March 31, 2012 and December 31, 2011 of $8.9 million and $9.2 million, respectively. The effective portion of the loss reclassified from accumulated other

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

comprehensive income (loss) to interest expense was $0.7 million for the three months ended March 31, 2012 and 2011, respectively. The amount recognized in other comprehensive income (loss) during the three month periods ended March 31, 2012 and 2011 was a gain of $0.3 million and $1.0 million, respectively. A net after tax derivative loss of $1.9 million based upon interest rates at March 31, 2012, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through March 31, 2012 no hedge ineffectiveness has occurred in relation to this hedge.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at March 31, 2012 and December 31, 2011 in other current assets of $1.0 million and $0.5 million, respectively, and other liabilities of $0.3 million and $0.5 million, respectively. The Company recognized in other charges (income), net a gain of $1.9 million during the three month period ended March 31, 2012. The net gain/loss recognized in other charges (income), net during the three month period ended March 31, 2011 was insignificant. At March 31, 2012 and December 31, 2011, these contracts had a notional value of $204.7 million and $143.6 million, respectively.

5.	FAIR VALUE MEASUREMENTS
At March 31, 2012 and December 31, 2011, the Company had derivative assets totaling $1.0 million and $0.5 million, respectively, and derivative liabilities totaling $9.2 million and $9.7 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2012 and December 31, 2011.
At March 31, 2012 and December 31, 2011, the Company had $15.5 million and $13.6 million of cash equivalents, respectively, the fair value of which is estimated based on similar issues in active markets. The fair value of cash equivalents approximates cost.
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
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

	March 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,478	$—	$15,478	$—	$13,619	$—	$13,619	$—
Foreign currency forward contracts	987	—	987	—	545	—	545	—
Total	$16,465	$—	$16,465	$—	$14,164	$—	$14,164	$—

Liabilities:
Interest rate swap agreement	$8,856	$—	$8,856	$—	$9,175	$—	$9,175	$—
Foreign currency forward contracts	307	—	307	—	480	—	480	—
Total	$9,163	$—	$9,163	$—	$9,655	$—	$9,655	$—

The difference between the fair value and carrying value of the Company's long-term debt is not material and is classified in Level 2 and Level 3 of the fair value hierarchy. The fair value of the Company's debt is estimated based on either similar issues or other inputs derived from available market information, including interest rates, term of debt and creditworthiness.

6.	INCOME TAXES
The provision for taxes is based upon the Company's projected annual effective tax rate of 24.5% for the three month period ended March 31, 2012.

7.	DEBT
Debt consisted of the following at March 31, 2012:

	March 31, 2012
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million senior notes	$100,000	$—	$100,000
Credit facility	328,000	16,858	344,858
Other local arrangements	—	28,817	28,817
Total debt	428,000	45,675	473,675
Less: current portion	—	(28,817)	(28,817)
Total long-term debt	$428,000	$16,858	$444,858
As of March 31, 2012, the Company had $531.2 million of availability remaining under the credit facility.

8.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $2.25 billion share repurchase program, of which there is $652.3 million remaining to repurchase common shares as of March 31, 2012. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 18.9 million shares since the inception of the program through March 31, 2012.
During the three months ended March 31, 2012 and 2011, the Company spent $63.7 million and $57.2 million on the repurchase of 361,777 shares and 354,000 shares at an average price per share of $176.11 and $161.50, respectively. The Company reissued 220,078 shares and 72,160 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2012 and 2011, respectively.

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, solely relating to outstanding stock options and restricted stock units:

	2012	2011
Three months ended	855,009	1,001,037
Outstanding options and restricted stock units to purchase or receive 152,059 and 171,854 shares of common stock for the three months ended March 31, 2012 and 2011, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost, net	$114	$83	$3,638	$3,357	$83	$76
Interest cost on projected benefit obligations	1,523	1,606	5,605	5,914	135	183
Expected return on plan assets	(1,741)	(1,875)	(8,234)	(8,148)	—	—
Recognition of prior service cost	—	—	(357)	(349)	—	—
Recognition of actuarial losses/(gains)	1,916	1,276	613	285	(188)	(173)
Net periodic pension cost/(credit)	$1,812	$1,090	$1,265	$1,059	$30	$86

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company expects to make employer contributions of approximately $7.4 million and $20.6 million to its U.S. pension plan and non-U.S. pension plans and employer contributions of approximately $1.1 million to its U.S. post-retirement medical plan during the year ended December 31, 2012. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

11.	RESTRUCTURING CHARGES
During the fourth quarter of 2008, the Company initiated a global cost reduction program which has substantially been completed. Charges under the program primarily comprise severance costs. The Company also initiated additional cost reduction measures in the fourth quarter of 2011. Charges under the programs are primarily comprised of severance costs.
A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2012 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2011	$7,469	$100	$7,569
Restructuring charges	251	57	308
Cash payments	(1,459)	(123)	(1,582)
Impact of foreign currency	257	—	257
Balance at March 31, 2012	$6,518	$34	$6,552

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

13.	SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ending December 31, 2011, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2012	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$157,298	$18,111	$175,409	$23,957	$307,570
Swiss Operations	31,605	97,519	129,124	29,142	23,853
Western European Operations	153,005	23,847	176,852	18,265	104,921
Chinese Operations	91,294	29,813	121,107	25,318	715
Other (a)	102,198	1,649	103,847	10,324	14,619
Eliminations and Corporate (b)	—	(170,939)	(170,939)	(26,212)	—
Total	$535,400	$—	$535,400	$80,794	$451,678

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2011	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$148,212	$18,688	$166,900	$22,330	$308,220
Swiss Operations	31,645	101,262	132,907	29,080	23,550
Western European Operations	152,860	25,588	178,448	18,467	97,525
Chinese Operations	74,837	30,337	105,174	20,689	683
Other (a)	91,212	809	92,021	9,467	14,203
Eliminations and Corporate (b)	—	(176,684)	(176,684)	(26,255)	—
Total	$498,766	$—	$498,766	$73,778	$444,181

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)
See Note 3 for additional information. Goodwill as of March 31, 2011 includes additions of $1.9 million in U.S. Operations and $2.5 million in Swiss Operations related to acquisitions in the first quarter of 2011.

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Earnings before taxes	$69,308	$63,278
Amortization	5,199	3,622
Interest expense	5,823	5,711
Restructuring charges	308	498
Other charges (income), net	156	669
Segment profit	$80,794	$73,778

During the three months ended March 31, 2012, restructuring charges of $0.3 million were recognized, of which $0.2 million and $0.1 million related to the Company’s U.S. and Western European operations, respectively. Restructuring charges of $0.5 million were recognized during the three months ended March 31, 2011, of which $0.3 million and $0.2 million related to the Company’s U.S. and Swiss operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2012 and 2011 (amounts in thousands).

	Three months ended March 31,
	2012		2011
	(unaudited)%		(unaudited)%
Net sales	$535,400	100.0	$498,766	100.0
Cost of sales	258,298	48.2	237,259	47.6
Gross profit	277,102	51.8	261,507	52.4
Research and development	28,667	5.4	26,351	5.3
Selling, general and administrative	167,641	31.3	161,378	32.4
Amortization	5,199	1.0	3,622	0.7
Interest expense	5,823	1.1	5,711	1.1
Restructuring charges	308	0.1	498	0.1
Other charges (income), net	156	—	669	0.1
Earnings before taxes	69,308	12.9	63,278	12.7
Provision for taxes	16,981	3.1	16,451	3.3
Net earnings	$52,327	9.8	$46,827	9.4

Net sales
Net sales were $535.4 million for the three months ended March 31, 2012, compared to $498.8 million for the corresponding period in 2011. This represents an increase in U.S. dollars of 7%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 8% for the three months ended March 31, 2012. Acquisitions contributed approximately 2% to our net sales growth for the three months ended March 31, 2012. We expect our local currency organic sales growth in 2012 will continue to be less than growth rates experienced in 2011 and 2010. If the global economy were to fall into recessionary conditions, we would expect our sales to be adversely impacted. It is currently difficult to predict the extent to which our results may be adversely affected.

Net sales by geographic destination for the three months ended March 31, 2012, in U.S. dollars increased 6% in the Americas and 20% in Asia/Rest of World and decreased 1% in Europe. In local currencies, our net sales by geographic destination increased 7% in the Americas, 2% in Europe and 17% in Asia/Rest of World. Acquisitions contributed approximately 2% and 3% to net sales growth in the Americas and Europe, respectively, for the three months ended March 31, 2012. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2011, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased in U.S. dollars by 8% for the three months ended March 31, 2012 compared to the corresponding prior period and increased 9% in local currency. Service revenue (including spare parts) in U.S. dollars increased 3% during the three months ended March 31, 2012 compared to the corresponding period in 2011 and increased 5% in local currencies.
Net sales of our laboratory-related products, which represented approximately 47% of our total net sales for the three months ended March 31, 2012, increased 8% in both U.S. dollars and local currencies during the three months ended March 31, 2012, driven by strong growth in most product categories, especially process analytics and laboratory balances, in Asia/Rest of World and the Americas related to increased sales volume and price realization. We experienced modest local currency net sales growth of our laboratory-related products in Europe for the three months ended March 31, 2012, which faced difficult prior period comparisons and reduced economic growth.
Net sales of our industrial-related products, which represented approximately 44% of our total net sales for the three months ended March 31, 2012, increased 9% in U.S. dollars and increased 10% in local currencies during the three months ended March 31, 2012. Acquisitions contributed approximately 5% to our net sales growth of industrial-related products for the three months ended March 31, 2012. We experienced solid organic sales growth in our industrial-related products in Asia/Rest of World for the three months ended March 31, 2012 primarily related to increased sales volume. Our industrial-related sales for the three months ended March 31, 2012 in the Americas were relatively flat versus the previous year and included solid growth in our core-industrial products offset by a decline in product inspection and transportation and logistics related to prior year project activity. Our European industrial-related products experienced modest sales growth during the three months ended March 31, 2012 that included strong organic growth in product inspection offset in part by a decline in core-industrial products.
Net sales in our food retailing markets, which represented approximately 9% of our total net sales for the three months ended March 31, 2012, decreased 2% in U.S. dollars and decreased 1% in local currencies during the three months ended March 31, 2012, primarily due to sales declines in Western Europe, primarily related to the timing of project activity as well as reduced economic growth.
Gross profit
Gross profit as a percentage of net sales was 51.8% for the three months ended March 31, 2012 compared to 52.4% for the corresponding period in 2011.
Gross profit as a percentage of net sales for products was 55.1% for the three months ended March 31, 2012 compared to 56.7% for the corresponding period in 2011.
Gross profit as a percentage of net sales for services (including spare parts) was 39.0% for the three months ended March 31, 2012 compared to 37.7% for the corresponding period in 2011.
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2012, primarily reflects lower margin project activity in our Chinese core-industrial products,

unfavorable business mix and unfavorable currency rate changes. These results were partly offset by benefits from increased sales volume and price increases, as well as reduced material costs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.4% for the three months ended March 31, 2012 compared to 5.3% for the corresponding period during 2011. Research and development expenses increased 9% in U.S. dollars and increased 8% in local currencies, during the three months ended March 31, 2012 compared to the corresponding period in 2011 relating to the timing of research and development project and product launch activity.
Selling, general and administrative expenses as a percentage of net sales were 31.3% for the three months ended March 31, 2012 compared to 32.4% in the corresponding period during 2011. Selling, general and administrative expenses increased 4% in both U.S. dollars and local currencies, during the three months ended March 31, 2012 compared to the corresponding period in 2011. The increase is primarily due to increased sales and marketing investments (especially in emerging markets), offset in part by lower variable compensation.
Interest expense, other charges (income), net and taxes
Interest expense was $5.8 million for the three months ended March 31, 2012 and $5.7 million for the corresponding period in 2011. The increase in interest expense for the three month period ended March 31, 2012 is primarily a result of a decrease in average borrowings offset by an increase in rates for the period.
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. The decrease in other charges (income), net for the three months ended March 31, 2012 of $0.5 million compared to the prior year was primarily due to unfavorable foreign currency fluctuations in the prior year.
The provision for taxes is based upon our projected annual effective tax rate of 24.5% for the for the three months period ended March 31, 2012 and 2011, respectively. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2011.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2012	2011	%1)
Total net sales	$175,409	$166,900	5%
Net sales to external customers	$157,298	$148,212	6%
Segment profit	$23,957	$22,330	7%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 5% for the three months ended March 31, 2012 and net sales to external customers increased 6% for the three months ended March 31, 2012 compared with the corresponding period in 2011. The increase in total net sales and net sales to external customers for the three months ended March 31, 2012, primarily reflects strong growth in laboratory balances, process analytics, core-industrial, and food retailing products due to increased sales volume and favorable price realization. Acquisitions, net contributed approximately 2% to our segment net sales growth for the three months ended March 31, 2012.
Segment profit increased $1.6 million for the three months ended March 31, 2012 compared to the corresponding period in 2011. The increase in segment profit was primarily due to increased sales volume and favorable price realization, partially offset by unfavorable business mix, increased production costs and investments in our field service organization.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2012	2011	%1)
Total net sales	$129,124	$132,907	(3)%
Net sales to external customers	$31,605	$31,645	0%
Segment profit	$29,142	$29,080	0%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 3% in U.S. dollars and 5% in local currency for the three months ended March 31, 2012 compared to the corresponding period in 2011. Net sales to external customers were flat in U.S. dollars and decreased 2% in local currency during the three months ended March 31, 2012 compared to the corresponding period in 2011. The decrease in local currency total net sales and local currency net sales to external customers for the three month period ended March 31, 2012 primarily related to volume decreases across most product categories, offset in part by strong volume growth in analytical instruments and product inspection.

Segment profit increased $0.1 million for the three month period ended March 31, 2012 compared to the corresponding period in 2011. Segment profit includes reduced material costs and a decrease in expenses related to our cost containment initiatives, offset by unfavorable currency and reduced sales volume.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2012	2011	%1)
Total net sales	$176,852	$178,448	(1)%
Net sales to external customers	$153,005	$152,860	0%
Segment profit	$18,265	$18,467	(1)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and increased 3% in local currency during the three month period ended March 31, 2012 compared to the corresponding period in 2011. Net sales to external customers were flat in U.S. dollars and increased 4% in local currency for the same period versus the prior year comparable period. Acquisitions contributed approximately 4% to our segment net sales growth for the three months ended March 31, 2012. Total net sales and net sales to external customers for the three months ended March 31, 2012 reflect sales volume declines in food retailing and core-industrial, partially offset by a solid sales volume increase in product inspection. Net sales growth to external customers for the three months ended March 31, 2012 were negatively impacted by difficult prior period comparisons of 11% local currency net sales growth to external customers for the three months ended March 31, 2011, as well as reduced economic growth.

Segment profit decreased $0.2 million for the three month period ended March 31, 2012 compared to the corresponding period in 2011. The decrease in segment profit for the three months ended March 31, 2012 resulted primarily from the net sales volume decrease, unfavorable currency translation fluctuations and investments in sales and marketing.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2012	2011	%1)
Total net sales	$121,107	$105,174	15%
Net sales to external customers	$91,294	$74,837	22%
Segment profit	$25,318	$20,689	22%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 15% in U.S. dollars and increased 11% in local currency during the three months ended March 31, 2012 compared to the corresponding period in 2011. Net sales to external customers increased 22% in U.S. dollars and increased 17% in local currency during the three months ended March 31, 2012 as compared to the corresponding period in 2011. The local currency increase in total net sales and net sales to external customers for the three month period ended March 31, 2012 is due to increased sales volume growth across most product categories, with particularly strong growth in laboratory-related products.

Segment profit increased $4.6 million for the three month period ended March 31, 2012 compared to the corresponding period in 2011. The increase in segment profit for the three month period ended March 31, 2012 includes increased sales volume, partially offset by lower margins for industrial projects and investments in sales and marketing.
Other (amounts in thousands)

	Three months ended March 31,
	2012	2011	%1)
Total net sales	$103,847	$92,021	13%
Net sales to external customers	$102,198	$91,212	12%
Segment profit	$10,324	$9,467	9%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 13% in US dollars and increased 14% in local currency during the three month period ended March 31, 2012 compared to the corresponding period in 2011. Net sales to external customers in U.S. dollars increased 12% and increased 13% in local currency during the three months ended March 31, 2012 as compared to the corresponding period in 2011. The increase in total net sales and net sales to external customers reflects strong sales growth across most product categories and geographies, especially Other Asia Pacific, Eastern Europe, and Latin America.

Segment profit increased $0.9 million for the three months ended March 31, 2012 compared to the corresponding period in 2011. The increase in segment profit is primarily due to increased sales volume, offset in part by unfavorable business mix and investments in sales and marketing.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $20.8 million during the three months ended March 31, 2012, compared to $6.5 million in the corresponding period in 2011. The increase in 2012 is primarily due to working capital related to decreased inventory levels and the timing of accounts receivable, partially offset by the timing of payables.

Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $18.5 million for the three months ended March 31, 2012 compared to $17.6 million in the corresponding period in 2011. Our capital expenditures during the three months ended March 31, 2012 included approximately $11.4 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $11.1 million during the prior year comparable period.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the first quarter of 2011, we completed acquisitions totaling $15.4 million, of which $12.0 million related to an X-ray inspection solutions business that will be integrated into our product inspection product offering. We paid approximately $14.5 million for these acquisitions during the first quarter of 2011.

We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of March 31, 2012, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2012:

	March 31, 2012
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million senior notes	$100,000	$—	$100,000
Credit facility	328,000	16,858	344,858
Other local arrangements	—	28,817	28,817
Total debt	428,000	45,675	473,675
Less: current portion	—	(28,817)	(28,817)
Total long-term debt	$428,000	$16,858	$444,858

As of March 31, 2012, approximately $531.2 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

Share Repurchase Program
We have a $2.25 billion share repurchase program, of which there is $652.3 million remaining to repurchase common shares as of March 31, 2012. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 18.9 million shares since the inception of the program through March 31, 2012.
During the three months ended March 31, 2012 and 2011, we spent $63.7 million and $57.2 million on the repurchase of 361,777 shares and 354,000 shares at an average price per share of $176.11 and $161.50, respectively. We reissued 220,078 shares and 72,160 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2012 and 2011, respectively.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past, and recently the Swiss franc has strengthened against the euro. The exchange rate between the Swiss franc and the euro was 1.21 for the three months ended March 31, 2012 as compared to 1.29 for the prior corresponding period reflecting a 6% strengthening of the Swiss franc against the euro. The current exchange rate for the Swiss franc to the euro is 1.20 as of May 2, 2012, which compares to 1.25 and 1.22 during the periods April 1 to June 30, 2011, and April 1 to December 31, 2011 reflecting a 4% and 2% strengthening of the Swiss franc against the euro, respectively. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $1.6 million to $2.2 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2012, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $5.1 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
In January 2012, the Company adopted ASU 2011-05, to ASC 220 “Comprehensive Income,” as amended by ASU 2011-12. The adoption of the amended guidance requires the Company to present items of net earnings and other comprehensive income either in one continuous statement or in two separate, but consecutive statements. Additionally, ASU 2011-05 eliminated the option to present components of other comprehensive income as part of the consolidated statements of shareholders' equity and comprehensive income. The Company is also required to present reclassification adjustments on the face of the consolidated statements of comprehensive income, by component of other comprehensive income. The adoption of the recently issued guidance did not impact the Company's consolidated results of operations or financial position.
In January 2012, the Company adopted ASU 2011-04, to ASC 820, "Fair Value Measurement." ASU 2011-04 changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The adoption of the recently issued guidance did not impact the Company's consolidated results of operations or financial position.

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
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended March 31, 2012 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2012, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2012 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2012	101,084	$163.94	101,084	$699,452
February 1 to February 29, 2012	111,078	$180.20	111,078	$679,433
March 1 to March 31, 2012	149,615	$181.31	149,615	$652,304
Total	361,777	$176.11	361,777	$652,304

We have a share repurchase program, of which there is $652.3 million remaining to repurchase common shares as of March 31, 2012. We have purchased 18.9 million shares since the inception of the program through March 31, 2012.
During the three months ended March 31, 2012 and 2011, we spent $63.7 million and $57.2 million on the repurchase of 361,777 and 354,000 shares at an average price per share of $176.11 and $161.50, respectively. We reissued 220,078 shares and 72,160 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2012 and 2011, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	May 4, 2012	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith