Form 10-Q
period 2012-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2012-07-27
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 31,026,152 shares of Common Stock outstanding at June 30, 2012.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2012 and 2011
(In thousands, except share data)
(unaudited)

	June 30, 2012	June 30, 2011
Net sales
Products	$450,079	$439,321
Service	120,204	121,767
Total net sales	570,283	561,088
Cost of sales
Products	198,612	189,253
Service	72,663	75,644
Gross profit	299,008	296,191
Research and development	27,966	29,605
Selling, general and administrative	169,985	172,054
Amortization	5,357	4,325
Interest expense	5,706	5,692
Restructuring charges	7,835	1,971
Other charges (income), net	433	1,207
Earnings before taxes	81,726	81,337
Provision for taxes	20,022	21,149
Net earnings	$61,704	$60,188

Basic earnings per common share:
Net earnings	$1.97	$1.88
Weighted average number of common shares	31,267,660	31,997,850

Diluted earnings per common share:
Net earnings	$1.93	$1.82
Weighted average number of common and common equivalent shares	32,038,928	33,013,887

Comprehensive income, net of tax (Note 2)	$36,969	$97,326

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2012 and 2011
(In thousands, except share data)
(unaudited)

	June 30, 2012	June 30, 2011
Net sales
Products	$870,070	$826,395
Service	235,613	233,459
Total net sales	1,105,683	1,059,854
Cost of sales
Products	386,457	356,966
Service	143,116	145,190
Gross profit	576,110	557,698
Research and development	56,633	55,956
Selling, general and administrative	337,626	333,432
Amortization	10,556	7,947
Interest expense	11,529	11,403
Restructuring charges	8,143	2,469
Other charges (income), net	589	1,876
Earnings before taxes	151,034	144,615
Provision for taxes	37,003	37,600
Net earnings	$114,031	$107,015

Basic earnings per common share:
Net earnings	$3.63	$3.33
Weighted average number of common shares	31,399,788	32,144,223

Diluted earnings per common share:
Net earnings	$3.54	$3.23
Weighted average number of common and common equivalent shares	32,212,927	33,152,760

Comprehensive income, net of tax (Note 2)	$110,087	$163,069

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and December 31, 2011
(In thousands, except share data)
(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$134,766	$235,601
Trade accounts receivable, less allowances of $12,243 at June 30, 2012	397,238	425,147
and $12,317 at December 31, 2011
Inventories	217,231	241,421
Current deferred tax assets, net	51,491	51,125
Other current assets and prepaid expenses	60,250	65,569
Total current assets	860,976	1,018,863
Property, plant and equipment, net	427,666	410,007
Goodwill	446,280	447,743
Other intangible assets, net	118,439	121,410
Non-current deferred tax assets, net	114,651	118,899
Other non-current assets	87,614	86,552
Total assets	$2,055,626	$2,203,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$129,988	$168,109
Accrued and other liabilities	98,419	100,320
Accrued compensation and related items	95,323	139,940
Deferred revenue and customer prepayments	95,691	99,584
Taxes payable	58,587	55,139
Current deferred tax liabilities	17,919	18,452
Short-term borrowings and current maturities of long-term debt	27,075	28,300
Total current liabilities	523,002	609,844
Long-term debt	431,730	476,715
Non-current deferred tax liabilities	120,664	125,833
Other non-current liabilities	205,256	209,945
Total liabilities	1,280,652	1,422,337
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 31,026,152 and 31,590,101 shares
at June 30, 2012 and December 31, 2011, respectively	448	448
Additional paid-in capital	622,454	616,202
Treasury stock at cost (13,759,859 shares at June 30, 2012 and 13,195,910 shares	(1,341,120)	(1,225,125)
at December 31, 2011)
Retained earnings	1,584,074	1,476,550
Accumulated other comprehensive income (loss)	(90,882)	(86,938)
Total shareholders’ equity	774,974	781,137
Total liabilities and shareholders’ equity	$2,055,626	$2,203,474

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2012 and twelve months ended December 31, 2011
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted
stock units	450,613	—	—	36,843	(16,073)	—	20,770
Repurchases of common stock	(1,285,827)	—	—	(204,578)	—	—	(204,578)
Tax benefit resulting from exercise of
certain employee stock options	—	—	6,737	—	—	—	6,737
Share-based compensation	—	—	12,270	—	—	—	12,270
Net earnings	—	—	—	—	269,493	—	269,493
Other comprehensive income (loss),
net of tax (Note 2)	—	—	—	—	—	(95,139)	(95,139)
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted
stock units	233,146	—	—	19,771	(6,507)	—	13,264
Repurchases of common stock	(797,095)	—	—	(135,766)	—	—	(135,766)
Tax benefit resulting from exercise of
certain employee stock options	—	—	298	—	—	—	298
Share-based compensation	—	—	5,954	—	—	—	5,954
Net earnings	—	—	—	—	114,031	—	114,031
Other comprehensive income (loss),
net of tax (Note 2)	—	—	—	—	—	(3,944)	(3,944)
Balance at June 30, 2012	31,026,152	$448	$622,454	$(1,341,120)	$1,584,074	$(90,882)	$774,974

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2012 and 2011
(In thousands)
(unaudited)

	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net earnings	$114,031	$107,015
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,106	14,854
Amortization	10,556	7,947
Deferred tax benefit	(4,758)	(8,058)
Excess tax benefits from share-based payment arrangements	(340)	(4,931)
Share-based compensation	5,954	5,722
Other	1,258	(515)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	23,645	4,121
Inventories	21,832	(33,628)
Other current assets	2,220	1,229
Trade accounts payable	(37,727)	6,874
Taxes payable	4,369	(796)
Accruals and other	(45,097)	(6,281)
Net cash provided by operating activities	112,049	93,553
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	153	2,302
Purchase of property, plant and equipment	(43,233)	(40,517)
Acquisitions	(1,541)	(15,463)
Other investing activities	—	(882)
Net cash used in investing activities	(44,621)	(54,560)
Cash flows from financing activities:
Proceeds from borrowings	99,813	46,443
Repayments of borrowings	(145,612)	(104,200)
Proceeds from stock option exercises	13,264	6,583
Repurchases of common stock	(135,766)	(114,179)
Excess tax benefits from share-based payment arrangements	340	4,931
Other financing activities	(543)	67
Net cash used in financing activities	(168,504)	(160,355)
Effect of exchange rate changes on cash and cash equivalents	241	2,548
Net decrease in cash and cash equivalents	(100,835)	(118,814)
Cash and cash equivalents:
Beginning of period	235,601	447,577
End of period	$134,766	$328,763

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Adjustments to the cost basis of the Company’s inventory are made for excess and obsolete items based on usage, orders and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
Inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials and parts	$97,738	$101,716
Work-in-progress	36,736	40,822
Finished goods	82,757	98,883
	$217,231	$241,421
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
Other intangible assets consisted of the following:

	June 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$96,238	$(20,307)	$95,203	$(18,735)
Proven technology and patents	40,789	(26,433)	41,643	(25,174)
Tradename (finite life)	3,975	(1,224)	3,995	(1,072)
Tradename (indefinite life)	24,982	—	25,033	—
Other	735	(316)	743	(226)
	$166,719	$(48,280)	$166,617	$(45,207)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $1.9 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively and $3.7 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $7.2 million for 2012, $5.9 million for 2013, $5.8 million for 2014, $5.1 million for 2015, $4.9 million for 2016 and $4.7 million for 2017. Purchased intangible amortization, net of tax was $1.1 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively and $2.3 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $3.4 million and $2.6 million for the three months ended June 30, 2012 and 2011, respectively and $6.7 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively.
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
At June 30, 2012 – Unaudited (Continued)
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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the six months ended June 30 are as follows:

	June 30, 2012	June 30, 2011
Balance at beginning of period	$16,748	$15,680
Accruals for warranties	8,094	7,451
Foreign currency translation	(305)	722
Payments / utilizations	(8,444)	(7,073)
Balance at end of period	$16,093	$16,780

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $2.7 million and $6.0 million of share-based compensation expense for the three and six months ended June 30, 2012, respectively, compared to $2.5 million and $5.7 million for the corresponding periods in 2011.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following for the six months ended June 30:

	June 30, 2012	June 30, 2011
Currency translation adjustment, net of tax	$(8,129)	$54,605
Net unrealized gain (loss) on cash flow hedging arrangements, net of tax	(60)	(599)
Pension and post-retirement benefit related items, net of tax	4,245	2,048
Other comprehensive income (loss), net of tax	(3,944)	56,054
Net earnings	114,031	107,015
Comprehensive income (loss), net of tax	$110,087	$163,069
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
Cash Flow Hedge
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which changed the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. The swap is recorded in other non-current liabilities in the consolidated balance sheet at its fair value at June 30, 2012 and December 31, 2011 of $9.1 million and $9.2 million, respectively. The effective portion of the loss reclassified from accumulated other

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

comprehensive income (loss) to interest expense was $0.8 million for both the three month periods ended June 30, 2012 and 2011, respectively, and $1.5 million for both the six month periods ended June 30, 2012 and 2011, respectively. The amount recognized in other comprehensive income (loss) during the three month periods ended June 30, 2012 and 2011 was a loss of $0.3 million and $1.9 million, respectively, and during the six month periods ended June 30, 2012 and 2011 was a gain of $0.1 million and loss of $0.9 million, respectively. A net after tax derivative loss of $1.9 million based upon interest rates at June 30, 2012, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2012 no hedge ineffectiveness has occurred in relation to this hedge.
In July 2012, the Company entered into a foreign currency forward contract (with a notional amount of $72.3 million), designated as a cash flow hedge, to hedge certain forecasted intercompany sales denominated in euro with its foreign businesses. The Company will record the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassify these amounts into earnings in the period in which the transactions affect earnings.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at June 30, 2012 and December 31, 2011 in other current assets of $0.3 million and $0.5 million, respectively, and other liabilities of $0.3 million and $0.5 million, respectively. The Company recognized in other charges (income), net, a loss of $1.6 million during the three month period and a gain of $0.3 million during the six month period ended June 30, 2012, respectively. The Company recognized a net gain of $4.4 million during the three and six month periods ended June 30, 2011. At June 30, 2012 and December 31, 2011, these contracts had a notional value of $240.8 million and $143.6 million, respectively.

5.	FAIR VALUE MEASUREMENTS
At June 30, 2012 and December 31, 2011, the Company had derivative assets totaling $0.3 million and $0.5 million, respectively, and derivative liabilities totaling $9.4 million and $9.7 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2012 and December 31, 2011.
At June 30, 2012 and December 31, 2011, the Company had $16.9 million and $13.6 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A fair value hierarchy has been established that categorizes these inputs into three levels:

Level 1:	Quoted prices in active markets for identical assets and liabilities

Level 2:	Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:	Unobservable inputs
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

	June 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,861	$—	$16,861	$—	$13,619	$—	$13,619	$—
Foreign currency forward contracts	329	—	329	—	545	—	545	—
Total	$17,190	$—	$17,190	$—	$14,164	$—	$14,164	$—

Liabilities:
Interest rate swap agreement	$9,114	$—	$9,114	$—	$9,175	$—	$9,175	$—
Foreign currency forward contracts	328	—	328	—	480	—	480	—
Total	$9,442	$—	$9,442	$—	$9,655	$—	$9,655	$—

The difference between the fair value and carrying value of the Company's long-term debt is not material and is classified in Level 2 and Level 3 of the fair value hierarchy. The fair value of the Company's debt is estimated based on either similar issues or other inputs derived from available market information, including interest rates, term of debt and creditworthiness.

6.	INCOME TAXES
The provision for taxes for both the three and six month periods ended June 30, 2012 is based upon the Company’s projected annual effective rate of 24.5%.

7.	DEBT
Debt consisted of the following at June 30, 2012:

	June 30, 2012
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
Credit facility	326,253	5,477	331,730
Other local arrangements	—	27,075	27,075
Total debt	426,253	32,552	458,805
Less: current portion	—	(27,075)	(27,075)
Total long-term debt	$426,253	$5,477	$431,730

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

As of June 30, 2012, the Company had $544.3 million of availability remaining under the credit facility.

8.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $2.25 billion share repurchase program, of which there is $580.3 million remaining to repurchase common shares as of June 30, 2012. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 19.3 million shares since the inception of the program through June 30, 2012.
During the six months ended June 30, 2012 and 2011, the Company spent $135.8 million and $114.2 million on the repurchase of 797,095 shares and 688,079 shares at an average price per share of $170.31 and $165.92, respectively. The Company reissued 233,146 shares and 146,898 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2012 and 2011, respectively.

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, solely relating to outstanding stock options and restricted stock units:

	2012	2011
Three months ended	771,268	1,016,037
Six months ended	813,139	1,008,537
Outstanding options and restricted stock units to purchase or receive 269,154 and 171,991 shares of common stock for the three month periods ended June 30, 2012 and 2011, respectively, and options and restricted stock units to purchase or receive 210,607 and 171,923 shares of common stock for the six month periods ended June 30, 2012 and 2011, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost, net	$114	$83	$3,588	$3,590	$83	$76
Interest cost on projected benefit obligations	1,523	1,606	5,535	6,282	135	183
Expected return on plan assets	(1,741)	(1,875)	(8,141)	(8,704)	—	—
Recognition of prior service cost	—	—	(353)	(378)	—	—
Recognition of actuarial losses/(gains)	1,916	1,276	609	291	(188)	(173)
Net periodic pension cost/(credit)	$1,812	$1,090	$1,238	$1,081	$30	$86

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost, net	$228	$166	$7,226	$6,947	$166	$152
Interest cost on projected benefit obligations	3,046	3,212	11,139	12,196	270	366
Expected return on plan assets	(3,483)	(3,750)	(16,375)	(16,852)	—	—
Recognition of prior service cost	—	—	(710)	(727)	—	—
Recognition of actuarial losses/(gains)	3,832	2,552	1,223	576	(377)	(346)
Net periodic pension cost/(credit)	$3,623	$2,180	$2,503	$2,140	$59	$172

The Company expects to make employer contributions of approximately $3.7 million and $20.6 million to its U.S. pension plan and non-U.S. pension plans and employer contributions of approximately $1.1 million to its U.S. post-retirement medical plan during the year ended December 31, 2012. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
The Company has initiated additional cost reduction measures in 2012. Estimated charges under the current program are primarily comprised of severance costs and are expected to be approximately $20 million to $25 million, of which $7.8 million and $8.1 million were recorded during the three and six months ended June 30, 2012. The program is expected to be substantially completed by the end of 2013.
A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2012 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2011	$7,469	$100	$7,569
Restructuring charges	6,290	1,853	8,143
Cash payments	(2,864)	(1,301)	(4,165)
Impact of foreign currency	(97)	—	(97)
Balance at June 30, 2012	$10,798	$652	$11,450

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

13.	SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2011, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2012	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$177,182	$16,626	$193,808	$35,403	$307,618
Swiss Operations	28,420	93,750	122,170	26,312	22,530
Western European Operations	156,284	24,838	181,122	21,978	100,859
Chinese Operations	108,479	26,122	134,601	30,931	716
Other (a)	99,918	1,345	101,263	8,506	14,557
Eliminations and Corporate (b)	—	(162,681)	(162,681)	(22,073)	—
Total	$570,283	$—	$570,283	$101,057	$446,280

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2012	Customers	Segments	Sales	Profit
U.S. Operations	$334,480	$34,737	$369,217	$59,360
Swiss Operations	60,025	191,269	251,294	55,454
Western European Operations	309,289	48,685	357,974	40,243
Chinese Operations	199,773	55,935	255,708	56,249
Other (a)	202,116	2,994	205,110	18,830
Eliminations and Corporate (b)	—	(333,620)	(333,620)	(48,285)
Total	$1,105,683	$—	$1,105,683	$181,851

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
June 30, 2011	Customers	Segments	Sales	Profit	Goodwill (c)
U.S. Operations	$167,017	$19,412	$186,429	$30,834	$308,467
Swiss Operations	32,179	91,489	123,668	21,978	25,695
Western European Operations	167,419	26,089	193,508	20,609	98,076
Chinese Operations	95,721	34,433	130,154	34,443	695
Other (a)	98,752	1,526	100,278	10,640	14,666
Eliminations and Corporate (b)	—	(172,949)	(172,949)	(23,972)	—
Total	$561,088	$—	$561,088	$94,532	$447,599

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2012 – Unaudited (Continued)
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

(c)
Goodwill as of June 30, 2012 includes additions of $10.9 million in Western European Operations related to an acquisition in the third quarter of 2011. See Note 3 for additional information. Other goodwill changes are primarily related to foreign currency fluctuations.

A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Earnings before taxes	$81,726	$81,337	$151,034	$144,615
Amortization	5,357	4,325	10,556	7,947
Interest expense	5,706	5,692	11,529	11,403
Restructuring charges	7,835	1,971	8,143	2,469
Other charges (income), net	433	1,207	589	1,876
Segment profit	$101,057	$94,532	$181,851	$168,310

During the three months ended June 30, 2012, restructuring charges of $7.8 million were recognized, of which $0.5 million, $1.3 million, $3.3 million, $0.1 million and $2.6 million related to the Company’s U.S., Swiss, Western European, Chinese and Corporate operations, respectively. Restructuring charges of $2.0 million were recognized during the three months ended June 30, 2011, of which $0.3 million, $1.3 million, $0.1 million and $0.3 million related to the Company’s U.S., Western European, Chinese and Other operations, respectively. Restructuring charges of $8.1 million were recognized during the six months ended June 30, 2012, of which $0.7 million, $1.3 million, $3.4 million, $0.1 million and $2.6 million related to the Company’s U.S., Swiss, Western European, Chinese and Corporate operations, respectively. Restructuring charges of $2.5 million were recognized during the six months ended June 30, 2011, of which $0.6 million, $0.2 million, $1.3 million, $0.1 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese and Other operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2012 and 2011 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$570,283	100.0	$561,088	100.0	$1,105,683	100.0	$1,059,854	100.0
Cost of sales	271,275	47.6	264,897	47.2	529,573	47.9	502,156	47.4
Gross profit	299,008	52.4	296,191	52.8	576,110	52.1	557,698	52.6
Research and development	27,966	4.9	29,605	5.3	56,633	5.1	55,956	5.3
Selling, general and administrative	169,985	29.8	172,054	30.7	337,626	30.5	333,432	31.5
Amortization	5,357	0.9	4,325	0.8	10,556	1.0	7,947	0.7
Interest expense	5,706	1.0	5,692	1.0	11,529	1.0	11,403	1.1
Restructuring charges	7,835	1.4	1,971	0.3	8,143	0.7	2,469	0.2
Other charges (income), net	433	0.1	1,207	0.2	589	0.1	1,876	0.2
Earnings before taxes	81,726	14.3	81,337	14.5	151,034	13.7	144,615	13.6
Provision for taxes	20,022	3.5	21,149	3.8	37,003	3.4	37,600	3.5
Net earnings	$61,704	10.8	$60,188	10.7	$114,031	10.3	$107,015	10.1

Net sales
Net sales were $570.3 million and $1.1 billion for the three and six months ended June 30, 2012, compared to $561.1 million and $1.1 billion for the corresponding period in 2011. This represents an increase in U.S. dollars of 2% and 4% for the three and six months ended June 30, 2012. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 6% and 7% for the three and six months ended June 30, 2012. Acquisitions contributed approximately 1% and 2% to our net sales growth for the three and six months ended June 30, 2012. The global economic environment has recently deteriorated, especially in Europe. We expect our local currency organic sales growth in 2012 will continue to be less than growth rates experienced in 2011 and 2010. We also expect local currency organic sales growth in the second half of 2012 to be lower than the first half of 2012. If the global economy further deteriorates, we would expect an adverse impact on net sales. Given economic uncertainty, it is difficult to predict the extent to which our results may be adversely affected.
Net sales by geographic destination for the three and six months ended June 30, 2012, in U.S. dollars increased 5% and 6% in the Americas and 14% and 17% in Asia/Rest of World and decreased 11% and 6% in Europe. In local currencies, our net sales by geographic destination increased 6% in the Americas, decreased 2% in Europe and increased 14% in Asia/Rest of World for the three months ended June 30, 2012. In local currencies, our net sales by geographic destination increased 6% in the Americas, remained flat in Europe and increased 16% in Asia/Rest of World for the six months ended June 30, 2012. Acquisitions contributed approximately 2% to net sales growth in Europe for the three months ended June 30, 2012 and contributed 1% and 2% in the Americas and Europe, respectively, for the six months ended June 30, 2012. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2011, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased in U.S. dollars by 2% and 5% for the three and six months ended June 30, 2012, respectively, and in local currencies by 6% and 7%, respectively, compared to the corresponding prior periods. Service revenue (including spare parts) in U.S. dollars decreased 1% and increased 1% during the three and six months ended June 30, 2012, respectively, and increased in local currencies by 4% during both the three and six months ended June 30, 2012, compared to the corresponding prior periods.
Net sales of our laboratory-related products, which represented approximately 44% and 45% of our total net sales for the three and six months ended June 30, 2012, increased 4% and 6% in U.S. dollars during the three and six months ended June 30, 2012, and increased 8% in local currencies during both the three and six months ended June 30, 2012, respectively. The increase for the three and six months ended June 30, 2012 was driven by growth in most product categories, especially process analytics, analytical instruments and automated chemistry related to increased sales volume and favorable price realization. We expect net sales growth of our laboratory-related products (particularly in Europe) to be lower in the second half of 2012 as compared to the first half of 2012 due to unfavorable global economic conditions. It is currently difficult to predict the extent to which our results may be adversely affected.
Net sales of our industrial-related products, which represented approximately 47% and 46% of our total net sales for the three and six months ended June 30, 2012, increased 2% and 5% in U.S. dollars and increased 6% and 8% in local currencies during the three and six months ended June 30, 2012, respectively. Acquisitions contributed approximately 2% and 3% to net sales growth for the three and six months ended June 30, 2012. We experienced organic sales growth in our industrial-related products in Asia/Rest of World for the three and six months ended June 30, 2012 primarily related to increased sales volume. We also experienced organic sales growth for the three and six months ended June 30, 2012 in the Americas, especially product inspection products, despite difficult prior period comparisons. However, our European industrial-related products experienced organic sales declines in local currency during the three and six months ended June 30, 2012, related to decreased sales volume in core-industrial products, and unfavorable economic conditions. We expect net sales growth of our industrial-related products (particularly in Europe) to be lower in the second half of 2012 as compared to the first half of 2012 due to unfavorable global economic conditions. It is currently difficult to predict the extent to which our results may be adversely affected.

Net sales in our food retailing markets, which represented approximately 9% of our total net sales for both the three and six months ended June 30, 2012, decreased 11% and 7% in U.S. dollars and decreased 6% and 3% in local currencies during the three and six months ended June 30, 2012, respectively. We experienced local currency net sales declines in each geographic region during the three months ended June 30, 2012. The net sales declines were primarily related to reduced project activity as well as unfavorable economic conditions.
Gross profit
Gross profit as a percentage of net sales was 52.4% and 52.1% for the three and six months ended June 30, 2012, respectively, compared to 52.8% and 52.6% for the corresponding periods in 2011.
Gross profit as a percentage of net sales for products was 55.9% and 55.6% for the three and six months ended June 30, 2012, respectively, compared to 56.9% and 56.8% for the corresponding periods in 2011.
Gross profit as a percentage of net sales for services (including spare parts) was 39.6% and 39.3% for the three and six months ended June 30, 2012, respectively, compared to 37.9% and 37.8% for the corresponding periods in 2011.
The decrease in gross profit as a percentage of net sales for the three and six months ended June 30, 2012 was primarily due to unfavorable business and geographic mix, increased production costs, and the impact of acquisitions. These results were partly offset by benefits from increased sales volume, price increases, and favorable currency translation fluctuations.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 4.9% and 5.1% for the three and six months ended June 30, 2012, respectively, compared to 5.3% for both of the corresponding periods during 2011. Research and development expenses decreased 5.5% and increased 1.2% in U.S. dollars and decreased 1% and increased 3% in local currencies, during the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011 relating to the timing of research and development project and product launch activity.
Selling, general and administrative expenses as a percentage of net sales were 29.8% and 30.5% for the three and six months ended June 30, 2012, respectively, compared to 30.7% and 31.5% in the corresponding periods during 2011. Selling, general and administrative expenses decreased 1% and increased 1% in U.S. dollars during the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011. Selling, general and administrative expenses increased 3% in local currencies, during both the three and six months ended June 30, 2012, compared to the corresponding periods in 2011. The local currency increase is primarily due to increased sales and marketing investments (especially in emerging markets), offset in part by lower variable compensation.
Interest expense, other charges (income), net, restructuring charges and taxes
Interest expense was $5.7 million and $11.5 million for the three and six months ended June 30, 2012, respectively, and $5.7 million and $11.4 million for the corresponding periods in 2011. Interest expense remained flat for the three and six months ended June 30, 2012 primarily resulting from a decrease in average borrowings offset by an increase in rates for the period.
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. The decrease in other charges (income), net for the three and six months ended June 30, 2012 of $0.8 million and $1.3 million, respectively, compared to the prior year was primarily due to unfavorable foreign currency costs in the prior year period.

We also initiated additional cost reduction measures in 2012. Estimated charges under the current program are primarily comprised of severance costs and are expected to be approximately $20 million to $25 million, of which $7.8 million and $8.1 million were recorded during the three and six months ended June 30, 2012. The program is expected to be substantially completed by the end of 2013.

The provision for taxes for both the three and six month periods ended June 30, 2012 is based upon the Company’s projected annual effective rate of 24.5%. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$193,808	$186,429	4%	$369,217	$353,329	4%
Net sales to external customers	$177,182	$167,017	6%	$334,480	$315,229	6%
Segment profit	$35,403	$30,834	15%	$59,360	$53,164	12%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 4% for both the three and six months ended June 30, 2012, respectively, and net sales to external customers increased 6% for both the three and six months ended June 30, 2012, respectively, compared with the corresponding periods in 2011. The increase in total net sales and net sales to external customers for the three and six months ended June 30, 2012 primarily reflects strong growth in laboratory balances, analytical instruments, process analytics and product inspection products due to increased sales volume and favorable price realization. Net sales in food retailing products declined slightly during the three months ended June 30, 2012 due to reduced project activity. Acquisitions, net contributed approximately 1% to our net sales growth for the six months ended June 30, 2012.
Segment profit increased $4.6 million and $6.2 million for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011. The increase in segment profit was primarily due to increased sales volume, favorable price realization and higher inter-segment income, partially offset by unfavorable business mix, increased production costs and investments in our field service organization.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$122,170	$123,668	(1)%	$251,294	$256,575	(2)%
Net sales to external customers	$28,420	$32,179	(12)%	$60,025	$63,824	(6)%
Segment profit	$26,312	$21,978	20%	$55,454	$51,058	9%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 1% and 2% in U.S. dollars for the three and six months ended June 30, 2012, respectively. Total net sales in local currency increased 6% for the three month period ended June 30, 2012 and were flat for the six month period ended June 30, 2012, compared to the corresponding periods in 2011. Net sales to external customers decreased 12% and 6% in U.S. dollars and 5% and 4% in local currency during the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease in local currency net sales to external customers for the three and six month period ended June 30, 2012 primarily related to volume decreases in industrial-related products and food retailing, offset in part by strong volume growth in analytical instruments. Our Swiss Operations continue to face unfavorable economic conditions and we expect our local currency sales to external customers will be adversely impacted during the second half of 2012.

Segment profit increased $4.3 million and $4.4 million for the three and six month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. The increase in segment profit for the three and six months ended June 30, 2012 resulted primarily due to increased inter-segment sales and benefits from our cost reduction activities, partially offset by unfavorable currency translation fluctuations.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$181,122	$193,508	(6)%	$357,974	$371,956	(4)%
Net sales to external customers	$156,284	$167,419	(7)%	$309,289	$320,279	(3)%
Segment profit	$21,978	$20,609	7%	$40,243	$39,076	3%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 6% and 4% in U.S. dollars and increased 3% in local currency for both the three and six month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. Net sales to external customers decreased 7% and 3% in U.S. dollars and increased 3% and 4% in local currency for the same periods versus the prior year comparable periods. Acquisitions contributed approximately 2% and 4% to our net sales growth for the three and six months ended June 30, 2012. Total net sales and net sales to external customers for the three and six months ended June 30, 2012 includes strong sales growth in analytical instruments due to increased volume and improved price realization, partially offset by sales volume declines in food retailing and core-industrial products. Our Western European Operations continue to face unfavorable economic conditions and we expect our local currency sales to external customers will be adversely impacted during the second half of 2012.

Segment profit increased $1.4 million and $1.2 million for the three and six month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. The increase in segment profit for the three and six months ended June 30, 2012 resulted primarily from an increase in local currency sales volume, an improved price realization, favorable business mix and benefits from our cost reduction activities, which were partially offset by unfavorable foreign currency translation fluctuations.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$134,601	$130,154	3%	$255,708	$235,328	9%
Net sales to external customers	$108,479	$95,721	13%	$199,773	$170,558	17%
Segment profit	$30,931	$34,443	(10)%	$56,249	$55,132	2%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 3% and 9% in U.S. dollars and increased 1% and 5% in local currency during the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011. Net sales to external customers increased 13% and 17% in U.S. dollars and increased 10% and 13% in local currency during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. The local currency increase in total net sales and net sales to external customers for the three and six month periods ended June 30, 2012 is due to increased sales volume across most product categories, with particularly strong growth in laboratory-related products.

Segment profit decreased $3.5 million and increased $1.1 million for the three and six month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease in segment profit for the three month period ended June 30, 2012 includes increased inter-segment expenses, a gain from an asset sale in the prior year and investments in sales and marketing, partially offset by increased sales volume.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$101,263	$100,278	1%	$205,110	$192,299	7%
Net sales to external customers	$99,918	$98,752	1%	$202,116	$189,964	6%
Segment profit	$8,506	$10,640	(20)%	$18,830	$20,107	(6)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 1% and 7% in U.S. dollars and increased 7% and 10% in local currency during the three and six month periods ended June 30, 2012, respectively, compared to the corresponding periods in 2011. Net sales to external customers in U.S. dollars increased 1% and 6% and increased 7% and 10% in local currency during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. The increase in total net sales and net sales to external customers reflects strong sales growth across most product categories and geographies, especially Other Asia Pacific and Latin America.

Segment profit decreased $2.1 million and $1.3 million for the three and six months ended June 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease in segment profit is primarily due to unfavorable geographic mix and investments in sales and marketing in emerging markets, offset in part by an increase in sales volume.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.

Cash provided by operating activities totaled $112.0 million during the six months ended June 30, 2012, compared to $93.6 million in the corresponding period in 2011. The increase in 2012 is primarily due to increased net earnings and working capital benefits related to decreased inventory levels and the timing of accounts receivable, partially offset by the timing of payables.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $43.2 million for the six months ended June 30, 2012 compared to $40.5 million in the corresponding period in 2011. Our capital expenditures during the six months ended June 30, 2012 included approximately $22.4 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $26.6 million during the prior year comparable period.
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

We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of June 30, 2012, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at June 30, 2012:

	June 30, 2012
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
Credit facility	326,253	5,477	331,730
Other local arrangements	—	27,075	27,075
Total debt	426,253	32,552	458,805
Less: current portion	—	(27,075)	(27,075)
Total long-term debt	$426,253	$5,477	$431,730

As of June 30, 2012, approximately $544.3 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

Share Repurchase Program

We have a $2.25 billion share repurchase program, of which there is $580.3 million remaining to repurchase common shares as of June 30, 2012. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 19.3 million shares since the inception of the program through June 30, 2012.
During the six months ended June 30, 2012 and 2011, we spent $135.8 million and $114.2 million on the repurchase of 797,095 shares and 688,079 shares at an average price per share of $170.31 and $165.92, respectively. We reissued 233,146 shares and 146,898 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2012 and 2011, respectively.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. We have seen higher volatility in exchange rates generally than in the past. We estimate that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of $0.9 million to $1.2 million on an annual basis. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would result in a decrease in our earnings before tax of $0.7 million to $0.9 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2012, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $3.6 million in the reported U.S. dollar value of the debt.
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
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended June 30, 2012 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2012, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the six months ended June 30, 2012 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2012	96,506	$178.17	96,506	$635,107
May 1 to May 31, 2012	153,778	$168.51	153,778	$609,191
June 1 to June 30, 2012	185,034	$156.34	185,034	$580,259
Total	435,318	$165.48	435,318	$580,259

We have a share repurchase program, of which there is $580.3 million remaining to repurchase common shares as of June 30, 2012. We have purchased 19.3 million shares since the inception of the program through June 30, 2012.
During the six months ended June 30, 2012 and 2011, we spent $135.8 million and $114.2 million on the repurchase of 797,095 and 688,079 shares at an average price per share of $170.31 and $165.92, respectively. We reissued 233,146 shares and 146,898 shares held in treasury for the exercise of stock options and restricted stock units for the six months ended June 30, 2012 and 2011, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	July 27, 2012	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith