Form 10-Q
period 2012-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2012-11-02
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 30,643,832 shares of Common Stock outstanding at September 30, 2012.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2012 and 2011
(In thousands, except share data)
(unaudited)

	September 30, 2012	September 30, 2011
Net sales
Products	$455,707	$477,837
Service	122,846	123,277
Total net sales	578,553	601,114
Cost of sales
Products	198,889	213,500
Service	71,507	73,197
Gross profit	308,157	314,417
Research and development	27,896	30,068
Selling, general and administrative	171,021	185,832
Amortization	5,215	4,795
Interest expense	5,568	5,893
Restructuring charges	3,118	362
Other charges (income), net	(266)	409
Earnings before taxes	95,605	87,058
Provision for taxes	23,422	18,862
Net earnings	$72,183	$68,196

Basic earnings per common share:
Net earnings	$2.34	$2.15
Weighted average number of common shares	30,846,062	31,760,270

Diluted earnings per common share:
Net earnings	$2.28	$2.09
Weighted average number of common and common equivalent shares	31,599,081	32,664,482

Comprehensive income, net of tax (Note 2)	$88,958	$28,538

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2012 and 2011
(In thousands, except share data)
(unaudited)

	September 30, 2012	September 30, 2011
Net sales
Products	$1,325,777	$1,305,636
Service	358,459	355,332
Total net sales	1,684,236	1,660,968
Cost of sales
Products	585,346	571,449
Service	214,623	217,404
Gross profit	884,267	872,115
Research and development	84,529	86,024
Selling, general and administrative	508,647	519,264
Amortization	15,771	12,742
Interest expense	17,097	17,296
Restructuring charges	11,261	2,831
Other charges (income), net	323	2,285
Earnings before taxes	246,639	231,673
Provision for taxes	60,425	56,462
Net earnings	$186,214	$175,211

Basic earnings per common share:
Net earnings	$5.97	$5.47
Weighted average number of common shares	31,215,212	32,016,238

Diluted earnings per common share:
Net earnings	$5.82	$5.31
Weighted average number of common and common equivalent shares	32,008,311	32,990,000

Comprehensive income, net of tax (Note 2)	$199,045	$191,607

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and December 31, 2011
(In thousands, except share data)
(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$105,374	$235,601
Trade accounts receivable, less allowances of $12,738 at September 30, 2012	406,570	425,147
and $12,317 at December 31, 2011
Inventories	214,893	241,421
Current deferred tax assets, net	52,646	51,125
Other current assets and prepaid expenses	58,880	65,569
Total current assets	838,363	1,018,863
Property, plant and equipment, net	445,024	410,007
Goodwill	451,016	447,743
Other intangible assets, net	118,431	121,410
Non-current deferred tax assets, net	114,964	118,899
Other non-current assets	93,607	86,552
Total assets	$2,061,405	$2,203,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$129,982	$168,109
Accrued and other liabilities	103,712	100,320
Accrued compensation and related items	112,568	139,940
Deferred revenue and customer prepayments	84,769	99,584
Taxes payable	69,456	55,139
Current deferred tax liabilities	18,181	18,452
Short-term borrowings and current maturities of long-term debt	36,570	28,300
Total current liabilities	555,238	609,844
Long-term debt	379,060	476,715
Non-current deferred tax liabilities	121,863	125,833
Other non-current liabilities	207,000	209,945
Total liabilities	1,263,161	1,422,337
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 30,643,832 and 31,590,101 shares
at September 30, 2012 and December 31, 2011, respectively	448	448
Additional paid-in capital	625,928	616,202
Treasury stock at cost (14,142,179 shares at September 30, 2012 and 13,195,910 shares	(1,407,740)	(1,225,125)
at December 31, 2011)
Retained earnings	1,653,715	1,476,550
Accumulated other comprehensive income (loss)	(74,107)	(86,938)
Total shareholders’ equity	798,244	781,137
Total liabilities and shareholders’ equity	$2,061,405	$2,203,474

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2012 and twelve months ended December 31, 2011
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted
stock units	450,613	—	—	36,843	(16,073)	—	20,770
Repurchases of common stock	(1,285,827)	—	—	(204,578)	—	—	(204,578)
Tax benefit resulting from exercise of
certain employee stock options	—	—	6,737	—	—	—	6,737
Share-based compensation	—	—	12,270	—	—	—	12,270
Net earnings	—	—	—	—	269,493	—	269,493
Other comprehensive income (loss),
net of tax (Note 2)	—	—	—	—	—	(95,139)	(95,139)
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted
stock units	295,090	—	—	25,235	(9,049)	—	16,186
Repurchases of common stock	(1,241,359)	—	—	(207,850)	—	—	(207,850)
Tax benefit resulting from exercise of
certain employee stock options	—	—	502	—	—	—	502
Share-based compensation	—	—	9,224	—	—	—	9,224
Net earnings	—	—	—	—	186,214	—	186,214
Other comprehensive income (loss),
net of tax (Note 2)	—	—	—	—	—	12,831	12,831
Balance at September 30, 2012	30,643,832	$448	$625,928	$(1,407,740)	$1,653,715	$(74,107)	$798,244

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2012 and 2011
(In thousands)
(unaudited)

	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net earnings	$186,214	$175,211
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24,278	23,370
Amortization	15,771	12,742
Deferred tax benefit	(6,889)	(9,753)
Excess tax benefits from share-based payment arrangements	(502)	(6,259)
Share-based compensation	9,224	8,835
Other	1,382	(574)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	20,186	(18,387)
Inventories	28,204	(38,318)
Other current assets	7,168	(8,173)
Trade accounts payable	(38,857)	24,211
Taxes payable	12,989	6,777
Accruals and other	(43,190)	7,982
Net cash provided by operating activities	215,978	177,664
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	344	2,402
Purchase of property, plant and equipment	(64,292)	(64,506)
Acquisitions	(2,098)	(34,662)
Other investing activities	—	(903)
Net cash used in investing activities	(66,046)	(97,669)
Cash flows from financing activities:
Proceeds from borrowings	436,329	65,993
Repayments of borrowings	(526,480)	(170,726)
Proceeds from stock option exercises	16,186	11,189
Repurchases of common stock	(207,850)	(171,179)
Excess tax benefits from share-based payment arrangements	502	6,259
Acquisition contingent consideration paid	—	(7,750)
Other financing activities	(784)	(111)
Net cash used in financing activities	(282,097)	(266,325)
Effect of exchange rate changes on cash and cash equivalents	1,938	1,226
Net decrease in cash and cash equivalents	(130,227)	(185,104)
Cash and cash equivalents:
Beginning of period	235,601	447,577
End of period	$105,374	$262,473

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2012 and for the three and nine month periods ended September 30, 2012 and 2011 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.
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
At September 30, 2012 – Unaudited (Continued)
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
Inventories consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials and parts	$99,103	$101,716
Work-in-progress	36,367	40,822
Finished goods	79,423	98,883
	$214,893	$241,421
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other intangible assets consisted of the following:

	September 30, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$96,488	$(21,088)	$95,203	$(18,735)
Proven technology and patents	42,242	(27,395)	41,643	(25,174)
Tradename (finite life)	3,987	(1,192)	3,995	(1,072)
Tradename (indefinite life)	25,024	—	25,033	—
Other	742	(377)	743	(226)
	$168,483	$(50,052)	$166,617	$(45,207)
The Company recognized amortization expense associated with the above intangible assets of $1.9 million for both the three months ended September 30, 2012 and 2011, respectively and $5.6 million and $5.1 million for the nine months ended September 30, 2012 and 2011, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $7.4 million for 2012, $6.1 million for 2013, $6.0 million for 2014, $5.3 million for 2015, $5.1 million for 2016 and $4.9 million for 2017. Purchased intangible amortization, net of tax was $1.2 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively and $3.4 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $3.3 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively and $10.0 million and $7.6 million for the nine months ended September 30, 2012 and 2011, respectively.
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
At September 30, 2012 – Unaudited (Continued)
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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the nine months ended September 30 are as follows:

	September 30, 2012	September 30, 2011
Balance at beginning of period	$16,748	$15,680
Accruals for warranties	12,324	12,164
Foreign currency translation	48	291
Payments / utilizations	(12,991)	(11,399)
Balance at end of period	$16,129	$16,736

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.3 million and $9.2 million of share-based compensation expense for the three and nine months ended September 30, 2012, respectively, compared to $3.1 million and $8.8 million for the corresponding periods in 2011.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, to ASC 350 "Intangibles - Goodwill and Other." ASU 2012-02 provides authoritative guidance on the measurement of indefinite-lived intangible impairment and allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is above its carrying amount, then performing the impairment test is unnecessary. The guidance becomes effective for the Company for the year ended December 31, 2013, although early adoption is permitted. The adoption of this guidance is not expected to impact the Company's consolidated results of operations or financial position.
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
Comprehensive income (loss), net of tax consisted of the following for the nine months ended September 30:

	September 30, 2012	September 30, 2011
Currency translation adjustment, net of tax	$7,001	$15,659
Net unrealized gain (loss) on cash flow hedging arrangements, net of tax	(278)	(2,295)
Pension and post-retirement benefit related items, net of tax	6,108	3,032
Other comprehensive income (loss), net of tax	12,831	16,396
Net earnings	186,214	175,211
Comprehensive income (loss), net of tax	$199,045	$191,607
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
In August 2011, the Company acquired a vision inspection solutions business located in Germany for an aggregate purchase price of $19.4 million that has been integrated into the Company's product inspection product offering. The Company may be required to pay additional cash consideration up to a maximum amount of $2.4 million related to an earn-out period. Goodwill recorded in connection with this acquisition totaled $10.9 million, which is included in the Company’s Western European Operations segment. The Company also recorded $13.3 million of identified intangibles primarily pertaining to tradename, customer relationships and technology.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

In March 2011, the Company completed acquisitions totaling $15.4 million, of which $12.0 million related to an X-ray inspection solutions business that has been integrated into the Company's product inspection product offering. Goodwill recorded in connection with these acquisitions totaled $4.4 million, of which $1.9 million is included in the Company's U.S. Operations segment and $2.5 million is included in the Company's Swiss Operations segment. The Company also recorded $9.9 million of identified intangibles pertaining to tradename, customer relationships and technology.

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
Cash Flow Hedges
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which changed the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. The swap is recorded in other non-current liabilities in the consolidated balance sheet at its fair value at September 30, 2012 and December 31, 2011 of $9.0 million and $9.2 million, respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $0.8 million for both the three month periods ended September 30, 2012 and 2011, respectively, and $2.3 million for both the nine month periods ended September 30, 2012 and 2011, respectively. The amount recognized in other comprehensive income (loss) during the three month periods ended September 30, 2012 and 2011 was a gain of $0.2 million and a loss of $2.7 million, respectively, and during the nine month periods ended September 30, 2012 and 2011 was a gain of $0.2 million and loss of $3.6 million, respectively. A derivative loss of $3.1 million ($1.9 million after tax) based upon interest rates at September 30, 2012, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2012 no hedge ineffectiveness has occurred in relation to this hedge.
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based businesses. The notional amount of foreign currency forward contracts outstanding at September 30, 2012 was $76.6 million. The foreign currency forward contracts are recorded in accrued and other liabilities in the consolidated balance sheet at their fair value at September 30, 2012 of $0.6 million. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassifies these amounts into earnings in the period in which the transactions affect earnings. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to cost of sales was insignificant during the three months ending September 30, 2012. The amount recognized in other comprehensive income (loss) during the three month period ended September 30, 2012 was a loss of $0.6 million. A derivative loss of $0.6 million ($0.5 million after tax) based upon foreign currency rates at September 30, 2012, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2012 no hedge ineffectiveness has occurred in relation to this hedge.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at September 30, 2012 and December 31, 2011 in other current assets of $0.4 million and $0.5 million, respectively, and other liabilities of $0.5 million and $0.5 million, respectively. The Company recognized in other charges (income), net, a gain of $1.4 million and $1.7 million during both the three month period and nine month period ended September 30, 2012, respectively. The Company recognized a net loss of $3.2 million during the three month period and a gain of $1.2 million during the nine month period ended September 30, 2011. At September 30, 2012 and December 31, 2011, these contracts had a notional value of $154.5 million and $143.6 million, respectively.

5.	FAIR VALUE MEASUREMENTS
At September 30, 2012 and December 31, 2011, the Company had derivative assets totaling $0.4 million and $0.5 million, respectively, and derivative liabilities totaling $10.1 million and $9.7 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2012 and December 31, 2011.
At September 30, 2012 and December 31, 2011, the Company had $18.7 million and $13.6 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

	September 30, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,678	$—	$18,678	$—	$13,619	$—	$13,619	$—
Foreign currency forward	357	—	357	—	545	—	545	—
contracts not designated
as hedging instruments
Total	$19,035	$—	$19,035	$—	$14,164	$—	$14,164	$—

Liabilities:
Interest rate swap agreement	$8,950	$—	$8,950	$—	$9,175	$—	$9,175	$—
Foreign currency forward	600	—	600	—	—	—	—	—
contracts designated
as cash flow hedges
Foreign currency forward	501	—	501	—	480	—	480	—
contracts not designated
as hedging instruments
Total	$10,051	$—	$10,051	$—	$9,655	$—	$9,655	$—

The difference between the fair value and carrying value of the Company's long-term debt is not material and is classified in Level 2 and Level 3 of the fair value hierarchy. The fair value of the Company's debt is estimated based on either similar issues or other inputs derived from available market information, including interest rates, term of debt and creditworthiness.

6.	INCOME TAXES
The provision for taxes for both the three and nine month periods ended September 30, 2012 is based upon the Company’s projected annual effective rate of 24.5%.

During the third quarter of 2011, the Company recorded discrete tax items resulting in a net tax benefit of $3.8 million primarily related to the favorable resolution of certain prior year tax matters. The impact of these items decreased the effective tax rate to 22% and 24% for the three and nine month periods ended September 30, 2011, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

7.	DEBT
Debt consisted of the following at September 30, 2012:

	September 30, 2012
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
Credit facility	278,356	704	279,060
Other local arrangements	—	36,570	36,570
Total debt	378,356	37,274	415,630
Less: current portion	—	(36,570)	(36,570)
Total long-term debt	$378,356	$704	$379,060
As of September 30, 2012, the Company had $596.2 million of availability remaining under the credit facility.

In October 2012, the Company entered into an agreement to issue and sell in a private placement, ten-year Senior Notes with an aggregate principal amount of $50 million and a fixed interest obligation of 3.67% ("3.67% Senior Notes") under a Note Purchase Agreement among the Company and accredited institutional investors (the "Agreement"). The 3.67% Senior Notes are senior unsecured obligations of the Company.

The 3.67% Senior Notes mature in December 2022. Interest is payable semi-annually in June and December of each year, beginning in June 2013. The Company may at any time prepay the 3.67% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a "make-whole" prepayment premium. In the event of a change in control of the Company (as defined in the Agreement), the Company may be required to offer to prepay the 3.67% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

Issuance costs approximating $0.3 million will be amortized to interest expense over the 10-year term of the 3.67% Senior Notes.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $2.25 billion share repurchase program, of which there is $508.2 million remaining to repurchase common shares as of September 30, 2012. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 19.7 million shares since the inception of the program through September 30, 2012.
During the nine months ended September 30, 2012 and 2011, the Company spent $207.9 million and $171.2 million on the repurchase of 1,241,359 shares and 1,061,666 shares at an average price per share of $167.42 and $161.22, respectively. The Company reissued 295,090 shares and 220,463 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2012 and 2011, respectively.

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, solely relating to outstanding stock options and restricted stock units:

	2012	2011
Three months ended	753,019	904,212
Nine months ended	793,099	973,762
Outstanding options and restricted stock units to purchase or receive 267,208 and 161,326 shares of common stock for the three month periods ended September 30, 2012 and 2011, respectively, and options and restricted stock units to purchase or receive 229,474 and 168,390 shares of common stock for the nine month periods ended September 30, 2012 and 2011, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost, net	$114	$83	$3,481	$3,746	$83	$76
Interest cost on projected benefit obligations	1,523	1,606	5,441	6,472	135	183
Expected return on plan assets	(1,741)	(1,875)	(7,962)	(9,118)	—	—
Recognition of prior service cost	—	—	(335)	(404)	—	—
Recognition of actuarial losses/(gains)	1,916	1,276	622	288	(188)	(173)
Net periodic pension cost/(credit)	$1,812	$1,090	$1,247	$984	$30	$86

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2012	2011	2012	2011	2012	2011
Service cost, net	$342	$248	$10,707	$10,693	$249	$228
Interest cost on projected benefit obligations	4,569	4,817	16,580	18,667	405	548
Expected return on plan assets	(5,223)	(5,624)	(24,337)	(25,970)	—	—
Recognition of prior service cost	—	—	(1,045)	(1,130)	—	—
Recognition of actuarial losses/(gains)	5,748	3,827	1,844	864	(564)	(519)
Net periodic pension cost/(credit)	$5,436	$3,268	$3,749	$3,124	$90	$257

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
The Company has initiated additional cost reduction measures in 2012. Estimated charges under the current program are primarily comprised of severance costs and are expected to be approximately $20 million to $25 million, of which $3.1 million and $11.3 million were recorded during the three and nine months ended September 30, 2012. The program is expected to be substantially completed by the end of 2013.
A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2012 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2011	$7,469	$100	$7,569
Restructuring charges	9,732	1,529	11,261
Cash payments and utilization	(6,613)	(1,617)	(8,230)
Impact of foreign currency	231	—	231
Balance at September 30, 2012	$10,819	$12	$10,831

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

13.	SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2011, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2012	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$176,874	$19,465	$196,339	$36,627	$307,857
Swiss Operations	28,199	99,316	127,515	34,355	23,107
Western European Operations	149,785	25,828	175,613	22,045	104,337
Chinese Operations	113,323	35,552	148,875	33,067	713
Other (a)	110,372	1,500	111,872	12,211	15,002
Eliminations and Corporate (b)	—	(181,661)	(181,661)	(29,065)	—
Total	$578,553	$—	$578,553	$109,240	$451,016

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2012	Customers	Segments	Sales	Profit
U.S. Operations	$511,354	$54,203	$565,557	$95,987
Swiss Operations	88,224	290,585	378,809	89,809
Western European Operations	459,074	74,513	533,587	62,288
Chinese Operations	313,096	91,487	404,583	89,316
Other (a)	312,488	4,494	316,982	31,041
Eliminations and Corporate (b)	—	(515,282)	(515,282)	(77,350)
Total	$1,684,236	$—	$1,684,236	$291,091

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
September 30, 2011	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$173,449	$20,160	$193,609	$33,139	$307,631
Swiss Operations	38,945	109,015	147,960	29,687	23,988
Western European Operations	173,367	27,693	201,060	26,273	104,823
Chinese Operations	105,053	26,866	131,919	27,065	707
Other (a)	110,300	1,981	112,281	15,058	15,009
Eliminations and Corporate (b)	—	(185,715)	(185,715)	(32,705)	—
Total	$601,114	$—	$601,114	$98,517	$452,158

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2012 – Unaudited (Continued)
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

A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Earnings before taxes	$95,605	$87,058	$246,639	$231,673
Amortization	5,215	4,795	15,771	12,742
Interest expense	5,568	5,893	17,097	17,296
Restructuring charges	3,118	362	11,261	2,831
Other charges (income), net	(266)	409	323	2,285
Segment profit	$109,240	$98,517	$291,091	$266,827

During the three months ended September 30, 2012, restructuring charges of $3.1 million were recognized, of which $0.2 million, $0.3 million, $1.8 million, $0.7 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, Chinese,and Other operations, respectively. Restructuring charges of $0.4 million were recognized during the three months ended September 30, 2011, of which $0.2 million, $0.1 million, and $0.1 million related to the Company’s U.S., Western European, and Chinese operations, respectively. Restructuring charges of $11.3 million were recognized during the nine months ended September 30, 2012, of which $1.0 million, $4.2 million, $5.2 million, $0.8 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other operations, respectively. Restructuring charges of $2.8 million were recognized during the nine months ended September 30, 2011, of which $0.7 million, $0.2 million, $1.4 million, $0.2 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese and Other operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2012 and 2011 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$578,553	100.0	$601,114	100.0	$1,684,236	100.0	$1,660,968	100.0
Cost of sales	270,396	46.7	286,697	47.7	799,969	47.5	788,853	47.5
Gross profit	308,157	53.3	314,417	52.3	884,267	52.5	872,115	52.5
Research and development	27,896	4.8	30,068	5.0	84,529	5.0	86,024	5.2
Selling, general and administrative	171,021	29.6	185,832	30.9	508,647	30.2	519,264	31.3
Amortization	5,215	0.9	4,795	0.8	15,771	1.0	12,742	0.8
Interest expense	5,568	1.0	5,893	1.0	17,097	1.0	17,296	1.0
Restructuring charges	3,118	0.5	362	—	11,261	0.7	2,831	0.2
Other charges (income), net	(266)	—	409	0.1	323	—	2,285	0.1
Earnings before taxes	95,605	16.5	87,058	14.5	246,639	14.6	231,673	13.9
Provision for taxes (a)	23,422	4.0	18,862	3.1	60,425	3.5	56,462	3.4
Net earnings	$72,183	12.5	$68,196	11.4	$186,214	11.1	$175,211	10.5

(a)
Provision for taxes for both the three and nine months ended September 30, 2011 includes a net tax benefit of $3.8 million primarily related to the favorable resolution of certain prior year tax matters.

Net sales
Net sales were $578.6 million and $1.684 billion for the three and nine months ended September 30, 2012, compared to $601.1 million and $1.661 billion for the corresponding periods in 2011. This represents a decrease of 4% and an increase of 1% in U.S. dollars for the three and nine months ended September 30, 2012. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 1% and 4% for the three and nine months ended September 30, 2012. Net sales growth was strong during the prior year comparable periods, representing 15% and 14% growth in local currencies during the three and nine months ended

September 30, 2011, respectively. The global economic environment has deteriorated, especially in Europe. We expect our local currency organic sales growth in 2012 will continue to be less than growth rates experienced in 2011 and 2010, and net sales may decline in future quarters depending on economic conditions. Given economic uncertainty, it is difficult to predict the extent to which our results may be adversely affected.
Net sales by geographic destination for the three and nine months ended September 30, 2012, in U.S. dollars were flat and increased 4% in the Americas, increased 5% and 12% in Asia/Rest of World and decreased 15% and 9% in Europe. In local currencies, our net sales by geographic destination for the three and nine months ended September 30, 2012, increased 1% and 4% in the Americas and 7% and 12% in Asia/Rest of World and decreased 5% and 2% in Europe. Acquisitions contributed approximately 1% to net sales growth in Europe for the nine months ended September 30, 2012. Net sales in local currencies during the previous three and nine months ended September 30, 2011, increased 10% in both periods in the Americas, 16% and 14% in Europe and 21% in both periods in Asia/Rest of World. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2011, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased by 5% and increased by 2% in U.S. dollars for the three and nine months ended September 30, 2012, respectively, and in local currencies decreased by 1% and increased by 4%, respectively, compared to the corresponding prior periods. Service revenue (including spare parts) in U.S. dollars were flat during both the three and nine months ended September 30, 2012, respectively, and increased in local currencies by 5% for both the three and nine months ended September 30, 2012, compared to the corresponding prior periods.
Net sales of our laboratory-related products, which represented approximately 45% of our total net sales for both the three and nine months ended September 30, 2012, decreased 4% and increased 2% in U.S. dollars during the three and nine months ended September 30, 2012, and increased 1% and 6% in local currencies during the three and nine months ended September 30, 2012, respectively. Net sales growth was strong during the prior year comparable periods, representing 12% and 10% growth in local currencies during the three and nine month periods ended September 30, 2011, respectively. We experienced modest sales growth in most laboratory-related products during the three months ended September 30, 2012, except for a decline in laboratory balances which is partly related to difficult prior period comparisons and unfavorable economic conditions, particularly in Europe. Sales growth for the three and nine month periods ended September 30, 2012 benefited from favorable price realization, as well as strong volume increases in Asia/Rest of World. We expect net sales growth of our laboratory-related products (particularly in Europe) to continue to be less than growth rates experienced in 2011 and 2010, and net sales may decline in future quarters depending on economic conditions. It is currently difficult to predict the extent to which our results may be adversely affected.
Net sales of our industrial-related products, which represented approximately 47% and 46% of our total net sales for the three and nine months ended September 30, 2012, decreased 1% and increased 3% in U.S. dollars and increased 3% and 6% in local currencies during the three and nine months ended September 30, 2012, respectively. Net sales growth was strong during the prior year comparable periods, representing 22% and 21% growth in local currencies during the three and nine month periods ended September 30, 2011, respectively. Acquisitions contributed approximately 2% to net sales growth for the nine months ended September 30, 2012. Our industrial-related products experienced strong organic sales growth in product inspection products related to increased volume and favorable price realization, offset in part by a decline in our European core-industrial business related to decreased sales volume which is related to difficult prior period comparisons and unfavorable economic conditions in Europe. We also experienced reduced industrial-related sales growth in Asia/Rest of World during the three months ended September 30, 2012 which is primarily related to reduced growth in China. We expect net sales growth of our industrial-related products (particularly in Europe) to continue to be less than growth rates experienced in 2011 and 2010, and net sales may decline in future quarters depending on economic conditions. It is currently difficult to predict the extent to which our results may be adversely affected.
Net sales in our food retailing markets, which represented approximately 8% and 9% of our total net sales for the three and nine months ended September 30, 2012, decreased 14% and 9% in U.S. dollars and decreased 9% and 6% in local currencies during the three and nine months ended September 30, 2012, respectively. We experienced local currency net sales declines in each geographic region during the three months ended September 30, 2012. The net sales declines were primarily related to reduced project activity as well as unfavorable economic conditions. We expect net sales in our food retailing markets may continue to decline in future quarters. It is currently difficult to predict the extent to which our results may be adversely affected.
Gross profit
Gross profit as a percentage of net sales was 53.3% and 52.3% for the three months ended September 30, 2012 and 2011, respectively, and 52.5% for both the nine months ended September 30, 2012 and 2011, respectively.
Gross profit as a percentage of net sales for products was 56.4% and 55.8% for the three and nine months ended September 30, 2012, respectively, compared to 55.3% and 56.2% for the corresponding periods in 2011.
Gross profit as a percentage of net sales for services (including spare parts) was 41.8% and 40.1% for the three and nine months ended September 30, 2012, respectively, compared to 40.6% and 38.8% for the corresponding periods in 2011.
The increase in gross profit as a percentage of net sales for the three months ended September 30, 2012 was primarily due to improved price realization, favorable currency translation fluctuations and favorable business mix. These results were partly offset by unfavorable geographic mix and increased investments in our field service organization.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 4.8% and 5.0% for the three and nine months ended September 30, 2012, respectively, compared to 5.0% and 5.2% for the the corresponding periods during 2011. Research and development expenses decreased 7.0% and 2.0% in U.S. dollars and increased 1% and 2% in local currencies, during the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011 relating to the timing of research and development project and product launch activity.
Selling, general and administrative expenses as a percentage of net sales were 29.6% and 30.2% for the three and nine months ended September 30, 2012, respectively, compared to 30.9% and 31.3% in the corresponding periods during 2011. Selling, general and administrative expenses decreased 8% and 2% in U.S. dollars during the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. Selling, general and administrative expenses decreased 2% and increased 1% in local currencies, during both the three and nine months ended September 30, 2012, compared to the corresponding periods in 2011. The local currency decrease for the three months ended September 30, 2012 is primarily due to savings from our cost reduction programs and lower cash incentives.

Interest expense, restructuring charges and taxes
Interest expense was $5.6 million and $17.1 million for the three and nine months ended September 30, 2012, respectively, and $5.9 million and $17.3 million for the corresponding periods in 2011. Interest expense decreased for the three and nine months ended September 30, 2012 primarily resulting from a decrease in average borrowings offset by an increase in rates for the period.
We also initiated additional cost reduction measures in 2012. Estimated charges under the current program are primarily comprised of severance costs and are expected to be approximately $20 million to $25 million, of which $3.1 million and $11.3 million were recorded during the three and nine months ended September 30, 2012. The program is expected to be substantially completed by the end of 2013.

The provision for taxes for both the three and nine month periods ended September 30, 2012 is based upon the Company’s projected annual effective rate of 24.5%. During the third quarter of 2011, the Company recorded discrete tax items resulting in a net tax benefit of $3.8 million primarily related to the favorable resolution of certain prior year tax matters. The impact of these items decreased the effective tax rate to 22% and 24% for the three and nine month periods ended September 30, 2011, respectively. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	%	2012	2011	%
Total net sales	$196,339	$193,609	1%	$565,557	$546,938	3%
Net sales to external customers	$176,874	$173,449	2%	$511,354	$488,678	5%
Segment profit	$36,627	$33,139	11%	$95,987	$86,303	11%

Total net sales increased 1% and 3% for the three and nine months ended September 30, 2012, respectively, and net sales to external customers increased 2% and 5% for the three and nine months ended September 30, 2012, respectively, compared with the corresponding periods in 2011. Growth in total net sales and net sales to external customers was strong during the prior year comparable periods, representing 12% growth in total net sales and 10% growth in net sales to external customers during both the three and nine month periods ended September 30, 2011, respectively. The increase in total net sales and net sales to external customers for the three and nine months ended September 30, 2012 includes strong growth in product inspection and analytical instruments due to increased sales volume and favorable price realization. Net sales in food retailing products declined during the three months ended September 30, 2012 due to reduced project activity. Acquisitions, net contributed approximately 1% to our net sales growth for the nine months ended September 30, 2012.
Segment profit increased $3.5 million and $9.7 million for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The increase in segment profit was primarily due to increased sales volume, favorable price realization, higher inter-segment income, and improved productivity.

Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$127,515	$147,960	(14)%	$378,809	$404,535	(6)%
Net sales to external customers	$28,199	$38,945	(28)%	$88,224	$102,769	(14)%
Segment profit	$34,355	$29,687	16%	$89,809	$80,745	11%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 14% and 6% in U.S. dollars for the three and nine months ended September 30, 2012, respectively. Total net sales in local currency increased 1% for the three month period ended September 30, 2012 and were flat for the nine month period ended September 30, 2012, compared to the corresponding periods in 2011. Net sales to external customers decreased 28% and 14% in U.S. dollars and 15% and 8% in local currency during the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. Local currency growth during the prior year comparable periods in net sales was 5% and 6%, and for net sales to external customers was 14% and 10%, for the three and nine month periods ended September 30, 2011. The decrease in local currency net sales to external customers for the three and nine month periods ended September 30, 2012 primarily related to volume decreases across most product categories, especially food retailing, and third-party export business. Our Swiss Operations continue to face unfavorable economic conditions and we expect our local currency sales to external customers will be adversely impacted for the remainder of 2012.

Segment profit increased $4.7 million and $9.1 million for the three and nine month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The increase in segment profit for the three and nine months ended September 30, 2012 resulted primarily due to increased inter-segment sales and benefits from our cost reduction activities. Segment profit also benefited from favorable currency translation fluctuations during the three months ended September 30, 2012.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$175,613	$201,060	(13)%	$533,587	$573,016	(7)%
Net sales to external customers	$149,785	$173,367	(14)%	$459,074	$493,646	(7)%
Segment profit	$22,045	$26,273	(16)%	$62,288	$65,349	(5)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 13% and 7% in U.S. dollars and in local currency decreased 3% and increased 1% for the three and nine month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. Net sales to external customers decreased 14% and 7% in U.S. dollars and in local currency decreased 4% and increased 1% for the same periods versus the prior year comparable periods. Acquisitions contributed approximately 1% and 2% to our net sales growth for the three and nine months ended September 30, 2012. Local currency growth in total net sales and net sales to external customers was strong during the prior year comparable periods, representing 13% and 11% growth in total net sales and 14% and 10% growth in net sales to external customers during the three and nine month periods ended September 30, 2011, respectively. Total net sales and net sales to external customers for the three and nine months ended September 30, 2012 includes sales volume declines in food retailing and core-industrial products. Total net sales and net sales to external customers also include a volume decline in laboratory balances for the three months ended September 30, 2012. Our Western European

Operations continue to face unfavorable economic conditions and we expect our local currency sales to external customers will be adversely impacted for the remainder of 2012.

Segment profit decreased $4.2 million and $3.1 million for the three and nine month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease in segment profit for the three and nine months ended September 30, 2012 resulted primarily from a decrease in local currency sales volume and unfavorable currency translation fluctuations, partially offset by improved price realization and initial benefits from our cost reduction activities.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$148,875	$131,919	13%	$404,583	$367,247	10%
Net sales to external customers	$113,323	$105,053	8%	$313,096	$275,611	14%
Segment profit	$33,067	$27,065	22%	$89,316	$82,197	9%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 13% and 10% in U.S. dollars and increased 11% and 7% in local currency during the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. Net sales to external customers increased 8% and 14% in U.S. dollars and increased 6% and 11% in local currency during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. Local currency growth in net sales to external customers was strong during the prior year comparable periods, representing 23% and 26% growth during the three and nine month periods ended September 30, 2011, respectively. The local currency increase in total net sales and net sales to external customers for the three and nine month periods ended September 30, 2012 include particularly strong growth in laboratory-related products, modest growth in industrial-related products and a decline in food retailing.

Segment profit increased $6.0 million and $7.1 million for the three and nine month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The increase in segment profit for the three and nine months ended September 30, 2012 includes increased sales volume and favorable price realization, partially offset by increased inter-segment expenses.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	%1)	2012	2011	%1)
Total net sales	$111,872	$112,281	0%	$316,982	$304,580	4%
Net sales to external customers	$110,372	$110,300	0%	$312,488	$300,264	4%
Segment profit	$12,211	$15,058	(19)%	$31,041	$35,165	(12)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales were flat and increased 4% in U.S. dollars and increased 5% and 8% in local currency during the three and nine month periods ended September 30, 2012, respectively, compared to the corresponding periods in 2011. Net sales to external customers in U.S. dollars were flat and increased 4%, while net sales to external customers in local currency increased 5% and 8% during the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in 2011. Local currency growth in total net sales and net sales to external customers was strong during the prior year comparable periods, representing 17% and 22% growth in both total net sales and net sales to external customers during the three and nine month periods ended September 30, 2011, respectively. The increase in total net sales and net sales to external customers reflects strong sales growth across most product categories and geographies, especially Other Asia Pacific and Latin America.

Segment profit decreased $2.8 million and $4.1 million for the three and nine months ended September 30, 2012, respectively, compared to the corresponding periods in 2011. The decrease in segment profit is primarily due to increased costs from other segments and investments in sales and marketing, offset in part by an increase in sales volume.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $216.0 million during the nine months ended September 30, 2012, compared to $177.7 million in the corresponding period in 2011. The increase in 2012 is primarily due to increased net earnings and working capital benefits related to decreased inventory levels and the timing of accounts receivable, partially offset by the timing of payables.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $64.3 million for the nine months ended September 30, 2012 compared to $64.5 million in the corresponding period in 2011. Our capital expenditures during the nine months ended September 30, 2012 included approximately $33.3 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $40.6 million during the prior year comparable period.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In August 2011, we acquired a leader in vision inspection technology for end-of-line packaging systems located in Germany that will be integrated into our product inspection product offering for an aggregate purchase price of $19.4 million. We may be required to pay additional cash consideration up to a maximum amount of $2.4 million related to an earn-out period. We also paid additional contingent cash consideration (previously accrued at the time of acquisition) of $7.8 million in the third quarter of 2011 related to an earn-out associated with an acquisition in 2009. This payment is included in cash flows from financing activities in the consolidated statements of cash flows. During the first quarter of 2011, we completed acquisitions totaling $15.4 million, of which $12.0 million related to an X-ray inspection solutions business that will be integrated into our product inspection product offering.

We plan to repatriate earnings from China, Switzerland, the United Kingdom, Germany and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of September 30, 2012, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2012:

	September 30, 2012
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
Credit facility	278,356	704	279,060
Other local arrangements	—	36,570	36,570
Total debt	378,356	37,274	415,630
Less: current portion	—	(36,570)	(36,570)
Total long-term debt	$378,356	$704	$379,060

As of September 30, 2012, approximately $596.2 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

In October 2012, we entered into an agreement to issue and sell in a private placement, ten-year Senior Notes with an aggregate principal amount of $50 million and a fixed interest obligation of 3.67% ("3.67% Senior Notes") under a Note Purchase Agreement among the Company and accredited institutional investors (the "Agreement"). The 3.67% Senior Notes are senior unsecured obligations of the Company.

The 3.67% Senior Notes mature in December 2022. Interest is payable semi-annually in June and December of each year, beginning in June 2013. We may at any time prepay the 3.67% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a "make-whole" prepayment premium. In the event of a change in control of the Company (as defined in the Agreement), we may be required to offer to prepay the 3.67% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

Issuance costs approximating $0.3 million will be amortized to interest expense over the 10-year term of the 3.67% Senior Notes.

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

Share Repurchase Program

We have a $2.25 billion share repurchase program, of which there is $508.2 million remaining to repurchase common shares as of September 30, 2012. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 19.7 million shares since the inception of the program through September 30, 2012.
During the nine months ended September 30, 2012 and 2011, we spent $207.9 million and $171.2 million on the repurchase of 1,241,359 shares and 1,061,666 shares at an average price per share of $167.42 and $161.22, respectively. We reissued 295,090 shares and 220,463 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2012 and 2011, respectively.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc denominated sales represent of our total net sales. In part, this is because most of our manufacturing costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. During the third quarter of 2011, the Swiss National Bank established a floor of 1.20 relating to the Swiss franc exchange rate to the euro. The duration for which the Swiss National Bank will maintain this exchange rate floor of 1.20 is currently unknown. Beginning in the third quarter of 2012, we entered into foreign currency forward contracts, as described in Note 4 of our interim consolidated financial statements, which reduce our exposure to a strengthening of the Swiss franc versus the euro. These forward contracts currently continue until October 2013. We estimate, absent these forward contracts, that a 1% strengthening of the Swiss franc against the euro would result in a net decrease in our earnings before tax of approximately $0.8 million to $1.2 million on an annual basis. The previously described foreign currency forward contracts reduce this exposure by approximately 75%. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would result in a decrease in our earnings before tax of $0.7 million to $0.9 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2012, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $4.1 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, to ASC 350 "Intangibles - Goodwill and Other." ASU 2012-02 provides authoritative guidance on the measurement of indefinite-lived intangible impairment and allows the Company the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is above its carrying amount, then performing the impairment test is unnecessary. The guidance becomes effective for the Company for the year ended December 31, 2013, although early adoption is permitted. The adoption of this guidance is not expected to impact the Company's consolidated results of operations or financial position.
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
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended September 30, 2012 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2012, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2012 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

July 1 to July 31, 2012	134,196	$153.71	134,196	$559,629
August 1 to August 31, 2012	170,094	$162.42	170,094	$531,999
September 1 to September 30, 2012	139,974	$170.19	139,974	$508,175
Total	444,264	$167.42	444,264	$508,175

We have a share repurchase program, of which there is $508.2 million remaining to repurchase common shares as of September 30, 2012. We have purchased 19.7 million shares since the inception of the program through September 30, 2012.
During the nine months ended September 30, 2012 and 2011, we spent $207.9 million and $171.2 million on the repurchase of 1,241,359 and 1,061,666 shares at an average price per share of $167.42 and $161.22, respectively. We reissued 295,090 shares and 220,463 shares held in treasury for the exercise of stock options and restricted stock units for the nine months ended September 30, 2012 and 2011, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	November 2, 2012	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith