Form 10-K
period 2012-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2013-02-08
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).  Yes ☐     No ☑
As of January 31, 2013 there were 30,305,383 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2012 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012) was approximately $4.8 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2013	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL Year Ended December 31, 2012

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
These statements involve known and unknown risks, uncertainties and other factors that may cause our or our businesses’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of those terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors. Moreover, we do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. Unless otherwise required by applicable laws, we disclaim any intention or obligation to publicly update or revise any of the forward-looking statements after the date of this annual report to conform them to actual results, whether as a result of new information, future events or otherwise. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the captions “Factors affecting our future operating results” in the “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 1A of this annual report on Form 10-K for the fiscal year ended December 31, 2012, which describe risks and factors that could cause results to differ materially from those projected in those forward-looking statements.
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this annual report on Form 10-K for the fiscal year ended December 31, 2012 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

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
Our business is geographically diversified, with net sales in 2012 derived 34% from both Europe and North and South America and 32% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments, including laboratory balances, pipettes, titrators, thermal analysis systems and other analytical instruments. The laboratory instruments business accounted for approximately 46% of our net sales in 2012, 45% in 2011 and 46% in 2010.
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

Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food and other industries. In addition, we manufacture metal detection and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 45% of our net sales in both 2012 and 2011, and 43% in 2010.

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
Retail Weighing Solutions
Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer stand-alone scales for basic counter weighing and pricing, price finding and printing. In addition, we offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. Customer benefits are in the areas of pricing, merchandising, inventory management and regulatory compliance. Our instruments have been expanded to allow in-store marketing which permits customers to make more decisions at the point of sale. The retail business accounted for approximately 9% of our net sales in 2012, 10% in 2011 and 11% in 2010.
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
We have a diversified customer base, with no single customer accounting for more than 1% of 2012 net sales.
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

We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2012, our sales and service group consisted of approximately 6,220 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 36 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business remains successful with a focus on repair and preventative maintenance services as well as further expansion of our offerings to include value-added services for a range of market needs, including regulatory compliance qualification, calibration and certification. We have a unique offering to our pharmaceutical customers in promoting use of our instruments in compliance with FDA regulations, and we can provide these services regardless of the customer’s location around the world. This global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, repairs and replacement parts) accounted for approximately 21% of our net sales in 2012 and 2011, and 23% in 2010. A significant portion of this amount is derived from the sale of replacement parts.
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
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $325.6 million in research and development ($112.5 million in 2012, $116.1 million in 2011 and $97.0 million in 2010). In 2012, we spent approximately 4.8% of net sales on research and development. Our research and development efforts fall into two categories:

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
We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have approximately 1,180 employees in research and development and product engineering in countries around the globe.
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

Employees
Our total workforce including employees and temporary personnel as of December 31, 2012 was approximately 12,400 throughout the world, including approximately 4,600 in Europe, 3,400 in North and South America and 4,300 in Asia and other countries.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees.
Sustainability
We believe a sustainable business is one positioned for long-term growth and for us it defines our approach to decision making, from how we manage our impact on the environment to our relationships with employees, customers and shareholders.  We produced our first sustainability report in 2011 which outlined our GreenMT program which was launched in 2010 to improve our understanding of how our business affects the environment. We have gathered data to understand the magnitude of the global greenhouse gas or CO2 footprint generated not only by our fuel and electricity use, but also the products we sell and our use of supply chains.  We are now working to establish goals and will start to make reductions in these emissions.  This includes new ways of managing our vehicle fleets, incorporating new design features into our products, improving the energy efficiency of our buildings and processes and looking at how we source the electricity we use in our facilities. We think these efforts will produce a favorable impact on the environment as well as potential savings in future periods.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a new global operating model with standardized, automated and integrated processes, and high levels of global data transparency. It will encompass a new enterprise architecture, with a global, single instance ERP system. Within our IT systems we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes have been proceeding on a staggered basis over a multi-year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss and Chinese operations and now have approximately one-third of the program completed as measured in users. We expect to implement the program in the United States and Germany over the next two years and will then have more than half of the Company's users on the system. Incremental capital expenditures for the Blue Ocean program are more than $20 million annually. This amount may change based upon fluctuations in currency exchange rates. We expect the return on this investment when complete to include improved realized pricing, reduced operating costs and working capital requirements.
Intellectual Property
We hold over 4,650 patents and trademarks (including pending applications), primarily in the United States, Switzerland, Germany, the United Kingdom, Italy, France, Japan, China, South Korea, Brazil and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC (“MT”) known as Hi-Speed Checkweigher Co., Inc. (“Hi-Speed”) was one of two private parties ordered by the New Jersey Department of Environmental Protection (“NJDEP”), in an administrative consent order (“ACO”) signed on June 13, 1988, to investigate and remediate certain ground water contamination at a certain property in Landing, New Jersey. After the other party ordered under this ACO failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the ACO. Residual ground water contamination at this site is now within a Classification Exception Area (“CEA”) which NJDEP has approved and within which MT oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The NJDEP does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. In 2010, testing of indoor air at certain buildings within the site led to the installation of a vapor intrusion mitigation system at one building. We estimate that the costs of compliance associated with the site over the next several years will approximate $0.5 million.
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
Although the percentage of our sales coming from emerging markets is growing, the majority of our business is still derived from companies in developed countries. Economic instability in many parts of the world, including the potential for a sovereign debt crisis in the European Union and the United States, continues to be a situation that we are monitoring closely. Concerns regarding this potential financial crisis on financial institutions globally would likely have an adverse effect on the global capital markets. More specifically, an escalation of the European or U.S. debt crises could have the following adverse effects:

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
These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse effect on the global capital markets, and more specifically on the ability of our Company, our customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for our products.
We are subject to certain risks associated with our international operations and fluctuating conditions in emerging markets; and have a significant concentration of business in China.
We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for $432.3 million of sales to external customers, approximately 30% of our global production, and $125.2 million of segment profit during 2012. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us. For instance, various local jurisdictions in which we operate may revise or alter their respective legal and regulatory requirements. In addition, we may encounter one or more of the following obstacles or risks:

•	tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases for local employees;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•
nationalization of private enterprises which may result in the confiscation of assets as we hold significant assets around the world in the form of property, plant and equipment, inventory and accounts receivable, as well as $57.1 million of cash at December 31, 2012 in our Chinese subsidiaries;

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
While we continued to experience sales growth in emerging markets during 2012, growth in China was lower than recent years. Fluctuating economic conditions and the current change in China's political leadership may continue to affect our results of operations in these markets in the future. Certain emerging markets have also experienced currency devaluations and inflationary prices. Economic problems in individual markets can also spread to other economies, adding to the adverse conditions we may face in emerging markets. We remain committed to emerging markets, particularly those in Asia, Latin America and Eastern Europe. However, fluctuating economic conditions may adversely affect our results of operations in these markets.

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
We also are in the process of implementing our Blue Ocean program, a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. The implementation of this program has been proceeding on a staggered basis over a multi-year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss and Chinese operations and now have approximately one-third of the program completed as measured in users. We expect to implement the program in the United States and Germany over the next two years and will then have more than half of the Company's users on the system. If the implementation of any unit is flawed, we could suffer interruptions in operations and customer-facing activities which could harm our reputation and financial condition, or cause us to lose data, experience reduced functionality or have delays in reporting financial information. It may take us longer to implement the Blue Ocean program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation of Blue Ocean will increase our reliance on a single information technology system which would have greater consequences should we experience a system disruption.

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
We may be adversely affected by new regulations relating to conflict minerals.
In August 2012, the SEC adopted new disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of materials used in the manufacturing of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.
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
As of December 31, 2012, our consolidated balance sheet included goodwill of $452.4 million and other intangible assets of $117.6 million.
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
We are subject to income taxes in the United States and various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates, changes in the valuation of deferred tax assets and liabilities and material adjustments from tax audits.
In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent upon our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.
Our tax expense could increase as a result of a changing application of tax law.
As a result of the current uncertain financial and economic environment, governments in certain of the jurisdictions in which we operate are facing greater pressure on public finances, which could lead to an increased tendency for a more aggressive application of existing tax laws and regulations. Governments in the jurisdictions in which we operate from time to time also implement changes to tax laws and regulations.  Any changes in corporate income tax rates or regulations, on repatriation of dividends or capital, on transfer pricing as well as changes in the interpretation of existing tax laws and regulations in the jurisdictions in which we operate could adversely affect our cash flow and lead to increases in our overall tax burden, which would negatively affect our profitability.
Currency fluctuations affect our operating profits.
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. During the third quarter of 2011, the Swiss National Bank established a floor of 1.20 relating to the Swiss franc exchange rate to the euro. The duration for which the Swiss National Bank will maintain this exchange rate floor of 1.20 is currently unknown. Beginning in the third quarter of 2012, we entered into foreign currency forward contracts, as described in Note 5 of our consolidated financial statements, which reduce our exposure to a strengthening of the Swiss franc versus the euro. These forward contracts currently continue until January 2014. We estimate, absent these forward contracts, that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $0.8 million to $1.2 million on an annual basis. The previously described foreign currency forward contracts reduce this exposure by approximately 75%. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would result in a decrease in our earnings before tax of $0.7 million to $0.9 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2012, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $6.2 million in the reported U.S. dollar value of the debt.
We have debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.
We have debt and we may incur substantial additional debt in the future. As of December 31, 2012, we had total indebtedness of approximately $287.0 million, net of cash of $101.7 million. We are also permitted by the terms of our debt instruments to incur substantial additional indebtedness, subject to the restrictions therein.
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
The note purchase agreements governing our senior notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens and consolidate, merge, sell or lease all or substantially all of our assets. Our credit facility and the note purchase agreements governing our senior notes also require us to meet certain financial ratios.
Our ability to comply with these agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions, and is subject to the risks in this section. The breach of any of these covenants or restrictions could result in a default under the note purchase agreements governing the senior notes and/or under our credit facility. An event of default under the agreements governing our debt would permit holders of our debt to declare all amounts owed to them under such agreements to be immediately due and payable. Acceleration of our other indebtedness may cause us to be unable to make interest payments on the senior notes and repay the principal amount of the senior notes.
The lenders under our credit agreement may be unable to meet their funding commitments, reducing the amount of our borrowing capacity.
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $880 million. Our credit facility is provided by a group of 17 financial institutions, who individually have between 1% and 14% of the total funding commitment. At December 31, 2012, we had borrowings of $197.1 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $880 million.
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

	Common Stock Price Range
	High	Low
2012
Fourth Quarter	$195.00	$161.80
Third Quarter	$177.44	$148.68
Second Quarter	$185.08	$150.57
First Quarter	$189.67	$152.19
2011
Fourth Quarter	$167.13	$130.12
Third Quarter	$175.28	$131.91
Second Quarter	$191.95	$157.13
First Quarter	$177.07	$147.23
Holders
At January 31, 2013, there were 77 holders of record of common stock and 30,305,383 shares of common stock outstanding. We estimate we have approximately 26,662 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2007 through December 31, 2012 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index) and the SIC Code 3826 Index — Laboratory Analytical Instruments. Historically, we have not paid dividends on our common stock. However, the Company will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.
Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

	12-31-07	12-31-08	12-31-09	12-31-10	12-31-11	12-31-12
Mettler-Toledo	$100	$59	$92	$133	$130	$170
S&P 500 Index	$100	$63	$80	$92	$94	$109
SIC Code 3826 Index	$100	$60	$84	$106	$86	$115
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2012	132,292	$169.32	132,292	$485,772
November 1 to November 30, 2012	128,689	177.52	128,689	462,927
December 1 to December 31, 2012	135,487	188.73	135,487	437,356
Total	396,468	$178.61	396,468	$437,356

We have a $2.25 billion share repurchase program. As of December 31, 2012, there was $437 million of remaining common shares authorized to be repurchased under our share repurchase program. The share repurchases are expected to be funded from existing cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 20.1 million common shares since the inception of the program through December 31, 2012, at a total cost of $1.8 billion.
During the years ended December 31, 2012 and 2011, we spent $278.7 million and $204.6 million on the repurchase of 1,637,827 shares and 1,285,827 shares at an average price per share of $170.13 and $159.08, respectively.

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

	2012	2011	2010	2009	2008
Statement of Operations Data:
Net sales	$2,341,528	$2,309,328	$1,968,178	$1,728,853	$1,973,344
Cost of sales	1,100,473	1,091,054	930,982	839,516	980,263
Gross profit	1,241,055	1,218,274	1,037,196	889,337	993,081
Research and development	112,530	116,139	97,028	89,685	102,282
Selling, general and administrative	684,026	703,632	588,726	505,177	579,806
Amortization	21,357	17,808	14,842	11,844	10,553
Interest expense	22,764	23,226	20,057	25,117	25,390
Restructuring charges(a)	16,687	5,912	4,866	31,368	6,413
Other charges (income), net(b)	1,090	2,380	4,164	1,384	2,568
Earnings before taxes	382,601	349,177	307,513	224,762	266,069
Provision for taxes(c)	91,754	79,684	75,365	52,169	63,291
Net earnings	$290,847	$269,493	$232,148	$172,593	$202,778
Basic earnings per common share:
Net earnings	$9.37	$8.45	$6.98	$5.12	$5.92
Weighted average number of common shares	31,044,532	31,897,779	33,280,463	33,716,353	34,250,310
Diluted earnings per common share:
Net earnings	$9.14	$8.21	$6.80	$5.03	$5.79
Weighted average number of common and common equivalent shares	31,824,077	32,839,365	34,140,097	34,290,771	35,048,859
Balance Sheet Data:
Cash and cash equivalents	$101,702	$235,601	$447,577	$85,031	$78,073
Working capital(d)	242,141	201,718	166,034	156,369	180,412
Total assets	2,117,400	2,203,474	2,283,063	1,718,787	1,664,056
Long-term debt	347,131	476,715	670,301	203,590	441,588
Other non-current liabilities(e)	240,886	209,945	174,469	189,593	183,301
Shareholders’ equity(f)	827,219	781,137	771,584	711,138	503,247
_________________________

(a)
Restructuring charges primarily relate to our global cost reduction program initiated in 2008 as well as additional cost reduction measures initiated during 2012. See Note 15 to the audited consolidated financial statements.

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

(d)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(e)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 13 to the audited consolidated financial statements.

(f)	No dividends were paid during the five-year period ended December 31, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
During 2012 the global environment has deteriorated, especially in Europe. Net sales in U.S. dollars increased by 1% in 2012 and increased by 17% in 2011. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 4% in 2012 and 13% in 2011. We expect our local currency organic sales growth in 2013 will continue to be less than growth rates experienced in 2011, and net sales may decline in future quarters depending on economic conditions. Given economic uncertainty, it is difficult to predict the extent to which our results may be adversely affected. However, we expect to continue to benefit from our strong global leadership positions, diversified customer base, robust product offering, investment in emerging markets and the impact of our global sales and marketing programs. Examples include identifying and investing in growth opportunities, improving our lead generation and lead nurturing processes, further penetrating our market segments and more effectively pricing our products and services.
With respect to our end-user markets, we experienced increased results during 2012 versus the prior year in our laboratory-related end-user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies and food and beverage companies. Demand from these markets increased during 2012, particularly in emerging markets. However, demand from these markets was partially offset by reduced demand from universities and government-funded research institutions in developed markets, as well as difficult economic conditions in Europe. We expect net sales growth of our laboratory-related products (particularly in Europe) to continue to be less than growth rates experienced in 2011, and net sales may decline in future quarters depending on economic conditions. It is currently difficult to predict the extent to which our results may be adversely affected.
Our industrial markets, especially core-industrial products, were adversely impacted in 2012 by deterioration in global economic conditions, especially in Europe. Our industrial markets were also impacted by lower sales growth in China as compared to recent years. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. We expect net sales growth of our industrial related products (particularly in Europe and China) to continue to be less than growth rates experienced in 2011, and net sales may decline in future quarters depending on economic conditions. It is currently difficult to predict the extent to which our results may be adversely affected. Our industrial products are especially sensitive to changes in economic growth.
Our food retailing markets experienced a decline during 2012, related to decreases in Europe and Asia/Rest of World. The net sales declines were primarily related to reduced project activity as well as unfavorable economic conditions. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity or new regulation. Similar to our industrial business, emerging markets have also historically provided growth as the expansion of local emerging market economies creates a significant number of new retail stores each year.
In 2013, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share.  Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. We aim to gain market share by implementing sophisticated sales and marketing programs and leveraging our extensive customer databases. While this initiative is broad-based, efforts to improve these processes include increased segment marketing and leads generation and nurturing activities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force training and effectiveness, cross-selling, and other sales and marketing topics. Our comprehensive service offerings also help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.
Expanding Emerging Markets.  Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East and Africa, account for approximately 36% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have over a 25-year track record in China, and our sales in Asia have grown more than 20% on a compound annual growth basis in local currency since 1999. We have broadened our product offering to the Asian markets and are benefiting as multinational customers shift production to China. We are pleased with our accomplishments in China and in recent years have expanded our territory coverage into second tier cities with new branch offices, additional dealers and more service professionals. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Local currency sales increased in emerging markets by 9% during 2012 versus the prior year. Sales increases were experienced throughout most markets, however growth in China was less than recent years. We anticipate sales in 2013 will continue to increase as compared to 2012, absent a further deterioration in global economic conditions. However, we expect local currency sales growth will be less than growth rates experienced in

2011. To reduce costs, we also continue to shift more of our manufacturing to China where our four facilities manufacture for the local markets as well as for export.
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
Maintaining Cost Leadership.  We continue to strive to improve our margins by optimizing our cost structure. For example, we significantly reduced our global cost structure during 2009 in response to the global economic slowdown and took further actions during 2012 in response to the recent deterioration in the global economy. We have also focused on reallocating resources and better aligning our cost structure to support higher growth areas and opportunities for margin improvement. As previously mentioned, shifting production to China has also been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions.  We seek to pursue acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels and technological leadership. We have identified life sciences, product inspection and process analytics as three key areas for acquisitions. We also continue to pursue “bolt-on” acquisitions. For example, during 2011 we acquired an x-ray inspection solutions business in the United States and a vision inspection solutions business in Germany, both of which have been integrated into our end-of-line product inspection systems offering. During 2010 we acquired our pipette distributor in the United Kingdom.
Results of Operations — Consolidated
Net sales
Net sales were $2,341.5 million for the year ended December 31, 2012, compared to $2,309.3 million in 2011 and $1,968.2 million in 2010. This represents increases in 2012 and 2011 of 1% and 17% in U.S. dollars and 4% and 13% in local currencies, respectively.
In 2012, our net sales by geographic destination increased in U.S. dollars by 4% in the Americas and 11% in Asia/Rest of World and decreased by 8% in Europe. In local currencies, our net sales by geographic destination increased in 2012 by 5% in the Americas and 10% in Asia/Rest of World, while net sales in Europe decreased 2%. A discussion of sales by operating segment is included below. Acquisitions/divestitures, net contributed approximately 1% in America and 2% in Europe to net sales growth during 2012. Net sales in local currencies during December 31, 2011, increased 9% in the Americas, 11% in Europe and 20% in Asia/Rest of World. As previously mentioned, the global environment has deteriorated, especially in Europe. We expect our local currency organic sales growth in 2013 will continue to be less than growth rates experienced in 2011, and net sales may decline in future quarters depending on economic conditions. Given economic uncertainty, it is difficult to predict the extent to which our results may be adversely affected.
As described in Note 18 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.

Net sales of products increased by 1% and 20% in 2012 and 2011, respectively in U.S. dollars and by 4% and 15%, respectively in local currencies. Service revenue (including spare parts) increased in 2012 and 2011 by 1% and 9%, respectively in U. S. dollars, respectively, and 5% in both periods in local currencies.

Net sales of our laboratory-related products, which represented approximately 46% of our total net sales in 2012, increased by 2% in U.S. dollars and 5% in local currencies during 2012. This compares to strong local currency net sales growth of 9% in 2011. We experienced modest sales growth in most laboratory-related products with solid growth in process analytics and analytical instruments. Sales growth in 2012 benefited from favorable price realization as well as volume increases, particularly in Asia/Rest of World. We expect net sales growth of our laboratory-related products (particularly in Europe) to continue to be less than growth rates experienced in 2011, and net sales may decline in future quarters depending on economic conditions. It is currently difficult to predict the extent to which our results may be adversely affected.
Net sales of our industrial-related products, which represented approximately 45% of our total net sales in 2012, increased by 2% in U.S. dollars and 4% in local currencies during 2012. This compares to strong local currency net sales growth of 19% in 2011. Acquisitions contributed approximately 1% to our industrial-related net sales growth during 2012. Our industrial-related products experienced strong organic sales growth in product inspection products related to increased volume and favorable price realization, offset in part by a decline in our European core-industrial business related to decreased sales volume which is related to difficult prior period comparisons and unfavorable economic conditions in Europe. We also experienced reduced industrial-related sales growth in Asia/Rest of World in 2012, which is primarily related to reduced growth in China. We expect net sales of our industrial-related products (particularly in Europe and China) to continue to be less than growth rates experienced in 2011, and net sales may decline in future quarters depending on economic conditions. It is currently difficult to predict the extent to which our results may be adversely affected.
Net sales in our food retailing products, which represented approximately 9% of our total net sales in 2012, decreased by 7% in U.S. dollars and 4% in local currencies during 2012. We experienced local currency net sales declines in Europe and Asia/Rest of World during 2012. The net sales declines were primarily related to reduced project activity as well as unfavorable economic conditions. Local currency net sales growth was strong in the Americas related to incremental project activity and an easier prior period comparison. We expect net sales in our food retailing products may continue to decline in future quarters. It is currently difficult to predict the extent to which our results may be adversely affected.
Gross profit
Gross profit as a percentage of net sales was 53.0% for 2012, compared to 52.8% for 2011 and 52.7% for 2010.
Gross profit as a percentage of net sales for products was 56.2% for 2012, compared to 56.3% for 2011 and 56.5% for 2010. Gross profit as a percentage of net sales for services (including spare parts) was 40.9% for 2012, compared to 39.4% for 2011 and 39.5% for 2010.
The increase in gross profit as a percentage of net sales for 2012 was primarily due to improved price realization, reduced material costs, and favorable currency translation fluctuations. These results were partly offset by unfavorable geographic mix and increased investments in our field service organization.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 4.8% for 2012, 5.0% for 2011 and 4.9% for 2010. Research and development expenses in U.S. Dollars decreased by 3% in 2012 and increased 20% in 2011, and in local currencies were flat in 2012 and increased 9% in 2011. Our research and development spending levels reflect changes in part due to the timing of project launch activity.
Selling, general and administrative expenses as a percentage of net sales decreased to 29.2% for 2012, compared to 30.5% for 2011 and 29.9% for 2010. Selling, general and administrative expenses in U.S. dollars decreased by 3% in 2012 and increased 20% in 2011, and in local currencies were flat in 2012 and increased by 13% in 2011. The amount in 2012 reflects increased sales and marketing investments (especially in emerging markets), offset by lower cash incentives and savings from our cost reduction programs.
Restructuring charges
During 2012, we initiated additional cost reduction measures in response to global economic conditions. For the year ending December 31, 2012, we have incurred $16.7 million of restructuring expenses which primarily comprise severance costs. See Note 15 to our audited consolidated financial statements for a summary of restructuring activity during 2012.
Other charges (income), net
Other charges (income), net consisted of net charges of $1.1 million in 2012, compared to net charges of $2.4 million and $4.2 million in 2011 and 2010, respectively. Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net in 2010 also includes a $4.4 million ($3.8 million after-tax) charge associated with the sale of our retail software business for in-store item and inventory management solutions. This amount was partially offset by a benefit from unrealized contingent consideration from a previous acquisition totaling $1.2 million ($1.2 million after-tax).
Interest expense and taxes
Interest expense was $22.8 million for 2012, compared to $23.2 million for 2011 and $20.1 million for 2010. The decrease in interest expense for 2012 is primarily resulting from a decrease in average borrowings partially offset by an increase in rates for the period. The 2011 amount reflects additional borrowings in the fourth quarter 2010, in order to facilitate foreign earnings repatriation.
During 2011 and 2010 we recorded discrete tax items resulting in net tax benefits of $3.8 million, and $5.2 million primarily related to the favorable resolution of certain prior year tax matters.
Our annual effective tax rate was 24%, 23% and 25% for 2012, 2011 and 2010, respectively. The previously described discrete tax items had the effect of lowering our annual effective tax rate by 1% in both 2011 and 2010. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our audited consolidated financial statements.

U.S. Operations (amounts in thousands)

	2012	2011	2010	Increase (Decrease) in % 2012 vs. 2011	Increase (Decrease) in % 2011 vs. 2010
Net sales	$778,120	$745,258	$679,656	4%	10%
Net sales to external customers	$699,361	$665,245	$618,809	5%	8%
Segment profit	$138,894	$121,398	$121,013	14%	0%
The increase in total net sales and net sales to external customers during 2012 includes strong growth in process analytics and product inspection due to increased sales volume and favorable price realization. Net sales and net sales to external customers in food retailing products also experienced strong growth during 2012 due to increased project activity.
Segment profit increased by $17.5 million in our U.S. Operations segment during 2012, compared to an increase of $0.4 million during 2011. Segment profit in 2012 includes increased sales volume, favorable price realization, higher inter-segment income, improved productivity, and lower cash incentive expense.
Swiss Operations (amounts in thousands)

	2012	2011	2010	Increase (Decrease) in %(1) 2012 vs. 2011	Increase (Decrease) in %(1) 2011 vs. 2010
Net sales	$530,847	$555,308	$456,491	(4)%	22%
Net sales to external customers	$124,362	$143,520	$113,488	(13)%	26%
Segment profit	$133,691	$113,997	$96,568	17%	18%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars decreased by 4% in 2012 and increased by 22% in 2011, and in local currencies increased by 1% in 2012 and by 4% in 2011. Net sales to external customers in U.S. dollars decreased by 13% in 2012 and increased by 26% in 2011, and in local currencies decreased by 8% in 2012 and increased by 8% in 2011. The decrease in local currency net sales to external customers in 2012 is primarily related to volume decreases across most product categories, especially food retailing, industrial, and third-party export business. Our Swiss Operations continue to face unfavorable economic conditions and we expect our local currency sales to external customers will be adversely impacted during the first half of 2013.
Segment profit increased by $19.7 million in our Swiss Operations segment during 2012, compared to a, increase of $17.4 million during 2011. The increase in segment profit during 2012 is primarily due to increased inter-segment sales in local currency, benefits from our cost reduction activities, and lower cash incentive expense. Segment profit also benefited from favorable currency translation fluctuations during 2012.
Western European Operations (amounts in thousands)

	2012	2011	2010	Increase (Decrease) in %(1) 2012 vs. 2011	Increase (Decrease) in %(1) 2011 vs. 2010
Net sales	$746,313	$799,933	$692,255	(7)%	16%
Net sales to external customers	$644,361	$692,348	$600,933	(7)%	15%
Segment profit	$95,523	$99,969	$85,120	(4)%	17%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in U.S. dollars decreased by 7% in 2012 and increased by 16% in 2011, and in local currencies decreased by 1% in 2012 and increased by 10% in 2011. Net sales to external customers in U.S. dollars decreased by 7% in 2012 and increased by 15% in 2011, and in local currencies decreased by 1% in 2012 and by increased 9% in 2011. Net sales in our Western European Operations benefited approximately 1% from acquisitions during 2012. Total net sales and net sales to external customers for 2012 includes sales volume declines in most product categories, especially food retailing and core-industrial products. Our Western European Operations continue to face unfavorable economic conditions and we expect local currency sales to external customers will be adversely impacted during the first half of 2013.
Segment profit decreased by $4.4 million in our Western European Operations segment during 2012, compared to an increase of $14.8 million in 2011. The decrease in segment profit in 2012 resulted primarily from a decrease in local currency sales volume and unfavorable currency translation fluctuations, partially offset by improved price realization and initial benefits from our cost reduction activities.
Chinese Operations (amounts in thousands)

	2012	2011	2010	Increase (Decrease) in %(1) 2012 vs. 2011	Increase (Decrease) in %(1) 2011 vs. 2010
Net sales	$555,924	$515,142	$404,543	8%	27%
Net sales to external customers	$432,255	$388,592	$298,637	11%	30%
Segment profit	$125,217	$120,857	$92,969	4%	30%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased by 8% in 2012 and 27% in 2011, and in local currencies increased by 6% in 2012 and 22% in 2011. Net sales to external customers in U.S. dollars increased by 11% and 30% in 2012 and 2011, respectively and in local currencies increased by 9% in 2012 and 25% in 2011. The local currency increase in total net sales and net sales to external customers in 2012 includes particularly strong growth in laboratory-related products, modest growth in industrial-related products and a decline in food retailing. We expect local currency sales growth to external customers in 2013 will continue to be less than growth rates experienced in 2011.
Segment profit increased by $4.4 million in our Chinese Operations segment during 2012, compared to an increase of $27.9 million in 2011. The increase in segment profit in 2012 includes increased sales volume and favorable price realization, partially offset by increased inter-segment expenses.
Other (amounts in thousands)

	2012	2011	2010	Increase (Decrease) in %(1) 2012 vs. 2011	Increase (Decrease) in %(1) 2011 vs. 2010
Net sales	$447,727	$425,971	$340,649	5%	25%
Net sales to external customers	$441,189	$419,623	$336,311	5%	25%
Segment profit	$48,857	$50,045	$35,166	(2)%	42%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales and net sales to external customers in U.S. dollars increased by 5% in 2012 and by 25% in 2011, and in local currencies increased by 8% in 2012 and 19% in 2011. The increase in total net sales and net sales to external customers reflects solid sales growth across most product categories, especially laboratory-related products, related to increased sales volume and favorable price realization. Geographically, we also experienced particularly strong growth in Other Asia Pacific.
Segment profit decreased by $1.2 million in our Other segment during 2012, compared to a increase of $14.9 million during 2011. The decrease in segment profit during 2012 relates primarily to increased costs from other segments and investments in sales and marketing, partially offset by an increase in sales volume.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions. As previously mentioned, global economic conditions deteriorated during 2012. Our ability to generate cash flows may be reduced by a prolonged global economic slowdown.
Cash provided by operating activities totaled $327.7 million in 2012, compared to $280.9 million in 2011 and $268.3 million in 2010. The increase in 2012 resulted principally from increased net earnings and working capital benefits related to decreased inventory levels and the timing of accounts receivable, partially offset by the timing of payables. The increase in 2011 resulted principally from increased net earnings, partially offset by increased incentive payments of approximately $39 million related to previous year performance-related compensation incentives, as well as increased working capital associated with the increased sales volume and higher tax payments. We also made $1.0 million and $5.0 million of voluntary incremental pension contributions in 2012 and 2010, respectively.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $95.6 million in 2012, $98.5 million in 2011 and $73.9 million in 2010. Our capital expenditures in 2012 included approximately $47.9 million of investments directly related to our Blue Ocean multi-year program of information technology investment compared with $55.7 million in 2011 and $30.6 million in 2010.
Cash flows used in financing activities during 2012 included proceeds of $50 million from the issuance of our 3.67% Senior Notes and payments of $0.4 million of debt issuance costs. As further described below, in accordance with our share repurchase plan, we repurchased 1,637,827 shares and 1,285,827 shares in the amount of $278.7 million and $204.6 million during 2012 and 2011, respectively. Cash flows used in financing activities during 2010 also included the repayment of our $75 million 4.85% Senior Notes which matured on November 15, 2010. The repayment was funded from additional borrowings under our credit facility.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
In August 2011, we acquired a leader in vision inspection technology for end-of-line product systems located in Germany that has been integrated into our end-of-line product inspection product offering for an aggregate purchase price of $19.4 million. We paid an additional cash consideration of $0.3 million during 2012 related to an earn-out period. We also paid additional contingent cash consideration of $7.8 million in 2011 related to an earn-out associated with an acquisition in 2009. These additional cash consideration payments are included in cash flows from financing activities in the consolidated statement of cash flows. During the first quarter 2011, we completed acquisitions totaling $15.4 million, of which $12.0 million related to an x-ray inspection solutions business that has been integrated into our product inspection product offering.

We plan to repatriate earnings from China, Switzerland, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of December 31, 2012, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
6.30% Senior Notes
In June 2009, we entered into an agreement to issue and sell in a private placement, six-year Senior Notes with an aggregate principal amount of $100 million and a fixed interest obligation of 6.3% (“6.30% Senior Notes”) under a Note Purchase Agreement among the Company and accredited institutional investors (the “Agreement”). The 6.30% Senior Notes are senior unsecured obligations of the Company.
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
The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires us to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2012.
Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
3.67% Senior Notes
In October 2012, we entered into an agreement to issue and sell in a private placement, ten-year Senior Notes with an aggregate principal amount of $50 million and a fixed interest obligation of 3.67% (“3.67% Senior Notes”) under a Note Purchase Agreement among the Company and accredited institutional investors (the “Agreement”). The 3.67% Senior Notes are senior unsecured obligations of the Company.
The 3.67% Senior Notes mature on December 17, 2022. Interest is payable semi-annually in June and December. We may at any time prepay the 3.67% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control of the Company (as defined in the Agreement), we may be required to offer to prepay the 3.67% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires us to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2012.
Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
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
Credit Agreement
On December 20, 2011, we entered into an $880 million Credit Agreement (the "Credit Agreement"), which replaced our $950 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). The Credit Agreement is provided by a group of financial institutions and has a maturity date of December 20, 2016. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our senior consolidated leverage ratio, which was, as of December 31, 2012, set at LIBOR plus .0085 basis points. We must also pay facility fees that are tied to our leverage ratio. The Credit Agreement contains covenants, with which we were in compliance as of December 31, 2012, including maintaining a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.25 to 1.0. The Credit Agreement also places certain limitations on us, including limiting our ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. We incurred approximately $0.3 million of debt extinguishment costs during 2011 related to the Prior Credit Agreement. We capitalized $3.1 million in financing fees during 2011 associated with the Credit Agreement which will be amortized to interest expense through 2016. As of December 31, 2012, approximately $677.9 million was available under the facility.
Our short-term borrowings and long-term debt consisted of the following at December 31, 2012:

	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes	$100,000	$—	$100,000
3.67% $50 million Senior Notes	50,000	—	50,000
$880 million Credit Agreement	182,806	14,325	197,131
Other local arrangements	—	41,600	41,600
Total debt	332,806	55,925	388,731
Less: current portion	—	(41,600)	(41,600)
Total long-term debt	$332,806	$14,325	$347,131

Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
At December 31, 2012, we were in compliance with all covenants set forth in our 6.30% Senior Notes, 3.67% Senior Notes, and Credit Agreement. In addition, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.
We currently believe that cash flows from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.
Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short and long-term debt	$388,731	$41,600	$100,000	$197,131	$50,000
Interest on debt	59,944	14,827	26,899	9,043	9,175
Non-cancelable operating leases	102,710	33,248	43,372	17,987	8,103
Pension and post-retirement funding(1)	23,570	23,570	—	—	—
Purchase obligations	93,959	83,831	7,756	2,372	—
Total(1)	$668,914	$197,076	$178,027	$226,533	$67,278
_______________________________________

(1)
In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for periods beyond 2012 for income taxes and beyond 2013 for pension and post-retirement funding.

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
Share Repurchase Program
We have a $2.25 billion share repurchase program. We expect that the new authorization will be utilized over the next several years. As of December 31, 2012, there were $437 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from existing cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 20.1 million shares since the inception of the program through December 31, 2012.
During the years ended December 31, 2012 and 2011, we spent $278.7 million and $204.6 million on the repurchase of 1,637,827 shares and 1,285,827 shares at an average price per share of $170.13 and $159.08, respectively. We reissued 457,732 and 450,613 shares held in treasury for the exercise of stock options and restricted stock units during 2012 and 2011, respectively.

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
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. During the third quarter of 2011, the Swiss National Bank established a floor of 1.20 relating to the Swiss franc exchange rate to the euro. The duration for which the Swiss National Bank will maintain this exchange rate floor of 1.20 is currently unknown. Beginning in the third quarter of 2012, we entered into foreign currency forward contracts, as described in Note 5 of our consolidated financial statements, which reduce our exposure to a strengthening of the Swiss franc versus the euro. These forward contracts currently continue until January 2014. We estimate, absent these forward contracts, that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $0.8 million to $1.2 million on an annual basis. The previously described foreign currency forward contracts reduce this exposure by approximately 75%. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would result in a decrease in our earnings before tax of $0.7 million to $0.9 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2012, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $6.2 million in the reported U.S. dollar value of the debt.
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
We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis and to hedge certain forecasted intercompany sales. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of these contracts was a $0.2 million net gain at December 31, 2012. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (primarily U.S. dollar, Swiss franc and the euro) declined by 10%, the fair value of these instruments would decrease by $4.6 million at December 31, 2012. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”
We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a loss of $8.2 million at December 31, 2012. Based on our agreements outstanding at December 31, 2012, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $3.2 million. Conversely, a 100-basis-point decrease in interest rates would result in a $2.7 million decrease in the net aggregate market value of these instruments at December 31, 2012. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
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
Employee benefit plans
The net periodic pension cost for 2012 and projected benefit obligation as of December 31, 2012 was $7.2 million and $156.8 million, respectively, for our U.S. pension plan and $4.3 million and $798.7 million, respectively, for our international pension plans. The net periodic post-retirement cost for 2012 and expected post-retirement benefit obligation as of December 31, 2012 for our U.S. post-retirement medical benefit plan was $0.1 million and $11.3 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2012, the weighted average return on assets assumption was 7.8% for the U.S. plan and 4.9% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $6.3 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2012, the average discount rate assumption was 3.8% for the U.S. plan and 2.5% for the international plans, representing a weighted average of local rates in countries where such plans exist. A decrease in the discount rate of 1% would impact annual benefit plan expense by approximately $1.5 million after tax.
We made voluntary incremental funding payments of $1.0 million and $5.0 million in 2012 and 2010, respectively, to increase the funded status of our pension plans. In the future, we may make additional mandatory or discretionary contributions to our plan or we could be required to make additional cash funding payments.
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
Trade accounts receivable
As of December 31, 2012, trade accounts receivable were $437.4 million, net of a $14.1 million allowance for doubtful accounts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.
Inventories
As of December 31, 2012, inventories were $198.9 million.
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

Goodwill and other intangible assets
As of December 31, 2012, our consolidated balance sheet included goodwill of $452.4 million and other intangible assets of $117.6 million.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
If we are unable to conclude that the goodwill asset is not impaired after considering the totality of events and circumstances during our qualitative assessment, we perform the first step of the two-step impairment test by estimating the fair value of the goodwill asset and comparing the fair value to the carrying amount of the goodwill asset. If the carrying amount of the goodwill asset exceeds its fair value, then we perform the second step of the impairment test to measure the amount of the impairment loss, if any.
If we are unable to conclude that the indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances, we perform an impairment test to measure the amount of the impairment loss, if any.
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

We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered permanently reinvested.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $382.6 million for the year ended December 31, 2012, each increase of $3.9 million in tax expense would increase our effective tax rate by 1%.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued an attestation in their report on our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	46	President and Chief Executive Officer
William P. Donnelly	51	Chief Financial Officer
Thomas Caratsch	54	Head of Laboratory
Christian Magloth	47	Head of Human Resources
Michael Heidingsfelder	52	Head of Industrial
Simon Kirk	53	Head of Product Inspection
Marc de la Guéronnière	49	Head of European Market Organizations
Waldemar Rauch	50	Head of Process Analytics

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
Michael Heidingsfelder joined the company in April 2012 as Head of Industrial Division. Prior to joining the company, Mr. Heidingsfelder held various management positions within the Freudenberg Group from 2004 to March 2012 in Europe, Asia and the Americas, including Chief Operating Officer, Americas, and General Manager, China. Previously, he was a Partner of Roland Berger Strategy Consultants in the US and Europe.
Simon Kirk joined the company in January 2012 as Head of Product Inspection. Previously he worked at Schindler where he served since 2008 as Chief Executive Officer of Jardine Schindler Group, a joint venture responsible for all of Schindler's operations in South-East Asia. From 2004 until 2008, he was Vice President responsible for Eastern Europe at Schindler. He has also held various management positions at Eaton Corporation, Owens Corning, Imperial Chemical Industries and British Railways Board.
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
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement.

Item 11.	Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the sections “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2012” in the 2013 Proxy Statement is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2013 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2013 Proxy Statement is hereby incorporated by reference.

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
Date: February 8, 2013

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
10.1
Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and certain other financial institutions, dated as of December 20, 2011(3)

10.11
Note Purchase Agreement dated as of June 25, 2009 by and among Mettler-Toledo International Inc. and Connecticut General Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, American Investors Life Insurance Company, Aviva Life and Annuity Company, Bankers Life and Casualty Company, Conseco Life Insurance Company, Conseco Health Insurance Company and Colonial Penn Life Insurance Company(4)

10.12
Note Purchase Agreement dated as of October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America.(5)

10.20	1997 Amended and Restated Stock Option Plan(6)
10.21	Amendment to the 1997 Amended and Restated Stock Option Plan(7)
10.22	Mettler-Toledo International Inc. 2004 Equity Incentive Plan(8)
10.23	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(9)
10.31	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(10)
10.32	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(10)
10.50	Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(9)
10.51	Employment Agreement between Marc de la Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(11)
10.52	Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(12)
10.54*	Employment Agreement between Michael Heidingsfelder and Mettler-Toledo International Inc., dated as of November 30, 2011
10.55*	Employment Agreement between Simon Kirk and Mettler-Toledo International Inc., dated as of November 28, 2011
10.56	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(11)
10.57	Employment Agreement between Waldemar Rauch and Mettler-Toledo International Inc., dated as of June 10, 2011(14)
10.58	Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(12)
10.59	Form of Tax Equalization Agreement between Messrs. Caratsch, Filliol, Spoerry, von Arb, Widmer and Kirk and Mettler-Toledo International Inc., dated October 10, 2007(9)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

E-1

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated July 24, 2009

(3)	Incorporated by reference to the Company’s Report on Form 8-K dated December 27, 2011

(4)	Incorporated by reference to the Company’s Report on Form 8-K dated June 25, 2009

(5)	Incorporated by reference to the Company's Report on Form 8-K dated October 16, 2012

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Reg. No. 333-35597)

(7)	Incorporated by reference to the Company’s Report on Form 10-Q dated August 15, 2000

(8)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(9)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(10)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(11)	Incorporated by reference to the Company's Report on Form 10-K dated February 16, 2010

(12)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(13)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(14)	Incorporated by reference to the Company's Report on Form 10-K dated February 13, 2012

*	Filed herewith

E-2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Mettler-Toledo International Inc.
In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ Pricewaterhousecoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 8, 2013

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2012	2011	2010
Net sales
Products	$1,852,192	$1,826,891	$1,524,083
Service	489,336	482,437	444,095
Total net sales	2,341,528	2,309,328	1,968,178
Cost of sales
Products	811,204	798,682	662,314
Service	289,269	292,372	268,668
Gross profit	1,241,055	1,218,274	1,037,196
Research and development	112,530	116,139	97,028
Selling, general and administrative	684,026	703,632	588,726
Amortization	21,357	17,808	14,842
Interest expense	22,764	23,226	20,057
Restructuring charges	16,687	5,912	4,866
Other charges (income), net	1,090	2,380	4,164
Earnings before taxes	382,601	349,177	307,513
Provision for taxes	91,754	79,684	75,365
Net earnings	$290,847	$269,493	$232,148

Basic earnings per common share:
Net earnings	$9.37	$8.45	$6.98
Weighted average number of common shares	31,044,532	31,897,779	33,280,463
Diluted earnings per common share:
Net earnings	$9.14	$8.21	$6.80
Weighted average number of common and common equivalent shares	31,824,077	32,839,365	34,140,097

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2012	2011	2010

Net earnings	$290,847	$269,493	$232,148

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15,641	(18,731)	31,647
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	(1,748)	(4,028)	(6,766)
Effective portion of (gains) losses included in net earnings	2,029	1,911	356
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(46,792)	(79,947)	(5,424)
Plan amendments and prior service cost	18,017	(274)	(405)
Amortization of actuarial (gains) losses and plan amendments and prior service cost	4,261	2,326	2,972
Impact of foreign currency	(1,931)	3,604	2,030
Total other comprehensive income (loss), net of tax	(10,523)	(95,139)	24,410

Comprehensive income	$280,324	$174,354	$256,558

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$101,702	$235,601
Trade accounts receivable, less allowances of $14,120 in 2012 and $12,317 in 2011	437,390	425,147
Inventories	198,939	241,421
Current deferred tax assets, net	57,690	51,125
Other current assets and prepaid expenses	69,199	65,569
Total current assets	864,920	1,018,863
Property, plant and equipment, net	469,421	410,007
Goodwill	452,351	447,743
Other intangible assets, net	117,564	121,410
Non-current deferred tax assets, net	127,110	118,899
Other non-current assets	86,034	86,552
Total assets	$2,117,400	$2,203,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$142,362	$168,109
Accrued and other liabilities	107,834	100,320
Accrued compensation and related items	119,415	139,940
Deferred revenue and customer prepayments	71,435	99,584
Taxes payable	64,000	55,139
Current deferred tax liabilities	16,031	18,452
Short-term borrowings and current maturities of long-term debt	41,600	28,300
Total current liabilities	562,677	609,844
Long-term debt	347,131	476,715
Non-current deferred tax liabilities	139,487	125,833
Other non-current liabilities	240,886	209,945
Total liabilities	1,290,181	1,422,337
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 30,410,006 and 31,590,101 shares at December 31, 2012 and 2011, respectively	448	448
Additional paid-in capital	638,705	616,202
Treasury stock at cost (14,376,005 and 13,195,910 shares at December 31, 2012 and 2011, respectively)	(1,463,924)	(1,225,125)
Retained earnings	1,749,451	1,476,550
Accumulated other comprehensive income (loss)	(97,461)	(86,938)
Total shareholders’ equity	827,219	781,137
Total liabilities and shareholders’ equity	$2,117,400	$2,203,474

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2009	33,851,124	$448	$574,034	$(857,130)	$1,009,995	$(16,209)	$711,138
Exercise of stock options and restricted stock units	527,276	—	—	39,555	(19,100)	—	20,455
Other treasury stock issuances	2,549	—	—	183	87	—	270
Repurchases of common stock	(1,955,634)	—	—	(239,998)	—	—	(239,998)
Tax benefit resulting from exercise of certain employee stock options	—	—	10,776	—	—	—	10,776
Share-based compensation	—	—	12,385	—	—	—	12,385
Net earnings	—	—	—	—	232,148	—	232,148
Other comprehensive income (loss), net of tax	—	—	—	—	—	24,410	24,410
Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted stock units	450,613	—	—	36,843	(16,073)	—	20,770
Repurchases of common stock	(1,285,827)	—	—	(204,578)	—	—	(204,578)
Tax benefit resulting from exercise of certain employee stock options	—	—	6,737	—	—	—	6,737
Share-based compensation	—	—	12,270	—	—	—	12,270
Net earnings	—	—	—	—	269,493	—	269,493
Other comprehensive income (loss), net of tax	—	—	—	—	—	(95,139)	(95,139)
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted stock units	457,732	—	—	39,873	(17,946)	—	21,927
Repurchases of common stock	(1,637,827)	—	—	(278,672)	—	—	(278,672)
Tax benefit resulting from exercise of certain employee stock options	—	—	9,318	—	—	—	9,318
Share-based compensation	—	—	13,185	—	—	—	13,185
Net earnings	—	—	—	—	290,847	—	290,847
Other comprehensive income (loss), net of tax	—	—	—	—	—	(10,523)	(10,523)
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$290,847	$269,493	$232,148
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	33,421	31,689	29,686
Amortization	21,357	17,808	14,842
Deferred tax provision	5,420	2,592	4,058
Excess tax benefits from share-based payment arrangements	(9,365)	(12,612)	(9,017)
Share-based compensation	13,185	12,270	12,385
Other	1,455	(524)	3,499
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(8,760)	(53,964)	(55,025)
Inventories	46,831	(20,281)	(40,417)
Other current assets	3,583	(301)	(20,107)
Trade accounts payable	(27,881)	27,551	31,696
Taxes payable	7,482	5,374	6,613
Accruals and other	(49,871)	1,785	57,918
Net cash provided by operating activities	327,704	280,880	268,279
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	426	2,485	350
Purchase of property, plant and equipment	(95,588)	(98,500)	(73,943)
Acquisitions	(2,098)	(35,373)	(13,064)
Proceeds from divestiture	—	—	9,750
Other investing activities	—	(903)	(108)
Net cash used in investing activities	(97,260)	(132,291)	(77,015)
Cash flows from financing activities:
Proceeds from borrowings	477,998	469,599	714,575
Repayments of borrowings	(595,682)	(647,694)	(329,536)
Proceeds from exercise of stock options	21,927	20,770	20,455
Repurchases of common stock	(278,672)	(204,578)	(239,998)
Excess tax benefits from share-based payment arrangements	9,365	12,612	9,017
Acquisition contingent consideration paid	(325)	(7,750)	—
Debt issuance costs	(363)	(3,144)	—
Other financing activities	(645)	(284)	(6,590)
Net cash provided by (used in) financing activities	(366,397)	(360,469)	167,923
Effect of exchange rate changes on cash and cash equivalents	2,054	(96)	3,359
Net increase (decrease) in cash and cash equivalents	(133,899)	(211,976)	362,546
Cash and cash equivalents:
Beginning of period	235,601	447,577	85,031
End of period	$101,702	$235,601	$447,577
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$19,252	$17,804	$15,019
Taxes	$78,009	$69,656	$60,101

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
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
If the Company is unable to conclude that goodwill asset is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs the first step of the two-step impairment test by estimating the fair value of the goodwill asset and comparing the fair value to the carrying amount of the goodwill asset. If the carrying amount of the goodwill asset exceeds its fair value, then the Company performs the second step of the impairment test to measure the amount of the impairment loss, if any.
If the Company is unable to conclude that the indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances, the Company performs an impairment test to measure the amount of the impairment loss, if any. The adoption of the recently issued indefinite-lived intangible assets impairment measurement guidance during 2012 did not have a material impact on the Company's financial statements.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 779,545, 941,586 and 859,634 common equivalent shares in the calculation of diluted weighted average number of common

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

shares for the years ending December 31, 2012, 2011 and 2010, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 241,205, 197,629 and 474,443 shares of common stock for the years ending December 31, 2012, 2011 and 2010, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
The Company also enters into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted sales. Such contracts limit the Company’s exposure to currency fluctuations on the items they hedge. Changes in fair value of outstanding foreign currency forward contract agreements that are effective as cash flow hedges are recognized in other comprehensive income as incurred.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, to ASC 350 "Intangibles - Goodwill and Other." ASU 2012-02 provides authoritative guidance on the measurement of indefinite-lived intangible impairment and allows the Company the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, the Company determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is above its carrying amount, then performing the impairment test is unnecessary. The Company adopted the guidance in October 2012. The adoption of this guidance did not impact the Company's consolidated results of operations or financial position.

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
In August 2011, the Company acquired a vision inspection solutions business located in Germany for an aggregate purchase price of $19.4 million that has been integrated into the Company's product inspection product offering. The Company paid additional cash consideration of $0.3 million during the year ending December 31, 2012 related to an earn-out period. Goodwill recorded in connection with this acquisition totaled $10.9 million, which is included in the Company’s Western European Operations segment. The Company also recorded $13.3 million of identified intangibles primarily pertaining to tradename, customer relationships and technology.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In December 2010, the Company sold its retail software business for in-store item and inventory management solutions for approximately $10 million. The sale resulted in a $4.4 million pre-tax charge ($3.8 million after-tax) and has been included in other charges (income), net in the Company’s consolidated statement of operations for the year ending December 31, 2010. Annualized net sales and net earnings associated with this business were immaterial to the Company’s consolidated financial results. Goodwill previously recorded associated with this business amounted to $13.0 million and was included in the Company’s U.S. Operations segment.
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

4.	INVENTORIES
Inventory consisted of the following at December 31:

	2012	2011
Raw materials and parts	$103,476	$101,716
Work-in-progress	33,081	40,822
Finished goods	62,382	98,883
	$198,939	$241,421

5.	FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2012, the interest payments associated with 64% of the Company's debt are fixed obligations. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on the fair value of financial instruments, see Note 6 to the consolidated financial statements.
Cash Flow Hedge
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which had the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. The swap is recorded at fair value in other non-current liabilities in the consolidated balance sheet at December 31, 2012 and 2011 of $8.2 million and $9.2 million, respectively. The amounts recognized in other comprehensive income (loss) during the years ended December 31, 2012 and 2011 were a loss of $2.0 million ($1.3 million net of tax) and a loss of $6.3 million ($4.0 million net of tax), respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $3.0 million ($1.9 million after tax) for both the years ended December 31, 2012 and 2011, respectively. A derivative

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

loss of $3.0 million based upon interest rates on December 31, 2012 is expected to be recognized in earnings in the next twelve months. Through December 31, 2012, the hedge ineffectiveness related to this instrument was not material.
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The notional amount of foreign currency forward contracts outstanding at December 31, 2012 was $78.0 million. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2012, in accrued and other liabilities of $0.4 million. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassifies these amounts into earnings in the period in which the transactions affect earnings. The amount recognized in other comprehensive income (loss) during the year ended December 31, 2012 was a loss of $0.6 million ($0.5 million after tax). The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to cost of sales was $0.2 million ($0.2 million after tax) for the year ended December 31, 2012. A derivative loss of $0.4 million as of December 31, 2012 is expected to be recognized in earnings in the next twelve months. Through December 31, 2012 no hedge ineffectiveness has occurred in relation to this hedge.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at December 31, 2012 and 2011 in other current assets of $0.4 million and $0.5 million, respectively, and other liabilities of $0.3 million and $0.5 million, respectively. The Company recognized in other charges (income), a net gain of $3.0 million during the year ended December 31, 2012. At December 31, 2012 and 2011, these contracts had a notional value of $132.3 million and $143.6 million, respectively.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

6.	FAIR VALUE MEASUREMENTS
At December 31, 2012 and 2011, the Company had derivative assets totaling $0.4 million and $0.5 million, respectively, and derivative liabilities totaling $8.9 million and $9.7 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2012 and December 31, 2011.
The Company had $13.6 million of cash equivalents at December 31, 2012 and 2011, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The difference between the fair value and carrying value of the Company’s long-term debt is still not material and is classified in Level 2 and Level 3 of the fair value hierarchy. The fair value of the Company's debt is estimated based on either similar issues or other inputs derived from available market information, including interest rates, term of debt and creditworthiness.
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2012 and 2011:

	December 31, 2012				December 31, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,636	$—	$13,636	$—	$13,619	$—	$13,619	$—
Foreign currency forward contracts not designated as hedging instrument	448	—	448	—	545	—	545	—
Total	$14,084	$—	$14,084	$—	$14,164	$—	$14,164	$—

Liabilities:
Interest rate swap agreements	$8,172	$—	$8,172	$—	$9,175	$—	$9,175	$—
Foreign currency forward contracts designated as cash flow hedge	421	—	421	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instrument	280	—	280	—	480	—	480	—
Total	$8,873	$—	$8,873	$—	$9,655	$—	$9,655	$—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

7.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

	2012	2011
Land	$54,804	$53,392
Building and leasehold improvements	206,744	195,838
Machinery and equipment	340,834	321,609
Computer software	247,044	179,913
	849,426	750,752
Less accumulated depreciation and amortization	(380,005)	(340,745)
	$469,421	$410,007

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2012	2011
Balance at beginning of year	$447,743	$434,699
Goodwill acquired	648	15,425
Foreign currency translation	3,960	(2,381)
Balance at year end	$452,351	$447,743
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2012, there had been no impairment of these assets.
The components of other intangible assets as of December 31 are as follows:

	2012		2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$96,575	$(21,928)	$95,203	$(18,735)
Proven technology and patents	42,960	(28,014)	41,643	(25,174)
Tradename (finite life)	3,972	(1,345)	3,995	(1,072)
Tradename (indefinite life)	25,061	—	25,033	—
Other	745	(462)	743	(226)
	$169,313	$(51,749)	$166,617	$(45,207)
The Company recognized amortization expense associated with the above intangible assets of $7.2 million, $6.8 million and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.0 million for 2013, $5.9 million for 2014, $5.2 million for 2015, $5.0 million for 2016 and $4.7 million for 2017. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $6.8 million ($4.5 million after tax), $6.2 million ($4.1 million after tax) and $5.7 million ($3.7 million after tax), for the years ended December 31, 2012, 2011 and 2010, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $13.9 million, $10.8 million and $8.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9.	WARRANTY
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Balance at beginning of year	$16,748	$15,680
Accruals for warranties	17,073	17,267
Payments/utilizations	(17,749)	(16,092)
Foreign currency translation	223	(107)
Balance at year end	$16,295	$16,748

10.	DEBT
Debt consisted of the following at December 31:

	2012	2011
$100 million Senior Notes, interest at 6.30%, due June 25, 2015	$100,000	$100,000
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	50,000	—
$880 million Credit Agreement, interest at LIBOR plus 85 basis points	197,131	376,715
Other local arrangements	41,600	28,300
	388,731	505,015
Less: current portion	(41,600)	(28,300)
Long-term debt	$347,131	$476,715
6.30% Senior Notes
In 2009, the Company entered into an agreement to issue and sell in a private placement, six-year Senior Notes with an aggregate principal amount of $100 million and a fixed interest obligation of 6.3% (“6.30% Senior Notes”) under a Note Purchase Agreement among the Company and accredited institutional investors (the “Agreement”). The 6.30% Senior Notes are senior unsecured obligations of the Company.
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
The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2012.
Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
3.67% Senior Notes
In October 2012, the Company entered into an agreement to issue and sell in a private placement, ten-year Senior Notes with an aggregate principal amount of $50 million and a fixed interest obligation of 3.67% (“3.67% Senior Notes”) under a Note Purchase Agreement among the Company and accredited institutional investors (the “Agreement”). The 3.67% Senior Notes are senior unsecured obligations of the Company.
The 3.67% Senior Notes mature on December 17, 2022. Interest is payable semi-annually in June and December. The Company may at any time prepay the 3.67% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control of the Company (as defined in the Agreement), the Company may be required to offer to prepay the 3.67% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The Agreement contains customary affirmative and negative covenants for agreements of this type including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The Agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2012.
Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
Credit Agreement
In 2011, the Company entered into an $880 million Credit Agreement (the "Credit Agreement"), which replaced its $950 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of December 20, 2016. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was, as of December 31, 2012, set at LIBOR plus 85 basis points. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants, with which the Company was in compliance as of December 31, 2012, including maintaining a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.25 to 1.0. The Credit Agreement also places certain limitations on the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.3 million of debt extinguishment costs during 2011 related to the Prior Credit Agreement. The Company capitalized $3.1 million in financing fees during 2011 associated with the Credit Agreement which will be amortized to interest expense through 2016. As of December 31, 2012, approximately $677.9 million was available under the facility.
Other Local Arrangements
During 2006, a wholly owned subsidiary of the Company issued and sold $10 million of redeemable equity instruments to one of the Company’s non-U.S. sponsored defined benefit plans. These instruments were repaid in July 2012.
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
The Company’s weighted average interest rate for the years ended December 31, 2012 and 2011 was approximately 5% and 4%, respectively. The carrying value of the Company’s debt obligations approximates fair value.

11.	SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2012, 3,161,397 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Restricted Stock Units
In 2012 and 2011, the Company granted 43,078 and 42,067 restricted stock units, respectively, to certain employees and directors. The weighted average grant-date fair value of the restricted stock units granted in 2012 and 2011 was $169.37 and $150.11 per unit, respectively, and the restricted units vest ratably primarily over a five-year period. The total fair value of the restricted stock units on the date of grant of $7.3 million for 2012 and $6.3 million for 2011 will be recorded as compensation expense ratably over the vesting period. Approximately $5.3 million and $4.6 million of compensation expense was recognized during the years ended December 31, 2012 and 2011, respectively.
Shareholder Rights Plan
On August 26, 2002, the Board of Directors adopted a Shareholder Rights Plan under which the Company declared a non-cash dividend of one right for each outstanding share of common stock. The Shareholder Rights Plan expired in September 2012 and the Board has determined not to renew the Plan.
Share Repurchase Program
The Company has a $2.25 billion share repurchase program. The Company expects that the authorization will be utilized over the next several years. As of December 31, 2012, there were $437 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 20.1 million shares since the inception of the program through December 31, 2012.
During the years ended December 31, 2012 and 2011, the Company spent $278.7 million and $204.6 million on the repurchase of 1,637,827 shares and 1,285,827 shares at an average price per share of $170.13 and $159.08, respectively. The Company reissued 457,732 shares and 450,613 shares held in treasury for the exercise of stock options and restricted stock units during 2012 and 2011, respectively.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2012	2011	2010
Currency translation adjustment, net of tax	$56,012	$40,371	$59,102
Net unrealized (loss) gain on cash flow hedging arrangements, net of tax	(5,438)	(5,719)	(3,602)
Pension and post-retirement benefit related items	(209,775)	(176,005)	(72,510)
Deferred taxes on pension and post-retirement benefit related items	61,740	54,415	25,211
Total accumulated other comprehensive income (loss)	$(97,461)	$(86,938)	$8,201

12.	EQUITY INCENTIVE PLAN
The Company’s equity incentive plan provides employees and directors of the Company additional incentives to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2004 equity incentive plan was approved by shareholders on May 6, 2004 and provides that 3.5 million shares of common stock, plus any

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

options outstanding under the Company’s prior option plan that terminate without being exercised, may be the subject of awards. Of the 3.5 million shares of common stock available for awards, up to 2.1 million shares may be issued in the form of restricted stock or restricted stock units. The plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options primarily vest equally over a five-year period from the date of grant and have a maximum term of up to ten years and six months. Restricted units primarily vest equally over a five-year period from the date of grant. Since 2005, the compensation committee of the Board of Directors has generally granted restricted share units to participating managers and non-qualified stock options to executive officers.
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
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2011 through December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	2,394,938	$82.16	$157.4
Granted	182,506	169.37
Exercised	(410,019)	53.48
Forfeited	(62,650)	107.93
Outstanding at December 31, 2012	2,104,775	$94.45	$208.9
Options exercisable at December 31, 2012	1,337,939	$73.91	$159.7
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2012 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

307,498	$43.26	1.6	307,498
398,000	$60.22	3.7	398,000
500,732	$81.33	6.3	354,906
344,800	$109.09	4.9	161,550
371,239	$141.47	8.3	115,985
182,506	$169.37	9.8	—
2,104,775		5.6	1,337,939

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2012, 2011 and 2010 was approximately $46.72, $42.43 and $37.84, respectively.
Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.71%	1.09%	1.17%
Expected life in years	5	5	5
Expected volatility	30%	30%	30%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $50.9 million, $44.7 million and $39.3 million, respectively.
The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was approximately $6.9 million, $6.8 million and $6.9 million, respectively.
The following table summarizes all restricted stock unit activity from December 31, 2011 through December 31, 2012:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2011	139,774	$20.6
Granted	43,078
Vested	(47,713)
Forfeited	(4,114)
Outstanding at December 31, 2012	131,025	$25.3
The total fair value of restricted stock units vested during the years ended December 31, 2012, 2011 and 2010 was approximately $5.3 million, $4.5 million and $4.1 million, respectively.
At December 31, 2012, a total of 925,597 shares of common stock were available for grant in the form of stock options or restricted stock units.
As of December 31, 2012, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $13.2 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

13.	BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $15.7 million, $15.5 million and $10.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

The following tables set forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2012 and 2011:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$146,492	$125,340	$717,503	$661,029	$13,257	$14,608
Service cost, gross	455	331	27,312	27,194	333	304
Interest cost	6,093	6,422	22,104	24,637	539	731
Actuarial losses (gains)	10,184	20,596	68,807	33,834	(2,059)	(1,971)
Plan amendments and other	—	—	(21,915)	(444)	75	558
Benefits paid	(6,420)	(6,197)	(36,861)	(22,482)	(878)	(973)
Impact of foreign currency	—	—	21,707	(6,265)	—	—
Benefit obligation at end of year	$156,804	$146,492	$798,657	$717,503	$11,267	$13,257
Change in plan assets:
Fair value of plan assets at beginning of year	$87,904	$97,040	$665,126	$667,124	$—	$—
Actual return on plan assets	9,501	(3,004)	47,797	(13,604)	—	—
Employer contributions	3,749	65	22,309	22,197	803	875
Plan participants’ contributions	—	—	12,315	13,290	75	98
Benefits paid	(6,420)	(6,197)	(36,861)	(23,217)	(878)	(973)
Impact of foreign currency and other	—	—	20,354	(664)	—	—
Fair value of plan assets at end of year	$94,734	$87,904	$731,040	$665,126	$—	$—
Funded status	$(62,070)	$(58,588)	$(67,617)	$(52,377)	$(11,267)	$(13,257)
Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2012	2011	2012	2011	2012	2011
Other non-current assets	$—	$—	$64,183	$52,660	$—	$—
Pension and other post-retirement liabilities	(62,070)	(58,588)	(131,800)	(105,037)	(11,267)	(13,257)
Accumulated other comprehensive loss (income)	89,940	89,956	130,776	95,686	(10,941)	(9,635)
Total	$27,870	$31,368	$63,159	$43,309	$(22,208)	$(22,892)
The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued and other liabilities and other non-current liabilities, respectively. The long-term portion of the accrued pension liabilities and other post-retirement liabilities at December 31, 2012 and 2011 was $62.0 million and $58.5 million, respectively, for the U.S. defined benefit pension plan, $126.8 million and $100.3 million, respectively, for the non-U.S. plans and $10.3 million and $12.1 million, respectively, for the U.S. post-retirement plan. The current portion of the accrued pension and other post-retirement liabilities was $0.1 million at both December 31, 2012 and 2011 for the U.S. defined

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

benefit pension plan, $5.0 million and $4.7 million, respectively, for the non-U.S. plans and $1.0 million and $1.2 million, respectively, for the U.S. post-retirement plan.
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2012 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Plan amendments and prior service cost	$—	$(28,951)	$371	$(28,580)	$(22,944)
Actuarial losses (gains)	89,940	159,727	(11,312)	(10,941)	170,979
Total	$89,940	$130,776	$(10,941)	$209,775	$148,035
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2012:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$7,648	$55,352	$(2,059)	$60,941	$46,792
Plan amendments and prior service cost, net	—	(22,491)	—	(22,491)	(18,017)
Amortization of:
Actuarial losses (gains)	(7,664)	(2,495)	839	(9,320)	(6,118)
Plan amendments and prior service cost	—	2,369	(86)	2,283	1,857
Impact of foreign currency	—	2,355	—	2,355	1,931
Total	$(16)	$35,090	$(1,306)	$33,768	$26,445
The accumulated benefit obligations at December 31, 2012 and 2011 were $156.8 million and $146.5 million, respectively, for the U.S. defined benefit pension plan and $772.9 million and $698.0 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of assets of these plans as of December 31, 2012 were $798.7 million, $772.9 million and $731.0 million, respectively.
The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2012	2011	2010	2012	2011	2010
Discount rate	3.75%	4.25%	5.25%	2.50%	3.10%	3.60%
Compensation increase rate	n/a	n/a	n/a	1.60%	1.75%	2.20%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%	4.89%	4.80%	4.94%

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2012	2011	2010	2012	2011	2010
Discount rate	4.25%	5.25%	5.50%	3.10%	3.60%	3.90%
Compensation increase rate	n/a	n/a	n/a	1.75%	2.20%	2.20%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	4.80%	4.94%	5.20%
Net periodic pension cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2012	2011	2010	2012	2011	2010
Service cost, net	$455	$331	$264	$15,011	$13,699	$12,819
Interest cost on projected benefit obligations	6,093	6,422	6,439	22,104	24,637	22,438
Expected return on plan assets	(6,965)	(7,499)	(6,906)	(32,989)	(34,325)	(29,354)
Recognition of actuarial losses/(gains)	7,664	5,103	5,297	210	(339)	(198)
Recognition of settlement/curtailment losses (gains)	—	—	—	—	—	59
Net periodic pension cost	$7,247	$4,357	$5,094	$4,336	$3,672	$5,764
Net periodic post-retirement benefit (credit)/cost for the U.S. post-retirement plan includes the following components for the years ended December 31:

	2012	2011	2010
Service cost	$333	$304	$295
Interest cost on projected benefit obligations	539	731	757
Net amortization and deferral	(753)	(692)	(1,406)
Net periodic post-retirement benefit (credit)/cost	$119	$343	$(354)
The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2013 are as follows:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
Plan amendments and prior service costs	$—	$(3,942)	$86
Actuarial losses (gains)	7,781	5,517	(988)
Total	$7,781	$1,575	$(902)
The projected post-retirement benefit obligation was principally determined using discount rates of 3.75% in 2012, 4.25% in 2011 and 5.25% in 2010. Net periodic post-retirement benefit cost was principally determined using discount rates of 4.25% in 2012 and 5.25% in 2011, and 5.50% in 2010. The health care cost trend rate was 8.00% in 2012, 9.00% in 2011 and ranged 7.50% to 9.00% in 2010, decreasing to 5.00% in 2019.
The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in health care cost trend rates would have the following effects:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost components	$83	$(74)
Effect on post-retirement benefit obligation	$818	$(735)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2012				December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$141,020	$—	$—	$141,020	$96,071	$—	$—	$96,071
Equity Securities:
Mettler-Toledo Stock	3,284	—	—	3,284	3,725	—	—	3,725
Equity Mutual Funds:
U.S.(1)	25,880	21,268	—	47,148	30,923	20,149	—	51,072
International(2)	37,982	46,312	—	84,294	37,565	40,693	—	78,258
Emerging Markets(3)	36,449	5,704	—	42,153	31,712	4,333	—	36,045
Fixed Income Securities:
Corporate/Government	66,331	—	—	66,331	62,041	—	—	62,041
Bonds(4)
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	23,015	1,726	24,741	—	15,208	1,661	16,869
Core Bond(6)	147,853	35,980	—	183,833	132,430	32,231	—	164,661
Real Asset Mutual Funds:
Real Estate(7)	62,172	—	—	62,172	65,021	—	—	65,021
Commodities(8)	30,976	3,775	22,986	57,737	24,582	4,258	21,816	50,656
Other Types of Investments:
Global Allocation Funds(9)	29,504	8,572	—	38,076	28,555	7,040	—	35,595
Multi-Strategy Fund of	—	—	74,985	74,985	—	—	78,650	78,650
Hedge Funds(10)
Convertible Preferred	—	—	—	—	—	—	14,366	14,366
Equity Certificates(11)
	$581,451	$144,626	$99,697	$825,774	$512,625	$123,912	$116,493	$753,030
_______________________________________

(1)	Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.

(2)	Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom and Canada.

(3)	Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America and Asia.

(4)	Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.

(5)	Represents fixed and variable rate annuity contracts provided by insurance companies.

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
The following table presents a rollforward of activity for the years ended December 31, 2012 and 2011 for level 3 asset categories:

	Multi- Strategy Fund of Hedge Funds	Commodities	Insurance Contract	Convertible Preferred Equity Certificates	Total
Balance at December 31, 2010	$56,398	$20,836	$1,556	$14,245	$93,035
Actual return on plan assets:
Related to assets held at end of year	2,704	987	34	669	4,394
Related to assets sold during the year	112	—	3	—	115
Purchases	23,534	—	151	—	23,685
Sales	(2,928)	—	(37)	(563)	(3,528)
Impact of foreign currency	(1,170)	(7)	(46)	15	(1,208)
Balance at December 31, 2011	$78,650	$21,816	$1,661	$14,366	$116,493
Actual return on plan assets:
Related to assets held at end of year	1,099	533	31	—	1,663
Related to assets sold during the year	317	—	3	2,240	2,560
Purchases	8,638	—	161	—	8,799
Sales	(15,418)	—	(165)	(16,636)	(32,219)
Impact of foreign currency	1,699	637	35	30	2,401
Balance at December 31, 2012	$74,985	$22,986	$1,726	$—	$99,697
There were no transfers between level 2 and level 3 assets during the years ended December 31, 2012 and 2011.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy
2013	$6,732	$42,390	$856
2014	7,003	42,151	863
2015	7,241	42,597	867
2016	7,484	44,416	832
2017	7,849	44,676	830
2018-2022	43,339	228,874	4,018
The Company made a voluntary incremental pension contribution of $1.0 million in 2012 and $5.0 million in 2010, respectively, to increase the funded status of its U.S. pension plan. The Company does not expect to receive any refunds from its benefit plans during 2013.
In 2013, the Company expects to make employer pension contributions of approximately $3.1 million and $22.5 million to its U.S. and non-U.S. pension plan and employer contributions of approximately $1.0 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

14.	TAXES
The sources of the Company’s earnings before taxes were as follows for the years ending December 31:

	2012	2011	2010
United States	$32,296	$(6,758)	$41,470
Non-United States	350,305	355,935	266,043
Earnings before taxes	$382,601	$349,177	$307,513
The provisions for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2012:
United States federal	$—	$12,341	$12,341
State and local	1,372	87	1,459
Non-United States	84,962	(7,008)	77,954
Total	$86,334	$5,420	$91,754
Year ended December 31, 2011:
United States federal	$—	$(9,111)	$(9,111)
State and local	1,512	(482)	1,030
Non-United States	75,580	12,185	87,765
Total	$77,092	$2,592	$79,684
Year ended December 31, 2010:
United States federal	$—	$15,760	$15,760
State and local	1,402	713	2,115
Non-United States	69,905	(12,415)	57,490
Total	$71,307	$4,058	$75,365
The provisions for tax expense for the years ending December 31, 2012, 2011 and 2010 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2012	2011	2010
Expected tax	$133,910	$122,212	$107,630
United States state and local income taxes, net of federal income tax benefit	1,459	1,030	2,115
Change in valuation allowance	—	—	(3,229)
Other non-United States income taxes at other than a 35% rate	(44,288)	(36,814)	(26,639)
Resolution of prior year tax matters	(365)	(3,478)	(5,757)
Other, net	1,038	(3,266)	1,245
Total provision for taxes	$91,754	$79,684	$75,365

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31, 2012:

	2012	2011
Deferred tax assets:
Inventory	$20,615	$22,530
Accrued and other liabilities	67,426	64,003
Accrued post-retirement benefit and pension costs	62,980	57,320
Net operating loss and tax credit carryforwards	39,018	47,148
Other	17,938	13,761
Total deferred tax assets	207,977	204,762
Less valuation allowance	(23,177)	(34,738)
Total deferred tax assets less valuation allowance	184,800	170,024
Deferred tax liabilities:
Inventory	3,788	4,087
Property, plant and equipment	47,172	45,549
Rainin intangibles amortization	54,507	47,804
Prepaid post-retirement benefit and pension costs	39,593	38,778
International earnings	10,458	8,067
Total deferred tax liabilities	155,518	144,285
Net deferred tax (liability) asset	$29,282	$25,739
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2012	2011
Unrecognized tax benefits at beginning of year	$20,150	$19,407
Increases related to current tax positions	2,470	3,852
Decreases related to prior year tax positions	(378)	(35)
Foreign currency translation (decreases) increases to prior year tax positions	58	(34)
Decreases relating to taxing authority settlements	(128)	(83)
Decreases resulting from a lapse of the applicable statute of limitations	(4,392)	(2,957)
Unrecognized tax benefits at end of year	$17,780	$20,150
Included in the balance of unrecognized tax benefits at December 31, 2012 and 2011 were $14 million in both periods of tax benefits that if recognized, would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2012 and 2011 was $1.3 million and $1.8 million, respectively.
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
The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $11.6 million and $9.9 million decrease in the total valuation allowance during 2012 and 2011, respectively, are primarily attributable to changes in the foreign tax credit carryforward and foreign currency fluctuation differences.
The deferred tax assets and valuation allowance as of December 31, 2012 do not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recorded. Shareholders' equity will be increased by $15.8 million if and when such deferred tax assets are ultimately realized and the related valuation allowance is reduced.
At December 31, 2012, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.
The Company plans to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently reinvested.
During the third quarter of 2011 and 2010, the Company recorded discrete tax items resulting in a net tax benefit of $3.8 million and $5.2 million respectively, primarily related to the favorable resolution of certain prior year tax matters.
As of December 31, 2012, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2007, the United States after 2008, France after 2009, Switzerland after 2008, the United Kingdom after 2009 and China after 2009. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

15.	RESTRUCTURING CHARGES
During 2012, we initiated additional cost reduction measures in response to global economic conditions. For the year ending December 31, 2012, we have incurred $16.7 million of restructuring expenses which primarily comprise severance costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the years ended December 31, 2012 and 2011 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2010	$7,721	$135	$7,856
Restructuring charges	5,190	722	5,912
Cash payments / utilization	(5,540)	(757)	(6,297)
Impact of foreign currency	98	—	98
Balance at December 31, 2011	$7,469	$100	$7,569
Restructuring charges	14,652	2,035	16,687
Cash payments / utilization	(10,746)	(1,845)	(12,591)
Impact of foreign currency	280	—	280
Balance at December 31, 2012	$11,655	$290	$11,945

16.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items. Other charges (income), net for the year ending December 31, 2010 include a $4.4 million ($3.8 million after-tax) charge associated with the sale of the Company's retail software business for in-store item and inventory management solutions. This amount was partially offset by a benefit from unrealized contingent consideration from a previous acquisition totaling $1.2 million ($1.2 million after-tax).

17.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2012:

2013	$33,248
2014	26,497
2015	16,875
2016	11,044
2017	6,943
Thereafter	8,103
Total	$102,710
Rent expense for operating leases amounted to $36.7 million, $34.3 million and $34.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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
The following tables show the operations of the Company’s operating segments:

For the Year Ended December 31, 2012	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$699,361	$78,759	$778,120	$138,894	$5,799	$1,128,902	$(10,988)	$307,933
Swiss Operations	124,362	406,485	530,847	133,691	7,194	921,253	(5,529)	23,684
Western European Operations	644,361	101,952	746,313	95,523	4,947	985,011	(5,504)	105,522
Chinese Operations	432,255	123,669	555,924	125,217	5,567	630,671	(9,872)	717
Other(a)	441,189	6,538	447,727	48,857	2,653	238,095	(5,542)	14,495
Eliminations and Corporate(b)	—	(717,403)	(717,403)	(97,683)	7,261	(1,786,532)	(58,153)	—
Total	$2,341,528	$—	$2,341,528	$444,499	$33,421	$2,117,400	$(95,588)	$452,351

For the Year Ended December 31, 2011	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$665,245	$80,013	$745,258	$121,398	$5,757	$1,037,176	$(6,926)	$307,485
Swiss Operations	143,520	411,788	555,308	113,997	7,581	794,319	(8,178)	22,986
Western European Operations	692,348	107,585	799,933	99,969	5,065	971,825	(4,962)	101,899
Chinese Operations	388,592	126,550	515,142	120,857	4,920	366,450	(15,601)	710
Other(a)	419,623	6,348	425,971	50,045	2,161	331,613	(4,088)	14,663
Eliminations and Corporate(b)	—	(732,284)	(732,284)	(107,763)	6,205	(1,297,909)	(58,745)	—
Total	$2,309,328	$—	$2,309,328	$398,503	$31,689	$2,203,474	$(98,500)	$447,743

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

For the Year Ended December 31, 2010	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$618,809	$60,847	$679,656	$121,013	$5,828	$912,758	$(9,204)	$306,138
Swiss Operations	113,488	343,003	456,491	96,568	6,405	754,419	(11,870)	20,579
Western European Operations	600,933	91,322	692,255	85,120	4,649	922,043	(3,509)	93,236
Chinese Operations	298,637	105,906	404,543	92,969	5,138	353,285	(13,605)	678
Other(a)	336,311	4,338	340,649	35,166	1,854	199,100	(2,024)	14,068
Eliminations and Corporate(b)	—	(605,416)	(605,416)	(79,394)	5,812	(858,542)	(33,731)	—
Total	$1,968,178	$—	$1,968,178	$351,442	$29,686	$2,283,063	$(73,943)	$434,699
_______________________________________

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit follows:

	2012	2011	2010
Earnings before taxes	$382,601	$349,177	$307,513
Amortization	21,357	17,808	14,842
Interest expense	22,764	23,226	20,057
Restructuring charges	16,687	5,912	4,866
Other charges (income), net	1,090	2,380	4,164
Segment profit	$444,499	$398,503	$351,442
During 2012 restructuring charges of $16.7 million were recognized, of which $1.7 million, $5.7 million, $7.8 million, $1.1 million, and $0.4 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other operations, respectively. The cumulative amount of restructuring charges recognized under the program totaled $65.2 million as of December 31, 2012, of which $11.9 million, $8.4 million, $34.0 million, $2.7 million, $7.0 million and $1.2 million relate to the Company’s U.S., Swiss, Western European, Chinese, Other and Corporate operations, respectively.
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
A breakdown of the Company's sales by product category for the years ended December 31 follows:

	2012	2011	2010
Laboratory	$1,071,299	$1,047,319	$914,419
Industrial	1,063,653	1,038,871	841,057
Retail	206,576	223,138	212,702
Total net sales	$2,341,528	$2,309,328	$1,968,178

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the years ended December 31 follows:

	Net Sales			Property, Plant and Equipment, Net
	2012	2011	2010	2012	2011
United States	$643,902	$612,643	$574,625	$66,720	$57,424
Other Americas	161,853	159,756	130,851	4,332	3,758
Total Americas	805,755	772,399	705,476	71,052	61,182
Germany	183,859	200,062	170,468	25,761	26,266
France	123,007	136,589	124,330	6,781	4,743
United Kingdom	62,389	66,321	59,347	6,103	6,155
Switzerland	65,430	79,376	57,047	275,901	245,376
Other Europe	355,266	379,784	317,044	7,410	7,015
Total Europe	789,951	862,132	728,236	321,956	289,555
China	422,894	379,791	291,115	69,784	54,125
Rest of World	322,928	295,006	243,351	6,629	5,145
Total Asia/Rest of World	745,822	674,797	534,466	76,413	59,270
Total	$2,341,528	$2,309,328	$1,968,178	$469,421	$410,007

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2012 and 2011 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$535,400	$570,283	$578,553	$657,292
Gross profit	277,102	299,008	308,157	356,788
Net earnings	$52,327	$61,704	$72,183	$104,633
Basic earnings per common share:
Net earnings	$1.66	$1.97	$2.34	$3.43
Weighted average number of common shares	31,531,915	31,267,660	30,846,062	30,532,491
Diluted earnings per common share:
Net earnings	$1.62	$1.93	$2.28	$3.35
Weighted average number of common and common equivalent shares	32,386,924	32,038,928	31,599,081	31,271,377
Market price per share:
High	$189.67	$185.08	$177.44	$195.00
Low	$152.19	$150.57	$148.68	$161.80
2011
Net sales	$498,766	$561,088	$601,114	$648,360
Gross profit	261,507	296,191	314,417	346,159
Net earnings	$46,827	$60,188	$68,196	$94,282
Basic earnings per common share:
Net earnings	$1.45	$1.88	$2.15	$2.99
Weighted average number of common shares	32,290,595	31,997,850	31,760,270	31,542,400
Diluted earnings per common share:
Net earnings	$1.41	$1.82	$2.09	$2.91
Weighted average number of common and common equivalent shares	33,291,632	33,013,887	32,664,482	32,387,459
Market price per share:
High	$177.07	$191.95	$175.28	$167.13
Low	$147.23	$157.13	$131.91	$130.12

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Accounts receivable — allowance for doubtful accounts:
Year ended December 31, 2012	$12,317	$2,106	$267	$570	$14,120
Year ended December 31, 2011	$11,536	$1,933	$(220)	$932	$12,317
Year ended December 31, 2010	$12,399	$436	$(61)	$1,238	$11,536
Deferred tax valuation allowance:
Year ended December 31, 2012	$34,738	$—	$4,764	$16,325	$23,177
Year ended December 31, 2011	$44,669	$—	$912	$10,843	$34,738
Year ended December 31, 2010	$59,586	$—	$5,342	$20,259	$44,669
_______________________________________
Note (A)
For accounts receivable, amounts comprise currency translation adjustments.
For deferred tax valuation allowance in 2012, 2011 and 2010, amounts relate primarily to changes in foreign tax credit carryforwards and foreign currency differences recorded through other comprehensive income.
Note (B)
For accounts receivable, amounts represent excess of uncollectible balances written off over recoveries of accounts previously written off.
For deferred tax valuation allowance, reductions relate primarily to a decrease of recorded foreign tax credit and research and development tax credits.

S-1