Form 10-Q
period 2013-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2013-05-03
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 30,185,911 shares of Common Stock outstanding at March 31, 2013.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2013 and 2012
(In thousands, except share data)
(unaudited)

	March 31, 2013	March 31, 2012
Net sales
Products	$401,612	$419,991
Service	122,741	115,409
Total net sales	524,353	535,400
Cost of sales
Products	172,159	187,845
Service	72,941	70,453
Gross profit	279,253	277,102
Research and development	27,700	28,667
Selling, general and administrative	166,120	167,641
Amortization	5,122	5,199
Interest expense	5,400	5,823
Restructuring charges	5,002	308
Other charges (income), net	773	156
Earnings before taxes	69,136	69,308
Provision for taxes	16,592	16,981
Net earnings	$52,544	$52,327

Basic earnings per common share:
Net earnings	$1.73	$1.66
Weighted average number of common shares	30,299,569	31,531,915

Diluted earnings per common share:
Net earnings	$1.69	$1.62
Weighted average number of common and common equivalent shares	31,101,979	32,386,924

Comprehensive income, net of tax (Note 8)	$35,429	$73,118

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and December 31, 2012
(In thousands, except share data)
(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$93,209	$101,702
Trade accounts receivable, less allowances of $12,766 at March 31, 2013
and $14,120 at December 31, 2012	410,650	437,390
Inventories	199,574	198,939
Current deferred tax assets, net	58,636	57,690
Other current assets and prepaid expenses	66,869	69,199
Total current assets	828,938	864,920
Property, plant and equipment, net	466,165	469,421
Goodwill	445,709	452,351
Other intangible assets, net	115,489	117,564
Non-current deferred tax assets, net	125,723	127,110
Other non-current assets	88,582	86,034
Total assets	$2,070,606	$2,117,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$116,678	$142,362
Accrued and other liabilities	109,463	109,844
Accrued compensation and related items	85,239	117,405
Deferred revenue and customer prepayments	82,418	71,435
Taxes payable	50,692	64,000
Current deferred tax liabilities	15,846	16,031
Short-term borrowings and current maturities of long-term debt	17,959	41,600
Total current liabilities	478,295	562,677
Long-term debt	421,913	347,131
Non-current deferred tax liabilities	137,846	139,487
Other non-current liabilities	232,330	240,886
Total liabilities	1,270,384	1,290,181
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;	448	448
issued 44,786,011 and 44,786,011 shares; outstanding 30,185,911, and 30,410,006 shares at March 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	641,510	638,705
Treasury stock at cost (14,600,100 shares at March 31, 2013 and 14,376,005 shares at	(1,525,455)	(1,463,924)
December 31, 2012)
Retained earnings	1,798,295	1,749,451
Accumulated other comprehensive loss	(114,576)	(97,461)
Total shareholders’ equity	800,222	827,219
Total liabilities and shareholders’ equity	$2,070,606	$2,117,400

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2013 and twelve months ended December 31, 2012
(In thousands, except share data)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted
stock units	457,732	—	—	39,873	(17,946)	—	21,927
Repurchases of common stock	(1,637,827)	—	—	(278,672)	—	—	(278,672)
Tax benefit resulting from exercise of certain
employee stock options	—	—	9,318	—	—	—	9,318
Share-based compensation	—	—	13,185	—	—	—	13,185
Net earnings	—	—	—	—	290,847	—	290,847
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(10,523)	(10,523)
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted
stock units	117,014	—	—	10,769	(3,700)	—	7,069
Repurchases of common stock	(341,109)	—	—	(72,300)	—	—	(72,300)
Share-based compensation	—	—	2,805	—	—	—	2,805
Net earnings	—	—	—	—	52,544	—	52,544
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(17,115)	(17,115)
Balance at March 31, 2013	30,185,911	$448	$641,510	$(1,525,455)	$1,798,295	$(114,576)	$800,222

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2013 and 2012
(In thousands)
(unaudited)

	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net earnings	$52,544	$52,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,881	7,775
Amortization	5,122	5,199
Deferred tax benefit	(3,354)	(2,061)
Excess tax benefits from share-based payment arrangements	(256)	(276)
Share-based compensation	2,805	3,303
Other	26	882
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	20,650	41,057
Inventories	(5,017)	8,300
Other current assets	1,282	(1,983)
Trade accounts payable	(25,352)	(38,231)
Taxes payable	(11,124)	(693)
Accruals and other	(22,535)	(54,802)
Net cash provided by operating activities	23,672	20,797
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	36	87
Purchase of property, plant and equipment	(19,018)	(18,529)
Net cash used in investing activities	(18,982)	(18,442)
Cash flows from financing activities:
Proceeds from borrowings	141,959	60,879
Repayments of borrowings	(89,334)	(93,878)
Proceeds from stock option exercises	7,069	12,838
Repurchases of common stock	(72,300)	(63,721)
Excess tax benefits from share-based payment arrangements	256	276
Other financing activities	(483)	(164)
Net cash used in financing activities	(12,833)	(83,770)

Effect of exchange rate changes on cash and cash equivalents	(350)	2,006

Net decrease in cash and cash equivalents	(8,493)	(79,409)

Cash and cash equivalents:
Beginning of period	101,702	235,601
End of period	$93,209	$156,192

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
All intercompany transactions and balances have been eliminated.
Certain reclassifications have been made to prior year amounts to conform to the current year presentations.

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
At March 31, 2013 – Unaudited (Continued)
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
Inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials and parts	$93,781	$94,809
Work-in-progress	36,858	33,608
Finished goods	68,935	70,522
	$199,574	$198,939
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
If the Company is unable to conclude that the goodwill asset is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs the first step of the two-step impairment test by estimating the fair value of the reporting unit and comparing the fair value to the carrying amount of the reporting unit. If the carrying amount of the goodwill asset exceeds its fair value, then the Company performs the second step of the goodwill impairment test to measure the amount of the impairment loss, if any.
If the Company is unable to conclude that the indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs an impairment test to measure the amount of the impairment loss, if any.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other intangible assets consisted of the following:

	March 31, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$96,312	$(22,687)	$96,575	$(21,928)
Proven technology and patents	42,074	(28,234)	42,960	(28,014)
Tradename (finite life)	4,018	(1,343)	3,972	(1,345)
Tradename (indefinite life)	25,018	—	25,061	—
Other	741	(410)	745	(462)
	$168,163	$(52,674)	$169,313	$(51,749)
The Company recognized amortization expense associated with the above intangible assets of $1.4 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $5.9 million for 2013, $5.8 million for 2014, $5.1 million for 2015, $5.0 million for 2016, $4.7 million for 2017 and $4.5 million for 2018. Purchased intangible amortization was $1.3 million ($0.9 million after tax) and $1.7 million ($1.1 million after tax) for the three months ended March 31, 2013 and 2012, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $3.7 million and $3.2 million for the three months ended March 31, 2013 and 2012, respectively.
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
At March 31, 2013 – Unaudited (Continued)
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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the three months ended March 31 are as follows:

	March 31, 2013	March 31, 2012
Balance at beginning of period	$16,295	$16,748
Accruals for warranties	4,515	3,898
Foreign currency translation	(258)	282
Payments / utilizations	(5,002)	(4,236)
Balance at end of period	$15,550	$16,692

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $2.8 million and $3.3 million of share-based compensation expense for the three months ended March 31, 2013 and 2012, respectively.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

3.	FINANCIAL INSTRUMENTS
As more fully described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company’s fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. The Company does not use derivative financial instruments for trading purposes. For additional disclosures on the fair value of financial instruments, also see Note 4 to the interim consolidated financial statements.
Cash Flow Hedge
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which had the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. The swap is recorded gross in other non-current liabilities in the consolidated balance sheet at its fair value at March 31, 2013 and December 31, 2012 of $7.5 million and $8.2 million, respectively. The amount recognized in other comprehensive income (loss) during the three month periods ended March 31, 2013 and 2012 was a loss of $0.1 million and a loss of $0.4 million ($0.3 million after tax), respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $0.8 million ($0.5 million after tax) and $0.7 million ($0.5 million after tax) for the three months ended March 31, 2013 and 2012, respectively. A derivative loss of $3.1 million based upon interest rates at March 31, 2013, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through March 31, 2013, the hedge ineffectiveness related to this instrument was not material.
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The notional amount of foreign currency forward contracts outstanding at March 31, 2013 and December 31, 2012 were $72.8 million and $78.0 million, respectively. The foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet at March 31, 2013 in other current assets of $0.1 million, respectively, and in accrued and other liabilities of $0.8 million, respectively. At December 31, 2012, the foreign currency forward contracts are recorded gross at their fair value in the consolidated balance in accrued and other liabilities of $0.4 million, respectively. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassifies these amounts into earnings in the period in which the transactions affect earnings. The amount recognized in other comprehensive income (loss) during the three months period ended March 31, 2013 was a loss of $0.8 million ($0.6 million after tax). The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to cost of sales was $0.5 million ($0.4 million after tax) for the three months ended March 31, 2013. A derivative loss of $0.7 million as of March 31, 2013 is expected to be recognized in earnings in the next twelve months. Through March 31, 2013 no hedge ineffectiveness has occurred in relation to this hedge.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported gross at their fair value in the consolidated balance sheet at March 31, 2013 and December 31, 2012 in other current assets of $0.3 million and $0.4 million, respectively, and other liabilities of $0.6 million and $0.3 million, respectively. The Company recognized

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

in other charges (income), net a loss of $2.2 million and a gain $1.9 million during the three month periods ended March 31, 2013 and 2012, respectively. At March 31, 2013 and December 31, 2012, these contracts had a notional value of $155.4 million and $132.3 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At March 31, 2013 and December 31, 2012, the Company had derivative assets totaling $0.4 million, respectively, and derivative liabilities totaling $8.9 million, respectively. The fair values of the interest rate swap agreement, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2013 and December 31, 2012.
At March 31, 2013 and December 31, 2012, the Company had $9.3 million and $13.6 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

	March 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$9,319	$—	$9,319	$—	$13,636	$—	$13,636	$—
Foreign currency forward contracts designated as cash flow hedge	100	—	100	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	301	—	301	—	448	—	448	—
Total	$9,720	$—	$9,720	$—	$14,084	$—	$14,084	$—

Liabilities:
Interest rate swap agreement	$7,477	$—	$7,477	$—	$8,172	$—	$8,172	$—
Foreign currency forward contracts designated as cash flow hedge	834	—	834	—	421	—	421	—
Foreign currency forward contracts not designated as hedging instruments	568	—	568	—	280	—	280	—
Total	$8,879	$—	$8,879	$—	$8,873	$—	$8,873	$—

5.	INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 24% for the three month period ended March 31, 2013.

6.	DEBT
Debt consisted of the following at March 31, 2013:

	March 31, 2013
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million senior notes	$100,000	$—	$100,000
3.67% $50 million senior notes	50,000	—	50,000
Credit facility	241,526	30,387	271,913
Other local arrangements	—	17,959	17,959
Total debt	391,526	48,346	439,872
Less: current portion	—	(17,959)	(17,959)
Total long-term debt	$391,526	$30,387	$421,913
As of March 31, 2013, the Company had $603.1 million of availability remaining under the credit facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $2.25 billion share repurchase program, of which there is $365.1 million remaining to repurchase common shares as of March 31, 2013. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 20.5 million shares since the inception of the program through March 31, 2013.
During the three months ended March 31, 2013 and 2012, the Company spent $72.3 million and $63.7 million on the repurchase of 341,109 shares and 361,777 shares at an average price per share of $211.94 and $176.11, respectively. The Company reissued 117,014 shares and 220,078 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2013 and 2012, respectively.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the period ended March 31, 2013:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2012	$56,012	$(5,438)	$(148,035)	$(97,461)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(653)	—	(653)
Foreign currency translation adjustment	(23,246)	(10)	4,287	(18,969)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	842	1,665	2,507
Net change in other comprehensive income (loss), net of tax	(23,246)	179	5,952	(17,115)
Balance at March 31, 2013	$32,766	$(5,259)	$(142,083)	$(114,576)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income for the period ended March 31, 2013:

	March 31, 2013
	Amount Recognized From Accumulated Other Comprehensive Income (Loss)	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$755	Interest expense
Foreign currency forward contracts	475	Cost of sales - products
Total before taxes	1,230
Provision for taxes	388	Provision for taxes
Total, net of taxes	$842

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$2,572	(a)
Provision for taxes	907	Provision for taxes
Total, net of taxes	$1,665

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three months ended March 31, 2013.

Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2013	March 31, 2012
Net earnings	$52,544	$52,327
Other comprehensive income (loss), net of tax	(17,115)	$20,791
Comprehensive income (loss), net of tax	$35,429	$73,118

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, relating to outstanding stock options and restricted stock units:

	2013	2012
Three months ended	802,410	855,009
Outstanding options and restricted stock units to purchase or receive 141,621 and 152,059 shares of common stock for the three months ended March 31, 2013 and 2012, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost, net	$123	$114	$4,369	$3,638	$54	$83
Interest cost on projected benefit obligations	1,439	1,523	4,883	5,605	101	135
Expected return on plan assets	(1,788)	(1,741)	(8,692)	(8,234)	—	—
Recognition of prior service cost	—	—	(994)	(357)	22	—
Recognition of actuarial losses/(gains)	1,945	1,916	1,846	613	(247)	(188)
Net periodic pension cost/(credit)	$1,719	$1,812	$1,412	$1,265	$(70)	$30

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the Company expects to make employer contributions of approximately $3.1 million and $22.5 million to its U.S. pension plan and non-U.S. pension plans and employer contributions of approximately $1.0 million to its U.S. post-retirement medical plan during the year ended December 31, 2013. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
During 2012, we initiated additional cost reduction measures in response to global economic conditions. For the three months ending March 31, 2013, we have incurred $5.0 million of restructuring expenses which primarily comprise severance costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2013 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2012	$11,655	$290	$11,945
Restructuring charges	4,705	297	5,002
Cash payments	(4,420)	(226)	(4,646)
Impact of foreign currency	(352)	—	(352)
Balance at March 31, 2013	$11,588	$361	$11,949

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

13.	SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ending December 31, 2012, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2013	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$158,386	$18,377	$176,763	$24,643	$307,933
Swiss Operations	30,697	97,123	127,820	35,403	22,694
Western European Operations	146,168	28,112	174,280	18,298	100,483
Chinese Operations	90,727	30,402	121,129	24,648	722
Other (a)	98,375	1,420	99,795	9,487	13,877
Eliminations and Corporate (b)	—	(175,434)	(175,434)	(27,046)	—
Total	$524,353	$—	$524,353	$85,433	$445,709

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2012	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$157,298	$18,111	$175,409	$23,957	$307,570
Swiss Operations	31,605	97,519	129,124	29,142	23,853
Western European Operations	153,005	23,847	176,852	18,265	104,921
Chinese Operations	91,294	29,813	121,107	25,318	715
Other (a)	102,198	1,649	103,847	10,324	14,619
Eliminations and Corporate (b)	—	(170,939)	(170,939)	(26,212)	—
Total	$535,400	$—	$535,400	$80,794	$451,678

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
Earnings before taxes	$69,136	$69,308
Amortization	5,122	5,199
Interest expense	5,400	5,823
Restructuring charges	5,002	308
Other charges (income), net	773	156
Segment profit	$85,433	$80,794

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

During the three months ended March 31, 2013, restructuring charges of $5.0 million were recognized, of which $0.4 million, $2.9 million, $0.8 million, $0.7 million and $0.2 million related to the Company’s U.S., Swiss, Western European, China, and Other operations, respectively. Restructuring charges of $0.3 million were recognized during the three months ended March 31, 2012, of which $0.2 million and $0.1 million related to the Company’s U.S. and Western Europe operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2013 and 2012 (amounts in thousands).

	Three months ended March 31,
	2013		2012
	(unaudited)%		(unaudited)%
Net sales	$524,353	100.0	$535,400	100.0
Cost of sales	245,100	46.7	258,298	48.2
Gross profit	279,253	53.3	277,102	51.8
Research and development	27,700	5.3	28,667	5.4
Selling, general and administrative	166,120	31.7	167,641	31.3
Amortization	5,122	1.0	5,199	1.0
Interest expense	5,400	1.0	5,823	1.1
Restructuring charges	5,002	1.0	308	0.1
Other charges (income), net	773	0.1	156	—
Earnings before taxes	69,136	13.2	69,308	12.9
Provision for taxes	16,592	3.2	16,981	3.2
Net earnings	$52,544	10.0	$52,327	9.8

Net sales
Net sales were $524.4 million for the three months ended March 31, 2013, compared to $535.4 million for the corresponding period in 2012. This represents a decrease in U.S. dollars of 2%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales also decreased 2% for the three months ended March 31, 2013. We expect local currency sales growth to continue to be adversely impacted by global economic conditions.
Net sales by geographic destination for the three months ended March 31, 2013, in U.S. dollars increased 2% in the Americas and decreased 5% in Europe and 3% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 1% in the Americas and decreased

5% in Europe and 2% in Asia/Rest of World. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2012, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 4% in both U.S. dollars and local currency for the three months ended March 31, 2013 compared to the corresponding prior period. Service revenue (including spare parts) increased 6% in both U.S. dollars and local currency during the three months ended March 31, 2013 compared to the corresponding period in 2012.
Net sales of our laboratory-related products, which represented approximately 46% of our total net sales for the three months ended March 31, 2013, decreased 3% in U.S. dollars and 2% in local currencies during the three months ended March 31, 2013, and included modest sales volume declines in most product categories and geographies primarily due to difficult economic conditions, offset in part by favorable price realization.
Net sales of our industrial-related products, which represented approximately 46% of our total net sales for the three months ended March 31, 2013, were flat in both U.S. dollars and in local currencies during the three months ended March 31, 2013. We experienced strong sales growth in our product inspection products, particularly in the Americas, related to higher sales volumes and favorable price realization during the three months ended March 31, 2013. These results were offset by a sales volume decline in core-industrial products in most geographies primarily due to difficult economic conditions.
Net sales in our food retailing markets, which represented approximately 8% of our total net sales for the three months ended March 31, 2013, decreased 9% in both U.S. dollars and in local currencies during the three months ended March 31, 2013, and includes sales volume declines in Western Europe and the Americas. The sales volume decline is primarily related to reduced economic growth in Europe, as well as the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 53.3% for the three months ended March 31, 2013 compared to 51.8% for the corresponding period in 2012.
Gross profit as a percentage of net sales for products was 57.1% for the three months ended March 31, 2013 compared to 55.1% for the corresponding period in 2012.
Gross profit as a percentage of net sales for services (including spare parts) was 40.6% for the three months ended March 31, 2013 compared to 39.0% for the corresponding period in 2012.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2013, primarily reflects increased price realization, reduced material costs and favorable business mix. These results were partly offset by decreased sales volume.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.3% for the three months ended March 31, 2013 compared to 5.4% for the corresponding period during 2012. Research and development expenses decreased 3% in both U.S. dollars and in local currencies, during the three months ended March 31, 2013 compared to the corresponding period in 2012 relating to the timing of research and development project and product launch activity, as well as benefits from our increased activities in low-cost countries.

Selling, general and administrative expenses as a percentage of net sales were 31.7% for the three months ended March 31, 2013 compared to 31.3% in the corresponding period during 2012. Selling, general and administrative expenses decreased 1% in both U.S. dollars and local currencies, during the three months ended March 31, 2013 compared to the corresponding period in 2012. The decrease is primarily due to benefits from our cost reduction activities, offset in part by increased cash incentive expense.
Interest expense, other charges (income), net and taxes
Interest expense was $5.4 million for the three months ended March 31, 2013 and $5.8 million for the corresponding period in 2012. The decrease in interest expense for the three month period ended March 31, 2013 is primarily a result of a decrease in average borrowings.
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.
The provision for taxes is based upon using our projected annual effective tax rate of 24% for the for the three months period ended March 31, 2013, as compared to 24.5% for the three months ended March 31, 2012. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2012.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2013	2012	%
Total net sales	$176,763	$175,409	1%
Net sales to external customers	$158,386	$157,298	1%
Segment profit	$24,643	$23,957	3%

Total net sales and net sales to external customers both increased 1% for the three months ended March 31, 2013 compared with the corresponding period in 2012. The increase in total net sales and net sales to external customers for the three months ended March 31, 2013, primarily reflects strong growth in product inspection products due to increased sales volume and favorable price realization, offset in part by declines in food retailing, core-industrial and certain laboratory-related product categories.
Segment profit increased $0.7 million for the three months ended March 31, 2013 compared to the corresponding period in 2012. The increase in segment profit was primarily due to favorable price realization, partially offset by increased cash incentive expense and investments in our field service organization.

Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2013	2012	%1)
Total net sales	$127,820	$129,124	(1)%
Net sales to external customers	$30,697	$31,605	(3)%
Segment profit	$35,403	$29,142	21%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and were flat in local currency for the three months ended March 31, 2013 compared to the corresponding period in 2012. Net sales to external customers decreased 3% in U.S. dollars and decreased 2% in local currency during the three months ended March 31, 2013 compared to the corresponding period in 2012. The decrease in local currency net sales to external customers for the three month period ended March 31, 2013 primarily related to a volume decline in analytical instruments which is partly related to significant growth in the prior year comparison.

Segment profit increased $6.3 million for the three month period ended March 31, 2013 compared to the corresponding period in 2012. Segment profit includes favorable inter-segment price realization and royalty income, increased productivity, reduced material costs and benefits from our cost reduction initiatives, partially offset by increased cash incentive expense.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2013	2012	%1)
Total net sales	$174,280	$176,852	(1)%
Net sales to external customers	$146,168	$153,005	(4)%
Segment profit	$18,298	$18,265	—%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and decreased 2% in local currency during the three month period ended March 31, 2013 compared to the corresponding period in 2012. Net sales to external customers decreased 4% in U.S. dollars and decreased 5% in local currency for the same period versus the prior year comparable period. Total net sales and net sales to external customers for the three months ended March 31, 2013 primarily reflects sales volume declines in food retailing and core-industrial products. The net sales decline to external customers for the three months ended March 31, 2013 reflected weak economic growth in the region.

Segment profit was flat for the three month period ended March 31, 2013 compared to the corresponding period in 2012. Favorable price realization, reduced expenses from our cost reduction activities and favorable business mix were offset by the sales volume decline.
Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2013	2012	%1)
Total net sales	$121,129	$121,107	—%
Net sales to external customers	$90,727	$91,294	(1)%
Segment profit	$24,648	$25,318	(3)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales were flat in U.S. dollars and in local currency during the three months ended March 31, 2013 compared to the corresponding period in 2012. Net sales to external customers decreased 1% in U.S. dollars and in local currency during the three months ended March 31, 2013 as compared to the corresponding period in 2012. The local currency decline in net sales to external customers for the three month period ended March 31, 2013 is primarily due to decreased sales volume in core-industrial project activity, as well as reduced volume in certain laboratory-related product categories.

Segment profit decreased $0.7 million for the three month period ended March 31, 2013 compared to the corresponding period in 2012. The decrease in segment profit for the three month period ended March 31, 2013 includes inter-segment royalty expenses and investments in sales and marketing, offset in part by reduced material costs, favorable price realization and improved business mix.
Other (amounts in thousands)

	Three months ended March 31,
	2013	2012	%1)
Total net sales	$99,795	$103,847	(4)%
Net sales to external customers	$98,375	$102,198	(4)%
Segment profit	$9,487	$10,324	(8)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 4% in US dollars and decreased 2% in local currency during the three month period ended March 31, 2013 compared to the corresponding period in 2012. Net sales to external customers in U.S. dollars decreased 4% and decreased 2% in local currency during the three months ended March 31, 2013 as compared to the corresponding period in 2012. The decrease in total net sales and net sales to external customers primarily reflects decreased sales volume across most product categories, particularly in Japan.

Segment profit decreased $0.8 million for the three months ended March 31, 2013 compared to the corresponding period in 2012. The decrease in segment profit is primarily due to the decreased sales volume.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $23.7 million during the three months ended March 31, 2013, compared to $20.8 million in the corresponding period in 2012. The increase in 2013 is primarily due to decreased cash incentive payments of approximately $25 million as compared to the three months ended March 31, 2012, offset in part by timing in Chinese account receivables, a reduction in inventory levels during the three months ended March 31, 2012 and the timing of higher tax payments of $11 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $19.0 million for the three months ended March 31, 2013 compared to $18.5 million in the corresponding period in 2012. Our capital expenditures during the three months ended March 31, 2013 included approximately $10.5 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $11.4 million during the prior year comparable period.

We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of March 31, 2013, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2013:

	March 31, 2013
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million senior notes	$100,000	$—	$100,000
3.67% $50 million senior notes	50,000	—	50,000
Credit facility	241,526	30,387	271,913
Other local arrangements	—	17,959	17,959
Total debt	391,526	48,346	439,872
Less: current portion	—	(17,959)	(17,959)
Total long-term debt	$391,526	$30,387	$421,913

As of March 31, 2013, approximately $603.1 million was available under our credit facility. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

Share Repurchase Program
We have a $2.25 billion share repurchase program, of which there is $365.1 million remaining to repurchase common shares as of March 31, 2013. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 20.5 million shares since the inception of the program through March 31, 2013.
During the three months ended March 31, 2013 and 2012, we spent $72.3 million and $63.7 million on the repurchase of 341,109 shares and 361,777 shares at an average price per share of $211.94 and $176.11, respectively. We reissued 117,014 shares and 220,078 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2013 and 2012, respectively.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. During the third quarter of 2011, the Swiss National Bank established a floor of 1.20 relating to the Swiss franc exchange rate to the euro. The duration for which the Swiss National Bank will maintain this exchange rate floor of 1.20 is currently unknown. Beginning in the third quarter of 2012, we entered into foreign currency forward contracts, as described in Note 3 of our consolidated financial statements, which reduce our exposure to a strengthening of the Swiss franc versus the euro. These forward contracts currently continue until March 2014. We estimate, absent these forward contracts, that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $0.8 million to $1.2 million on an annual basis. The previously described foreign currency forward contracts reduce this exposure by approximately 75%. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would result in a decrease in our earnings before tax of $0.7 million to $0.9 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2013, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $5.4 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
In January 2013, the Company adopted ASU 2013-02, to ASC 220 “Comprehensive Income.” The adoption of the guidance requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The adoption of the recently issued guidance did not impact the Company's consolidated results of operations or financial position.
In January 2013, the Company adopted ASU 2013-01, to ASC 210, "Balance Sheet." ASU 2013-01 limits the scope of balance sheet offsetting disclosures in ASU 2011-11 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The adoption of the recently issued guidance did not impact the Company's consolidated results of operations or financial position.
In January 2013, the Company adopted ASU 2011-11, to ASC 210, "Balance Sheet." The adoption requires the Company to disclose information about offsetting arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The adoption of the recently issued guidance did not impact the Company's consolidated results of operations or financial position.

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
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended March 31, 2013 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2013, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2013 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2013	107,890	$203.83	107,890	$415,358
February 1 to February 28, 2013	104,851	$215.51	104,851	$392,760
March 1 to March 31, 2013	128,368	$215.83	128,368	$365,052
Total	341,109	$211.94	341,109	$365,052

We have a share repurchase program, of which there is $365.1 million remaining to repurchase common shares as of March 31, 2013. We have purchased 20.5 million shares since the inception of the program through March 31, 2013.
During the three months ended March 31, 2013 and 2012, we spent $72.3 million and $63.7 million on the repurchase of 341,109 and 361,777 shares at an average price per share of $211.94 and $176.11, respectively. We reissued 117,014 shares and 220,078 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2013 and 2012, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	May 3, 2013	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith