Form 10-Q
period 2013-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2013-07-26
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 29,945,248 shares of Common Stock outstanding at June 30, 2013.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2013 and 2012
(In thousands, except share data)
(unaudited)

	June 30, 2013	June 30, 2012
Net sales
Products	$450,414	$450,079
Service	128,266	120,204
Total net sales	578,680	570,283
Cost of sales
Products	193,339	198,612
Service	76,498	72,663
Gross profit	308,843	299,008
Research and development	29,003	27,966
Selling, general and administrative	173,434	169,985
Amortization	5,807	5,357
Interest expense	5,543	5,706
Restructuring charges	3,196	7,835
Other charges (income), net	987	433
Earnings before taxes	90,873	81,726
Provision for taxes	21,811	20,022
Net earnings	$69,062	$61,704

Basic earnings per common share:
Net earnings	$2.29	$1.97
Weighted average number of common shares	30,119,889	31,267,660

Diluted earnings per common share:
Net earnings	$2.24	$1.93
Weighted average number of common and common equivalent shares	30,849,934	32,038,928

Comprehensive income, net of tax (Note 8)	$74,897	$36,969

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2013 and 2012
(In thousands, except share data)
(unaudited)

	June 30, 2013	June 30, 2012
Net sales
Products	$852,767	$870,070
Service	250,266	235,613
Total net sales	1,103,033	1,105,683
Cost of sales
Products	365,498	386,457
Service	149,439	143,116
Gross profit	588,096	576,110
Research and development	56,703	56,633
Selling, general and administrative	339,554	337,626
Amortization	10,929	10,556
Interest expense	10,943	11,529
Restructuring charges	8,198	8,143
Other charges (income), net	1,760	589
Earnings before taxes	160,009	151,034
Provision for taxes	38,403	37,003
Net earnings	$121,606	$114,031

Basic earnings per common share:
Net earnings	$4.03	$3.63
Weighted average number of common shares	30,209,729	31,399,788

Diluted earnings per common share:
Net earnings	$3.93	$3.54
Weighted average number of common and common equivalent shares	30,975,957	32,212,927

Comprehensive income, net of tax (Note 8)	$110,326	$110,087

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and December 31, 2012
(In thousands, except share data)
(unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$120,217	$101,702
Trade accounts receivable, less allowances of $12,774 at June 30, 2013	418,031	437,390
and $14,120 at December 31, 2012
Inventories	203,288	198,939
Current deferred tax assets, net	59,144	57,690
Other current assets and prepaid expenses	74,696	69,199
Total current assets	875,376	864,920
Property, plant and equipment, net	474,050	469,421
Goodwill	447,166	452,351
Other intangible assets, net	114,496	117,564
Non-current deferred tax assets, net	125,090	127,110
Other non-current assets	97,259	86,034
Total assets	$2,133,437	$2,117,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$122,755	$142,362
Accrued and other liabilities	107,806	109,844
Accrued compensation and related items	99,709	117,405
Deferred revenue and customer prepayments	85,142	71,435
Taxes payable	59,629	64,000
Current deferred tax liabilities	16,054	16,031
Short-term borrowings and current maturities of long-term debt	17,931	41,600
Total current liabilities	509,026	562,677
Long-term debt	443,727	347,131
Non-current deferred tax liabilities	138,233	139,487
Other non-current liabilities	231,349	240,886
Total liabilities	1,322,335	1,290,181
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 29,945,248 and 30,410,006 shares
at June 30, 2013 and December 31, 2012, respectively	448	448
Additional paid-in capital	644,557	638,705
Treasury stock at cost (14,480,763 shares at June 30, 2013 and 14,376,005 shares	(1,588,676)	(1,463,924)
at December 31, 2012)
Retained earnings	1,863,514	1,749,451
Accumulated other comprehensive income (loss)	(108,741)	(97,461)
Total shareholders’ equity	811,102	827,219
Total liabilities and shareholders’ equity	$2,133,437	$2,117,400

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
six months ended June 30, 2013 and twelve months ended December 31, 2012
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted
stock units	457,732	—	—	39,873	(17,946)	—	21,927
Repurchases of common stock	(1,637,827)	—	—	(278,672)	—	—	(278,672)
Tax benefit resulting from exercise of
certain employee stock options	—	—	9,318	—	—	—	9,318
Share-based compensation	—	—	13,185	—	—	—	13,185
Net earnings	—	—	—	—	290,847	—	290,847
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(10,523)	(10,523)
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted
stock units	216,176	—	—	20,092	(7,543)	—	12,549
Repurchases of common stock	(680,934)	—	—	(144,844)	—	—	(144,844)
Share-based compensation	—	—	5,852	—	—	—	5,852
Net earnings	—	—	—	—	121,606	—	121,606
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(11,280)	(11,280)
Balance at June 30, 2013	29,945,248	$448	$644,557	$(1,588,676)	$1,863,514	$(108,741)	$811,102

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
six months ended June 30, 2013 and 2012
(In thousands)
(unaudited)

	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net earnings	$121,606	$114,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	17,447	16,106
Amortization	10,929	10,556
Deferred tax benefit	(5,687)	(4,758)
Excess tax benefits from share-based payment arrangements	(519)	(340)
Share-based compensation	5,852	5,954
Other	408	1,258
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	12,583	23,645
Inventories	(8,158)	21,832
Other current assets	(5,690)	2,220
Trade accounts payable	(19,806)	(37,727)
Taxes payable	(2,820)	4,369
Accruals and other	(11,513)	(45,097)
Net cash provided by operating activities	114,632	112,049
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	115	153
Purchase of property, plant and equipment	(36,781)	(43,233)
Acquisitions	(213)	(1,541)
Net cash used in investing activities	(36,879)	(44,621)
Cash flows from financing activities:
Proceeds from borrowings	211,112	81,552
Repayments of borrowings	(136,330)	(127,351)
Proceeds from stock option exercises	12,549	13,264
Repurchases of common stock	(144,844)	(135,766)
Excess tax benefits from share-based payment arrangements	519	340
Other financing activities	(1,170)	(543)
Net cash used in financing activities	(58,164)	(168,504)
Effect of exchange rate changes on cash and cash equivalents	(1,074)	241
Net increase (decrease) in cash and cash equivalents	18,515	(100,835)
Cash and cash equivalents:
Beginning of period	101,702	235,601
End of period	$120,217	$134,766

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2013 and for the three and six month periods ended June 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
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
At June 30, 2013 – Unaudited (Continued)
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
Inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials and parts	$92,959	$94,809
Work-in-progress	39,535	33,608
Finished goods	70,794	70,522
	$203,288	$198,939
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other intangible assets consisted of the following:

	June 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$96,357	$(23,522)	$96,575	$(21,928)
Proven technology and patents	42,210	(28,491)	42,960	(28,014)
Tradename (finite life)	4,137	(1,469)	3,972	(1,345)
Tradename (indefinite life)	25,038	—	25,061	—
Other	745	(509)	745	(462)
	$168,487	$(53,991)	$169,313	$(51,749)
The Company recognized amortization expense associated with the above intangible assets of $1.5 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively and $2.9 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $5.8 million for 2013, $5.8 million for 2014, $5.2 million for 2015, $5.0 million for 2016, $4.8 million for 2017 and $4.5 million for 2018. Purchased intangible amortization was $1.3 million ($0.9 million after tax) and $1.7 million ($1.1 million after tax) for the three months ended June 30, 2013 and 2012, respectively and $2.7 million ($1.8 million after tax) and $3.5 million ($2.3 million after tax) for the six months ended June 30, 2013 and 2012, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $4.3 million and $3.4 million for the three months ended June 30, 2013 and 2012, respectively and $8.0 million and $6.7 million for the six months ended June 30, 2013 and 2012, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the six months ended June 30 are as follows:

	June 30, 2013	June 30, 2012
Balance at beginning of period	$16,295	$16,748
Accruals for warranties	9,467	8,094
Foreign currency translation	(185)	(305)
Payments / utilizations	(9,815)	(8,444)
Balance at end of period	$15,762	$16,093

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.0 million and $5.8 million of share-based compensation expense for the three and six months ended June 30, 2013, respectively, compared to $2.7 million and $6.0 million for the corresponding periods in 2012.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
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
Cash Flow Hedges
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company’s credit agreement to a fixed obligation of 3.24%. The swap is recorded gross in other non-current liabilities in the consolidated balance sheet at its fair value at June 30, 2013 and December 31, 2012 of $6.5 million and $8.2 million, respectively. The amount recognized in other comprehensive income (loss) during the three month periods ended June 30, 2013 and 2012 was a gain of $0.2 million ($0.1 million after tax) and a loss of $1.0 million ($0.6 million after tax), respectively, and during the six month periods ended June 30, 2013 and 2012 was a gain of $0.2 million ($0.1 million after tax) and loss of $1.4 million ($0.9 million after tax) , respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $0.8 million ($0.5 million after tax) for both the three month periods ended June 30, 2013 and 2012, respectively, and $1.5 million ($0.9 million after tax) for both the six month periods ended June 30, 2013 and 2012, respectively. A derivative loss of $3.0 million ($1.9 million after tax) based upon interest rates at June 30, 2013, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2013 no hedge ineffectiveness has occurred in relation to this hedge.
In June 2013, the Company entered into a forward starting interest rate swap agreement, designated as a cash flow hedge. The agreement which will change the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015. The swap is recorded in other non-current assets in the consolidated balance sheet at its fair value at June 30, 2013 of $0.9 million.
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based businesses. The notional amount of foreign currency forward contracts outstanding at June 30, 2013 and December 31, 2013 was $74.1 million and $78.0 million, respectively. The foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet at June 30, 2013 in other current assets of $0.1 million and in accrued and other liabilities of $0.9 million, respectively. At December, 31, 2012, the foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet in accrued and other liabilities of $0.4 million, respectively. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassifies these amounts into earnings in the period in which the transactions affect earnings. The amount recognized in other comprehensive income (loss) during the three month period ended June 30, 2013 was a loss of $0.5 million ($0.4 million after tax), and a loss of $1.3 million ($1.1 million after tax) for the six months ended June 30, 2013. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to cost of sales was $0.6 million ($0.4 million after tax) during the three months ending June 30, 2013 and a loss of $1.0 million ($0.8 million after tax) for the six months ended June 30, 2013. A derivative loss of $0.7 million ($0.6 million after tax) based upon foreign currency rates at June 30, 2013, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2013 no hedge ineffectiveness has occurred in relation to this hedge.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at June 30, 2013 and December 31, 2012 in other current assets of $0.5 million and $0.4 million, respectively, and other liabilities of $1.1 million and $0.3 million, respectively. The Company recognized in other charges (income), net, a gain of $1.5 million and net loss of $1.6 million during the three months ended June 30, 2013 and 2012, respectively. The Company recognized a net loss of $0.7 million and net gain of $0.3 million during the six months ended June 30, 2013 and June 30, 2012, respectively. At June 30, 2013 and December 31, 2012, these contracts had a notional value of $148.8 million and $132.3 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At June 30, 2013 and December 31, 2012, the Company had derivative assets totaling $1.5 million and $0.4 million, respectively, and derivative liabilities totaling $8.5 million and $8.9 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2013 and December 31, 2012.
At June 30, 2013 and December 31, 2012, the Company had $14.5 million and $13.6 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

	June 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,466	$—	$14,466	$—	$13,636	$—	$13,636	$—
Interest rate swap agreement	916	—	916	—	—	—	—	—
Foreign currency forwards contracts designed as cash flow hedges	141	—	141	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	463	—	463	—	448	—	448	—
Total	$15,986	$—	$15,986	$—	$14,084	$—	$14,084	$—

Liabilities:
Interest rate swap agreement	$6,493	$—	$6,493	$—	$8,172	$—	$8,172	$—
Foreign currency forwards contracts designed as cash flow hedges	868	—	868	—	421	—	421	—
Foreign currency forward contracts not designated as hedging instruments	1,097	—	1,097	—	280	—	280	—
Total	$8,458	$—	$8,458	$—	$8,873	$—	$8,873	$—

5.	INCOME TAXES
The provision for taxes for both the three and six month periods ended June 30, 2013 is based upon the Company’s projected annual effective rate of 24%.

6.	DEBT
Debt consisted of the following at June 30, 2013:

	June 30, 2013
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million senior notes	$100,000	$—	$100,000
3.67% $50 million senior notes	50,000	—	50,000
Credit agreement	270,342	23,385	293,727
Other local arrangements	—	17,931	17,931
Total debt	420,342	41,316	461,658
Less: current portion	—	(17,931)	(17,931)
Total long-term debt	$420,342	$23,385	$443,727
As of June 30, 2013, the Company had $582.4 million of availability remaining under the credit agreement.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
As of June 30, 2013, the Company had $292.5 million of remaining availability under the Company's share repurchase program. In July 2013, the Company announced that the Board of Directors has authorized a $750 million increase to the share repurchase program. The Company expects the new authorization will be utilized over the next several years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 20.8 million shares since the inception of the program through June 30, 2013.
During the six months ended June 30, 2013 and 2012, the Company spent $144.8 million and $135.8 million on the repurchase of 680,934 shares and 797,095 shares at an average price per share of $212.69 and $170.31, respectively. The Company reissued 216,176 shares and 233,146 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2013 and 2012, respectively.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the period ended June 30, 2013:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2012	$56,012	$(5,438)	$(148,035)	$(97,461)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on cash flow hedging arrangements	—	(398)	—	(398)
Foreign currency translation adjustment	(19,393)	(4)	2,872	(16,525)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,756	3,887	5,643
Net change in other comprehensive income (loss), net of tax	(19,393)	1,354	6,759	(11,280)
Balance at June 30, 2013	$36,619	$(4,084)	$(141,276)	$(108,741)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2013:

	June 30, 2013
	Three Months Ended	Six Months Ended	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$766	$1,522	Interest expense
Foreign currency forward contracts	557	1,031	Cost of sales - products
Total before taxes	1,323	2,553
Provision for taxes	409	797	Provision for taxes
Total, net of taxes	$914	$1,756

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$2,564	$5,136	(a)
Provision for taxes	632	1,249	Provision for taxes
Total, net of taxes	$1,932	$3,887

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three and six months ended June 30, 2013.

Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Net earnings	$69,062	$61,704	$121,606	$114,031
Other comprehensive income (loss), net of tax	5,835	(24,735)	(11,280)	$(3,944)
Comprehensive income, net of tax	$74,897	$36,969	$110,326	$110,087

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, solely relating to outstanding stock options and restricted stock units:

	2013	2012
Three months ended	730,045	771,268
Six months ended	766,228	813,139
Outstanding options and restricted stock units to purchase or receive 141,650 and 269,154 shares of common stock for the three month periods ended June 30, 2013 and 2012, respectively, and options and restricted stock units to purchase or receive 141,636 and 210,607 shares of common stock for the six

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

month periods ended June 30, 2013 and 2012, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost, net	$123	$114	$4,257	$3,588	$54	$83
Interest cost on projected benefit obligations	1,439	1,523	4,822	5,535	101	135
Expected return on plan assets	(1,788)	(1,741)	(8,570)	(8,141)	—	—
Recognition of prior service cost	—	—	(979)	(353)	22	—
Recognition of actuarial losses/(gains)	1,945	1,916	1,823	609	(247)	(188)
Net periodic pension cost/(credit)	$1,719	$1,812	$1,353	$1,238	$(70)	$30

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits
	2013	2012	2013	2012	2013	2012
Service cost, net	$247	$228	$8,627	$7,226	$108	$166
Interest cost on projected benefit obligations	2,878	3,046	9,705	11,139	202	270
Expected return on plan assets	(3,576)	(3,483)	(17,262)	(16,375)	—	—
Recognition of prior service cost	—	—	(1,973)	(710)	43	—
Recognition of actuarial losses/(gains)	3,891	3,832	3,669	1,223	(494)	(377)
Net periodic pension cost/(credit)	$3,440	$3,623	$2,766	$2,503	$(141)	$59

The Company expects to make employer contributions of approximately $5.1 million and $20.6 million to its U.S. pension plan and non-U.S. pension plans and employer contributions of approximately $1.1 million to its U.S. post-retirement medical plan during the year ended December 31, 2012. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
During 2012, we initiated additional cost reduction measures in response to global economic conditions. For the three and six months ended June 30, 2013, we have incurred $3.2 million and $8.2 million, respectively of restructuring expenses which primarily comprised of employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2013 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2012	$11,655	$290	$11,945
Restructuring charges	6,885	1,313	8,198
Cash payments and utilization	(8,338)	(969)	(9,307)
Impact of foreign currency	(230)	—	(230)
Balance at June 30, 2013	$9,972	$634	$10,606

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

13.	SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2012, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2013
June 30, 2013	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$187,395	$16,897	$204,292	$33,481	$307,933
Swiss Operations	31,166	103,519	134,685	37,171	22,966
Western European Operations	156,796	26,481	183,277	23,494	102,114
Chinese Operations	97,771	37,743	135,514	29,374	733
Other (a)	105,552	1,509	107,061	9,166	13,420
Eliminations and Corporate (b)	—	(186,149)	(186,149)	(26,280)	—
Total	$578,680	$—	$578,680	$106,406	$447,166

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2013	Customers	Segments	Sales	Profit
U.S. Operations	$345,781	$35,273	$381,054	$58,124
Swiss Operations	61,863	200,642	262,505	72,574
Western European Operations	302,964	54,593	357,557	41,792
Chinese Operations	188,498	68,145	256,643	54,022
Other (a)	203,927	2,929	206,856	18,653
Eliminations and Corporate (b)	—	(361,582)	(361,582)	(53,326)
Total	$1,103,033	$—	$1,103,033	$191,839

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2012
June 30, 2012	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$177,182	$16,626	$193,808	$35,403	$307,618
Swiss Operations	28,420	93,750	122,170	26,312	22,530
Western European Operations	156,284	24,838	181,122	21,978	100,859
Chinese Operations	108,479	26,122	134,601	30,931	716
Other (a)	99,918	1,345	101,263	8,506	14,557
Eliminations and Corporate (b)	—	(162,681)	(162,681)	(22,073)	—
Total	$570,283	$—	$570,283	$101,057	$446,280

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2012	Customers	Segments	Sales	Profit
U.S. Operations	$334,480	$34,737	$369,217	$59,360
Swiss Operations	60,025	191,269	251,294	55,454
Western European Operations	309,289	48,685	357,974	40,243
Chinese Operations	199,773	55,935	255,708	56,249
Other (a)	202,116	2,994	205,110	18,830
Eliminations and Corporate (b)	—	(333,620)	(333,620)	(48,285)
Total	$1,105,683	$—	$1,105,683	$181,851

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2013	2012	2013	2012
Earnings before taxes	$90,873	$81,726	$160,009	$151,034
Amortization	5,807	5,357	10,929	10,556
Interest expense	5,543	5,706	10,943	11,529
Restructuring charges	3,196	7,835	8,198	8,143
Other charges (income), net	987	433	1,760	589
Segment profit	$106,406	$101,057	$191,839	$181,851

During the three months ended June 30, 2013, restructuring charges of $3.2 million were recognized, of which $0.2 million, $2.4 million, $0.6 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, and Chinese operations, respectively. Restructuring charges of $7.8 million were recognized during the three months ended June 30, 2012, of which $0.5 million, $3.9 million, $3.3 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, and Chinese operations, respectively. Restructuring charges of $8.2 million were recognized during the six months ended June 30, 2013, of which $0.6 million, $5.2 million, $1.3 million, $0.8 million, and $0.2 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other operations, respectively. Restructuring charges of $8.1 million were recognized during the six months ended June 30, 2012, of which $0.8 million, $3.9 million, $3.3 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, and Chinese operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2013 and 2012 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$578,680	100.0	$570,283	100.0	$1,103,033	100.0	$1,105,683	100.0
Cost of sales	269,837	46.6	271,275	47.6	514,937	46.7	529,573	47.9
Gross profit	308,843	53.4	299,008	52.4	588,096	53.3	576,110	52.1
Research and development	29,003	5.0	27,966	4.9	56,703	5.1	56,633	5.1
Selling, general and administrative	173,434	30.0	169,985	29.8	339,554	30.8	337,626	30.5
Amortization	5,807	1.0	5,357	0.9	10,929	1.0	10,556	1.0
Interest expense	5,543	1.0	5,706	1.0	10,943	1.0	11,529	1.0
Restructuring charges	3,196	0.6	7,835	1.4	8,198	0.7	8,143	0.7
Other charges (income), net	987	0.1	433	0.1	1,760	0.2	589	0.1
Earnings before taxes	90,873	15.7	81,726	14.3	160,009	14.5	151,034	13.7
Provision for taxes	21,811	3.8	20,022	3.5	38,403	3.5	37,003	3.4
Net earnings	$69,062	11.9	$61,704	10.8	$121,606	11.0	$114,031	10.3

Net sales
Net sales were $578.7 million and $1.103 billion for the three and six months ended June 30, 2013, compared to $570.3 million and $1.106 billion for the corresponding periods in 2012. This represents an increase of 1% in U.S. dollars and local currencies for the three months ended June 30, 2013, while sales remained flat with 2012 in U.S. dollars and local currencies for the six months ended June 30, 2013, as compared to the prior year comparable periods. Global economic conditions remain uncertain and we expect sales will continue to be adversely impacted.
Net sales by geographic destination for the three and six months ended June 30, 2013, in U.S. dollars increased 5% and 4% in the Americas, increased 4% and were flat in Europe, and decreased 5% and 4% in Asia/Rest of World. In local currencies, our net sales by geographic destination for the three and six months ended June 30, 2013, increased 5% and 3% in the Americas, increased 2% and decreased 1% in Europe, and decreased 5% and 3% in Asia/Rest of World. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2012, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products were flat in U.S. dollars and local currencies for the three months ended June 30, 2013 and decreased 2% in U.S. dollars and local currencies for the six months ended June 30, 2013, respectively, compared to the corresponding prior periods. Service revenue (including spare parts) increased in U.S. dollars 7% and 6% during the three and six months ended June 30, 2013, and increased in local currencies by 6% for both the three and six months ended June 30, 2013, compared to the corresponding prior year periods.
Net sales of our laboratory-related products, which represented approximately 46% of our total net sales for both the three and six months ended June 30, 2013, increased 3% for the three months ended June 30, 2013 and were flat in U.S. dollars for the six months ended June 30, 2013, and increased 3% and 1% in local currencies during the three and six months ended June 30, 2013, respectively. Net sales of our laboratory-related products for the three months ended June 30, 2013 included solid growth in Europe and the Americas. These results were partly offset by reduced sales volume in Asia Pacific, particularly China, primarily related to difficult economic conditions. Net sales growth during the three month period also included particularly strong growth related to increased sales volume and favorable price realization in analytical instruments.
Net sales of our industrial-related products, which represented approximately 45% of our total net sales for both the three and six months ended June 30, 2013, decreased 1% for the three months ended June 30, 2013, and were flat in U.S. dollars for the six months ended June 30, 2013, respectively. In local currency industrial-related products decreased 1% and 2% for the three and six months ended June 30, 2013, compared to the corresponding prior year periods. The decrease in net sales of our industrial-related products included sales volume declines in Asia Pacific, particularly China, primarily due to difficult economic conditions. These results were partly offset by strong growth and project activity in our core-industrial business in the Americas, while Europe experienced a modest local currency increase versus the prior year three month comparable period.
Net sales in our food retailing markets, which represented approximately 9% of our total net sales for both the three and six months ended June 30, 2013, increased 6% for the three months ended June 30, 2013, and decreased 2% for the six months ended June 30, 2013, respectively. In local currency our food retailing markets increased 5% for the three month period ended June 30, 2013 and decreased 2% for the six months ended June 30, 2013, compared to the corresponding prior year periods. The increase in net sales of our food retailing markets for the three months ended June 30, 2013 related to strong project activity in the Americas, as well as increased sales volume in Asia Pacific. These results were partly offset by a sales volume decline in Europe that is primarily related to unfavorable economic conditions, as well as the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 53.4% and 52.4% for the three months ended June 30, 2013 and 2012, respectively, and 53.3% and 52.1% for the six months ended June 30, 2013 and 2012, respectively.
Gross profit as a percentage of net sales for products was 57.1% for both the three and six months ended June 30, 2013, respectively, compared to 55.9% and 55.6% for the corresponding periods in 2012.

Gross profit as a percentage of net sales for services (including spare parts) was 40.4% and 40.3% for the three and six months ended June 30, 2013, respectively, compared to 39.6% and 39.3% for the corresponding periods in 2012.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2013, primarily reflects increased price realization, reduced material costs and favorable business mix.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.0% and 5.1% for the three and six months ended June 30, 2013, respectively, compared to 4.9% and 5.1% for the the corresponding periods during 2012. Research and development expenses increased 4% in both U.S. dollars and local currencies for the three months ended June 30, 2013, and were flat in both U.S. dollars and local currencies for the six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012 relating to the timing of research and development project and product launch activity, as well as benefits from our increased activities in low-cost countries.
Selling, general and administrative expenses as a percentage of net sales were 30.0% and 30.8% for the three and six months ended June 30, 2013, respectively, compared to 29.8% and 30.5% in the corresponding periods during 2012. Selling, general and administrative expenses increased 2% and 1% in both U.S. dollars and local currencies during the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The increase is primarily due to increased sales and marketing investments and higher employee incentive expense, offset in part by benefits from our cost reduction activities.
Interest expense, other charges (income), net and taxes
Interest expense was $5.5 million and $10.9 million for the three and six months ended June 30, 2013, respectively, and $5.7 million and $11.5 million for the corresponding periods in 2012. Interest expense decreased for the three and six months ended June 30, 2013 primarily as a result of a decrease in average borrowings.
Other charges (income), net consist primarily of interest income, (gains) losses from foreign currency transaction and other items.

The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three and six months periods ended June 30, 2013, as compared to 24.5% for the three and six months ended June 30, 2012. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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

U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2013	2012	%	2013	2012	%
Total net sales	$204,292	$193,808	5%	$381,054	$369,217	3%
Net sales to external customers	$187,395	$177,182	6%	$345,781	$334,480	3%
Segment profit	$33,481	$35,403	(5)%	$58,124	$59,360	(2)%

Total net sales increased 5% and 3% for the three and six months ended June 30, 2013, respectively, and net sales to external customers increased 6% and 3% for the three and six months ended June 30, 2013, respectively, compared with the corresponding periods in 2012. The increase in total net sales and net sales to external customers for the three and six months ended June 30, 2013, reflected increased sales volume and favorable price realization in most product categories. We experienced particularly strong growth during the three months ended June 30, 2013 in food retailing and core-industrial products which included incremental project activity, as well as analytical instruments.
Segment profit decreased $1.9 million and $1.2 million for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The decrease in segment profit was primarily due to a reduction in inter-segment royalty income, unfavorable business mix, and investments in our field service organization, partially offset by increased sales volume and favorable price realization.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2013	2012	%1)	2013	2012	%1)
Total net sales	$134,685	$122,170	10%	$262,505	$251,294	4%
Net sales to external customers	$31,166	$28,420	10%	$61,863	$60,025	3%
Segment profit	$37,171	$26,312	41%	$72,574	$55,454	31%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 10% and 4% in U.S. dollars for the three and six months ended June 30, 2013, respectively. Total net sales in local currency increased 11% and 5% for the three and six months ended June 30, 2013, compared to the corresponding periods in 2012. Net sales to external customers increased 10% and 3% in U.S. dollars and 10% and 4% in local currency during the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The increase in local currency net sales to external customers for the three months periods ended June 30, 2013 reflected strong volume growth in most product categories.

Segment profit increased $10.9 million and $17.1 million for the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012. Segment profit includes favorable inter-segment price realization and royalty income, increased productivity, reduced material costs and benefits from our cost reduction initiatives.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2013	2012	%1)	2013	2012	%1)
Total net sales	$183,277	$181,122	1%	$357,557	$357,974	0%
Net sales to external customers	$156,796	$156,284	0%	$302,964	$309,289	(2)%
Segment profit	$23,494	$21,978	7%	$41,792	$40,243	4%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 1% and were flat in U.S. dollars for the three and six months ended June 30, 2013, respectively. Total net sales in local currency were flat and decreased 1% for the three and six months ended June 30, 2013, compared to the corresponding periods in 2012. Net sales to external customers were flat and decreased 2% in U.S. dollars for the three and six months ended June 30, 2013, respectively. Net sales to external customers in local currency decreased 1% and 3% for the three and six months ended June 30, 2013, compared to the corresponding periods in 2012. Total net sales and net sales to external customers for the three and six months ended June 30, 2013 primarily reflects sales volume declines in food retailing and product inspection, offset in part by modest growth in laboratory-related products. Our core-industrial products also experienced a sales decline during the six months ended June 30, 2013 as compared to the prior year comparable period. The net sales decline to external customers for the three and six months ended June 30, 2013 reflected weak economic growth in the region.

Segment profit increased $1.5 million for both the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012. Favorable price realization, reduced expenses from our cost reduction activities and favorable business mix were offset in part by the sales volume decline.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2013	2012	%1)	2013	2012	%1)
Total net sales	$135,514	$134,601	1%	$256,643	$255,708	0%
Net sales to external customers	$97,771	$108,479	(10)%	$188,498	$199,773	(6)%
Segment profit	$29,374	$30,931	(5)%	$54,022	$56,249	(4)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 1% and were flat in U.S. dollars for the three and six months ended June 30, 2013, and decreased 1% in local currency for both the three and six months ended June 30, 2013, compared to the corresponding periods in 2012. Net sales to external customers decreased 10% and 6% in U.S. dollars and decreased 11% and 7% in local currency during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. The local currency decline in net sales to external customers for the three and six months ended June 30, 2013 is primarily due to decreased sales volume in core-industrial, laboratory balances and product inspection products primarily related to weak economic conditions. Chinese market conditions remain uncertain and we sales will continue to be adversely impacted.

Segment profit decreased $1.6 million and $2.2 million for the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The decrease in segment profit for the three and six months ended June 30, 2013 includes reduced sales volume to external customers and investments in sales and marketing, offset by reduced material costs, favorable price realization and improved business mix. The decrease in segment profit for the six months ended June 30, 2013 also includes increased inter-segment royalty expenses.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2013	2012	%1)	2013	2012	%1)
Total net sales	$107,061	$101,263	6%	$206,856	$205,110	1%
Net sales to external customers	$105,552	$99,918	6%	$203,927	$202,116	1%
Segment profit	$9,166	$8,506	8%	$18,653	$18,830	(1)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales and net sales to external customers increased 6% and 1% in U.S. dollars and increased 7% and 3% in local currency during the three and six month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The increase in total net sales and net sales to external customers primarily reflects increased sales volume and favorable price realization in our laboratory-related products and product inspection.

Segment profit increased $0.7 million and decreased $0.2 million for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The increase in segment profit during the three months ended June 30, 2013 is primarily due to the increased sales volume and favorable business mix. Operating profit for the three and six month periods was also impacted by increased cash incentive expense.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $114.6 million during the six months ended June 30, 2013, compared to $112.0 million in the corresponding period in 2012. The increase in 2013 is primarily due to decreased cash incentive payments of approximately $25 million as compared to the six months ended June 30, 2012, offset in part by timing in Chinese account receivables, a reduction in inventory levels during the six months ended June 30, 2013, and the timing of higher tax payments of $10 million and increased pension payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $36.8 million for the six months ended June 30, 2013 compared to $43.2 million in the corresponding period in 2012. Our capital expenditures during the six months ended June 30, 2013 included approximately $21.4 million of investments related to our Blue Ocean multi-year program of information technology investment, as compared with $22.4 million during the prior year comparable period.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of June 30, 2013, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at June 30, 2013:

	June 30, 2013
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million senior notes	$100,000	$—	$100,000
3.67% $50 million senior notes	50,000	—	50,000
Credit agreement	270,342	23,385	293,727
Other local arrangements	—	17,931	17,931
Total debt	420,342	41,316	461,658
Less: current portion	—	(17,931)	(17,931)
Total long-term debt	$420,342	$23,385	$443,727

As of June 30, 2013, approximately $582.4 million was available under our credit agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

We continue to explore potential acquisitions. In connection with any acquisitions, we may incur additional indebtedness.

Share Repurchase Program

As of June 30, 2013, the Company had $292.5 million of remaining availability under the Company's share repurchase program. In July 2013, the Board of Directors authorized us to buy back an additional $750 million of common shares. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 20.8 million shares since the inception of the program through June 30, 2013.
During the six months ended June 30, 2013 and 2012, we spent $144.8 million and $135.8 million on the repurchase of 680,934 shares and 797,095 shares at an average price per share of $212.69 and $170.31, respectively. We reissued 216,176 shares and 233,146 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2013 and 2012, respectively.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. During the third quarter of 2011, the Swiss National Bank established a floor of 1.20 relating to the Swiss franc exchange rate to the euro. The duration for which the Swiss National Bank will maintain this exchange rate floor of 1.20 is currently unknown. Beginning in the third quarter of 2012, we entered into foreign currency forward contracts, as described in Note 3 of our consolidated financial statements, which reduce our exposure to a strengthening of the Swiss franc versus the euro. These forward contracts currently continue until June 2014. We estimate, absent these forward contracts, that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $0.8 million to $1.2 million on an annual basis. The previously described foreign currency forward contracts reduce this exposure by approximately 75%. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would result in a decrease in our earnings before tax of $0.7 million to $0.9 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2013, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $4.6 million in the reported U.S. dollar value of the debt.
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
In January 2013, the Company adopted ASU 2011-11 and ASU 2013-01, to ASC 210, "Balance Sheet." The adoption requires the Company to disclose information about offsetting arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU 2013-01 limits the scope of balance sheet offsetting disclosures in ASU 2011-11 to derivatives, repurchase agreements, and securities lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The adoption of the recently issued guidance did not impact the Company's consolidated results of operations or financial position.

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
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended June 30, 2013 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2013, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the six months ended June 30, 2013 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2013	103,791	$206.91	103,791	$343,574
May 1 to May 31, 2013	118,335	$218.83	118,335	$317,677
June 1 to June 30, 2013	117,699	$213.82	117,699	$292,508
Total	339,825	$213.45	339,825	$292,508

As of June 30, 2013, the Company had $292.5 million of remaining availability under the Company's share repurchase program. In July 2013, the Board of Directors authorized us to buy back an additional $750 million of common shares. We have purchased 20.8 million shares since the inception of the program through June 30, 2013.
During the six months ended June 30, 2013 and 2012, we spent $144.8 million and $135.8 million on the repurchase of 680,934 and 797,095 shares at an average price per share of $212.69 and $170.31, respectively. We reissued 216,176 shares and 233,146 shares held in treasury for the exercise of stock options and restricted stock units for the six months ended June 30, 2013 and 2012, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	July 26, 2013	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith