Form 10-Q
period 2013-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2013-11-08
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 29,686,299 shares of Common Stock outstanding at September 30, 2013.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2013 and 2012
(In thousands, except share data)
(unaudited)

	September 30, 2013	September 30, 2012
Net sales
Products	$462,067	$455,707
Service	129,619	122,846
Total net sales	591,686	578,553
Cost of sales
Products	197,309	198,889
Service	75,804	71,507
Gross profit	318,573	308,157
Research and development	29,046	27,896
Selling, general and administrative	173,446	171,021
Amortization	6,675	5,215
Interest expense	5,557	5,568
Restructuring charges	5,532	3,118
Other charges (income), net	521	(266)
Earnings before taxes	97,796	95,605
Provision for taxes	23,470	23,422
Net earnings	$74,326	$72,183

Basic earnings per common share:
Net earnings	$2.49	$2.34
Weighted average number of common shares	29,818,218	30,846,062

Diluted earnings per common share:
Net earnings	$2.43	$2.28
Weighted average number of common and common equivalent shares	30,579,954	31,599,081

Comprehensive income, net of tax (Note 8)	$102,532	$88,958

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2013 and 2012
(In thousands, except share data)
(unaudited)

	September 30, 2013	September 30, 2012
Net sales
Products	$1,315,573	$1,325,777
Service	379,146	358,459
Total net sales	1,694,719	1,684,236
Cost of sales
Products	562,807	585,346
Service	225,243	214,623
Gross profit	906,669	884,267
Research and development	85,749	84,529
Selling, general and administrative	513,000	508,647
Amortization	17,604	15,771
Interest expense	16,500	17,097
Restructuring charges	13,730	11,261
Other charges (income), net	2,281	323
Earnings before taxes	257,805	246,639
Provision for taxes	61,873	60,425
Net earnings	$195,932	$186,214

Basic earnings per common share:
Net earnings	$6.52	$5.97
Weighted average number of common shares	30,063,021	31,215,212

Diluted earnings per common share:
Net earnings	$6.35	$5.82
Weighted average number of common and common equivalent shares	30,836,160	32,008,311

Comprehensive income, net of tax (Note 8)	$212,858	$199,045

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and December 31, 2012
(In thousands, except share data)
(unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$92,222	$101,702
Trade accounts receivable, less allowances of $13,948 at September 30, 2013	402,708	437,390
and $14,120 at December 31, 2012
Inventories	219,178	198,939
Current deferred tax assets, net	60,358	57,690
Other current assets and prepaid expenses	74,409	69,199
Total current assets	848,875	864,920
Property, plant and equipment, net	497,277	469,421
Goodwill	452,099	452,351
Other intangible assets, net	114,012	117,564
Non-current deferred tax assets, net	126,061	127,110
Other non-current assets	105,692	86,034
Total assets	$2,144,016	$2,117,400
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$120,665	$142,362
Accrued and other liabilities	113,217	109,844
Accrued compensation and related items	120,845	117,405
Deferred revenue and customer prepayments	81,896	71,435
Taxes payable	69,939	64,000
Current deferred tax liabilities	16,394	16,031
Short-term borrowings and current maturities of long-term debt	16,019	41,600
Total current liabilities	538,975	562,677
Long-term debt	384,871	347,131
Non-current deferred tax liabilities	139,549	139,487
Other non-current liabilities	232,979	240,886
Total liabilities	1,296,374	1,290,181
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 29,686,299 and 30,410,006 shares
at September 30, 2013 and December 31, 2012, respectively	448	448
Additional paid-in capital	647,693	638,705
Treasury stock at cost (15,099,712 shares at September 30, 2013 and 14,376,005 shares at December 31, 2012)	(1,655,051)	(1,463,924)
Retained earnings	1,935,087	1,749,451
Accumulated other comprehensive income (loss)	(80,535)	(97,461)
Total shareholders’ equity	847,642	827,219
Total liabilities and shareholders’ equity	$2,144,016	$2,117,400

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
nine months ended September 30, 2013 and twelve months ended December 31, 2012
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted
stock units	457,732	—	—	39,873	(17,946)	—	21,927
Repurchases of common stock	(1,637,827)	—	—	(278,672)	—	—	(278,672)
Tax benefit resulting from exercise of
certain employee stock options	—	—	9,318	—	—	—	9,318
Share-based compensation	—	—	13,185	—	—	—	13,185
Net earnings	—	—	—	—	290,847	—	290,847
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(10,523)	(10,523)
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted
stock units	280,691	—	—	26,286	(10,296)	—	15,990
Repurchases of common stock	(1,004,398)	—	—	(217,413)	—	—	(217,413)
Share-based compensation	—	—	8,988	—	—	—	8,988
Net earnings	—	—	—	—	195,932	—	195,932
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	16,926	16,926
Balance at September 30, 2013	29,686,299	$448	$647,693	$(1,655,051)	$1,935,087	$(80,535)	$847,642

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
nine months ended September 30, 2013 and 2012
(In thousands)
(unaudited)

	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net earnings	$195,932	$186,214
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,024	24,278
Amortization	17,604	15,771
Deferred tax benefit	(7,807)	(6,889)
Excess tax benefits from share-based payment arrangements	(565)	(502)
Share-based compensation	8,988	9,224
Other	407	1,382
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	33,841	20,186
Inventories	(19,350)	28,204
Other current assets	(3,367)	7,168
Trade accounts payable	(23,814)	(38,857)
Taxes payable	5,961	12,989
Accruals and other	3,561	(43,190)
Net cash provided by operating activities	237,415	215,978
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	208	344
Purchase of property, plant and equipment	(57,000)	(64,292)
Acquisitions	(213)	(2,098)
Net cash used in investing activities	(57,005)	(66,046)
Cash flows from financing activities:
Proceeds from borrowings	382,105	294,793
Repayments of borrowings	(369,012)	(384,944)
Proceeds from stock option exercises	15,990	16,186
Repurchases of common stock	(217,413)	(207,850)
Excess tax benefits from share-based payment arrangements	565	502
Debt issuance costs	(281)	—
Other financing activities	(1,569)	(784)
Net cash used in financing activities	(189,615)	(282,097)
Effect of exchange rate changes on cash and cash equivalents	(275)	1,938
Net decrease in cash and cash equivalents	(9,480)	(130,227)
Cash and cash equivalents:
Beginning of period	101,702	235,601
End of period	$92,222	$105,374

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2013 and for the three and nine month periods ended September 30, 2013 and 2012 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
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
At September 30, 2013 – Unaudited (Continued)
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
Inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials and parts	$97,854	$94,450
Work-in-progress	43,538	36,899
Finished goods	77,786	67,590
	$219,178	$198,939
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other intangible assets consisted of the following:

	September 30, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$96,874	$(24,371)	$96,575	$(21,928)
Proven technology and patents	42,817	(29,178)	42,960	(28,014)
Tradename (finite life)	4,205	(1,520)	3,972	(1,345)
Tradename (indefinite life)	25,089	—	25,061	—
Other	753	(657)	745	(462)
	$169,738	$(55,726)	$169,313	$(51,749)
The Company recognized amortization expense associated with the above intangible assets of $1.5 million and $1.9 million for the three months ended September 30, 2013 and 2012, respectively and $4.4 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $5.9 million for both 2013 and 2014, $5.2 million for 2015, $5.0 million for 2016, $4.8 million for 2017 and $4.5 million for 2018. Purchased intangible amortization was $1.3 million ($0.9 million after tax) and $1.8 million ($1.2 million after tax) for the three months ended September 30, 2013 and 2012, respectively and $4.0 million ($2.7 million after tax) and $5.2 million ($3.4 million after tax) for the nine months ended September 30, 2013 and 2012, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.2 million and $3.3 million for the three months ended September 30, 2013 and 2012, respectively and $13.1 million and $10.0 million for the nine months ended September 30, 2013 and 2012, respectively.
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
At September 30, 2013 – Unaudited (Continued)
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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the nine months ended September 30 are as follows:

	September 30, 2013	September 30, 2012
Balance at beginning of period	$16,295	$16,748
Accruals for warranties	14,246	12,918
Foreign currency translation	20	48
Payments / utilizations	(14,354)	(13,585)
Balance at end of period	$16,207	$16,129

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.1 million and $9.0 million of share-based compensation expense for the three and nine months ended September 30, 2013, respectively, compared to $3.3 million and $9.2 million for the corresponding periods in 2012.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
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
Cash Flow Hedges
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company’s credit agreement to a fixed obligation of 3.24%. The swap is recorded gross in other non-current liabilities in the consolidated balance sheet at its fair value at September 30, 2013 and December 31, 2012 of $6.0 million and $8.2 million, respectively. The amount recognized in other comprehensive income (loss) during the three month periods ended September 30, 2013 and 2012 was a loss of $0.3 million ($0.2 million after tax) and a loss of $0.6 million ($0.4 million after tax), respectively, and during the nine month periods ended September 30, 2013 and 2012 the amount recognized was a loss of $0.1 million ($0.1 million after tax) and a loss of $2.0 million ($1.2 million after tax), respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $0.8 million ($0.5 million after tax) for both the three month periods ended September 30, 2013 and 2012, respectively, and $2.3 million ($1.4 million after tax) for both the nine month periods ended September 30, 2013 and 2012, respectively. A derivative loss of $3.0 million ($1.9 million after tax) based upon interest rates at September 30, 2013, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2013 no hedge ineffectiveness has occurred in relation to this hedge.
In June 2013, the Company entered into a forward starting interest rate swap agreement, designated as a cash flow hedge. The agreement which will change the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015. The swap is recorded in other non-current assets in the consolidated balance sheet at its fair value at September 30, 2013 of $0.7 million. The amount recognized in other comprehensive income (loss) during the three months and nine months ended September 30, 2013 and was a loss of $0.2 million ($0.1 million after tax) and a gain of $0.7 million ($0.4 million after tax), respectively.
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based businesses. The notional amount of foreign currency forward contracts outstanding at September 30, 2013 and December 31, 2012 was $76.7 million and $78.0 million, respectively. The foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet at September 30, 2013 in other current assets of $0.1 million and in accrued and other liabilities of $0.6 million, respectively. At December 31, 2012, the foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet in accrued and other liabilities of $0.4 million. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassifies these amounts into earnings in the period in which the transactions affect earnings. The amount recognized in other comprehensive income (loss) during the three month period ended September 30, 2013 and 2012 was a loss of $0.2 million ($0.2 million after tax) and a loss of $0.6 million ($0.5 million after tax), respectively, and during the nine months ended September 30, 2013, a loss of $1.6 million ($1.3 million after tax) and a loss of $0.6 million ($0.5 million after tax), respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to cost of sales was $0.5 million ($0.4 million after tax) during the three

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

months ending September 30, 2013 and a loss of $1.5 million ($1.2 million after tax) for the nine months ended September 30, 2013. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to cost of sales was insignificant during the three months ended September 30, 2012. A derivative loss of $0.5 million ($0.4 million after tax) based upon foreign currency rates at September 30, 2013, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2013 no hedge ineffectiveness has occurred in relation to this hedge.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at September 30, 2013 and December 31, 2012 in other current assets of $0.9 million and $0.4 million, respectively, and other liabilities of $0.5 million and $0.3 million, respectively. The Company recognized in other charges (income), net, a gain of $1.4 million during both the three months ended September 30, 2013 and 2012, respectively, and a net gain of $0.7 million and $1.7 million during the nine months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, these contracts had a notional value of $146.9 million and $132.3 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At September 30, 2013 and December 31, 2012, the Company had derivative assets totaling $1.8 million and $0.4 million, respectively, and derivative liabilities totaling $7.1 million and $8.9 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The fair value of the foreign currency forward contract hedging forecasted intercompany sales is priced with observable market assumptions with appropriate valuations for credit risk. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2013 and December 31, 2012.
At September 30, 2013 and December 31, 2012, the Company had $14.3 million and $13.6 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A fair value hierarchy has been established that categorizes these inputs into three levels:

Level 1:	Quoted prices in active markets for identical assets and liabilities

Level 2:	Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:	Unobservable inputs
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

	September 30, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,311	$—	$14,311	$—	$13,636	$—	$13,636	$—
Interest rate swap agreement	717	—	717	—	—	—	—	—
Foreign currency forwards contracts designed as cash flow hedges	135	—	135	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	939	—	939	—	448	—	448	—
Total	$16,102	$—	$16,102	$—	$14,084	$—	$14,084	$—

Liabilities:
Interest rate swap agreement	$5,996	$—	$5,996	$—	$8,172	$—	$8,172	$—
Foreign currency forwards contracts designed as cash flow hedges	618	—	618	—	421	—	421	—
Foreign currency forward contracts not designated as hedging instruments	504	—	504	—	280	—	280	—
Total	$7,118	$—	$7,118	$—	$8,873	$—	$8,873	$—

5.	INCOME TAXES
The provision for taxes for both the three and nine month periods ended September 30, 2013 is based upon the Company’s projected annual effective rate of 24%.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.	DEBT
Debt consisted of the following at September 30, 2013:

	September 30, 2013
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
Credit agreement	163,958	20,913	184,871
Other local arrangements	—	16,019	16,019
Total debt	363,958	36,932	400,890
Less: current portion	—	(16,019)	(16,019)
Total long-term debt	$363,958	$20,913	$384,871
As of September 30, 2013, the Company had $690.9 million of availability remaining under the credit agreement.

In the third quarter of 2013, the Company issued and sold $50 million of 4.10% Senior Notes due September 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company.

Interest on the 4.10% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2014. The Company may at any time prepay the 4.10% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a "make-whole" prepayment premium.

The 4.10% Senior Notes contain customary affirmative and negative covenants for agreements of this type that are substantially similar to those contained in the previously issued debt of the Company. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at September 30, 2013.

Issuance costs approximating $0.3 million will be amortized to interest expense over the 10-year term of the 4.10% Senior Notes.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In July 2013, the Board of Directors authorized the Company to buy back an additional $750 million shares. The Company expects the new authorization will be utilized over the next several years. As of September 30, 2013, the Company had $969.9 million of remaining availability under the Company's share repurchase program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. The Company has purchased 21.1 million shares since the inception of the program through September 30, 2013.
During the nine months ended September 30, 2013 and 2012, the Company spent $217.4 million and $207.9 million on the repurchase of 1,004,398 shares and 1,241,359 shares at an average price per share of $216.44 and $167.42, respectively. The Company reissued 280,691 shares and 295,090 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2013 and 2012, respectively.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the period ended September 30, 2013:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2012	$56,012	$(5,438)	$(148,035)	$(97,461)
Other comprehensive income (loss), net of tax:
Unrealized gains (loss) on cash flow hedging arrangements	—	(924)	—	(924)
Foreign currency translation adjustment	9,911	34	(266)	9,679
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	2,620	5,551	8,171
Net change in other comprehensive income (loss), net of tax	9,911	1,730	5,285	16,926
Balance at September 30, 2013	$65,923	$(3,708)	$(142,750)	$(80,535)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30, 2013:

	September 30, 2013
	Three Months Ended	Nine Months Ended	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$777	$2,299	Interest expense
Foreign currency forward contracts	486	1,517	Cost of sales - products
Total before taxes	1,263	3,816
Provision for taxes	399	1,196	Provision for taxes
Total, net of taxes	$864	$2,620

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$2,571	$7,707	(a)
Provision for taxes	907	2,156	Provision for taxes
Total, net of taxes	$1,664	$5,551

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three and nine months ended September 30, 2013.

Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Net earnings	$74,326	$72,183	$195,932	$186,214
Other comprehensive income (loss), net of tax	28,206	16,775	16,926	$12,831
Comprehensive income, net of tax	$102,532	$88,958	$212,858	$199,045

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, solely relating to outstanding stock options and restricted stock units:

	2013	2012
Three months ended	761,736	753,019
Nine months ended	773,139	793,099
For the three and nine months September 30, 2013, there were no anti-dilutive outstanding options or restricted stock units. Outstanding options and restricted stock units to purchase or receive 267,208 and 229,474 shares of common stock for the three and nine month periods ended September 30, 2012,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost, net	$123	$114	$4,364	$3,481	$54	$83	$4,541	$3,678
Interest cost on projected benefit obligations	1,439	1,523	4,864	5,441	101	135	6,404	7,099
Expected return on plan assets	(1,788)	(1,741)	(8,650)	(7,962)	—	—	(10,438)	(9,703)
Recognition of prior service cost	—	—	(991)	(335)	22	—	(969)	(335)
Recognition of actuarial losses/(gains)	1,945	1,916	1,842	622	(247)	(188)	3,540	2,350
Net periodic pension cost/(credit)	$1,719	$1,812	$1,429	$1,247	$(70)	$30	$3,078	$3,089

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost, net	$370	$342	$12,991	$10,707	$162	$249	$13,523	$11,298
Interest cost on projected benefit obligations	4,316	4,569	14,569	16,580	303	405	19,188	21,554
Expected return on plan assets	(5,365)	(5,223)	(25,912)	(24,337)	—	—	(31,277)	(29,560)
Recognition of prior service cost	—	—	(2,965)	(1,045)	65	—	(2,900)	(1,045)
Recognition of actuarial losses/(gains)	5,837	5,748	5,511	1,844	(741)	(564)	10,607	7,028
Net periodic pension cost/(credit)	$5,158	$5,436	$4,194	$3,749	$(211)	$90	$9,141	$9,275

The Company expects to make employer contributions of approximately $7.7 million and $23.6 million to its U.S. pension plan and non-U.S. pension plans and employer contributions of approximately $1.1 million to its U.S. post-retirement medical plan during the year ended December 31, 2013. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
During 2012 we initiated additional cost reduction measures in response to global economic conditions. For the three and nine months ended September 30, 2013, we have incurred $5.5 million and $13.7 million, respectively of restructuring expenses which primarily comprised of employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2013 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2012	$11,655	$290	$11,945
Restructuring charges	9,845	3,885	13,730
Cash payments and utilization	(10,311)	(3,882)	(14,193)
Impact of foreign currency	67	—	67
Balance at September 30, 2013	$11,256	$293	$11,549

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

13.	SEGMENT REPORTING
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2013
September 30, 2013	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$181,644	$21,356	$203,000	$32,878	$307,933
Swiss Operations	31,539	107,856	139,395	37,233	23,745
Western European Operations	166,283	25,760	192,043	26,156	106,192
Chinese Operations	104,549	42,145	146,694	32,965	741
Other (a)	107,671	1,302	108,973	11,366	13,488
Eliminations and Corporate (b)	—	(198,419)	(198,419)	(24,517)	—
Total	$591,686	$—	$591,686	$116,081	$452,099

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2013	Customers	Segments	Sales	Profit
U.S. Operations	$527,425	$56,629	$584,054	$91,002
Swiss Operations	93,402	308,498	401,900	109,807
Western European Operations	469,247	80,353	549,600	67,948
Chinese Operations	293,047	110,290	403,337	86,987
Other (a)	311,598	4,231	315,829	30,577
Eliminations and Corporate (b)	—	(560,001)	(560,001)	(78,401)
Total	$1,694,719	$—	$1,694,719	$307,920

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2012
September 30, 2012	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$176,874	$19,465	$196,339	$36,627	$307,857
Swiss Operations	28,199	99,316	127,515	34,355	23,107
Western European Operations	149,785	25,828	175,613	22,045	104,337
Chinese Operations	113,323	35,552	148,875	33,067	713
Other (a)	110,372	1,500	111,872	12,501	15,002
Eliminations and Corporate (b)	—	(181,661)	(181,661)	(29,355)	—
Total	$578,553	$—	$578,553	$109,240	$451,016

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2012	Customers	Segments	Sales	Profit
U.S. Operations	$511,354	$54,203	$565,557	$95,987
Swiss Operations	88,224	290,585	378,809	89,809
Western European Operations	459,074	74,513	533,587	62,288
Chinese Operations	313,096	91,487	404,583	89,316
Other (a)	312,488	4,494	316,982	31,826
Eliminations and Corporate (b)	—	(515,282)	(515,282)	(78,135)
Total	$1,684,236	$—	$1,684,236	$291,091

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2013 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2013	2012	2013	2012
Earnings before taxes	$97,796	$95,605	$257,805	$246,639
Amortization	6,675	5,215	17,604	15,771
Interest expense	5,557	5,568	16,500	17,097
Restructuring charges	5,532	3,118	13,730	11,261
Other charges (income), net	521	(266)	2,281	323
Segment profit	$116,081	$109,240	$307,920	$291,091

During the three months ended September 30, 2013, restructuring charges of $5.5 million were recognized, of which $0.8 million, $1.9 million, $2.1 million, and $0.7 million related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively. Restructuring charges of $3.1 million were recognized during the three months ended September 30, 2012, of which $0.2 million, $0.3 million, $1.8 million, $0.7 million and $0.1 million related to the Company’s U.S., Swiss, Western European Chinese and Other Operations, respectively. Restructuring charges of $13.7 million were recognized during the nine months ended September 30, 2013, of which $1.3 million, $7.2 million, $3.4 million, $1.5 million, and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $11.3 million were recognized during the nine months ended September 30, 2012, of which $1.0 million, $4.2 million, $5.2 million, $0.8 million and $0.1 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2013 and 2012 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$591,686	100.0	$578,553	100.0	$1,694,719	100.0	$1,684,236	100.0
Cost of sales	273,113	46.2	270,396	46.7	788,050	46.5	799,969	47.5
Gross profit	318,573	53.8	308,157	53.3	906,669	53.5	884,267	52.5
Research and development	29,046	4.9	27,896	4.8	85,749	5.1	84,529	5.0
Selling, general and administrative	173,446	29.3	171,021	29.6	513,000	30.3	508,647	30.2
Amortization	6,675	1.1	5,215	0.9	17,604	1.0	15,771	1.0
Interest expense	5,557	0.9	5,568	1.0	16,500	1.0	17,097	1.0
Restructuring charges	5,532	0.9	3,118	0.5	13,730	0.8	11,261	0.7
Other charges (income), net	521	0.1	(266)	—	2,281	0.1	323	—
Earnings before taxes	97,796	16.6	95,605	16.5	257,805	15.2	246,639	14.6
Provision for taxes	23,470	4.0	23,422	4.0	61,873	3.6	60,425	3.5
Net earnings	$74,326	12.6	$72,183	12.5	$195,932	11.6	$186,214	11.1

Net sales
Net sales were $591.7 million and $1.695 billion for the three and nine months ended September 30, 2013, compared to $578.6 million and $1.684 billion for the corresponding periods in 2012. This represents an increase of 2% and 1% in U.S. dollars for the three and nine months ended September 30, 2013, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 1% for the three months ended September 30, 2013, and were flat for the nine months ended September 30, 2013, as compared to prior year comparable periods. Net sales in local currency for the three months ended were reduced by approximately 1% due to the exit of certain industrial-related businesses in China. Globally, economic conditions remain uncertain and accordingly, we are cautious regarding our sales growth outlook.

Net sales by geographic destination for the three and nine months ended September 30, 2013, in U.S. dollars increased 5% and 4% in the Americas, increased 11% and 3% in Europe, and decreased 9% and 6% in Asia/Rest of World. In local currencies, our net sales by geographic destination for the three and nine months ended September 30, 2013, increased 5% and 4% in the Americas, increased 7% and 1% in Europe and decreased 8% and 5% in Asia/Rest of World. Net sales in local currency for Asia/Rest of World for the three and nine months ended September 30, 2013 were reduced by approximately 2% and 1%, respectively, due to the exit of certain industrial-related businesses in China. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2012, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 1% in U.S. dollars and local currencies for the three months ended September 30, 2013 and decreased 1% in U.S. dollars and local currencies for the nine months ended September 30, 2013, compared to the corresponding periods in 2012. Service revenue (including spare parts) increased by 6% in U.S. dollars for both the three and nine months ended September 30, 2013, and increased in local currencies by 3% and 5% for the three and nine months ended September 30, 2013, compared to the corresponding periods in 2012.
Net sales of our laboratory-related products, which represented approximately 46% of our total net sales for the three and nine months ended September 30, 2013, increased 3% and 1% in both U.S. dollars and local currencies for the three and nine months ended September 30, 2013, respectively. Net sales of our laboratory-related products for the three months ended September 30, 2013 included solid growth in Europe and the Americas. These results were partly offset by reduced sales volume in Asia Pacific, particularly China, primarily related to difficult market conditions and a challenging prior period comparison. Net sales growth during the three month period also included strong growth in laboratory balances and process analytics related to higher sales volume and favorable price realization.
Net sales of our industrial-related products, which represented approximately 45% of our total net sales for the three and nine months ended September 30, 2013, decreased 2% and 1% for the three and nine months ended September 30, 2013, respectively. In local currency industrial-related products decreased 3% and 2% for the three and nine months ended September 30, 2013, compared to the corresponding prior year periods. The decrease in net sales of our industrial-related products included a decline in Asia Pacific, particularly China, primarily due to unfavorable market conditions in the country. In addition, the exit of certain industrial-related businesses reduced net sales by approximately 1% for the three months ended September 30, 2013. We also experienced a decline in core-industrial products in the Americas, offset in part by strong growth in product inspection for the three months ended September 30, 2013.
Net sales in our food retailing markets, which represented approximately 9% of our total net sales for the three and nine months ended September 30, 2013, increased 17% and 5% for the three and nine months ended September 30, 2013, respectively. In local currency our food retailing markets increased 14% and 3% for the three and nine months ended September 30, 2013, compared to the corresponding prior year periods. The increase in net sales of our food retailing markets for the three months ended September 30, 2013 included strong growth in each region with particularly strong project activity in the Americas.
Gross profit
Gross profit as a percentage of net sales was 53.8% and 53.3% for the three months ended September 30, 2013 and 2012, respectively, and 53.5% and 52.5% for the nine months ended September 30, 2013 and 2012, respectively.

Gross profit as a percentage of net sales for products was 57.3% and 57.2% for the three and nine months ended September 30, 2013, respectively, compared to 56.4% and 55.8% for the corresponding periods in 2012.
Gross profit as a percentage of net sales for services (including spare parts) was 41.5% and 40.6% for the three and nine months ended September 30, 2013, respectively, compared to 41.8% and 40.1% for the corresponding periods in 2012.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2013, primarily reflects increased price realization and reduced material costs, offset in part by unfavorable currency. The three months ended September 30, 2013 was also reduced by unfavorable business mix.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 4.9% and 5.1% for the three and nine months ended September 30, 2013, respectively, compared to 4.8% and 5.0% for the corresponding periods during 2012. Research and development expenses increased 4% and 2% in U.S. dollars and local currencies for the three months ended September 30, 2013, and increased 1% in both U.S. dollars and local currencies for the nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012 relating to the timing of research and development projects and product launch activities, as well as benefits from our increased activities in low-cost countries.
Selling, general and administrative expenses as a percentage of net sales were 29.3% and 30.3% for the three and nine months ended September 30, 2013, respectively, compared to 29.6% and 30.2% in the corresponding periods during 2012. Selling, general and administrative expenses increased 1% in U.S. dollars for both the three and nine months ended September 30, 2013, respectively, and were flat in local currencies for the three months and increased 1% for the nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012. Selling, general and administrative expenses for the three and nine month periods include increased sales and marketing investments, offset in part by benefits from our cost reduction activities.
Interest expense, other charges (income), net and taxes
Interest expense was $5.6 million and $16.5 million for the three and nine months ended September 30, 2013, respectively, and $5.6 million and $17.1 million for the corresponding periods in 2012. Interest expense decreased for the nine months ended September 30, 2013 primarily as a result of a decrease in average borrowings.
Other charges (income), net consist primarily of interest income, (gains) losses from foreign currency transaction and other items.

The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three and nine months periods ended September 30, 2013, as compared to 24.5% for the three and nine months ended September 30, 2012. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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

U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	%	2013	2012	%
Total net sales	$203,000	$196,339	3%	$584,054	$565,557	3%
Net sales to external customers	$181,644	$176,874	3%	$527,425	$511,354	3%
Segment profit	$32,878	$36,627	(10)%	$91,002	$95,987	(5)%

Total net sales and net sales to external customers increased 3% for both the three and nine months ended September 30, 2013 compared with the corresponding periods in 2012. The increase in total net sales and net sales to external customers for the three and nine months ended September 30, 2013, reflected particularly strong growth in food retailing related to increased project activity. Total net sales and net sales to external customers for the three months ended included a decline in core-industrial products due to reduced sales volume.
Segment profit decreased $3.7 million and $5.0 million for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The decrease in segment profit was primarily due to a reduction in inter-segment royalty income, unfavorable business mix, partially offset by favorable price realization.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	%1)	2013	2012	%1)
Total net sales	$139,395	$127,515	9%	$401,900	$378,809	6%
Net sales to external customers	$31,539	$28,199	12%	$93,402	$88,224	6%
Segment profit	$37,233	$34,355	8%	$109,807	$89,809	22%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 9% and 6% in U.S. dollars for the three and nine months ended September 30, 2013, respectively. Total net sales in local currency increased 6% for both the three and nine months ended September 30, 2013, compared to the corresponding periods in 2012. Net sales to external customers increased 12% and 6% in U.S. dollars and 9% and 5% in local currency during the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The increase in local currency net sales to external customers for the three months ended September 30, 2013 reflected particularly strong volume growth in laboratory-related products.

Segment profit increased $2.9 million and $20.0 million for the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. Segment profit includes favorable inter-segment price realization and royalty income, increased productivity, reduced material costs and benefits from our cost reduction initiatives, offset in part by unfavorable currency exchange rate fluctuations.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	%1)	2013	2012	%1)
Total net sales	$192,043	$175,613	9%	$549,600	$533,587	3%
Net sales to external customers	$166,283	$149,785	11%	$469,247	$459,074	2%
Segment profit	$26,156	$22,045	19%	$67,948	$62,288	9%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 9% and 3% in U.S. dollars for the three and nine months ended September 30, 2013, respectively. Total net sales in local currency increased 5% and 1% for the three and nine months ended September 30, 2013, compared to the corresponding periods in 2012. Net sales to external customers increased 11% and 2% in U.S. dollars for the three and nine months ended September 30, 2013, respectively. Net sales to external customers in local currency increased 6% and were flat for the three and nine months ended September 30, 2013, compared to the corresponding periods in 2012. Total net sales and net sales to external customers for the three months ended September 30, 2013 primarily reflects increased sales volume and favorable price realization across most product categories, with particularly strong growth in laboratory-related products and food retailing.

Segment profit increased $4.1 million and $5.6 million for the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. Segment profit benefited from increased sales volume, favorable price realization, reduced expenses from our cost reduction activities, and favorable currency exchange rate fluctuations.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	%1)	2013	2012	%1)
Total net sales	$146,694	$148,875	(1)%	$403,337	$404,583	0%
Net sales to external customers	$104,549	$113,323	(8)%	$293,047	$313,096	(6)%
Segment profit	$32,965	$33,067	0%	$86,987	$89,316	(3)%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 1% and were flat in U.S. dollars for the three and nine months ended September 30, 2013, and decreased 4% and 2% in local currency for both the three and nine months ended September 30, 2013, compared to the corresponding periods in 2012. Net sales to external customers decreased 8% and 6% in U.S. dollars and decreased 10% and 8% in local currency during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. Part of the sales decline, approximately 3% and 1% for three and nine month periods ended September 30, 2013, respectively, relates to the exit of certain industrial-related businesses. Overall, Chinese market conditions for our products remain weak due to a lack of growth in certain end-user segments and a reduction of credit availability for many local Chinese customers. Weak market growth in certain segments of the Chinese market may last for some time and sales may continue to be adversely impacted.

Segment profit decreased $0.1 million and $2.3 million for the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The decrease in segment profit for the three and nine months ended September 30, 2013 includes reduced sales volume to external customers and increased sales and marketing expenditures, offset by reduced material costs, favorable price realization and improved business mix. The decrease in segment profit for the nine months ended September 30, 2013 also includes increased inter-segment royalty expenses.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	%1)	2013	2012	%1)
Total net sales	$108,973	$111,872	(3)%	$315,829	$316,982	0%
Net sales to external customers	$107,671	$110,372	(2)%	$311,598	$312,488	0%
Segment profit	$11,366	$12,501	(9)%	$30,577	$31,826	(4)%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 3% and were flat in U.S. dollars for the three and nine months ended September 30, 2013, and increased 2% in local currency for both the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. Net sales to external customers decreased 2% and were flat in U.S. dollars for the three and nine months ended September 30, 2013, and increased 2% and 3% in local currency for the three and nine month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The increase in local currency total net sales and net sales to external customers reflects increased growth in most product categories except food retailing.

Segment profit decreased $1.1 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The decrease in segment profit during the three months ended September 30, 2013 is primarily due to unfavorable currency exchange rate fluctuations offset in part by increased sales volume and favorable business mix. Operating profit for the three and nine month periods was also impacted by increased cash incentive expense.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $237.4 million during the nine months ended September 30, 2013, compared to $216.0 million in the corresponding period in 2012. The increase in 2013 is primarily due to decreased cash incentive payments of approximately $25 million as compared to the nine months ended September 30, 2012 as well as increased deferred revenue and customer prepayments, offset in part by increased inventory levels, and the timing of higher tax and pension payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $57.0 million for the nine months ended September 30, 2013 compared to $64.3 million in the corresponding period in 2012.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of September 30, 2013, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2013:

	September 30, 2013
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
Credit agreement	163,958	20,913	184,871
Other local arrangements	—	16,019	16,019
Total debt	363,958	36,932	400,890
Less: current portion	—	(16,019)	(16,019)
Total long-term debt	$363,958	$20,913	$384,871

As of September 30, 2013, approximately $690.9 million was available under our credit agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

In the third quarter of 2013, we issued and sold $50 million of 4.10% Senior Notes due September 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company.

Interest on the 4.10% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2014. The Company may at any time prepay the 4.10% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a "make-whole" prepayment premium.

The 4.10% Senior Notes contain customary affirmative and negative covenants for agreements of this type that are substantially similar to those contained in the previously issued debt of the Company. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at September 30, 2013.

Issuance costs approximating $0.3 million will be amortized to interest expense over the 10-year term of the 4.10% Senior Notes.

We continue to explore potential acquisitions. In connection with any acquisitions, we may incur additional indebtedness.

Share Repurchase Program

In July 2013, the Board of Directors authorized the Company to buy back an additional $750 million shares. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. As of September 30, 2013, the Company had $969.9 million of remaining availability under the Company's share repurchase program. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors. We have purchased 21.1 million shares since the inception of the program through September 30, 2013.
During the nine months ended September 30, 2013 and 2012, we spent $217.4 million and $207.9 million on the repurchase of 1,004,398 shares and 1,241,359 shares at an average price per share of $216.44 and $167.42, respectively. We reissued 280,691 shares and 295,090 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2013 and 2012, respectively.

Effect of Currency on Results of Operations
Because we conduct operations in many countries, our operating income can be significantly affected by fluctuations in currency exchange rates. Swiss franc-denominated expenses represent a much greater percentage of our total operating expenses than Swiss franc-denominated sales represent of our total net sales. In part, this is because most of our manufacturing and product development costs in Switzerland relate to products that are sold outside Switzerland. In addition, we have a number of corporate functions located in Switzerland. Therefore, if the Swiss franc strengthens against all or most of our major trading currencies (e.g., the U.S. dollar, the euro, other major European currencies, the Chinese yuan and the Japanese yen), our operating profit is reduced. We also have significantly more sales in euro than we have expenses. Therefore, when the euro weakens against the U.S. dollar and the Swiss franc, it also decreases our operating profits. Accordingly, the Swiss franc exchange rate to the euro is an important cross-rate that we monitor. During the third quarter of 2011, the Swiss National Bank established a floor of 1.20 relating to the Swiss franc exchange rate to the euro. The duration for which the Swiss National Bank will maintain this exchange rate floor of 1.20 is currently unknown. Beginning in the third quarter of 2012, we entered into foreign currency forward contracts, as described in Note 3 of our consolidated financial statements, which reduce our exposure to a strengthening of the Swiss franc versus the euro. These forward contracts currently continue until October 2014. We estimate, absent these forward contracts, that a 1% strengthening of the Swiss franc against the euro would result in a decrease in our earnings before tax of approximately $0.8 million to $1.2 million on an annual basis. The previously described foreign currency forward contracts reduce this exposure by approximately 75%. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would result in a decrease in our earnings before tax of $0.7 million to $0.9 million on an annual basis. In addition to the Swiss franc and major European currencies, we also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2013, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $4.1 million in the reported U.S. dollar value of the debt.
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

In July 2013, the Financial Accounting Standards Board ("FASB") issued amendments to ASC 740 "Income Taxes". The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or a tax credit carryforwards exists. The amendments will be effective for public entities for annual periods beginning after December 15, 2013. The Company is currently reviewing the implications of this amendment, but does not believe it will have a material impact on the financial statements.

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
We caution the reader that the above list of risks and factors that may affect results addressed in the forward-looking statements may not be exhaustive. Other sections of this quarterly report on Form 10-Q for the period ended September 30, 2013 and other documents incorporated by reference may describe additional risks or factors that could adversely impact our business and financial performance. We operate in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict these new risk factors, nor can it assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2013, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Recently, our U.S. sales and marketing organization, as well as a new logistics hub in Europe, went live on our Blue Ocean program. As a result of the implementation, certain internal controls have changed. Management has taken steps to ensure appropriate controls were designed and operating as part of the implementation process. This initiative is not in response to any identified deficiency or weakness in our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2013 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

July 1 to July 31, 2013	105,869	$213.78	105,869	$1,019,877
August 1 to August 31, 2013	115,454	$226.72	115,454	$993,699
September 1 to September 30, 2013	102,141	$232.61	102,141	$969,938
Total	323,464	$224.34	323,464	$969,938

In July 2013, the Board of Directors authorized the Company to buy back an additional $750 million shares. As of September 30, 2013, the Company had $969.9 million of remaining availability under the Company's share repurchase program. We have purchased 21.1 million shares since the inception of the program through September 30, 2013.
During the nine months ended September 30, 2013 and 2012, we spent $217.4 million and $207.9 million on the repurchase of 1,004,398 and 1,241,359 shares at an average price per share of $216.44 and $167.42, respectively. We reissued 280,691 shares and 295,090 shares held in treasury for the exercise of stock options and restricted stock units for the nine months ended September 30, 2013 and 2012, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	November 8, 2013	By:	/s/ William P. Donnelly

William P. Donnelly
Group Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith