Form 10-K
period 2013-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2014-02-07
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of January 31, 2014 there were 29,389,802 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2013 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013) was approximately $6.0 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2014	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED December 31, 2013

FORWARD-LOOKING STATEMENTS DISCLAIMER

You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, capital expenditures, cash flow, tax-related matters, compliance with laws and effects of acquisitions.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

Item 1.	Business
We are a leading global supplier of precision instruments and services. We have strong leadership positions in our businesses and believe we hold global number-one market positions in a majority of them. Specifically, we are the largest provider of weighing instruments for use in laboratory, industrial and food retailing applications. We are also a leading provider of analytical instruments for use in life science, reaction engineering and real-time analytic systems used in drug and chemical compound development and process analytics instruments used for in-line measurement in production processes. In addition, we are the largest supplier of end-of-line inspection systems used in production and packaging for food, pharmaceutical and other industries.
Our business is geographically diversified, with net sales in 2013 derived 35% from both Europe and North and South America and 30% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in 1997.
Business Segments
We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. See Note 18 to the audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations by Operating Segment” for detailed results by segment and geographic region.
We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and services are described below. We also describe our customers and distribution, sales and service, research and development, manufacturing, and certain other matters. These descriptions apply to substantially all of our products and related segments.
Laboratory Instruments
We make a wide variety of precision laboratory instruments in the sample preparation, synthesis, analytical bench top and material characterization areas. Our portfolio includes laboratory balances, liquid pipetting solutions, titrators, thermal value analyzers, thermal analysis systems and other analytical instruments, such as moisture analyzers and density refractometers. The laboratory instruments business accounted for approximately 46% of our net sales in both 2013 and 2012 and 45% in 2011.
Laboratory Balances
Our laboratory balances have weighing ranges from one ten-millionth of a gram up to 64 kilograms. To cover a wide range of customer needs and price points, we market our balances in a range of product tiers offering different levels of functionality. Based on the same technology platform, we also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights. Laboratory balances are primarily used in the pharmaceutical, food, chemical, cosmetics, academia and other industries.

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
pH meters measure acidity in laboratory samples. We also sell density and refractometry instruments, which measure chemical concentrations in solutions. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing the loss on drying method.
Laboratory Software
LabX, our PC-based laboratory software platform, manages and analyzes data generated by our balances, titrators, pH meters, moisture analyzers and other analytical instruments. LabX provides full network capability; assists with workflow automation; has efficient, intuitive protocols; and enables customers to collect and archive data in compliance with the U.S. Food and Drug Administration’s traceability requirements for electronically stored data (also known as 21 CFR Part 11).
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
Process Analytics
Our process analytics business provides instruments for the in-line measurement of liquid and gas parameters used primarily in the production process of pharmaceutical, biotech, beverage, microelectronics, chemical and refining companies, as well as power plants. Close to half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meet the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards. We are a leading solution provider for liquid analytical measurement to control and optimize production processes. Our solutions include sensor technology for measuring pH, dissolved oxygen, carbon dioxide, conductivity, turbidity, ozone, total organic carbons, sodium and silica, as well as laser analyzers for gas measurement. Intelligent sensor diagnostics capabilities enable improved asset management solutions for our customers to reduce process downtime and maintenance costs. Our instruments offer leading multi-parameter capabilities and plant-wide control system integration, which are key for integrated measurement of multiple parameters to secure production quality and efficiency. With a worldwide network of specialists, we support customers in critical process applications, compliance and systems integration questions.

Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food and other industries. In addition, we manufacture metal detection and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 45% of our net sales in 2013, 2012 and 2011.

Industrial Weighing Instruments
We offer a comprehensive line of industrial scales and balances, such as bench scales and floor scales, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to weighing packages. Our products are used in a wide range of applications, such as counting applications and formulating and mixing ingredients.
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
Industrial Software
We offer software that can be used with our industrial instruments. Examples include FreeWeigh.Net, statistical quality control software, Formweigh.Net, our formulation/batching software; and OverDrive, which supports the operation of vehicle scales. FreeWeigh.Net and Formweigh.Net provide full network capability and enable customers to collect and archive data in compliance with 21 CFR Part 11.

Product Inspection
Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line product inspection systems (e.g., for use in food processing and packaging, pharmaceutical and other industries). We are a leading global provider of metal detectors, x-ray and camera-based visioning equipment, checkweighers, and track-and-trace solutions that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection is used to detect metallic contamination in metallized packaging and many types of non-metallic contamination, such as glass, calcified bone, stones and pits. Our x-ray systems can be used for mass control and for determining and controlling the fat content in meat. Our camera-based vision inspection solutions provide in-line inspection of package quality, labels and content, which are needs for food and beverage, consumer goods and pharmaceutical companies. Vision inspection systems with associated specialist software enable our pharmaceutical customers to implement traceability and serialization tracking, as required by regulation. Checkweighers are used to control the filled weight of packaged goods such as food, pharmaceuticals, and cosmetics. All of our technologies are integrated with material handling systems to ensure the correct presentation of the customer’s product to the device and the secure rejection of non-conforming product. Our technologies may also be used together as components of integrated packaging lines. ProdX Inspect is our quality and productivity control software for helping customers comply with regulations and optimize process efficiency, either as a stand-alone solution or through integration with the customer’s manufacturing and enterprise systems.
Retail Weighing Solutions
Supermarkets, hypermarkets and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits and cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. The device displays allow in-store marketing, which permits customers to make more decisions at the point of sale. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising and regulatory compliance. In North America, our offering includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 9% of our net sales in both 2013 and 2012 and 10% in 2011.
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
Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through indirect channels, including sales of our “Ohaus” branded products. Ohaus-branded products target markets, such as the educational market, in which customers are interested in lower cost, a more limited set of features and less comprehensive support and service.

We have a diversified customer base, with no single customer accounting for more than 1% of 2013 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2013, our sales and service group consisted of approximately 6,200 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 36 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expansion of our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services regardless of the customer’s location around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on demand services and replacement parts) accounted for approximately 22% of our net sales in 2013 and 21% in both 2012 and 2011. A significant portion of this amount is derived from the sale of replacement parts.
Beyond revenue opportunities, we believe service is a key part of our solution offering and helps significantly in customer retention. The close relationships and frequent contact with our large customer base allow us to be the trusted advisor of our customers, which provides us with high-quality sales opportunities as well as innovative product and application ideas.

Research and Development and Manufacturing
Producing Organizations
Our research, product development and manufacturing efforts are organized into a number of producing organizations. Our focused producing organizations help reduce product development time and costs, improve customer focus, and maintain technological leadership. The producing organizations work together to share ideas and best practices and there is a close interface and coordinated customer interaction among marketing organizations and producing organizations.

Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $345 million in research and development ($116.3 million in 2013, $112.5 million in 2012 and $116.1 million in 2011) which is approximately 5% of net sales. Our research and development efforts fall into two categories:

•
technology advancements, which generate new products or features and increase the value of our products. These advancements may be in the form of enhanced or new functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability or automation through robotics or other means.

•	cost reductions, which reduce the manufacturing cost of our products through better overall design.
We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing and product engineering. We have approximately 1,200 employees in research and development and product engineering in countries around the globe.
Manufacturing
We are a worldwide manufacturer, with facilities principally located in China, Switzerland, the United States, Germany and the United Kingdom. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated demand.
We generally manufacture only critical components, which are components that contain proprietary technology. When outside manufacturing is more efficient, we contract with other manufacturers for certain nonproprietary components. We use a wide range of suppliers. We believe our supply arrangements are adequate and that there are no material constraints on the sources and availability of materials. From time to time, we may rely on a single supplier for all of our requirements of a particular component. Supply arrangements for electronic components are generally made globally.
Backlog; Seasonality
Our manufacturing turnaround time is generally short, which permits us to manufacture orders to fill for most of our products. Backlog is generally a function of requested customer delivery dates and is typically no longer than one to two months.
Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than, sales in the second and third quarters. Fourth quarter sales have historically generated approximately 28% to 30% of our net sales. This trend has a somewhat greater effect on income from operations than on net sales because fixed costs are generally incurred evenly across all quarters.

Employees
Our total workforce including employees and temporary personnel as of December 31, 2013 was approximately 12,500 throughout the world, including approximately 4,900 in Europe, 3,300 in North and South America and 4,300 in Asia and other countries.

We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees. Approximately 600 employees in Germany and France are represented by unions.
Sustainability
We believe a sustainable business is one positioned for long-term growth and for us it defines our approach to decision making, from how we manage our impact on the environment to our relationships with employees, customers and shareholders.  We produced our first sustainability report in 2011 which outlined our GreenMT program launched in 2010 to improve our understanding of how our business affects the environment. We have gathered data to understand the magnitude of the global greenhouse gas or CO2 footprint generated not only by our fuel and electricity use, but also by the products we sell and our use of supply chains.  We are now working on making significant reductions in these emissions by finding new ways of managing our vehicle fleets, incorporating new design features into our products, improving the energy efficiency of our buildings and processes and looking at how we source the electricity we use in our facilities. We think these efforts will produce a favorable impact on the environment as well as potential savings in future periods.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a new global operating model with standardized, automated and integrated processes, and high levels of global data transparency. It will encompass a new enterprise architecture, with a global, single instance ERP system. Within our IT systems we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss, Chinese and certain U.S. operations and now have approximately half of the program completed as measured in users. We expect to implement the program in Germany and additional operations in the U.S. over the next two years.
Intellectual Property
We hold over 4,800 patents and trademarks (including pending applications), primarily in the United States, Switzerland, Germany, the United Kingdom, Italy, France, Japan, China, South Korea, Brazil and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. Residual ground water contamination at this site is now within a Classification Exception Area which the Department of Environmental Protection has approved and within which the company oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The Department of Environmental Protection does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. In 2010, testing of indoor air at certain buildings within the site led to the installation of a vapor intrusion mitigation system at one building. We estimate that the costs of compliance associated with the site over the next several years will approximate $0.5 million.
In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that these sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Although we believe that we are in substantial compliance with applicable environmental requirements and, to date, we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could have a material adverse effect on our financial condition, results of operations or cash flows.
Competition
Our markets are highly competitive. Many of the markets in which we compete are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. For example, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. In addition, some of our competitors are domiciled in emerging markets and may have a lower cost structure than ours. We are confronted with new competitors in emerging markets which, although relatively small in size today, could become larger companies in their home markets. Given the sometimes significant growth rates of these emerging markets, and in light of their cost advantage over developed markets, emerging market competitors could become more significant global competitors. Taken together, the competitive forces present in our markets can impair our operating margins in certain product lines and geographic markets.

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
Company Website and Information
You can find our website on the Internet at www.mt.com. The website contains information about us and our operations. You can view and download free of charge copies of each of our filings with the SEC on Form 10-K, Form 10-Q, Form 8-K and Schedule 14A and all amendments to those reports by accessing www.mt.com, clicking on About Us, Investor Relations and then clicking on SEC Filings. You may also read and copy these filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
Our website also contains copies of the following documents that you can download free of charge:

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Code of Conduct

•	Sustainability Report
You can also obtain in print, free of charge, any of the above documents and any of our reports on Form 10-K, Form 10-Q, Form 8-K and Schedule 14A and all amendments to those reports by sending a written request to our Investor Relations Department:
Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240 U.S.A.
Phone: +1 614 438 4748
Fax: +1 614 438 4646
E-mail: mary.finnegan@mt.com

Item 1A.	Risk Factors
Factors Affecting Our Future Operating Results
We sell primarily to companies in developed countries. Continued economic uncertainty in these countries could hurt our operating results.

Most of our business is derived from companies in developed countries. Economic instability in many parts of the world, including sovereign debt levels in the European Union and the United States, continues to be a situation that we are monitoring closely. A potential financial crisis on financial institutions globally would likely have an adverse effect on the global capital markets and our business. In addition, if developed countries continue to experience slow growth or recession, we could see the following effects:

•	a drop in demand for our products;

•	companies being unable to finance their businesses;

•	difficulty in obtaining materials and supplies;

•	potential devaluation and/or impairment of assets;

•	difficulty in collecting accounts receivables;

•	an increase in accounts receivable write-offs; and

•	greater foreign exchange rate volatility affecting our profitability and cash flow.

Economic downturns or recessions adversely affect our operating results because our customers often decrease or delay capital expenditures. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. These conditions would reduce our revenues and profitability.
Concerns regarding the European debt levels and market perception concerning the instability of the euro could affect our operating profits.

We conduct business in many countries that use the euro as their currency (the Eurozone). Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. In addition, concerns in recent years have existed regarding the overall stability of the euro, and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.
These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse effect on the global capital markets and, more specifically on the ability of our Company, our customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for our products.

We are subject to certain risks associated with our international operations and have a significant concentration of business in China.
We conduct business in many countries, including emerging markets in Asia, Latin America and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for 17% of sales to external customers and approximately 30% of our global production, and 26% of segment profit during 2013. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us.
Including the following:

•	countries may revise or alter their respective legal and regulatory requirements;

•	local tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•
nationalization of private enterprises which may result in the confiscation of assets as we hold significant assets around the world in the form of property, plant and equipment, inventory and accounts receivable, as well as $64.4 million of cash at December 31, 2013 in our Chinese subsidiaries;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including tax disputes, imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	other uncertain local economic, political and social conditions, including hyper-inflationary conditions or periods of low or no productivity growth; and

•	credit tightening or reduction in credit availability for local customers.
We must also comply with regulations regarding the conversion and repatriation of funds earned in local currencies. For example, we need government approval to convert earnings from our operations in China into other currencies and to repatriate these funds. If we cannot comply with these or other applicable regulations, we may face increased difficulties in using cash generated in China.
We are required to comply with various import, export control and economic sanctions laws, which may affect our transactions with certain customers, business partners and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services and technologies, and in other circumstances, we may be required to obtain an export license before exporting a controlled item. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services and damage to our reputation.
Our net sales to external customers in China decreased 8% in 2013 versus the previous year in local currencies primarily related to weaker market conditions. These market conditions reflect overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. Growth in China and other emerging markets can be expected to be volatile and the timing of recoveries can be uncertain.
We operate in highly competitive markets, and it may be difficult for us to preserve operating margins, gain market share, and maintain a technological advantage.

Our markets are highly competitive. Many are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. Some of our competitors are domiciled or operate in emerging markets and may have a lower cost structure than ours. We are confronted with new competitors in emerging markets which, although relatively small in size today, could become larger companies in their home markets. Given the sometimes significant growth rates of these emerging markets, and in light of their cost advantage over developed markets, emerging market competitors could become more significant global competitors. Taken together, the competitive forces present in our markets could harm our operating margins. We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have certain technological and other advantages over our competitors, we may not be able to maintain these advantages.
We are vulnerable to system failures, including those that may be related to cyber security attacks, which could harm our business.

We rely on our technology infrastructure to interact with suppliers, sell our products and services, support our customers, fulfill orders and bill, collect and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer viruses, and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in interruptions in our services or unauthorized disclosure of confidential information, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our services as a result of system failures.
We also are in the process of implementing a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over several years with the initial go-live rollout having occurred in 2010. We have implemented the program in our Swiss, Chinese and certain U.S. operations and now have approximately half of the program implemented, as measured in users. If the implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition, or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation will increase our reliance on a single information technology system which would have greater consequences should we experience a system disruption.
Our ability to manufacture and deliver products and services may be disrupted.

We have key manufacturing facilities located in China, Europe and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to satisfy customer demand for our products or services and lose sales. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.

Our business would suffer if we were unable to obtain supplies of material.

We purchase most of our raw materials, components and supplies from multiple suppliers. Some items are purchased from a limited or single source of supply, however, and disruption of these sources could affect our ability to manufacture products. Even where multiple sources of materials and components are available, the quality of the alternative materials, regulatory and contractual requirements to qualify materials for use in manufacturing, and the time required to establish new relationships with reliable suppliers could result in manufacturing delays and possible loss of sales. If we are unable to obtain materials or components for an extended time, this could damage our customer relationships and harm our financial condition or results of operations.
Our product development efforts may not produce commercially viable products in a timely manner.

If we do not introduce new products and enhancements, our products could become technologically obsolete over time, which would harm our operating results. To remain competitive, we must continue to make significant investments in research and development, sales and marketing, and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments. In developing new products, we may be required to make substantial investments before we can determine their commercial viability. As a result, we may not be successful in developing new products and we may never realize the benefits of our research and development activities.
A prolonged downturn or additional consolidation in the pharmaceutical, food and beverage and chemical industries could adversely affect our operating results. A reduction in the capital resources or government funding of our customers could reduce our sales.

Our products are used extensively in the pharmaceutical, food and beverage and chemical industries. Consolidation in the pharmaceutical and chemical industries hurt our sales in prior years. A prolonged economic downturn or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. A decline in government funding of research or education could reduce some customers' ability to purchase our products.
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

As a result of the current uncertain financial and economic environment, governments are facing greater pressure on public finances, which could lead to their more aggressively applying existing tax laws and regulations. Governments also periodically change tax laws and regulations.  Any changes in corporate income tax rates or regulations, on repatriation of dividends or capital, on transfer pricing as well as changes in the interpretation of existing tax laws and regulations in the jurisdictions in which we operate could adversely affect our cash flow and increase our overall tax burden, which would negatively affect our profitability.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell some products through third parties including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Violations of the FCPA or similar anti-bribery laws by distributors or other third party intermediaries could materially impact our business. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.
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
We may pursue acquisitions of complementary product lines, technologies or businesses. Acquisitions involve numerous risks, including difficulties in integrating the acquired operations, technologies and products; diversion of management’s attention from other business concerns; and potential departures of key employees of the acquired company. If we successfully identify acquisitions in the future, completing such acquisitions may result in new issuances of our stock that may be dilutive to current owners, increases in our debt and contingent liabilities and additional amortization expense related to intangible assets. Any of these acquisition-related risks could have a material adverse effect on our profitability.
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
We are subject to various environmental laws and regulations incur expenditures in complying with environmental laws and regulations. We are currently involved in, or have potential liability with respect to, the remediation of past contamination in various facilities. In addition, some of our facilities are or have been in operation for many decades and may have used substances or generated and disposed of wastes that are hazardous or may be considered hazardous in the future. These sites and disposal sites owned by others to which we sent waste may in the future be identified as contaminated and require remediation. Accordingly, it is possible that we could become subject to additional environmental liabilities in the future that may harm our results of operations or financial condition.

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
Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, from design and development, product safety, labeling, manufacturing, promotion, sales and distribution. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practice or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2013, our consolidated balance sheet included goodwill of $455.8 million and other intangible assets of $114.4 million.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements.
In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value. In preparing the valuation models we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The significant estimates and assumptions within our fair value models include sales growth, controllable cost growth, perpetual growth, effective tax rates and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.
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
Currency fluctuations affect our operating profits.

Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down.
A few factors help us manage these exchange rate risks. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro. The floor has effectively stopped the strengthening of the Swiss franc beyond the 1.20 level. We do not know how long the Swiss National Bank will maintain this exchange rate floor. Additionally, in the third quarter of 2012, we entered into foreign currency forward contracts that reduce approximately 75% of our exposure from the Swiss franc strengthening against the euro. The forward contracts expire in January 2015. Absent these forward exchange contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million annually. The impact on our earnings before tax of the Swiss franc strengthening against the U.S. dollar is approximately $0.4 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2013, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $8.5 million in the reported U.S. dollar value of the debt.
We have debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.
We have debt and we may incur substantial additional debt in the future. As of December 31, 2013, we had total indebtedness of approximately $301.1 million, net of cash of $111.9 million. Our debt instruments allow us to incur substantial additional indebtedness.
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
The note purchase agreements governing our senior notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. The restrictions these covenants place on us include limitations on our ability to incur liens and consolidate, merge, sell or lease all or substantially all of our assets. Our credit facility and the note purchase agreements governing our senior notes also require us to meet certain financial ratios.
Our ability to comply with these agreements may be affected by events beyond our control, including economic, financial and industry conditions. The breach of any of these covenants or restrictions could result in a default under the note purchase agreements governing the senior notes and/or under our credit facility. An event of default under the agreements governing our debt would permit holders of our debt to declare all amounts owed to them under such agreements to be immediately due and payable. Acceleration of our other indebtedness may cause us to be unable to make interest payments on the senior notes and repay the principal amount of the senior notes.
The lenders under our credit agreement may be unable to meet their funding commitments, reducing the amount of our borrowing capacity.
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $800 million. Our credit facility is provided by a group of 13 financial institutions, which individually have between 2% and 14% of the total funding commitment. At December 31, 2013, we had borrowings of $196.0 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $800 million amount available.
We make forward-looking statements, and actual events or results may differ materially from these statements because assumptions we have made prove incorrect due to market conditions in our industries or other factors.

We provide forward-looking statements both in our filings with the SEC and orally in connection with our quarterly earnings calls, including guidance on anticipated earnings per share. You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
In providing guidance on our future earnings, we evaluate our budgets, strategic plans, and other factors relating to our business. We make assumptions about external factors, including the following:

•	the outlook for our end markets and the global economy;

•	the impact of external factors on our competition;

•	the financial position of our customers;

•	the estimated costs of purchasing materials;

•	developments in personnel costs; and

•	rates for currency exchange, particularly between the Swiss franc and the euro.
Some of these assumptions may prove to be incorrect over time. For example, although no single customer accounts for more than 1% of our revenues, if a number of our customers experienced significant deteriorations in their financial positions concurrently, it could have an impact on our results of operations.
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

Our ability to make payments on our debt and to fund planned capital expenditures and research and development efforts depends on our ability to generate cash in the future. This is subject to factors beyond our control, including general economic, financial, competitive, legislative, regulatory, and other factors described in this section.
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
We are not currently involved in any legal proceeding that we believe could have a material adverse effect upon our financial condition, results of operations or cash flows. See the disclosure above under “Environmental Matters.”
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

	Common Stock Price Range
	High	Low
2013
Fourth Quarter	$253.27	$233.71
Third Quarter	$242.56	$205.55
Second Quarter	$228.00	$197.91
First Quarter	$221.56	$196.72
2012
Fourth Quarter	$195.00	$161.80
Third Quarter	$177.44	$148.68
Second Quarter	$185.08	$150.57
First Quarter	$189.67	$152.19
Holders
At January 31, 2014, there were 65 holders of record of common stock and 29,389,802 shares of common stock outstanding. We estimate we have approximately 43,485 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2008 through December 31, 2013 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index) and the SIC Code 3826 Index — Laboratory Analytical Instruments. Historically, we have not paid dividends on our common stock. However, the Company will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders and other factors deemed relevant by our Board of Directors.
Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

	12-31-08	12-31-09	12-31-10	12-31-11	12-31-12	12-31-13
Mettler-Toledo	$100	$156	$224	$219	$287	$360
S&P 500 Index	$100	$126	$146	$149	$172	$228
SIC Code 3826 Index	$100	$148	$188	$154	$202	$306
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2013	97,996	$242.82	97,996	$946,141
November 1 to November 30, 2013	99,752	246.53	99,752	921,547
December 1 to December 31, 2013	119,431	244.23	119,431	892,376
Total	317,179	$244.52	317,179	$892,376

We have a $3 billion share repurchase program, which includes an additional $750 million that was authorized by the Board of Directors during 2013. As of December 31, 2013, there was $892 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from existing cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 21.5 million common shares since the inception of the program in 2004 through December 31, 2013, at a total cost of $2.1 billion. During the years ended December 31, 2013 and 2012, we spent $295.0 million and $278.7 million on the repurchase of 1,321,577 shares and 1,637,827 shares at an average price per share of $223.18 and $170.13, respectively.

Item 6.	Selected Financial Data
The selected historical financial information set forth below as of and for the years then ended December 31 is derived from our audited consolidated financial statements. The financial information presented below, in thousands except share data, was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

	2013	2012	2011	2010	2009
Statement of Operations Data:
Net sales	$2,378,972	$2,341,528	$2,309,328	$1,968,178	$1,728,853
Cost of sales	1,096,946	1,100,473	1,091,054	930,982	839,516
Gross profit	1,282,026	1,241,055	1,218,274	1,037,196	889,337
Research and development	116,346	112,530	116,139	97,028	89,685
Selling, general and administrative	692,788	684,026	703,632	588,726	505,177
Amortization	24,539	21,357	17,808	14,842	11,844
Interest expense	22,711	22,764	23,226	20,057	25,117
Restructuring charges(a)	19,830	16,687	5,912	4,866	31,368
Other charges (income), net(b)	3,103	1,090	2,380	4,164	1,384
Earnings before taxes	402,709	382,601	349,177	307,513	224,762
Provision for taxes(c)	96,615	91,754	79,684	75,365	52,169
Net earnings	$306,094	$290,847	$269,493	$232,148	$172,593
Basic earnings per common share:
Net earnings	$10.22	$9.37	$8.45	$6.98	$5.12
Weighted average number of common shares	29,945,954	31,044,532	31,897,779	33,280,463	33,716,353
Diluted earnings per common share:
Net earnings	$9.96	$9.14	$8.21	$6.80	$5.03
Weighted average number of common and common equivalent shares	30,728,482	31,824,077	32,839,365	34,140,097	34,290,771
Balance Sheet Data:
Cash and cash equivalents	$111,874	$101,702	$235,601	$447,577	$85,031
Working capital(d)	263,572	242,141	201,718	166,034	156,369
Total assets	2,152,819	2,022,288	2,114,910	2,199,544	1,641,089
Long-term debt	395,960	347,131	476,715	670,301	203,590
Other non-current liabilities(e)	193,170	240,886	209,945	174,469	189,593
Shareholders’ equity(f)	935,052	827,219	781,137	771,584	711,138
_________________________

(a)
Restructuring charges primarily relate to our global cost reduction program initiated in 2008 as well as additional cost reduction measures initiated during 2012 and 2013. See Note 15 to the audited consolidated financial statements.

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

(d)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(e)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 13 to the audited consolidated financial statements.

(f)	No dividends were paid during the five-year period ended December 31, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements.
Changes in local currencies exclude the effect of currency exchange rate fluctuations. Local currency amounts are determined by translating current and previous year consolidated financial information at an index utilizing historical currency exchange rates. We believe local currency information provides a helpful assessment of business performance and a useful measure of results between periods. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. We present non-GAAP financial measures in reporting our financial results to provide investors with an additional analytical tool to evaluate our operating results.
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
Net sales in U.S. dollars increased by 2% in 2013 and by 1% in 2012. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 1% in 2013 and 4% in 2012. Net sales growth during 2013 was particularly impacted by weak global market conditions, particularly in China, as further described below. Global market conditions remain uncertain and accordingly, we are cautious regarding our net sales growth outlook. However, we expect to continue to benefit from our strong global leadership positions, diversified customer base, robust product offering, investment in emerging markets and the impact of our global sales and marketing programs. Examples of these programs include identifying and investing in growth opportunities, improving our lead generation and lead nurturing processes, further penetrating our market segments and more effectively pricing our products and services.
With respect to our end-user markets, we experienced increased results during 2013 versus the prior year in our laboratory-related end-user markets, such as pharmaceutical and biotech customers as well as the laboratories of chemical companies and food and beverage companies. Demand from these markets increased during 2013, in our developed markets. However, demand from these markets was partially offset by reduced demand from universities and government-funded research institutions, as well as difficult market conditions in China.
Our industrial markets, especially core-industrial products, were adversely impacted in 2013 by a deterioration in global market conditions, especially in China. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. Overall, Chinese market conditions for our products were weak during 2013 related to overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. Growth in China and other emerging markets can be expected to be volatile and the timing of recoveries can be uncertain. Our industrial products are especially sensitive to changes in economic growth.
Our food retailing markets experienced modest growth during 2013, related to increases in the Americas and Asia/Rest of World, offset by a decline in Europe. The net sales increases were primarily related to increased project activity in the Americas, offset in part by unfavorable economic conditions in Europe. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity or new regulation. Similar to our industrial business, emerging markets have also historically provided growth as the expansion of local emerging market economies creates a significant number of new retail stores each year.
In 2014, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
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
Expanding Emerging Markets.  Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East and Africa, account for approximately 35% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have over a 25-year track record in China, and our sales in Asia have grown more than 17% on a compound annual growth basis in local currencies since 1999. We have broadened our product offering to the Asian markets and benefit as multinational customers shift production to China. We are pleased with our accomplishments in China and in recent years have expanded our territory coverage into second-tier cities with new branch offices, additional dealers and more service professionals. India has also been a source of emerging market sales growth in past years due to increased life science research activities. However, market conditions (especially in China) deteriorated during 2013 and we experienced a 2% decline in emerging market local currency sales during 2013 versus the prior year, primarily related to a reduction in Chinese sales volume. Chinese market conditions for our products were weak in 2013 related to overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. Growth in China and other emerging markets can be expected to be volatile and the timing of recoveries can be uncertain. Within China we are redeploying resources and sales and marketing efforts to the faster- growing segments of pharma, food safety and environment. We believe the long-term growth of these segments will be favorably impacted by the Chinese government's emphasis on science, high-value industries and product quality. We expect our laboratory, process analytics and product inspection businesses will particularly benefit from these segments.
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
Maintaining Cost Leadership.  We continue to strive to improve our margins by optimizing our cost structure. For example, we have initiated various restructuring programs over the past few years in response to weakening market conditions. We have also focused on reallocating resources and better aligning our cost structure to support higher growth areas and opportunities for margin improvement. As previously mentioned, shifting production to China has also been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.
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
Results of Operations — Consolidated
Net sales
Net sales were $2,379.0 million for the year ended December 31, 2013, compared to $2,341.5 million in 2012 and $2,309.3 million in 2011. This represents increases of 2% in 2013, and 1% in 2012 in U.S. dollars and 1% and 4% in local currencies, respectively.
In 2013, our net sales by geographic destination increased in U.S. dollars by 3% in the Americas and 6% in Europe and decreased 5% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2013 by 3% in both the Americas and Europe, while net sales in Asia/Rest of World decreased 4%. A discussion of sales by operating segment is included below. Net sales in local currencies for Asia/Rest of World for the year ended December 31, 2013 were reduced by approximately 1%, due to the exit of certain industrial-related businesses in China. As previously mentioned, global market conditions remain uncertain and accordingly, we are cautious regarding our sales growth outlook.
As described in Note 18 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 1% in U.S. dollars and were flat in local currencies during 2013 and increased by 1% in U.S. dollars and 4% in local currencies in 2012. Service revenue (including spare parts) increased by 6% in U. S. dollars and 5% in local currencies in 2013, and 1% and 5% in U.S. dollars and local currencies, respectively, in 2012.

Net sales of our laboratory-related products, which represented approximately 46% of our total net sales in 2013, increased by 3% in both U.S. dollars and local currencies during 2013. Net sales of our laboratory-related products included strong growth in Europe, which is partly related to an easier prior year comparison. These results were partially offset by a slight decline in sales volume in Asia / Rest of World, particularly China, primarily related to difficult market conditions and a challenging prior period comparison. Net sales growth during the year also reflected modest growth in most product categories, which included favorable price realization.
Net sales of our industrial-related products, which represented approximately 45% of our total net sales in 2013, were flat in U.S. dollars and decreased 1% in local currencies during 2013. The decrease in net sales of our industrial-related products included volume declines in Asia/Rest of World (particularly China) primarily due to unfavorable market conditions. In addition, the exit of certain businesses in China reduced net sales in our industrial-related products by approximately 1% for the year ended December 31, 2013. We also experienced a volume decline in core-industrial products in the Americas and Asia/Rest of World, offset in part by strong growth in product inspection related to higher sales volume and favorable price realization.
Net sales in our food retailing products, which represented approximately 9% of our total net sales in 2013, increased by 3% in U.S. dollars and 1% in local currencies during 2013. The increase in net sales of our food retailing markets included strong volume growth in the Americas due to increased project activity. These results were partly offset by decreased sales volume in Europe primarily related to unfavorable market conditions.
Gross profit
Gross profit as a percentage of net sales was 53.9% for 2013, compared to 53.0% for 2012 and 52.8% for 2011.
Gross profit as a percentage of net sales for products was 57.3% for 2013, compared to 56.2% for 2012 and 56.3% for 2011. Gross profit as a percentage of net sales for services (including spare parts) was 41.6% for 2013, compared to 40.9% for 2012 and 39.4% for 2011.
The increase in gross profit as a percentage of net sales for 2013, primarily reflects increased price realization, favorable business mix and reduced material costs, offset in part by unfavorable currency.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 4.9% for 2013, 4.8% for 2012 and 5.0% for 2011. Research and development expenses in U.S. dollars increased by 3% in 2013 and decreased 3% in 2012, and in local currencies increased 2% in 2013 and were flat in 2012. Our research and development spending levels reflect the timing of projects and product launch activities, offset by benefits from our increased activities in low-cost countries.
Selling, general and administrative expenses as a percentage of net sales decreased to 29.1% for 2013, compared to 29.2% for 2012 and 30.5% for 2011. Selling, general and administrative expenses in U.S. dollars increased by 1% in 2013 and decreased by 3% in 2012, and in local currencies increased 1% in 2013 and were flat in 2012. Selling, general and administrative expenses include increased sales and marketing investments, including product launch activity, offset in part by benefits from our cost reduction activities.

Restructuring charges
During 2012 and 2013, we initiated additional cost reduction measures in response to global economic conditions. For the year ending December 31, 2013, we have incurred $19.8 million of restructuring expenses which primarily comprise employee-related costs. See Note 15 to our audited consolidated financial statements for a summary of restructuring activity during 2013.
Other charges (income), net
Other charges (income), net consisted of net charges of $3.1 million in 2013, compared to net charges of $1.1 million and $2.4 million in 2012 and 2011, respectively. Other charges (income), net consists primarily of (gains) losses from foreign currency transactions, interest income, and other items.
Interest expense and taxes
Interest expense was $22.7 million for 2013, compared to $22.8 million for 2012 and $23.2 million for 2011.
Our annual effective tax rate was 24% for both 2013 and 2012 and 23% for 2011. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.
During 2011 we recorded a discrete tax item resulting in net tax benefits of $3.8 million primarily related to the favorable resolution of certain prior year tax matters. The discrete tax item had the effect of lowering our annual effective tax rate by 1% in 2011.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our audited consolidated financial statements.
U.S. Operations (amounts in thousands)

	2013	2012	2011	Increase (Decrease) in % 2013 vs. 2012	Increase (Decrease) in % 2012 vs. 2011
Net sales	$801,851	$778,120	$745,258	3%	4%
Net sales to external customers	$720,568	$699,361	$665,245	3%	5%
Segment profit	$138,366	$138,894	$121,398	0%	14%
The increase in total net sales and net sales to external customers during 2013 reflected particularly strong growth in product inspection sales volume and food retailing project activity. These results were offset in part by a modest decline in core-industrial products due to reduced sales volume.
Segment profit decreased by $0.5 million in our U.S. Operations segment during 2013, compared to an increase of $17.5 million during 2012. The decrease in segment profit was primarily due to unfavorable business mix and increased sales and marketing expenses, partially offset by favorable price realization.

Swiss Operations (amounts in thousands)

	2013	2012	2011	Increase (Decrease) in %(1) 2013 vs. 2012	Increase (Decrease) in %(1) 2012 vs. 2011
Net sales	$567,208	$530,847	$555,308	7%	(4)%
Net sales to external customers	$127,031	$124,362	$143,520	2%	(13)%
Segment profit	$151,743	$133,691	$113,997	14%	17%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased by 7% in 2013 and decreased by 4% in 2012, and in local currencies increased by 6% in 2013 and by 1% in 2012. Net sales to external customers in U.S. dollars increased by 2% in 2013 and decreased by 13% in 2012, and in local currencies increased by 1% in 2013 and decreased by 8% in 2012. The increase in local currencies net sales to external customers reflected modest growth in laboratory-related products, offset in part by volume declines in core-industrial products.
Segment profit increased by $18.1 million in our Swiss Operations segment during 2013, compared to an increase of $19.7 million during 2012. Segment profit includes increased sales volume, favorable inter-segment price realization and royalty income, increased productivity, reduced material costs and benefits from our cost reduction initiatives, offset in part by unfavorable currency exchange rate fluctuations.
Western European Operations (amounts in thousands)

	2013	2012	2011	Increase (Decrease) in %(1) 2013 vs. 2012	Increase (Decrease) in %(1) 2012 vs. 2011
Net sales	$786,327	$746,313	$799,933	5%	(7)%
Net sales to external customers	$674,620	$644,361	$692,348	5%	(7)%
Segment profit	$111,828	$95,523	$99,969	17%	(4)%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased by 5% in 2013 and decreased by 7% in 2012, and in local currencies increased by 3% in 2013 and decreased by 1% in 2012. Net sales to external customers in U.S. dollars increased by 5% in 2013 and decreased by 7% in 2012, and in local currencies increased by 2% in 2013 and decreased by 1% in 2012. Total net sales and net sales to external customers for 2013 in local currencies primarily reflect strong growth in laboratory-related products due to increased sales volume and favorable price realization, partially offset by a sales volume decline in food retailing while industrial-related sales remained flat versus the prior year.
Segment profit increased by $16.3 million in our Western European Operations segment during 2013, compared to a decrease of $4.4 million in 2012. Segment profit benefited from increased sales volume, favorable price realization and favorable currency exchange rate fluctuations.

Chinese Operations (amounts in thousands)

	2013	2012	2011	Increase (Decrease) in %(1) 2013 vs. 2012	Increase (Decrease) in %(1) 2012 vs. 2011
Net sales	$556,215	$555,924	$515,142	0%	8%
Net sales to external customers	$407,131	$432,255	$388,592	(6)%	11%
Segment profit	$122,214	$125,217	$120,857	(2)%	4%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars were flat in 2013 and increased by 8% in 2012, and in local currencies decreased by 2% in 2013 and increased by 6% in 2012. Net sales to external customers in U.S. dollars decreased by 6% and increased by 11% in 2013 and 2012, respectively and in local currencies decreased by 8% in 2013 and increased by 9% in 2012. The decrease in net sales to external customers during 2013 reflects a decline in sales volume for most product categories, particularly industrial-related products. Approximately 1% of the sales decline in 2013 also relates to the exit of certain industrial-related businesses in China. Overall, Chinese market conditions for our products were weak in 2013 related to overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. Growth in China can be expected to be volatile and the timing of a recovery can be uncertain.
Segment profit decreased by $3.0 million in our Chinese Operations segment during 2013, compared to an increase of $4.4 million in 2012. The decrease in segment profit for 2013 primarily includes reduced sales volume to external customers, increased research and development activities, and higher sales and marketing expenditures, offset by reduced material costs, favorable price realization and improved business mix.
Other (amounts in thousands)

	2013	2012	2011	Increase (Decrease) in %(1) 2013 vs. 2012	Increase (Decrease) in %(1) 2012 vs. 2011
Net sales	$455,930	$447,727	$425,971	2%	5%
Net sales to external customers	$449,622	$441,189	$419,623	2%	5%
Segment profit	$49,228	$48,857	$50,045	1%	(2)%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales and net sales to external customers increased by 2% in 2013 and 5% in 2012, and in local currencies increased by 5% and 8% in 2013 and 2012, respectively. The increase in local currencies total net sales and net sales to external customers reflects increased growth in most product categories, especially product inspection and laboratory-related products. These results were partially offset by a sales volume decline in food retailing.
Segment profit increased by $0.4 million in our Other segment during 2013, compared to a decrease of $1.2 million during 2012. The increase in segment profit in 2013 is primarily due to increased sales volume and favorable business mix, partially offset by cost transfers of certain internal support functions from other segments and unfavorable currency exchange rate fluctuations.

Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions. As previously mentioned, global market conditions were weak during 2013, particularly in China. Our ability to generate cash flows may be reduced by a prolonged slowdown in global market conditions.
Cash provided by operating activities totaled $345.9 million in 2013, compared to $327.7 million in 2012 and $280.9 million in 2011. The increase in 2013 is primarily due to decreased cash incentive payments of approximately $25 million as compared to 2012 as well as increased deferred revenue and customer prepayments, offset in part by timing of accounts receivables, increased inventory levels and higher pension payments. The increase in 2012 resulted principally from increased net earnings and working capital benefits related to decreased inventory levels and the timing of accounts receivable, partially offset by the timing of payables. We also made $17.6 million and $1.0 million of voluntary incremental pension contributions in 2013 and 2012, respectively.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $82.3 million in 2013, $95.6 million in 2012 and $98.5 million in 2011.
Cash flows used in financing activities during 2013 included proceeds of $50 million from the issuance of our 4.10% Senior Notes. As further described below, in accordance with our share repurchase plan, we repurchased 1,321,577 shares and 1,637,827 shares in the amount of $295.0 million and $278.7 million during 2013 and 2012, respectively.
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
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of December 31, 2013, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
6.30% Senior Notes
In 2009, we issued and sold $100 million of 6.30% Senior Notes due June 25, 2015 in a private placement. The 6.30% Senior Notes are senior unsecured obligations of the Company.

Interest on the 6.30% Senior Notes is payable semi-annually in June and December. We may at any time prepay the 6.30% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control of the Company (as defined in the note purchase agreement), we may be required to offer to prepay the 6.30% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The 6.30% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires us to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. We are in compliance with these covenants at December 31, 2013.
Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
3.67% Senior Notes
In 2012, we issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
The 3.67% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.67% Senior Notes also contain customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2013.
Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
4.10% Senior Notes
In the third quarter of 2013, we issued and sold $50 million of 4.10% Senior Notes due September 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company. Interest on the 4.10% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2014.
The 4.10% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2013.
Issuance costs approximating $0.4 million will be amortized to interest expense over the 10-year term of the 4.10% Senior Notes.
Credit Agreement
In November 2013, we entered into an $800 million Amended Credit Agreement (the "Credit Agreement"), which replaced our $880 million Amended and Restated Credit Agreement (the "Prior

Credit Agreement"). The Credit Agreement is provided by a group of financial institutions (similar to our Prior Credit Agreement) and has a maturity date of November 26, 2018. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our consolidated leverage ratio, which was, as of December 31, 2013, set at LIBOR plus 75 basis points. We must also pay facility fees that are tied to our leverage ratio. The Credit Agreement contains covenants that are substantially similar to those contained in our previously issued debt as described above, with which we were in compliance as of December 31, 2013. The Credit Agreement also places certain limitations on us, including limiting our ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. We incurred approximately $(0.4) million of debt extinguishment costs during 2013 related to the Prior Credit Agreement. We capitalized $1.1 million in financing fees during 2013 associated with the Credit Agreement which will be amortized to interest expense through 2018. As of December 31, 2013, approximately $600.0 million was available under the facility.
Our short-term borrowings and long-term debt consisted of the following at December 31, 2013:

	U.S. Dollar	Other Principal Trading Currencies	Total
$100 million Senior Notes, interest at 6.30%, due June 25, 2015	$100,000	$—	$100,000
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	50,000	—	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	135,155	60,805	195,960
Other local arrangements	—	17,067	17,067
Total debt	335,155	77,872	413,027
Less: current portion	—	(17,067)	(17,067)
Total long-term debt	$335,155	$60,805	$395,960

Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.
We currently believe that cash flows from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short and long-term debt	$413,027	$17,067	$100,000	$195,960	$100,000
Interest on debt	79,722	15,902	28,126	20,570	15,124
Non-cancelable operating leases	101,517	33,028	41,043	17,442	10,004
Pension and post-retirement funding(1)	22,369	22,369	—	—	—
Purchase obligations	75,097	74,725	372	—	—
Total(1)	$691,732	$163,091	$169,541	$233,972	$125,128
_______________________________________

(1)
In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for periods beyond 2013 for income taxes and beyond 2014 for pension and post-retirement funding.

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
Share Repurchase Program
We have a $3 billion share repurchase program, which includes an additional $750 million that was authorized by the Board of Directors during 2013. As of December 31, 2013, there was $892 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from existing cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 21.5 million shares since the inception of the program in 2004 through December 31, 2013. During the years ended December 31, 2013 and 2012, we spent $295.0 million and $278.7 million on the repurchase of 1,321,577 shares and 1,637,827 shares at an average price per share of $223.18 and $170.13, respectively. We reissued 398,646 and 457,732 shares held in treasury for the exercise of stock options and restricted stock units during 2013 and 2012, respectively.
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

Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down.
A few factors help us manage these exchange rate risks. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro. The floor has effectively stopped the strengthening of the Swiss franc beyond the 1.20 level. We do not know how long the Swiss National Bank will maintain this exchange rate floor. Additionally, in the third quarter of 2012, we entered into foreign currency forward contracts that reduce approximately 75% of our exposure from the Swiss franc strengthening against the euro. The forward contracts expire in January 2015. Absent these forward exchange contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million annually. The impact on our earnings before tax of the Swiss franc strengthening against the U.S. dollar is approximately $0.4 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2013, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $8.5 million in the reported U.S. dollar value of the debt.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. Residual ground water contamination at this site is now within a Classification Exception Area which the Department of Environmental Protection has approved and within which the company oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The Department of Environmental Protection does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. In 2010, testing of indoor air at certain buildings within the site led to the installation of a vapor intrusion mitigation system at one building. We estimate that the costs of compliance associated with the site over the next several years will approximate $0.5 million.
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
We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis and to hedge certain forecasted intercompany sales. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of these contracts was a $0.4 million net gain at December 31, 2013. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (primarily U.S. dollar, Swiss franc and the euro) declined by 10%, the fair value of these instruments would decrease by $0.3 million at December 31, 2013. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”
We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a net loss of $4.0 million at December 31, 2013. Based on our agreements outstanding at December 31, 2013, a 100-basis-point increase (decrease) in interest rates would result in an increase (decrease) in the net aggregate market value of these instruments of $1.9 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
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
Employee benefit plans
The net periodic pension cost for 2013 and projected benefit obligation as of December 31, 2013 were $6.9 million and $138.1 million, respectively, for our U.S. pension plan and $5.4 million and $814.2 million, respectively, for our international pension plans. The net periodic post-retirement benefit for 2013 and expected post-retirement benefit obligation as of December 31, 2013 for our U.S. post-retirement medical benefit plan were $0.3 million and $5.3 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2013, the weighted average return on assets assumption was 7.5% for the U.S. plan and 4.9% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $6.9 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2013, the average discount rate assumption was 4.8% for the U.S. plan and 2.7% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $6.1 million after tax.

We made voluntary incremental funding payments of $17.6 million and $1.0 million in 2013 and 2012, respectively, to increase the funded status of our pension plans. In the future, we may make additional mandatory or discretionary contributions to our plans.
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
Trade accounts receivable
As of December 31, 2013, trade accounts receivable were $466.7 million, net of a $14.9 million allowance for doubtful accounts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.
Inventories
As of December 31, 2013, inventories were $210.4 million.
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
Goodwill and other intangible assets
As of December 31, 2013, our consolidated balance sheet included goodwill of $455.8 million and other intangible assets of $114.4 million.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $402.7 million for the year ended December 31, 2013, each increase of $4.0 million in tax expense would increase our effective tax rate by 1%.
Revenue recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have stand-alone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location.
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
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on our assessment, we concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued an attestation in their report on our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	47	President and Chief Executive Officer
William P. Donnelly	52	Executive Vice President
Thomas Caratsch	55	Head of Laboratory
Christian Magloth	48	Head of Human Resources
Michael Heidingsfelder	53	Head of Industrial
Simon Kirk	54	Head of Product Inspection
Marc de la Guéronnière	50	Head of European Market Organizations
Waldemar Rauch	51	Head of Process Analytics

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
William P. Donnelly joined the Company in 1997 and has been Executive Vice President since January 2014. He previously served as Chief Financial Officer of the Company since 1997, except for a two year period when he ran the Company’s Product Inspection and Pipette businesses. Mr. Donnelly is responsible for Investor Relations, Finance, Supply Chain Management, Information Technology and the Company’s Blue Ocean Program.
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
Simon Kirk joined the Company in January 2012 as Head of Product Inspection. Previously he worked at Schindler where he served since 2008 as Chief Executive Officer of Jardine Schindler Group, a

joint venture responsible for all of Schindler's operations in Southeast Asia. From 2004 until 2008, he was Vice President responsible for Eastern Europe at Schindler. He has also held various management positions at Eaton Corporation, Owens Corning, Imperial Chemical Industries and British Railways Board.
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
Certifications
Our Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement.

Item 11.	Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2014 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2013” is included within Note 12 to the financial statements.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2014 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2014 Proxy Statement is hereby incorporated by reference.

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
Date: February 7, 2014

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol	President and Chief Executive Officer
Olivier A. Filliol

/s/ William P. Donnelly	Executive Vice President
William P. Donnelly	(Principal Financial Officer)

/s/ Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala	(Principal Accounting Officer)

/s/ Olivier A. Filliol	Director
Olivier A. Filliol

/s/ Wah-Hui Chu	Director
Wah-Hui Chu

/s/ Francis A. Contino	Director
Francis A. Contino

/s/ Michael A. Kelly	Director
Michael A. Kelly

/s/ Martin Madaus	Director
Martin Madaus

/s/ Hans Ulrich Maerki	Director
Hans Ulrich Maerki

/s/ George M. Milne	Director
George M. Milne

/s/ Thomas P. Salice	Director
Thomas P. Salice

/s/ Robert F. Spoerry	Director
Robert F. Spoerry

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended By-laws of the Company, effective as of July 23, 2009(2)
10.1
Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and certain other financial institutions, dated as of November 26, 2013(3)

10.11
Note Purchase Agreement dated as of June 25, 2009 by and among Mettler-Toledo International Inc. and Connecticut General Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, American Investors Life Insurance Company, Aviva Life and Annuity Company, Bankers Life and Casualty Company, Conseco Life Insurance Company, Conseco Health Insurance Company and Colonial Penn Life Insurance Company(4)

10.12
Note Purchase Agreement dated as of October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America.(5)

10.13
Note Purchase Supplement dated July 29, 2013 by and among Mettler-Toledo International Inc., Aviva Life and Annuity Company and Teachers Insurance and Annuity Association of America to a Note Purchase Agreement dated October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America(6)

10.20	Mettler-Toledo International Inc. 2004 Equity Incentive Plan(7)
10.21	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(8)
10.22	Mettler-Toledo International Inc. 2013 Equity Incentive Plan(9)
10.31	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(10)
10.32	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(10)
10.50	Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(8)
10.51	Employment Agreement between Marc de la Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(11)
10.52	Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(12)
10.54	Employment Agreement between Michael Heidingsfelder and Mettler-Toledo International Inc., dated as of November 30, 2011 (15)
10.55	Employment Agreement between Simon Kirk and Mettler-Toledo International Inc., dated as of November 28, 2011(15)
10.56	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(11)
10.57	Employment Agreement between Waldemar Rauch and Mettler-Toledo International Inc., dated as of June 10, 2011(14)
10.58	Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(12)
10.59	Form of Tax Equalization Agreement between Messrs. Caratsch, Filliol, Spoerry, von Arb, Widmer and Kirk and Mettler-Toledo International Inc., dated October 10, 2007(8)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

E- 1

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated July 24, 2009

(3)	Incorporated by reference to the Company’s Report on Form 8-K dated November 26, 2013

(4)	Incorporated by reference to the Company’s Report on Form 8-K dated June 25, 2009

(5)	Incorporated by reference to the Company's Report on Form 8-K dated October 16, 2012

(6)	Incorporated by reference to the Company's Report on Form 8-K dated July 29, 2013

(7)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(8)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(9)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated July 26, 2013 (Reg. No. 333-190181)

(10)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(11)	Incorporated by reference to the Company's Report on Form 10-K dated February 16, 2010

(12)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(13)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(14)	Incorporated by reference to the Company's Report on Form 10-K dated February 13, 2012

(15)	Incorporated by reference to the Company's Report on Form 10-K dated February 8, 2013

*	Filed herewith

E- 2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Mettler-Toledo International Inc.
In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 7, 2014

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2013	2012	2011
Net sales
Products	$1,862,026	$1,852,192	$1,826,891
Service	516,946	489,336	482,437
Total net sales	2,378,972	2,341,528	2,309,328
Cost of sales
Products	794,915	811,204	798,682
Service	302,031	289,269	292,372
Gross profit	1,282,026	1,241,055	1,218,274
Research and development	116,346	112,530	116,139
Selling, general and administrative	692,788	684,026	703,632
Amortization	24,539	21,357	17,808
Interest expense	22,711	22,764	23,226
Restructuring charges	19,830	16,687	5,912
Other charges (income), net	3,103	1,090	2,380
Earnings before taxes	402,709	382,601	349,177
Provision for taxes	96,615	91,754	79,684
Net earnings	$306,094	$290,847	$269,493

Basic earnings per common share:
Net earnings	$10.22	$9.37	$8.45
Weighted average number of common shares	29,945,954	31,044,532	31,897,779
Diluted earnings per common share:
Net earnings	$9.96	$9.14	$8.21
Weighted average number of common and common equivalent shares	30,728,482	31,824,077	32,839,365

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2013	2012	2011

Net earnings	$306,094	$290,847	$269,493

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	21,903	15,641	(18,731)
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	(491)	(1,748)	(4,028)
Effective portion of (gains) losses included in net earnings	3,496	2,029	1,911
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	30,381	(46,792)	(79,947)
Plan amendments and prior service cost	2,371	18,017	(274)
Amortization of actuarial (gains) losses and plan amendments and prior service cost	6,775	4,261	2,326
Impact of foreign currency	(2,010)	(1,931)	3,604
Total other comprehensive income (loss), net of tax	62,425	(10,523)	(95,139)

Comprehensive income	$368,519	$280,324	$174,354

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$111,874	$101,702
Trade accounts receivable, less allowances of $14,856 in 2013 and $14,120 in 2012	466,703	437,390
Inventories	210,414	198,939
Current deferred tax assets, net	57,934	57,007
Other current assets and prepaid expenses	67,062	69,199
Total current assets	913,987	864,237
Property, plant and equipment, net	514,438	469,421
Goodwill	455,842	452,351
Other intangible assets, net	114,418	117,564
Non-current deferred tax assets, net	24,121	32,681
Other non-current assets	130,013	86,034
Total assets	$2,152,819	$2,022,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$145,993	$142,362
Accrued and other liabilities	116,831	109,844
Accrued compensation and related items	123,493	117,405
Deferred revenue and customer prepayments	83,083	71,435
Taxes payable	61,502	64,000
Current deferred tax liabilities	16,219	15,348
Short-term borrowings and current maturities of long-term debt	17,067	41,600
Total current liabilities	564,188	561,994
Long-term debt	395,960	347,131
Non-current deferred tax liabilities	64,449	45,058
Other non-current liabilities	193,170	240,886
Total liabilities	1,217,767	1,195,069
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 29,487,075 and 30,410,006 shares at December 31, 2013 and 2012, respectively	448	448
Additional paid-in capital	653,250	638,705
Treasury stock at cost (15,298,936 and 14,376,005 shares at December 31, 2013 and 2012, respectively)	(1,721,030)	(1,463,924)
Retained earnings	2,037,420	1,749,451
Accumulated other comprehensive income (loss)	(35,036)	(97,461)
Total shareholders’ equity	935,052	827,219
Total liabilities and shareholders’ equity	$2,152,819	$2,022,288

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2010	32,425,315	$448	$597,195	$(1,057,390)	$1,223,130	$8,201	$771,584
Exercise of stock options and restricted stock units	450,613	—	—	36,843	(16,073)	—	20,770
Repurchases of common stock	(1,285,827)	—	—	(204,578)	—	—	(204,578)
Tax benefit resulting from exercise of certain employee stock options	—	—	6,737	—	—	—	6,737
Share-based compensation	—	—	12,270	—	—	—	12,270
Net earnings	—	—	—	—	269,493	—	269,493
Other comprehensive income (loss), net of tax	—	—	—	—	—	(95,139)	(95,139)
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted stock units	457,732	—	—	39,873	(17,946)	—	21,927
Repurchases of common stock	(1,637,827)	—	—	(278,672)	—	—	(278,672)
Tax benefit resulting from exercise of certain employee stock options	—	—	9,318	—	—	—	9,318
Share-based compensation	—	—	13,185	—	—	—	13,185
Net earnings	—	—	—	—	290,847	—	290,847
Other comprehensive income (loss), net of tax	—	—	—	—	—	(10,523)	(10,523)
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted stock units	398,646	—	—	37,870	(18,125)	—	19,745
Repurchases of common stock	(1,321,577)	—	—	(294,976)	—	—	(294,976)
Tax benefit resulting from exercise of certain employee stock options	—	—	1,906	—	—	—	1,906
Share-based compensation	—	—	12,639	—	—	—	12,639
Net earnings	—	—	—	—	306,094	—	306,094
Other comprehensive income (loss), net of tax	—	—	—	—	—	62,425	62,425
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$306,094	$290,847	$269,493
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	34,765	33,421	31,689
Amortization	24,539	21,357	17,808
Deferred tax provision	8,816	5,420	2,592
Excess tax benefits from share-based payment arrangements	(1,847)	(9,365)	(12,612)
Share-based compensation	12,639	13,185	12,270
Other	498	1,455	(524)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(28,995)	(8,760)	(53,964)
Inventories	(8,484)	46,831	(20,281)
Other current assets	1,606	3,583	(301)
Trade accounts payable	295	(27,881)	27,551
Taxes payable	(3,540)	7,482	5,374
Accruals and other	(458)	(49,871)	1,785
Net cash provided by operating activities	345,928	327,704	280,880
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	211	426	2,485
Purchase of property, plant and equipment	(82,349)	(95,588)	(98,500)
Acquisitions	(2,661)	(2,098)	(35,373)
Other investing activities	—	—	(903)
Net cash used in investing activities	(84,799)	(97,260)	(132,291)
Cash flows from financing activities:
Proceeds from borrowings	556,059	445,425	469,599
Repayments of borrowings	(531,045)	(563,109)	(647,694)
Proceeds from exercise of stock options	19,745	21,927	20,770
Repurchases of common stock	(294,976)	(278,672)	(204,578)
Excess tax benefits from share-based payment arrangements	1,847	9,365	12,612
Acquisition contingent consideration paid	—	(325)	(7,750)
Debt issuance costs	(1,522)	(363)	(3,144)
Other financing activities	(1,224)	(645)	(284)
Net cash provided by (used in) financing activities	(251,116)	(366,397)	(360,469)
Effect of exchange rate changes on cash and cash equivalents	159	2,054	(96)
Net increase (decrease) in cash and cash equivalents	10,172	(133,899)	(211,976)
Cash and cash equivalents:
Beginning of period	101,702	235,601	447,577
End of period	$111,874	$101,702	$235,601
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16,998	$19,252	$17,804
Taxes	$83,200	$78,009	$69,656

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, unless otherwise stated)

1.	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Mettler-Toledo International Inc. (“Mettler-Toledo” or the “Company”) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company’s primary manufacturing facilities are located in China, Switzerland, the United States, Germany and the United Kingdom. The Company’s principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland.
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
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period of benefit. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 "Business Combinations" and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 "Intangible - Goodwill and Other" and ASC 360 "Property, Plant and Equipment."
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 782,528, 779,545 and 941,586 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ending December 31, 2013, 2012 and 2011, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 23,951, 241,205 and 197,629 shares of common stock for the years ending December 31, 2013, 2012 and 2011, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
Equity-Based Compensation
The Company applies the fair value methodology in accounting for its equity-based compensation plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Derivative Financial Instruments
The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 5, the Company enters into foreign currency forward exchange contracts to economically hedge certain short-term intercompany balances involving its international businesses. Such contracts limit the Company’s exposure to currency fluctuations on the items they hedge. These contracts are adjusted to fair market value as of each balance sheet date, with the resulting changes in fair value being recognized in other charges (income), consistent with the underlying hedged item.
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
Recent Accounting Pronouncements

In January 2013, the Company adopted ASU 2013-02, to ASC 220 “Comprehensive Income.” The adoption of the guidance requires the Company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, the Company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The adoption of this guidance did not impact the Company's consolidated results of operations or on the financial position.
In July 2013, the FASB issued amendments to ASC 740 "Income Taxes." The amendments provide further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or tax credit carryforwards exist. The amendments will be effective for public entities for annual periods beginning after December 15, 2013. The Company is currently

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

reviewing the implications of this amendment, but does not believe it will have a material impact out consolidated results of operations or on the financial position.

3.	ACQUISITIONS
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

4.	INVENTORIES
Inventory consisted of the following at December 31:

	2013	2012
Raw materials and parts	$98,244	$94,450
Work-in-progress	38,061	36,899
Finished goods	74,109	67,590
	$210,414	$198,939

5.	FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2013, the interest payments associated with 73% of the Company's debt are fixed obligations. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on the fair value of financial instruments, see Note 6 to the consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Cash Flow Hedge
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which had the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. The swap is recorded at fair value in other non-current liabilities in the consolidated balance sheet at December 31, 2013 and 2012 of $5.3 million and $8.2 million, respectively. The amounts recognized in other comprehensive income (loss) during the years ended December 31, 2013 and 2012 were a loss of $0.2 million, $0.1 million net of tax, and a loss of $2.0 million, $1.3 million net of tax, respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $3.1 million, $1.9 million after tax, for the year ended December 31, 2013 and $3.0 million, $1.9 million after tax for the year ended December 31, 2012, respectively. A derivative loss of $3.0 million, $1.9 million after tax, based upon interest rates on December 31, 2013 is expected to be recognized in earnings in the next twelve months. Through December 31, 2013, the hedge ineffectiveness related to this instrument was not material.
In June 2013, the Company entered into a forward starting interest rate swap agreement, designated as a cash flow hedge. The agreement will change the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015. The swap is recorded in other non-current assets in the consolidated balance sheet at its fair value at December 31, 2013 of $1.3 million. The amount recognized in other comprehensive income (loss) during the year ended December 31, 2013 was a gain of $1.3 million, $0.8 million after tax.
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The notional amount of foreign currency forward contracts outstanding at December 31, 2013 and 2012 was $78.2 million and $78.0 million, respectively. The foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet at December 31, 2013 in other current assets of $0.3 million and in accrued and other liabilities of $0.1 million, respectively. At December 31, 2012, the foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet in accrued and other liabilities of $0.4 million. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassifies these amounts into earnings in the period in which the transactions affect earnings. The amounts recognized in other comprehensive income (loss) during the year ended December 31, 2013 and 2012 were losses of $1.4 million, $1.1 million after tax, and $0.6 million, $0.5 million after tax. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to cost of sales was $2.0 million, $1.6 million after tax, for the year ended December 31, 2013 and $0.2 million, $0.2 million after tax, for the year ended December 31, 2012, respectively. A derivative gain of $0.2 million, $0.1 million after tax, as of December 31, 2013, is expected to be recognized in earnings in the next twelve months. Through December 31, 2013 no hedge ineffectiveness has occurred in relation to this hedge.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet at December 31, 2013 and 2012 in other current assets of $0.7 million and $0.4 million, respectively, and other liabilities of $0.4 million and $0.3 million, respectively. The Company recognized in other charges (income), a net gain of $2.1 million during the year ended December 31, 2013. At December 31, 2013 and 2012, these contracts had a notional value of $180.3 million and $132.3 million, respectively.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

6.	FAIR VALUE MEASUREMENTS
At December 31, 2013 and 2012, the Company had derivative assets totaling $2.3 million and $0.4 million, respectively, and derivative liabilities totaling $5.8 million and $8.9 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2013 and December 31, 2012.
The Company had $16.9 million and $13.6 million of cash equivalents at December 31, 2013 and 2012, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The difference between the fair value and carrying value of the Company’s long-term debt is not material and is classified in Level 2 and Level 3 of the fair value hierarchy. The fair value of the Company's debt is estimated based on either similar issues or other inputs derived from available market information, including interest rates, term of debt and creditworthiness.
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013 and 2012:

	December 31, 2013				December 31, 2012
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$16,868	$—	$16,868	$—	$13,636	$—	$13,636	$—
Interest rate swap agreement	1,269	—	1,269	—	—	—	—	—
Foreign currency forward contracts designated as cash flow hedges	268	—	268	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instrument	719	—	719	—	448	—	448	—
Total	$19,124	$—	$19,124	$—	$14,084	$—	$14,084	$—

Liabilities:
Interest rate swap agreements	$5,312	$—	$5,312	$—	$8,172	$—	$8,172	$—
Foreign currency forward contracts designated as cash flow hedge	103	—	103	—	421	—	421	—
Foreign currency forward contracts not designated as hedging instrument	355	—	355	—	280	—	280	—
Total	$5,770	$—	$5,770	$—	$8,873	$—	$8,873	$—

7.	PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following at December 31:

	2013	2012
Land	$56,214	$54,804
Building and leasehold improvements	212,277	206,744
Machinery and equipment	361,978	340,834
Computer software	302,681	247,044
	933,150	849,426
Less accumulated depreciation and amortization	(418,712)	(380,005)
	$514,438	$469,421

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2013	2012
Balance at beginning of year	$452,351	$447,743
Goodwill acquired	1,049	648
Foreign currency translation	2,442	3,960
Balance at year end	$455,842	$452,351

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2013, there had been no impairment of these assets.
The components of other intangible assets as of December 31 are as follows:

	2013		2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$98,374	$(25,313)	$96,575	$(21,928)
Proven technology and patents	43,233	(29,763)	42,960	(28,014)
Tradename (finite life)	4,300	(1,619)	3,972	(1,345)
Tradename (indefinite life)	25,108	—	25,061	—
Other	757	(659)	745	(462)
	$171,772	$(57,354)	$169,313	$(51,749)
The Company recognized amortization expense associated with the above intangible assets of $5.9 million, $7.2 million and $6.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.0 million for 2014, $5.4 million for 2015, $5.2 million for 2016, $5.0 million for 2017 and $4.7 million for 2018. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $5.3 million, $3.6 million after tax, $6.8 million, $4.5 million after tax and $6.2 million, $4.1 million after tax, for the years ended December 31, 2013, 2012 and 2011, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $18.6 million, $13.9 million and $10.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9.	WARRANTY
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012
Balance at beginning of year	$16,295	$16,748
Accruals for warranties	19,779	17,667
Payments/utilizations	(19,179)	(18,343)
Foreign currency translation	96	223
Balance at year end	$16,991	$16,295

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

10.	DEBT
Debt consisted of the following at December 31:

	2013	2012
$100 million Senior Notes, interest at 6.30%, due June 25, 2015	$100,000	$100,000
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	50,000	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	195,960	197,131
Other local arrangements	17,067	41,600
	413,027	388,731
Less: current portion	(17,067)	(41,600)
Long-term debt	$395,960	$347,131
6.30% Senior Notes
In 2009, the Company issued and sold $100 million of 6.30% Senior Notes due June 25, 2015 in a private placement. The 6.30% Senior Notes are senior unsecured obligations of the Company.
Interest on the 6.30% Senior Notes is payable semi-annually in June and December. The Company may at any time prepay the 6.30% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to offer to prepay the 6.30% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The 6.30% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2013.
Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
3.67% Senior Notes
In 2012, the Company issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
The 3.67% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.67% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2013.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
4.10% Senior Notes
In the third quarter of 2013, the Company issued and sold $50 million of 4.10% Senior Notes due September 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company. Interest on the 4.10% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2014.
The 4.10% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2013.
Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 4.10% Senior Notes.
Credit Agreement
In November 2013, the Company entered into an $800 million Credit Agreement (the "Credit Agreement"), which amended its $880 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of November 26, 2018. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was, as of December 31, 2013, set at LIBOR plus 75 basis points. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are substantially similar to those contained in the previously issued debt of the Company as described above, with which the Company was in compliance as of December 31, 2013. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.4 million of debt extinguishment costs during 2013 related to the Prior Credit Agreement. The Company capitalized $1.1 million in financing fees during 2013 associated with the Credit Agreement which will be amortized to interest expense through 2018. As of December 31, 2013, approximately $600.0 million was available under the facility.
The Company’s weighted average interest rate for the years ended December 31, 2013 and 2012 was approximately 5% in both years. The carrying value of the Company’s debt obligations approximates fair value.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

11.	SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2013, 4,762,751 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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
Restricted Stock Units
In 2013 and 2012, the Company granted 29,507 and 43,078 restricted stock units, respectively, to certain employees and directors. The weighted average grant-date fair value of the restricted stock units granted in 2013 and 2012 was $244.90 and $169.37 per unit, respectively, and the restricted units vest ratably primarily over a 5 years-year period. The total fair value of the restricted stock units on the date of grant of $7.2 million for 2013 and $7.3 million for 2012 will be recorded as compensation expense ratably over the vesting period. Approximately $5.5 million and $5.3 million of compensation expense was recognized during the years ended December 31, 2013 and 2012, respectively.
Share Repurchase Program
The Company has a $3 billion share repurchase program, which includes an additional $750 million that was authorized by the Board of Directors during 2013. The Company expects that the authorization will be utilized over the next several years. As of December 31, 2013, there were $892 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 21.5 million shares since the inception of the program through December 31, 2013. During the years ended December 31, 2013 and 2012, the Company spent $295.0 million and $278.7 million on the repurchase of 1,321,577 shares and 1,637,827 shares at an average price per share of $223.18 and $170.13, respectively. The Company reissued 398,646 shares and 457,732 shares held in treasury for the exercise of stock options and restricted stock units during 2013 and 2012, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2013:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2012	$56,012	$(5,438)	$(148,035)	$(97,461)
Other comprehensive income (loss), net of tax:
Unrealized actuarial gains (loss), prior service costs and plan amendments	—	—	32,752	32,752
Unrealized gains (loss) on cash flow hedging arrangements	—	(448)	—	(448)
Foreign currency translation adjustment	21,903	(43)	(2,010)	19,850
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	3,496	6,775	10,271
Net change in other comprehensive income (loss), net of tax	21,903	3,005	37,517	62,425
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the twelve months period ended December 31, 2013:

	2013	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$3,081	Interest expense
Foreign currency forward contracts	2,013	Cost of sales - products
Total before taxes	5,094
Provision for taxes	1,598	Provision for taxes
Total, net of taxes	$3,496

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$10,426	(a)
Provision for taxes	3,651	Provision for taxes
Total, net of taxes	$6,775

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 13 for additional details for the twelve months ended December 31, 2013.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2013	2012	2011
Currency translation adjustment, net of tax	$77,915	$56,012	$40,371
Net unrealized (loss) gain on cash flow hedging arrangements, net of tax	(2,433)	(5,438)	(5,719)
Pension and post-retirement benefit related items	(154,068)	(209,775)	(176,005)
Deferred taxes on pension and post-retirement benefit related items	43,550	61,740	54,415
Total accumulated other comprehensive income (loss)	$(35,036)	$(97,461)	$(86,938)

12.	EQUITY INCENTIVE PLAN
The Company’s equity incentive plan provides employees and directors of the Company additional incentives to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2013 equity incentive plan was approved by shareholders on May 2, 2013 and provides that 2 million shares of common stock, plus any options outstanding under the Company’s prior option plan that terminate without being exercised, may be the subject of awards. The plan provides for the grant of options, restricted stock, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options primarily vest equally over a five-year period from the date of grant and have a maximum term of up to ten years and six months. Restricted units primarily vest equally over a five-year period from the date of grant. Since 2005, the compensation committee of the Board of Directors has generally granted restricted share units to participating managers and non-qualified stock options to executive officers.
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
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2012 through December 31, 2013:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	2,104,775	$94.45	$208.9
Granted	135,858	244.99
Exercised	(352,602)	56.00
Forfeited	(16,337)	115.04
Outstanding at December 31, 2013	1,871,694	$112.57	$243.7
Options exercisable at December 31, 2013	1,377,919	$90.35	$209.8

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2013 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

84,157	$46.32	1.0	84,157
339,250	$61.57	2.8	339,250
472,789	$81.31	5.3	433,569
298,050	$108.90	3.9	298,050
359,084	$141.51	7.3	181,965
318,364	$201.64	9.3	40,928
1,871,694		5.5	1,377,919
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2013, 2012 and 2011 was approximately $66.33, $46.72 and $42.43, respectively.
Such weighted average grant-date fair value was determined using an option pricing model that incorporated the following assumptions:

	2013	2012	2011
Risk-free interest rate	1.31%	0.71%	1.09%
Expected life in years	5	5	5
Expected volatility	28%	30%	30%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $60.0 million, $50.9 million and $44.7 million, respectively.
The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was approximately $5.7 million, $6.9 million and $6.8 million, respectively.
The following table summarizes all restricted stock unit activity from December 31, 2012 through December 31, 2013:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2012	131,025	$25.3
Granted	29,507
Vested	(46,044)
Forfeited	(6,706)
Outstanding at December 31, 2013	107,782	$26.1
The total fair value of restricted stock units vested during the years ended December 31, 2013, 2012 and 2011 was approximately $5.6 million, $5.3 million and $4.5 million, respectively.
At December 31, 2013, a total of 2,753,858 shares of common stock were available for grant in the form of stock options or restricted stock units.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

As of December 31, 2013, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $38.5 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

13.	BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $17.3 million, $15.7 million and $15.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees’ compensation for certain periods during the last years of employment. Prior to 2002, the Company’s U.S. operations also provided post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.
The following tables set forth the change in benefit obligation, the change in plan assets, the funded status and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2013 and 2012:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$156,804	$146,492	$798,657	$717,503	$11,267	$13,257	$966,728	$877,252
Service cost, gross	494	455	30,315	27,312	216	333	31,025	28,100
Interest cost	5,755	6,093	19,566	22,104	405	539	25,726	28,736
Actuarial losses (gains)	(18,226)	10,184	(11,477)	68,807	(1,988)	(2,059)	(31,691)	76,932
Plan amendments and other	—	—	293	(21,915)	(3,733)	75	(3,440)	(21,840)
Benefits paid	(6,680)	(6,420)	(43,271)	(36,861)	(872)	(878)	(50,823)	(44,159)
Impact of foreign currency	—	—	20,117	21,707	—	—	20,117	21,707
Benefit obligation at end of year	$138,147	$156,804	$814,200	$798,657	$5,295	$11,267	$957,642	$966,728
Change in plan assets:
Fair value of plan assets at beginning of year	$94,734	$87,904	$731,040	$665,126	$—	$—	$825,774	$753,030
Actual return on plan assets	12,073	9,501	42,480	47,797	—	—	54,553	57,298
Employer contributions	17,776	3,749	25,147	22,309	723	803	43,646	26,861
Plan participants’ contributions	—	—	13,255	12,315	149	75	13,404	12,390
Benefits paid	(6,680)	(6,420)	(43,271)	(36,861)	(872)	(878)	(50,823)	(44,159)
Impact of foreign currency and other	—	—	17,881	20,354	—	—	17,881	20,354
Fair value of plan assets at end of year	$117,903	$94,734	$786,532	$731,040	$—	$—	904,435	825,774
Funded status	$(20,244)	$(62,070)	$(27,668)	$(67,617)	$(5,295)	$(11,267)	$(53,207)	$(140,954)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2013	2012	2013	2012	2013	2012	2013	2012
Other non-current assets	$—	$—	$105,132	$64,183	$—	$—	$105,132	$64,183
Pension and other post-retirement liabilities	(20,244)	(62,070)	(132,800)	(131,800)	(5,295)	(11,267)	(158,339)	(205,137)
Accumulated other comprehensive loss (income)	59,013	89,940	110,965	130,776	(15,910)	(10,941)	154,068	209,775
Total	$38,769	$27,870	$83,297	$63,159	$(21,205)	$(22,208)	$100,861	$68,821
The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued and other liabilities and other non-current liabilities, respectively. The long-term portion of the accrued pension liabilities and other post-retirement liabilities at December 31, 2013 and 2012 was $20.2 million and $62.0 million, respectively, for the U.S. defined benefit pension plan, $127.8 million and $126.8 million, respectively, for the non-U.S. plans and $4.8 million and $10.3 million, respectively, for the U.S. post-retirement plan. The current portion of accrued pension liabilities was $0.1 million and $5.0 million at both December 31, 2013 and 2012 for the U.S. defined benefit pension plan and the non-U.S. plans, respectively. The current portion of the U.S. post-retirement plan was $0.5 million and $1.0 million at December 31, 2013 and 2012, respectively.
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2013 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Plan amendments and prior service cost	$—	$(25,137)	$(3,598)	$(28,735)	$(22,413)
Actuarial losses (gains)	59,013	136,102	(12,312)	182,803	132,931
Total	$59,013	$110,965	$(15,910)	$154,068	$110,518
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2013:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$(23,145)	$(18,795)	$(1,988)	$(43,928)	$(30,381)
Plan amendments and prior service cost, net	—	17	(3,882)	(3,865)	(2,371)
Amortization of:
Actuarial (losses) gains	(7,782)	(7,398)	988	(14,192)	(9,821)
Plan amendments and prior service cost	—	3,853	(87)	3,766	3,046
Impact of foreign currency	—	2,512	—	2,512	2,010
Total	$(30,927)	$(19,811)	$(4,969)	$(55,707)	$(37,517)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The accumulated benefit obligations at December 31, 2013 and 2012 were $138.1 million and $156.8 million, respectively, for the U.S. defined benefit pension plan and $785.8 million and $772.9 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation and fair value of assets of these plans as of December 31, 2013 were $183.1 million, $168.4 million and $50.3 million, respectively.
The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2013	2012	2011	2013	2012	2011
Discount rate	4.75%	3.75%	4.25%	2.73%	2.50%	3.10%
Compensation increase rate	n/a	n/a	n/a	1.61%	1.60%	1.75%
Expected long-term rate of return on plan assets	7.50%	7.75%	8.00%	4.87%	4.89%	4.80%
The assumed discount rates, rates of increase in future compensation levels and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2013	2012	2011	2013	2012	2011
Discount rate	3.75%	4.25%	5.25%	2.50%	3.10%	3.60%
Compensation increase rate	n/a	n/a	n/a	1.60%	1.75%	2.20%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%	4.89%	4.80%	4.94%
Net periodic pension cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2013	2012	2011	2013	2012	2011
Service cost, net	$494	$455	$331	$17,386	$15,011	$13,699
Interest cost on projected benefit obligations	5,755	6,093	6,422	19,566	22,104	24,637
Expected return on plan assets	(7,154)	(6,965)	(7,499)	(35,048)	(32,989)	(34,325)
Recognition of actuarial losses/(gains) and prior service costs	7,782	7,664	5,103	3,545	210	(339)
Net periodic pension cost	$6,877	$7,247	$4,357	$5,449	$4,336	$3,672
Net periodic post-retirement benefit (credit)/cost for the U.S. post-retirement plan includes the following components for the years ended December 31:

	2013	2012	2011
Service cost	$216	$333	$304
Interest cost on projected benefit obligations	405	539	731
Net amortization and deferral	(901)	(753)	(692)
Net periodic post-retirement benefit (credit)/cost	$(280)	$119	$343

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2014 are as follows:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total
Plan amendments and prior service costs	$—	$(3,941)	$(779)	$(4,720)
Actuarial losses (gains)	4,845	4,246	(1,436)	7,655
Total	$4,845	$305	$(2,215)	$2,935
The projected post-retirement benefit obligation was principally determined using discount rates of 4.75% in 2013, 3.75% in 2012 and 4.25% in 2011. Net periodic post-retirement benefit cost was principally determined using discount rates of 3.75% in 2013 and 4.25% in 2012, and 5.25% in 2011. The health care cost trend rate was 8.00% in 2013 and 2012 and 9.00% in 2011, decreasing to 5.00% in 2020.
The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost components	$56	$(50)
Effect on post-retirement benefit obligation	$208	$(190)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2013				December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$129,932	$—	$—	$129,932	$141,020	$—	$—	$141,020
Equity Securities:
Mettler-Toledo Stock	3,425	—	—	3,425	3,284	—	—	3,284
Equity Mutual Funds:
U.S.(1)	5,960	27,652	—	33,612	25,880	21,268	—	47,148
International(2)	44,149	54,120	—	98,269	37,982	46,312	—	84,294
Emerging Markets(3)	78,392	5,773	—	84,165	36,449	5,704	—	42,153
Fixed Income Securities:
Corporate/Government	129,155	—	—	129,155	66,331	—	—	66,331
Bonds(4)
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	24,633	1,475	26,108	—	23,015	1,726	24,741
Core Bond(6)	146,857	36,327	—	183,184	147,853	35,980	—	183,833
Real Asset Mutual Funds:
Real Estate(7)	66,431	—	—	66,431	62,172	—	—	62,172
Commodities(8)	23,293	3,323	23,136	49,752	30,976	3,775	22,986	57,737
Other Types of Investments:
Global Allocation Funds(9)	12,002	11,088	—	23,090	29,504	8,572	—	38,076
Multi-Strategy Fund of	—	—	77,312	77,312	—	—	74,985	74,985
Hedge Funds(10)
	$639,596	$162,916	$101,923	$904,435	$581,451	$144,626	$99,697	$825,774
_______________________________________

(1)	Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.

(2)	Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom and Canada.

(3)	Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America and Asia.

(4)	Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.

(5)	Represents fixed and variable rate annuity contracts provided by insurance companies.

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
The following table presents a rollforward of activity for the years ended December 31, 2013 and 2012 for level 3 asset categories:

	Multi- Strategy Fund of Hedge Funds	Commodities	Insurance Contract	Convertible Preferred Equity Certificates	Total
Balance at December 31, 2011	$78,650	$21,816	$1,661	$14,366	$116,493
Actual return on plan assets:
Related to assets held at end of year	1,099	533	31	—	1,663
Related to assets sold during the year	317	—	3	2,240	2,560
Purchases	8,638	—	161	—	8,799
Sales	(15,418)	—	(165)	(16,636)	(32,219)
Impact of foreign currency	1,699	637	35	30	2,401
Balance at December 31, 2012	$74,985	$22,986	$1,726	$—	$99,697
Actual return on plan assets:
Related to assets held at end of year	1,420	(449)	69	—	1,040
Purchases	11,792	—	127	—	11,919
Sales	(12,691)	—	(519)	—	(13,210)
Impact of foreign currency	1,806	599	72	—	2,477
Balance at December 31, 2013	$77,312	$23,136	$1,475	$—	$101,923
There were no transfers between any asset levels during the years ended December 31, 2013 and 2012.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy	Total
2014	$7,082	$43,703	$508	$51,293
2015	7,268	42,903	510	50,681
2016	7,489	44,259	491	52,239
2017	7,842	45,016	493	53,351
2018	8,129	44,480	499	53,108
2019-2023	44,543	224,801	2,516	271,860
The Company made voluntary incremental pension contributions of $17.6 million in 2013 and $1.0 million in 2012 to increase the funded status of its pension plans. The Company does not expect to receive any refunds from its benefit plans during 2014.
In 2014, the Company expects to make employer pension contributions of approximately $21.8 million to its non-U.S. pension plan and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

14.	TAXES
The sources of the Company’s earnings before taxes were as follows for the years ending December 31:

	2013	2012	2011
United States	$18,119	$32,296	$(6,758)
Non-United States	384,590	350,305	355,935
Earnings before taxes	$402,709	$382,601	$349,177
The provisions for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2013:
United States federal	$—	$8,249	$8,249
State and local	1,459	965	2,424
Non-United States	86,340	(398)	85,942
Total	$87,799	$8,816	$96,615
Year ended December 31, 2012:
United States federal	$—	$12,341	$12,341
State and local	1,372	87	1,459
Non-United States	84,962	(7,008)	77,954
Total	$86,334	$5,420	$91,754
Year ended December 31, 2011:
United States federal	$—	$(9,111)	$(9,111)
State and local	1,512	(482)	1,030
Non-United States	75,580	12,185	87,765
Total	$77,092	$2,592	$79,684
The provisions for tax expense for the years ending December 31, 2013, 2012 and 2011 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2013	2012	2011
Expected tax	$140,948	$133,910	$122,212
United States state and local income taxes, net of federal income tax benefit	1,167	1,459	1,030
Change in valuation allowance	1,178	—	—
Other non-United States income taxes at other than a 35% rate	(50,041)	(44,288)	(36,814)
Other, net	3,363	673	(6,744)
Total provision for taxes	$96,615	$91,754	$79,684

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31, 2013:

	2013	2012
Deferred tax assets:
Inventory	$23,957	$20,615
Accrued and other liabilities	74,755	67,426
Accrued post-retirement benefit and pension costs	48,296	62,980
Net operating loss and tax credit carryforwards	43,939	39,018
Other	12,832	17,938
Total deferred tax assets	203,779	207,977
Less valuation allowance	(31,697)	(23,177)
Total deferred tax assets less valuation allowance	172,082	184,800
Deferred tax liabilities:
Inventory	4,155	3,788
Property, plant and equipment	51,763	47,172
Rainin intangibles amortization	59,889	54,507
Prepaid post-retirement benefit and pension costs	44,049	39,593
International earnings	10,838	10,458
Total deferred tax liabilities	170,694	155,518
Net deferred tax (liability) asset	$1,388	$29,282
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2013	2012
Unrecognized tax benefits at beginning of year	$17,780	$20,150
Increases related to current tax positions	2,024	2,470
Increases related to prior year tax positions	1,137	—
Decreases related to prior year tax positions	(362)	(378)
Foreign currency translation (decreases) increases to prior year tax positions	101	58
Decreases relating to taxing authority settlements	(393)	(128)
Decreases resulting from a lapse of the applicable statute of limitations	(1,439)	(4,392)
Unrecognized tax benefits at end of year	$18,848	$17,780
Included in the balance of unrecognized tax benefits at December 31, 2013 and 2012 were $15.5 million and $14.0 million, respectively of tax benefits that if recognized, would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2013 and 2012 was $1.6 million and $1.3 million, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $8.5 million increase and $11.6 million decrease in the total valuation allowance during 2013 and 2012, respectively, are primarily attributable to changes in the foreign tax credit carryforward and foreign currency fluctuation differences.
The deferred tax assets and valuation allowance as of December 31, 2013 do not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recorded. Shareholders' equity will be increased by $32.5 million if and when such deferred tax assets are ultimately realized.
Certain adjustments have been made to prior year amounts to correct the presentation of deferred taxes in the consolidated balance sheet.  In the fourth quarter of 2013, we reduced December 31, 2012 non-current deferred tax assets and non-current deferred tax liabilities by $94 million in order to offset deferred tax balances within the same jurisdiction in accordance with ASC 740 (Income Taxes).  This revision did not affect the Company’s Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Shareholders’ Equity or Consolidated Statements of Cash Flows for any period.
At December 31, 2013, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.
The Company plans to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently reinvested.
During the third quarter of 2011, the Company recorded discrete tax items resulting in a net tax benefit $3.8 million, primarily related to the favorable resolution of certain prior year tax matters.
As of December 31, 2013, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2008, the United States after 2009, France after 2010, Switzerland after 2009, the United Kingdom after 2010 and China after 2011. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

15.	RESTRUCTURING CHARGES
During 2012 and 2013, we initiated additional cost reduction measures in response to global economic conditions. For the years ending December 31, 2013 and 2012, we have incurred $19.8 million and $16.7 million, respectively, of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the years ended December 31, 2013 and 2012 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2011	$7,469	$100	$7,569
Restructuring charges	14,652	2,035	16,687
Cash payments / utilization	(10,746)	(1,845)	(12,591)
Impact of foreign currency	280	—	280
Balance at December 31, 2012	11,655	290	11,945
Restructuring charges	15,196	4,634	19,830
Cash payments / utilization	(14,156)	(4,793)	(18,949)
Impact of foreign currency	359	—	359
Balance at December 31, 2013	$13,054	$131	$13,185

16.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of (gains) losses from foreign currency transactions, interest income and other items.

17.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2013:

2014	$33,028
2015	24,980
2016	16,063
2017	10,024
2018	7,418
Thereafter	10,004
Total	$101,517
Rent expense for operating leases amounted to $37.0 million, $36.7 million and $34.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
The following tables show the operations of the Company’s operating segments:

For the Year Ended December 31, 2013	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$720,568	$81,283	$801,851	$138,366	$6,223	$1,242,501	$(6,297)	$307,933
Swiss Operations	127,031	440,177	567,208	151,743	6,576	1,090,353	(6,801)	24,288
Western European Operations	674,620	111,707	786,327	111,828	4,708	1,059,525	(6,096)	108,662
Chinese Operations	407,131	149,084	556,215	122,214	6,527	731,650	(6,200)	746
Other(a)	449,622	6,308	455,930	49,228	2,694	257,141	(7,172)	14,213
Eliminations and Corporate(b)	—	(788,559)	(788,559)	(100,487)	8,037	(2,228,351)	(49,783)	—
Total	$2,378,972	$—	$2,378,972	$472,892	$34,765	$2,152,819	$(82,349)	$455,842

For the Year Ended December 31, 2012	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$699,361	$78,759	$778,120	$138,894	$5,799	$1,128,902	$(10,988)	$307,933
Swiss Operations	124,362	406,485	530,847	133,691	7,194	922,620	(5,529)	23,684
Western European Operations	644,361	101,952	746,313	95,523	4,947	975,174	(5,504)	105,522
Chinese Operations	432,255	123,669	555,924	125,217	5,567	631,075	(9,872)	717
Other(a)	441,189	6,538	447,727	48,857	2,653	237,232	(5,542)	14,495
Eliminations and Corporate(b)	—	(717,403)	(717,403)	(97,683)	7,261	(1,872,715)	(58,153)	—
Total	$2,341,528	$—	$2,341,528	$444,499	$33,421	$2,022,288	$(95,588)	$452,351

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

For the Year Ended December 31, 2011	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$665,245	$80,013	$745,258	$121,398	$5,757	$1,037,238	$(6,926)	$307,485
Swiss Operations	143,520	411,788	555,308	113,997	7,581	795,828	(8,178)	22,986
Western European Operations	692,348	107,585	799,933	99,969	5,065	963,563	(4,962)	101,899
Chinese Operations	388,592	126,550	515,142	120,857	4,920	366,442	(15,601)	710
Other(a)	419,623	6,348	425,971	50,045	2,161	328,867	(4,088)	14,663
Eliminations and Corporate(b)	—	(732,284)	(732,284)	(107,763)	6,205	(1,377,028)	(58,745)	—
Total	$2,309,328	$—	$2,309,328	$398,503	$31,689	$2,114,910	$(98,500)	$447,743
_______________________________________

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit follows:

	2013	2012	2011
Earnings before taxes	$402,709	$382,601	$349,177
Amortization	24,539	21,357	17,808
Interest expense	22,711	22,764	23,226
Restructuring charges	19,830	16,687	5,912
Other charges (income), net	3,103	1,090	2,380
Segment profit	$472,892	$444,499	$398,503
During 2013 restructuring charges of $19.8 million were recognized, of which $1.7 million, $8.0 million, $7.7 million, $2.0 million, and $0.4 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $16.7 million were recognized in 2012, of which $1.7 million, $5.7 million, $7.8 million, $1.1 million, and $0.4 million relate to the Company's U.S., Swiss, Western European, Chinese, and Other Operations, respectively.
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
A breakdown of the Company's sales by product category for the years ended December 31 follows:

	2013	2012	2011
Laboratory	$1,100,632	$1,071,299	$1,047,319
Industrial	1,065,605	1,063,653	1,038,871
Retail	212,735	206,576	223,138
Total net sales	$2,378,972	$2,341,528	$2,309,328

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant and equipment, net for the years ended December 31 follows:

	Net Sales			Property, Plant and Equipment, Net
	2013	2012	2011	2013	2012
United States	$664,665	$643,902	$612,643	$133,323	$66,978
Other Americas	168,347	161,853	159,756	4,831	4,074
Total Americas	833,012	805,755	772,399	138,154	71,052
Germany	195,521	183,859	200,062	29,008	26,404
France	122,658	123,007	136,589	6,737	6,781
United Kingdom	65,922	62,389	66,321	6,001	6,103
Switzerland	74,574	65,430	79,376	243,697	275,944
Other Europe	377,353	355,266	379,784	7,936	6,767
Total Europe	836,028	789,951	862,132	293,379	321,999
China	396,620	422,894	379,791	74,546	69,784
Rest of World	313,312	322,928	295,006	8,359	6,586
Total Asia/Rest of World	709,932	745,822	674,797	82,905	76,370
Total	$2,378,972	$2,341,528	$2,309,328	$514,438	$469,421

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2013 and 2012 are as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2013
Net sales	$524,353		$578,680		$591,686		$684,253
Gross profit	279,253		308,843		318,573		375,357
Net earnings	$52,544		$69,062		$74,326		$110,162
Basic earnings per common share:
Net earnings	$1.73		$2.29		$2.49		$3.72
Weighted average number of common shares	30,299,569		30,119,889		29,818,218		29,596,949
Diluted earnings per common share:
Net earnings	$1.69		$2.24		$2.43		$3.63
Weighted average number of common and common equivalent shares	31,101,979		30,849,934		30,579,954		30,366,603
Market price per share:
High	$221.56		$228.00		$242.56		$253.27
Low	$196.72		$197.91		$205.55		$233.71
2012
Net sales	$535,400		$570,283		$578,553		$657,292
Gross profit	277,102		299,008		308,157		356,788
Net earnings	$52,327		$61,704		$72,183		$104,633
Basic earnings per common share:
Net earnings	$1.66		$1.97		$2.34		$3.43
Weighted average number of common shares	31,531,915		31,267,660		30,846,062		30,532,491
Diluted earnings per common share:
Net earnings	$1.62		$1.93		$2.28		$3.35
Weighted average number of common and common equivalent shares	32,386,924		32,038,928		31,599,081		31,271,377
Market price per share:
High	$189.67	185.08	$185.08	195.00	$177.44	185.08	$195.00
Low	$152.19	150.57	$150.57	161.80	$148.68	150.57	$161.80

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Accounts receivable — allowance for doubtful accounts:
Year ended December 31, 2013	$14,120	$1,775	$115	$1,154	$14,856
Year ended December 31, 2012	$12,317	$2,106	$267	$570	$14,120
Year ended December 31, 2011	$11,536	$1,933	$(220)	$932	$12,317
Deferred tax valuation allowance:
Year ended December 31, 2013	$23,177	$—	$10,131	$1,611	$31,697
Year ended December 31, 2012	$34,738	$—	$4,764	$16,325	$23,177
Year ended December 31, 2011	$44,669	$—	$912	$10,843	$34,738
_______________________________________
Note (A)
For accounts receivable, amounts comprise currency translation adjustments.
For deferred tax valuation allowance in 2013, 2012 and 2011, amounts relate primarily to changes in foreign tax credit carryforwards and foreign currency differences recorded through other comprehensive income.
Note (B)
For accounts receivable, amounts represent excess of uncollectible balances written off over recoveries of accounts previously written off.
For deferred tax valuation allowance, the decrease in 2013 relates primarily to decreases in foreign tax loss carryforwards, while in 2012 and 2011 the reductions relate primarily to a decrease of recorded foreign tax credit and research and development tax credits.

S- 1