Form 10-Q
period 2014-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2014-05-09
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 29,220,329 shares of Common Stock outstanding at March 31, 2014.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2014 and 2013
(In thousands, except share data)
(unaudited)

	March 31, 2014	March 31, 2013
Net sales
Products	$422,148	$402,339
Service	128,473	122,016
Total net sales	550,621	524,355
Cost of sales
Products	181,198	172,589
Service	76,782	72,608
Gross profit	292,641	279,158
Research and development	29,497	27,700
Selling, general and administrative	172,191	166,025
Amortization	7,094	5,122
Interest expense	5,666	5,400
Restructuring charges	1,492	5,002
Other charges (income), net	317	773
Earnings before taxes	76,384	69,136
Provision for taxes	18,333	16,592
Net earnings	$58,051	$52,544

Basic earnings per common share:
Net earnings	$1.98	$1.73
Weighted average number of common shares	29,370,232	30,299,569

Diluted earnings per common share:
Net earnings	$1.93	$1.69
Weighted average number of common and common equivalent shares	30,088,245	31,101,979

Comprehensive income, net of tax (Note 8)	$59,904	$35,429

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and December 31, 2013
(In thousands, except share data)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$115,804	$111,874
Trade accounts receivable, less allowances of $14,822 at March 31, 2014
and $14,856 at December 31, 2013	425,161	466,703
Inventories	224,420	210,414
Current deferred tax assets, net	58,705	57,934
Other current assets and prepaid expenses	66,015	67,062
Total current assets	890,105	913,987
Property, plant and equipment, net	517,686	514,438
Goodwill	456,942	455,842
Other intangible assets, net	112,919	114,418
Non-current deferred tax assets, net	22,204	24,121
Other non-current assets	135,281	130,013
Total assets	$2,135,137	$2,152,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$119,128	$145,993
Accrued and other liabilities	117,913	116,831
Accrued compensation and related items	89,558	123,493
Deferred revenue and customer prepayments	98,564	83,083
Taxes payable	51,384	61,502
Current deferred tax liabilities	16,393	16,219
Short-term borrowings and current maturities of long-term debt	16,255	17,067
Total current liabilities	509,195	564,188
Long-term debt	449,582	395,960
Non-current deferred tax liabilities	63,122	64,449
Other non-current liabilities	189,634	193,170
Total liabilities	1,211,533	1,217,767
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;	448	448
issued 44,786,011 and 44,786,011 shares; outstanding 29,220,329, and 29,487,075 shares at March 31, 2014 and December 31, 2013, respectively
Additional paid-in capital	660,946	653,250
Treasury stock at cost (15,565,682 shares at March 31, 2014 and 15,298,936 shares at	(1,796,550)	(1,721,030)
December 31, 2013)
Retained earnings	2,091,943	2,037,420
Accumulated other comprehensive loss	(33,183)	(35,036)
Total shareholders’ equity	923,604	935,052
Total liabilities and shareholders’ equity	$2,135,137	$2,152,819

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2014 and twelve months ended December 31, 2013
(In thousands, except share data)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted
stock units	398,646	—	—	37,870	(18,125)	—	19,745
Repurchases of common stock	(1,321,577)	—	—	(294,976)	—	—	(294,976)
Tax benefit resulting from exercise of certain
employee stock options	—	—	1,906	—	—	—	1,906
Share-based compensation	—	—	12,639	—	—	—	12,639
Net earnings	—	—	—	—	306,094	—	306,094
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	62,425	62,425
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted
stock units	69,442	—	—	6,978	(3,528)	—	3,450
Repurchases of common stock	(336,188)	—	—	(82,498)	—	—	(82,498)
Tax benefit resulting from exercise of certain employee stock options	—	—	4,495	—	—	—	4,495
Share-based compensation	—	—	3,201	—	—	—	3,201
Net earnings	—	—	—	—	58,051	—	58,051
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	1,853	1,853
Balance at March 31, 2014	29,220,329	$448	$660,946	$(1,796,550)	$2,091,943	$(33,183)	$923,604

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2014 and 2013
(In thousands)
(unaudited)

	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net earnings	$58,051	$52,544
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,420	8,881
Amortization	7,094	5,122
Deferred tax benefit	(695)	(3,354)
Excess tax benefits from share-based payment arrangements	(4,495)	(256)
Share-based compensation	3,201	2,805
Other	37	26
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	41,500	20,650
Inventories	(13,543)	(5,017)
Other current assets	511	1,282
Trade accounts payable	(26,550)	(25,352)
Taxes payable	(10,436)	(11,124)
Accruals and other	(20,250)	(22,535)
Net cash provided by operating activities	42,845	23,672
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	189	36
Purchase of property, plant and equipment	(16,716)	(19,018)
Acquisitions	(391)	—
Net cash used in investing activities	(16,918)	(18,982)
Cash flows from financing activities:
Proceeds from borrowings	145,879	141,959
Repayments of borrowings	(93,229)	(89,334)
Proceeds from stock option exercises	3,450	7,069
Repurchases of common stock	(82,498)	(72,300)
Excess tax benefits from share-based payment arrangements	4,495	256
Other financing activities	(235)	(483)
Net cash used in financing activities	(22,138)	(12,833)

Effect of exchange rate changes on cash and cash equivalents	141	(350)

Net increase (decrease) in cash and cash equivalents	3,930	(8,493)

Cash and cash equivalents:
Beginning of period	111,874	101,702
End of period	$115,804	$93,209

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
At March 31, 2014 – Unaudited (Continued)
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
Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Raw materials and parts	$102,512	$98,244
Work-in-progress	42,036	38,061
Finished goods	79,872	74,109
	$224,420	$210,414
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other intangible assets consisted of the following:

	March 31, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$98,329	$(26,141)	$72,188	$98,374	$(25,313)	$73,061
Proven technology and patents	43,191	(30,232)	12,959	43,233	(29,763)	13,470
Tradename (finite life)	4,332	(1,732)	2,600	4,300	(1,619)	2,681
Tradename (indefinite life)	25,121	—	25,121	25,108	—	25,108
Other	758	(707)	51	757	(659)	98
	$171,731	$(58,812)	$112,919	$171,772	$(57,354)	$114,418
The Company recognized amortization expense associated with the above intangible assets of $1.6 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.0 million for 2014, $5.3 million for 2015, $5.1 million for 2016, $4.9 million for 2017, $4.6 million for 2018 and $4.3 million for 2019. Purchased intangible amortization was $1.3 million ($0.9 million after tax) for both the three months ended March 31, 2014 and 2013.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.5 million and $3.7 million for the three months ended March 31, 2014 and 2013, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the three months ended March 31 are as follows:

	March 31, 2014	March 31, 2013
Balance at beginning of period	$16,991	$16,295
Accruals for warranties	4,685	4,515
Foreign currency translation	28	(258)
Payments / utilizations	(4,897)	(5,002)
Balance at end of period	$16,807	$15,550

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.2 million and $2.8 million of share-based compensation expense for the three months ended March 31, 2014 and 2013, respectively.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
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
Cash Flow Hedge
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement is a forward-starting swap which had the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010. The swap is recorded gross in other non-current liabilities in the consolidated balance sheet at its fair value at March 31, 2014 and December 31, 2013 of $4.7 million and $5.3 million, respectively. The amount recognized in other comprehensive income (loss) during both the three month periods ended March 31, 2014 and 2013 was a loss of $0.1 million. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $0.8 million ($0.5 million after tax) for both the three months ended March 31, 2014 and 2013, respectively. A derivative loss of $3.1 million based upon interest rates at March 31, 2014, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through March 31, 2014, the hedge ineffectiveness related to this instrument was not material.
In June 2013, the Company entered into a forward starting interest rate swap agreement, designated as a cash flow hedge. The agreement will change the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015. The swap is recorded in other non-current assets in the consolidated balance sheet at its fair value at March 31, 2014 and December 31, 2013 of $0.6 million and $1.3 million, respectively. The amount recognized in other comprehensive income (loss) during the three month period ended March 31, 2014 was a loss of $0.7 million ($0.4 million after tax).
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The notional amount of foreign currency forward contracts outstanding at both March 31, 2014 and December 31, 2013 was $78.2 million. The foreign currency forward contracts are recorded at their fair value in the consolidated balance sheet at March 31, 2014 in other current assets of $0.5 million. At December 31, 2013, the foreign currency forward contracts are recorded gross at their fair value in the consolidated balance in other current assets of $0.3 million and in accrued and other liabilities of $0.1 million, respectively. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassifies these amounts into earnings in the period in which the transactions affect earnings. The amount recognized in other comprehensive income (loss) during the three months period ended March 31, 2014 and 2013 was a gain of $0.3 million ($0.2 million after tax) and a loss of $0.8 million ($0.6 million after tax), respectively. The effective portion reclassified from accumulated other comprehensive income (loss) to cost of sales was an immaterial gain for the three months ended March 31, 2014 and a loss of $0.5 million ($0.4 million after tax) for the three months ended March 31, 2013, respectively. A derivative gain of $0.5 million as of March 31, 2014 is expected to be recognized in earnings in the next twelve months. Through March 31, 2014 no hedge ineffectiveness has occurred in relation to this hedge.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported gross at their fair value in the consolidated balance sheet at March 31, 2014 and December 31, 2013 in other current assets of $0.2 million and $0.7 million, respectively, and other liabilities of $0.8 million and $0.4 million, respectively. The Company recognized in other charges (income), net a loss of $0.2 million and $2.2 million, during the three month periods ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, these contracts had a notional value of $173.9 million and $180.3 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At March 31, 2014 and December 31, 2013, the Company had derivative assets totaling $1.3 million and $2.3 million, respectively, and derivative liabilities totaling $5.4 million and $5.8 million, respectively. The fair values of the interest rate swap agreement, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2014 and December 31, 2013.
At March 31, 2014 and December 31, 2013, the Company had $10.8 million and $16.9 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,787	$—	$10,787	$—	$16,868	$—	$16,868	$—
Interest rate swap agreement	565	—	565	—	1,269	—	1,269	—
Foreign currency forward contracts designated as cash flow hedge	469	—	469	—	268	—	268	—
Foreign currency forward contracts not designated as hedging instruments	235	—	235	—	719	—	719	—
Total	$12,056	$—	$12,056	$—	$19,124	$—	$19,124	$—

Liabilities:
Interest rate swap agreement	$4,668	$—	$4,668	$—	$5,312	$—	$5,312	$—
Foreign currency forward contracts designated as cash flow hedge	3	—	3	—	103	—	103	—
Foreign currency forward contracts not designated as hedging instruments	775	—	775	—	355	—	355	—
Total	$5,446	$—	$5,446	$—	$5,770	$—	$5,770	$—

5.	INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 24% for the three month period ended March 31, 2014.

6.	DEBT
Debt consisted of the following at March 31, 2014:

	March 31, 2014
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
Credit agreement	231,584	17,998	249,582
Other local arrangements	—	16,255	16,255
Total debt	431,584	34,253	465,837
Less: current portion	—	(16,255)	(16,255)
Total long-term debt	$431,584	$17,998	$449,582
As of March 31, 2014, the Company had $546.4 million of availability remaining under the credit agreement.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $3 billion share repurchase program, of which there were $809.9 million of remaining common shares authorized to be repurchased under the program. We expect that the authorization will be utilized over the next few years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 21.8 million shares since the inception of the program through March 31, 2014. During the three months ended March 31, 2014 and 2013, the Company spent $82.5 million and $72.3 million on the repurchase of 336,188 shares and 341,109 shares at an average price per share of $245.37 and $211.94, respectively. The Company reissued 69,442 shares and 117,014 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2014 and 2013, respectively.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the period ended March 31, 2014:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(281)	—	(281)
Foreign currency translation adjustment	1,345	43	(90)	1,298
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	440	396	836
Net change in other comprehensive income (loss), net of tax	1,345	202	306	1,853
Balance at March 31, 2014	$79,260	$(2,231)	$(110,212)	$(33,183)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2012	$56,012	$(5,438)	$(148,035)	$(97,461)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(653)	—	(653)
Foreign currency translation adjustment	(23,246)	(10)	4,287	(18,969)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	842	1,665	2,507
Net change in other comprehensive income (loss), net of tax	(23,246)	179	5,952	(17,115)
Balance at March 31, 2013	$32,766	$(5,259)	$(142,083)	$(114,576)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income for the three months ended March 31:

	2014	2013
	Amount Recognized From Accumulated Other Comprehensive Income (Loss)		Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$768	$755	Interest expense
Foreign currency forward contracts	(41)	475	Cost of sales - products
Total before taxes	727	1,230
Provision for taxes	287	388	Provision for taxes
Total, net of taxes	$440	$842

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$712	$2,572	(a)
Provision for taxes	316	907	Provision for taxes
Total, net of taxes	$396	$1,665

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three months ended March 31, 2014 and 2013.

Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2014	March 31, 2013
Net earnings	$58,051	$52,544
Other comprehensive income (loss), net of tax	1,853	$(17,115)
Comprehensive income (loss), net of tax	$59,904	$35,429

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, relating to outstanding stock options and restricted stock units:

	2014	2013
Three months ended	718,013	802,410
Outstanding options and restricted stock units to purchase or receive 147,159 and 141,621 shares of common stock for the three months ended March 31, 2014 and 2013, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost, net	$223	$123	$3,962	$4,369	$43	$54	$4,228	$4,546
Interest cost on projected benefit obligations	1,599	1,439	5,483	4,883	60	101	7,142	6,423
Expected return on plan assets	(2,137)	(1,788)	(9,544)	(8,692)	—	—	(11,681)	(10,480)
Recognition of prior service cost	—	—	(1,040)	(994)	(195)	22	(1,235)	(972)
Recognition of actuarial losses/(gains)	1,200	1,945	1,106	1,846	(359)	(247)	1,947	3,544
Net periodic pension cost/(credit)	$885	$1,719	$(33)	$1,412	$(451)	$(70)	$401	$3,061

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the Company expects to make employer contributions of approximately $21.8 million to its non-U.S. pension plan and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan during the year ended December 31, 2014. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
For the three months ending March 31, 2014, we have incurred $1.5 million of restructuring expenses which primarily comprise employee related costs related to cost reduction measures initiated in prior periods. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2014 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2013	$13,054	$131	$13,185
Restructuring charges	1,246	246	1,492
Cash payments / utilization	(2,897)	(244)	(3,141)
Impact of foreign currency	(30)	—	(30)
Balance at March 31, 2014	$11,373	$133	$11,506

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

13.	SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ending December 31, 2013, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2014	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$163,994	$20,775	$184,769	$23,695	$307,933
Swiss Operations	32,056	108,225	140,281	36,166	24,420
Western European Operations	161,517	29,438	190,955	20,876	109,056
Chinese Operations	91,621	35,544	127,165	25,799	738
Other (a)	101,433	1,135	102,568	9,159	14,795
Eliminations and Corporate (b)	—	(195,117)	(195,117)	(24,742)	—
Total	$550,621	$—	$550,621	$90,953	$456,942

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2013	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$158,389	$18,377	$176,766	$24,657	$307,933
Swiss Operations	30,697	97,123	127,820	34,201	22,694
Western European Operations	146,168	28,112	174,280	18,298	100,483
Chinese Operations	90,727	30,402	121,129	24,648	722
Other (a)	98,374	1,420	99,794	9,487	13,877
Eliminations and Corporate (b)	—	(175,434)	(175,434)	(25,858)	—
Total	$524,355	$—	$524,355	$85,433	$445,709

(a)	Other includes reporting units in Eastern Europe, Latin America, East Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Earnings before taxes	$76,384	$69,136
Amortization	7,094	5,122
Interest expense	5,666	5,400
Restructuring charges	1,492	5,002
Other charges (income), net	317	773
Segment profit	$90,953	$85,433

During the three months ended March 31, 2014, restructuring charges of $1.5 million were recognized, of which $0.6 million, $0.3 million, $0.1 million, $0.2 million and $0.3 million related to the Company’s U.S., Swiss, Western European, China, and Other operations, respectively. Restructuring charges of $5.0 million were recognized during the three months ended March 31, 2013, of which $0.4 million, $2.9 million, $0.8 million, $0.7 million, and $0.2 million related to the Company’s U.S., Swiss, Western European, China and Other operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2014 and 2013 (amounts in thousands).

	Three months ended March 31,
	2014		2013
	(unaudited)%		(unaudited)%
Net sales	$550,621	100.0	$524,355	100.0
Cost of sales	257,980	46.9	245,197	46.8
Gross profit	292,641	53.1	279,158	53.2
Research and development	29,497	5.4	27,700	5.3
Selling, general and administrative	172,191	31.3	166,025	31.7
Amortization	7,094	1.3	5,122	1.0
Interest expense	5,666	1.0	5,400	1.0
Restructuring charges	1,492	0.3	5,002	1.0
Other charges (income), net	317	—	773	—
Earnings before taxes	76,384	13.8	69,136	13.2
Provision for taxes	18,333	3.3	16,592	3.2
Net earnings	$58,051	10.5	$52,544	10.0

Net sales
Net sales were $550.6 million for the three months ended March 31, 2014, compared to $524.4 million for the corresponding period in 2013. This represents an increase in U.S. dollars of 5%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 4% for the three months ended March 31, 2014. Market conditions improved during the three months ended March 31, 2014, particularly in Europe. However global market conditions remain uncertain, especially in emerging markets, and we continue to be cautious regarding our sales growth outlook.

Net sales by geographic destination for the three months ended March 31, 2014, in U.S. dollars increased 2% in the Americas, 12% in Europe and were flat in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 3% in the Americas, 9% in Europe and 1% in Asia/Rest of World. Net sales in local currencies for Asia/Rest of World for the three months ended 2014 were reduced by approximately 1% due to the exit of certain industrial-related businesses in China. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2013, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 5% in U.S. dollars and 4% in local currency for the three months ended March 31, 2014 compared to the prior period. Service revenue (including spare parts) increased 5% in both U.S. dollars and local currency during the three months ended March 31, 2014 compared to the corresponding period in 2013.
Net sales of our laboratory-related products, which represented approximately 47% of our total net sales for the three months ended March 31, 2014, increased 7% in both U.S. dollars and local currencies during the three months ended March 31, 2014 principally driven by strong volume and favorable price realization in most categories, especially analytical instruments and laboratory balances.
Net sales of our industrial-related products, which represented approximately 44% of our total net sales for the three months ended March 31, 2014, increased 2% in U.S. dollars and 1% in local currencies during the three months ended March 31, 2014. We experienced solid sales growth in our core-industrial products in the Americas and Europe related to higher sales volumes and favorable price realization during the three months ended March 31, 2014. These results were offset by a sales volume decline in core-industrial products in Asia/Rest of World, particularly China. Overall Chinese market conditions for our industrial products remain weak. Growth in China can be expected to be volatile and the timing of a recovery can be uncertain.
Net sales in our food retailing markets, which represented approximately 9% of our total net sales for the three months ended March 31, 2014, increased 10% in U.S. dollars and 8% in local currencies during the three months ended March 31, 2014, with particularly strong project activity in Europe.
Gross profit
Gross profit as a percentage of net sales was 53.1% for the three months ended March 31, 2014 compared to 53.2% for the corresponding period in 2013.
Gross profit as a percentage of net sales for products was 57.1% for both the three month periods ended March 31, 2014 and 2013.
Gross profit as a percentage of net sales for services (including spare parts) was 40.2% for the three months ended March 31, 2014 compared to 40.5% for the corresponding period in 2013.
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2014 includes unfavorable currency, business mix and other charges, offset in part by increased price realization and reduced material costs.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.4% for the three months ended March 31, 2014 compared to 5.3% for the corresponding period during 2013. Research and development expenses increased 6% in U.S. dollars and 4% in local currencies, during the three months ended March 31, 2014 compared to the corresponding period in 2013 relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 31.3% for the three months ended March 31, 2014 compared to 31.7% in the corresponding period during 2013. Selling, general and administrative expenses increased 4% in U.S. dollars and 3% in local currencies, during the three months ended March 31, 2014 compared to the corresponding period in 2013. The increase includes higher cash incentive compensation as compared to prior year, partially offset by lower employee benefit costs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $7.1 million for the three months ended March 31, 2014 and $5.1 million for the corresponding period in 2013. The increase in amortization expense is primarily related to recent investment in information technology, including the Company's Blue Ocean program.
Interest expense was $5.7 million for the three months ended March 31, 2014 and $5.4 million for the corresponding period in 2013. The increase in interest expense for the three month period ended March 31, 2014 is primarily a result of an increase in average borrowings.
Other charges (income), net consists primarily of (gains) losses from foreign currency transactions, interest income and other items.
The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three month periods ended March 31, 2014 and 2013. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2013.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2014	2013	%
Total net sales	$184,769	$176,766	5%
Net sales to external customers	$163,994	$158,389	4%
Segment profit	$23,695	$24,657	(4)%

Total net sales and net sales to external customers increased 5% and 4%, respectively for the three months ended March 31, 2014 compared with the corresponding period in 2013. The increase in total net sales and net sales to external customers for the three months ended March 31, 2014 primarily reflects strong growth in laboratory balances and core-industrial products due to increased sales volume and favorable price realization.

Segment profit decreased $1.0 million for the three months ended March 31, 2014 compared to the corresponding period in 2013 primarily related to investments in our product inspection businesses.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2014	2013	%1)
Total net sales	$140,281	$127,820	10%
Net sales to external customers	$32,056	$30,697	4%
Segment profit	$36,166	$34,201	6%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 10% in U.S. dollars and 5% in local currency for the three months ended March 31, 2014 compared to the corresponding period in 2013. Net sales to external customers increased 4% in U.S. dollars and 1% in local currency during the three months ended March 31, 2014 compared to the corresponding period in 2013. The increase in local currency net sales to external customers for the three month period ended March 31, 2014 primarily related to sales volume increases in our laboratory-related products, particularly in analytical instruments offset in part by a decline in core-industrial products.

Segment profit increased $2.0 million for the three month period ended March 31, 2014 compared to the corresponding period in 2013. Segment profit includes the impact of increased sales, partially offset by unfavorable currency.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2014	2013	%1)
Total net sales	$190,955	$174,280	10%
Net sales to external customers	$161,517	$146,168	11%
Segment profit	$20,876	$18,298	14%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 10% in U.S. dollars and 5% in local currency during the three month period ended March 31, 2014 compared to the corresponding period in 2013. Net sales to external customers increased 11% in U.S. dollars and 7% in local currency for the same period versus the prior year comparable period. Total net sales and net sales to external customers for the three months ended March 31, 2014 includes volume increases and favorable price realization across most product categories, particularly in laboratory balances and core-industrial products, as well as strong project activity in food retailing.

Segment profit increased $2.6 million for the three month period ended March 31, 2014 compared to the corresponding period in 2013 primarily due to increased sales and benefits from our cost reduction activities.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2014	2013	%1)
Total net sales	$127,165	$121,129	5%
Net sales to external customers	$91,621	$90,727	1%
Segment profit	$25,799	$24,648	5%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 5% in U.S. dollars and 2% in local currency during the three months ended March 31, 2014 compared to the corresponding period in 2013. Net sales to external customers increased 1% in U.S. dollars and decreased 1% in local currency during the three months ended March 31, 2014 as compared to the corresponding period in 2013. The decrease in net sales to external customers during the three months ended March 31, 2014 reflects a decline in sales volume of our core-industrial products offset in part by strong growth in analytical instruments and laboratory balances. Approximately 1% of the local currency sales decline in 2014 also relates to the exit of certain industrial-related businesses. Overall Chinese market conditions for our industrial products remain weak. Growth in China can be expected to be volatile and the timing of a recovery can be uncertain.

Segment profit increased $1.2 million for the three month period ended March 31, 2014 compared to the corresponding period in 2013. The increase in segment profit for the three month period ended March 31, 2014 includes increased inter-segment sales and favorable business mix.
Other (amounts in thousands)

	Three months ended March 31,
	2014	2013	%1)
Total net sales	$102,568	$99,794	3%
Net sales to external customers	$101,433	$98,374	3%
Segment profit	$9,159	$9,487	(3)%

1)	Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales and net sales to external customers increased 3% in US dollars and 9% in local currency during the three month period ended March 31, 2014 compared to the corresponding period in 2013. The increase in total net sales and net sales to external customers primarily reflects increased sales volume across most product categories, particularly in Japan, Australia and Eastern Europe.

Segment profit decreased $0.3 million for the three months ended March 31, 2014 compared to the corresponding period in 2013. The decrease in segment profit is primarily due to unfavorable currency and higher inter-segment product costs, offset in part by the impacted of increased net sales.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $42.8 million during the three months ended March 31, 2014, compared to $23.7 million in the corresponding period in 2013. The increase in 2014 is primarily due to the timing of accounts receivable and tax payments compared to the three months ended March 31, 2013, offset in part by increased inventory levels and cash incentive payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $16.7 million for the three months ended March 31, 2014 compared to $19.0 million in the corresponding period in 2013.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of March 31, 2014, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2014:

	March 31, 2014
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
Credit agreement	231,584	17,998	249,582
Other local arrangements	—	16,255	16,255
Total debt	431,584	34,253	465,837
Less: current portion	—	(16,255)	(16,255)
Total long-term debt	$431,584	$17,998	$449,582

As of March 31, 2014, approximately $546.4 million was available under our credit agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

Share Repurchase Program
We have a $3 billion share repurchase program, of which there were $809.9 million of remaining common shares authorized to be repurchased under the program. We expect that the authorization will be utilized over the next few years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.

We have purchased 21.8 million shares since the inception of the program through March 31, 2014. During the three months ended March 31, 2014 and 2013, we spent $82.5 million and $72.3 million on the repurchase of 336,188 shares and 341,109 shares at an average price per share of $245.37 and $211.94, respectively. We reissued 69,442 shares and 117,014 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2014 and 2013, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down.
A few factors help us manage these exchange rate risks. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro. The floor has effectively stopped the strengthening of the Swiss franc beyond the 1.20 level. We do not know how long the Swiss National Bank will maintain this exchange rate floor. Additionally, in the third quarter of 2012, we entered into foreign currency forward contracts that reduce approximately 75% of our exposure from the Swiss franc strengthening against the euro. The forward contracts expire in April 2015. Absent these forward exchange contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million annually. The impact on our earnings before tax of the Swiss franc strengthening 1% against the U.S. dollar is approximately $0.4 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a loss of approximately $0.7 million annually. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2013, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $3.8 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
In January 2014, the Company adopted ASU 2013-11 "Income Taxes." The amendment provided further guidance to the balance sheet presentation of unrecognized tax benefits when a net operating loss or similar tax loss carryforwards, or a tax credit carryforward exists. The adoption of this guidance did not have a material impact to the Company's consolidated results of operations or financial position.

Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue”.
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position , capital expenditures, cash flow, tax-related matters, compliance with laws, and effects of acquisitions.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2014, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2014 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2014	98,173	$248.94	98,173	$867,935
February 1 to February 28, 2014	107,301	$247.10	107,301	$841,418
March 1 to March 31, 2014	130,714	$241.26	130,714	$809,879
Total	336,188	$245.37	336,188	$809,879

We have a share repurchase program, of which there is $809.9 million remaining to repurchase common shares as of March 31, 2014. We have purchased 21.8 million shares since the inception of the program through March 31, 2014.
During the three months ended March 31, 2014 and 2013, we spent $82.5 million and $72.3 million on the repurchase of 336,188 and 341,109 shares at an average price per share of $245.37 and $211.94, respectively. We reissued 69,442 shares and 117,014 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2014 and 2013, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	May 9, 2014	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith