Form 10-Q
period 2014-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2014-07-25
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 28,887,558 shares of Common Stock outstanding at June 30, 2014.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2014 and 2013
(In thousands, except share data)
(unaudited)

	June 30, 2014	June 30, 2013
Net sales
Products	$468,678	$450,128
Service	140,156	128,552
Total net sales	608,834	578,680
Cost of sales
Products	199,458	193,839
Service	81,200	75,998
Gross profit	328,176	308,843
Research and development	32,125	29,003
Selling, general and administrative	183,103	173,434
Amortization	7,283	5,807
Interest expense	5,956	5,543
Restructuring charges	1,905	3,196
Other charges (income), net	406	987
Earnings before taxes	97,398	90,873
Provision for taxes	23,376	21,811
Net earnings	$74,022	$69,062

Basic earnings per common share:
Net earnings	$2.55	$2.29
Weighted average number of common shares	29,074,695	30,119,889

Diluted earnings per common share:
Net earnings	$2.49	$2.24
Weighted average number of common and common equivalent shares	29,750,815	30,849,934

Comprehensive income, net of tax (Note 8)	$71,631	$74,897

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2014 and 2013
(In thousands, except share data)
(unaudited)

	June 30, 2014	June 30, 2013
Net sales
Products	$890,826	$852,466
Service	268,629	250,567
Total net sales	1,159,455	1,103,033
Cost of sales
Products	380,656	366,428
Service	157,982	148,604
Gross profit	620,817	588,001
Research and development	61,622	56,703
Selling, general and administrative	355,294	339,459
Amortization	14,377	10,929
Interest expense	11,622	10,943
Restructuring charges	3,397	8,198
Other charges (income), net	723	1,760
Earnings before taxes	173,782	160,009
Provision for taxes	41,709	38,403
Net earnings	$132,073	$121,606

Basic earnings per common share:
Net earnings	$4.52	$4.03
Weighted average number of common shares	29,221,647	30,209,729

Diluted earnings per common share:
Net earnings	$4.41	$3.93
Weighted average number of common and common equivalent shares	29,918,456	30,975,957

Comprehensive income, net of tax (Note 8)	$131,536	$110,326

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and December 31, 2013
(In thousands, except share data)
(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$111,012	$111,874
Trade accounts receivable, less allowances of $15,925 at June 30, 2014	427,495	466,703
and $14,856 at December 31, 2013
Inventories	224,448	210,414
Current deferred tax assets, net	59,027	57,934
Other current assets and prepaid expenses	64,406	67,062
Total current assets	886,388	913,987
Property, plant and equipment, net	521,884	514,438
Goodwill	457,759	455,842
Other intangible assets, net	114,257	114,418
Non-current deferred tax assets, net	22,093	24,121
Other non-current assets	141,039	130,013
Total assets	$2,143,420	$2,152,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$140,105	$145,993
Accrued and other liabilities	117,763	116,831
Accrued compensation and related items	104,969	123,493
Deferred revenue and customer prepayments	97,782	83,083
Taxes payable	42,260	61,502
Current deferred tax liabilities	16,196	16,219
Short-term borrowings and current maturities of long-term debt	121,306	17,067
Total current liabilities	640,381	564,188
Long-term debt	345,364	395,960
Non-current deferred tax liabilities	61,740	64,449
Other non-current liabilities	188,221	193,170
Total liabilities	1,235,706	1,217,767
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 28,887,558 and 29,487,075
shares at June 30, 2014 and December 31, 2013, respectively	448	448
Additional paid-in capital	669,322	653,250
Treasury stock at cost (15,898,453 shares at June 30, 2014 and 15,298,936 shares at December 31, 2013)	(1,888,911)	(1,721,030)
Retained earnings	2,162,428	2,037,420
Accumulated other comprehensive income (loss)	(35,573)	(35,036)
Total shareholders’ equity	907,714	935,052
Total liabilities and shareholders’ equity	$2,143,420	$2,152,819

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2014 and twelve months ended December 31, 2013
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted
stock units	398,646	—	—	37,870	(18,125)	—	19,745
Repurchases of common stock	(1,321,577)	—	—	(294,976)	—	—	(294,976)
Tax benefit resulting from exercise of
certain employee stock options	—	—	1,906	—	—	—	1,906
Share-based compensation	—	—	12,639	—	—	—	12,639
Net earnings	—	—	—	—	306,094	—	306,094
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	62,425	62,425
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted
stock units	157,857	—	—	16,097	(7,065)	—	9,032
Repurchases of common stock	(757,374)	—	—	(183,978)	—	—	(183,978)
Tax benefit resulting from exercise of
certain employee stock options	—	—	9,569	—	—	—	9,569
Share-based compensation	—	—	6,503	—	—	—	6,503
Net earnings	—	—	—	—	132,073	—	132,073
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(537)	(537)
Balance at June 30, 2014	28,887,558	$448	$669,322	$(1,888,911)	$2,162,428	$(35,573)	$907,714

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2014 and 2013
(In thousands)
(unaudited)

	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net earnings	$132,073	$121,606
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,874	17,447
Amortization	14,377	10,929
Deferred tax benefit	(3,442)	(5,687)
Excess tax benefits from share-based payment arrangements	(9,569)	(519)
Share-based compensation	6,503	5,852
Other	74	408
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	39,967	12,583
Inventories	(13,733)	(8,158)
Other current assets	1,990	(5,690)
Trade accounts payable	(5,458)	(19,806)
Taxes payable	(19,250)	(2,820)
Accruals and other	(9,429)	(11,513)
Net cash provided by operating activities	150,977	114,632
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	296	115
Purchase of property, plant and equipment	(37,120)	(36,781)
Acquisitions	(3,255)	(213)
Net cash used in investing activities	(40,079)	(36,879)
Cash flows from financing activities:
Proceeds from borrowings	310,018	211,112
Repayments of borrowings	(256,611)	(136,330)
Proceeds from stock option exercises	9,032	12,549
Repurchases of common stock	(183,978)	(144,844)
Excess tax benefits from share-based payment arrangements	9,569	519
Other financing activities	(81)	(1,170)
Net cash used in financing activities	(112,051)	(58,164)
Effect of exchange rate changes on cash and cash equivalents	291	(1,074)
Net increase (decrease) in cash and cash equivalents	(862)	18,515
Cash and cash equivalents:
Beginning of period	111,874	101,702
End of period	$111,012	$120,217

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of June 30, 2014 and for the three and six month periods ended June 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
At June 30, 2014 – Unaudited (Continued)
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
Inventories consisted of the following:

	June 30, 2014	December 31, 2013
Raw materials and parts	$101,373	$98,244
Work-in-progress	41,242	38,061
Finished goods	81,833	74,109
	$224,448	$210,414
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
Other intangible assets consisted of the following:

	June 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$100,342	$(27,009)	$73,333	$98,374	$(25,313)	$73,061
Proven technology and patents	43,086	(30,554)	12,532	43,233	(29,763)	13,470
Tradename (finite life)	4,375	(1,832)	2,543	4,300	(1,619)	2,681
Tradename (indefinite life)	25,105	—	25,105	25,108	—	25,108
Other	1,599	(855)	744	757	(659)	98
	$174,507	$(60,250)	$114,257	$171,772	$(57,354)	$114,418

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $1.6 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively and $3.2 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.4 million for 2014, $6.0 million for 2015, $5.5 million for 2016, $5.1 million for 2017, $4.9 million for 2018 and $4.5 million for 2019. Purchased intangible amortization was $1.4 million, $1.0 million after tax, and $1.3 million, $0.9 million after tax, for the three months ended June 30, 2014 and 2013, respectively and $2.7 million, $1.9 million after tax, and $2.7 million, $1.8 million after tax, for the six months ended June 30, 2014 and 2013, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.6 million and $4.3 million for the three months ended June 30, 2014 and 2013, respectively and $11.2 million and $8.0 million for the six months ended June 30, 2014 and 2013, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

programs and processes, its warranty obligation is affected by product failure rates, material usage and service costs incurred in correcting a product failure.
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the six months ended June 30 are as follows:

	June 30, 2014	June 30, 2013
Balance at beginning of period	$16,991	$16,295
Accruals for warranties	9,427	9,467
Foreign currency translation	(3)	(185)
Payments / utilizations	(9,914)	(9,815)
Balance at end of period	$16,501	$15,762

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.3 million and $6.5 million of share-based compensation expense for the three and six months ended June 30, 2014, respectively, compared to $3.0 million and $5.8 million for the corresponding periods in 2013.
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
Cash Flow Hedges
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company’s credit agreement to a fixed obligation of 3.24%. The swap is recorded

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

gross in other non-current liabilities in the consolidated balance sheet at its fair value as of June 30, 2014 and December 31, 2013 of $4.0 million and $5.3 million, respectively. The amount recognized in other comprehensive income (loss) during the three month periods ended June 30, 2014 and 2013 was a loss of $0.1 million before and after tax, and a gain of $0.2 million, $0.1 million after tax, respectively, and during the six month periods ended June 30, 2014 and 2013 the amount recognized was a loss of $0.2 million, $0.1 million after tax, and a gain of $0.2 million, $0.1 million after tax, respectively. The effective portion of the loss reclassified from accumulated other comprehensive income (loss) to interest expense was $0.8 million, $0.5 million after tax, for both the three month periods ended June 30, 2014 and 2013, and $1.5 million, $1.0 million after tax, and $1.5 million, $0.9 million after tax, for the six month periods ended June 30, 2014 and 2013, respectively. A derivative loss of $3.1 million, $1.9 million after tax, based upon interest rates at June 30, 2014, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2014 no hedge ineffectiveness has occurred in relation to this hedge.
In June 2013, the Company entered into a forward starting interest rate swap agreement, designated as a cash flow hedge. The agreement which will change the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015. The swap is recorded in other non-current liabilities in the consolidated balance sheet at its fair value as of June 30, 2014 of $0.4 million and in other non-current assets in the consolidated balance sheet at its fair value as of December 31, 2013 of $1.3 million. The amount recognized in other comprehensive income (loss) during the three and six months ended June 30, 2014 was a loss of $0.9 million, $0.6 million after tax, and a loss of $1.6 million, $1.0 million after tax, respectively. The amount recognized in other comprehensive income (loss) during the three and six months ended June 30, 2013 was a gain of $0.9 million, $0.6 million after tax.
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based businesses. The notional amount of foreign currency forward contracts outstanding at June 30, 2014 and December 31, 2013 was $77.4 million and $78.2 million, respectively. The foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet at June 30, 2014 in other current assets of $0.4 million. At December 31, 2013, the foreign currency forward contracts are recorded gross at their fair value in the consolidated balance sheet in other current assets of $0.3 million and in accrued and other liabilities of $0.1 million. The Company records the effective portion of the cash flow derivative hedging gains and losses in accumulated other comprehensive income (loss), net of tax and reclassifies these amounts into earnings in the period in which the transactions affect earnings. The amount recognized in other comprehensive income (loss) during the three month period ended June 30, 2014 and 2013 was a gain of $0.1 million before and after tax, and a loss of $0.5 million, $0.4 million after tax, respectively, and during the six months ended June 30, 2014 and 2013, was a gain of $0.4 million, $0.3 million after tax, and a loss of $1.3 million, $1.1 million after tax, respectively. The effective portion reclassified from accumulated other comprehensive income (loss) to cost of sales was a gain of $0.2 million, $0.1 million after tax, and a loss of $0.6 million, $0.4 million after tax, during the three months ended June 30, 2014 and 2013 and a gain of $0.2 million before and after tax, and a loss of $1.0 million, $0.8 million after tax, for the six months ended June 30, 2014 and 2013, respectively. A derivative gain of $0.4 million, $0.3 million after tax, based upon foreign currency rates at June 30, 2014, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2014 no hedge ineffectiveness has occurred in relation to this hedge.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts were reported at their fair value in the consolidated balance sheet

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

at June 30, 2014 and December 31, 2013 in other current assets of $0.3 million and $0.7 million, respectively, and in other liabilities of $0.4 million for both periods. The Company recognized in other charges (income), net, a net loss of $0.7 million and a net gain of $1.5 million during the three months ended June 30, 2014 and 2013, respectively, and a net loss of $0.9 million and $0.7 million during the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, these contracts had a notional value of $189.2 million and $180.3 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At June 30, 2014 and December 31, 2013, the Company had derivative assets totaling $0.6 million and $2.3 million, respectively, and derivative liabilities totaling $4.8 million and $5.8 million, respectively. The fair values of the interest rate swap agreement, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2014 and December 31, 2013.
At June 30, 2014 and December 31, 2013, the Company had $12.8 million and $16.9 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013:

	June 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,805	$—	$12,805	$—	$16,868	$—	$16,868	$—
Interest rate swap agreement	—	—	—	—	1,269	—	1,269	—
Foreign currency forwards contracts designed as cash flow hedges	361	—	361	—	268	—	268	—
Foreign currency forward contracts not designated as hedging instruments	284	—	284	—	719	—	719	—
Total	$13,450	$—	$13,450	$—	$19,124	$—	$19,124	$—

Liabilities:
Interest rate swap agreement	$4,379	$—	$4,379	$—	$5,312	$—	$5,312	$—
Foreign currency forwards contracts designed as cash flow hedges	7	—	7	—	103	—	103	—
Foreign currency forward contracts not designated as hedging instruments	377	—	377	—	355	—	355	—
Total	$4,763	$—	$4,763	$—	$5,770	$—	$5,770	$—

5.	INCOME TAXES
The provision for taxes for both the three and six month periods ended June 30, 2014 is based upon the Company’s projected annual effective rate of 24%.

6.	DEBT
Debt consisted of the following at June 30, 2014:

	June 30, 2014
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
Credit agreement	201,811	43,553	245,364
Other local arrangements	1,355	19,951	21,306
Total debt	403,166	63,504	466,670
Less: current portion	(101,355)	(19,951)	(121,306)
Total long-term debt	$301,811	$43,553	$345,364

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

As of June 30, 2014, the Company had $550.9 million of availability remaining under the credit agreement. The Company was in compliance with its covenants at June 30, 2014.

In June 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company will issue $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company.

Interest on the 3.84% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December of each year, beginning in December 2015. The Company may at any time prepay the Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a "make-whole" prepayment premium.

The Senior Notes contain customary affirmative and negative covenants for agreements of this type that are substantially similar to those contained in the previously issued debt of the Company. The Senior Notes also contain customary events of default with customary grace periods, as applicable.

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $3 billion share repurchase program, of which there were $708.4 million of remaining common shares authorized to be repurchased under the program at June 30, 2014. We expect that the authorization will be utilized over the next few years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 22.2 million shares since the inception of the program through June 30, 2014. During the six months ended June 30, 2014 and 2013, the Company spent $184.0 million and $144.8 million on the repurchase of 757,374 shares and 680,934 shares at an average price per share of $242.89 and $212.69, respectively. The Company also reissued 157,857 shares and 216,176 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2014 and 2013, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2014 and 2013:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(854)	—	(854)
Foreign currency translation adjustment	(1,286)	10	8	(1,268)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	788	797	1,585
Net change in other comprehensive income (loss), net of tax	(1,286)	(56)	805	(537)
Balance at June 30, 2014	$76,629	$(2,489)	$(109,713)	$(35,573)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2012	$56,012	$(5,438)	$(148,035)	$(97,461)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(398)	—	(398)
Foreign currency translation adjustment	(19,393)	(4)	2,872	(16,525)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,756	3,887	5,643
Net change in other comprehensive income (loss), net of tax	(19,393)	1,354	6,759	(11,280)
Balance at June 30, 2013	$36,619	$(4,084)	$(141,276)	$(108,741)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three months ended June 30,
	2014	2013	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$778	$766	Interest expense
Foreign currency forward contracts	(164)	557	Cost of sales - products
Total before taxes	614	1,323
Provision for taxes	266	409	Provision for taxes
Total, net of taxes	$348	$914

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$717	$2,564	(a)
Provision for taxes	316	632	Provision for taxes
Total, net of taxes	$401	$1,932

	Six months ended June 30,
	2014	2013	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$1,546	$1,522	Interest expense
Foreign currency forward contracts	(205)	1,031	Cost of sales - products
Total before taxes	1,341	2,553
Provision for taxes	553	797	Provision for taxes
Total, net of taxes	$788	$1,756

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$1,429	$5,136	(a)
Provision for taxes	632	1,249	Provision for taxes
Total, net of taxes	$797	$3,887
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three and six months ended June 30, 2014 and 2013.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Net earnings	$74,022	$69,062	$132,073	$121,606
Other comprehensive income (loss), net of tax	(2,391)	5,835	(537)	(11,280)
Comprehensive income, net of tax	$71,631	$74,897	$131,536	$110,326

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, solely relating to outstanding stock options and restricted stock units:

	2014	2013
Three months ended	676,120	730,045
Six months ended	696,809	766,228
Outstanding options and restricted stock units to purchase or receive 158,484 and 141,650 shares of common stock for the three month periods ended June 30, 2014 and 2013, respectively, and options and restricted stock units to purchase or receive 158,548 and 141,636 shares of common stock for the six month periods ended June 30, 2014 and 2013, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost, net	$223	$123	$3,923	$4,257	$43	$54	$4,189	$4,434
Interest cost on projected benefit obligations	1,599	1,439	5,519	4,822	60	101	7,178	6,362
Expected return on plan assets	(2,137)	(1,788)	(9,596)	(8,570)	—	—	(11,733)	(10,358)
Recognition of prior service cost	—	—	(1,030)	(979)	(195)	22	(1,225)	(957)
Recognition of actuarial losses/(gains)	1,200	1,945	1,100	1,823	(358)	(247)	1,942	3,521
Net periodic pension cost/(credit)	$885	$1,719	$(84)	$1,353	$(450)	$(70)	$351	$3,002

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost, net	$446	$247	$7,885	$8,627	$85	$108	$8,416	$8,982
Interest cost on projected benefit obligations	3,198	2,878	11,002	9,705	120	202	14,320	12,785
Expected return on plan assets	(4,274)	(3,576)	(19,140)	(17,262)	—	—	(23,414)	(20,838)
Recognition of prior service cost	—	—	(2,070)	(1,973)	(389)	43	(2,459)	(1,930)
Recognition of actuarial losses/(gains)	2,400	3,891	2,206	3,669	(718)	(494)	3,888	7,066
Net periodic pension cost/(credit)	$1,770	$3,440	$(117)	$2,766	$(902)	$(141)	$751	$6,065

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, the Company expects to make employer contributions of approximately $21.8 million to its non-U.S. pension plans and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan during the year ended December 31, 2014. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
For the three and six months ended June 30, 2014, we have incurred $1.9 million and $3.4 million, respectively of restructuring expenses which primarily comprised employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2014 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2013	$13,054	$131	$13,185
Restructuring charges	2,945	452	3,397
Cash payments and utilization	(5,488)	(470)	(5,958)
Impact of foreign currency	(77)	—	(77)
Balance at June 30, 2014	$10,434	$113	$10,547

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

13.	SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2013, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2014
June 30, 2014	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$193,353	$21,136	$214,489	$34,723	$307,975
Swiss Operations	33,742	108,163	141,905	36,559	24,229
Western European Operations	169,917	27,435	197,352	23,685	109,921
Chinese Operations	99,922	37,398	137,320	31,497	738
Other (a)	111,900	1,947	113,847	10,929	14,896
Eliminations and Corporate (b)	—	(196,079)	(196,079)	(24,445)	—
Total	$608,834	$—	$608,834	$112,948	$457,759

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2014	Customers	Segments	Sales	Profit
U.S. Operations	$357,347	$41,912	$399,259	$58,418
Swiss Operations	65,798	216,388	282,186	72,725
Western European Operations	331,434	56,874	388,308	44,561
Chinese Operations	191,543	72,942	264,485	57,296
Other (a)	213,333	3,082	216,415	20,088
Eliminations and Corporate (b)	—	(391,198)	(391,198)	(49,187)
Total	$1,159,455	$—	$1,159,455	$203,901

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2013
June 30, 2013	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$186,829	$16,694	$203,523	$33,339	$307,933
Swiss Operations	31,166	103,519	134,685	36,059	22,966
Western European Operations	156,515	26,481	182,996	23,357	102,114
Chinese Operations	97,771	37,743	135,514	29,374	733
Other (a)	106,399	1,509	107,908	9,431	13,420
Eliminations and Corporate (b)	—	(185,946)	(185,946)	(25,154)	—
Total	$578,680	$—	$578,680	$106,406	$447,166

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2013	Customers	Segments	Sales	Profit
U.S. Operations	$345,013	$35,273	$380,286	$57,996
Swiss Operations	61,863	200,642	262,505	70,260
Western European Operations	302,517	54,593	357,110	41,655
Chinese Operations	188,498	68,145	256,643	54,022
Other (a)	205,142	2,929	208,071	18,918
Eliminations and Corporate (b)	—	(361,582)	(361,582)	(51,012)
Total	$1,103,033	$—	$1,103,033	$191,839

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013
Earnings before taxes	$97,398	$90,873	$173,782	$160,009
Amortization	7,283	5,807	14,377	10,929
Interest expense	5,956	5,543	11,622	10,943
Restructuring charges	1,905	3,196	3,397	8,198
Other charges (income), net	406	987	723	1,760
Segment profit	$112,948	$106,406	$203,901	$191,839

During the three months ended June 30, 2014, restructuring charges of $1.9 million were recognized, of which $1.0 million, $0.3 million, $0.5 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively. Restructuring charges of $3.2 million were recognized during the three months ended June 30, 2013, of which $0.2 million, $2.4 million, $0.6 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively. Restructuring charges of $3.4 million were recognized during the six months ended June 30, 2014, of which $1.6 million, $0.6 million, $0.6 million, $0.3 million, and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $8.2 million were recognized during the six months ended June 30, 2013, of which $0.6 million, $5.2 million, $1.3 million, $0.8 million and $0.2 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2014 and 2013 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$608,834	100.0	$578,680	100.0	$1,159,455	100.0	$1,103,033	100.0
Cost of sales	280,658	46.1	269,837	46.6	538,638	46.5	515,032	46.7
Gross profit	328,176	53.9	308,843	53.4	620,817	53.5	588,001	53.3
Research and development	32,125	5.3	29,003	5.0	61,622	5.3	56,703	5.1
Selling, general and administrative	183,103	30.1	173,434	30.0	355,294	30.6	339,459	30.8
Amortization	7,283	1.2	5,807	1.0	14,377	1.2	10,929	1.0
Interest expense	5,956	1.0	5,543	1.0	11,622	1.0	10,943	1.0
Restructuring charges	1,905	0.3	3,196	0.6	3,397	0.3	8,198	0.7
Other charges (income), net	406	—	987	0.1	723	0.1	1,760	0.2
Earnings before taxes	97,398	16.0	90,873	15.7	173,782	15.0	160,009	14.5
Provision for taxes	23,376	3.8	21,811	3.8	41,709	3.6	38,403	3.5
Net earnings	$74,022	12.2	$69,062	11.9	$132,073	11.4	$121,606	11.0

Net sales
Net sales were $608.8 million and $578.7 million for the three months ended June 30, 2014 and 2013, respectively, and $1.159 billion and $1.103 billion for the six months ended June 30, 2014 and 2013. This represents an increase of 5% in U.S. dollars for both the three and six months ended June 30, 2014. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 4% for both the three and six months ended June 30, 2014, as compared to prior year comparable periods. Net sales in local currency for the three and six months ended were reduced by approximately 1% due to the exit of certain industrial-related businesses in China. Market conditions improved during the six months ended June 30, 2014, particularly in Europe and the Americas. However, global market conditions remain uncertain, especially in emerging markets, and we continue to be cautious regarding our sales growth outlook.

Net sales by geographic destination for the three months ended June 30, 2014 in U.S. dollars and local currencies increased in the Americas 5% and 5%, in Europe 8% and 3% and in Asia/Rest of World 2% and 3%, respectively. Our net sales by geographic destination for the six months ended June 30, 2014 in U.S dollars and local currencies increased 4% and 4% in the Americas, increased in Europe 10% and 6% and in Asia/Rest of World 1% and 2%, respectively. Net sales in local currency for Asia/Rest of World for both the three and six months ended June 30, 2014 were reduced by approximately 2% due to the exit of certain industrial-related businesses in China. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2013, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 4% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2014 and increased 4% in both U.S. dollars and local currencies for the six months ended June 30, 2014, compared to the corresponding periods in 2013. Service revenue (including spare parts) increased by 9% in U.S. dollars and 7% in local currencies for the three months ended June 30, 2014 and increased in 7% in U.S. dollars and 6% in local currencies for the six months ended June 30, 2014, compared to the corresponding periods in 2013.
Net sales of our laboratory-related products, which represented approximately 46% of our total net sales increased 7% in U.S. dollars and 6% in local currencies for both the three and six months ended June 30, 2014. The increase in net sales of our laboratory-related products for the three and six months ended June 30, 2014 is principally driven by strong volume and favorable price realization in most categories, particularly in laboratory balances.
Net sales of our industrial-related products, which represented approximately 45% of our total net sales increased 4% and 3% in U.S. dollars and local currency for the three months ended June 30, 2014, respectively, and 3% and 2% in U.S. dollars and local currencies for the six months ended June 30, 2014, respectively, compared to the corresponding prior year periods. The increase in net sales of our industrial-related products includes strong volume in our product inspection business, particularly during the three months ended June 30, 2014. These results were offset in part by the exit of certain industrial-related businesses in China, which decreased industrial-related sales in local currency 2% and 1% for the three and six months ended June 30, 2014, respectively. Overall Chinese market conditions for our industrial products remain weak. Growth in China can be expected to be volatile and the timing of recovery can be uncertain.
Net sales in our food retailing products, which represented approximately 9% of our total net sales, increased 1% and decreased 1% in U.S. dollars and local currency for the three months ended June 30, 2014, and increased 5% and 3% in U.S. dollars and local currency for the six months ended June 30, 2014, compared to the corresponding prior year periods. The decrease in net sales in local currencies of our food retailing products for the three months ended June 30, 2014 is driven by lower project activity in the Americas.
Gross profit
Gross profit as a percentage of net sales was 53.9% and 53.4% for the three months ended June 30, 2014 and 2013, respectively, and 53.5% and 53.3% for the six months ended June 30, 2014 and 2013, respectively.
Gross profit as a percentage of net sales for products was 57.4% and 56.9% for the three months ended June 30, 2014 and 2013, respectively, and 57.3% and 57.0% for the six months ended June 30, 2014 and 2013, respectively.

Gross profit as a percentage of net sales for services (including spare parts) was 42.1% and 40.9% for the three months ended June 30, 2014 and 2013, respectively, and 41.2% and 40.7% for the six months ended June 30, 2014 and 2013, respectively.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2014, includes increased price realization and reduced material costs, offset in part by unfavorable currency.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.3% for both the three and six months ended June 30, 2014, respectively, compared to 5.0% and 5.1% for the corresponding periods during 2013. Research and development expenses increased 11% and 9% in U.S. dollars and 7% and 5% in local currencies for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013 relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 30.1% and 30.0% for the three months ended June 30, 2014 and 2013, respectively, and were 30.6% and 30.8% for the six months ended June 30, 2014 and 2013, respectively. Selling, general and administrative expenses increased 6% and 5% in U.S. dollars for the three and six months ended June 30, 2014, respectively, and increased 3% in local currencies for both the three and six months ended June 30, 2014, compared to the corresponding periods in 2013. The increase includes higher cash incentive compensation as compared to the prior year, partially offset by lower employee benefit costs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $7.3 million and $5.8 million for the three months ended June 30, 2014 and 2013, respectively, and $14.4 million and $10.9 million for the six months ended June 30, 2014 and 2013, respectively. The increase in amortization expense is primarily related to recent investment in information technology, including the Company's Blue Ocean program.
Interest expense was $6.0 million and $5.5 million for the three months ended June 30, 2014 and 2013, respectively, and $11.6 million and $10.9 million for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense for the three and six months periods ended June 30, 2014 is primarily a result of an increase in average borrowings.
Other charges (income), net consist primarily of (gains) losses from foreign currency balances, interest income and other items.

The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three and six months periods ended June 30, 2014 and 2013. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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

U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	%	2014	2013	%
Total net sales	$214,489	$203,523	5%	$399,259	$380,286	5%
Net sales to external customers	$193,353	$186,829	3%	$357,347	$345,013	4%
Segment profit	$34,723	$33,339	4%	$58,418	$57,996	1%

Total net sales increased 5% for both the three and six months ended June 30, 2014 compared with the corresponding periods in 2013. Net sales to external customers increased 3% and 4% for the three and six months ended June 30, 2014, respectively. The increase in total net sales and net sales to external customers for the three months ended June 30, 2014 primarily reflects strong growth in product inspection and most of our laboratory-related products, particularly process analytics and pipettes, due to increased sales volume and favorable price realization, offset in part by reduced project activity in food retailing and transportation and logistics.
Segment profit increased $1.4 million and $0.4 million for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in segment profit for the three months ended June 30, 2014 primarily related to increased sales. Segment profit for the six months ended June 30, 2014 also includes investments in our product inspection business.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	%1)	2014	2013	%1)
Total net sales	$141,905	$134,685	5%	$282,186	$262,505	7%
Net sales to external customers	$33,742	$31,166	8%	$65,798	$61,863	6%
Segment profit	$36,559	$36,059	1%	$72,725	$70,260	4%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 5% and 7% in U.S. dollars and were flat and increased 3% in local currency for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Net sales to external customers increased 8% and 6% in U.S. dollars and 3% and 2% in local currency during the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in local currency net sales to external customers for the three and six month periods ended June 30, 2014 primarily related to sales volume increases in our laboratory-related products, particularly analytical instruments and laboratory balances, offset in part by a decline in food retailing. The six month period ended June 30, 2014 also includes a volume decrease in core-industrial products.
Segment profit increased $0.5 million and $2.5 million for the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Segment profit includes the impact of increased sales, partially offset by unfavorable currency and increased cash incentive compensation. Segment profit during the three months ended June 30, 2014 also includes increased research and development activities.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	%1)	2014	2013	%1)
Total net sales	$197,352	$182,996	8%	$388,308	$357,110	9%
Net sales to external customers	$169,917	$156,515	9%	$331,434	$302,517	10%
Segment profit	$23,685	$23,357	1%	$44,561	$41,655	7%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 8% and 9% in U.S. dollars and 3% and 4% in local currency for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Net sales to external customers increased 9% and 10% in U.S. dollars and 3% and 5% in local currency for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Total net sales and net sales to external customers for the three and six months ended June 30, 2014 includes volume increases and favorable price realization across most product categories, particularly process analytics and laboratory balances.

Segment profit increased $0.3 million and $2.9 million for the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013 primarily due to increased sales, offset in part by increased sales and marketing investments and higher cash incentive expense.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	%1)	2014	2013	%1)
Total net sales	$137,320	$135,514	1%	$264,485	$256,643	3%
Net sales to external customers	$99,922	$97,771	2%	$191,543	$188,498	2%
Segment profit	$31,497	$29,374	7%	$57,296	$54,022	6%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 1% in both in U.S. dollars and local currency for the three months ended June 30, 2014 and increased 3% and 2% in U.S. dollars and local currency for the six months ended June 30, 2014 compared to the corresponding periods in 2013. Net sales to external customers increased 2% in U.S. dollars for both three and six months ended June 30, 2014 and increased 1% and were flat in local currency during the three and six months ended June 30, 2014, respectively, as compared to the corresponding periods in 2013. The increase in net sales to external customers during the three months ended June 30, 2014 reflects an increase in sales volume and favorable price realization of our laboratory-related products, particularly laboratory balances, and product inspection, offset in part by a decline in core-industrial products. The exit of certain industrial-related businesses decreased local currency sales 4% and 3% in three and six months ended June 30, 2014, respectively. Overall Chinese market conditions for our industrial products remain weak. Growth in China can be expected to be volatile and the timing of a recovery can be uncertain.

Segment profit increased $2.1 million and $3.3 million for the three and six month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in segment profit for the three and six months ended June 30, 2014 includes increased sales, favorable business mix and increased price realization.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2014	2013	%1)	2014	2013	%1)
Total net sales	$113,847	$107,908	6%	$216,415	$208,071	4%
Net sales to external customers	$111,900	$106,399	5%	$213,333	$205,142	4%
Segment profit	$10,929	$9,431	16%	$20,088	$18,918	6%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 6% and 4% in U.S. dollars and 9% in local currencies for both the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Net sales to external customers increased 5% and 4% in U.S dollars and 8% in local currencies for both the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in total net sales and net sales to external customers for the three and six months ended reflects increased sales volume in most product categories.

Segment profit increased $1.5 million and $1.2 million for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in segment profit includes sales volume growth and favorable price realization, partially offset by unfavorable currency.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $151.0 million during the six months ended June 30, 2014, compared to $114.6 million in the corresponding period in 2013. The increase in 2014 is primarily due to the timing of working capital, particularly accounts receivable, offset in part by the timing of tax and cash incentive payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $37.1 million for the six months ended June 30, 2014 compared to $36.8 million in the corresponding period in 2013.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of June 30, 2014, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at June 30, 2014:

	June 30, 2014
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
Credit agreement	201,811	43,553	245,364
Other local arrangements	1,355	19,951	21,306
Total debt	403,166	63,504	466,670
Less: current portion	(101,355)	(19,951)	(121,306)
Total long-term debt	$301,811	$43,553	$345,364

As of June 30, 2014, approximately $550.9 million was available under our credit agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

In June 2014, we entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. We will issue $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company.

Interest on the 3.84% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December of each year, beginning in December 2015. We may at any time prepay the Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus a "make-whole" prepayment premium.

These Senior Notes contain customary affirmative and negative covenants for agreements of this type that are substantially similar to those contained in the previously issued debt of the Company. The Senior Notes also contain customary events of default with customary grace periods, as applicable.

We expect to pay issuance costs approximating $0.9 million which will be amortized to interest expense over the term of the Senior Notes.

We continue to explore potential acquisitions. In connection with any acquisitions, we may incur additional indebtedness.

Share Repurchase Program

We have a $3 billion share repurchase program, of which there were $708.4 million of remaining common shares authorized to be repurchased under the program at June 30, 2014. We expect that the authorization will be utilized over the next few years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 22.2 million shares since the inception of the program through June 30, 2014. During the six months ended June 30, 2014 and 2013, we spent $184.0 million and $144.8 million on the repurchase of 757,374 shares and 680,934 shares at an average price per share of $242.89 and $212.69, respectively. We also reissued 157,857 shares and 216,176 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2014 and 2013, respectively.

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
A few factors help us manage these exchange rate risks. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro. The floor has effectively stopped the strengthening of the Swiss franc beyond the 1.20 level. We do not know how long the Swiss National Bank will maintain this exchange rate floor. Additionally, in the third quarter of 2012, we entered into foreign currency forward contracts that reduce approximately 75% of our exposure from the Swiss franc strengthening against the euro. The forward contracts expire in July 2015. Absent these forward exchange contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million annually. The impact on our earnings before tax of the Swiss franc strengthening 1% against the U.S. dollar is approximately $1.5 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a loss of approximately $0.7 million annually. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2014, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $7.1 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, to ASC 606 "Revenue from Contracts with Customers." ASU 2014-09 provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance becomes effective for the Company for the year beginning January 1, 2017. The Company is currently evaluating the impact the adoption of this guidance will have on the consolidated results of operations and financial position and disclosures.
In January 2014, the Company adopted ASU 2013-11 "Income Taxes." The amendment provided further guidance to the balance sheet presentation of unrecognized tax benefit when a net operating loss or similar tax loss carryforwards, or a tax credit carryforward exists. The adoption of this guidance did not have a material impact to the Company's consolidated results of operations or financial position.

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
As of June 30, 2014, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the six months ended June 30, 2014 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2014	106,499	$232.34	106,499	$785,133
May 1 to May 31, 2014	146,181	$239.43	146,181	$750,130
June 1 to June 30, 2014	168,506	$247.63	168,506	$708,400
Total	421,186	$240.92	421,186	$708,400

We have a share repurchase program, of which there is $708.4 million remaining to repurchase common shares as of June 30, 2014. We have purchased 22.2 million shares since the inception of the program through June 30, 2014.
During the six months ended June 30, 2014 and 2013, we spent $184.0 million and $144.8 million on the repurchase of 757,374 and 680,934 shares at an average price per share of $242.89 and $212.69, respectively. We also reissued 157,857 shares and 216,176 shares held in treasury for the exercise of stock options and restricted stock units for the six months ended June 30, 2014 and 2013, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	July 25, 2014	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith