Form 10-Q
period 2014-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2014-11-07
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 28,547,411 shares of Common Stock outstanding at September 30, 2014.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2014 and 2013
(In thousands, except share data)
(unaudited)

	September 30, 2014	September 30, 2013
Net sales
Products	$488,829	$462,532
Service	140,271	129,155
Total net sales	629,100	591,687
Cost of sales
Products	206,227	197,593
Service	79,322	75,521
Gross profit	343,551	318,573
Research and development	30,352	29,046
Selling, general and administrative	186,499	173,446
Amortization	7,198	6,675
Interest expense	5,991	5,557
Restructuring charges	1,050	5,532
Other charges (income), net	625	521
Earnings before taxes	111,836	97,796
Provision for taxes	26,840	23,470
Net earnings	$84,996	$74,326

Basic earnings per common share:
Net earnings	$2.96	$2.49
Weighted average number of common shares	28,732,152	29,818,218

Diluted earnings per common share:
Net earnings	$2.89	$2.43
Weighted average number of common and common equivalent shares	29,408,614	30,579,954

Comprehensive income, net of tax (Note 8)	$44,540	$102,532

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2014 and 2013
(In thousands, except share data)
(unaudited)

	September 30, 2014	September 30, 2013
Net sales
Products	$1,379,655	$1,314,998
Service	408,900	379,722
Total net sales	1,788,555	1,694,720
Cost of sales
Products	586,883	564,021
Service	237,304	224,125
Gross profit	964,368	906,574
Research and development	91,974	85,749
Selling, general and administrative	541,793	512,905
Amortization	21,575	17,604
Interest expense	17,613	16,500
Restructuring charges	4,447	13,730
Other charges (income), net	1,348	2,281
Earnings before taxes	285,618	257,805
Provision for taxes	68,549	61,873
Net earnings	$217,069	$195,932

Basic earnings per common share:
Net earnings	$7.47	$6.52
Weighted average number of common shares	29,056,663	30,063,021

Diluted earnings per common share:
Net earnings	$7.30	$6.35
Weighted average number of common and common equivalent shares	29,747,321	30,836,160

Comprehensive income, net of tax (Note 8)	$176,076	$212,858

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(In thousands, except share data)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$126,311	$111,874
Trade accounts receivable, less allowances of $17,028 at September 30, 2014	410,900	466,703
and $14,856 at December 31, 2013
Inventories	219,714	210,414
Current deferred tax assets, net	59,414	57,934
Other current assets and prepaid expenses	56,573	67,062
Total current assets	872,912	913,987
Property, plant and equipment, net	512,091	514,438
Goodwill	449,539	455,842
Other intangible assets, net	111,214	114,418
Non-current deferred tax assets, net	21,241	24,121
Other non-current assets	140,458	130,013
Total assets	$2,107,455	$2,152,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$129,172	$145,993
Accrued and other liabilities	119,641	116,831
Accrued compensation and related items	123,337	123,493
Deferred revenue and customer prepayments	93,014	83,083
Taxes payable	49,602	61,502
Current deferred tax liabilities	16,093	16,219
Short-term borrowings and current maturities of long-term debt	120,025	17,067
Total current liabilities	650,884	564,188
Long-term debt	365,007	395,960
Non-current deferred tax liabilities	64,751	64,449
Other non-current liabilities	177,873	193,170
Total liabilities	1,258,515	1,217,767
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 28,547,411 and 29,487,075
shares at September 30, 2014 and December 31, 2013, respectively	448	448
Additional paid-in capital	673,493	653,250
Treasury stock at cost (16,238,600 shares at September 30, 2014 and 15,298,936 shares at December 31, 2013)	(1,991,994)	(1,721,030)
Retained earnings	2,243,022	2,037,420
Accumulated other comprehensive income (loss)	(76,029)	(35,036)
Total shareholders’ equity	848,940	935,052
Total liabilities and shareholders’ equity	$2,107,455	$2,152,819

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2014 and twelve months ended December 31, 2013
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted
stock units	398,646	—	—	37,870	(18,125)	—	19,745
Repurchases of common stock	(1,321,577)	—	—	(294,976)	—	—	(294,976)
Tax benefit resulting from exercise of
certain employee stock options	—	—	1,906	—	—	—	1,906
Share-based compensation	—	—	12,639	—	—	—	12,639
Net earnings	—	—	—	—	306,094	—	306,094
Other comprehensive income (loss),
net of tax	—	—	—	—	—	62,425	62,425
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted
stock units	246,551	—	—	25,512	(11,467)	—	14,045
Repurchases of common stock	(1,186,215)	—	—	(296,476)	—	—	(296,476)
Tax benefit resulting from exercise of
certain employee stock options	—	—	10,459	—	—	—	10,459
Share-based compensation	—	—	9,784	—	—	—	9,784
Net earnings	—	—	—	—	217,069	—	217,069
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(40,993)	(40,993)
Balance at September 30, 2014	28,547,411	$448	$673,493	$(1,991,994)	$2,243,022	$(76,029)	$848,940

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2014 and 2013
(In thousands)
(unaudited)

	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net earnings	$217,069	$195,932
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,469	26,024
Amortization	21,575	17,604
Deferred tax benefit	(6,102)	(7,807)
Excess tax benefits from share-based payment arrangements	(10,459)	(565)
Share-based compensation	9,784	8,988
Other	99	407
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	43,313	33,841
Inventories	(18,024)	(19,350)
Other current assets	9,714	(3,367)
Trade accounts payable	(13,180)	(23,814)
Taxes payable	(9,391)	5,961
Accruals and other	8,371	3,561
Net cash provided by operating activities	278,238	237,415
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	433	208
Purchase of property, plant and equipment	(61,408)	(57,000)
Acquisitions	(3,385)	(213)
Net cash used in investing activities	(64,360)	(57,005)
Cash flows from financing activities:
Proceeds from borrowings	512,977	382,105
Repayments of borrowings	(438,529)	(369,012)
Proceeds from stock option exercises	14,045	15,990
Repurchases of common stock	(296,476)	(217,413)
Excess tax benefits from share-based payment arrangements	10,459	565
Debt issuance costs	(941)	(281)
Other financing activities	182	(1,569)
Net cash used in financing activities	(198,283)	(189,615)
Effect of exchange rate changes on cash and cash equivalents	(1,158)	(275)
Net increase (decrease) in cash and cash equivalents	14,437	(9,480)
Cash and cash equivalents:
Beginning of period	111,874	101,702
End of period	$126,311	$92,222

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements as of September 30, 2014 and for the three and nine month periods ended September 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
At September 30, 2014 – Unaudited (Continued)
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
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Raw materials and parts	$99,949	$98,244
Work-in-progress	41,120	38,061
Finished goods	78,645	74,109
	$219,714	$210,414
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
Other intangible assets consisted of the following:

	September 30, 2014			December 31, 2013
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$99,229	$(27,596)	$71,633	$98,374	$(25,313)	$73,061
Proven technology and patents	42,005	(30,492)	11,513	43,233	(29,763)	13,470
Tradename (finite life)	4,192	(1,759)	2,433	4,300	(1,619)	2,681
Tradename (indefinite life)	25,004	—	25,004	25,108	—	25,108
Other	1,582	(951)	631	757	(659)	98
	$172,012	$(60,798)	$111,214	$171,772	$(57,354)	$114,418

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $1.6 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively and $4.8 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.3 million for 2014, $5.8 million for 2015, $5.4 million for 2016, $5.0 million for 2017, $4.8 million for 2018 and $4.4 million for 2019. Purchased intangible amortization was $1.5 million, $1.0 million after tax, and $1.3 million, $0.9 million after tax, for the three months ended September 30, 2014 and 2013, respectively and $4.2 million, $2.8 million after tax, and $4.0 million, $2.7 million after tax, for the nine months ended September 30, 2014 and 2013, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.5 million and $5.2 million for the three months ended September 30, 2014 and 2013, respectively and $16.7 million and $13.1 million for the nine months ended September 30, 2014 and 2013, respectively.
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
At September 30, 2014 – Unaudited (Continued)
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
The Company’s accrual for product warranties is included in accrued and other liabilities in the consolidated balance sheets. Changes to the Company’s accrual for product warranties for the nine months ended September 30 are as follows:

	September 30, 2014	September 30, 2013
Balance at beginning of period	$16,991	$16,295
Accruals for warranties	14,737	14,246
Foreign currency translation	(409)	20
Payments / utilizations	(15,278)	(14,354)
Balance at end of period	$16,041	$16,207

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.3 million and $9.8 million of share-based compensation expense for the three and nine months ended September 30, 2014, respectively, compared to $3.1 million and $9.0 million for the corresponding periods in 2013.
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
Cash Flow Hedges
The Company has an interest rate swap agreement, designated as a cash flow hedge. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

borrowings under the Company’s credit agreement to a fixed obligation of 3.24% beginning October 2010 ("Interest rate swaps - October 2010").
In June 2013, the Company entered into a forward starting interest rate swap agreement, designated as a cash flow hedge. The agreement which will change the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015 ("Interest rate swaps - October 2015").
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based businesses. The notional amount of foreign currency forward contracts outstanding at September 30, 2014 and December 31, 2013 was $83.6 million and $78.2 million, respectively.
Through September 30, 2014 no hedge ineffectiveness has occurred in relation to these cash flow hedges.
The fair value of the cash flow hedges as of September 30, 2014 and December 31, 2013 are recorded gross in the consolidated balance sheet as follows:

		Fair Value at
	Balance Sheet Location	September 30, 2014	December 31, 2013
Derivative designated as cash flow hedging instruments:
Interest rate swaps - October 2010	Non-current (liabilities)/assets	$(3,218)	$(5,312)
Interest rate swaps - October 2015	Non-current (liabilities)/assets	(314)	1,269

Foreign currency forward contracts:	Other current assets	607	268
	Accrued and other liabilities	—	(103)
The effects of the derivative instruments designated as cash flow hedges on the consolidated statements of operations for the three months ended September 30, 2014 and 2013 are as follows:

	Before Tax		After Tax
	2014	2013	2014	2013
Recognized in other comprehensive income (loss):
Interest rate swaps - October 2010	$—	$(281)	$—	$(173)
Interest rate swaps - October 2015	—	(198)	—	(122)
Foreign currency forward contracts	493	(229)	392	(182)

	Location of Derivative Gain (Loss) in Earnings	Before Tax		After Tax
		2014	2013	2014	2013
Effective portion of gain (loss) reclassified into earnings:
Interest rate swaps - October 2010	Interest expense	$(787)	$(777)	$(484)	$(478)
Foreign currency forward contracts	Cost of sales	247	(486)	197	(386)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The effects of the derivative instruments designated as cash flow hedges on the consolidated statements of operations for the nine months ended September 30, 2014 and 2013 are as follows:

	Before Tax		After Tax
	2014	2013	2014	2013
Recognized in other comprehensive income (loss):
Interest rate swaps - October 2010	$(239)	$(123)	$(147)	$(76)
Interest rate swaps - October 2015	(1,582)	717	(973)	441
Foreign currency forward contracts	887	(1,579)	705	(1,255)

	Location of Derivative Gain (Loss) in Earnings	Before Tax		After Tax
		2014	2013	2014	2013
Effective portion of gain (loss) reclassified into earnings:
Interest rate swaps - October 2010	Interest expense	$(2,333)	$(2,299)	$(1,435)	$(1,414)
Foreign currency forward contracts	Cost of sales	453	(1,517)	360	(1,206)
A derivative loss of $3.0 million, $1.9 million after tax, based upon interest rates and a derivative gain of $0.6 million, $0.5 million after tax, based upon foreign currency rates at September 30, 2014, are expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc and other major European currencies with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. At September 30, 2014 and December 31, 2013, these contracts had a notional value of $210.4 million and $180.3 million, respectively.

The fair value of the foreign currency forward contracts as of September 30, 2014 and December 31, 2013 are as follows:

	Fair Value at
	September 30, 2014	December 31, 2013
Balance sheet location:
Other current assets	$690	$719
Other current liabilities	(1,006)	(355)

The effects of the foreign currency forward contracts on the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	2014	2013
Gain (loss) recognized in other charges (income), net
Three months ended	$(2,048)	$1,418
Nine months ended	(2,983)	727

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

4.	FAIR VALUE MEASUREMENTS
At September 30, 2014 and December 31, 2013, the Company had derivative assets totaling $1.3 million and $2.3 million, respectively, and derivative liabilities totaling $4.5 million and $5.8 million, respectively. The fair values of the interest rate swap agreement, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2014 and December 31, 2013.
At September 30, 2014 and December 31, 2013, the Company had $18.1 million and $16.9 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
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
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013:

	September 30, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,118	$—	$18,118	$—	$16,868	$—	$16,868	$—
Interest rate swap agreement		—	—	—	1,269	—	1,269	—
Foreign currency forwards contracts designed as cash flow hedges	607	—	607	—	268	—	268	—
Foreign currency forward contracts not designated as hedging instruments	690	—	690	—	719	—	719	—
Total	$19,415	$—	$19,415	$—	$19,124	$—	$19,124	$—

Liabilities:
Interest rate swap agreement	$3,532	$—	$3,532	$—	$5,312	$—	$5,312	$—
Foreign currency forwards contracts designed as cash flow hedges	—	—	—	—	103	—	103	—
Foreign currency forward contracts not designated as hedging instruments	1,006	—	1,006	—	355	—	355	—
Total	$4,538	$—	$4,538	$—	$5,770	$—	$5,770	$—

5.	INCOME TAXES
The provision for taxes for both the three and nine month periods ended September 30, 2014 is based upon the Company’s projected annual effective rate of 24%.

6.	DEBT
Debt consisted of the following at September 30, 2014:

	September 30, 2014
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
Credit agreement	103,937	36,070	140,007
Other local arrangements	429	19,596	20,025
Total debt	429,366	55,666	485,032
Less: current portion	(100,429)	(19,596)	(120,025)
Total long-term debt	$328,937	$36,070	$365,007

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

As of September 30, 2014, the Company had $655.6 million of availability remaining under its Credit Agreement. The Company was in compliance with its covenants at September 30, 2014.

In June 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and will issue an additional $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company.

Issuance costs approximating $0.9 million will be amortized to interest expense over the ten year term of the Senior Notes.

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $3 billion share repurchase program, of which there were $595.9 million of remaining common shares authorized to be repurchased under the program at September 30, 2014. We expect that the authorization will be utilized over the next few years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 22.6 million shares since the inception of the program through September 30, 2014. During the nine months ended September 30, 2014 and 2013, the Company spent $296.5 million and $217.4 million on the repurchase of 1,186,215 shares and 1,004,398 shares at an average price per share of $249.91 and $216.44, respectively. The Company also reissued 246,551 shares and 280,691 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2014 and 2013, respectively.

8.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2014 and 2013:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(445)	—	(445)
Foreign currency translation adjustment	(47,483)	30	4,644	(42,809)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,075	1,186	2,261
Net change in other comprehensive income (loss), net of tax	(47,483)	660	5,830	(40,993)
Balance at September 30, 2014	$30,432	$(1,773)	$(104,688)	$(76,029)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2012	$56,012	$(5,438)	$(148,035)	$(97,461)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(924)	—	(924)
Foreign currency translation adjustment	9,911	34	(266)	9,679
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	2,620	5,551	8,171
Net change in other comprehensive income (loss), net of tax	9,911	1,730	5,285	16,926
Balance at September 30, 2013	$65,923	$(3,708)	$(142,750)	$(80,535)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three months ended September 30,
	2014	2013	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$787	$777	Interest expense
Foreign currency forward contracts	(247)	486	Cost of sales - products
Total before taxes	540	1,263
Provision for taxes	253	399	Provision for taxes
Total, net of taxes	$287	$864

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$719	$2,571	(a)
Provision for taxes	313	907	Provision for taxes
Total, net of taxes	$406	$1,664
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three and nine months ended September 30, 2014 and 2013.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Nine months ended September 30,
	2014	2013	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$2,333	$2,299	Interest expense
Foreign currency forward contracts	(453)	1,517	Cost of sales - products
Total before taxes	1,880	3,816
Provision for taxes	805	1,196	Provision for taxes
Total, net of taxes	$1,075	$2,620

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$2,131	$7,707	(a)
Provision for taxes	945	2,156	Provision for taxes
Total, net of taxes	$1,186	$5,551
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three and nine months ended September 30, 2014 and 2013.
Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Net earnings	$84,996	$74,326	$217,069	$195,932
Other comprehensive income (loss), net of tax	(40,456)	28,206	(40,993)	16,926
Comprehensive income, net of tax	$44,540	$102,532	$176,076	$212,858

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, solely relating to outstanding stock options and restricted stock units:

	2014	2013
Three months ended	676,462	761,736
Nine months ended	690,658	773,139
Outstanding options and restricted stock units to purchase or receive 105,570 and 135,858 shares of common stock for the three and nine month periods ended September 30, 2014, respectively have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. For the three and nine month periods ended September 30, 2013, there were no anti-dilutive outstanding options or restricted stock units.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost, net	$223	$123	$3,856	$4,364	$43	$54	$4,122	$4,541
Interest cost on projected benefit obligations	1,599	1,439	5,380	4,864	60	101	7,039	6,404
Expected return on plan assets	(2,137)	(1,788)	(9,372)	(8,650)	—	—	(11,509)	(10,438)
Recognition of prior service cost	—	—	(1,009)	(991)	(195)	22	(1,204)	(969)
Recognition of actuarial losses/(gains)	1,200	1,945	1,082	1,842	(359)	(247)	1,923	3,540
Net periodic pension cost/(credit)	$885	$1,719	$(63)	$1,429	$(451)	$(70)	$371	$3,078

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost, net	$669	$370	$11,741	$12,991	$129	$162	$12,539	$13,523
Interest cost on projected benefit obligations	4,797	4,316	16,383	14,569	180	303	21,360	19,188
Expected return on plan assets	(6,411)	(5,365)	(28,512)	(25,912)	—	—	(34,923)	(31,277)
Recognition of prior service cost	—	—	(3,079)	(2,965)	(585)	65	(3,664)	(2,900)
Recognition of actuarial losses/(gains)	3,600	5,837	3,272	5,511	(1,077)	(741)	5,795	10,607
Net periodic pension cost/(credit)	$2,655	$5,158	$(195)	$4,194	$(1,353)	$(211)	$1,107	$9,141

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
For the three and nine months ended September 30, 2014, we have incurred $1.1 million and $4.4 million, respectively of restructuring expenses which primarily comprised employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2014 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2013	$13,054	$131	$13,185
Restructuring charges	3,907	540	4,447
Cash payments and utilization	(7,413)	(564)	(7,977)
Impact of foreign currency	(653)	—	(653)
Balance at September 30, 2014	$8,895	$107	$9,002

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and other items.

13.	SEGMENT REPORTING
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2014
September 30, 2014	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$195,827	$20,058	$215,885	$34,769	$308,112
Swiss Operations	35,375	112,544	147,919	40,286	22,748
Western European Operations	174,502	32,076	206,578	29,691	103,844
Chinese Operations	107,907	41,416	149,323	35,983	741
Other (a)	115,489	1,864	117,353	13,148	14,094
Eliminations and Corporate (b)	—	(207,958)	(207,958)	(27,177)	—
Total	$629,100	$—	$629,100	$126,700	$449,539

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2014	Customers	Segments	Sales	Profit
U.S. Operations	$553,177	$61,969	$615,146	$93,187
Swiss Operations	101,172	328,932	430,104	113,011
Western European Operations	505,935	88,950	594,885	74,252
Chinese Operations	299,450	114,358	413,808	93,279
Other (a)	328,821	4,946	333,767	33,236
Eliminations and Corporate (b)	—	(599,155)	(599,155)	(76,364)
Total	$1,788,555	$—	$1,788,555	$330,601

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2013
September 30, 2013	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$181,224	$21,775	$202,999	$32,810	$307,933
Swiss Operations	33,003	107,856	140,859	34,445	23,745
Western European Operations	165,174	26,869	192,043	26,128	106,192
Chinese Operations	104,549	42,145	146,694	32,965	741
Other (a)	107,737	1,302	109,039	11,885	13,488
Eliminations and Corporate (b)	—	(199,947)	(199,947)	(22,152)	—
Total	$591,687	$—	$591,687	$116,081	$452,099

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2013	Customers	Segments	Sales	Profit
U.S. Operations	$526,239	$57,817	$584,056	$90,806
Swiss Operations	94,864	308,498	403,362	104,705
Western European Operations	467,691	81,909	549,600	67,783
Chinese Operations	293,047	110,290	403,337	86,987
Other (a)	312,879	4,231	317,110	30,803
Eliminations and Corporate (b)	—	(562,745)	(562,745)	(73,164)
Total	$1,694,720	$—	$1,694,720	$307,920

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2014 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2014	2013	2014	2013
Earnings before taxes	$111,836	$97,796	$285,618	$257,805
Amortization	7,198	6,675	21,575	17,604
Interest expense	5,991	5,557	17,613	16,500
Restructuring charges	1,050	5,532	4,447	13,730
Other charges (income), net	625	521	1,348	2,281
Segment profit	$126,700	$116,081	$330,601	$307,920

During the three months ended September 30, 2014, restructuring charges of $1.1 million were recognized, of which $0.1 million, $0.4 million, $0.1 million and $0.5 million related to the Company’s U.S., Western European, Chinese, and Other Operations, respectively. Restructuring charges of $5.5 million were recognized during the three months ended September 30, 2013, of which $0.8 million, $1.9 million, $2.1 million, and $0.7 million related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively. Restructuring charges of $4.4 million were recognized during the nine months ended September 30, 2014, of which $1.7 million, $0.6 million, $1.0 million, $0.4 million, and $0.7 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $13.7 million were recognized during the nine months ended September 30, 2013, of which $1.3 million, $7.2 million, $3.4 million, $1.5 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2014 and 2013 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$629,100	100.0	$591,687	100.0	$1,788,555	100.0	$1,694,720	100.0
Cost of sales	285,549	45.4	273,114	46.2	824,187	46.1	788,146	46.5
Gross profit	343,551	54.6	318,573	53.8	964,368	53.9	906,574	53.5
Research and development	30,352	4.8	29,046	4.9	91,974	5.1	85,749	5.1
Selling, general and administrative	186,499	29.6	173,446	29.3	541,793	30.3	512,905	30.3
Amortization	7,198	1.1	6,675	1.1	21,575	1.2	17,604	1.0
Interest expense	5,991	1.0	5,557	0.9	17,613	1.0	16,500	1.0
Restructuring charges	1,050	0.2	5,532	0.9	4,447	0.2	13,730	0.8
Other charges (income), net	625	0.1	521	0.1	1,348	0.1	2,281	0.1
Earnings before taxes	111,836	17.8	97,796	16.6	285,618	16.0	257,805	15.2
Provision for taxes	26,840	4.3	23,470	4.0	68,549	3.9	61,873	3.6
Net earnings	$84,996	13.5	$74,326	12.6	$217,069	12.1	$195,932	11.6

Net sales
Net sales were $629.1 million and $591.7 million for the three months ended September 30, 2014 and 2013, respectively, and $1.789 billion and $1.695 billion for the nine months ended September 30, 2014 and 2013. This represents an increase of 6% in U.S. dollars for both the three and nine months ended September 30, 2014. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 6% and 5% for the three and nine months ended September 30, 2014, as compared to prior year comparable periods. Market conditions improved during the nine months ended September 30, 2014. However, global market conditions remain uncertain, especially in emerging markets and Europe, and we continue to be cautious regarding our sales growth outlook.

Net sales by geographic destination for the three months ended September 30, 2014 in U.S. dollars and local currencies increased in the Americas 7% and 7%, in Europe 5% and 4% and in Asia/Rest of World 8% and 7%, respectively. Our net sales by geographic destination for the nine months ended September 30, 2014 in U.S. dollars and local currencies increased 5% and 5% in the Americas, increased in Europe 8% and 5% and in Asia/Rest of World 3% and 4%, respectively. Net sales in local currency for Asia/Rest of World for the nine months ended September 30, 2014 were reduced by approximately 1% due to the exit of certain industrial-related businesses in China. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2013, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 6% in U.S. dollars and 5% in local currencies for the three months ended September 30, 2014 and increased 5% in U.S. dollars and 4% local currencies for the nine months ended September 30, 2014, compared to the corresponding periods in 2013. Service revenue (including spare parts) increased by 9% in U.S. dollars and 8% in local currencies for the three months ended September 30, 2014 and increased in 8% in U.S. dollars and 7% in local currencies for the nine months ended September 30, 2014, compared to the corresponding periods in 2013.
Net sales of our laboratory-related products, which represented approximately 46% of our total net sales increased 6% in both U.S. dollars and local currencies for the three months ended September 30, 2014 and 7% and 6% in U.S. dollars and local currencies for the nine months ended September 30, 2014. The increase in net sales of our laboratory-related products for the three and nine months ended September 30, 2014 is principally driven by increased volume and favorable price realization in most categories.
Net sales of our industrial-related products, which represented approximately 45% of our total net sales increased 7% in both U.S. dollars and local currency for the three months ended September 30, 2014, and 5% and 4% in U.S. dollars and local currencies for the nine months ended September 30, 2014, respectively, compared to the corresponding prior year periods. The increase in net sales of our industrial-related products includes increased volume in most product categories, particularly in product inspection. The nine months ended September 30, 2014 results were offset in part by the exit of certain industrial-related businesses in China, which decreased industrial-related sales in local currency 1%. Overall Chinese market conditions for our industrial products remain weak. Growth in China can be expected to be volatile and the timing of recovery is uncertain.
Net sales in our food retailing products, which represented approximately 9% of our total net sales, increased 1% in U.S. dollars and were flat in local currency for the three months ended September 30, 2014, and increased 3% and 2% in U.S. dollars and local currency for the nine months ended September 30, 2014, compared to the corresponding prior year periods. The increase in net sales in local currencies of our food retailing products for the nine months ended September 30, 2014 is driven by strong project activity in Europe, offset in part by reduced sales in the Americas due to a difficult prior year comparison.
Gross profit
Gross profit as a percentage of net sales was 54.6% and 53.8% for the three months ended September 30, 2014 and 2013, respectively, and 53.9% and 53.5% for the nine months ended September 30, 2014 and 2013, respectively.
Gross profit as a percentage of net sales for products was 57.8% and 57.3% for the three months ended September 30, 2014 and 2013, respectively, and 57.5% and 57.1% for the nine months ended September 30, 2014 and 2013, respectively.

Gross profit as a percentage of net sales for services (including spare parts) was 43.5% and 41.5% for the three months ended September 30, 2014 and 2013, respectively, and 42.0% and 41.0% for the nine months ended September 30, 2014 and 2013, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2014, includes increased price realization and reduced material costs, offset in part by unfavorable business mix and currency.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.8% and 4.9% for the three months ended September 30, 2014 and 2013, respectively, and 5.1% in both nine months ended September 30, 2014 and 2013. Research and development expenses increased 4% and 3% in U.S. dollars and local currency for the three months ended September 30, 2014, and 7% and 5% in U.S. dollars and local currencies for the nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013, relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 29.6% and 29.3% for the three months ended September 30, 2014 and 2013, respectively, and were 30.3% for both the nine months ended September 30, 2014 and 2013. Selling, general and administrative expenses increased 8% and 7% in U.S. dollars and in local currencies for the three months ended September 30, 2014, respectively, and increased 6% and 4% in U.S. dollars and in local currencies for the nine months ended September 30, 2014, compared to the corresponding periods in 2013. The increase includes higher cash incentive compensation and increased investments in our field sales organization as compared to the prior year, partially offset by lower employee benefit costs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $7.2 million and $6.7 million for the three months ended September 30, 2014 and 2013, respectively, and $21.6 million and $17.6 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in amortization expense is primarily related to recent investment in information technology, including the Company's Blue Ocean program.
Interest expense was $6.0 million and $5.6 million for the three months ended September 30, 2014 and 2013, respectively, and $17.6 million and $16.5 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense for the three and nine months periods ended September 30, 2014 is primarily a result of an increase in average borrowings.
Other charges (income), net consist primarily of (gains) losses from foreign currency balances, interest income and other items.

The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three and nine months periods ended September 30, 2014 and 2013. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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

U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	%	2014	2013	%
Total net sales	$215,885	$202,999	6%	$615,146	$584,056	5%
Net sales to external customers	$195,827	$181,224	8%	$553,177	$526,239	5%
Segment profit	$34,769	$32,810	6%	$93,187	$90,806	3%

Total net sales increased 6% and 5% for the three and nine months ended September 30, 2014 compared with the corresponding periods in 2013. Net sales to external customers increased 8% and 5% for the three and nine months ended September 30, 2014, respectively. The increase in total net sales and net sales to external customers for the three months ended September 30, 2014 reflects strong growth in most of our laboratory-related products and product inspection, due to increased sales volume and favorable price realization, offset in part by reduced sales in food retailing which faced a difficult prior year comparison.
Segment profit increased $2.0 million and $2.4 million for the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in segment profit for the three months ended September 30, 2014 primarily related to increased sales, offset in part by increased cash incentive expense.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	%1)	2014	2013	%1)
Total net sales	$147,919	$140,859	5%	$430,104	$403,362	7%
Net sales to external customers	$35,375	$33,003	7%	$101,172	$94,864	7%
Segment profit	$40,286	$34,445	17%	$113,011	$104,705	8%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 5% in U.S. dollars and 3% in local currency for the three months ended September 30, 2014, respectively, compared to the corresponding periods in 2013, and 7% in U.S. dollars and 3% in local currency for the nine months ended September 30, 2014. Net sales to external customers increased 7% in U.S. dollars and 5% in local currency for the three months ended September 30, 2014 and 7% in U.S. dollars and 3% in local currency for the nine months ended September 30, 2014 , respectively, compared to the corresponding periods in 2013. The increase in local currency net sales to external customers for the three month periods ended September 30, 2014 includes strong volume growth in analytical instruments, as well as a solid growth in core-industrial products.
Segment profit increased $5.8 million and $8.3 million for the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Segment profit includes the impact of increased sales, partially offset by unfavorable currency, increased cash incentive compensation and research and development activities.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	%1)	2014	2013	%1)
Total net sales	$206,578	$192,043	8%	$594,885	$549,600	8%
Net sales to external customers	$174,502	$165,174	6%	$505,935	$467,691	8%
Segment profit	$29,691	$26,128	14%	$74,252	$67,783	10%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 8% in U.S. dollars and 6% in local currency for the three months ended September 30, 2014 and 8% in U.S. dollars and 5% in local currency for the nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Net sales to external customers increased 6% in U.S. dollars and 5% in local currency for the three months ended September 30, 2014, and 8% in U.S. dollars and 5% in local currency for the nine months ended September 30, 2014, compared to the corresponding periods in 2013. Total net sales and net sales to external customers for the three and nine months ended September 30, 2014 includes volume increases and favorable price realization across most product categories. Product inspection sales growth was also particularly strong during the three months ended September 30, 2014.

Segment profit increased $3.6 million and $6.5 million for the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013 primarily due to increased sales, offset in part by increased sales and marketing investments and higher cash incentive expense.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	%1)	2014	2013	%1)
Total net sales	$149,323	$146,694	2%	$413,808	$403,337	3%
Net sales to external customers	$107,907	$104,549	3%	$299,450	$293,047	2%
Segment profit	$35,983	$32,965	9%	$93,279	$86,987	7%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 2% in both U.S. dollars and local currency for the three months ended September 30, 2014 and increased 3% and 2% in U.S. dollars and local currency for the nine months ended September 30, 2014, compared to the corresponding periods in 2013. Net sales to external customers increased 3% in both U.S. dollars and local currency for the three months ended September 30, 2014 and increased 2% and 1% in U.S. dollars and local currency during the nine months ended September 30, 2014, compared to the corresponding periods in 2013. The increase in net sales to external customers during the three months ended September 30, 2014 reflects increased sales in most product categories, particularly laboratory-related products. The exit of certain industrial-related businesses decreased local currency sales 1% and 2%, respectively, for the three and nine months ended September 30, 2014, which has resulted in a decline in sales of our core-industrial products for the nine months ended September 30, 2014. Overall Chinese market conditions for our industrial products remain weak. Growth in China can be expected to be volatile and the timing of a recovery is uncertain.

Segment profit increased $3.0 million and $6.3 million for the three and nine month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in segment profit for the three and nine months ended September 30, 2014 includes increased sales, favorable business mix and increased price realization.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	%1)	2014	2013	%1)
Total net sales	$117,353	$109,039	8%	$333,767	$317,110	5%
Net sales to external customers	$115,489	$107,737	7%	$328,821	$312,879	5%
Segment profit	$13,148	$11,885	11%	$33,236	$30,803	8%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 8% in U.S. dollars and 7% in local currencies for the three months ended September 30, 2014 and 5% in U.S. dollars and 8% in local currencies for the nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Net sales to external customers increased 7% in both U.S dollars and local currencies for three months ended September 30, 2014 the 5% and 8% in local currencies for the nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in total net sales and net sales to external customers for the three and nine months ended reflects increased sales volume in most product categories, particularly product inspection.

Segment profit increased $1.3 million and $2.4 million for the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in segment profit includes sales volume growth and favorable price realization, partially offset by unfavorable currency and increased sales and marketing investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $278.2 million during the nine months ended September 30, 2014, compared to $237.4 million in the corresponding period in 2013. The increase in 2014 is primarily due to the timing of working capital, including accounts receivable, offset in part by the timing of tax and higher cash incentive payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $61.4 million for the nine months ended September 30, 2014 compared to $57.0 million in the corresponding period in 2013.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of September 30, 2014, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2014:

	September 30, 2014
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
Credit agreement	103,937	36,070	140,007
Other local arrangements	429	19,596	20,025
Total debt	429,366	55,666	485,032
Less: current portion	(100,429)	(19,596)	(120,025)
Total long-term debt	$328,937	$36,070	$365,007

As of September 30, 2014, approximately $655.6 million was available under our credit agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

In June 2014, we entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. We issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and we will issue $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in September 2015.

Issuance costs approximating $0.9 million will be amortized to interest expense over the ten year term of the Senior Notes.

We continue to explore potential acquisitions. In connection with any acquisitions, we may incur additional indebtedness.

Share Repurchase Program

We have a $3 billion share repurchase program, of which there were $595.9 million of remaining common shares authorized to be repurchased under the program at September 30, 2014. We expect that the authorization will be utilized over the next few years. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 22.6 million shares since the inception of the program through September 30, 2014. During the nine months ended September 30, 2014 and 2013, we spent $296.5 million and $217.4 million on the repurchase of 1,186,215 shares and 1,004,398 shares at an average price per share of $249.91 and $216.44, respectively. We also reissued 246,551 shares and 280,691 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2014 and 2013, respectively.

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
A few factors help us manage these exchange rate risks. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro. The floor has effectively stopped the strengthening of the Swiss franc beyond the 1.20 level. We do not know how long the Swiss National Bank will maintain this exchange rate floor. Additionally, in the third quarter of 2012, we entered into foreign currency forward contracts that reduce approximately 75% of our exposure from the Swiss franc strengthening against the euro. The forward contracts expire in October 2015. Absent these forward exchange contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million annually. The impact on our earnings before tax of the Swiss franc strengthening 1% against the U.S. dollar would reduce our earnings before tax by approximately $1.6 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a loss of approximately $0.7 million annually. In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2014, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $6.2 million in the reported U.S. dollar value of the debt.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, to ASC 606 "Revenue from Contracts with Customers." ASU 2014-09 provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance becomes effective for the Company for the year beginning January 1, 2017. The Company is currently evaluating the impact the adoption of this guidance will have on the consolidated results of operations, financial position and disclosures.
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
As of September 30, 2014, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2014 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

July 1 to July 31, 2014	137,305	$255.32	137,305	$673,340
August 1 to August 31, 2014	147,087	$263.20	147,087	$634,624
September to September 31, 2014	144,449	$268.06	144,449	$595,900
Total	428,841	$262.31	428,841	$595,900

We have a share repurchase program, of which there is $595.9 million remaining to repurchase common shares as of September 30, 2014. We have purchased 22.6 million shares since the inception of the program through September 30, 2014.
During the nine months ended September 30, 2014 and 2013, we spent $296.5 million and $217.4 million on the repurchase of 1,186,215 and 1,004,398 shares at an average price per share of $249.91 and $216.44, respectively. We also reissued 246,551 shares and 280,691 shares held in treasury for the exercise of stock options and restricted stock units for the nine months ended September 30, 2014 and 2013, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	November 7, 2014	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith