Form 10-K
period 2014-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2015-02-06
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Im Langacher 44
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of January 31, 2015 there were 28,127,235 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2014 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014) was approximately $7.3 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2014	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS DISCLAIMER

You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, capital expenditures, cash flow, tax-related matters, compliance with laws, and effects of acquisitions.
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
We are a leading global supplier of precision instruments and services. We have strong leadership positions in our businesses and believe we hold global number-one market positions in a majority of them. Specifically, we are the largest provider of weighing instruments for use in laboratory, industrial, and food retailing applications. We are also a leading provider of analytical instruments for use in life science, reaction engineering and real-time analytic systems used in drug and chemical compound development, and process analytics instruments used for in-line measurement in production processes. In addition, we are the largest supplier of end-of-line inspection systems used in production and packaging for food, pharmaceutical, and other industries.
Our business is geographically diversified, with net sales in 2014 derived 35% from both Europe and North and South America and 30% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments in the sample preparation, synthesis, analytical bench top, and material characterization areas. Our portfolio includes laboratory balances, liquid pipetting solutions, titrators, physical value analyzers, thermal analysis systems, and other analytical instruments, such as moisture analyzers and density refractometers. The laboratory instruments business accounted for approximately 47% of our net sales in 2014 and 46% in both 2013 and 2012.
Laboratory Balances
Our laboratory balances have weighing ranges from one ten-millionth of a gram up to 64 kilograms. To cover a wide range of customer needs and price points, we market our balances in a range of product tiers offering different levels of functionality. Based on the same technology platform, we also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights. Laboratory balances are primarily used in the pharmaceutical, food, chemical, cosmetics, academia, and other industries.

Pipettes
Pipettes are used in laboratories for dispensing small volumes of liquids. We operate our pipette business with the Rainin brand name. Rainin develops, manufactures, and distributes advanced pipettes, tips and accessories, including single- and multi-channel manual and electronic pipettes. Rainin maintains service centers in the key markets where customers periodically send their pipettes for certified recalibrations. Rainin’s principal end markets are pharmaceutical, biotech, and academia.
Analytical Instruments
Titrators measure the chemical composition of samples and are used in environmental and research laboratories as well as in quality control labs in the pharmaceutical, food and beverage, and other industries. Our high-end titrators are multi-tasking models, which can perform two determinations simultaneously on multiple vessels. Our offering includes robotics to automate routine work in quality control applications.
Thermal analysis systems measure material properties as a function of temperature, such as weight, dimension, energy flow, and viscoelastic properties. Thermal analysis systems are used in nearly every industry, but primarily in the plastics and polymer industries and increasingly in the pharmaceutical industry.
pH meters measure acidity in laboratory samples. We also sell density and refractometry instruments, which measure chemical concentrations in solutions. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing the loss on drying method.
Laboratory Software
LabX, our PC-based laboratory software platform, manages and analyzes data generated by our balances, titrators, pH meters, moisture analyzers, and other analytical instruments. LabX provides full network capability; assists with workflow automation; has efficient, intuitive protocols; and enables customers to collect and archive data in compliance with the U.S. Food and Drug Administration’s traceability requirements for electronically stored data (also known as 21 CFR Part 11).
Automated Chemistry Solutions
Our current automated chemistry solutions focus on selected applications in the chemical and drug discovery process. Our automated lab reactors and in situ analysis systems are considered integral to the process development and scale-up activities of our customers. Our on-line measurement technologies, based on infrared and laser light scattering, enable customers to monitor chemical reactions and crystallization processes in real time in the lab and plant. We believe that our portfolio of integrated technologies can bring significant efficiencies to the development process, enabling our customers to bring new chemicals and drugs to market faster.
Process Analytics
Our process analytics business provides instruments for the in-line measurement of liquid and gas parameters used primarily in the production process of pharmaceutical, biotech, beverage, microelectronics, chemical, and refining companies, as well as power plants. Close to half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meet the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards. We are a leading solution provider for liquid analytical measurement to control and optimize production processes. Our solutions include sensor technology for measuring pH, dissolved oxygen, carbon dioxide, conductivity, turbidity, ozone, total organic carbons, sodium, and silica, as well as laser analyzers for gas measurement. Intelligent sensor diagnostics capabilities enable improved asset management solutions for our customers to reduce process downtime and maintenance costs. Our instruments offer leading multi-parameter capabilities and plant-wide control system integration, which are key for integrated measurement of multiple parameters to secure production quality and efficiency. With a worldwide network of specialists, we support customers in critical process applications, compliance, and systems integration questions.
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, and other industries. In addition, we manufacture metal detection and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 44% of our net sales in 2014 and 45% in both 2013 and 2012.
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
Transportation and Logistics
We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies. With these solutions, customers can measure the weight and cubic volume of packages for appropriate billing, logistics, and quality control. Our solutions also integrate into customers’ information systems.
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

Product Inspection
Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line product inspection systems (e.g., for use in food processing and packaging, pharmaceutical, and other industries). We are a leading global provider of metal detectors, x-ray and camera-based visioning equipment, checkweighers, and track-and-trace solutions that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray-based vision inspection is used to detect metallic contamination in metallized packaging and many types of non-metallic contamination, such as glass, calcified bone, stones, and pits. Our x-ray systems can be used for mass control and for determining and controlling the fat content in meat. Our camera-based vision inspection solutions provide in-line inspection of package quality, labels, and content, which are needs for food and beverage, consumer goods, and pharmaceutical companies. Vision inspection systems with associated specialist software enable our pharmaceutical customers to implement traceability and serialization tracking, as required by regulation. Checkweighers are used to control the filled weight of packaged goods such as food, pharmaceuticals, and cosmetics. All of our technologies are integrated with material handling systems to ensure the correct presentation of the customer’s product to the device and the secure rejection of non-conforming product. Our technologies may also be used together as components of integrated packaging lines. ProdX Inspect is our quality and productivity control software for helping customers comply with regulations and optimize process efficiency, either as a stand-alone solution or through integration with the customer’s manufacturing and enterprise systems.
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, and cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. The device displays allow in-store marketing, which permits customers to make more decisions at the point of sale. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising, and regulatory compliance. In North America, our offering includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 9% of our net sales in 2014, 2013, and 2012.
Customers and Distribution
Our principal customers include companies in the following key end markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations); food and beverage producers; food retailers; chemical, specialty chemicals, and cosmetics companies; the transportation and logistics industry; the metals industry; the electronics industry; and the academic community.
Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through indirect channels, including sales of our “Ohaus” branded products. Ohaus-branded products target markets, such as the educational market, in which customers are interested in lower cost, a more limited set of features, and less comprehensive support and service.

We have a diversified customer base, with no single customer accounting for more than 1% of 2014 net sales.
Sales and Service
Market Organizations
We maintain geographically focused market organizations around the world that are responsible for all aspects of our sales and service. The market organizations are customer-focused, with an emphasis on building and maintaining value-added relationships with customers in our target market segments. Each market organization has the ability to leverage best practices from other units while maintaining the flexibility to adapt its marketing and service efforts to account for different cultural and economic conditions. Market organizations also work closely with our producing organizations (described below) by providing feedback on manufacturing and product development initiatives, new product and application ideas, and information about key market segments.
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers. At December 31, 2014, our sales and service group consisted of approximately 6,500 employees in sales, marketing and customer service (including related administration) and post-sales technical service, located in 38 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expansion of our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers' locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on demand services, and replacement parts) accounted for approximately 22% of our net sales in both 2014 and 2013 and 21% in 2012. A significant portion of this amount is derived from the sale of replacement parts.
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
Our research, product development, and manufacturing efforts are organized into a number of producing organizations. Our focused producing organizations help reduce product development time and costs, improve customer focus, and maintain technological leadership. The producing organizations work together to share ideas and best practices, and there is a close interface and coordinated customer interaction among marketing organizations and producing organizations.

Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $352.2 million in research and development ($123.3 million in 2014, $116.3 million in 2013, and $112.5 million in 2012) which is approximately 5% of net sales for each year. Our research and development efforts fall into two categories:

•
technology advancements, which generate new products or features and increase the value of our products. These advancements may be in the form of enhanced or new functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability, or automation through robotics or other means.

•	cost reductions, which reduce the manufacturing cost of our products through better overall design and/or improve the ease of serviceability.
We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing, and product engineering. We have approximately 1,200 employees in research and development and product engineering in countries around the globe.
Manufacturing
We are a worldwide manufacturer, with facilities principally located in China, Switzerland, the United States, Germany, and the United Kingdom. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated demand.
We generally manufacture critical components, which are components that contain proprietary technology. When outside manufacturing is more efficient, we contract with other manufacturers for certain nonproprietary components. We use a wide range of suppliers. We believe our supply arrangements are adequate and that there are no material constraints on the sources and availability of materials. From time to time, we may rely on a single supplier for all of our requirements of a particular component. Supply arrangements for electronic components are generally made globally.
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

Employees
Our total workforce was 13,100 throughout the world, including employees and 1,100 of temporary personnel, as of December 31, 2014, and includes approximately 5,100 in Europe, 3,400 in North and South America, and 4,600 in Asia and other countries.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a meaningful number of our employees. Approximately 600 employees in Germany and France are represented by unions.
Sustainability
We believe a sustainable business is one positioned for long-term growth and for us it defines our approach to decision making, from how we manage our impact on the environment to our relationships with employees, customers, and shareholders. In 2014, we published our latest sustainability report, which measures progress and highlights accomplishments since our last report in 2011. We followed the Global Reporting Initiative G4 guidelines. Our GreenMT program is designed to help save energy and resources and at the same time realize financial benefits. We are now working on making significant reductions in our emissions by finding new ways of managing our vehicle fleets, incorporating new design features into our products, improving the energy efficiency of our buildings and processes, and looking at how we source the electricity we use in our facilities. We think these efforts will produce a favorable impact on the environment as well as potential savings in future periods.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a new global operating model with standardized, automated and integrated processes, and high levels of global data transparency. It encompasses a new enterprise architecture, with a global, single instance ERP system. Within our IT systems, we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss, Chinese, and certain U.S. and German operations and have over half of the program completed as measured in users. We will continue to implement the program in additional locations over the coming years.
Intellectual Property
We hold over 4,900 patents and trademarks (including pending applications), primarily in the United States, Switzerland, Germany, the United Kingdom, Italy, France, Japan, China, South Korea, Brazil, and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. Residual ground water contamination at this site is now within a Classification Exception Area which the Department of Environmental Protection has approved and within which the Company oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The Department of Environmental Protection does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with the site over the next several years will approximate $0.4 million.
In addition, certain of our present and former facilities have or had been in operation for many decades and, over such time, some of these facilities may have used substances or generated and disposed of wastes that are or may be considered hazardous. It is possible that these sites, as well as disposal sites owned by third parties to which we have sent wastes, may in the future be identified and become the subject of remediation. Although we believe that we are in substantial compliance with applicable environmental requirements and, to date, we have not incurred material expenditures in connection with environmental matters, it is possible that we could become subject to additional environmental liabilities in the future that could have a material adverse effect on our financial condition, results of operations, or cash flows.
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
We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have technological and other competitive advantages over many of our competitors, we may not be able to realize and maintain these advantages. These advantages include our worldwide market leadership positions; our global brand and reputation; our track record of technological innovation; our comprehensive, high-quality solution offering; our global sales and service offering; our large installed base of weighing instruments; and the diversification of our revenue base by geographic region, product range, and customer. To remain competitive, we must continue to invest in research and development, sales and marketing, and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments or that we will be successful in identifying, developing, and maintaining any competitive advantages.
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
Company Website and Information
You can find our website on the Internet at www.mt.com. The website contains information about us and our operations. You can view and download free of charge copies of each of our filings with the SEC on Form 10-K, Form 10-Q, Form 8-K, and Schedule 14A and all amendments to those reports by accessing www.mt.com, clicking on About Us, Investor Relations, and then clicking on SEC Filings. You may also read and copy these filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our website also contains copies of the following documents that you can download free of charge:

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Code of Conduct

•	Sustainability Report
You can also obtain in print, free of charge, any of the above documents and any of our reports on Form 10-K, Form 10-Q, Form 8-K, and Schedule 14A and all amendments to those reports by sending a written request to our Investor Relations Department:
Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240 U.S.A.
Phone: +1 614 438 4748
Fax: +1 614 438 4646
E-mail: mary.finnegan@mt.com

Item 1A.	Risk Factors
Factors Affecting Our Future Operating Results
We sell primarily to companies in developed countries. Continued economic uncertainty in these countries could hurt our operating results.
Most of our business is derived from companies in developed countries. Economic instability in many parts of the world, including sovereign debt levels in the European Union and the United States, continues to be a situation that we are monitoring closely. A potential financial crisis on financial institutions globally would likely have an adverse effect on the global capital markets and our business. In addition, if developed countries were to experience slow growth or recession, we could see the following effects:

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
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for 17% of sales to external customers, approximately 30% of our global production, and 26% of segment profit during 2014. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us.
Including the following:

•	countries may revise or alter their respective legal and regulatory requirements;

•	local tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•
nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $46.3 million of cash at December 31, 2014 in our Chinese subsidiaries;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including tax disputes, imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	other uncertain local economic, political, and social conditions, including hyper-inflationary conditions or periods of low or no productivity growth; and

•	credit tightening or reduction in credit availability for local customers.

We must also comply with regulations regarding the conversion and repatriation of funds earned in local currencies. For example, we need government approval to convert earnings from our operations in China into other currencies and to repatriate these funds. If we cannot comply with these or other applicable regulations, we may face increased difficulties in using cash generated in China.
We are required to comply with various import, export control, and economic sanctions laws, which may affect our transactions with certain customers, business partners, and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies, and in other circumstances, we may be required to obtain an export license before exporting a controlled item. We do business in Russia and Crimea. Sanctions imposed on business in these regions will likely affect the economies and our business in these regions. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services and damage to our reputation.
Current Chinese market conditions reflect overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. Growth in China and other emerging markets can be expected to be volatile and the timing of recoveries can be uncertain.
Currency fluctuations affect our operating profits.
Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down.
In January 2015, we entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts is Euro 86 million and 1.21 for contracts that mature in 2015, and Euro 67 million and 1.19 for contracts that mature in 2016, respectively. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro which was abandoned in January 2015 after we entered into the previously mentioned foreign currency forward contracts. The Swiss National Bank's abandonment of the euro exchange rate floor resulted in an immediate strengthening of the Swiss franc against the euro and U.S. dollar. Absent these forward currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.1million to $1.3 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.5 million to $0.7 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a reduction of approximately $0.7 million to $0.9 million annually.

In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2014, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $2.3 million in the reported U.S. dollar value of our debt.
Concerns regarding the European debt levels and market perception concerning the instability of the euro could affect our operating profits.
We conduct business in many countries that use the euro as their currency (the Eurozone). Concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. In addition, concerns in recent years have existed regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.
These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse effect on the global capital markets and, more specifically, on the ability of our Company, our customers, suppliers, and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products.
We are vulnerable to system failures, including those that may be related to cyber security attacks, which could harm our business.
We rely on our technology infrastructure to interact with suppliers, sell our products and services, support our customers, fulfill orders, and bill, collect, and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist or hacker attacks, computer viruses, and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in interruptions in our services, fraudulent loss of assets, or unauthorized disclosure of confidential information, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our services or data loss as a result of system failures.
We also are in the process of implementing a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over several years with the initial go-live rollout having occurred in 2010. We have implemented the program in our Swiss, Chinese, and certain U.S. and German operations and have more than half of the program implemented, as measured in users. If the implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition, or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation will increase our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.

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
We have key manufacturing facilities located in China, Europe, and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to satisfy customer demand for our products or services and lose sales. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.
Our business would suffer if we were unable to obtain supplies of material.
We purchase most of our raw materials, components, and supplies from multiple suppliers. Some items are purchased from a limited or single source of supply, however, and disruption of these sources could affect our ability to manufacture products. Even where multiple sources of materials and components are available, the quality of the alternative materials, regulatory and contractual requirements to qualify materials for use in manufacturing, and the time required to establish new relationships with reliable suppliers could result in manufacturing delays and possible loss of sales. If we are unable to obtain materials or components for an extended time, this could damage our customer relationships and harm our financial condition or results of operations.
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

A prolonged downturn or additional consolidation in the pharmaceutical, food and beverage, and chemical industries could adversely affect our operating results. A reduction in the capital resources or government funding of our customers could reduce our sales.
Our products are used extensively in the pharmaceutical, food and beverage, and chemical industries. Consolidation in the pharmaceutical and chemical industries hurt our sales in prior years. A prolonged economic downturn or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. A decline in government funding of research or education could reduce some customers' ability to purchase our products.
Unanticipated changes in our tax rates or exposure to additional income tax liabilities could impact our profitability.
We are subject to income taxes in the United States and various other foreign jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates could be adversely affected by changes in the mix of earnings by jurisdiction, changes in tax laws or tax rates, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.
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
As a result of the current uncertain financial and economic environment, governments are facing greater pressure on public finances, which could lead to their more aggressively applying existing tax laws and regulations. Governments also periodically change tax laws and regulations. Any changes in corporate income tax rates or regulations, on repatriation of dividends or capital, or on transfer pricing, as well as changes in the interpretation of existing tax laws and regulations in the jurisdictions in which we operate, could adversely affect our cash flow and increase our overall tax burden, which would negatively affect our profitability.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell some products through third parties including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Violations of the FCPA or similar anti-bribery laws by distributors or other third party intermediaries could materially impact our business. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

A widespread outbreak of an illness or other health issue could negatively affect our business, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.
In recent years, a number of countries have experienced outbreaks of the H1N1 influenza (swine flu) or, in the Asia Pacific region, outbreaks of SARS and/or avian influenza (bird flu), and more recently, Ebola outbreaks in parts of Africa. Despite the implementation of certain precautions, we are susceptible to such outbreaks. As a result of such outbreaks, businesses can be shut down and individuals can become ill or quarantined. Outbreaks of infectious diseases such as these, particularly in North America, Europe, China, or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. If our operations are curtailed because of health issues, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are affected by health issues, they might delay or reduce purchases from us, which could adversely affect our results of operations.
We may face risks associated with future acquisitions.
We may pursue acquisitions of complementary product lines, technologies, or businesses. Acquisitions involve numerous risks, including difficulties in integrating the acquired operations, technologies, and products; diversion of management’s attention from other business concerns; and potential departures of key employees of the acquired company. If we successfully identify acquisitions in the future, completing such acquisitions may result in new issuances of our stock that may be dilutive to current owners, increases in our debt and contingent liabilities, and additional amortization expense related to intangible assets. Any of these acquisition-related risks could have a material adverse effect on our profitability.
Larger companies have identified life sciences and instruments as businesses they will consider entering, which could change the competitive dynamics of these markets. In addition, we may not be able to identify, successfully complete, or integrate potential acquisitions in the future. Even if we can do so, we cannot be sure that these acquisitions will have a positive impact on our business or operating results.
If we cannot protect our intellectual property rights, or if we infringe or misappropriate the proprietary rights of others, our operating results could be harmed.
Our success depends on our ability to obtain and enforce patents on our technology, maintain our trademarks, and protect our trade secrets. Our patents may not provide complete protection, and competitors may develop similar products that are not covered by our patents. Our patents may also be challenged by third parties and invalidated or narrowed. Competitors sometimes seek to take advantage of our trademarks or brands in ways that may create customer confusion or weaken our brand. Although we take measures to protect confidential information, improper use or disclosure of our trade secrets may still occur.
We may be sued for infringing on the intellectual property rights of others. The cost of any litigation could affect our profitability regardless of the outcome, and management attention could be diverted. If we are unsuccessful in such litigation, we may have to pay damages, stop the infringing activity, and/or obtain a license. If we fail to obtain a required license, we may be unable to sell some of our products, which could result in a decline in our revenues.

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
We are subject to various environmental laws and regulations and incur expenditures in complying with environmental laws and regulations. We are currently involved in, or have potential liability with respect to, the remediation of past contamination in various facilities. In addition, some of our facilities are or have been in operation for many decades and may have used substances or generated and disposed of wastes that are hazardous or may be considered hazardous in the future. These sites and disposal sites owned by others to which we sent waste may in the future be identified as contaminated and require remediation. Accordingly, it is possible that we could become subject to additional environmental liabilities in the future that may harm our results of operations or financial condition.
We may be adversely affected by regulations relating to conflict minerals.
In August 2012, the SEC adopted disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten, or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacturing of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.
We may be adversely affected by failure to comply with regulations of governmental agencies or by the adoption of new regulations.
Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, from design and development, product safety, labeling, manufacturing, promotion, sales, and distribution. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practice or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to fines or criminal prosecution.

We may experience impairments of goodwill or other intangible assets.
As of December 31, 2014, our consolidated balance sheet included goodwill of $444.1 million and other intangible assets of $112.8 million.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements.
In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transactions and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The significant estimates and assumptions within our fair value models include sales growth, controllable cost growth, perpetual growth, effective tax rates, and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.
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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2014, we had total indebtedness of approximately $366.7 million, net of cash of $85.3 million. Our debt instruments allow us to incur substantial additional indebtedness.
The existence and magnitude of our debt could have important consequences. For example, it could make it more difficult for us to satisfy our obligations under our debt instruments; require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements; increase our vulnerability to general adverse economic and industry conditions, including changes in raw material costs; limit our ability to respond to business opportunities; limit our ability to borrow additional funds, which may be necessary; and subject us to financial and other restrictive covenants, which, if we fail to comply with these covenants and our failure is not waived or cured, could result in an event of default under our debt instruments.
The agreements governing our debt impose restrictions on our business.
The note purchase agreements governing our senior notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. The restrictions these covenants place on us include limitations on our ability to incur liens and consolidate, merge, sell, or lease all or substantially all of our assets. Our credit facility and the note purchase agreements governing our senior notes also require us to meet certain financial ratios.

Our ability to comply with these agreements may be affected by events beyond our control, including economic, financial, and industry conditions. The breach of any covenants or restrictions could result in a default under the note purchase agreements governing the senior notes and/or under our credit facility. An event of default under the agreements governing our debt would permit holders of our debt to declare all amounts owed to them under such agreements to be immediately due and payable. Acceleration of our other indebtedness may cause us to be unable to make interest payments on the senior notes and repay the principal amount of the senior notes.
The lenders under our credit agreement may be unable to meet their funding commitments, reducing the amount of our borrowing capacity.
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $800 million. Our credit facility is provided by a group of 13 financial institutions, which individually have between 2% and 14% of the total funding commitment. At December 31, 2014, we had borrowings of $110.8 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $800 million amount available.
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

Some of our key internal assumptions include the following:

•	our ability to implement our business strategy;

•	the effectiveness of our sales and marketing programs such as our Spinnaker and market penetration initiatives;

•	our ability to develop and deliver innovative products and services;

•	the continued growth of our sales in emerging markets;

•	our ability to implement price increases as forecasted; and

•	the effectiveness of our cost saving initiatives.
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
Our principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland. The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. The properties listed below serve primarily as manufacturing facilities, or shared service centers and also typically have a certain amount of space for service, sales and marketing, and administrative activities. The facilities in Giessen, Germany and Viroflay, France are used primarily for sales and marketing. We believe our facilities are adequate for our current and reasonably anticipated future needs.

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Cambridge, England	Owned	Western European Operations
Manchester, England	Leased	Western European Operations
Viroflay, France (two facilities)	Building Owned	Western European Operations
Building Leased
Albstadt, Germany	Owned	Western European Operations
Giessen, Germany	Owned	Western European Operations
Warsaw, Poland	Building Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Leased	U.S. Operations
Billerica, Massachusetts	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Buildings Owned;	Chinese Operations
Land Leased
Mumbai, India (two facilities)	Buildings Leased	Other Operations

Item 3.	Legal Proceedings
We are not currently involved in any legal proceeding that we believe could have a material adverse effect upon our financial condition, results of operations, or cash flows. See the disclosure in Item 1 above under “Environmental Matters.”
Executive Officers of the Registrant
See Part III, Item 10 of this annual report for information about our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “MTD.” The following table sets forth on a per share basis the high and low sales prices for consolidated trading in our common stock as reported on the New York Stock Exchange Composite Tape for the quarters indicated.

	Common Stock Price Range
	High	Low
2014
Fourth Quarter	$305.89	$233.85
Third Quarter	$272.84	$249.99
Second Quarter	$253.18	$223.80
First Quarter	$255.85	$231.19
2013
Fourth Quarter	$253.27	$233.71
Third Quarter	$242.56	$205.55
Second Quarter	$228.00	$197.91
First Quarter	$221.56	$196.72
Holders
At January 31, 2015, there were 61 holders of record of common stock and 28,127,235 shares of common stock outstanding. We estimate we have approximately 34,757 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2009 through December 31, 2014 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index) and the SIC Code 3826 Index — Laboratory Analytical Instruments.
Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
$350
$300
$250
$200
$150
$100
$50
$0
12-31-09
12-31-10
12-31-11
12-31-12
12-31-13
12-31-14

	12-31-09	12-31-10	12-31-11	12-31-12	12-31-13	12-31-14
Mettler-Toledo	$100	$144	$141	$184	$231	$288
S&P 500 Index	$100	$115	$117	$136	$180	$205
SIC Code 3826 Index	$100	$128	$105	$138	$210	$241

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2014	149,554	$246.60	149,554	$559,017
November 1 to November 30, 2014	129,835	276.81	129,835	523,075
December 1 to December 31, 2014	151,895	294.25	151,895	478,376
Total	431,284	$272.48	431,284	$478,376
We have a $3 billion share repurchase program, of which there was $478.4 million remaining to be repurchased under the program as of December 31, 2014. The share repurchases are expected to be funded from existing cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 23.1 million common shares since the inception of the program in 2004 through December 31, 2014, at a total cost of $2.5 billion. During the years ended December 31, 2014 and 2013, we spent $414.0 million and $295.0 million on the repurchase of 1,617,499 shares and 1,321,577 shares at an average price per share of $255.93 and $223.18, respectively.

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

	2014	2013	2012	2011	2010
Statement of Operations Data:
Net sales	$2,485,983	$2,378,972	$2,341,528	$2,309,328	$1,968,178
Cost of sales	1,127,233	1,097,041	1,100,473	1,091,054	930,982
Gross profit	1,358,750	1,281,931	1,241,055	1,218,274	1,037,196
Research and development	123,297	116,346	112,530	116,139	97,028
Selling, general and administrative	728,582	692,693	684,026	703,632	588,726
Amortization	29,185	24,539	21,357	17,808	14,842
Interest expense	24,537	22,711	22,764	23,226	20,057
Restructuring charges(a)	5,915	19,830	16,687	5,912	4,866
Other charges (income), net(b)	2,230	3,103	1,090	2,380	4,164
Earnings before taxes	445,004	402,709	382,601	349,177	307,513
Provision for taxes(c)	106,763	96,615	91,754	79,684	75,365
Net earnings	$338,241	$306,094	$290,847	$269,493	$232,148
Basic earnings per common share:
Net earnings	$11.71	$10.22	$9.37	$8.45	$6.98
Weighted average number of common shares	28,890,771	29,945,954	31,044,532	31,897,779	33,280,463
Diluted earnings per common share:
Net earnings	$11.44	$9.96	$9.14	$8.21	$6.80
Weighted average number of common and common equivalent shares	29,571,308	30,728,482	31,824,077	32,839,365	34,140,097
Balance Sheet Data:
Cash and cash equivalents	$85,263	$111,874	$101,702	$235,601	$447,577
Working capital(d)	201,441	254,992	242,141	201,718	166,034
Total assets	2,009,110	2,152,819	2,022,288	2,114,910	2,199,544
Long-term debt	335,790	395,960	347,131	476,715	670,301
Other non-current liabilities(e)	218,108	193,170	240,886	209,945	174,469
Shareholders’ equity(f)	719,595	935,052	827,219	781,137	771,584
_________________________

(a)	Restructuring charges primarily relate to our global cost reduction programs. See Note 13 to the audited consolidated financial statements.

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

(c)
The provision for taxes for 2011 and 2010 includes discrete tax items resulting in a net tax benefit of $3.8 million and $5.2 million, respectively, primarily related to the favorable resolution of certain prior year tax matters.

(d)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(e)	Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 11 to the audited consolidated financial statements.

(f)	No dividends were paid during the five-year period ended December 31, 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We operate a global business with sales that are diversified by geographic region, product range, and customer. We hold leading positions worldwide in many of our markets and attribute this leadership to several factors, including the strength of our brand name and reputation, our comprehensive offering of innovative instruments and solutions, and the breadth and quality of our global sales and service network.
Net sales in U.S. dollars increased by 4% in 2014 and 2% in 2013. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 5% in 2014 and 1% in 2013. Net sales growth during 2014 benefited from improved market conditions, especially in the United States. We expect to continue to benefit from our strong global leadership positions, diversified customer base, robust product offering, investment in emerging markets, significant installed base, and the impact of our global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, improving our lead generation and lead nurturing processes, and more effectively pricing our products and services. We remain cautious about our sales growth outlook as global market conditions remain uncertain, especially in certain emerging markets (including China), as well as parts of Europe.
With respect to our end-user markets, we experienced increased results during 2014 versus the prior year in our laboratory-related markets, such as pharmaceutical and biotech customers, as well as the laboratories of chemical companies and food and beverage companies. Demand from these markets was generally strong during 2014. We also experienced increased demand from universities and government-funded research institutions.
Our industrial markets, especially product inspection, were favorably impacted by our customer's focus on brand protection and food safety. Core-industrial products also experienced improved market conditions in the Americas and Europe, but were adversely impacted in 2014 by a decline in our Chinese industrial-related sales. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. Overall, Chinese market conditions for our industrial-related products were weak during 2014 and 2013 related to overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. Growth in China and other emerging markets can be expected to be volatile and the timing of recoveries can be uncertain. Our industrial- related products are especially sensitive to changes in economic growth.
Our food retailing markets experienced modest growth during 2014, primarily driven by strong project activity in Europe, offset in part by reduced sales in the Americas due to the timing of project activity. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity and new regulations. Similar to our industrial business, emerging markets have also historically provided growth as the expansion of local emerging market economies creates a significant number of new retail stores each year.
In 2015, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. For example, we are in the process of adding approximately 200 field sales and service resources to pursue under-penetrated market opportunities. We also aim to gain market share by implementing sophisticated sales and marketing programs and leveraging our extensive customer databases. While this initiative is broad-based, efforts to improve these processes include increased segment marketing and leads generation and nurturing activities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force training and effectiveness, cross-selling, and other sales and marketing topics. Our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world, and we continue to invest in sales and marketing activities aimed at increasing the proportion of our installed base that is under service contract. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.
Expanding Emerging Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 36% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have over a 25-year track record in China, and our sales in Asia have grown more than 16% on a compound annual growth basis in local currencies since 1999. We have broadened our product offering to the Asian markets and benefit as multinational customers shift production to China. We are pleased with our accomplishments in China and in recent years have expanded our territory coverage into second-tier cities with new branch offices, additional dealers, and more service professionals. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, market conditions in emerging markets improved during 2014 but remain below our long-term expectations. We experienced a 3% increase in emerging market local currency sales during 2014 versus the prior year, offset in part by reduced sales volume in Russia. Chinese market conditions for our industrial products also continued to be weak in 2014 related to overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. Growth in China and other emerging markets can be expected to be volatile and the timing of recoveries can be uncertain. Within China, we are redeploying resources and sales and marketing efforts to the faster-growing segments of pharma, food safety, and environment. We believe the long-term growth of these segments will be favorably impacted by the Chinese government's emphasis on science, high-value industries, and product quality. We expect our laboratory, process analytics, and product inspection businesses will particularly benefit from these segments.
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

Maintaining Cost Leadership. We continue to strive to improve our margins by optimizing our cost structure. For example, we have focused on reallocating resources and better aligning our cost structure to support our investments in market penetration initiatives, higher growth areas, and opportunities for margin improvement. We have also initiated various restructuring programs over the past few years in response to weak market conditions. As previously mentioned, shifting production to China has also been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences, product inspection, and process analytics as three key areas for acquisitions. We also continue to pursue “bolt-on” acquisitions.
Results of Operations — Consolidated
Net sales
Net sales were $2,486.0 million for the year ended December 31, 2014, compared to $2,379.0 million in 2013 and $2,341.5 million in 2012. This represents increases of 4% in 2014 and 2% in 2013 in U.S. dollars and 5% and 1% in local currencies, respectively.
In 2014, our net sales by geographic destination increased in U.S. dollars by 5% in both the Americas and Europe and 3% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2014 by 6% in the Americas, 5% in Europe, and 4% in Asia/Rest of World. A discussion of sales by operating segment is included below. Net sales in local currencies for Asia/Rest of World for the year ended December 31, 2014 were reduced by approximately 1%, due to the exit of certain industrial-related businesses in China. As previously mentioned, global market conditions remain uncertain and accordingly, we are cautious regarding our sales growth outlook.
As described in Note 16 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 4% in both U.S. dollars and local currencies during 2014 and increased by 1% in U.S. dollars and were flat in local currencies in 2013. Service revenue (including spare parts) increased by 7% in U.S. dollars and 8% in local currencies in 2014, and 6% and 5% in U.S. dollars and local currencies, respectively, in 2013.
Net sales of our laboratory-related products, which represented approximately 47% of our total net sales in 2014, increased by 6% in both U.S. dollars and local currencies during 2014. The increase in net sales of our laboratory-related products is principally driven by increased volume and favorable price realization in most categories.
Net sales of our industrial-related products, which represented approximately 44% of our total net sales in 2014, increased 4% in both U.S. dollars and local currencies during 2014. The increase in net sales of our industrial-related products includes increased volume and favorable price realization in most product categories, particularly in product inspection. Net sales in 2014 were offset in part by the exit of certain industrial-related businesses in China, which decreased industrial-related sales in local currency by 1%. Overall Chinese market conditions for our industrial-related products remain weak. Growth in China can be expected to be volatile and the timing of recovery is uncertain.

Net sales of our food retailing products, which represented approximately 9% of our total net sales in 2014, increased by 2% in both U.S. dollars and local currencies during 2014. The increase in net sales in local currencies of our food retailing products during 2014 is driven by increased project activity in Europe, offset in part by reduced sales in the Americas due to the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 54.7% for 2014, compared to 53.9% for 2013 and 53.0% for 2012.
Gross profit as a percentage of net sales for products was 58.1% for 2014, compared to 57.3% for 2013 and 56.2% for 2012. Gross profit as a percentage of net sales for services (including spare parts) was 42.8% for 2014, compared to 41.7% for 2013 and 40.9% for 2012.
The increase in gross profit as a percentage of net sales for 2014 primarily includes favorable price realization and reduced material costs.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 5.0% for 2014, 4.9% for 2013, and 4.8% for 2012. Research and development expenses in U.S. dollars increased by 6% in 2014 and 3% in 2013, and in local currencies increased 5% in 2014 and 2% in 2013. The increase in our research and development spending levels reflects the timing of research and development project activity.
Selling, general, and administrative expenses as a percentage of net sales increased to 29.3% for 2014, compared to 29.1% for 2013 and 29.2% for 2012. Selling, general, and administrative expenses increased by 5% in 2014 in both U.S. dollars and local currencies and increased by 1% in both U.S. dollars and local currencies in 2013. The increase includes higher cash incentive compensation and increased investments in our field sales organization as compared to the prior year, partially offset by lower employee benefit costs.
Amortization expense
Amortization expense was $29.2 million and $24.5 million for 2014 and 2013, respectively. The increase in amortization expense is primarily related to recent investment in information technology, including the Company's Blue Ocean program.
Restructuring charges
During the past few years, we initiated additional cost reduction measures in response to global economic conditions. For the year ended December 31, 2014, we have incurred $5.9 million of restructuring expenses which primarily comprise employee-related costs. See Note 13 to our audited consolidated financial statements for a summary of restructuring activity during 2014.
Other charges (income), net
Other charges (income), net consisted of net charges of $2.2 million in 2014, compared to net charges of $3.1 million and $1.1 million in 2013 and 2012, respectively. Other charges (income), net consists primarily of (gains) losses from foreign currency transactions, interest income, and other items.

Interest expense and taxes
Interest expense was $24.5 million for 2014, compared to $22.7 million for 2013 and $22.8 million for 2012.
Our annual effective tax rate was 24% for 2014, 2013, and 2012. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 16 to our audited consolidated financial statements.
U.S. Operations (amounts in thousands)

	2014	2013	2012	Increase (Decrease) in % 2014 vs. 2013	Increase (Decrease) in % 2013 vs. 2012
Net sales	$846,385	$801,853	$778,120	6%	3%
Net sales to external customers	$755,922	$718,671	$697,956	5%	3%
Segment profit	$134,045	$137,837	$138,894	(3)%	(1)%
The increase in total net sales and net sales to external customers in 2014 reflects strong growth in most of our product categories, particularly laboratory-related products, due to increased sales volume and favorable price realization, offset in part by reduced net sales in food retailing due to the timing of project activity.
Segment profit decreased by $3.8 million in our U.S. Operations segment during 2014, compared to a decrease of $1.1 million during 2013. The decrease in segment profit primarily related to a reduction in inter-segment royalty income, increased sales and service investments, and higher cash incentive expense, offset in part by increased net sales.
Swiss Operations (amounts in thousands)

	2014	2013	2012	Increase (Decrease) in % (1)2014 vs. 2013	Increase (Decrease) in % (1) 2013 vs. 2012
Net sales	$598,402	$568,144	$530,847	5%	7%
Net sales to external customers	$137,231	$132,240	$124,362	4%	6%
Segment profit	$170,764	$147,990	$127,011	15%	17%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased by 5% in 2014 and 7% in 2013, and in local currencies increased by 4% in 2014 and 5% in 2013. Net sales to external customers in U.S. dollars increased by 4% in 2014 and 6% in 2013, and in local currencies increased by 3% in 2014 and 5% in 2013. The increase in local currency net sales to external customers includes particularly strong volume growth in analytical instruments and core-industrial products.

Segment profit increased by $22.8 million in our Swiss Operations segment during 2014, compared to an increase of $21.0 million during 2013. Segment profit includes the impact of increased inter-segment royalty income and net sales, partially offset by unfavorable currency and increased cash incentive compensation.
Western European Operations (amounts in thousands)

	2014	2013	2012	Increase (Decrease) in % (1) 2014 vs. 2013	Increase (Decrease) in %(1) 2013 vs. 2012
Net sales	$837,667	$786,327	$746,313	7%	5%
Net sales to external customers	$713,318	$674,278	$644,361	6%	5%
Segment profit	$120,659	$111,951	$95,523	8%	17%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased by 7% in 2014 and 5% in 2013, and in local currencies increased by 6% in 2014 and 3% in 2013. Net sales to external customers in U.S. dollars increased by 6% in 2014 and 5% in 2013, and in local currencies increased by 6% in 2014 and 2% in 2013. The increase in total net sales and net sales to external customers includes volume increases and favorable price realization across most product categories.
Segment profit increased by $8.7 million in our Western European Operations segment during 2014, compared to an increase of $16.4 million in 2013. Segment profit benefited from increased net sales, offset in part by increased sales and service investments, higher cash incentive expense, and unfavorable currency.
Chinese Operations (amounts in thousands)

	2014	2013	2012	Increase (Decrease) in % (1)2014 vs. 2013	Increase (Decrease) in %(1) 2013 vs. 2012
Net sales	$571,164	$556,215	$555,924	3%	—%
Net sales to external customers	$415,474	$407,131	$432,255	2%	(6)%
Segment profit	$132,521	$122,214	$125,217	8%	(2)%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased 3% in 2014 and were flat in 2013, and in local currencies increased by 2% in 2014 and decreased by 2% in 2013. Net sales to external customers in U.S. dollars increased by 2% and decreased by 6% in 2014 and 2013, respectively, and in local currencies increased by 1% in 2014 and decreased by 8% in 2013. The increase in net sales to external customers includes strong growth in most laboratory-related products, offset in part by a decline in core-industrial products. The exit of certain industrial-related businesses decreased local currency net sales to external customers by approximately 2% in 2014. Overall Chinese market conditions for our industrial-related products remain weak. Growth in China can be expected to be volatile and the timing of a recovery is uncertain.
Segment profit increased by $10.3 million in our Chinese Operations segment during 2014, compared to a decrease of $3.0 million in 2013. The increase in segment profit includes increased net sales, favorable business mix, and increased price realization, offset in part by investments in sales and service.

Other (amounts in thousands)

	2014	2013	2012	Increase (Decrease) in % (1)2014 vs. 2013	Increase (Decrease) in % (1) 2013 vs. 2012
Net sales	$471,565	$452,960	$447,727	4%	1%
Net sales to external customers	$464,038	$446,652	$442,594	4%	1%
Segment profit	$52,461	$49,673	$48,857	6%	2%
_______________________________________

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales and net sales to external customers in U.S. dollars increased by 4% in 2014 and 1% in 2013, and in local currencies increased by 8% and 5% in 2014 and 2013, respectively. The increase in total net sales and net sales to external customers reflects increased sales volume and favorable price realization in most product categories, particularly product inspection and core-industrial products.
Segment profit increased by $2.8 million in our Other segment during 2014, compared to an increase of $0.8 million during 2013. The increase in segment profit includes sales volume growth and favorable price realization, partially offset by unfavorable currency and increased sales and marketing investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases, and acquisitions. As previously mentioned, global market conditions remain uncertain, and our ability to generate cash flows could be reduced by a prolonged slowdown in global market conditions.
Cash provided by operating activities totaled $418.9 million in 2014, compared to $345.9 million in 2013 and $327.7 million in 2012. The increase in 2014 is primarily due to a reduction in working capital, particularly accounts receivable, offset in part by the timing of tax and higher cash incentive payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $89.4 million in 2014, $82.3 million in 2013, and $95.6 million in 2012.
Cash flows used in financing activities during 2014 included proceeds of $125 million from the issuance of our 3.84% Senior Notes. As further described below, in accordance with our share repurchase plan, we repurchased 1,617,499 shares and 1,321,577 shares in the amount of $414.0 million and $295.0 million during 2014 and 2013, respectively.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of December 31, 2014, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

6.30% Senior Notes
In 2009, we issued and sold $100 million of 6.30% Senior Notes due June 25, 2015 in a private placement. The 6.30% Senior Notes are senior unsecured obligations of the Company.
Interest on the 6.30% Senior Notes is payable semi-annually in June and December. We may at any time prepay the 6.30% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control of the Company (as defined in the note purchase agreement), we may be required to offer to prepay the 6.30% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The 6.30% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires us to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2014.
Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
3.67% Senior Notes
In 2012, we issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
The 3.67% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.67% Senior Notes also contain customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2014.
Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
4.10% Senior Notes
In 2013, we issued and sold $50 million of 4.10% Senior Notes due September 19, 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company. Interest on the 4.10% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2014.
The 4.10% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2014.

Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 4.10% Senior Notes.
3.84% Senior Notes and 4.24% Senior Notes
In the second quarter of 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and will issue $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. Interest on the 3.84% Senior Notes is payable semi-annually in March and September each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December of each year, beginning in December 2015.
The 3.84% Senior Notes and 4.24% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.84% Senior Notes and 4.24% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2014.
Issuance costs approximating $0.9 million will be amortized to interest expense over the ten-year term of the Senior Notes.
Credit Agreement
In 2013, we entered into an $800 million Amended Credit Agreement (the "Credit Agreement"), which replaced our $880 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). The Credit Agreement is provided by a group of financial institutions (similar to our Prior Credit Agreement) and has a maturity date of November 26, 2018. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our consolidated leverage ratio, which was, as of December 31, 2014, set at LIBOR plus 75 basis points. We must also pay facility fees that are tied to our leverage ratio. The Credit Agreement contains covenants that are substantially similar to those contained in our previously issued debt as described above, with which we were in compliance as of December 31, 2014. The Credit Agreement also places certain limitations on us, including limiting our ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. We incurred approximately $0.4 million of debt extinguishment costs during 2013 related to the Prior Credit Agreement. We capitalized $1.1 million in financing fees during 2013 associated with the Credit Agreement which will be amortized to interest expense through 2018. As of December 31, 2014, approximately $684.8 million was available under the facility.

Our short-term borrowings and long-term debt consisted of the following at December 31, 2014:

	U.S. Dollar	Other Principal Trading Currencies	Total
$100 million Senior Notes, interest at 6.30%, due June 25, 2015	$100,000	$—	$100,000
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	50,000	—	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	105,861	4,929	110,790
Other local arrangements	377	15,787	16,164
Total debt	431,238	20,716	451,954
Less: current portion	(100,377)	(15,787)	(116,164)
Total long-term debt	$330,861	$4,929	$335,790

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
Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short and long-term debt	$576,954	$116,164	$—	$110,790	$350,000
Interest on debt	143,797	18,240	31,281	29,404	64,872
Non-cancelable operating leases	103,536	30,745	40,360	18,836	13,595
Pension and post-retirement funding(1)	20,292	20,292	—	—	—
Purchase obligations	77,013	75,579	1,434	—	—
Total(1)	$921,592	$261,020	$73,075	$159,030	$428,467
_______________________________________

(1)
In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for periods beyond 2014 income taxes and beyond 2015 for pension and post-retirement funding.

We have purchase commitments for materials, supplies, services, and fixed assets in the normal course of business. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions. We do not expect potential payments under these provisions to materially affect results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

Share Repurchase Program
We have a $3 billion share repurchase program, of which there was $478.4 million remaining to be repurchased under the program as of December 31, 2014. The share repurchases are expected to be funded from existing cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 23.1 million shares since the inception of the program in 2004 through December 31, 2014. During the years ended December 31, 2014 and 2013, we spent $414.0 million and $295.0 million on the repurchase of 1,617,499 shares and 1,321,577 shares at an average price per share of $255.93 and $223.18, respectively. We reissued 373,431 and 398,646 shares held in treasury for the exercise of stock options and restricted stock units during 2014 and 2013, respectively.
Off-Balance Sheet Arrangements
Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.
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
In January 2015, we entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts is Euro 86 million and 1.21 for contracts that mature in 2015, and Euro 67 million and 1.19 for contracts that mature in 2016, respectively. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro which was abandoned in January 2015 after we entered into the previously mentioned foreign currency forward contracts. The Swiss National Bank's abandonment of the euro exchange rate floor resulted in an immediate strengthening of the Swiss franc against the euro and U.S. dollar. Absent these forward currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.1million to $1.3 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.5 million to $0.7 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a reduction of approximately $0.7 million to $0.9 million annually.

In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at December 31, 2014, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $2.3 million in the reported U.S. dollar value of our debt.
Taxes
We are subject to taxation in many jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions, earnings repatriations between jurisdictions, and changes in law. Generally, the tax liability for each taxpayer within the group is determined either (i) on a non-consolidated/non-combined basis or (ii) on a consolidated/combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated/non-combined affiliated legal entities.
Environmental Matters
We are subject to environmental laws and regulations in the jurisdictions in which we operate. We own or lease a number of properties and manufacturing facilities around the world. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. Residual ground water contamination at this site is now within a Classification Exception Area which the Department of Environmental Protection has approved and within which the company oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The Department of Environmental Protection does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with the site over the next several years will approximate $0.4 million.
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
We have entered into foreign currency forward contracts to economically hedge short-term intercompany balances with our international businesses on a monthly basis and to hedge certain forecasted intercompany sales. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of these contracts was a $0.2 million net loss at December 31, 2014. A sensitivity analysis to changes on these foreign currency-denominated contracts indicates that if the primary currency (primarily U.S. dollar, Swiss franc, and the euro) declined by 10%, the fair value of these instruments would increase by $6.2 million at December 31, 2014. Any resulting changes in fair value would be offset by changes in the underlying hedged balance sheet position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”
We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a net loss of $3.8 million at December 31, 2014. Based on our agreements outstanding at December 31, 2014, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $3.2 million. Conversely, a 100-basis-point decrease in interest rates would result in a $3.4 million decrease in the net aggregate market value of these instruments at December 31, 2014. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, trade accounts receivable, inventories, intangible assets, income taxes, and revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements.
Employee benefit plans
The net periodic pension cost for 2014 and projected benefit obligation as of December 31, 2014 were $3.5 million and $164.4 million, respectively, for our U.S. pension plan. The net periodic benefit for 2014 and projected benefit obligation as of December 31, 2014 were $0.4 million and $863.6 million, respectively, for our international pension plans. The net periodic post-retirement benefit for 2014 and expected post-retirement benefit obligation as of December 31, 2014 for our U.S. post-retirement medical benefit plan were $1.8 million and $3.8 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2014, the weighted average return on assets assumption was 7.5% for the U.S. plan and 4.8% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $6.7 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2014, the average discount rate assumption was 4.0% for the U.S. plan and 1.7% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $10.6 million after tax.
We made voluntary incremental funding payments of $18.0 million and $17.6 million in 2014 and 2013, respectively, to increase the funded status of our pension plans. In the future, we may make additional mandatory or discretionary contributions to our plans.
Equity-based compensation
We also have an equity incentive plan that provides for the grant of stock options, restricted stock, restricted stock units, and other equity-based awards which are accounted for and recognized in the consolidated statement of operations based on the grant-date fair value of the award. This methodology yields an estimate of fair value based in part on a number of management estimates, the most significant of which include future volatility and estimated option lives. Changes in these assumptions could significantly impact the estimated fair value of stock options.

Trade accounts receivable
As of December 31, 2014, trade accounts receivable were $435.6 million, net of a $16.0 million allowance for doubtful accounts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.
Inventories
As of December 31, 2014, inventories were $204.5 million.
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
Goodwill and other intangible assets
As of December 31, 2014, our consolidated balance sheet included goodwill of $444.1 million and other intangible assets of $112.8 million.
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
Both the qualitative and quantitative evaluations consider operating results, business plans, economic conditions, and market data, among other factors. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. Our assessments to date have indicated that there has been no impairment of these assets and the estimated fair values of goodwill and indefinite-lived intangible assets significantly exceeds the carrying values.
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

Income taxes
Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered permanently reinvested.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $445.0 million for the year ended December 31, 2014, each increase of $4.5 million in tax expense would increase our effective tax rate by 1%.
Revenue recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have stand-alone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install, and geographic location.
Further, certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon transfer of title and risk of loss to distributors. Distributor discounts are offset against revenue at the time such revenue is recognized.

Service revenue not under contract is recognized upon the completion of the service performed. Spare parts sold on a stand-alone basis are recognized upon title and risk of loss transfer which is generally at the time of shipment. Revenues from service contracts are recognized ratably over the contract period. These contracts represent an obligation to perform repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance on a customer’s pre-defined equipment over the contract period. Service contracts are separately priced and payment is typically received from the customer at the beginning of the contract period.
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
Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer have concluded that these disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued an attestation in their report on our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	48	President and Chief Executive Officer
William P. Donnelly	53	Executive Vice President
Thomas Caratsch	56	Head of Laboratory
Christian Magloth	49	Head of Human Resources
Michael Heidingsfelder	54	Head of Industrial
Simon Kirk	55	Head of Product Inspection
Marc de La Guéronnière	51	Head of European and North American Market Organizations
Waldemar Rauch	52	Head of Process Analytics
Olivier A. Filliol has been a director since January 2009. He has been President and Chief Executive Officer of the Company since January 1, 2008. Mr. Filliol served as Head of Global Sales, Service, and Marketing of the Company from April 2004 to December 2007, and Head of Process Analytics of the Company from June 1999 to December 2007. From June 1998 to June 1999, he served as General Manager of the Company’s U.S. checkweighing operations. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company, working in the Geneva, Paris, and Sydney offices.
William P. Donnelly joined the Company in 1997 and has been Executive Vice President since January 2014. He previously served as Chief Financial Officer of the Company since 1997, except for a two-year period when he ran the Company’s Product Inspection and Pipette businesses. Mr. Donnelly is responsible for Investor Relations, Finance, Supply Chain Management, Information Technology, and the Company’s Blue Ocean Program.
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
Christian Magloth joined the Company in October 2010 and has been Head of Human Resources since December 2010. Prior to joining the Company, he served as Head of Human Resources of Straumann, a leading global medical devices company listed on the Swiss stock exchange, from April 2006 to September 2010. He previously served as Head of Human Resources at Hero Group, an international consumer foods company, and in various management positions at Hilti, a leading global construction supply company.
Michael Heidingsfelder joined the Company in April 2012 as Head of Industrial Division. Prior to joining the Company, Mr. Heidingsfelder held various management positions within the Freudenberg Group from 2004 to March 2012 in Europe, Asia, and the Americas, including Chief Operating Officer, Americas, and General Manager, China. Previously, he was a Partner of Roland Berger Strategy Consultants in the U.S. and Europe.

Simon Kirk joined the Company in January 2012 as Head of Product Inspection. Previously he worked at Schindler where he served since 2008 as Chief Executive Officer of Jardine Schindler Group, a joint venture responsible for all of Schindler's operations in Southeast Asia. From 2004 until 2008, he was Vice President responsible for Eastern Europe at Schindler. He has also held various management positions at Eaton Corporation, Owens Corning, Imperial Chemical Industries, and British Railways Board.
Marc de La Guéronnière has been Head of European Market Organizations of the Company since January 2008 and Head of North American Market Organizations since April 2014. He was Head of Region South and General Manager of the Company’s market organization in Spain from January 2006 to January 2008. He joined the Company in 2001 as the Industrial Business Area Manager for our market organization in France. Prior to joining the Company, Mr. de La Guéronnière held various management positions in Europe and the United States with ABB-Elsag Bailey and Danaher-Zellweger.
Waldemar Rauch joined the Company in September 2000 as Head of our Ingold business. He has served as Operating Manager since March 2004, was named Head of Process Analytics Division in January 2008, and joined the Group Management Committee in July 2011. Prior to joining the Company, he worked in R&D at Siemens in Germany and held various technical management positions with Atomika Instruments in Germany as well as with Endress + Hauser Flowtec, a leading Swiss supplier of industrial measurement and automation equipment.
Certifications
Our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement.

Item 11.	Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2015 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2014” is included within Note 10 to the financial statements.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2015 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2015 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Exhibits, Financial Statements, and Schedules:
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
Date: February 6, 2015

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
10.1
Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and certain other financial institutions, dated as of November 26, 2013(3)

10.11
Note Purchase Agreement dated as of June 25, 2009 by and among Mettler-Toledo International Inc. and Connecticut General Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, American Investors Life Insurance Company, Aviva Life and Annuity Company, Bankers Life and Casualty Company, Conseco Life Insurance Company, Conseco Health Insurance Company and Colonial Penn Life Insurance Company(4)

10.12
Note Purchase Agreement dated as of October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America.(5)

10.13
Note Purchase Supplement dated July 29, 2013 by and among Mettler-Toledo International Inc., Aviva Life and Annuity Company and Teachers Insurance and Annuity Association of America to a Note Purchase Agreement dated October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America(6)

10.14
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc. and Teachers Insurance and Annuity Association of America. (7)

10.20	Mettler-Toledo International Inc. 2004 Equity Incentive Plan(8)
10.21	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(9)
10.22	Mettler-Toledo International Inc. 2013 Equity Incentive Plan(10)
10.31	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(11)
10.32	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(11)
10.50	Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(9)
10.51	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(12)
10.52	Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(13)
10.54	Employment Agreement between Michael Heidingsfelder and Mettler-Toledo International Inc., dated as of November 30, 2011 (16)
10.55	Employment Agreement between Simon Kirk and Mettler-Toledo International Inc., dated as of November 28, 2011(16)
10.56	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(12)
10.57	Employment Agreement between Waldemar Rauch and Mettler-Toledo International Inc., dated as of June 10, 2011(15)
10.58	Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(13)
10.59	Form of Tax Equalization Agreement between Messrs. Caratsch, Filliol, Spoerry, and Kirk and Mettler-Toledo International Inc., dated October 10, 2007(9)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

E- 1

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated July 24, 2009

(3)	Incorporated by reference to the Company’s Report on Form 8-K dated November 26, 2013

(4)	Incorporated by reference to the Company’s Report on Form 8-K dated June 25, 2009

(5)	Incorporated by reference to the Company's Report on Form 8-K dated October 16, 2012

(6)	Incorporated by reference to the Company's Report on Form 8-K dated July 29, 2013

(7)	Incorporated by reference to the Company's Report on Form 8-K dated July 2, 2014

(8)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(9)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(10)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated July 26, 2013 (Reg. No. 333-190181)

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(12)	Incorporated by reference to the Company's Report on Form 10-K dated February 16, 2010

(13)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(14)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(15)	Incorporated by reference to the Company's Report on Form 10-K dated February 13, 2012

(16)	Incorporated by reference to the Company's Report on Form 10-K dated February 8, 2013

*	Filed herewith

E- 2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Mettler-Toledo International Inc.
In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. at December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing on page S-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 6, 2015

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2014	2013	2012
Net sales
Products	$1,930,497	$1,860,893	$1,852,192
Service	555,486	518,079	489,336
Total net sales	2,485,983	2,378,972	2,341,528
Cost of sales
Products	809,537	795,225	811,204
Service	317,696	301,816	289,269
Gross profit	1,358,750	1,281,931	1,241,055
Research and development	123,297	116,346	112,530
Selling, general, and administrative	728,582	692,693	684,026
Amortization	29,185	24,539	21,357
Interest expense	24,537	22,711	22,764
Restructuring charges	5,915	19,830	16,687
Other charges (income), net	2,230	3,103	1,090
Earnings before taxes	445,004	402,709	382,601
Provision for taxes	106,763	96,615	91,754
Net earnings	$338,241	$306,094	$290,847

Basic earnings per common share:
Net earnings	$11.71	$10.22	$9.37
Weighted average number of common shares	28,890,771	29,945,954	31,044,532
Diluted earnings per common share:
Net earnings	$11.44	$9.96	$9.14
Weighted average number of common and common equivalent shares	29,571,308	30,728,482	31,824,077

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2014	2013	2012

Net earnings	$338,241	$306,094	$290,847

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(82,875)	21,903	15,641
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	(768)	(491)	(1,748)
Effective portion of (gains) losses included in net earnings	1,257	3,496	2,029
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(106,837)	30,381	(46,792)
Plan amendments and prior service cost	1,607	2,371	18,017
Amortization of actuarial (gains) losses and plan amendments and prior service cost	1,614	6,775	4,261
Impact of foreign currency	8,089	(2,010)	(1,931)
Total other comprehensive income (loss), net of tax	(177,913)	62,425	(10,523)

Comprehensive income	$160,328	$368,519	$280,324

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$85,263	$111,874
Trade accounts receivable, less allowances of $15,961 in 2014 and $14,856 in 2013	435,648	466,703
Inventories	204,531	210,414
Current deferred tax assets, net	62,341	57,934
Other current assets and prepaid expenses	61,647	67,062
Total current assets	849,430	913,987
Property, plant, and equipment, net	511,462	514,438
Goodwill	444,085	455,842
Other intangible assets, net	112,784	114,418
Non-current deferred tax assets, net	30,273	24,121
Other non-current assets	61,076	130,013
Total assets	$2,009,110	$2,152,819
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$145,896	$145,993
Accrued and other liabilities	120,530	116,831
Accrued compensation and related items	136,107	123,493
Deferred revenue and customer prepayments	82,219	83,083
Taxes payable	59,297	61,502
Current deferred tax liabilities, net	18,677	16,219
Short-term borrowings and current maturities of long-term debt	116,164	17,067
Total current liabilities	678,890	564,188
Long-term debt	335,790	395,960
Non-current deferred tax liabilities, net	56,727	64,449
Other non-current liabilities	218,108	193,170
Total liabilities	1,289,515	1,217,767
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 28,243,007 and 29,487,075 shares at December 31, 2014 and 2013, respectively	448	448
Additional paid-in capital	670,418	653,250
Treasury stock at cost (16,543,004 and 15,298,936 shares at December 31, 2014 and 2013, respectively)	(2,095,656)	(1,721,030)
Retained earnings	2,357,334	2,037,420
Accumulated other comprehensive income (loss)	(212,949)	(35,036)
Total shareholders’ equity	719,595	935,052
Total liabilities and shareholders’ equity	$2,009,110	$2,152,819

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2011	31,590,101	$448	$616,202	$(1,225,125)	$1,476,550	$(86,938)	$781,137
Exercise of stock options and restricted stock units	457,732	—	—	39,873	(17,946)	—	21,927
Repurchases of common stock	(1,637,827)	—	—	(278,672)	—	—	(278,672)
Tax benefit resulting from exercise of certain employee stock options	—	—	9,318	—	—	—	9,318
Share-based compensation	—	—	13,185	—	—	—	13,185
Net earnings	—	—	—	—	290,847	—	290,847
Other comprehensive income (loss), net of tax	—	—	—	—	—	(10,523)	(10,523)
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted stock units	398,646	—	—	37,870	(18,125)	—	19,745
Repurchases of common stock	(1,321,577)	—	—	(294,976)	—	—	(294,976)
Tax benefit resulting from exercise of certain employee stock options	—	—	1,906	—	—	—	1,906
Share-based compensation	—	—	12,639	—	—	—	12,639
Net earnings	—	—	—	—	306,094	—	306,094
Other comprehensive income (loss), net of tax	—	—	—	—	—	62,425	62,425
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted stock units	373,431	—	—	39,374	(18,327)	—	21,047
Repurchases of common stock	(1,617,499)	—	—	(414,000)	—	—	(414,000)
Tax benefit resulting from exercise of certain employee stock options	—	—	3,557	—	—	—	3,557
Share-based compensation	—	—	13,611	—	—	—	13,611
Net earnings	—	—	—	—	338,241	—	338,241
Other comprehensive income (loss), net of tax	—	—	—	—	—	(177,913)	(177,913)
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$338,241	$306,094	$290,847
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	33,617	34,765	33,421
Amortization	29,185	24,539	21,357
Deferred tax provision	13,033	8,816	5,420
Excess tax benefits from share-based payment arrangements	(3,557)	(1,847)	(9,365)
Share-based compensation	13,611	12,639	13,185
Other	211	498	1,455
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	7,492	(28,995)	(8,760)
Inventories	(9,302)	(8,484)	46,831
Other current assets	4,392	1,606	3,583
Trade accounts payable	6,298	295	(27,881)
Taxes payable	1,868	(3,540)	7,482
Accruals and other	(16,177)	(458)	(49,871)
Net cash provided by operating activities	418,912	345,928	327,704
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	728	211	426
Purchase of property, plant, and equipment	(89,388)	(82,349)	(95,588)
Acquisitions	(5,784)	(2,661)	(2,098)
Net cash used in investing activities	(94,444)	(84,799)	(97,260)
Cash flows from financing activities:
Proceeds from borrowings	628,832	556,059	445,425
Repayments of borrowings	(585,867)	(531,045)	(563,109)
Proceeds from exercise of stock options	21,047	19,745	21,927
Repurchases of common stock	(414,000)	(294,976)	(278,672)
Excess tax benefits from share-based payment arrangements	3,557	1,847	9,365
Acquisition contingent consideration paid	(859)	—	(325)
Debt issuance costs	(941)	(1,522)	(363)
Other financing activities	123	(1,224)	(645)
Net cash provided by (used in) financing activities	(348,108)	(251,116)	(366,397)
Effect of exchange rate changes on cash and cash equivalents	(2,971)	159	2,054
Net increase (decrease) in cash and cash equivalents	(26,611)	10,172	(133,899)
Cash and cash equivalents:
Beginning of period	111,874	101,702	235,601
End of period	$85,263	$111,874	$101,702
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$23,219	$16,998	$19,252
Taxes	$95,143	$83,200	$78,009

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, unless otherwise stated)

1.	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Mettler-Toledo International Inc. (“Mettler-Toledo” or the “Company”) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics, and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company’s primary manufacturing facilities are located in China, Switzerland, the United States, Germany, and the United Kingdom. The Company’s principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland.
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
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor, and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of the Company’s inventory are made for excess and obsolete items based on usage, orders, and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Long-Lived Assets

a)	Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are charged to expense as incurred. The Company expenses all internal-use software costs incurred in the preliminary project stage and capitalizes certain direct costs associated with the development and purchase of internal-use software within property, plant, and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding 10 years.
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
Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period of benefit. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 "Business Combinations" and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 "Intangible - Goodwill and Other" and ASC 360 "Property, Plant, and Equipment."
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
Taxation
The Company files tax returns in each jurisdiction in which it operates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
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
Revenue Recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, such as customer acceptance, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have stand-alone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install, and geographic location.
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
Service revenue not under contract is recognized upon the completion of the service performed. Spare parts sold on a stand-alone basis are recognized upon title and risk of loss transfer which is generally at the time of shipment. Revenues from service contracts are recognized ratably over the contract period. These contracts represent an obligation to perform repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance on a customer’s pre-defined equipment over the contract period. Service contracts are separately priced and payment is typically received from the customer at the beginning of the contract period.
Research and Development
Research and development costs primarily consist of salaries, consulting, and other costs. The Company expenses these costs as incurred.
Warranty
The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, material usage, and service costs incurred in correcting a product failure.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 680,537, 782,528, and 779,545 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2014, 2013, and 2012, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 127,995, 23,951, and 241,205 shares of common stock for the years ended December 31, 2014, 2013, and 2012, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, to ASC 606 "Revenue from Contracts with Customers." ASU 2014-09 provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance becomes effective for the Company for the year beginning January 1, 2017. The Company is currently evaluating the impact the adoption of this guidance will have on the consolidated results of operations, financial position, and disclosures.
In July 2014, the Company adopted ASU 2013-11 "Income Taxes." The amendment provided further guidance to the balance sheet presentation of unrecognized tax benefit when a net operating loss or

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

similar tax loss carryforward, or a tax credit carryforward exists. The adoption of this guidance did not have a material impact to the Company's consolidated results of operations or financial position.

3.	INVENTORIES
Inventory consisted of the following at December 31:

	2014	2013
Raw materials and parts	$97,969	$98,244
Work-in-progress	34,973	38,061
Finished goods	71,589	74,109
	$204,531	$210,414

4.	FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2014, the interest payments associated with 94% of the Company's debt are fixed obligations. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items.
Cash Flow Hedges
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The notional amount and average forward rate of foreign currency forward contracts outstanding at December 31, 2014 and 2013 were $87 million (Euro 72 million) and 1.21 for contracts that mature in 2015 and $78 million (Euro 57 million) and 1.23 for contracts that matured in 2014, respectively. In January 2015 we increased the notional amount of the Company's cash flow hedges to a total notional value and average forward rate of Euro 86 million and 1.21 for contracts that mature in 2015, and Euro 67 million and 1.19 for contracts that mature in 2016, prior to the Swiss National Bank's abandonment of its previously established exchange rate floor of 1.20 Swiss francs per euro.
The Company has an interest rate swap agreement designated as a cash flow hedge. The agreement is a forward-starting swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010.
In June 2013, the Company entered into a forward starting interest rate swap agreement, designated as a cash flow hedge. The agreement will change the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015.
The cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2014 and 2013, respectively, and disclosed in Note 5 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 9 to the consolidated financial statements. A derivative loss of

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

$1.2 million based upon interest rates and foreign currency rates at December 31, 2014, is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2014, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2014 and 2013, respectively, disclosed in Note 5 to the consolidated financial statements. The Company recognized in other charges (income), a net loss of $3.5 million during the year ended December 31, 2014. At December 31, 2014 and 2013, these contracts had a notional value of $325.4 million and $180.3 million, respectively.
The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

5.	FAIR VALUE MEASUREMENTS
At December 31, 2014 and 2013, the Company had derivative assets totaling $2.2 million and $2.3 million, respectively, and derivative liabilities totaling $5.6 million and $5.8 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2014 and 2013.
The Company had $14.2 million and $16.9 million of cash equivalents at December 31, 2014 and 2013, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $17.8 million and $4.2 million at December 31, 2014 and 2013, respectively.
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014 and 2013:

	December 31, 2014				December 31, 2013
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$14,188	$—	$14,188	$—	$16,868	$—	$16,868	$—
Interest rate swap agreement	—	—	—	—	1,269	—	1,269	—
Foreign currency forward contracts designated as cash flow hedges	567	—	567	—	268	—	268	—
Foreign currency forward contracts not designated as hedging instrument	1,611	—	1,611	—	719	—	719	—
Total	$16,366	$—	$16,366	$—	$19,124	$—	$19,124	$—

Liabilities:
Interest rate swap agreements	$2,484	$—	$2,484	$—	$5,312	$—	$5,312	$—
Foreign currency forward contracts designated as cash flow hedges	1,284	—	1,284	—	103	—	103	—
Foreign currency forward contracts not designated as hedging instrument	1,799	—	1,799	—	355	—	355	—
Total	$5,567	$—	$5,567	$—	$5,770	$—	$5,770	$—

6.	PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2014	2013
Land	$51,123	$56,214
Building and leasehold improvements	210,008	212,277
Machinery and equipment	345,888	361,978
Computer software	327,753	302,681
	934,772	933,150
Less accumulated depreciation and amortization	(423,310)	(418,712)
	$511,462	$514,438

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2014	2013
Balance at beginning of year	$455,842	$452,351
Goodwill acquired	1,282	1,049
Foreign currency translation	(13,039)	2,442
Balance at year end	$444,085	$455,842
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2014, there had been no impairment of these assets.
The components of other intangible assets as of December 31 are as follows:

	2014			2013
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$98,325	$(28,159)	$70,166	$98,374	$(25,313)	$73,061
Proven technology and patents	45,588	(30,761)	14,827	43,233	(29,763)	13,470
Tradename (finite life)	4,140	(1,786)	2,354	4,300	(1,619)	2,681
Tradename (indefinite life)	24,947	—	24,947	25,108	—	25,108
Other	1,573	(1,083)	490	757	(659)	98
	$174,573	$(61,789)	$112,784	$171,772	$(57,354)	$114,418
The Company recognized amortization expense associated with the above intangible assets of $6.5 million, $5.9 million, and $7.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.2 million for 2015, $5.7 million for 2016, $5.4 million for 2017, $5.1 million for 2018 and $4.8 million for 2019. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $5.6 million, $3.9 million after tax, $5.3 million, $3.6 million after tax, and $6.8 million, $4.5 million after tax, for the years ended December 31, 2014, 2013, and 2012, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $22.4 million, $18.6 million, and $13.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

8.	DEBT
Debt consisted of the following at December 31:

	2014	2013
$100 million Senior Notes, interest at 6.30%, due June 25, 2015	$100,000	$100,000
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	50,000	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	110,790	195,960
Other local arrangements	16,164	17,067
	451,954	413,027
Less: current portion	(116,164)	(17,067)
Long-term debt	$335,790	$395,960
6.30% Senior Notes
In 2009, the Company issued and sold $100 million of 6.30% Senior Notes due June 25, 2015 in a private placement. The 6.30% Senior Notes are senior unsecured obligations of the Company.
Interest on the 6.30% Senior Notes is payable semi-annually in June and December. The Company may at any time prepay the 6.30% Senior Notes, in whole or in part (but in an amount not less than 10% of the original aggregate principal amount), at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, plus a “make-whole” prepayment premium. In the event of a change in control of the Company (as defined in the note purchase agreement), the Company may be required to offer to prepay the 6.30% Senior Notes in whole at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.
The 6.30% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2014.
Issuance costs approximating $0.7 million will be amortized to interest expense over the six-year term of the 6.30% Senior Notes.
3.67% Senior Notes
In 2012, the Company issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
The 3.67% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.67% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2014.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
4.10% Senior Notes
In 2013, the Company issued and sold $50 million of 4.10% Senior Notes due September 19, 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company. Interest on the 4.10% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2014.
The 4.10% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2014.
Issuance costs approximating $0.4 million will be amortized to interest expense over the ten-year term of the 4.10% Senior Notes.
3.84% Senior Notes and 4.24% Senior Notes
In the second quarter of 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and will issue $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. Interest on the 3.84% Senior Notes is payable semi-annually in March and September each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December of each year, beginning in December 2015.
The 3.84% Senior Notes and 4.24% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.84% Senior Notes and 4.24% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2014.
Issuance costs approximating $0.9 million will be amortized to interest expense over the ten-year term of the Senior Notes.
Credit Agreement
In 2013, the Company entered into an $800 million Credit Agreement (the "Credit Agreement"), which amended its $880 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of November 26, 2018. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was, as of December 31, 2014, set at LIBOR plus 75 basis points. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are substantially similar to those contained in the previously issued

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

debt of the Company as described above, with which the Company was in compliance as of December 31, 2014. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.4 million of debt extinguishment costs during 2013 related to the Prior Credit Agreement. The Company capitalized $1.1 million in financing fees during 2013 associated with the Credit Agreement which will be amortized to interest expense through 2018. As of December 31, 2014, approximately $684.8 million was available under the facility.
The Company’s weighted average interest rate was approximately 5% for the years ended December 31, 2014 and 2013.

9.	SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2014, 4,389,320 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
Preferred Stock
The Board of Directors, without further shareholder authorization, is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share in one or more series and to determine and fix the rights, preferences, and privileges of each series, including dividend rights and preferences over dividends on the common stock and one or more series of the preferred stock, conversion rights, voting rights (in addition to those provided by law), redemption rights, and the terms of any sinking fund therefore, and rights upon liquidation, dissolution, or winding up, including preferences over the common stock and one or more series of the preferred stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of the Company or an unsolicited acquisition proposal.
Share Repurchase Program
The Company has a $3 billion share repurchase program, of which there were $478.4 million remaining to be repurchased under the program as of December 31, 2014. The Company expects that the authorization will be utilized over the next couple years. The share repurchases are expected to be funded from cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 23.1 million shares since the inception of the program through December 31, 2014. During the years ended December 31, 2014 and 2013, the Company spent $414.0 million and $295.0 million on the repurchase of 1,617,499 shares and 1,321,577 shares at an average price per share of $255.93 and $223.18, respectively. The Company reissued 373,431 shares and 398,646 shares held in treasury for the exercise of stock options and restricted stock units during 2014 and 2013, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2014 and 2013:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2012	$56,012	$(5,438)	$(148,035)	$(97,461)
Other comprehensive income (loss), net of tax:
Unrealized actuarial gains (loss), prior service costs and plan amendments	—	—	32,752	32,752
Unrealized gains (loss) on cash flow hedging arrangements	—	(448)	—	(448)
Foreign currency translation adjustment	21,903	(43)	(2,010)	19,850
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	3,496	6,775	10,271
Net change in other comprehensive income (loss), net of tax	21,903	3,005	37,517	62,425
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)
Other comprehensive income (loss), net of tax:
Unrealized actuarial gains (loss), prior service costs and plan amendments	—	—	(105,230)	(105,230)
Unrealized gains (loss) on cash flow hedging arrangements	—	(713)	—	(713)
Foreign currency translation adjustment	(82,875)	(55)	8,089	(74,841)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,257	1,614	2,871
Net change in other comprehensive income (loss), net of tax	(82,875)	489	(95,527)	(177,913)
Balance at December 31, 2014	$(4,960)	$(1,944)	$(206,045)	$(212,949)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the twelve months period ended December 31, 2014 and 2013:

	2014	2013	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$3,119	$3,081	Interest expense
Foreign currency forward contracts	(831)	2,013	Cost of sales - products
Total before taxes	2,288	5,094
Provision for taxes	1,031	1,598	Provision for taxes
Total, net of taxes	$1,257	$3,496

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$2,877	$10,426	(a)
Provision for taxes	1,263	3,651	Provision for taxes
Total, net of taxes	$1,614	$6,775

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the twelve months ended December 31, 2014.

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
All share-based compensation arrangements granted to employees, including stock option grants, are recognized in the consolidated statement of operations based on the grant-date fair value of the award over the period during which an employee is required to provide service in exchange for the award. Share-based compensation expense is recorded within selling, general, and administrative in the consolidated statement of operations with a corresponding offset to additional paid-in capital in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2013 through December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	1,871,694	$112.57	$243.7
Granted	123,226	263.62
Exercised	(335,848)	62.67
Forfeited	(12,589)	145.39
Outstanding at December 31, 2014	1,646,483	$133.80	$277.7
Options exercisable at December 31, 2014	1,221,408	$107.39	$238.3
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2014 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

131,950	$64.99	1.9	131,950
455,423	$81.47	4.3	455,423
277,550	$108.64	2.9	277,550
348,555	$141.45	6.3	249,485
433,005	$219.79	8.7	107,000
1,646,483		5.6	1,221,408
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2014, 2013, and 2012 was $77.64, $66.33, and $46.72, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.66%	1.31%	0.71%
Expected life in years	5.6	5	5
Expected volatility	28%	28%	30%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012 was approximately $66.9 million, $60.0 million, and $50.9 million, respectively.
The total fair value of options vested during the years ended December 31, 2014, 2013, and 2012 was approximately $6.4 million, $5.7 million, and $6.9 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit activity from December 31, 2013 through December 31, 2014:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2013	107,782	$26.1
Granted	29,683
Vested	(37,583)
Forfeited	(3,785)
Outstanding at December 31, 2014	96,097	$29.1
The weighted average grant-date fair value of the restricted stock units granted during years ended 2014 and 2013 was $263.58 and $244.90 per unit, respectively, and the restricted units vest ratably primarily over a five-year period. The total fair value of the restricted stock units on the date of grant of $7.8 million for 2014 and $7.2 million for 2013 will be recorded as compensation expense straight-line over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2014, 2013, and 2012 was approximately $5.8 million, $5.6 million, and $5.3 million, respectively. Approximately $5.6 million and $5.5 million of compensation expense was recognized during the years ended December 31, 2014 and 2013, respectively.
At December 31, 2014, a total of 2,588,311 shares of common stock were available for grant in the form of stock options or restricted stock units.
As of December 31, 2014, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $43.0 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years .

11.	BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $15.6 million, $15.1 million, and $15.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2014 and 2013:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$138,147	$156,804	$814,200	$798,657	$5,295	$11,267	$957,642	$966,728
Service cost, gross	893	494	28,579	30,315	170	216	29,642	31,025
Interest cost	6,396	5,755	21,445	19,566	240	405	28,081	25,726
Actuarial losses (gains)	25,848	(18,226)	117,902	(11,477)	477	(1,988)	144,227	(31,691)
Plan amendments and other	—	—	(453)	293	(1,951)	(3,733)	(2,404)	(3,440)
Benefits paid	(6,917)	(6,680)	(35,279)	(43,271)	(477)	(872)	(42,673)	(50,823)
Impact of foreign currency	—	—	(82,755)	20,117	—	—	(82,755)	20,117
Benefit obligation at end of year	$164,367	$138,147	$863,639	$814,200	$3,754	$5,295	$1,031,760	$957,642
Change in plan assets:
Fair value of plan assets at beginning of year	$117,903	$94,734	$786,532	$731,040	$—	$—	$904,435	$825,774
Actual return on plan assets	2,974	12,073	40,893	42,480	—	—	43,867	54,553
Employer contributions	18,070	17,776	25,448	25,147	343	723	43,861	43,646
Plan participants’ contributions	—	—	13,409	13,255	134	149	13,543	13,404
Benefits paid	(6,917)	(6,680)	(35,279)	(43,271)	(477)	(872)	(42,673)	(50,823)
Impact of foreign currency and other	—	—	(79,810)	17,881	—	—	(79,810)	17,881
Fair value of plan assets at end of year	$132,030	$117,903	$751,193	$786,532	$—	$—	$883,223	$904,435
Funded status	$(32,337)	$(20,244)	$(112,446)	$(27,668)	$(3,754)	$(5,295)	$(148,537)	$(53,207)
Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Other non-current assets	$—	$—	$38,922	$105,132	$—	$—	$38,922	$105,132
Pension and other post-retirement liabilities	(32,337)	(20,244)	(151,368)	(132,800)	(3,754)	(5,295)	(187,459)	(158,339)
Accumulated other comprehensive loss (income)	85,636	59,013	213,702	110,965	(15,303)	(15,910)	284,035	154,068
Total	$53,299	$38,769	$101,256	$83,297	$(19,057)	$(21,205)	$135,498	$100,861
The prepaid pension asset is recorded in other non-current assets on the consolidated balance sheet. The short-term and long-term portion of the accrued pension liability is recorded on the consolidated balance sheet within accrued and other liabilities and other non-current liabilities, respectively. The long-term portion of the accrued pension liabilities and other post-retirement liabilities at December 31, 2014 and 2013 was $32.3 million and $20.2 million, respectively, for the U.S. defined benefit pension plan, $146.7 million and $127.8 million, respectively, for the non-U.S. plans, and $3.2 million and $4.8 million,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

respectively, for the U.S. post-retirement plan. The current portion of accrued pension liabilities was $0.1 million for the U.S. defined benefit pension plan at both December 31, 2014 and 2013, respectively. The current portion of accrued pension liabilities was $4.7 million and $5.0 million for the non-U.S. plans at December 31, 2014 and 2013, respectively. The current portion of the U.S. post-retirement plan was $0.6 million and $0.5 million at December 31, 2014 and 2013, respectively.
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2014 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Plan amendments and prior service cost	$—	$(19,291)	$(4,904)	$(24,195)	$(18,436)
Actuarial losses (gains)	85,636	232,993	(10,399)	308,230	224,481
Total	$85,636	$213,702	$(15,303)	$284,035	$206,045
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2014:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$31,423	$114,370	$477	$146,270	$106,837
Plan amendments and prior service cost, net	—	(526)	(2,085)	(2,611)	(1,607)
Amortization of:
Actuarial (losses) gains	(4,800)	(4,308)	1,436	(7,672)	(5,310)
Plan amendments and prior service cost	—	4,016	779	4,795	3,696
Impact of foreign currency	—	(10,815)	—	(10,815)	(8,089)
Total	$26,623	$102,737	$607	$129,967	$95,527
The accumulated benefit obligations at December 31, 2014 and 2013 were $164.4 million and $138.1 million, respectively, for the U.S. defined benefit pension plan and $834.7 million and $785.8 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2014 were $200.5 million, $188.9 million, and $49.2 million, respectively.
The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2014	2013	2012	2014	2013	2012
Discount rate	4.00%	4.75%	3.75%	1.65%	2.73%	2.50%
Compensation increase rate	n/a	n/a	n/a	1.61%	1.61%	1.60%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.75%	4.82%	4.87%	4.89%

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2014	2013	2012	2014	2013	2012
Discount rate	4.75%	3.75%	4.25%	2.73%	2.50%	3.10%
Compensation increase rate	n/a	n/a	n/a	1.61%	1.60%	1.75%
Expected long-term rate of return on plan assets	7.50%	7.75%	8.00%	4.87%	4.89%	4.80%
Net periodic pension cost for the defined benefit plans includes the following components for the years ended December 31:

	U.S.			Non-U.S.
	2014	2013	2012	2014	2013	2012
Service cost, net	$893	$494	$455	$15,189	$17,386	$15,011
Interest cost on projected benefit obligations	6,396	5,755	6,093	21,445	19,566	22,104
Expected return on plan assets	(8,549)	(7,154)	(6,965)	(37,361)	(35,048)	(32,989)
Recognition of actuarial losses/(gains) and prior service costs	4,800	7,782	7,664	292	3,545	210
Net periodic pension cost	$3,540	$6,877	$7,247	$(435)	$5,449	$4,336
Net periodic post-retirement benefit (credit)/cost for the U.S. post-retirement plan includes the following components for the years ended December 31:

	2014	2013	2012
Service cost	$170	$216	$333
Interest cost on projected benefit obligations	240	405	539
Net amortization and deferral	(2,215)	(901)	(753)
Net periodic post-retirement benefit (credit)/cost	$(1,805)	$(280)	$119
The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2015 are as follows:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total
Plan amendments and prior service costs	$—	$(4,254)	$(1,877)	$(6,131)
Actuarial losses (gains)	7,626	16,862	(3,370)	21,118
Total	$7,626	$12,608	$(5,247)	$14,987
The projected post-retirement benefit obligation was principally determined using discount rates of 4.00% in 2014, 4.75% in 2013, and 3.75% in 2012. Net periodic post-retirement benefit cost was principally determined using discount rates of 4.75% in 2014, and 3.75% in 2013, and 4.25% in 2012. The health care cost trend rate ranged from 7.75% to 8.50% in 2014, and was 8.00% in both 2013 and 2012, decreasing to 5.00% in 2021.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The health care cost trend rate assumption has a significant effect on the accumulated post-retirement benefit obligation and net periodic post-retirement benefit cost. A one-percentage-point change in health care cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on total of service and interest cost components	$32	$(29)
Effect on post-retirement benefit obligation	$25	$(25)
The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 33-53% equity securities, 11-21% fixed income securities, and 30-50% other types of investments. International plan assets relate primarily to the Company’s Swiss plan with target allocations of 25-45% in equities, 35-55% in fixed income securities, and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.
The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP are generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2014				December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$140,959	$—	$—	$140,959	$129,932	$—	$—	$129,932
Equity Securities:
Mettler-Toledo Stock	3,638	—	—	3,638	3,425	—	—	3,425
Equity Mutual Funds:
U.S.(1)	7,377	30,268	—	37,645	5,960	27,652	—	33,612
International(2)	39,515	52,476	—	91,991	44,149	54,120	—	98,269
Emerging Markets(3)	72,360	6,679	—	79,039	78,392	5,773	—	84,165
Fixed Income Securities:
Corporate/Government	124,709	—	—	124,709	129,155	—	—	129,155
Bonds(4)
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	23,288	1,388	24,676	—	24,633	1,475	26,108
Core Bond(6)	120,840	38,757	—	159,597	146,857	36,327	—	183,184
Real Asset Mutual Funds:
Real Estate(7)	61,849	—	—	61,849	66,431	—	—	66,431
Commodities(8)	20,920	3,118	28,196	52,234	23,293	3,323	23,136	49,752
Other Types of Investments:
Global Allocation Funds(9)	13,790	12,145	—	25,935	12,002	11,088	—	23,090
Multi-Strategy Fund of	—	—	80,951	80,951	—	—	77,312	77,312
Hedge Funds(10)
	$605,957	$166,731	$110,535	$883,223	$639,596	$162,916	$101,923	$904,435
_______________________________________

(1)	Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.

(2)	Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom, and Canada.

(3)	Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America, and Asia.

(4)	Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.

(5)	Represents fixed and variable rate annuity contracts provided by insurance companies.

(6)
Represents fixed income mutual funds invested in the U.S., the United Kingdom, Switzerland, and European government bonds, high-grade corporate bonds, mortgage-backed securities, and collateralized mortgage obligations.

(7)	Represents mutual funds invested in real estate located primarily in Switzerland.

(8)	Represents commodity funds invested across a broad range of sectors.

(9)	Represents mutual funds invested globally in both equities and fixed income securities.

(10)	Represents primarily equity investments to profit from long and short equity positions, economic and government driven events and relative value, and tactical trading strategies.
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
The following table presents a rollforward of activity for the years ended December 31, 2014 and 2013 for level 3 asset categories:

	Multi- Strategy Fund of Hedge Funds	Commodities	Insurance Contract	Total
Balance at December 31, 2012	$74,985	$22,986	$1,726	$99,697
Actual return on plan assets:
Related to assets held at end of year	1,420	(449)	69	1,040
Purchases	11,792	—	127	11,919
Sales	(12,691)	—	(519)	(13,210)
Impact of foreign currency	1,806	599	72	2,477
Balance at December 31, 2013	$77,312	$23,136	$1,475	$101,923
Actual return on plan assets:
Related to assets held at end of year	4,456	2,952	34	7,442
Related to assets sold during the year	4,811	—	—	4,811
Purchases	22,867	5,030	115	28,012
Sales	(21,649)	—	(54)	(21,703)
Impact of foreign currency	(6,846)	(2,922)	(182)	(9,950)
Balance at December 31, 2014	$80,951	$28,196	$1,388	$110,535
There were no transfers between any asset levels during the years ended December 31, 2014 and 2013.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy	Total
2015	$7,228	$39,708	$579	$47,515
2016	7,467	39,276	505	47,248
2017	7,842	40,098	464	48,404
2018	8,198	40,073	403	48,674
2019	8,480	40,371	348	49,199
2020-2024	46,986	202,059	1,091	250,136
The Company made voluntary incremental pension contributions of $18.0 million in 2014 and $17.6 million in 2013 to increase the funded status of its pension plans. The Company does not expect to receive any refunds from its benefit plans during 2015.
In 2015, the Company expects to make employer pension contributions of approximately $19.6 million to its non-U.S. pension plan and employer contributions of approximately $0.7 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

12.	TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2014	2013	2012
United States	$33,157	$18,119	$32,296
Non-United States	411,847	384,590	350,305
Earnings before taxes	$445,004	$402,709	$382,601
The provisions for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2014:
United States federal	$—	$5,676	$5,676
State and local	1,372	527	1,899
Non-United States	92,358	6,830	99,188
Total	$93,730	$13,033	$106,763
Year ended December 31, 2013:
United States federal	$—	$8,249	$8,249
State and local	1,459	965	2,424
Non-United States	86,340	(398)	85,942
Total	$87,799	$8,816	$96,615
Year ended December 31, 2012:
United States federal	$—	$12,341	$12,341
State and local	1,372	87	1,459
Non-United States	84,962	(7,008)	77,954
Total	$86,334	$5,420	$91,754
The provisions for tax expense for the years ended December 31, 2014, 2013, and 2012 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2014	2013	2012
Expected tax	$155,751	$140,948	$133,910
United States state and local income taxes, net of federal income tax benefit	1,899	1,167	1,459
Change in valuation allowance	(172)	1,178	—
Non-United States income taxes at other than a 35% rate	(51,360)	(50,041)	(44,288)
Other, net	645	3,363	673
Total provision for taxes	$106,763	$96,615	$91,754

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31, 2014:

	2014	2013
Deferred tax assets:
Inventory	$27,164	$23,957
Accrued and other liabilities	84,521	74,755
Accrued post-retirement benefit and pension costs	68,709	48,296
Net operating loss and tax credit carryforwards	45,806	43,939
Other	9,044	12,832
Total deferred tax assets	235,244	203,779
Less valuation allowance	(36,263)	(31,697)
Total deferred tax assets less valuation allowance	198,981	172,082
Deferred tax liabilities:
Inventory	3,918	4,155
Property, plant, and equipment	47,547	51,763
Rainin intangibles amortization	65,409	59,889
Prepaid post-retirement benefit and pension costs	51,391	44,049
International earnings	13,506	10,838
Total deferred tax liabilities	181,771	170,694
Net deferred tax (liability) asset	$17,210	$1,388
A reconciliation of the beginning and end amounts of unrecognized tax benefits is as follows:

	2014	2013
Unrecognized tax benefits at beginning of year	$18,848	$17,780
Increases related to current tax positions	990	2,024
Increases related to prior year tax positions	1,944	1,137
Decreases related to prior year tax positions	—	(362)
Foreign currency translation (decreases) increases to prior year tax positions	(926)	101
Decreases relating to taxing authority settlements	(1,886)	(393)
Decreases resulting from a lapse of the applicable statute of limitations	(2,106)	(1,439)
Unrecognized tax benefits at end of year	$16,864	$18,848
Included in the balance of unrecognized tax benefits at December 31, 2014 and 2013 were $13.6 million and $15.5 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of both December 31, 2014 and 2013 was $1.6 million.
The Company believes that it is reasonably possible that the unrecognized tax benefit balance could change over the next twelve months, primarily related to potential disputes raised by the taxing authorities over income and expense recognition. The Company does not expect a change would have a material impact on its financial position, results of operations, or cash flows.
The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $4.6 million and $8.5 million increases in the total valuation allowance during 2014 and 2013, respectively, are primarily attributable to changes in the foreign tax credit carryforward and foreign currency fluctuation.
The deferred tax assets and valuation allowance as of December 31, 2014 do not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recorded. Shareholders' equity will be increased by $51.8 million if and when such tax assets are ultimately realized.
At December 31, 2014, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.
The Company plans to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently reinvested.
As of December 31, 2014, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2011, the United States after 2011, France after 2010, Switzerland after 2010, the United Kingdom after 2012, and China after 2011. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

13.	RESTRUCTURING CHARGES
During the past few years, we initiated additional cost reduction measures in response to global economic conditions. For the years ended December 31, 2014 and 2013, we have incurred $5.9 million and $19.8 million, respectively, of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the years ended December 31, 2014 and 2013 is as follows:

	Employee Related	Other	Total
Balance at December 31, 2012	11,655	290	11,945
Restructuring charges	15,196	4,634	19,830
Cash payments / utilization	(14,156)	(4,793)	(18,949)
Impact of foreign currency	359	—	359
Balance at December 31, 2013	13,054	131	13,185
Restructuring charges	4,669	1,246	5,915
Cash payments / utilization	(8,297)	(1,360)	(9,657)
Impact of foreign currency	(1,007)	—	(1,007)
Balance at December 31, 2014	$8,419	$17	$8,436

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

14.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of (gains) losses from foreign currency transactions, interest income and other items.

15.	COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2014:

2015	$30,745
2016	24,739
2017	15,620
2018	10,827
2019	8,010
Thereafter	13,595
Total	$103,536
Rent expense for operating leases amounted to $34.9 million, $37.0 million, and $36.7 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Legal
The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

16.	SEGMENT REPORTING
The Company has five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. U.S. Operations represent certain of the Company’s marketing and producing organizations located in the United States. Western European Operations include the Company’s marketing and producing organizations in Western Europe, excluding operations located in Switzerland. Swiss Operations include marketing and producing organizations located in Switzerland as well as extensive R&D operations that are responsible for the development, production, and marketing of precision instruments, including weighing, analytical, and measurement technologies for use in a variety of laboratory and industrial applications. Chinese Operations represent the Company’s marketing and producing organizations located in China. The Company’s market organizations are geographically focused and are responsible for all aspects of the Company’s sales and service. Operating segments that exist outside these reportable segments are included in Other.
The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment profit for segment reporting (gross profit less research and development and selling, general, and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net, and taxes). Inter-

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

segment sales and transfers are priced to reflect consideration of market conditions and the regulations of the countries in which the transferring entities are located.
The following tables show the operations of the Company’s operating segments:

For the Year Ended December 31, 2014	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$755,922	$90,463	$846,385	$134,045	$6,068	$1,294,037	$(6,627)	$308,861
Swiss Operations	137,231	461,171	598,402	170,764	6,621	1,018,941	(6,567)	21,873
Western European Operations	713,318	124,349	837,667	120,659	4,422	1,061,455	(5,581)	99,341
Chinese Operations	415,474	155,690	571,164	132,521	6,746	816,801	(19,793)	740
Other(a)	464,038	7,527	471,565	52,461	2,820	261,036	(3,315)	13,270
Eliminations and Corporate(b)	—	(839,200)	(839,200)	(103,579)	6,940	(2,443,160)	(47,505)	—
Total	$2,485,983	$—	$2,485,983	$506,871	$33,617	$2,009,110	$(89,388)	$444,085

For the Year Ended December 31, 2013	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$718,671	$83,182	$801,853	$137,837	$6,223	$1,242,501	$(6,297)	$307,933
Swiss Operations	132,240	435,904	568,144	147,990	6,576	1,090,353	(6,801)	24,288
Western European Operations	674,278	112,049	786,327	111,951	4,708	1,059,525	(6,096)	108,662
Chinese Operations	407,131	149,084	556,215	122,214	6,527	731,650	(6,200)	746
Other(a)	446,652	6,308	452,960	49,673	2,694	257,141	(7,172)	14,213
Eliminations and Corporate(b)	—	(786,527)	(786,527)	(96,773)	8,037	(2,228,351)	(49,783)	—
Total	$2,378,972	$—	$2,378,972	$472,892	$34,765	$2,152,819	$(82,349)	$455,842

For the Year Ended December 31, 2012	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$697,956	$80,164	$778,120	$138,894	$5,799	$1,128,902	$(10,988)	$307,933
Swiss Operations	124,362	406,485	530,847	127,011	7,194	922,620	(5,529)	23,684
Western European Operations	644,361	101,952	746,313	95,523	4,947	975,174	(5,504)	105,522
Chinese Operations	432,255	123,669	555,924	125,217	5,567	631,075	(9,872)	717
Other(a)	442,594	5,133	447,727	48,857	2,653	237,232	(5,542)	14,495
Eliminations and Corporate(b)	—	(717,403)	(717,403)	(91,003)	7,261	(1,872,715)	(58,153)	—
Total	$2,341,528	$—	$2,341,528	$444,499	$33,421	$2,022,288	$(95,588)	$452,351
_______________________________________

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia, and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit follows:

	2014	2013	2012
Earnings before taxes	$445,004	$402,709	$382,601
Amortization	29,185	24,539	21,357
Interest expense	24,537	22,711	22,764
Restructuring charges	5,915	19,830	16,687
Other charges (income), net	2,230	3,103	1,090
Segment profit	$506,871	$472,892	$444,499
During 2014, restructuring charges of $5.9 million were recognized, of which $2.0 million, $1.3 million, $0.7 million, $1.2 million, and $0.7 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $19.8 million were recognized in 2013, of which $1.7 million, $8.0 million, $7.7 million, $2.0 million, and $0.4 million relate to the Company's U.S., Swiss, Western European, Chinese, and Other Operations, respectively.
The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these customers account for more than 1% of net sales. Service revenues are primarily derived from repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance.
A breakdown of the Company's sales by product category for the years ended December 31 follows:

	2014	2013	2012
Laboratory	$1,161,207	$1,100,632	$1,071,299
Industrial	1,107,606	1,065,605	1,063,653
Retail	217,170	212,735	206,576
Total net sales	$2,485,983	$2,378,972	$2,341,528

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment, net for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2014	2013	2012	2014	2013
United States	$708,293	$665,365	$643,902	$128,125	$133,323
Other Americas	166,150	167,647	161,853	4,110	4,831
Total Americas	874,443	833,012	805,755	132,235	138,154
Germany	204,747	195,521	183,859	32,984	29,008
France	127,363	122,658	123,007	5,802	6,737
United Kingdom	77,271	65,922	62,389	6,112	6,001
Switzerland	71,347	74,574	65,430	235,593	243,697
Other Europe	398,645	377,353	355,266	6,983	7,936
Total Europe	879,373	836,028	789,951	287,474	293,379
China	404,293	396,620	422,894	83,412	74,546
Rest of World	327,874	313,312	322,928	8,341	8,359
Total Asia/Rest of World	732,167	709,932	745,822	91,753	82,905
Total	$2,485,983	$2,378,972	$2,341,528	$511,462	$514,438

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2014 and 2013 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$550,621	$608,834	$629,100	$697,428
Gross profit	292,641	328,176	343,551	394,382
Net earnings	$58,051	$74,022	$84,996	$121,172
Basic earnings per common share:
Net earnings	$1.98	$2.55	$2.96	$4.27
Weighted average number of common shares	29,370,232	29,074,695	28,732,152	28,398,579
Diluted earnings per common share:
Net earnings	$1.93	$2.49	$2.89	$4.17
Weighted average number of common and common equivalent shares	30,088,245	29,750,815	29,408,614	29,045,269
Market price per share:
High	$255.85	$253.18	$272.84	$305.89
Low	$231.19	$223.80	$249.99	$233.85
2013
Net sales	$524,355	$578,680	$591,687	$684,250
Gross profit	279,158	308,843	318,573	375,357
Net earnings	$52,544	$69,062	$74,326	$110,162
Basic earnings per common share:
Net earnings	$1.73	$2.29	$2.49	$3.72
Weighted average number of common shares	30,299,569	30,119,889	29,818,218	29,596,949
Diluted earnings per common share:
Net earnings	$1.69	$2.24	$2.43	$3.63
Weighted average number of common and common equivalent shares	31,101,979	30,849,934	30,579,954	30,366,603
Market price per share:
High	$221.56	$228.00	$242.56	$253.27
Low	$196.72	$197.91	$205.55	$233.71

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Accounts receivable — allowance for doubtful accounts:
Year ended December 31, 2014	$14,856	$2,453	$(784)	$564	$15,961
Year ended December 31, 2013	$14,120	$1,775	$115	$1,154	$14,856
Year ended December 31, 2012	$12,317	$2,106	$267	$570	$14,120
Deferred tax valuation allowance:
Year ended December 31, 2014	$31,697	$—	$5,191	$625	$36,263
Year ended December 31, 2013	$23,177	$—	$10,131	$1,611	$31,697
Year ended December 31, 2012	$34,738	$—	$4,764	$16,325	$23,177
_______________________________________
Note (A)
For accounts receivable, amounts comprise currency translation adjustments.
For deferred tax valuation allowance in 2014, 2013, and 2012, amounts relate primarily to changes in foreign tax credit carryforwards and foreign currency differences recorded through other comprehensive income.
Note (B)
For accounts receivable, amounts represent excess of uncollectible balances written off over recoveries of accounts previously written off.
For deferred tax valuation allowance, the decrease in 2014 and 2013 relates primarily to decreases in foreign tax loss carryforwards, while in 2012 the reduction relates primarily to a decrease of recorded foreign tax credit and research and development tax credits.

S- 1