Form 10-Q
period 2015-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2015-05-08
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 27,967.56 shares of Common Stock outstanding at March 31, 2015.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2015 and 2014
(In thousands, except share data)
(unaudited)

	March 31, 2015	March 31, 2014
Net sales
Products	$412,904	$422,148
Service	122,797	128,473
Total net sales	535,701	550,621
Cost of sales
Products	164,666	181,450
Service	72,230	76,530
Gross profit	298,805	292,641
Research and development	28,461	29,497
Selling, general and administrative	173,038	172,191
Amortization	7,528	7,094
Interest expense	6,725	5,666
Restructuring charges	907	1,492
Other charges (income), net	(817)	317
Earnings before taxes	82,963	76,384
Provision for taxes	19,912	18,333
Net earnings	$63,051	$58,051

Basic earnings per common share:
Net earnings	$2.24	$1.98
Weighted average number of common shares	28,115,220	29,370,232

Diluted earnings per common share:
Net earnings	$2.19	$1.93
Weighted average number of common and common equivalent shares	28,762,935	30,088,245

Comprehensive income, net of tax (Note 8)	$56,795	$59,904

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2015 and December 31, 2014
(In thousands, except share data)
(unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$75,359	$85,263
Trade accounts receivable, less allowances of $15,190 at March 31, 2015
and $15,961 at December 31, 2014	382,385	435,648
Inventories	218,663	204,531
Current deferred tax assets, net	62,802	62,341
Other current assets and prepaid expenses	75,641	61,647
Total current assets	814,850	849,430
Property, plant and equipment, net	510,518	511,462
Goodwill	437,704	444,085
Other intangible assets, net	110,476	112,784
Non-current deferred tax assets, net	26,625	30,273
Other non-current assets	75,492	61,076
Total assets	$1,975,665	$2,009,110
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$131,667	$145,896
Accrued and other liabilities	123,341	120,530
Accrued compensation and related items	89,274	136,107
Deferred revenue and customer prepayments	98,369	82,219
Taxes payable	57,084	59,297
Current deferred tax liabilities	23,275	18,677
Short-term borrowings and current maturities of long-term debt	114,693	116,164
Total current liabilities	637,703	678,890
Long-term debt	409,179	335,790
Non-current deferred tax liabilities	60,636	56,727
Other non-current liabilities	202,019	218,108
Total liabilities	1,309,537	1,289,515
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;	448	448
issued 44,786,011 and 44,786,011 shares; outstanding 27,967,560 and 28,243,007 shares at March 31, 2015 and December 31, 2014, respectively
Additional paid-in capital	674,355	670,418
Treasury stock at cost (16,818,451 shares at March 31, 2015 and 16,543,004 shares at	(2,205,272)	(2,095,656)
December 31, 2014)
Retained earnings	2,415,802	2,357,334
Accumulated other comprehensive loss	(219,205)	(212,949)
Total shareholders’ equity	666,128	719,595
Total liabilities and shareholders’ equity	$1,975,665	$2,009,110

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2015 and twelve months ended December 31, 2014
(In thousands, except share data)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted
stock units	373,431	—	—	39,374	(18,327)	—	21,047
Repurchases of common stock	(1,617,499)	—	—	(414,000)	—	—	(414,000)
Tax benefit resulting from exercise of certain
employee stock options	—	—	3,557	—	—	—	3,557
Share-based compensation	—	—	13,611	—	—	—	13,611
Net earnings	—	—	—	—	338,241	—	338,241
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(177,913)	(177,913)
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted
stock units	125,398	—	—	14,129	(4,583)	—	9,546
Repurchases of common stock	(400,845)	—	—	(123,745)	—	—	(123,745)
Tax benefit resulting from exercise of certain employee stock options	—	—	441	—	—	—	441
Share-based compensation	—	—	3,496	—	—	—	3,496
Net earnings	—	—	—	—	63,051	—	63,051
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(6,256)	(6,256)
Balance at March 31, 2015	27,967,560	$448	$674,355	$(2,205,272)	$2,415,802	$(219,205)	$666,128

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2015 and 2014
(In thousands)
(unaudited)

	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net earnings	$63,051	$58,051
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,301	8,420
Amortization	7,528	7,094
Deferred tax benefit	(1,670)	(695)
Excess tax benefits from share-based payment arrangements	(441)	(4,495)
Share-based compensation	3,496	3,201
Other	(16)	37
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	38,179	41,500
Inventories	(17,703)	(13,543)
Other current assets	183	511
Trade accounts payable	(13,927)	(26,550)
Taxes payable	(2,685)	(10,436)
Accruals and other	(25,700)	(20,250)
Net cash provided by operating activities	58,596	42,845
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	42	189
Purchase of property, plant and equipment	(18,539)	(16,716)
Acquisitions	(200)	(391)
Net hedging settlements on intercompany loans	(8,384)	(235)
Net cash used in investing activities	(27,081)	(17,153)
Cash flows from financing activities:
Proceeds from borrowings	150,996	145,879
Repayments of borrowings	(77,486)	(93,229)
Proceeds from stock option exercises	9,546	3,450
Repurchases of common stock	(123,745)	(82,498)
Excess tax benefits from share-based payment arrangements	441	4,495
Net cash used in financing activities	(40,248)	(21,903)

Effect of exchange rate changes on cash and cash equivalents	(1,171)	141

Net increase (decrease) in cash and cash equivalents	(9,904)	3,930

Cash and cash equivalents:
Beginning of period	85,263	111,874
End of period	$75,359	$115,804

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
At March 31, 2015 – Unaudited (Continued)
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
Inventories consisted of the following:

	March 31, 2015	December 31, 2014
Raw materials and parts	$100,936	$97,969
Work-in-progress	43,144	34,973
Finished goods	74,583	71,589
	$218,663	$204,531
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair value the asset is less than its carrying amount.
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
Other intangible assets consisted of the following:

	March 31, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$96,967	$(28,258)	$68,709	$98,325	$(28,159)	$70,166
Proven technology and patents	45,546	(31,127)	14,419	45,588	(30,761)	14,827
Tradename (finite life)	4,115	(1,953)	2,162	4,140	(1,786)	2,354
Tradename (indefinite life)	24,810	—	24,810	24,947	—	24,947
Other	1,550	(1,174)	376	1,573	(1,083)	490
	$172,988	$(62,512)	$110,476	$174,573	$(61,789)	$112,784
The Company recognized amortization expense associated with the above intangible assets of $1.6 million for both the three months ended March 31, 2015 and 2014, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.0 million

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

for 2015, $5.6 million for 2016, $5.3 million for 2017, $5.0 million for 2018, $4.7 million for 2019 and $4.5 million for 2020. Purchased intangible amortization was $1.5 million, $1.0 million after tax and $1.3 million, $0.9 million after tax for the three months ended March 31, 2015 and 2014.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $5.9 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively.
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
At March 31, 2015 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.5 million and $3.2 million of share-based compensation expense for the three months ended March 31, 2015 and 2014, respectively.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

3.	FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. As also mentioned in Note 6, the Company will designate its euro denominated debt as a hedge of a portion of its net investment in euro-denominated foreign operations. For additional disclosures on the fair value of financial instruments, also see Note 4 to the interim consolidated financial statements.
Cash Flow Hedges
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The notional amount of foreign currency forward contracts outstanding at March 31, 2015 were $72.6 million (Euro 66.7 million) for contracts that mature in 2015 and $72.4 million (Euro 66.5 million) for contracts that mature in 2016. The notional amount of foreign currency forward contracts outstanding at December 31, 2014 was $87 million (Euro 71.5 million) for contracts that mature in 2015. The amount recognized in other comprehensive income (loss) during the three months period ended March 31, 2015 and 2014 was a gain of $22.8 million and a gain of $0.3 million, respectively.
The Company has an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24%. The swap began in October 2010 and matures in October 2015.
In June 2013, the Company entered into a forward-starting interest rate swap agreement, designated as a cash flow hedge. The agreement will change the floating rate LIBOR-based interest

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015.
In March 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement will change the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in February 2017.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively, and disclosed in Note 5 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 8 to the consolidated financial statements. A derivative gain of $9.0 million based upon interest rates and foreign currency rates at March 31, 2015, is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through March 31, 2015, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2015 and December 31, 2014, respectively, disclosed in Note 4 to the consolidated financial statements. The Company recognized in other charges (income), a net loss of $9.3 million and $0.2 million during the three months ended March 31, 2015 and 2014, respectively, which was primarily offset by the underlying transaction gains on the related intercompany balances. At March 31, 2015 and December 31, 2014, these contracts had a notional value of $286.9 million and $325.4 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At March 31, 2015 and December 31, 2014, the Company had derivative assets totaling $23.3 million and $2.2 million, respectively, and derivative liabilities totaling $7.4 million and $5.6 million, respectively. The fair values of the interest rate swap agreement, foreign currency forward contracts designated as cash flow hedges, and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2015 and December 31, 2014.
At March 31, 2015 and December 31, 2014, the Company had $12.2 million and $14.2 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $14.2 million and $17.8 million as March 31, 2015 and December 31, 2014, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014:

	March 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$12,167	$—	$12,167	$—	$14,188	$—	$14,188	$—
Foreign currency forward contracts designated as cash flow hedge	20,293	—	20,293	—	567	—	567	—
Foreign currency forward contracts not designated as hedging instruments	3,037	—	3,037	—	1,611	—	1,611	—
Total	$35,497	$—	$35,497	$—	$16,366	$—	$16,366	$—

Liabilities:
Interest rate swap agreements	$5,162	$—	$5,162	$—	$3,768	$—	$3,768	$—
Foreign currency forward contracts not designated as hedging instruments	2,197	—	2,197	—	1,799	—	1,799	—
Total	$7,359	$—	$7,359	$—	$5,567	$—	$5,567	$—

5.	INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 24% for each of the three month periods ended March 31, 2015 and 2014.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.	DEBT
Debt consisted of the following at March 31, 2015:

	March 31, 2015
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	173,170	11,009	184,179
Other local arrangements	—	14,693	14,693
Total debt	498,170	25,702	523,872
Less: current portion	(100,000)	(14,693)	(114,693)
Total long-term debt	$398,170	$11,009	$409,179
As of March 31, 2015, the Company had $611.4 million of availability remaining under the credit agreement.

In March 2015, the Company entered into an agreement to issue and sell Euro 125 million of fifteen-year Senior Notes in a private placement. The Company will issue the Euro 125 million with a fixed interest rate of 1.47% ("1.47% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company and will mature in June 2030. The Company will designate the 1.47% Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate will be recorded as foreign currency translation adjustments within other comprehensive income (loss).

Interest on the 1.47% Senior Notes is payable in June and December of each year, beginning in December 2015. The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus in some instances, a "make-whole" prepayment premium and a swap related currency loss.

The Senior Notes contain customary affirmative and negative covenants for agreements of this type that are substantially similar to those contained in the previously issued debt of the Company. The Senior Notes also contain customary events of default with customary grace periods, as applicable.

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a $3 billion share repurchase program, of which there were $354.6 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 23.5 million shares since the inception of the program through March 31, 2015. During the three months ended March 31, 2015 and 2014, the Company spent $123.7 million and $82.5 million on the repurchase of 400,845 shares and 336,188 shares at an average price per

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

share of $308.69 and $245.37, respectively. The Company reissued 125,398 shares and 69,442 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2015 and 2014, respectively.

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the periods ended March 31, 2015 and 2014:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2014	$(4,960)	$(1,944)	$(206,045)	$(212,949)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	18,359	—	18,359
Foreign currency translation adjustment	(25,941)	(1,547)	2,337	(25,151)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(1,987)	2,523	536
Net change in other comprehensive income (loss), net of tax	(25,941)	14,825	4,860	(6,256)
Balance at March 31, 2015	$(30,901)	$12,881	$(201,185)	$(219,205)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(281)	—	(281)
Foreign currency translation adjustment	1,345	43	(90)	1,298
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	440	396	836
Net change in other comprehensive income (loss), net of tax	1,345	202	306	1,853
Balance at March 31, 2014	$79,260	$(2,231)	$(110,212)	$(33,183)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income for the three months ended March 31:

	2015	2014
	Amount Recognized From Accumulated Other Comprehensive Income (Loss)		Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$765	$768	Interest expense
Foreign currency forward contracts	(3,091)	(41)	Cost of sales - products
Total before taxes	(2,326)	727
Provision for taxes	(339)	287	Provision for taxes
Total, net of taxes	$(1,987)	$440

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$3,441	$712	(a)
Provision for taxes	918	316	Provision for taxes
Total, net of taxes	$2,523	$396

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three months ended March 31, 2015 and 2014.

Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2015	March 31, 2014
Net earnings	$63,051	$58,051
Other comprehensive income (loss), net of tax	(6,256)	$1,853
Comprehensive income (loss), net of tax	$56,795	$59,904

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, relating to outstanding stock options and restricted stock units:

	2015	2014
Three months ended	647,715	718,013
Outstanding options and restricted stock units to purchase or receive 198,508 and 147,159 shares of common stock for the three months ended March 31, 2015 and 2014, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost, net	$209	$223	$4,745	$3,962	$—	$43	$4,954	$4,228
Interest cost on projected benefit obligations	1,608	1,599	3,554	5,483	35	60	5,197	7,142
Expected return on plan assets	(2,394)	(2,137)	(9,299)	(9,544)	—	—	(11,693)	(11,681)
Recognition of prior service cost	—	—	(973)	(1,040)	(469)	(195)	(1,442)	(1,235)
Recognition of actuarial losses/(gains)	1,907	1,200	3,819	1,106	(843)	(359)	4,883	1,947
Net periodic pension cost/(credit)	$1,330	$885	$1,846	$(33)	$(1,277)	$(451)	$1,899	$401

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, the Company expects to make employer contributions of approximately $19.6 million to its non-U.S. pension plan and employer contributions of approximately $0.7 million to its U.S. post-retirement medical plan during the year ended December 31, 2015. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
For the three months ending March 31, 2015, the Company incurred $0.9 million of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2015 is as follows:

Total
Balance at December 31, 2014	8,436
Restructuring charges	907
Cash payments / utilization	(806)
Impact of foreign currency	(625)
Balance at March 31, 2015	7,912

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and hedging activity, and other items.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

13.	SEGMENT REPORTING
As disclosed in Note 16 to the Company's consolidated financial statements for the year ending December 31, 2014, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2015	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$178,220	$18,292	$196,512	$24,226	$308,863
Swiss Operations	31,224	99,783	131,007	36,570	22,507
Western European Operations	142,076	27,361	169,437	20,341	92,430
Chinese Operations	86,449	43,505	129,954	33,236	744
Other (a)	97,732	1,357	99,089	8,982	13,160
Eliminations and Corporate (b)	—	(190,298)	(190,298)	(26,049)	—
Total	$535,701	$—	$535,701	$97,306	$437,704

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2014	Customers	Segments	Sales	Profit (c)	Goodwill
U.S. Operations	$163,994	$20,775	$184,769	$21,637	$307,933
Swiss Operations	33,006	108,225	141,231	32,228	24,420
Western European Operations	160,567	29,438	190,005	20,876	109,056
Chinese Operations	91,621	35,544	127,165	31,796	738
Other (a)	101,433	1,135	102,568	9,159	14,795
Eliminations and Corporate (b)	—	(195,117)	(195,117)	(24,743)	—
Total	$550,621	$—	$550,621	$90,953	$456,942

(a)	Other includes reporting units in Eastern Europe, Latin America, East Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	2014 Segment profit for the U.S., Swiss, and China operations has been reclassified to conform to current period presentation related to certain inter-segment transactions.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Earnings before taxes	$82,963	$76,384
Amortization	7,528	7,094
Interest expense	6,725	5,666
Restructuring charges	907	1,492
Other charges (income), net	(817)	317
Segment profit	$97,306	$90,953

During the three months ended March 31, 2015, restructuring charges of $0.9 million were recognized, of which $0.7 million, $0.1 million and $0.3 million related to the Company's Swiss, Chinese and Other operations, respectively offset by a credit of $0.2 million related to the Company’s Western operations. Restructuring charges of $1.5 million were recognized during the three months ended March 31, 2014, of which $0.6 million, $0.3 million, $0.1 million, $0.2 million, and $0.3 million related to the Company’s U.S., Swiss, Western European, China and Other operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2015 and 2014 (amounts in thousands).

	Three months ended March 31,
	2015		2014
	(unaudited)%		(unaudited)%
Net sales	$535,701	100.0	$550,621	100.0
Cost of sales	236,896	44.2	257,980	46.9
Gross profit	298,805	55.8	292,641	53.1
Research and development	28,461	5.3	29,497	5.4
Selling, general and administrative	173,038	32.3	172,191	31.3
Amortization	7,528	1.4	7,094	1.3
Interest expense	6,725	1.3	5,666	1.0
Restructuring charges	907	0.2	1,492	0.3
Other charges (income), net	(817)	(0.2)	317	—
Earnings before taxes	82,963	15.5	76,384	13.8
Provision for taxes	19,912	3.7	18,333	3.3
Net earnings	$63,051	11.8	$58,051	10.5

Net sales
Net sales were $535.7 million for the three months ended March 31, 2015, compared to $550.6 million for the corresponding period in 2014. This represents a decrease in U.S. dollars of 3%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 5% for the three months ended March 31, 2015. Market conditions were particularly strong in the United States offset in part by unfavorable market conditions in our Chinese industrial business. We remain cautious about our sales growth outlook as global market conditions remain uncertain and certain emerging markets (including China and Russia) remain weak.

Net sales by geographic destination for the three months ended March 31, 2015, in U.S. dollars increased 6% in the Americas, 1% in Asia/Rest of World, and decreased 14% in Europe. In local currencies, our net sales by geographic destination increased 7% in the Americas, 2% in Europe, and 5% in Asia/Rest of World. Net sales in Europe and Asia/Rest of World were reduced by volume declines in Russia and our Chinese industrial business, respectively, due to unfavorable market conditions. A discussion of sales by operating segment is included below.
As described in Note 16 to our consolidated financial statements for the year ended December 31, 2014, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 2% in U.S. dollars and increased 5% in local currency for the three months ended March 31, 2015 compared to the prior period. Service revenue (including spare parts) decreased 4% in U.S. dollars and increased 4% in local currency during the three months ended March 31, 2015 compared to the corresponding period in 2014.
Net sales of our laboratory-related products, which represented approximately 49% of our total net sales for the three months ended March 31, 2015, increased 1% in U.S. dollars and 8% in local currencies during the three months ended March 31, 2015 was driven by strong volume and favorable price realization in most product categories, including particularly strong growth in process analytics, analytical instruments, and pipettes.
Net sales of our industrial-related products, which represented approximately 43% of our total net sales for the three months ended March 31, 2015, decreased 6% in U.S. dollars and increased 1% in local currencies during the three months ended March 31, 2015. The local currency increase in net sales of our industrial-related products includes strong growth in product inspection and core-industrial products in the Americas due to increased volume and favorable price realization during the three months ended March 31, 2015. These results were offset by sales volume declines in China and Russia. Overall Chinese market conditions for our industrial products remain weak and the timing of a recovery is uncertain.
Net sales in our food retailing markets, which represented approximately 8% of our total net sales for the three months ended March 31, 2015, decreased 4% in U.S. dollars and increased 5% in local currencies during the three months ended March 31, 2015, with particularly strong volume growth in Asia/Rest of World offset in part by reduced net sales in the Americas due to the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 55.8% for the three months ended March 31, 2015 compared to 53.1% for the corresponding period in 2014.
Gross profit as a percentage of net sales for products was 60.1% and 57.0% for the three month periods ended March 31, 2015 and 2014.
Gross profit as a percentage of net sales for services (including spare parts) was 41.2% for the three months ended March 31, 2015 compared to 40.4% for the corresponding period in 2014.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2015 includes the benefit of hedging gains and currency translation, favorable price realization, increased sales volume, reduced material costs, and favorable business mix, offset in part by investments in our field service organization.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.3% for the three months ended March 31, 2015 compared to 5.4% for the corresponding period during 2014. Research and development expenses decreased 4% in U.S. dollars and increased 2% in local currencies, during the three months ended March 31, 2015 compared to the corresponding period in 2014 relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 32.3% for the three months ended March 31, 2015 compared to 31.3% in the corresponding period during 2014. Selling, general and administrative expenses were flat in U.S. dollars and increased 8% in local currencies, during the three months ended March 31, 2015 compared to the corresponding period in 2014. The increase includes additional investments in our field sales organization, increased cash incentive compensation and higher employee benefit costs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $7.5 million for the three months ended March 31, 2015 and $7.1 million for the corresponding period in 2014.
Interest expense was $6.7 million for the three months ended March 31, 2015 and $5.7 million for the corresponding period in 2014. The increase in interest expense for the three month period ended March 31, 2015 is primarily a result of an increase in average borrowings.
Other charges (income), net consists primarily of (gains) losses from foreign currency transactions, interest income and other items.
The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three month periods ended March 31, 2015 and 2014. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 16 to our consolidated financial statements for the year ended December 31, 2014.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2015	2014	%
Total net sales	$196,512	$184,769	6%
Net sales to external customers	$178,220	$163,994	9%
Segment profit	$24,226	$21,637	12%

Total net sales and net sales to external customers increased 6% and 9%, respectively for the three months ended March 31, 2015 compared with the corresponding period in 2014. The increase in total net sales and net sales to external customers for the three months ended March 31, 2015 reflects strong growth in most product categories with particularly strong sales growth in pipettes and analytical instruments.
Segment profit increased $2.6 million for the three months ended March 31, 2015 compared to the corresponding period in 2014 primarily due to increased net sales, offset in part by increased sales and service investments and higher cash incentive expense.

Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2015	2014	%1)
Total net sales	$131,007	$141,231	(7)%
Net sales to external customers	$31,224	$33,006	(5)%
Segment profit	$36,570	$32,228	13%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 7% in U.S. dollars and 1% in local currency for the three months ended March 31, 2015 compared to the corresponding period in 2014. Net sales to external customers decreased 5% in U.S. dollars and 1% in local currency during the three months ended March 31, 2015 compared to the corresponding period in 2014. The decrease in local currency net sales to external customers for the three month period ended March 31, 2015 primarily related to soft market conditions.

Segment profit increased $4.3 million for the three month period ended March 31, 2015 compared to the corresponding period in 2014. Segment profit during the three months ended March 31, 2015 includes the benefit of currency hedging, the impact of favorable inter-segment price realization and reduced material costs, offset in part by unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2015	2014	%1)
Total net sales	$169,437	$190,005	(11)%
Net sales to external customers	$142,076	$160,567	(12)%
Segment profit	$20,341	$20,876	(3)%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 11% in U.S. dollars and increased 7% in local currencies during the three month period ended March 31, 2015 compared to the corresponding period in 2014. Net sales to external customers decreased 12% in U.S. dollars and increased 7% in local currencies during the three month period ended March 31, 2015 compared to the corresponding period in 2014. Local currency total net sales and net sales to external customers for the three months ended March 31, 2015 increased in most product categories with particularly strong sales growth in analytical instruments, process analytics, and product inspection.

Segment profit decreased $0.5 million for the three month period ended March 31, 2015 compared to the corresponding period in 2014 primarily due to increased sales and service investments and unfavorable foreign currency translation, offset in part by increased total net sales in local currencies.
Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2015	2014	%1)
Total net sales	$129,954	$127,165	2%
Net sales to external customers	$86,449	$91,621	(6)%
Segment profit	$33,236	$31,796	5%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 2% in U.S. dollars and 3% in local currency during the three months ended March 31, 2015 compared to the corresponding period in 2014. Net sales to external customers decreased 6% in U.S. dollars and 5% in local currency during the three months ended

March 31, 2015 as compared to the corresponding period in 2014. The decrease in net sales to external customers during the three months ended March 31, 2015 reflects a sales volume decline in industrial-related products, offset in part by strong growth in laboratory-related products and food retailing. Chinese market conditions for our industrial-related products remain weak and the timing of a recovery is unclear.

Segment profit increased $1.4 million for the three month period ended March 31, 2015 compared to the corresponding period in 2014. The increase in segment profit for the three month period ended March 31, 2015 includes increased inter-segment net sales, favorable price realization, positive business mix, and reduced material costs, offset in part by a reduction in net sales to external customers.
Other (amounts in thousands)

	Three months ended March 31,
	2015	2014	%1)
Total net sales	$99,089	$102,568	(3)%
Net sales to external customers	$97,732	$101,433	(4)%
Segment profit	$8,982	$9,159	(2)%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 3% in U.S. dollars and increased 5% in local currencies during the three month period ended March 31, 2015 compared to the corresponding period in 2014. Net sales to external customers decreased 4% in U.S. dollars and increased 5% in local currency during the three month period ended March 31, 2015 compared to the corresponding period in 2014. The increase in local currencies total net sales and net sales to external customers includes particularly strong volume growth and increased price realization in Southeast Asia and Australia, offset in part by a significant sales volume decline in Russia.

Segment profit decreased $0.2 million for the three months ended March 31, 2015 compared to the corresponding period in 2014. The decrease in segment profit is primarily due to unfavorable currency and increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $58.6 million during the three months ended March 31, 2015, compared to $42.8 million in the corresponding period in 2014. The increase in 2015 includes the increase in net earnings. Working capital changes were flat during the three months ended March 31, 2015 as compared to the prior year period, and include increased cash incentive payments of approximately $14 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $18.5 million for the three months ended March 31, 2015 compared to $16.7 million in the corresponding period in 2014.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of March 31, 2015, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2015:

	March 31, 2015
	U.S. Dollar	Other Principal Trading Currencies	Total
6.30% $100 million Senior Notes due June 25, 2015	$100,000	$—	$100,000
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
Credit agreement	173,170	11,009	184,179
Other local arrangements	—	14,693	14,693
Total debt	498,170	25,702	523,872
Less: current portion	(100,000)	(14,693)	(114,693)
Total long-term debt	$398,170	$11,009	$409,179

As of March 31, 2015, approximately $611.4 million was available under our credit agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

In March 2015, we entered into an agreement to issue and sell Euro 125 million of fifteen-year Senior Notes in a private placement. We will issue the Euro 125 million with a fixed interest rate of 1.47% ("1.47% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company and will mature in June 2030.

Interest on the 1.47% Senior Notes is payable in June and December of each year, beginning in December 2015. We may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus in some instances, a "make-whole" prepayment premium and a swap related currency loss.

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

Share Repurchase Program
We have a $3 billion share repurchase program, of which there were $354.6 million of remaining common shares authorized to be repurchased under the program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 23.5 million shares since the inception of the program through March 31, 2015. During the three months ended March 31, 2015 and 2014, we spent $123.7 million and $82.5 million on the repurchase of 400,845 shares and 336,188 shares at an average price per share of $308.69 and $245.37, respectively. We reissued 125,398 shares and 69,442 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2015 and 2014, respectively.
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

We entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts at March 31, 2015 is Euro 67 million and 1.20 for contracts that mature in 2015, and Euro 67 million and 1.19 for contracts that mature in 2016, respectively. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro which was abandoned in January 2015 after we entered into the previously mentioned foreign currency forward contracts. The Swiss National Bank's abandonment of the euro exchange rate floor resulted in an immediate strengthening of the Swiss franc against the euro and U.S. dollar. Absent these forward currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.1 million to $1.3 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.5 million to $0.7 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2015, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $2.9 million in the reported U.S. dollar value of our debt.

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, to ASC 835-30 "Interest - Imputation of Interest." ASU 2015-03 will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance becomes effective for financial statements issued for fiscal years beginning January 1, 2016, and interim periods within fiscal years beginning January 1, 2017, with early adoption permitted. We are currently evaluating the impact the adoption of this guidance but does not believe it will have a material impact on the consolidated financial position of the Company.
In May 2014, the FASB issued ASU 2014-09, to ASC 606 "Revenue from Contracts with Customers." ASU 2014-09 provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance becomes effective for the year beginning January 1, 2017. The FASB has proposed delaying this standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. We are currently evaluating the impact the adoption of this guidance will have on the consolidated results of operations, financial position, and disclosures.

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
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2015, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2015 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2015	115,772	$297.45	115,772	$443,937
February 1 to February 28, 2015	131,194	$307.88	131,194	$403,543
March 1 to March 31, 2015	153,879	$317.85	153,879	$354,630
Total	400,845	$308.69	400,845	$354,630

The Company has a share repurchase program, of which there is $354.6 million remaining to repurchase common shares as of March 31, 2015. We have purchased 23.5 million shares since the inception of the program through March 31, 2015.
During the three months ended March 31, 2015 and 2014, we spent $123.7 million and $82.5 million on the repurchase of 400,845 and 336,188 shares at an average price per share of $308.69 and $245.37, respectively. We reissued 125,398 shares and 69,442 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2015 and 2014, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	May 8, 2015	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith