Form 10-Q
period 2015-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2015-07-31
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 27,699,352 shares of Common Stock outstanding at June 30, 2015.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2015 and 2014
(In thousands, except share data)
(unaudited)

	June 30, 2015	June 30, 2014
Net sales
Products	$449,702	$468,678
Service	132,355	140,156
Total net sales	582,057	608,834
Cost of sales
Products	183,127	199,711
Service	76,018	80,947
Gross profit	322,912	328,176
Research and development	29,794	32,125
Selling, general and administrative	174,808	183,103
Amortization	7,634	7,283
Interest expense	6,942	5,956
Restructuring charges	1,720	1,905
Other charges (income), net	(33)	406
Earnings before taxes	102,047	97,398
Provision for taxes	24,490	23,376
Net earnings	$77,557	$74,022

Basic earnings per common share:
Net earnings	$2.79	$2.55
Weighted average number of common shares	27,843,905	29,074,695

Diluted earnings per common share:
Net earnings	$2.73	$2.49
Weighted average number of common and common equivalent shares	28,460,336	29,750,815

Comprehensive income, net of tax (Note 8)	$99,337	$71,631

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2015 and 2014
(In thousands, except share data)
(unaudited)

	June 30, 2015	June 30, 2014
Net sales
Products	$862,606	$890,826
Service	255,152	268,629
Total net sales	1,117,758	1,159,455
Cost of sales
Products	347,793	381,161
Service	148,248	157,477
Gross profit	621,717	620,817
Research and development	58,255	61,622
Selling, general and administrative	347,846	355,294
Amortization	15,162	14,377
Interest expense	13,667	11,622
Restructuring charges	2,627	3,397
Other charges (income), net	(850)	723
Earnings before taxes	185,010	173,782
Provision for taxes	44,402	41,709
Net earnings	$140,608	$132,073

Basic earnings per common share:
Net earnings	$5.03	$4.52
Weighted average number of common shares	27,978,814	29,221,647

Diluted earnings per common share:
Net earnings	$4.91	$4.41
Weighted average number of common and common equivalent shares	28,611,637	29,918,456

Comprehensive income, net of tax (Note 8)	$156,132	$131,536

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2015 and December 31, 2014
(In thousands, except share data)
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$149,309	$85,263
Trade accounts receivable, less allowances of $15,477 at June 30, 2015
and $15,961 at December 31, 2014	402,404	435,648
Inventories	223,275	204,531
Current deferred tax assets, net	63,038	62,341
Other current assets and prepaid expenses	74,638	61,647
Total current assets	912,664	849,430
Property, plant and equipment, net	522,195	511,462
Goodwill	442,482	444,085
Other intangible assets, net	109,656	112,784
Non-current deferred tax assets, net	27,237	30,273
Other non-current assets	82,715	61,076
Total assets	$2,096,949	$2,009,110
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$138,589	$145,896
Accrued and other liabilities	122,057	120,530
Accrued compensation and related items	104,703	136,107
Deferred revenue and customer prepayments	98,113	82,219
Taxes payable	69,156	59,297
Current deferred tax liabilities	23,569	18,677
Short-term borrowings and current maturities of long-term debt	23,353	116,164
Total current liabilities	579,540	678,890
Long-term debt	605,141	335,790
Non-current deferred tax liabilities	55,198	56,727
Other non-current liabilities	202,819	218,108
Total liabilities	1,442,698	1,289,515
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 27,699,352 and 28,243,007
shares at June 30, 2015 and December 31, 2014, respectively	448	448
Additional paid-in capital	678,677	670,418
Treasury stock at cost (17,086,659 shares at June 30, 2015 and 16,543,004 shares at December 31, 2014)	(2,316,441)	(2,095,656)
Retained earnings	2,488,992	2,357,334
Accumulated other comprehensive income (loss)	(197,425)	(212,949)
Total shareholders’ equity	654,251	719,595
Total liabilities and shareholders’ equity	$2,096,949	$2,009,110

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2015 and twelve months ended December 31, 2014
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted
stock units	373,431	—	—	39,374	(18,327)	—	21,047
Repurchases of common stock	(1,617,499)	—	—	(414,000)	—	—	(414,000)
Tax benefit resulting from exercise of
certain employee stock options	—	—	3,557	—	—	—	3,557
Share-based compensation	—	—	13,611	—	—	—	13,611
Net earnings	—	—	—	—	338,241	—	338,241
Other comprehensive income (loss),
net of tax	—	—	—	—	—	(177,913)	(177,913)
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted
stock units	233,593	—	—	26,688	(8,950)	—	17,738
Repurchases of common stock	(777,248)	—	—	(247,473)	—	—	(247,473)
Tax benefit resulting from exercise of
certain employee stock options	—	—	1,278	—	—	—	1,278
Share-based compensation	—	—	6,981	—	—	—	6,981
Net earnings	—	—	—	—	140,608	—	140,608
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	15,524	15,524
Balance at June 30, 2015	27,699,352	$448	$678,677	$(2,316,441)	$2,488,992	$(197,425)	$654,251

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2015 and 2014
(In thousands)
(unaudited)

	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net earnings	$140,608	$132,073
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,658	16,874
Amortization	15,162	14,377
Deferred tax benefit	(2,681)	(3,442)
Excess tax benefits from share-based payment arrangements	(1,278)	(9,569)
Share-based compensation	6,981	6,503
Other	89	74
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	21,764	39,967
Inventories	(18,659)	(13,733)
Other current assets	(959)	1,990
Trade accounts payable	(7,593)	(5,458)
Taxes payable	7,836	(19,250)
Accruals and other	(14,143)	(9,429)
Net cash provided by operating activities	163,785	150,977
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	127	296
Purchase of property, plant and equipment	(35,923)	(37,120)
Acquisitions	(300)	(3,255)
Net hedging settlements on intercompany loans	(12,811)	(81)
Net cash used in investing activities	(48,907)	(40,160)
Cash flows from financing activities:
Proceeds from borrowings	493,450	310,018
Repayments of borrowings	(313,923)	(256,611)
Proceeds from stock option exercises	17,738	9,032
Repurchases of common stock	(247,473)	(183,978)
Excess tax benefits from share-based payment arrangements	1,278	9,569
Debt issuance costs	(432)	—
Acquisition contingent consideration paid	(422)	—
Net cash used in financing activities	(49,784)	(111,970)
Effect of exchange rate changes on cash and cash equivalents	(1,048)	291
Net increase (decrease) in cash and cash equivalents	64,046	(862)
Cash and cash equivalents:
Beginning of period	85,263	111,874
End of period	$149,309	$111,012

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
At June 30, 2015 – Unaudited (Continued)
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
Inventories consisted of the following:

	June 30, 2015	December 31, 2014
Raw materials and parts	$100,031	$97,969
Work-in-progress	41,625	34,973
Finished goods	81,619	71,589
	$223,275	$204,531
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
Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period of benefit. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 "Business Combinations" and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 "Intangible - Goodwill and Other" and ASC 360 "Property, Plant and Equipment".
Other intangible assets consisted of the following:

	June 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$97,396	$(29,098)	$68,298	$98,325	$(28,159)	$70,166
Proven technology and patents	46,012	(31,890)	14,122	45,588	(30,761)	14,827
Tradename (finite life)	4,317	(2,230)	2,087	4,140	(1,786)	2,354
Tradename (indefinite life)	24,775	—	24,775	24,947	—	24,947
Other	1,555	(1,181)	374	1,573	(1,083)	490
	$174,055	$(64,399)	$109,656	$174,573	$(61,789)	$112,784

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $1.6 million for both the three months ended June 30, 2015 and 2014, respectively and $3.1 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.1 million for 2015, $5.7 million for 2016, $5.3 million for 2017, $5.0 million for 2018, $4.7 million for 2019 and $4.5 million for 2020. Purchased intangible amortization was $1.4 million, $0.9 million after tax, and $1.4 million, $1.0 million after tax, for the three months ended June 30, 2015 and 2014, respectively and $2.8 million, $1.9 million after tax, and $2.7 million, $1.9 million after tax, for the six months ended June 30, 2015 and 2014, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $6.0 million and $5.6 million for the three months ended June 30, 2015 and 2014, respectively and $11.9 million and $11.2 million for the six months ended June 30, 2015 and 2014, respectively.
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
Warranty
The Company generally offers one-year warranties on most of its products. Estimated product warranties are recorded at the time revenue is recognized. While the Company engages in extensive

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

product quality programs and processes, its warranty obligations are affected by product failure rates, material usage and service costs incurred in correcting a product failure.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.5 million and $7.0 million of share-based compensation expense for the three and six months ended June 30, 2015, respectively, compared to $3.3 million and $6.5 million for the corresponding periods in 2014.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

3.	FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. As also mentioned in Note 6, the Company has designated its euro denominated debt as a hedge of a portion of its net investment in euro-denominated foreign operations. For additional disclosures on the fair value of financial instruments, also see Note 4.
Cash Flow Hedges
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The notional amount of foreign currency forward contracts outstanding at June 30, 2015 were $52.5 million (Euro 47.0 million) for contracts that mature in 2015 and $74.3 million (Euro 66.5 million) for contracts that mature in 2016. The notional amount of foreign currency forward contracts outstanding at December 31, 2014 was $87.0 million (Euro 71.5 million) for contracts that mature in 2015. The amount recognized in other comprehensive income (loss) during the three months period ended June 30, 2015 and 2014 was a gain of $1.4 million and a loss of $0.1 million, respectively. The amount recognized in other comprehensive income (loss) during the six months period ended June 30, 2015 and 2014 was a gain of $24.2 million and a loss of $0.2 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively, and disclosed in Note 4. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 8. A derivative gain of $9.0 million based upon interest rates and foreign currency rates at June 30, 2015, is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through June 30, 2015, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2015 and December 31, 2014, respectively, and disclosed in Note 4. The Company recognized in other charges (income), a net loss of $0.2 million and $0.7 million during the three months ended June 30, 2015 and 2014, respectively, and a net loss of $9.5 million and $0.9 million during the six months ended June 30, 2015 and 2014, respectively. The gains and losses are primarily offset by the underlying transaction gains on the related intercompany balances. At June 30, 2015 and December 31, 2014, these contracts had a notional value of $313.8 million and $325.4 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At June 30, 2015 and December 31, 2014, the Company had derivative assets totaling $19.9 million and $2.2 million, respectively, and derivative liabilities totaling $3.4 million and $5.6 million, respectively. The fair values of the interest rate swap agreement, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2015 and December 31, 2014.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

At June 30, 2015 and December 31, 2014, the Company had $7.7 million and $14.2 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The carrying value of the Company's debt exceeds the fair value by approximately $4.1 million as of June 30, 2015. The fair value of the Company's debt exceeds the carrying value by approximately $17.8 million as of December 31, 2014, respectively.
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	June 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$7,689	$—	$7,689	$—	$14,188	$—	$14,188	$—
Interest rate swap agreement	440	—	440	—	—	—	—	—
Foreign currency forwards contracts designed as cash flow hedges	18,142	—	18,142	—	567	—	567	—
Foreign currency forward contracts not designated as hedging instruments	1,279	—	1,279	—	1,611	—	1,611	—
Total	$27,550	$—	$27,550	$—	$16,366	$—	$16,366	$—

Liabilities:
Interest rate swap agreement	$2,871	$—	$2,871	$—	$3,768	$—	$3,768	$—
Foreign currency forward contracts not designated as hedging instruments	534	—	534	—	1,799	—	1,799	—
Total	$3,405	$—	$3,405	$—	$5,567	$—	$5,567	$—

5.	INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 24% for both the three and six month periods ended June 30, 2015 and 2014.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.	DEBT
Debt consisted of the following at June 30, 2015:

	June 30, 2015
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% Euro 125 million Senior Notes due June 17, 2030	—	139,665	139,665
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	100,000	15,476	115,476
Other local arrangements	457	22,896	23,353
Total debt	450,457	178,037	628,494
Less: current portion	(457)	(22,896)	(23,353)
Total long-term debt	$450,000	$155,141	$605,141
As of June 30, 2015, the Company had $680.1 million of availability remaining under its Credit Agreement. The Company was in compliance with its covenants at June 30, 2015.

4.24% Senior Notes
In June 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and issued an additional $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. The 4.24% Senior Notes were used to repay $100 million of 6.30% Senior Notes which were due June 25, 2015.

1.47% Euro Senior Notes
In June 2015, the Company issued the Euro 125 million with a fixed interest rate of 1.47% ("1.47% Euro Senior Notes") fifteen-year Senior Notes in a private placement. The Euro Senior Notes are senior unsecured obligations of the Company. The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain recorded in other comprehensive income (loss) related to this net investment hedge was $0.5 million for the period ended June 30, 2015.

Issuance costs approximating $0.4 million will be amortized to interest expense over the fifteen year term of the Euro Senior Notes.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there were $230.9 million of remaining common shares authorized to be repurchased under the program as of June 30, 2015. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 23.9 million shares since the inception of the program through June 30, 2015. During the six months ended June 30, 2015 and 2014, the Company spent $247.5 million and $184.0 million on the repurchase of 777,248 shares and 757,374 shares at an average price per share of $318.38 and $242.89, respectively. The Company also reissued 233,593 shares and 157,857 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2015 and 2014, respectively.

8.ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2015 and 2014:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2014	$(4,960)	$(1,944)	$(206,045)	$(212,949)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	19,932	—	19,932
Foreign currency translation adjustment	(1,655)	(817)	(2,655)	(5,127)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(4,321)	5,040	719
Net change in other comprehensive income (loss), net of tax	(1,655)	14,794	2,385	15,524
Balance at June 30, 2015	$(6,615)	$12,850	$(203,660)	$(197,425)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(854)	—	(854)
Foreign currency translation adjustment	(1,286)	10	8	(1,268)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	788	797	1,585
Net change in other comprehensive income (loss), net of tax	(1,286)	(56)	805	(537)
Balance at June 30, 2014	$76,629	$(2,489)	$(109,713)	$(35,573)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three months ended June 30,
	2015	2014	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$771	$778	Interest expense
Foreign currency forward contracts	(3,532)	(164)	Cost of sales - products
Total before taxes	(2,761)	614
Provision for taxes	(427)	266	Provision for taxes
Total, net of taxes	$(2,334)	$348

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$3,428	$717	(a)
Provision for taxes	911	316	Provision for taxes
Total, net of taxes	$2,517	$401
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three and six months ended June 30, 2015 and 2014.

	Six months ended June 30,
	2015	2014	Location of Amounts Recognized in Earnings
Effective portion of losses on cash flow hedging arrangements:
Interest rate swap agreements	$1,535	$1,546	Interest expense
Foreign currency forward contracts	(6,623)	(205)	Cost of sales - products
Total before taxes	(5,088)	1,341
Provision for taxes	(767)	553	Provision for taxes
Total, net of taxes	$(4,321)	$788

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$6,869	$1,429	(a)
Provision for taxes	1,829	632	Provision for taxes
Total, net of taxes	$5,040	$797
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three and six months ended June 30, 2015 and 2014.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Net earnings	$77,557	$74,022	$140,608	$132,073
Other comprehensive income (loss), net of tax	21,780	(2,391)	15,524	(537)
Comprehensive income, net of tax	$99,337	$71,631	$156,132	$131,536

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, solely relating to outstanding stock options and restricted stock units:

	2015	2014
Three months ended	616,431	676,120
Six months ended	632,823	696,809
Outstanding options and restricted stock units to purchase or receive 95,535 and 158,484 shares of common stock for the three month periods ended June 30, 2015 and 2014, respectively, and options and restricted stock units to purchase or receive 95,725 and 158,548 for the six month periods ended June 30, 2015 and 2014, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost, net	$208	$223	$4,711	$3,923	$—	$43	$4,919	$4,189
Interest cost on projected benefit obligations	1,608	1,599	3,515	5,519	35	60	5,158	7,178
Expected return on plan assets	(2,394)	(2,137)	(9,340)	(9,596)	—	—	(11,734)	(11,733)
Recognition of prior service cost	—	—	(984)	(1,030)	(469)	(195)	(1,453)	(1,225)
Recognition of actuarial losses/(gains)	1,907	1,200	3,817	1,100	(843)	(358)	4,881	1,942
Net periodic pension cost/(credit)	$1,329	$885	$1,719	$(84)	$(1,277)	$(450)	$1,771	$351

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost, net	$417	$446	$9,456	$7,885	$—	$85	$9,873	$8,416
Interest cost on projected benefit obligations	3,216	3,198	7,069	11,002	69	120	10,354	14,320
Expected return on plan assets	(4,788)	(4,274)	(18,639)	(19,140)	—	—	(23,427)	(23,414)
Recognition of prior service cost	—	—	(1,957)	(2,070)	(938)	(389)	(2,895)	(2,459)
Recognition of actuarial losses/(gains)	3,814	2,400	7,635	2,206	(1,685)	(718)	9,764	3,888
Net periodic pension cost/(credit)	$2,659	$1,770	$3,564	$(117)	$(2,554)	$(902)	$3,669	$751

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, the Company expects to make employer contributions of approximately $19.6 million to its non-U.S. pension plans and employer contributions of approximately $0.7 million to its U.S. post-retirement medical plan during the year ended December 31, 2015. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
For the three and six months ended June 30, 2015, the Company has incurred $1.7 million and $2.6 million, respectively of restructuring expenses which primarily comprised employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2015 is as follows:

Total
Balance at December 31, 2014	$8,436
Restructuring charges	2,627
Cash payments and utilization	(2,022)
Impact of foreign currency	(421)
Balance at June 30, 2015	$8,620

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and hedging activity, and other items.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

13.	SEGMENT REPORTING
As disclosed in Note 16 to the Company's consolidated financial statements for the year ended December 31, 2014, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2015
June 30, 2015	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$203,352	$22,840	$226,192	$36,964	$308,863
Swiss Operations	33,234	102,019	135,253	33,654	23,198
Western European Operations	150,143	27,540	177,683	23,346	96,552
Chinese Operations	91,012	45,250	136,262	36,179	746
Other (a)	104,316	1,588	105,904	9,990	13,123
Eliminations and Corporate (b)	—	(199,237)	(199,237)	(21,823)	—
Total	$582,057	$—	$582,057	$118,310	$442,482

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2015	Customers	Segments	Sales	Profit
U.S. Operations	$381,572	$41,132	$422,704	$61,190
Swiss Operations	64,458	201,802	266,260	70,224
Western European Operations	292,219	54,900	347,119	43,687
Chinese Operations	177,461	88,755	266,216	69,415
Other (a)	202,048	2,945	204,993	18,972
Eliminations and Corporate (b)	—	(389,534)	(389,534)	(47,872)
Total	$1,117,758	$—	$1,117,758	$215,616

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2014
June 30, 2014	Customers	Segments	Sales	Profit (c)	Goodwill
U.S. Operations	$193,354	$21,136	$214,490	$32,383	$307,975
Swiss Operations	34,141	108,163	142,304	31,917	24,229
Western European Operations	169,517	27,435	196,952	23,685	109,921
Chinese Operations	99,922	37,398	137,320	38,488	738
Other (a)	111,900	1,947	113,847	10,929	14,896
Eliminations and Corporate (b)	—	(196,079)	(196,079)	(24,454)	—
Total	$608,834	$—	$608,834	$112,948	$457,759

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2014	Customers	Segments	Sales	Profit (c)
U.S. Operations	$357,348	$41,912	$399,260	$54,020
Swiss Operations	67,147	216,388	283,535	64,145
Western European Operations	330,084	56,874	386,958	44,561
Chinese Operations	191,543	72,942	264,485	70,284
Other (a)	213,333	3,082	216,415	20,088
Eliminations and Corporate (b)	—	(391,198)	(391,198)	(49,197)
Total	$1,159,455	$—	$1,159,455	$203,901

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	2014 Segment profit between the U.S., Swiss, and Chinese Operations has been reclassified to conform to the current period.
A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014
Earnings before taxes	$102,047	$97,398	$185,010	$173,782
Amortization	7,634	7,283	15,162	14,377
Interest expense	6,942	5,956	13,667	11,622
Restructuring charges	1,720	1,905	2,627	3,397
Other charges (income), net	(33)	406	(850)	723
Segment profit	$118,310	$112,948	$215,616	$203,901

During the three months ended June 30, 2015, restructuring charges of $1.7 million were recognized, of which $0.1 million, $0.4 million, $0.7 million, $0.2 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $1.9 million were recognized during the three months ended June 30, 2014, of which $1.0 million, $0.3 million, $0.5 million, and $0.1 million related to the Company’s U.S., Swiss, Western

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

European, and Chinese Operations, respectively. Restructuring charges of $2.6 million were recognized during the six months ended June 30, 2015, of which $0.1 million, $1.1 million, $0.5 million, $0.3 million, and $0.6 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $3.4 million were recognized during the six months ended June 30, 2014, of which $1.6 million, $0.6 million, $0.6 million, $0.3 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
Changes in local currency exclude the effect of currency exchange rate fluctuations. Local currency amounts are determined by translating current and previous year consolidated financial information at an index utilizing historical currency exchange rates. We believe local currency information provides a helpful assessment of business performance and a useful measure of results between periods. We do not, nor do we suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. We present non-GAAP financial measures in reporting our financial results to provide investors with an additional analytical tool to evaluate our operating results.
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2015 and 2014 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$582,057	100.0	$608,834	100.0	$1,117,758	100.0	$1,159,455	100.0
Cost of sales	259,145	44.5	280,658	46.1	496,041	44.4	538,638	46.5
Gross profit	322,912	55.5	328,176	53.9	621,717	55.6	620,817	53.5
Research and development	29,794	5.1	32,125	5.3	58,255	5.2	61,622	5.3
Selling, general and administrative	174,808	30.1	183,103	30.1	347,846	31.1	355,294	30.6
Amortization	7,634	1.3	7,283	1.2	15,162	1.4	14,377	1.2
Interest expense	6,942	1.2	5,956	1.0	13,667	1.2	11,622	1.0
Restructuring charges	1,720	0.3	1,905	0.3	2,627	0.2	3,397	0.3
Other charges (income), net	(33)	—	406	—	(850)	(0.1)	723	0.1
Earnings before taxes	102,047	17.5	97,398	16.0	185,010	16.6	173,782	15.0
Provision for taxes	24,490	4.2	23,376	3.8	44,402	4.0	41,709	3.6
Net earnings	$77,557	13.3	$74,022	12.2	$140,608	12.6	$132,073	11.4

Net sales
Net sales were $582.1 million and $608.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.118 billion and $1.159 billion for the six months ended June 30, 2015 and 2014. This represents a decrease of 4% in U.S. dollars for both the three and six months ended June 30, 2015. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 3% and 4% for the three and six months ended June 30, 2015, as compared to prior year comparable periods. Currency exchange rate fluctuations negatively impacted net sales as most of our non-U.S. dollar trading currencies, especially the euro, have weakened against the U.S. dollar. While market conditions remain stable to favorable in most parts of the world, we see unfavorable market conditions in China, Russia and Brazil, where customer investments have slowed due to a variety of economic factors. We remain cautious about our sales growth outlook as the timing of a market recovery in these three countries remains uncertain.
Net sales by geographic destination for the three and six months ended June 30, 2015 in U.S. dollars increased in the Americas 3% and 4%, in Asia/Rest of World decreased 4% and 2%, and in Europe decreased 13% for both periods, respectively. Our net sales by geographic destination for the three and six months ended June 30, 2015 in local currencies increased in the Americas 5% and 6%, in Europe 4% and 3%, and in Asia/Rest of World was flat and increased 2%, respectively. Net sales were impacted by significant sales declines in China, Russia and Brazil. A discussion of sales by operating segment is included below.
As described in Note 16 to our consolidated financial statements for the year ended December 31, 2014, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 4% in U.S. dollars and increased 3% in local currencies for the three months ended June 30, 2015 and decreased 3% in U.S. dollars and increased 4% local currencies for the six months ended June 30, 2015, compared to the corresponding periods in 2014. Service revenue (including spare parts) decreased by 6% in U.S. dollars and increased 4% in local currencies for the three months ended June 30, 2015 and decreased 5% in U.S. dollars and increased 4% in local currencies for the six months ended June 30, 2015, compared to the corresponding periods in 2014.
Net sales of our laboratory-related products, which represented approximately 47% of our total net sales decreased 2% in U.S. dollars and increased 5% in local currencies for the three months ended June 30, 2015 and decreased 1% in U.S. dollars and increased 7% in local currencies for the six months ended June 30, 2015. The local currency increase in net sales of our laboratory-related products for the three and six months ended June 30, 2015 was driven by strong volume and favorable price realization in most product categories, including strong growth in process analytics, pipettes and automated chemistry. These results were offset in part by significant sales volume declines in Brazil and Russia.
Net sales of our industrial-related products, which represented approximately 44% of our total net sales decreased 7% in U.S. dollars and was flat in local currencies for the three months ended June 30, 2015, and decreased 7% in U.S. dollars and increased 1% in local currencies for the six months ended June 30, 2015, respectively, compared to the corresponding prior year periods. Local currency net sales of our industrial-related products for the three and six months ended June 30, 2015 include strong growth in product inspection, particularly in Europe, due to increased volume. These results were offset by significant sales volume declines of industrial-related products in China, Russia and Brazil.
Net sales in our food retailing products, which represented approximately 9% of our total net sales, decreased 2% in U.S. dollars and increased 6% in local currencies for the three months ended June 30, 2015, and decreased 3% in U.S. dollars and increased 6% in local currencies for the six months ended June 30, 2015, compared to the corresponding prior year periods. The increase in net sales in local currencies of our food retailing products for the three months ended June 30, 2015 is driven by strong volume growth in the Americas and Asia/Rest of World offset in part by reduced net sales in Europe due to the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 55.5% and 53.9% for the three months ended June 30, 2015 and 2014, respectively, and 55.6% and 53.5% for the six months ended June 30, 2015 and 2014, respectively.

Gross profit as a percentage of net sales for products was 59.3% and 57.4% for the three months ended June 30, 2015 and 2014, respectively, and 59.7% and 57.2% for the six months ended June 30, 2015 and 2014, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 42.6% and 42.2% for the three months ended June 30, 2015 and 2014, respectively, and 41.9% and 41.4% for the six months ended June 30, 2015 and 2014, respectively.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2015 includes the benefit of hedging gains and currency translation, favorable price realization, increased sales volume, and reduced material costs, offset in part by investments in our field service organization.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.1% and 5.3% for the three months ended June 30, 2015 and 2014, respectively, and 5.2% and 5.3% for the six months ended June 30, 2015 and 2014. Research and development expenses decreased 7% and 2% in U.S. dollars and local currencies for the three months ended June 30, 2015, and decreased 5% and was flat in U.S. dollars and local currencies for the six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014, relating to the timing of research and development project activity in previous year.
Selling, general and administrative expenses as a percentage of net sales were 30.0% and 30.1% for the three months ended June 30, 2015 and 2014, respectively, and were 31.1% and 30.6% for the six months ended June 30, 2015 and 2014. Selling, general and administrative expenses decreased 5% in U.S. dollars and increased 3% in local currencies for the three months ended June 30, 2015, respectively, and decreased 2% in U.S. dollars and increased 5% in local currencies for the six months ended June 30, 2015, compared to the corresponding periods in 2014. The increase includes additional investments in our field sales organization and higher employee benefit costs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $7.6 million and $7.3 million for the three months ended June 30, 2015 and 2014, respectively, and $15.2 million and $14.4 million for the six months ended June 30, 2015 and 2014, respectively.
Interest expense was $6.9 million and $6.0 million for the three months ended June 30, 2015 and 2014, respectively, and $13.7 million and $11.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase in interest expense for the three and six month periods ended June 30, 2015 is primarily a result of an increase in average borrowings.
Other charges (income), net consist primarily of (gains) losses from foreign currency transactions, interest income and other items.

The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three and six months periods ended June 30, 2015 and 2014. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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

U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2015	2014	%	2015	2014	%
Total net sales	$226,192	$214,490	5%	$422,704	$399,260	6%
Net sales to external customers	$203,352	$193,354	5%	$381,572	$357,348	7%
Segment profit	$36,964	$32,383	14%	$61,190	$54,020	13%

Total net sales increased 5% and 6% for the three and six months ended June 30, 2015 compared with the corresponding periods in 2014. Net sales to external customers increased 5% and 7% for the three and six months ended June 30, 2015, respectively. The increase in total net sales and net sales to external customers for the three months ended June 30, 2015 reflects particularly strong sales growth in food retailing, automated chemistry, and process analytics.
Segment profit increased $4.6 million and $7.2 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in segment profit for the three months ended June 30, 2015 primarily related to increased sales, offset in part by increased sales and service investments.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2015	2014	%1)	2015	2014	%1)
Total net sales	$135,253	$142,304	(5)%	$266,260	$283,535	(6)%
Net sales to external customers	$33,234	$34,141	(3)%	$64,458	$67,147	(4)%
Segment profit	$33,654	$31,917	5%	$70,224	$64,145	9%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 5% in U.S. dollars and was flat in local currency for the three months ended June 30, 2015, respectively, compared to the corresponding periods in 2014, and decreased 6% in U.S. dollars and decreased 1% in local currency for the six months ended June 30, 2015. Net sales to external customers decreased 3% in U.S. dollars and increased 1% in local currency for the three months ended June 30, 2015 and decreased 4% in U.S. dollars and was flat in local currency for the six months ended June 30, 2015 , respectively, compared to the corresponding periods in 2014. The increase in local currency net sales to external customers for the three month periods ended June 30, 2015 includes strong volume growth in process analytics offset in part by volume decreases in industrial-related products related to soft market conditions.
Segment profit increased $1.7 million and $6.1 million for the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Segment profit includes the benefit of currency hedging, the impact of favorable inter-segment price realization and reduced material costs, offset in part by unfavorable foreign currency translation.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2015	2014	%1)	2015	2014	%1)
Total net sales	$177,683	$196,952	(10)%	$347,119	$386,958	(10)%
Net sales to external customers	$150,143	$169,517	(11)%	$292,219	$330,084	(11)%
Segment profit	$23,346	$23,685	(1)%	$43,687	$44,561	(2)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 10% in U.S. dollars and increased 10% in local currencies for the three months ended June 30, 2015 and decreased 10% in U.S. dollars and increased 8% in local currencies for the six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Net sales to external customers decreased 11% in U.S. dollars and increased 8% in local currencies for the three months ended June 30, 2015, and decreased 11% in U.S. dollars and increased 8% in local currencies for the six months ended June 30, 2015, compared to the corresponding periods in 2014. Total net sales and net sales to external customers for the three and six months ended June 30, 2015 includes volume increases and favorable price realization across most product categories, with particularly strong sales growth in product inspection and automated chemistry, offset in part by a decline in food retailing for the three months ended June 30, 2015.

Segment profit decreased $0.3 million and $0.9 million for the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014 primarily due to unfavorable foreign currency translation and increased sales and service investments, offset in part by increased total net sales in local currencies.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2015	2014	%1)	2015	2014	%1)
Total net sales	$136,262	$137,320	(1)%	$266,216	$264,485	1%
Net sales to external customers	$91,012	$99,922	(9)%	$177,461	$191,543	(7)%
Segment profit	$36,179	$38,488	(6)%	$69,415	$70,284	(1)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and 2% in local currency for the three months ended June 30, 2015 and increased 1% in U.S. dollars and was flat in local currency for the six months ended June 30, 2015, compared to the corresponding periods in 2014. Net sales to external customers decreased 9% in U.S. dollars and 10% in local currency for the three months ended June 30, 2015 and decreased 7% in U.S. dollars and 8% in local currency during the six months ended June 30, 2015, compared to the corresponding periods in 2014. The decrease in net sales to external customers during the three and six months ended June 30, 2015 reflects a significant sales volume decline in industrial-related products offset in part by growth in laboratory-related products and food retailing. Net sales to external customers in local currency for our industrial-related products decreased 20% for both the three and six months ended June 30, 2015.

Segment profit decreased $2.3 million and $0.9 million for the three and six month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease in segment profit for the three and six months ended June 30, 2015 includes reduction in net sales to external customers, and increased sales and service investments, offset in part by favorable price realization and favorable business mix.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2015	2014	%1)	2015	2014	%1)
Total net sales	$105,904	$113,847	(7)%	$204,993	$216,415	(5)%
Net sales to external customers	$104,316	$111,900	(7)%	$202,048	$213,333	(5)%
Segment profit	$9,990	$10,929	(9)%	$18,972	$20,088	(6)%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales and net sales to external customers decreased 7% in U.S. dollars and increased 4% in local currencies for the three months ended June 30, 2015 and decreased 5% in U.S. dollars and increased 5% in local currencies for the six months ended June 30, 2015 compared to the corresponding periods in 2014. The increase in local currency total net sales and net sales to external customers includes particularly strong volume growth and increased price realization in Southeast Asia and Japan, offset in part by a significant sales volume decline in Russia and Brazil.

Segment profit decreased $0.9 million and $1.1 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease in segment profit includes unfavorable currency translation, increased sales and service investments and unfavorable business mix.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $163.8 million during the six months ended June 30, 2015, compared to $151.0 million in the corresponding period in 2014. The increase in 2015 includes the increase in net earnings. The increase in 2015 includes higher net earnings and the timing of tax payments in the prior year, offset in part by the timing of accounts receivables collections in the prior year and increased cash incentive payments of approximately $14 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $35.9 million for the six months ended June 30, 2015 compared to $37.1 million in the corresponding period in 2014.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of June 30, 2015, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at June 30, 2015:

	June 30, 2015
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% Euro 125 million Senior Notes due June 17, 2030	—	139,665	139,665
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	100,000	15,476	115,476
Other local arrangements	457	22,896	23,353
Total debt	450,457	178,037	628,494
Less: current portion	(457)	(22,896)	(23,353)
Total long-term debt	$450,000	$155,141	$605,141

As of June 30, 2015, approximately $680.1 million was available under our credit agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

4.24% Senior Notes
In June 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and issued an additional $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. The 4.24% Senior Notes were used to repay $100 million of 6.30% Senior Notes which were due June 25, 2015.

1.47% Euro Senior Notes
In June 2015, the Company issued the Euro 125 million with a fixed interest rate of 1.47% ("1.47% Euro Senior Notes") fifteen-year Senior Notes in a private placement. The Euro Senior Notes are senior unsecured obligations of the Company. Issuance costs approximating $0.4 million will be amortized to interest expense over the fifteen year term of the Euro Senior Notes.

We continue to explore potential acquisitions. In connection with any acquisitions, we may incur additional indebtedness.

Share Repurchase Program

We have a share repurchase program of which there were $230.9 million of remaining common shares authorized to be repurchased under the program at June 30, 2015. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 23.9 million shares since the inception of the program through June 30, 2015. During the six months ended June 30, 2015 and 2014, we spent $247.5 million and $184.0 million on the repurchase of 777,248 shares and 757,374 shares at an average price per share of $318.38 and $242.89, respectively. We also reissued 233,593 shares and 157,857 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2015 and 2014, respectively.

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

We entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts at June 30, 2015 is Euro 47 million and 1.20 for contracts that mature in 2015, and Euro 67 million and 1.19 for contracts that mature in 2016, respectively. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro which was abandoned in January 2015 after we entered into the previously mentioned foreign currency forward contracts. The Swiss National Bank's abandonment of the euro exchange rate floor resulted in an immediate strengthening of the Swiss franc against the euro and U.S. dollar. Absent these forward currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.1 million to $1.3 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.5 million to $0.7 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Euro. Based on our outstanding debt at June 30, 2015, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $19.8 million in the reported U.S. dollar value of our debt.

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, to ASC 835-30 "Interest - Imputation of Interest." ASU 2015-03 will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The guidance becomes effective for financial statements issued for fiscal years beginning January 1, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on the consolidated financial position of the Company.
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
As of June 30, 2015, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the six months ended June 30, 2015 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2015	114,110	$325.22	114,110	$317,517
May 1 to May 31, 2015	126,950	$324.87	126,950	$276,272
June 1 to June 30, 2015	135,343	$335.20	135,343	$230,903
Total	376,403	$328.38	376,403	$230,903

The Company has a share repurchase program of which there were $230.9 million of remaining to repurchase common shares as of June 30, 2015. We have purchased 23.9 million shares since the inception of the program through June 30, 2015.
During the six months ended June 30, 2015 and 2014, we spent $247.5 million and $184.0 million on the repurchase of 777,248 shares and 757,374 shares at an average price per share of $318.38 and $242.89, respectively. We also reissued 233,593 shares and 157,857 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2015 and 2014, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	July 31, 2015	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith