Form 10-Q
period 2015-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2015-11-06
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 27,356,838 shares of Common Stock outstanding at September 30, 2015.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2015 and 2014
(In thousands, except share data)
(unaudited)

	September 30, 2015	September 30, 2014
Net sales
Products	$469,548	$488,829
Service	134,606	140,271
Total net sales	604,154	629,100
Cost of sales
Products	188,673	206,227
Service	75,952	79,322
Gross profit	339,529	343,551
Research and development	29,711	30,352
Selling, general and administrative	175,546	186,499
Amortization	7,767	7,198
Interest expense	7,029	5,991
Restructuring charges	2,561	1,050
Other charges (income), net	(8)	625
Earnings before taxes	116,923	111,836
Provision for taxes	28,062	26,840
Net earnings	$88,861	$84,996

Basic earnings per common share:
Net earnings	$3.23	$2.96
Weighted average number of common shares	27,547,734	28,732,152

Diluted earnings per common share:
Net earnings	$3.16	$2.89
Weighted average number of common and common equivalent shares	28,113,287	29,408,614

Comprehensive income, net of tax (Note 9)	$48,248	$44,540

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2015 and 2014
(In thousands, except share data)
(unaudited)

	September 30, 2015	September 30, 2014
Net sales
Products	$1,332,154	$1,379,655
Service	389,758	408,900
Total net sales	1,721,912	1,788,555
Cost of sales
Products	536,466	586,883
Service	224,200	237,304
Gross profit	961,246	964,368
Research and development	87,966	91,974
Selling, general and administrative	523,392	541,793
Amortization	22,929	21,575
Interest expense	20,696	17,613
Restructuring charges	5,188	4,447
Other charges (income), net	(858)	1,348
Earnings before taxes	301,933	285,618
Provision for taxes	72,464	68,549
Net earnings	$229,469	$217,069

Basic earnings per common share:
Net earnings	$8.24	$7.47
Weighted average number of common shares	27,833,541	29,056,663

Diluted earnings per common share:
Net earnings	$8.07	$7.30
Weighted average number of common and common equivalent shares	28,443,478	29,747,321

Comprehensive income, net of tax (Note 9)	$204,380	$176,076

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2015 and December 31, 2014
(In thousands, except share data)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$123,299	$85,263
Trade accounts receivable, less allowances of $15,704 at September 30, 2015
and $15,961 at December 31, 2014	390,540	435,648
Inventories	225,542	204,531
Current deferred tax assets, net	62,754	62,341
Other current assets and prepaid expenses	66,180	61,647
Total current assets	868,315	849,430
Property, plant and equipment, net	513,568	511,462
Goodwill	448,342	444,085
Other intangible assets, net	114,355	112,784
Non-current deferred tax assets, net	27,206	30,273
Other non-current assets	81,760	61,076
Total assets	$2,053,546	$2,009,110
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$136,565	$145,896
Accrued and other liabilities	126,684	120,530
Accrued compensation and related items	120,843	136,107
Deferred revenue and customer prepayments	88,547	82,219
Taxes payable	76,255	59,297
Current deferred tax liabilities	23,460	18,677
Short-term borrowings and current maturities of long-term debt	21,061	116,164
Total current liabilities	593,415	678,890
Long-term debt	601,731	335,790
Non-current deferred tax liabilities	63,883	56,727
Other non-current liabilities	208,165	218,108
Total liabilities	1,467,194	1,289,515
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 27,356,838 and
28,243,007 shares at September 30, 2015 and December 31, 2014, respectively	448	448
Additional paid-in capital	682,184	670,418
Treasury stock at cost (17,429,173 shares at September 30, 2015 and 16,543,004 shares at December 31, 2014)	(2,434,460)	(2,095,656)
Retained earnings	2,576,218	2,357,334
Accumulated other comprehensive income (loss)	(238,038)	(212,949)
Total shareholders’ equity	586,352	719,595
Total liabilities and shareholders’ equity	$2,053,546	$2,009,110

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2015 and twelve months ended December 31, 2014
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted
stock units	373,431	—	—	39,374	(18,327)	—	21,047
Repurchases of common stock	(1,617,499)	—	—	(414,000)	—	—	(414,000)
Tax benefit resulting from exercise of
certain employee stock options	—	—	3,557	—	—	—	3,557
Share-based compensation	—	—	13,611	—	—	—	13,611
Net earnings	—	—	—	—	338,241	—	338,241
Other comprehensive income (loss),
net of tax	—	—	—	—	—	(177,913)	(177,913)
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted
stock units	281,627	—	—	32,419	(10,585)	—	21,834
Repurchases of common stock	(1,167,796)	—	—	(371,223)	—	—	(371,223)
Tax benefit resulting from exercise of
certain employee stock options	—	—	1,418	—	—	—	1,418
Share-based compensation	—	—	10,348	—	—	—	10,348
Net earnings	—	—	—	—	229,469	—	229,469
Other comprehensive income (loss),
net of tax (Note 9)	—	—	—	—	—	(25,089)	(25,089)
Balance at September 30, 2015	27,356,838	$448	$682,184	$(2,434,460)	$2,576,218	$(238,038)	$586,352

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2015 and 2014
(In thousands)
(unaudited)

	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net earnings	$229,469	$217,069
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24,978	25,469
Amortization	22,929	21,575
Deferred tax benefit	(3,245)	(6,102)
Excess tax benefits from share-based payment arrangements	(1,418)	(10,459)
Share-based compensation	10,348	9,784
Other	165	99
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	26,123	43,313
Inventories	(27,014)	(18,024)
Other current assets	402	9,714
Trade accounts payable	(5,355)	(13,180)
Taxes payable	17,449	(9,391)
Accruals and other	(5,005)	8,371
Net cash provided by operating activities	289,826	278,238
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	281	433
Purchase of property, plant and equipment	(56,756)	(61,408)
Acquisitions	(10,969)	(3,385)
Net hedging settlements on intercompany loans	(5,563)	182
Net cash used in investing activities	(73,007)	(64,178)
Cash flows from financing activities:
Proceeds from borrowings	550,002	512,977
Repayments of borrowings	(374,891)	(438,529)
Proceeds from stock option exercises	21,834	14,045
Repurchases of common stock	(371,223)	(296,476)
Excess tax benefits from share-based payment arrangements	1,418	10,459
Debt issuance costs	(432)	(941)
Acquisition contingent consideration paid	(572)	—
Net cash used in financing activities	(173,864)	(198,465)
Effect of exchange rate changes on cash and cash equivalents	(4,919)	(1,158)
Net increase (decrease) in cash and cash equivalents	38,036	14,437
Cash and cash equivalents:
Beginning of period	85,263	111,874
End of period	$123,299	$126,311

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
At September 30, 2015 – Unaudited (Continued)
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
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Raw materials and parts	$101,655	$97,969
Work-in-progress	42,184	34,973
Finished goods	81,703	71,589
	$225,542	$204,531
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
Other intangible assets consisted of the following:

	September 30, 2015			December 31, 2014
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$98,211	$(29,836)	$68,375	$98,325	$(28,159)	$70,166
Proven technology and patents	50,349	(31,957)	18,392	45,588	(30,761)	14,827
Tradename (finite life)	4,215	(2,250)	1,965	4,140	(1,786)	2,354
Tradename (indefinite life)	24,805	—	24,805	24,947	—	24,947
Other	2,109	(1,291)	818	1,573	(1,083)	490
	$179,689	$(65,334)	$114,355	$174,573	$(61,789)	$112,784

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $1.5 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively and $4.7 million and $4.8 million for the nine months ended September 30, 2015 and 2014, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.2 million for 2015, $6.1 million for 2016, $5.7 million for 2017, $5.5 million for 2018, $5.2 million for 2019 and $4.9 million for 2020. Purchased intangible amortization was $1.3 million, $0.9 million after tax, and $1.5 million, $1.0 million after tax, for the three months ended September 30, 2015 and 2014, respectively and $4.2 million, $2.9 million after tax, and $4.2 million, $2.8 million after tax, for the nine months ended September 30, 2015 and 2014, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $6.2 million and $5.5 million for the three months ended September 30, 2015 and 2014, respectively and $18.1 million and $16.7 million for the nine months ended September 30, 2015 and 2014, respectively.
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
At September 30, 2015 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.4 million and $10.3 million of share-based compensation expense for the three and nine months ended September 30, 2015, respectively, compared to $3.3 million and $9.8 million for the corresponding periods in 2014.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

3.	ACQUISITIONS
In September 2015, the Company consummated acquisitions totaling $16.6 million, including the acquisition of a real-time monitoring water purity technology for an estimated aggregate purchase price of $14.7 million that will be integrated into the Company's process analytics product offering. The Company may be required to pay additional cash consideration related to an earn-out period. Goodwill recorded in connection with the acquisition totaled $8.7 million, which is included in the Company's U.S. Operations segment. The Company also recorded $6.8 million of identified intangibles primarily pertaining to technology in connection with the acquisitions, which will be amortized on a straight-line basis over 10 years.
4.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. As also mentioned in Note 7, the Company has designated its euro denominated debt as a hedge of a portion of its net investment in euro-denominated foreign operations. For additional disclosures on the fair value of financial instruments, see Note 5.
Cash Flow Hedges
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The notional amount of foreign currency forward contracts outstanding at September 30,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

2015 were $29.9 million (Euro 26.7 million) for contracts that mature in 2015 and $74.5 million (Euro 66.5 million) for contracts that mature in 2016. The notional amount of foreign currency forward contracts outstanding at December 31, 2014 was $87.0 million (Euro 72.0 million) for contracts that mature in 2015. The amount recognized in other comprehensive income (loss) during the three months period ended September 30, 2015 and 2014 was a loss of $6.1 million and a gain of $0.5 million, respectively. The amount recognized in other comprehensive income (loss) during the nine months period ended September 30, 2015 and 2014 was a gain of $18.1 million and $0.9 million, respectively.
The Company has an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24%. The swap began in October 2010 and matures in October 2015.
In June 2013, the Company entered into a forward-starting interest rate swap agreement, designated as a cash flow hedge. The agreement will change the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015 and matures in October 2020.
In March 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement will change the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in February 2017 and matures in February 2022.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively, and disclosed in Note 5. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 9. A derivative gain of $5.0 million based upon interest rates and foreign currency rates at September 30, 2015, is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through September 30, 2015, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2015 and December 31, 2014, respectively, and disclosed in Note 5. The Company recognized in other charges (income), a net gain of $4.7 million and a net loss of $2.0 million during the three months ended September 30, 2015 and 2014, respectively, and a net loss of $4.8 million and $3.0 million during the nine months ended September 30, 2015 and 2014, respectively. The gains and losses are primarily offset by the underlying transaction gains on the related intercompany balances. At September 30, 2015 and December 31, 2014, these contracts had a notional value of $335.5 million and $325.4 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At September 30, 2015 and December 31, 2014, the Company had derivative assets totaling $10.1 million and $2.2 million, respectively, and derivative liabilities totaling $6.5 million and $5.6 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2015 and December 31, 2014.
At September 30, 2015 and December 31, 2014, the Company had $17.3 million and $14.2 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The carrying value of the Company's debt exceeds the fair value by approximately $6.9 million as of September 30, 2015. The fair value of the Company's debt exceeds the carrying value by approximately $17.8 million as of December 31, 2014, respectively.
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014:

	September 30, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,326	$—	$17,326	$—	$14,188	$—	$14,188	$—
Foreign currency forwards contracts designed as cash flow hedges	9,182	—	9,182	—	567	—	567	—
Foreign currency forward contracts not designated as hedging instruments	880	—	880	—	1,611	—	1,611	—
Total	$27,388	$—	$27,388	$—	$16,366	$—	$16,366	$—

Liabilities:
Interest rate swap agreements	$5,746	$—	$5,746	$—	$3,768	$—	$3,768	$—
Foreign currency forward contracts not designated as hedging instruments	782	—	782	—	1,799	—	1,799	—
Total	$6,528	$—	$6,528	$—	$5,567	$—	$5,567	$—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.    INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 24% for both the three and nine month periods ended September 30, 2015 and 2014.

7.    DEBT
Debt consisted of the following at September 30, 2015:

	September 30, 2015
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125m Senior Notes due July 17, 2030	—	139,962	139,962
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	100,000	11,769	111,769
Other local arrangements	283	20,778	21,061
Total debt	450,283	172,509	622,792
Less: current portion	(283)	(20,778)	(21,061)
Total long-term debt	$450,000	$151,731	$601,731
As of September 30, 2015, the Company had $683.4 million of availability remaining under its Credit Agreement. The Company was in compliance with its covenants at September 30, 2015.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain recorded in other comprehensive income (loss) related to this net investment hedge was $0.3 million for the periods ended September 30, 2015.

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

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
As of September 30, 2015, the Company had $107.2 million of remaining availability under the Company's share repurchase program. In November 2015, the Company's Board of Directors authorized an additional $1.5 billion to the share repurchase program. The share repurchases are expected to be

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 24.2 million shares since the inception of the program through September 30, 2015. During the nine months ended September 30, 2015 and 2014, the Company spent $371.2 million and $296.5 million on the repurchase of 1,167,796 shares and 1,186,215 shares at an average price per share of $317.86 and $249.91, respectively. The Company also reissued 281,627 shares and 246,551 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2015 and 2014, respectively.

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2015 and 2014:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2014	$(4,960)	$(1,944)	$(206,045)	$(212,949)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	13,547	—	13,547
Foreign currency translation adjustment	(40,823)	(1,832)	3,146	(39,509)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(6,082)	6,955	873
Net change in other comprehensive income (loss), net of tax	(40,823)	5,633	10,101	(25,089)
Balance at September 30, 2015	$(45,783)	$3,689	$(195,944)	$(238,038)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(445)	—	(445)
Foreign currency translation adjustment	(47,483)	30	4,644	(42,809)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,075	1,186	2,261
Net change in other comprehensive income (loss), net of tax	(47,483)	660	5,830	(40,993)
Balance at September 30, 2014	$30,432	$(1,773)	$(104,688)	$(76,029)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three months ended September 30,
	2015	2014	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$777	$787	Interest expense
Foreign currency forward contracts	(2,816)	(247)	Cost of sales - products
Total before taxes	(2,039)	540
Provision for taxes	(278)	253	Provision for taxes
Total, net of taxes	$(1,761)	$287

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$2,675	$719	(a)
Provision for taxes	761	313	Provision for taxes
Total, net of taxes	$1,914	$406
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,
	2015	2014	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$2,312	$2,333	Interest expense
Foreign currency forward contracts	(9,439)	(453)	Cost of sales - products
Total before taxes	(7,127)	1,880
Provision for taxes	(1,045)	805	Provision for taxes
Total, net of taxes	$(6,082)	$1,075

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments and prior service cost, before taxes	$9,545	$2,131	(a)
Provision for taxes	2,590	945	Provision for taxes
Total, net of taxes	$6,955	$1,186
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and nine months ended September 30, 2015 and 2014.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Net earnings	$88,861	$84,996	$229,469	$217,069
Other comprehensive income (loss), net of tax	(40,613)	(40,456)	(25,089)	(40,993)
Comprehensive income, net of tax	$48,248	$44,540	$204,380	$176,076
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, solely relating to outstanding stock options and restricted stock units:

	2015	2014
Three months ended	565,553	676,462
Nine months ended	609,937	690,658
Outstanding options and restricted stock units to purchase or receive 95,832 and 105,570 shares of common stock for the three month periods ended September 30, 2015 and 2014, respectively, and options and restricted stock units to purchase or receive 95,884 and 135,858 for the nine month periods ended September 30, 2015 and 2014, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost, net	$211	$223	$4,772	$3,856	$—	$43	$4,983	$4,122
Interest cost on projected benefit obligations	1,607	1,599	3,554	5,380	35	60	5,196	7,039
Expected return on plan assets	(2,395)	(2,137)	(9,228)	(9,372)	—	—	(11,623)	(11,509)
Recognition of prior service cost	—	—	(1,675)	(1,009)	(469)	(195)	(2,144)	(1,204)
Recognition of actuarial losses/(gains)	1,906	1,200	3,756	1,082	(843)	(359)	4,819	1,923
Net periodic pension cost/(credit)	$1,329	$885	$1,179	$(63)	$(1,277)	$(451)	$1,231	$371

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Service cost, net	$628	$669	$14,228	$11,741	$—	$129	$14,856	$12,539
Interest cost on projected benefit obligations	4,823	4,797	10,623	16,383	104	180	15,550	21,360
Expected return on plan assets	(7,183)	(6,411)	(27,867)	(28,512)	—	—	(35,050)	(34,923)
Recognition of prior service cost	—	—	(3,632)	(3,079)	(1,408)	(585)	(5,040)	(3,664)
Recognition of actuarial losses/(gains)	5,720	3,600	11,393	3,272	(2,528)	(1,077)	14,585	5,795
Net periodic pension cost/(credit)	$3,988	$2,655	$4,745	$(195)	$(3,832)	$(1,353)	$4,901	$1,107

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

12.    RESTRUCTURING CHARGES
For the three and nine months ended September 30, 2015, the Company has incurred $2.6 million and $5.2 million, respectively of restructuring expenses which primarily comprised of employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2015 is as follows:

Total
Balance at December 31, 2014	$8,436
Restructuring charges	5,188
Cash payments and utilization	(3,602)
Impact of foreign currency	(574)
Balance at September 30, 2015	$9,448

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and hedging activity, and other items.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

14.    SEGMENT REPORTING
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2015
September 30, 2015	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$217,713	$21,221	$238,934	$40,529	$317,525
Swiss Operations	32,867	107,196	140,063	39,772	22,130
Western European Operations	150,523	32,495	183,018	26,789	94,659
Chinese Operations	96,716	49,499	146,215	41,665	709
Other (a)	106,335	2,014	108,349	13,400	13,319
Eliminations and Corporate (b)	—	(212,425)	(212,425)	(27,883)	—
Total	$604,154	$—	$604,154	$134,272	$448,342

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2015	Customers	Segments	Sales	Profit
U.S. Operations	$599,283	$62,353	$661,636	$101,719
Swiss Operations	97,325	308,998	406,323	109,996
Western European Operations	442,742	87,395	530,137	70,476
Chinese Operations	274,178	138,253	412,431	111,080
Other (a)	308,384	4,959	313,343	32,372
Eliminations and Corporate (b)	—	(601,958)	(601,958)	(75,755)
Total	$1,721,912	$—	$1,721,912	$349,888

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2014
September 30, 2014	Customers	Segments	Sales	Profit (c)	Goodwill
U.S. Operations	$196,241	$20,058	$216,299	$30,695	$308,112
Swiss Operations	35,375	112,544	147,919	35,924	22,748
Western European Operations	174,089	32,076	206,165	29,612	103,844
Chinese Operations	107,907	41,416	149,323	43,472	741
Other (a)	115,488	1,864	117,352	13,148	14,094
Eliminations and Corporate (b)	—	(207,958)	(207,958)	(26,151)	—
Total	$629,100	$—	$629,100	$126,700	$449,539

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2014	Customers	Segments	Sales	Profit (c)
U.S. Operations	$553,590	$61,969	$615,559	$84,715
Swiss Operations	102,522	328,932	431,454	100,069
Western European Operations	504,172	88,950	593,122	74,173
Chinese Operations	299,450	114,358	413,808	113,756
Other (a)	328,821	4,946	333,767	33,236
Eliminations and Corporate (b)	—	(599,155)	(599,155)	(75,348)
Total	$1,788,555	$—	$1,788,555	$330,601

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	2014 Segment profit between the U.S., Swiss, and Chinese Operations has been reclassified to conform to the current period.
A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014
Earnings before taxes	$116,923	$111,836	$301,933	$285,618
Amortization	7,767	7,198	22,929	21,575
Interest expense	7,029	5,991	20,696	17,613
Restructuring charges	2,561	1,050	5,188	4,447
Other charges (income), net	(8)	625	(858)	1,348
Segment profit	$134,272	$126,700	$349,888	$330,601

During the three months ended September 30, 2015, restructuring charges of $2.6 million were recognized, of which $0.6 million, $1.9 million, and $0.1 million related to the Company’s Swiss, Western European, and Chinese Operations, respectively. Restructuring charges of $1.1 million were recognized during the three months ended September 30, 2014, of which $0.1 million, $0.4 million, $0.1 million, and $0.5 million related to the Company’s U.S., Western European, Chinese Operations, and Other Operations

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2015 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

respectively. Restructuring charges of $5.2 million were recognized during the nine months ended September 30, 2015, of which $0.1 million, $1.7 million, $2.4 million, $0.4 million, and $0.6 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $4.4 million were recognized during the nine months ended September 30, 2014, of which $1.7 million, $0.6 million, $1.0 million, $0.4 million and $0.7 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

15.    CONTINGENCIES
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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2015 and 2014 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$604,154	100.0	$629,100	100.0	$1,721,912	100.0	$1,788,555	100.0
Cost of sales	264,625	43.8	285,549	45.4	760,666	44.2	824,187	46.1
Gross profit	339,529	56.2	343,551	54.6	961,246	55.8	964,368	53.9
Research and development	29,711	4.9	30,352	4.8	87,966	5.1	91,974	5.1
Selling, general and administrative	175,546	29.1	186,499	29.6	523,392	30.4	541,793	30.3
Amortization	7,767	1.3	7,198	1.1	22,929	1.3	21,575	1.2
Interest expense	7,029	1.1	5,991	1.0	20,696	1.2	17,613	1.0
Restructuring charges	2,561	0.4	1,050	0.2	5,188	0.3	4,447	0.2
Other charges (income), net	(8)	—	625	0.1	(858)	—	1,348	0.1
Earnings before taxes	116,923	19.4	111,836	17.8	301,933	17.5	285,618	16.0
Provision for taxes	28,062	4.7	26,840	4.3	72,464	4.2	68,549	3.9
Net earnings	$88,861	14.7	$84,996	13.5	$229,469	13.3	$217,069	12.1

Net sales
Net sales were $604.2 million and $629.1 million for the three months ended September 30, 2015 and 2014, respectively, and $1.722 billion and $1.789 billion for the nine months ended September 30, 2015 and 2014. This represents a decrease of 4% in U.S. dollars for both the three and nine months ended September 30, 2015. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 3% and 4% for the three and nine months ended September 30, 2015, as compared to prior year comparable periods. Currency exchange rate fluctuations negatively impacted net sales as most of our non-U.S. dollar trading currencies, especially the euro, have weakened against the U.S. dollar. While market conditions remain stable in most parts of the world, we see unfavorable market conditions in China, Russia and Brazil, where customer investments have slowed due to a variety of economic factors. We remain cautious about our sales outlook as the timing of a market stabilization or recovery in these three countries remains uncertain.
Net sales by geographic destination for the three and nine months ended September 30, 2015 in U.S. dollars increased in the Americas 8% and 6%, in Europe decreased 13% for both periods, and in Asia/Rest of World decreased 8% and 4%, respectively. Our net sales by geographic destination for the three and nine months ended September 30, 2015 in local currencies increased in the Americas 10% and 7%, in Europe 1% and 3%, and in Asia/Rest of World decreased 1% and increased 1%, respectively. Net sales were impacted by significant sales declines in China, Russia and Brazil. A discussion of sales by operating segment is included below.
As described in Note 16 to our consolidated financial statements for the year ended December 31, 2014, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 4% in U.S. dollars and increased 3% in local currencies for the three months ended September 30, 2015 and decreased 3% in U.S. dollars and increased 4% local currencies for the nine months ended September 30, 2015, compared to the corresponding periods in 2014. Service revenue (including spare parts) decreased by 4% in U.S. dollars and increased 5% in local currencies for the three months ended September 30, 2015 and decreased 5% in U.S. dollars and increased 4% in local currencies for the nine months ended September 30, 2015, compared to the corresponding periods in 2014.
Net sales of our laboratory-related products, which represented approximately 48% of our total net sales decreased 1% in U.S. dollars and increased 7% in local currencies for both the three and nine months ended September 30, 2015. The local currency increase in net sales of our laboratory-related products for the three and nine months ended September 30, 2015 was driven by strong volume and favorable price realization in most product categories, including strong growth in pipettes, and laboratory balances for the three month period. These results were offset in part by significant sales volume declines in Brazil and Russia.
Net sales of our industrial-related products, which represented approximately 43% of our total net sales decreased 8% in U.S. dollars and 1% in local currencies for the three months ended September 30, 2015, and decreased 7% in U.S. dollars and were flat in local currencies for the nine months ended September 30, 2015, compared to the corresponding prior year periods. The decrease in local currency net sales of our industrial-related products for the three and nine months ended September 30, 2015 includes significant sales volume declines of industrial-related products in China, Russia and Brazil offset in part by strong growth in the United States primarily due to increased volume.
Net sales in our food retailing products, which represented approximately 9% of our total net sales, were flat in U.S. dollars and increased 7% in local currencies for the three months ended September 30, 2015, and decreased 2% in U.S. dollars and increased 6% in local currencies for the nine months ended September 30, 2015, compared to the corresponding prior year periods. The increase in net sales in local currencies of our food retailing products for the three months ended September 30, 2015 is driven by strong project activity in the Americas offset in part by reduced net sales in Europe.
Gross profit
Gross profit as a percentage of net sales was 56.2% and 54.6% for the three months ended September 30, 2015 and 2014, respectively, and 55.8% and 53.9% for the nine months ended September 30, 2015 and 2014, respectively.

Gross profit as a percentage of net sales for products was 59.8% and 57.8% for the three months ended September 30, 2015 and 2014, respectively, and 59.7% and 57.5% for the nine months ended September 30, 2015 and 2014, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 43.6% and 43.5% for the three months ended September 30, 2015 and 2014, respectively, and 42.5% and 42.0% for the nine months ended September 30, 2015 and 2014, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2015 includes the benefit of hedging gains and currency translation, favorable price realization, increased sales volume, and reduced material costs, offset in part by investments in our field service organization.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.9% and 4.8% for the three months ended September 30, 2015 and 2014, respectively, and 5.1% for both the nine months ended September 30, 2015 and 2014. Research and development expenses decreased 2% in U.S. dollars and increased 3% in local currencies for the three months ended September 30, 2015, and decreased 4% in U.S. dollars and increased 1% in local currencies for the nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014, relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 29.1% and 29.6% for the three months ended September 30, 2015 and 2014, respectively, and were 30.4% and 30.3% for the nine months ended September 30, 2015 and 2014. Selling, general and administrative expenses decreased 6% in U.S. dollars and increased 1% in local currencies for the three months ended September 30, 2015, and decreased 3% in U.S. dollars and increased 3% in local currencies for the nine months ended September 30, 2015, compared to the corresponding periods in 2014. The increase includes additional investments in our field sales organization and higher employee benefit costs, offset in part by lower cash incentive expense and benefits from our cost savings programs during the three months ended September 30, 2015.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $7.8 million and $7.2 million for the three months ended September 30, 2015 and 2014, respectively, and $22.9 million and $21.6 million for the nine months ended September 30, 2015 and 2014, respectively.
Interest expense was $7.0 million and $6.0 million for the three months ended September 30, 2015 and 2014, respectively, and $20.7 million and $17.6 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in interest expense for the three and nine month periods ended September 30, 2015 is primarily a result of an increase in average borrowings.
Other charges (income), net consist primarily of (gains) losses from foreign currency transactions and hedging activity, interest income and other items.

The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three and nine months periods ended September 30, 2015 and 2014. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	%	2015	2014	%
Total net sales	$238,934	$216,299	10%	$661,636	$615,559	7%
Net sales to external customers	$217,713	$196,241	11%	$599,283	$553,590	8%
Segment profit	$40,529	$30,695	32%	$101,719	$84,715	20%

Total net sales increased 10% and 7% for the three and nine months ended September 30, 2015 compared with the corresponding periods in 2014. Net sales to external customers increased 11% and 8% for the three and nine months ended September 30, 2015, respectively. The increase in total net sales and net sales to external customers for the three months ended September 30, 2015 reflects strong sales growth in most product categories.
Segment profit increased $9.8 million and $17.0 million for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in segment profit for the three months ended September 30, 2015 primarily related to increased sales and benefits from our cost savings programs, offset in part by increased sales and service investments.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	%1)	2015	2014	%1)
Total net sales	$140,063	$147,919	(5)%	$406,323	$431,454	(6)%
Net sales to external customers	$32,867	$35,375	(7)%	$97,325	$102,522	(5)%
Segment profit	$39,772	$35,924	11%	$109,996	$100,069	10%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 5% in U.S. dollars and was flat in local currency for the three months ended September 30, 2015, compared to the corresponding periods in 2014, and decreased 6% in U.S. dollars and 1% in local currency for the nine months ended September 30, 2015. Net sales to external customers decreased 7% in U.S. dollars and 3% in local currency for the three months ended September 30, 2015 and decreased 5% in U.S. dollars and 1% in local currency for the nine months ended September 30, 2015, compared to the corresponding periods in 2014. The decrease in local currency net sales to external customers for the three month period ended September 30, 2015 includes volume declines in industrial-related products related to soft market conditions, offset in part by growth in our laboratory-related products.
Segment profit increased $3.8 million and $9.9 million for the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Segment profit includes the benefit of currency hedging, the impact of favorable inter-segment price realization and reduced material costs, offset in part by unfavorable foreign currency translation.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	%1)	2015	2014	%1)
Total net sales	$183,018	$206,165	(11)%	$530,137	$593,122	(11)%
Net sales to external customers	$150,523	$174,089	(14)%	$442,742	$504,172	(12)%
Segment profit	$26,789	$29,612	(10)%	$70,476	$74,173	(5)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 11% in U.S. dollars and increased 4% in local currencies for the three months ended September 30, 2015 and decreased 11% in U.S. dollars and increased 7% in local currencies for the nine months ended September 30, 2015, compared to the corresponding periods in 2014. Net sales to external customers decreased 14% in U.S. dollars and increased 2% in local currencies for the three months ended September 30, 2015, and decreased 12% in U.S. dollars and increased 6% in local currencies for the nine months ended September 30, 2015, compared to the corresponding periods in 2014. Total net sales and net sales to external customers for the three and nine months ended September 30, 2015 includes strong growth across most laboratory-related products due to volume increases and favorable price realization, offset in part by a decline in product inspection for the three months ended September 30, 2015.

Segment profit decreased $2.8 million and $3.7 million for the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014 primarily due to unfavorable foreign currency translation and increased sales and service investments, offset in part by increased total net sales in local currencies.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	%1)	2015	2014	%1)
Total net sales	$146,215	$149,323	(2)%	$412,431	$413,808	0%
Net sales to external customers	$96,716	$107,907	(10)%	$274,178	$299,450	(8)%
Segment profit	$41,665	$43,472	(4)%	$111,080	$113,756	(2)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 2% in U.S. dollars and was flat in local currency for the three months ended September 30, 2015 and was flat in both U.S. dollars and local currency for the nine months ended September 30, 2015, compared to the corresponding periods in 2014. Net sales to external customers decreased 10% in U.S. dollars and 9% in local currency for the three months ended September 30, 2015 and decreased 8% in both U.S. dollars and local currency during the nine months ended September 30, 2015, compared to the corresponding periods in 2014. The decrease in net sales to external customers during the three and nine months ended September 30, 2015 reflects a significant sales volume decline in industrial-related products offset in part by growth in laboratory-related products and food retailing. Net sales to external customers in local currency for our industrial-related products decreased 19% for both the three and nine months ended September 30, 2015.

Segment profit decreased $1.8 million and $2.7 million for the three and nine month periods ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease in segment profit for the three and nine months ended September 30, 2015 includes a reduction in net sales to external customers, and increased sales and service investments, offset in part by favorable price realization and favorable business mix.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2015	2014	%1)	2015	2014	%1)
Total net sales	$108,349	$117,352	(8)%	$313,343	$333,767	(6)%
Net sales to external customers	$106,335	$115,488	(8)%	$308,384	$328,821	(6)%
Segment profit	$13,400	$13,148	2%	$32,372	$33,236	(3)%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales and net sales to external customers decreased 8% in U.S. dollars and increased 7% in local currencies for the three months ended September 30, 2015 and decreased 6% in U.S. dollars and increased 5% in local currencies for the nine months ended September 30, 2015 compared to the corresponding periods in 2014. The increase in local currency total net sales and net sales to external customers includes strong volume growth and increased price realization in several countries, offset in part by a significant sales volume declines in Russia and Brazil.

Segment profit increased $0.3 million and decreased $0.9 million for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in segment profit for the three months ended September 30, 2015 includes increased local currency sales offset by unfavorable currency translation and increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $289.8 million during the nine months ended September 30, 2015, compared to $278.2 million in the corresponding period in 2014. The increase in 2015 includes higher net earnings and the timing of tax payments in the prior year, offset in part by the timing of accounts receivables collections in the prior year and increased cash incentive payments of approximately $14 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $56.8 million for the nine months ended September 30, 2015 compared to $61.4 million in the corresponding period in 2014.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In September 2015, we consummated acquisitions totaling $16.6 million, including the acquisition of a real-time monitoring water purity technology for an estimated aggregate purchase price of $14.7 million that will be integrated into our process analytics product offering. We may be required to pay additional cash consideration related to an earn-out period. Goodwill recorded in connection with the acquisition totaled $8.7 million, which is included in the our U.S. Operations segment. We also recorded $6.8 million of identified intangibles primarily pertaining to technology in connection with the acquisitions, which will be amortized on a straight-line basis over 10 years.

We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of September 30, 2015, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2015:

	September 30, 2015
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125m Senior Notes due July 17, 2030	—	139,962	139,962
$800 million Credit Agreement, interest at LIBOR plus 75 basis points	100,000	11,769	111,769
Other local arrangements	283	20,778	21,061
Total debt	450,283	172,509	622,792
Less: current portion	(283)	(20,778)	(21,061)
Total long-term debt	$450,000	$151,731	$601,731

As of September 30, 2015, we had $683.4 million available under our credit agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

Share Repurchase Program

As of September 30, 2015, we had $107.2 million of remaining availability under the Company's share repurchase program. In November 2015, the Company's Board of Directors authorized an additional $1.5 billion to the share repurchase program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 24.2 million shares since the inception of the program through September 30, 2015. During the nine months ended September 30, 2015 and 2014, we spent $371.2 million and $296.5 million on the repurchase of 1,167,796 shares and 1,186,215 shares at an average price per share of $317.86 and $249.91, respectively. We also reissued 281,627 shares and 246,551 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2015 and 2014, respectively.

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

We entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts at September 30, 2015 is Euro 26.7 million and 1.20 for contracts that mature in 2015, and Euro 66.5 million and 1.19 for contracts that mature in 2016, respectively. In September 2011, the Swiss National Bank established an exchange rate floor of 1.2 Swiss francs per euro which was abandoned in January 2015 after we entered into the previously mentioned foreign currency forward contracts. The Swiss National Bank's abandonment of the euro exchange rate floor resulted in an immediate strengthening of the Swiss franc against the euro and U.S. dollar. Absent these forward currency contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.1 million to $1.3 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.5 million to $0.7 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Euro. Based on our outstanding debt at September 30, 2015, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $19.2 million in the reported U.S. dollar value of our debt.

Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03, to ASC 835-30 "Interest - Imputation of Interest." ASU 2015-03 will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15 and update to ASU 2015-03, which addresses the accounting for debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortized over the term of the arrangements. The guidance becomes effective for financial statements issued for fiscal years beginning January 1, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on the consolidated financial position of the Company.
In May 2014, the FASB issued ASU 2014-09, to ASC 606 "Revenue from Contracts with Customers." ASU 2014-09 provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The guidance becomes effective for the Company for the year beginning January 1, 2018. We are currently evaluating the impact the adoption of this guidance will have on the consolidated results of operations, financial position and disclosures.

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
As of September 30, 2015, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2015 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

July 1 to July 30, 2015	113,361	$340.18	113,361	$192,337
August 1 to August 31, 2015	132,441	$321.61	132,441	$149,740
September 1 to September 30, 2015	144,746	$294.20	144,746	$107,153
Total	390,548	$316.84	390,548	$107,153

As of September 30, 2015, the Company had $107.2 million of remaining availability under the Company's share repurchase program. In November 2015, the Company's Board of Directors authorized an additional $1.5 billion to the share repurchase program. We have purchased 24.2 million shares since the inception of the program through September 30, 2015.
During the nine months ended September 30, 2015 and 2014, we spent $371.2 million and $296.5 million on the repurchase of 1,167,796 shares and 1,186,215 shares at an average price per share of $317.86 and $249.91, respectively. We also reissued 281,627 shares and 246,551 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2015 and 2014, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	November 6, 2015	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith