Form 10-K
period 2015-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2016-02-04
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of January 29, 2016 there were 26,980,942 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2015 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015) was approximately $9.5 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2015	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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
Our business is geographically diversified, with net sales in 2015 derived 32% from Europe, 39% from North and South America, and 29% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in 1997.
Business Segments
We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. See Note 17 to the audited consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations by Reportable Segment” for detailed results by segment and geographic region.
We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and services are described below. We also describe our customers and distribution, sales and service, research and development, manufacturing, and certain other matters. These descriptions apply to substantially all of our products and related reportable segments.
Laboratory Instruments
We make a wide variety of precision laboratory instruments in the sample preparation, synthesis, analytical bench top, and material characterization areas. Our portfolio includes laboratory balances, liquid pipetting solutions, titrators, physical value analyzers, thermal analysis systems, and other analytical instruments, such as moisture analyzers and density refractometers. The laboratory instruments business accounted for approximately 48% of our net sales in 2015, 47% in 2014, and 46% in 2013.
Laboratory Balances
Our laboratory balances have weighing ranges from one ten-millionth of a gram up to 64 kilograms. To cover a wide range of customer needs and price points, we market our balances in a range of product tiers offering different levels of functionality. We also provide filter weighing and powder dosing automated systems. Based on the same weighing technology platform, we also manufacture mass comparators, which are used by weights and measures regulators as well as laboratories to ensure the accuracy of reference weights. Laboratory balances are primarily used in the pharmaceutical, food, chemical, cosmetics, academia, and other industries.

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
pH meters measure acidity in laboratory samples. We also sell density and refractometry instruments, which measure chemical concentrations in solutions. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing the loss on drying method, and UV/VIS spectrophotometers that optimize spectroscopic workflows.
Laboratory Software
LabX, our PC-based laboratory embedded software platform, manages and analyzes data generated by our balances, titrators, pH meters, moisture analyzers, and other analytical instruments like UV/VIS spectrophotometers. LabX provides full network capability; assists with workflow automation; has efficient, intuitive protocols; and enables customers to collect and archive data in compliance with the U.S. Food and Drug Administration’s traceability requirements for electronically stored data (also known as 21 CFR Part 11).
Automated Chemistry Solutions
Our current automated chemistry solutions focus on selected applications in the chemical and drug discovery process. Our automated lab reactors and in situ analysis systems are considered integral to the process development and scale-up activities of our customers. Our on-line measurement technologies, based on infrared and laser light scattering, enable customers to monitor chemical reactions and crystallization processes in real time in the lab and plant. In situ samples allow overnight sampling and testing. We believe that our portfolio of integrated technologies can bring significant efficiencies to the development process, enabling our customers to bring new chemicals and drugs to market faster.
Process Analytics
Our process analytics business provides instruments for the in-line measurement of liquid and gas parameters used primarily in the production process of pharmaceutical, biotech, beverage, microelectronics, chemical, and refining companies, as well as power plants. Close to half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meet the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards like the USP (US Pharmacopoeia) regulations for ultrapure water quality. We are a leading solution provider for liquid analytical measurement to control and optimize production processes. Our solutions include sensor and analyzer technology for measuring pH, dissolved oxygen, carbon dioxide, conductivity, turbidity, ozone, total organic carbons, bioburden, sodium, and silica, as well as laser analyzers for gas measurement. Intelligent sensor diagnostics capabilities enable improved asset management solutions for our customers to reduce process downtime and maintenance costs. Our instruments offer leading multi-parameter capabilities and plant-wide control system integration, which are key for integrated measurement of multiple parameters to secure production quality and efficiency. With a worldwide network of specialists, we support customers in critical process applications, compliance, and systems integration questions.
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 43% of our net sales in 2015, 44% in 2014, and 45% in 2013.
Industrial Weighing Instruments
We offer a comprehensive line of industrial scales and weighing devices, such as bench scales, floor scales and weigh modules for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to quality completeness control in discrete manufacturing to weighing packages at the end of the line. Our products are used in a wide range of applications, such as counting applications, formulating and mixing ingredients, and quality control.
Industrial Terminals
Our industrial scale terminals collect data and integrate it into manufacturing processes, helping to automate them. Our terminals allow users to remotely download formulation recipes or access setup data and can minimize downtime through predictive rather than reactive maintenance.
Transportation and Logistics
We supply automatic dimensional measurement and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies. With these solutions, customers can measure the weight and cubic volume of packages for appropriate billing, load management, and quality control. Our solutions also integrate into customers’ information systems.
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
Industrial Software
We offer software that can be used with our industrial instruments. Examples include FreeWeigh.Net, statistical quality control software, FormWeigh.Net, our formulation/batching software; and DataBridge, which supports the operation of vehicle scales. FreeWeigh.Net and FormWeigh.Net provide full network capability and enable customers to collect and archive data in compliance with FDA 21 CFR Part 11.

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
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. The scale screen display allows for in-store marketing, which is supposed to encourage consumers in the store to make more purchase decisions at the point of sale. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 9% of our net sales in 2015, 2014, and 2013.
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

We have a diversified customer base, with no single customer accounting for more than 1% of 2015 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2015, our sales and service group consisted of approximately 6,800 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in 39 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expansion of our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers' locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on demand services, and replacement parts) accounted for approximately 22% of our net sales in 2015, 2014, and 2013. A significant portion of this amount is derived from the sale of replacement parts.
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

Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested almost $360 million in research and development ($119.1 million in 2015, $123.3 million in 2014, and $116.3 million in 2013), which is approximately 5% of net sales for each year. Our research and development efforts fall into two categories:

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
We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing, and product engineering. We have approximately 1,300 employees in research and development and product engineering in countries around the globe.
Manufacturing
We are a worldwide manufacturer, with facilities principally located in China, Switzerland, the United States, Germany, and the United Kingdom. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated demand. We expect to make increased investments in manufacturing facilities of $80 million to $90 million over the next two years.
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

Employees
Our total workforce was 13,500 throughout the world, including employees and 1,000 of temporary personnel, as of December 31, 2015, and includes approximately 5,100 in Europe, 3,600 in North and South America, and 4,800 in Asia and other countries.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a substantial number of our employees. Approximately 600 employees in Germany and France are represented by unions.
Sustainability
We believe a sustainable business is one positioned for long-term growth and for us it defines our approach to decision making, from how we manage our impact on the environment to our relationships with employees, customers, and shareholders. In 2014, we published our latest sustainability report, which measures progress and highlights accomplishments since our last report. We followed the Global Reporting Initiative G4 guidelines. Our GreenMT program is designed to help save energy and resources and at the same time realize financial benefits. We are now working on making significant reductions in our emissions by finding new ways of managing our vehicle fleets, incorporating new design features into our products, improving the energy efficiency of our buildings and processes, and looking at how we source the electricity we use in our facilities. We think these efforts will produce a favorable impact on the environment as well as potential savings in future periods.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a new global operating model with standardized, automated and integrated processes, and high levels of global data transparency. It encompasses a new enterprise architecture, with a global, single instance ERP system. Within our IT systems, we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss, Chinese, and certain U.S., German, and U.K. operations and have approximately two-thirds of the program completed as measured in users. We will continue to implement the program in additional locations over the coming years.
Intellectual Property
We hold over 5,000 patents and trademarks (including pending applications), primarily in the United States, Switzerland, Germany, the United Kingdom, Italy, France, Japan, China, South Korea, Brazil, and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
Company Website and Information
You can find our website on the Internet at www.mt.com. The website contains information about us and our operations. The information contained on our website is not included in, or incorporated by reference into, this annual report on Form 10-K. You can view and download free of charge copies of each of our filings with the SEC on Form 10-K, Form 10-Q, Form 8-K, and Schedule 14A and all amendments to those reports by accessing www.mt.com, clicking on About Us, Investor Relations, and then clicking on SEC Filings. You may also read and copy these filings at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for 16% of sales to external customers, approximately 30% of our global production, and 29% of total segment profit during 2015. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us.
Including the following:

•	countries may revise or alter their respective legal and regulatory requirements;

•	local tariffs and trade barriers;

•	difficulties in staffing and managing local operations and/or mandatory salary increases;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•
nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $39 million of cash at December 31, 2015 in our Chinese subsidiaries;

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
We are required to comply with various import, export control, and economic sanctions laws, which may affect our transactions with certain customers, business partners, and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies, and in other circumstances, we may be required to obtain an export license before exporting a controlled item. We follow all relevant laws and continue to do business in Russia. Sanctions imposed on business in Russia will likely continue to affect the economy and our business in Russia. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation.
During 2015, China, Russia, and Brazil accounted for 18% of our sales to external customers and declined 11% in local currencies as customer investments have slowed due to a variety of economic factors. In particular, Chinese market conditions continue to reflect overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. The timing of a market stabilization or recovery in China, Russia, and Brazil remains uncertain. Growth in other emerging markets can also be expected to be volatile.

We sell primarily to companies in developed countries. An economic downturn in these countries could hurt our operating results.
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
In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro which was abandoned in January 2015. The Swiss National Bank's abandonment of the euro exchange rate floor resulted in an immediate strengthening of the Swiss franc against the euro and U.S. dollar. Excluding the effects of any foreign currency hedging contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million to $1.4 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.4 million to $0.6 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $0.3 million to $0.5 million annually.
In 2015, the U.S. dollar strengthened against most of the major currencies throughout the world. The strength of the U.S. dollar may have a significant negative impact on the Company’s financial performance in the future.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2015, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $19.2 million in the reported U.S. dollar value of our debt.
Concerns regarding the Eurozone debt levels and market perception concerning the instability of the euro could affect our operating profits.
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
We are vulnerable to system failures and data loss risks, including those that may be related to cyber security attacks, which could harm our business.
We rely on our technology infrastructure to interact with suppliers, sell our products and services, support our customers, fulfill orders, and bill, collect, and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist or hacker attacks, malicious employees or employee negligence, computer viruses, and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in interruptions in our services, fraudulent loss of assets, or unauthorized disclosure of confidential information, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our services or data loss as a result of system failures.
Customers may use our products to generate or manage confidential information. Though we take steps to ensure our products are secure, it is possible customers could lose confidential information stored on our products. If a customer alleges security failures in our products cause or contribute to a loss, we could face harm to our reputation and financial condition and legal liability.
We also are in the process of implementing a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over several years with the initial go-live rollout having occurred in 2010. We have implemented the program in our Swiss, Chinese, and certain U.S., German, and U. K. operations and have approximately two-thirds of the program implemented, as measured in users. If the implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition, or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation will increase our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
We operate in highly competitive markets, and it may be difficult for us to preserve operating margins, gain market share, and maintain a technological advantage.
Our markets are highly competitive. Many are fragmented both geographically and by application, particularly the industrial and food retailing markets. As a result, we face numerous regional or specialized competitors, many of which are well established in their markets. In addition, some of our competitors are divisions of larger companies with potentially greater financial and other resources than our own. There has also been an increase in the consolidation of precision instrument companies in recent years. Any consolidation within our market could result in competitors becoming larger and having greater financial and other resources than our own. Some of our competitors are domiciled or operate in emerging markets and may have a lower cost structure than ours. We are confronted with new competitors in emerging markets which, although relatively small in size today, could become larger companies in their home markets. Given the sometimes significant growth rates of these emerging markets, and in light of their cost advantage over developed markets, emerging market competitors could become more significant global competitors. Taken together, the competitive forces present in our markets could harm our operating margins. We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that our products and services have advantages over our competitors, we may not be able to realize and maintain these advantages.
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
Our products are used extensively in the pharmaceutical, food and beverage, and chemical industries. Consolidation in these industries hurt our sales in prior years. Recently, there has been an increase in consolidation within these industries. A prolonged economic downturn or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. A decline in government funding of research or education could reduce some customers' ability to purchase our products.
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
We sell some products through third parties, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Violations of the FCPA or similar anti-bribery laws by distributors or other third party intermediaries could materially impact our business. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.
A widespread outbreak of an illness or other health issue, terrorism attack, or other geopolitical crisis could negatively affect our business, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.
In recent years, a number of countries have experienced outbreaks of the H1N1 influenza (swine flu) or, in the Asia Pacific region, outbreaks of SARS and/or avian influenza (bird flu), and more recently, Ebola outbreaks in parts of Africa. Despite the implementation of certain precautions, we are susceptible to such outbreaks. Also, our global operations are susceptible to global events, including natural disasters, acts or threats of war or terrorism, international conflicts, and threats to political stability. As a result of such events, businesses can be shut down and individuals can become ill, quarantined, or otherwise unable to work. These events, particularly in North America, Europe, China, or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. If our operations are curtailed, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.
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
Our success depends on our ability to obtain, maintain, and enforce patents on our technology, maintain our trademarks, and protect our trade secrets. Our patents may not provide complete protection, may expire, and competitors may develop similar products that are not covered by our patents. Our patents may also be challenged by third parties and invalidated or narrowed. We may experience a decline in sales and/or profitability if any of these things occur. Competitors sometimes seek to take advantage of our trademarks or brands in ways that may create customer confusion or weaken our brand. Improper use or disclosure of our trade secrets may still occur.
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
Key employees could leave the Company. If any key employees stopped working for us, our operations could be harmed. Important R&D personnel may leave and join competitors, which could substantially delay or hinder ongoing development projects. We have no key man life insurance policies with respect to any of our senior executives.
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
We may be adversely affected by regulations and market expectations related to sourcing and our supply chain, including conflict minerals.
In August 2012, the SEC adopted disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten, or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacturing of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may not be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.
Future laws, regulations, or customers may make additional demands on supply chain transparency. These demands can include more transparency into the activities of our suppliers with regards to human rights and sustainable sourcing. We have significant protections in place to ensure we partner with responsible suppliers, but increased demands may cause us to incur increased supply chain costs. If we can't satisfy customers' demands, we may lose business, and if we can't meet new regulatory requirements we may have to alter our sourcing at increased expense.
We may be adversely affected by failure to comply with regulations of governmental agencies or by the adoption of new regulations.
Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, including design and development, product safety, labeling, manufacturing, promotion, sales, and distribution. We also operate a global business and are subject to various laws and regulations in the many markets we do business, including those relating to competition, employment and labor practices, international trade, and corruption. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practice or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to investigation costs, reputational harm, fines, criminal prosecution, and other damages that could impact our profitability.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2015, our consolidated balance sheet included goodwill of $446.3 million and other intangible assets of $115.3 million.
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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2015, we had total indebtedness of approximately $492.6 million, net of cash of $98.9 million. Our debt instruments allow us to incur substantial additional indebtedness.
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
The note purchase agreements governing our notes and the agreements governing our credit facility contain covenants imposing various restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities. The restrictions these covenants place on us include limitations on our ability to incur liens and consolidate, merge, sell, or lease all or substantially all of our assets. Our credit facility and the note purchase agreements governing our senior notes also require us to meet certain financial ratios.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $800 million. Our credit facility is provided by a group of 13 financial institutions, which individually have between 2% and 14% of the total funding commitment. At December 31, 2015, we had borrowings of $90.4 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $800 million amount available.
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
Our ability to generate and repatriate cash depends in part on factors beyond our control.
Our ability to make payments on our debt and to fund our share repurchase program, planned capital expenditures and research and development efforts depends on our ability to generate and repatriate cash in the future. This is subject to factors beyond our control, including general economic, financial, competitive, legislative, regulatory, governmental, and other factors described in this section.
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
Our ability to fund our share repurchase program is also dependent on our ability to repatriate our international cash flows.  Changes in governmental cash repatriation policies, restrictions, or tax laws could impair our ability to continue our share repurchase program.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland. The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. The properties listed below serve primarily as manufacturing facilities or shared service centers and also typically have a certain amount of space for service, sales and marketing, and administrative activities. The facilities in Giessen, Germany and Viroflay, France are used primarily for sales and marketing. We believe our facilities are adequate for our current and reasonably anticipated future needs.

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, England	Owned	Western European Operations
Salford, England	Leased	Western European Operations
Viroflay, France (two facilities)	Building Owned	Western European Operations
Building Leased
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Building Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Leased	U.S. Operations
Billerica, Massachusetts	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Buildings Owned;	Chinese Operations
Land Leased
Mumbai, India (two facilities)	Buildings Leased	Other Operations

Item 3.	Legal Proceedings
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

	Common Stock Price Range
	High	Low
2015
Fourth Quarter	$345.75	$283.27
Third Quarter	$346.92	$277.62
Second Quarter	$343.44	$317.01
First Quarter	$331.84	$289.09
2014
Fourth Quarter	$305.89	$233.85
Third Quarter	$272.84	$249.99
Second Quarter	$253.18	$223.80
First Quarter	$255.85	$231.19
Holders
At January 29, 2016, there were 58 holders of record of common stock and 26,980,942 shares of common stock outstanding. We estimate we have approximately 39,794 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2010 through December 31, 2015 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.
Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

$250
$200
$150
$100
$50
$0
Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
12-31-10
12-31-11
12-31-12
12-31-13
12-31-14
12-31-15

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Mettler-Toledo	$100	$98	$128	$160	$200	$224
S&P 500 Index	$100	$102	$118	$157	$178	$181
SIC Code 3826 Index	$100	$82	$108	$164	$189	$207

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2015	131,928	$292.13	131,928	$68,610
November 1 to November 30, 2015	124,660	325.43	124,660	1,528,039
December 1 to December 31, 2015	132,413	337.02	132,413	1,483,411
Total	389,001	$318.08	389,001	$1,483,411
The Company has a share repurchase program of which there was $1.5 billion of remaining common shares authorized to be repurchased under the program as of December 31, 2015. This includes the Board of Directors authorization of an additional $1.5 billion to the program in November 2015. The share repurchases are expected to be funded from existing cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 24.6 million common shares since the inception of the program through December 31, 2015, at a total cost of $3.0 billion. During the years ended December 31, 2015 and 2014, we spent $495.0 million and $414.0 million on the repurchase of 1,556,797 shares and 1,617,499 shares at an average price per share of $317.92 and $255.93, respectively.

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

	2015	2014	2013	2012	2011
Statement of Operations Data:
Net sales	$2,395,447	$2,485,983	$2,378,972	$2,341,528	$2,309,328
Cost of sales	1,043,454	1,127,233	1,097,041	1,100,473	1,091,054
Gross profit	1,351,993	1,358,750	1,281,931	1,241,055	1,218,274
Research and development	119,076	123,297	116,346	112,530	116,139
Selling, general, and administrative	700,810	728,582	692,693	684,026	703,632
Amortization	30,951	29,185	24,539	21,357	17,808
Interest expense	27,451	24,537	22,711	22,764	23,226
Restructuring charges(a)	11,148	5,915	19,830	16,687	5,912
Other charges (income), net(b)	(867)	2,230	3,103	1,090	2,380
Earnings before taxes	463,424	445,004	402,709	382,601	349,177
Provision for taxes(c)	110,604	106,763	96,615	91,754	79,684
Net earnings	$352,820	$338,241	$306,094	$290,847	$269,493
Basic earnings per common share:
Net earnings	$12.75	$11.71	$10.22	$9.37	$8.45
Weighted average number of common shares	27,680,918	28,890,771	29,945,954	31,044,532	31,897,779
Diluted earnings per common share:
Net earnings	$12.48	$11.44	$9.96	$9.14	$8.21
Weighted average number of common and common equivalent shares	28,269,615	29,571,308	30,728,482	31,824,077	32,839,365
Balance Sheet Data:
Cash and cash equivalents	$98,887	$85,263	$111,874	$101,702	$235,601
Working capital(d)	183,289	201,441	254,992	242,141	201,718
Total assets	2,018,485	2,009,110	2,152,819	2,022,288	2,114,910
Long-term debt	576,984	335,790	395,960	347,131	476,715
Other non-current liabilities(e)	194,552	218,108	193,170	240,886	209,945
Shareholders’ equity(f)	580,457	719,595	935,052	827,219	781,137
_________________________

(a)	Restructuring charges primarily relate to our global cost reduction programs. See Note 14 to the audited consolidated financial statements.

(b)	Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and hedging activity, and other items.

(c)	The provision for taxes for 2011 includes discrete tax items resulting in a net tax benefit of $3.8 million, primarily related to the favorable resolution of certain prior year tax matters.

(d)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(e)
Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 12 to the audited consolidated financial statements for pension and other post-retirement disclosures.

(f)	No dividends were paid during the five-year period ended December 31, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Net sales in U.S. dollars decreased 4% in 2015 and increased 4% in 2014. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 3% in 2015 and 5% in 2014. Net sales growth during 2015 reflected favorable market conditions in our Western markets, particularly the United States, and our ability to pursue under-penetrated markets, offset in part by reduced market demand in China, Russia, and Brazil. We expect to continue to benefit from our strong global leadership positions, diversified customer base, robust product offering, investment in emerging markets, significant installed base, and the impact of our global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, improving our lead generation and lead nurturing processes, and more effectively pricing our products and services. Currency exchange rate fluctuations negatively impacted net sales as most of our non-U.S. dollar trading currencies, especially the euro, have weakened against the U.S. dollar. While market conditions remain stable in most parts of the world, we continue to see unfavorable market conditions in China, Russia, and Brazil, where customer investments have slowed due to a variety of economic factors. We remain cautious about our sales outlook as the timing of a market stabilization or recovery in these three countries remains uncertain.
With respect to our end-user markets, we experienced increased results during 2015 versus the prior year in our laboratory-related markets, such as pharmaceutical and biotech customers, as well as the laboratories of chemical companies and food and beverage companies. Demand from these markets was generally strong during 2015. The local currency increase in net sales of our laboratory-related products during 2015 was driven by strong volume and favorable price realization in most product categories, including particularly strong growth in automated chemistry and pipettes. These results were offset in part by significant sales volume declines in Brazil and Russia.
Our industrial markets experienced favorable market conditions in the United States and benefited from our customers' focus on brand protection and food safety within our product inspection end-market, but were adversely impacted in 2015 by a significant decline in our industrial-related sales in China, Russia, and Brazil due to reduced market demand related to a variety of economic conditions. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. Our industrial-related products are especially sensitive to changes in economic growth.
Our food retailing markets experienced modest growth during 2015, primarily driven by strong project activity in the United States, offset in part by reduced sales in Europe. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity and new regulations. Similar to our industrial business, emerging markets have also historically provided growth as the expansion of local emerging market economies creates a significant number of new retail stores each year.
In 2016, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. For example, we added more than 200 field sales and service resources to pursue under-penetrated market opportunities and will look to make similar investments to front-end resources in 2016. We also aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, and leveraging our product offering to larger customers through key account management. While this initiative is broad-based, efforts to improve these processes include increased segment marketing and leads generation and nurturing activities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force training and effectiveness, cross-selling, and other sales and marketing topics. Our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world, and we continue to invest in sales and marketing activities aimed at increasing the proportion of our installed base that is under service contract, or selling new products that replace old products in our installed base. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.
Expanding Emerging Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 33% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have over a 25-year track record in China, and our sales in Asia have grown more than 14% on a compound annual growth basis in local currencies since 1999. We have broadened our product offering to the Asian markets and benefit as multinational customers shift production to China. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, market conditions in emerging markets were mixed during 2015 and below our long-term expectations. We experienced a 2% decrease in emerging market local currency sales during 2015 versus the prior year, due to unfavorable market conditions in China, Russia, and Brazil. Chinese market conditions for our industrial products were particularly weak in 2015 related to overcapacity in certain end-user segments and a reduction of credit availability for many local Chinese customers. We also experienced significant sales declines in Russia and Brazil due to reduced market demand. During 2015, China, Russia, and Brazil represented 18% of our global sales to external customers and experienced a decline in sales of 11% in local currencies, while sales in our other emerging markets increased 10% in local currencies. Emerging market sales can be expected to be volatile, and the timing of a market stabilization or recovery in China, Russia, and Brazil remains uncertain. Within China, we are redeploying resources and sales and marketing efforts to the faster-growing segments of pharma, food safety, and environment. We believe the long-term growth of these segments will be favorably impacted by the Chinese government's emphasis on science, high-value industries, and product quality. We expect our laboratory, process analytics, and product inspection businesses will particularly benefit from these segments.
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
Maintaining Cost Leadership. We continue to strive to improve our margins by optimizing our cost structure. For example, we have focused on reallocating resources and better aligning our cost structure to support our investments in market penetration initiatives, higher growth areas, and opportunities for margin improvement. We have also initiated various restructuring programs over the past few years in response to changing market conditions. As previously mentioned, shifting production to China has also been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences, product inspection, and process analytics as three key areas for acquisitions. We also continue to pursue “bolt-on” acquisitions. For example, during the third quarter of 2015, we acquired a real-time water purity technology in the United States that has been integrated into our process analytics product offering.
Results of Operations — Consolidated
Net sales
Net sales were $2,395.4 million for the year ended December 31, 2015, compared to $2,486.0 million in 2014, and $2,379.0 million in 2013. This represents a decrease of 4% in 2015 and an increase of 4% in 2014 in U.S. dollars and an increase of 3% and 5% in local currencies, respectively.
In 2015, our net sales by geographic destination increased in U.S. dollars 6% in the Americas, decreased 12% in Europe, and decreased 5% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2015 by 8% in the Americas and 2% in Europe, and was flat in Asia/Rest of World. Net sales were impacted by significant sales declines in China, Russia, and Brazil. A discussion of sales by operating segment is included below.
As described in Note 17 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products decreased 3% in U.S. dollars and increased 3% in local currencies during 2015 and increased 4% in both U.S. dollars and local currencies in 2014. Service revenue (including spare parts) decreased 5% in U.S. dollars and increased 4% in local currencies in 2015, and increased 7% in U.S. dollars and 8% in local currencies in 2014.
Net sales of our laboratory-related products, which represented approximately 48% of our total net sales in 2015, decreased 1% in U.S. dollars and increased 7% in local currencies during 2015. The local currency increase in net sales of our laboratory-related products during 2015 was driven by strong volume and favorable price realization in most product categories, including particularly strong growth in automated chemistry and pipettes. These results were offset in part by significant sales volume declines in Brazil and Russia.
Net sales of our industrial-related products, which represented approximately 43% of our total net sales in 2015, decreased 7% in U.S. dollars and were flat in local currencies during 2015. Local currency net sales included significant sales volume declines of industrial-related products in China, Russia, and Brazil, offset by strong growth in the United States primarily due to increased volume and favorable price realization across most product categories.
Net sales of our food retailing products, which represented approximately 9% of our total net sales in 2015, decreased 5% in U.S. dollars and increased 2% in local currencies during 2015. The increase in net sales in local currencies of our food retailing products during 2015 was driven by strong project activity in the Americas offset in part by reduced net sales in Europe.
Gross profit
Gross profit as a percentage of net sales was 56.4% for 2015, compared to 54.7% for 2014 and 53.9% for 2013.
Gross profit as a percentage of net sales for products was 60.1% for 2015, compared to 58.1% for 2014 and 57.3% for 2013. Gross profit as a percentage of net sales for services (including spare parts) was 43.6% for 2015, compared to 42.8% for 2014, and 41.7% for 2013.
The increase in gross profit as a percentage of net sales for 2015 includes the benefit of hedging gains and currency translation, favorable price realization, reduced material costs, and improved labor efficiency, offset in part by investments in our field service organization.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 5.0% for both 2015 and 2014 and 4.9% for 2013. Research and development expenses in U.S. dollars decreased 3% in 2015 and increased 6% in 2014, and in local currencies increased 2% in 2015 and increased 5% in 2014, relating to the timing of research and development project activity.
Selling, general, and administrative expenses as a percentage of net sales were 29.3% for both 2015 and 2014, compared to 29.1% for 2013. Selling, general, and administrative expenses decreased 4% in 2015 in U.S. dollars and increased 3% in local currencies and increased 5% in both U.S. dollars and local currencies in 2014. The increase during 2015 includes additional investments in our field sales organization and higher employee benefit costs, offset in part by lower cash incentive expense and benefits from our cost savings programs.
Amortization expense
Amortization expense was $31.0 million in 2015, compared to $29.2 million and $24.5 million in 2014 and 2013, respectively. The increase in amortization expense is primarily related to our investments in information technology, including the Company's Blue Ocean program.
Restructuring charges
During the past few years, we initiated additional cost reduction measures in response to global economic conditions. For the year ended December 31, 2015, we have incurred $11.1 million of restructuring expenses which primarily comprise employee-related costs. See Note 14 to our audited consolidated financial statements for a summary of restructuring activity during 2015.

Other charges (income), net
Other charges (income), net consisted of net income of $0.9 million in 2015, compared to net charges of $2.2 million and $3.1 million in 2014 and 2013, respectively. Other charges (income), net consists primarily of (gains) losses from foreign currency transactions and hedging activity, interest income, and other items.
Interest expense and taxes
Interest expense was $27.5 million for 2015, compared to $24.5 million for 2014 and $22.7 million for 2013.
Our annual effective tax rate was 24% for 2015, 2014, and 2013. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 17 to our audited consolidated financial statements.
U.S. Operations (amounts in thousands)

	2015	2014	2013	Increase (Decrease) in % 2015 vs. 2014	Increase (Decrease) in % 2014 vs. 2013
Net sales	$912,778	$849,598	$801,853	7%	6%
Net sales to external customers	$825,290	$759,135	$718,671	9%	6%
Segment profit	$147,331	$123,080	$126,423	20%	(3)%
The increase in total net sales and net sales to external customers in 2015 reflects strong growth in most product categories.
Segment profit increased $24.3 million in our U.S. Operations segment during 2015, compared to a decrease of $3.3 million during 2014. The increase in segment profit during 2015 is primarily related to increased sales and benefits from our margin expansion initiatives and cost savings programs, offset in part by increased sales and service investments.
Swiss Operations (amounts in thousands)

	2015	2014	2013	Increase (Decrease) in % (1) 2015 vs. 2014	Increase (Decrease) in % (1) 2014 vs. 2013
Net sales	$588,598	$599,752	$568,144	(2)%	6%
Net sales to external customers	$134,169	$138,581	$132,240	(3)%	5%
Segment profit	$163,243	$152,090	$129,158	7%	18%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars decreased 2% in 2015 and increased 6% in 2014, and in local currencies increased 3% in 2015 and 4% in 2014. Net sales to external customers in U.S. dollars decreased 3% in 2015 and increased 5% in 2014, and in local currencies increased 1% in 2015 and increased 3% in 2014. The increase in local currency net sales to external customers during 2015 includes growth in our laboratory-related products, offset in part by volume declines in industrial-related products related to soft market conditions.
Segment profit increased $11.2 million in our Swiss Operations segment during 2015, compared to an increase of $22.9 million during 2014. Segment profit includes the benefit of currency hedging, the impact of favorable inter-segment price realization, reduced material costs, and benefits from our cost savings programs, offset in part by unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	2015	2014	2013	Increase (Decrease) in % (1) 2015 vs. 2014	Increase (Decrease) in % (1) 2014 vs. 2013
Net sales	$750,632	$833,104	$786,327	(10)%	6%
Net sales to external customers	$623,153	$708,755	$674,278	(12)%	5%
Segment profit	$108,539	$120,580	$111,951	(10)%	8%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars decreased 10% in 2015 and increased 6% in 2014, and in local currencies increased 6% in both 2015 and 2014. Net sales to external customers in U.S. dollars decreased 12% in 2015 and increased 5% in 2014, and in local currencies increased 4% in 2015 and 6% in 2014. The increase in local currency total net sales and net sales to external customers during 2015 includes strong growth across most laboratory-related products due to volume increases and favorable price realization, offset in part by a decline in food retailing.
Segment profit decreased $12.0 million in our Western European Operations segment during 2015, compared to an increase of $8.6 million in 2014. Segment profit decreased primarily due to unfavorable foreign currency translation and increased sales and service investments, offset in part by increased total net sales in local currencies and benefits from our margin expansion initiatives and cost savings programs.
Chinese Operations (amounts in thousands)

	2015	2014	2013	Increase (Decrease) in % (1) 2015 vs. 2014	Increase (Decrease) in % (1) 2014 vs. 2013
Net sales	$559,895	$571,164	$556,215	(2)%	3%
Net sales to external customers	$376,291	$415,474	$407,131	(9)%	2%
Segment profit	$153,314	$160,793	$152,459	(5)%	5%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars decreased 2% in 2015 and increased 3% in 2014, and in local currencies decreased 1% in 2015 and increased 2% in 2014. Net sales to external customers in U.S. dollars decreased 9% in 2015 and increased 2% in 2014, and in local currencies decreased 8% in 2015 and increased 1% in 2014. The decrease in net sales to external customers during 2015 reflects a significant sales volume decline in industrial-related products, offset in part by growth in laboratory-related products and food retailing. Net sales to external customers in local currency for our industrial-related products decreased 18% during 2015.
Segment profit decreased $7.5 million in our Chinese Operations segment during 2015, compared to an increase of $8.3 million in 2014. The decrease in segment profit during 2015 includes a reduction in net sales to external customers and increased sales and service investments, offset in part by favorable price realization and favorable business mix.

Other (amounts in thousands)

	2015	2014	2013	Increase (Decrease) in % (1) 2015 vs. 2014	Increase (Decrease) in % (1) 2014 vs. 2013
Net sales	$444,631	$471,565	$452,960	(6)%	4%
Net sales to external customers	$436,544	$464,038	$446,652	(6)%	4%
Segment profit	$50,454	$52,461	$49,673	(4)%	6%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales and net sales to external customers in U.S. dollars decreased 6% in 2015 and increased 4% in 2014, and in local currencies increased 5% and 8% in 2015 and 2014, respectively. The increase in local currency total net sales and net sales to external customers includes strong volume growth and increased price realization in several countries, offset in part by significant sales volume declines in Russia and Brazil.
Segment profit decreased $2.0 million in our Other segment during 2015, compared to an increase of $2.8 million during 2014. The decrease in segment profit during 2015 includes unfavorable currency translation and increased sales and service investments, offset in part by increased local currency net sales.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases, and acquisitions. Global market conditions are uncertain, and our ability to generate cash flows could be reduced by a deterioration in global market conditions.
Cash provided by operating activities totaled $426.9 million in 2015, compared to $418.9 million in 2014 and $345.9 million in 2013. The increase in 2015 includes higher net earnings, voluntary pension payments of $18 million in the prior year, and increased customer deposits, offset in part by increased cash incentive payments of $14 million and higher inventory levels.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $82.5 million in 2015, $89.4 million in 2014, and $82.3 million in 2013. We expect to make increased investments in manufacturing facilities of $80 million to $90 million over the next two years.
Cash flows used in financing activities during 2015 included proceeds from the issuance of our $125 million 4.24% Senior Notes and Euro 125 million 1.47% Euro Senior Notes, offset by the payment of our $100 million 6.30% Senior Notes. As further described below, in accordance with our share repurchase plan, we repurchased 1,556,797 shares and 1,617,499 shares in the amount of $495.0 million and $414.0 million during 2015 and 2014, respectively.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In September 2015, we consummated acquisitions totaling $16.6 million, including the acquisition of a real-time monitoring water purity technology for an estimated aggregate purchase price of $14.7 million that will be integrated into our process analytics product offering. We may be required to pay additional cash consideration related to an earn-out period. Goodwill recorded in connection with the acquisition totaled $9.0 million, which is included in our U.S. Operations segment. We also recorded $6.8 million of identified intangibles primarily pertaining to technology in connection with the acquisitions, which will be amortized on a straight-line basis over 10 years.

We plan to repatriate earnings from China, Switzerland, Germany, Luxembourg, the United Kingdom, and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of December 31, 2015, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
3.67% Senior Notes
In 2012, we issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
The 3.67% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The agreement contains customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2015.
Issuance costs approximating $0.4 million are being amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
4.10% Senior Notes
In 2013, we issued and sold $50 million of 4.10% Senior Notes due September 19, 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company. Interest on the 4.10% Senior Notes is payable semi-annually in March and September of each year, beginning in March 2014.
The 4.10% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. We were in compliance with these covenants at December 31, 2015.
Issuance costs approximating $0.4 million are being amortized to interest expense over the ten-year term of the 4.10% Senior Notes.
3.84% Senior Notes and 4.24% Senior Notes
In the second quarter of 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and issued $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. Interest on the 3.84% Senior Notes is payable semi-annually in March and September each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December each year, beginning in December 2015. The 4.24% Senior Notes were used to repay $100 million of 6.30% Senior Notes which were due June 25, 2015.

The 3.84% Senior Notes and 4.24% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.84% Senior Notes and 4.24% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2015.
Issuance costs approximating $0.9 million are being amortized to interest expense over the ten-year term of the Senior Notes.
1.47% Euro Senior Notes
In June 2015, the Company issued in private placement the Euro 125 million fifteen- year Senior Notes with a fixed interest rate of 1.47% ("1.47% Euro Senior Notes"). The Euro Senior Notes are senior unsecured obligations of the Company. The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in a euro-functional currency foreign subsidiary to reduce foreign currency translation risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain recorded in other comprehensive income (loss) related to this net investment hedge was $3.6 million for the period ended December 31, 2015.
Issuance costs approximating $0.4 million are being amortized to interest expense over the fifteen year term of the Euro Senior Notes.
Credit Agreement
In 2015, we entered into an $800 million Amended Credit Agreement (the "Credit Agreement"), which replaced our $800 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). The Credit Agreement is provided by a group of financial institutions (similar to our Prior Credit Agreement) and has a maturity date of December 17, 2020. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our consolidated leverage ratio, which was, as of December 31, 2015, set at LIBOR plus 87.5 basis points. We must also pay facility fees that are tied to our leverage ratio. The Credit Agreement contains covenants that are substantially similar to those contained in our previously issued debt as described above, with which we were in compliance as of December 31, 2015. The Credit Agreement also places certain limitations on us, including limiting our ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. We incurred approximately $0.1 million of debt extinguishment costs during 2015 related to the Prior Credit Agreement. We capitalized $1.1 million in financing fees during 2015 associated with the Credit Agreement which will be amortized to interest expense through 2020. As of December 31, 2015, approximately $704.7 million was available under the facility.

Our short-term borrowings and long-term debt consisted of the following at December 31, 2015:

	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	$50,000	$—	$50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24% due June 25, 2025	125,000	—	125,000
Euro 125 million Senior Notes, interest 1.47% due June 17, 2030	—	136,575	136,575
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	69,032	21,377	90,409
Other local arrangements	—	14,488	14,488
Total debt	419,032	172,440	591,472
Less: current portion	—	(14,488)	(14,488)
Total long-term debt	$419,032	$157,952	$576,984

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
Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short and long-term debt	$591,472	$14,488	$—	$—	$576,984
Interest on debt	167,339	19,132	39,441	38,910	69,856
Non-cancelable operating leases	96,549	30,873	37,674	18,498	9,504
Pension and post-retirement funding(1)	19,981	19,981	—	—	—
Purchase obligations	70,818	70,424	394	—	—
Total(1)	$946,159	$154,898	$77,509	$57,408	$656,344

(1)
In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for income taxes or the timing and amounts beyond 2016 for pension and post-retirement funding.

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

Share Repurchase Program
The Company has a share repurchase program of which there was $1.5 billion of remaining common shares authorized to be repurchased under the program as of December 31, 2015. This includes the Board of Directors authorization of an additional $1.5 billion to the program in November 2015. The share repurchases are expected to be funded from existing cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 24.6 million common shares since the inception of the program through December 31, 2015, at a total cost of $3.0 billion. During the years ended December 31, 2015 and 2014, we spent $495.0 million and $414.0 million on the repurchase of 1,556,797 shares and 1,617,499 shares at an average price per share of $317.92 and $255.93, respectively.
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
We entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts is Euro 66.5 million and 1.19 for contracts that mature in 2016. In September 2011, the Swiss National Bank established an exchange rate floor of 1.20 Swiss francs per euro which was abandoned in January 2015 after we entered into the previously mentioned foreign currency forward contracts. The Swiss National Bank's abandonment of the euro exchange rate floor resulted in an immediate strengthening of the Swiss franc against the euro and U.S. dollar. Absent these forward currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million to $1.4 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.4 million to $0.6 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $0.3 million to $0.5 million annually.

In 2015 the U.S. dollar strengthened against most of the major currencies throughout the world. The strength of the U.S. dollar may have a significant negative impact on the Company’s financial performance in the future.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and the euro. Based on our outstanding debt at December 31, 2015, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $19.2 million in the reported U.S. dollar value of our debt.
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
Moreover, there may be differences in inflation rates between countries in which we incur the major portion of our costs and other countries in which we sell products, which may limit our ability to recover increased costs. We remain committed to operations in China, Eastern Europe, and Brazil, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on our operating results. However, as our presence in China and Eastern Europe increases, these inflationary conditions could have a greater impact on our operating results.
Quantitative and Qualitative Disclosures about Market Risk
We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
We have entered into foreign currency forward contracts to hedge certain forecasted intercompany sales and to economically hedge short-term intercompany balances with our international businesses on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of the foreign currency contracts hedging intercompany sales was a $7.1 million asset and the net fair value of the foreign currency contracts hedging short-term intercompany balances was a $0.5 million net asset at December 31, 2015. A sensitivity analysis to changes on the foreign forward contracts indicates that if the Swiss franc declined by 10% relative to the euro, the fair value of foreign currency forward contracts designated as cash flow hedges would decrease by $6.9 million at December 31, 2015. Additionally, a sensitivity analysis to changes on the foreign currency-denominated contracts indicates that if the primary currency (primarily U.S. dollar, Swiss franc, and the euro) declined by 10%, the fair value of derivatives not designated as hedging instruments would increase by $5.7 million at December 31, 2015. Any resulting changes in fair value would be offset by changes in the underlying economic position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”
We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a net loss of $4.1 million at December 31, 2015. Based on our agreements outstanding at December 31, 2015, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $7.1 million. Conversely, a 100-basis-point decrease in interest rates would result in a $7.5 million decrease in the net aggregate market value of these instruments at December 31, 2015. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, trade accounts receivable, inventories, intangible assets, income taxes, and revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements.
Employee benefit plans
The net periodic pension cost for 2015 and projected benefit obligation as of December 31, 2015 were $5.3 million and $154.4 million, respectively, for our U.S. pension plan. The net periodic cost for 2015 and projected benefit obligation as of December 31, 2015 were $6.5 million and $818.3 million, respectively, for our international pension plans. The net periodic post-retirement benefit for 2015 and expected post-retirement benefit obligation as of December 31, 2015 for our U.S. post-retirement medical benefit plan were $5.1 million and $3.3 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2015, the weighted average return on assets assumption was 7.25% for the U.S. plan and 4.6% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $6.5 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2015, the average discount rate assumption was 4.3% for the U.S. plan and 1.3% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $8.9 million after tax.
We made voluntary incremental funding payments of $18 million in 2014 to increase the funded status of our pension plans. In the future, we may make additional mandatory or discretionary contributions to our plans.
In early 2016, in order to reduce the size and potential volatility of our U.S. defined benefit pension plan obligation, we offered approximately 700 former employees who have deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits in early May 2016. The vested benefit obligation associated with these former employees is approximately $32 million, equivalent to 21% of the company's benefit obligation for this U.S. plan. Eligible participants have 45 days to make their election. If the percentage of benefits distributed through the lump sum option exceeds 18% of the benefit obligation associated with these former employees, we anticipate recognizing a one-time non-cash settlement charge of approximately $7 million to $13 million in the second quarter of 2016. The lump sum payments will be funded from existing pension plan assets.
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
Trade accounts receivable
As of December 31, 2015, trade accounts receivable were $411.4 million, net of a $14.4 million allowance for doubtful accounts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.
Inventories
As of December 31, 2015, inventories were $214.4 million.
We record our inventory at the lower of cost or net realizable value. Cost, which includes direct materials, labor, and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of our inventory are made for excess and obsolete items based on usage, orders, and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.
Goodwill and other intangible assets
As of December 31, 2015, our consolidated balance sheet included goodwill of $446.3 million and other intangible assets of $115.3 million.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets is generally based on an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
Both the qualitative and quantitative evaluations consider operating results, business plans, economic conditions, and market data, among other factors. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. Our assessments to date have indicated that there has been no impairment of these assets and the estimated fair values of goodwill and indefinite-lived intangible assets significantly exceed the carrying values.

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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $463.4 million for the year ended December 31, 2015, each increase of $4.6 million in tax expense would increase our effective tax rate by 1%.
Revenue recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a significant post-shipment obligation, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have stand-alone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install, and geographic location.
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
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report which covers our internal control over financial reporting which appears on page F-2.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	49	President and Chief Executive Officer
William P. Donnelly	54	Executive Vice President
Thomas Caratsch	57	Head of Laboratory
Christian Magloth	50	Head of Human Resources
Michael Heidingsfelder	55	Head of Industrial
Simon Kirk	56	Head of Product Inspection
Marc de La Guéronnière	52	Head of European and North American Market Organizations
Waldemar Rauch	53	Head of Process Analytics
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

Simon Kirk joined the Company in January 2012 as Head of Product Inspection. Previously, he worked at Schindler where he served since 2008 as Chief Executive Officer of Jardine Schindler Group, a joint venture responsible for all of Schindler's operations in Southeast Asia. From 2004 until 2008, he was Vice President responsible for Eastern Europe at Schindler. He has also held various management positions at Eaton Corporation, Owens Corning, Imperial Chemical Industries, and British Railways Board.
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
Certifications
Our Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer also provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1, 31.2 and 31.3.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement.

Item 11.	Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2016 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2015” is included within Note 11 to the financial statements.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2016 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2016 Proxy Statement is hereby incorporated by reference.

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
Date: February 4, 2016

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol	President and Chief Executive Officer
Olivier A. Filliol

/s/ William P. Donnelly	Executive Vice President
William P. Donnelly	(Principal Financial Officer)

/s/ Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala	(Principal Accounting Officer)

/s/ Olivier A. Filliol	Director
Olivier A. Filliol

/s/ Wah-Hui Chu	Director
Wah-Hui Chu

/s/ Francis A. Contino	Director
Francis A. Contino

/s/ Connie L. Harvey	Director
Connie L. Harvey

/s/ Michael A. Kelly	Director
Michael A. Kelly

/s/ Hans Ulrich Maerki	Director
Hans Ulrich Maerki

/s/ George M. Milne	Director
George M. Milne

/s/ Thomas P. Salice	Director
Thomas P. Salice

/s/ Robert F. Spoerry	Director
Robert F. Spoerry

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended By-laws of the Company, effective as of May 7, 2015(2)
10.1
Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and certain other financial institutions, dated as of December 17, 2015(3)

10.11
Note Purchase Agreement dated as of October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America.(4)

10.12
Note Purchase Supplement dated July 29, 2013 by and among Mettler-Toledo International Inc., Aviva Life and Annuity Company and Teachers Insurance and Annuity Association of America to a Note Purchase Agreement dated October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America(5)

10.13
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc. and Teachers Insurance and Annuity Association of America. (6)

10.14
Note Purchase Agreement dates as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited and Massachusetts Mutual Life Insurance Company.(7)

10.20	Mettler-Toledo International Inc. 2004 Equity Incentive Plan(8)
10.21	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(9)
10.22	Mettler-Toledo International Inc. 2013 Equity Incentive Plan(10)
10.31	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(11)
10.32	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(11)
10.50	Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(9)
10.51	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(12)
10.52	Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(13)
10.54	Employment Agreement between Michael Heidingsfelder and Mettler-Toledo International Inc., dated as of November 30, 2011 (16)
10.55	Employment Agreement between Simon Kirk and Mettler-Toledo International Inc., dated as of November 28, 2011(16)
10.56	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(12)
10.57	Employment Agreement between Waldemar Rauch and Mettler-Toledo International Inc., dated as of June 10, 2011(15)
10.58	Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(13)
10.59	Form of Tax Equalization Agreement between Messrs. Caratsch, Filliol, Kirk, Magloth, and Spoerry, and Mettler-Toledo International Inc., dated October 10, 2007(9)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

E- 1

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated May 11, 2015

(3)	Incorporated by reference to the Company’s Report on Form 8-K dated December 18, 2015

(4)	Incorporated by reference to the Company's Report on Form 8-K dated October 16, 2012

(5)	Incorporated by reference to the Company's Report on Form 8-K dated July 29, 2013

(6)	Incorporated by reference to the Company's Report on Form 8-K dated July 2, 2014

(7)	Incorporated by reference to the Company's Report on Form 8-K dated March 31, 2015

(8)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(9)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(10)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated July 26, 2013 (Reg. No. 333-190181)

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(12)	Incorporated by reference to the Company's Report on Form 10-K dated February 16, 2010

(13)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(14)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(15)	Incorporated by reference to the Company's Report on Form 10-K dated February 13, 2012

(16)	Incorporated by reference to the Company's Report on Form 10-K dated February 8, 2013

*	Filed herewith

E- 2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
of Mettler-Toledo International Inc.
In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 4, 2016

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2015	2014	2013
Net sales
Products	$1,865,884	$1,930,497	$1,860,893
Service	529,563	555,486	518,079
Total net sales	2,395,447	2,485,983	2,378,972
Cost of sales
Products	744,867	810,547	795,225
Service	298,587	316,686	301,816
Gross profit	1,351,993	1,358,750	1,281,931
Research and development	119,076	123,297	116,346
Selling, general, and administrative	700,810	728,582	692,693
Amortization	30,951	29,185	24,539
Interest expense	27,451	24,537	22,711
Restructuring charges	11,148	5,915	19,830
Other charges (income), net	(867)	2,230	3,103
Earnings before taxes	463,424	445,004	402,709
Provision for taxes	110,604	106,763	96,615
Net earnings	$352,820	$338,241	$306,094

Basic earnings per common share:
Net earnings	$12.75	$11.71	$10.22
Weighted average number of common shares	27,680,918	28,890,771	29,945,954
Diluted earnings per common share:
Net earnings	$12.48	$11.44	$9.96
Weighted average number of common and common equivalent shares	28,269,615	29,571,308	30,728,482

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2015	2014	2013

Net earnings	$352,820	$338,241	$306,094

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(52,434)	(82,875)	21,903
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	13,221	(768)	(491)
Effective portion of (gains) losses included in net earnings	(8,261)	1,257	3,496
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(30,759)	(106,837)	30,381
Plan amendments and prior service cost	9,189	1,607	2,371
Amortization of actuarial (gains) losses and plan amendments and prior service cost	9,509	1,614	6,775
Impact of foreign currency	5,835	8,089	(2,010)
Total other comprehensive income (loss), net of tax	(53,700)	(177,913)	62,425

Comprehensive income	$299,120	$160,328	$368,519

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$98,887	$85,263
Trade accounts receivable, less allowances of $14,435 in 2015 and $15,961 in 2014	411,420	435,648
Inventories	214,383	204,531
Current deferred tax assets, net	67,483	62,341
Other current assets and prepaid expenses	70,642	61,647
Total current assets	862,815	849,430
Property, plant, and equipment, net	517,229	511,462
Goodwill	446,284	444,085
Other intangible assets, net	115,252	112,784
Non-current deferred tax assets, net	22,873	30,273
Other non-current assets	54,032	61,076
Total assets	$2,018,485	$2,009,110
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$142,075	$145,896
Accrued and other liabilities	127,645	120,530
Accrued compensation and related items	136,414	136,107
Deferred revenue and customer prepayments	88,829	82,219
Taxes payable	63,241	59,297
Current deferred tax liabilities, net	22,435	18,677
Short-term borrowings and current maturities of long-term debt	14,488	116,164
Total current liabilities	595,127	678,890
Long-term debt	576,984	335,790
Non-current deferred tax liabilities, net	71,365	56,727
Other non-current liabilities	194,552	218,108
Total liabilities	1,438,028	1,289,515
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 27,090,118 and 28,243,007 shares at December 31, 2015 and 2014, respectively	448	448
Additional paid-in capital	697,570	670,418
Treasury stock at cost (17,695,893 and 16,543,004 shares at December 31, 2015 and 2014, respectively)	(2,543,229)	(2,095,656)
Retained earnings	2,692,317	2,357,334
Accumulated other comprehensive income (loss)	(266,649)	(212,949)
Total shareholders’ equity	580,457	719,595
Total liabilities and shareholders’ equity	$2,018,485	$2,009,110

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2012	30,410,006	$448	$638,705	$(1,463,924)	$1,749,451	$(97,461)	$827,219
Exercise of stock options and restricted stock units	398,646	—	—	37,870	(18,125)	—	19,745
Repurchases of common stock	(1,321,577)	—	—	(294,976)	—	—	(294,976)
Tax benefit resulting from exercise of certain employee stock options	—	—	1,906	—	—	—	1,906
Share-based compensation	—	—	12,639	—	—	—	12,639
Net earnings	—	—	—	—	306,094	—	306,094
Other comprehensive income (loss), net of tax	—	—	—	—	—	62,425	62,425
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted stock units	373,431	—	—	39,374	(18,327)	—	21,047
Repurchases of common stock	(1,617,499)	—	—	(414,000)	—	—	(414,000)
Tax benefit resulting from exercise of certain employee stock options	—	—	3,557	—	—	—	3,557
Share-based compensation	—	—	13,611	—	—	—	13,611
Net earnings	—	—	—	—	338,241	—	338,241
Other comprehensive income (loss), net of tax	—	—	—	—	—	(177,913)	(177,913)
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted stock units	403,908	—	—	47,393	(17,837)	—	29,556
Repurchases of common stock	(1,556,797)	—	—	(494,966)	—	—	(494,966)
Tax benefit resulting from exercise of certain employee stock options	—	—	12,929	—	—	—	12,929
Share-based compensation	—	—	14,223	—	—	—	14,223
Net earnings	—	—	—	—	352,820	—	352,820
Other comprehensive income (loss), net of tax	—	—	—	—	—	(53,700)	(53,700)
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$352,820	$338,241	$306,094
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	33,087	33,617	34,765
Amortization	30,951	29,185	24,539
Deferred tax provision	7,258	13,033	8,816
Excess tax benefits from share-based payment arrangements	(12,929)	(3,557)	(1,847)
Share-based compensation	14,223	13,611	12,639
Other	155	211	498
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	1,625	7,492	(28,995)
Inventories	(18,785)	(9,302)	(8,484)
Other current assets	(5,119)	4,392	1,606
Trade accounts payable	1,698	6,298	295
Taxes payable	2,758	1,868	(3,540)
Accruals and other	19,126	(16,177)	(458)
Net cash provided by operating activities	426,868	418,912	345,928
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	949	728	211
Purchase of property, plant, and equipment	(82,506)	(89,388)	(82,349)
Acquisitions	(13,779)	(5,784)	(2,661)
Net hedging settlements on intercompany loans	(5,415)	123	(1,224)
Net cash used in investing activities	(100,751)	(94,321)	(86,023)
Cash flows from financing activities:
Proceeds from borrowings	741,864	628,832	556,059
Repayments of borrowings	(594,477)	(585,867)	(531,045)
Proceeds from exercise of stock options	29,556	21,047	19,745
Repurchases of common stock	(494,966)	(414,000)	(294,976)
Excess tax benefits from share-based payment arrangements	12,929	3,557	1,847
Acquisition contingent consideration paid	(572)	(859)	—
Debt issuance costs	(1,366)	(941)	(1,522)
Net cash provided by (used in) financing activities	(307,032)	(348,231)	(249,892)
Effect of exchange rate changes on cash and cash equivalents	(5,461)	(2,971)	159
Net increase (decrease) in cash and cash equivalents	13,624	(26,611)	10,172
Cash and cash equivalents:
Beginning of period	85,263	111,874	101,702
End of period	$98,887	$85,263	$111,874
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$27,303	$23,219	$22,121
Taxes	$85,458	$95,143	$83,200

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
Goodwill, representing the excess of purchase price over the fair value of net assets from companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets is generally based on an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
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
Currency Translation and Transactions
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such non-U.S. dollar functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated in other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Transaction gains and losses are included as a component of net earnings or in certain circumstances as a component of other comprehensive income (loss) where the underlying item is considered a hedge of a net investment.
Revenue Recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a significant post-shipment obligation, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have stand-alone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install, and geographic location.

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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 588,697, 680,537, and 782,528 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2015, 2014, and 2013, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 112,562, 127,995, and 23,951 shares of common stock for the years ended December 31, 2015, 2014, and 2013, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
The Company also enters into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales. Such contracts limit the Company’s exposure to currency fluctuations on the items they hedge. Changes in fair value of outstanding foreign currency forward contract agreements that are effective as cash flow hedges are recognized in other comprehensive income as incurred.
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
Recent Accounting Pronouncements
In November 2015, the FASB issued an ASU 2015-17, to ASC 740 "Income Taxes". The guidance simplifies the balance sheet classification of deferred taxes. The new guidance requires that all deferred tax balances be presented as non-current. This change, which can be early adopted, conforms U.S. GAAP to IFRS. The guidance becomes effective for the Company for the year beginning January 1, 2017. The adoption of this guidance would have reduced current and increased non-current assets by $67.5 million and reduced current and increased non-current liabilities by $22.4 million on the Company's consolidated balance sheet at December 31, 2015.
In May 2015, the FASB issued ASU 2015-07, to ASC 820 "Fair Value Measurements." ASU 2015-07 removes the requirement to categorize investments using the net asset value per share method within the fair value hierarchy. This change, which can be early adopted, becomes effective for the Company for the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

year beginning January 1, 2016. We are currently evaluating the impact this guidance will have on the Company's pension assets fair value hierarchy table in Note 12 of the financial statements.
In April 2015, the FASB issued ASU 2015-03, to ASC 835-30 "Interest - Imputation of Interest." ASU 2015-03 will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015, the FASB issued ASU 2015-15 and update to ASU 2015-03, which addresses the accounting for debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortized over the term of the arrangements. The guidance becomes effective for financial statements issued for fiscal years beginning January 1, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial position of the Company.
In July 2014, the Company adopted ASU 2013-11 "Income Taxes." The amendment provided further guidance to the balance sheet presentation of unrecognized tax benefits when an net operating loss or similar tax loss carryforward or a tax credit carryforward exists. The adoption of this guidance did not have a material impact on the Company's consolidated results of operations or financial position.
In May 2014, the FASB issued ASU 2014-09, to ASC 606 "Revenue from Contracts with Customers." ASU 2014-09 provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance becomes effective for the Company for the year beginning January 1, 2018. We are currently evaluating the impact the adoption of this guidance will have on the Company's consolidated results of operations, financial position, and disclosures.

3.    ACQUISITIONS AND DIVESTITURES

In 2015, the Company consummated acquisitions totaling $16.6 million, including the acquisition of a real-time monitoring water purity technology for an estimated aggregate purchase price of
$14.7 million that will be integrated into the Company's process analytics product offering. The Company may be required to pay additional cash consideration related to an earn-out period. Goodwill recorded in connection with the acquisition totaled $9.0 million, which is included in the Company's U.S. Operations segment. The Company also recorded $6.8 million of identified intangibles primarily pertaining to technology in connection with the acquisitions, which will be amortized on a straight-line basis over 10 years.

4.    INVENTORIES
Inventory consisted of the following at December 31:

	2015	2014
Raw materials and parts	$98,252	$97,969
Work-in-progress	35,100	34,973
Finished goods	81,031	71,589
Total Inventory	$214,383	$204,531

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

5.    FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As described below, the Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2015, the interest payments associated with 91% of the Company's debt are fixed obligations. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into separate foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. As also mentioned in Note 9, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign operations. For additional disclosures on the fair value of financial instruments, see Note 6.
Cash Flow Hedges
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. The Company increased the notional amount of the cash flow hedges to a total notional value and average forward rate of Euro 86 million and 1.21 for contracts that matured in 2015 and Euro 67 million and 1.19 for contracts that mature in 2016, prior to the Swiss National Bank's abandonment in January 2015 of its previously established exchange rate floor of 1.20 Swiss francs per euro. The notional amount of foreign currency forward contracts outstanding were $73 million (Euro 67 million) and $87 million (Euro 72 million) at December 31, 2015 and 2014, respectively. The amount recognized in other comprehensive income (loss) during 2015 and 2014 was a gain of $19.0 million and a gain of $1.2 million, respectively.
The Company had an interest rate swap agreement designated as a cash flow hedge. The agreement was a forward-starting swap which had the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 3.24% beginning in October 2010 that matured in October 2015.
In June 2013, the Company entered into a forward-starting interest rate swap agreement, designated as a cash flow hedge. The agreement changes the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015 and matures in October 2020.
In March 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement will change the floating rate LIBOR-based interest payments associated with $100 million in forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in
February 2017 and matures in February 2022.
The cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2015 and 2014, and disclosed in Note 6 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 10 to the consolidated financial statements. A derivative gain of $5.0 million based upon interest rates and foreign currency rates at December 31, 2015 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2015, no hedge ineffectiveness has occurred in relation to these cash flow hedges.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2015 and 2014, as disclosed in Note 6 to the consolidated financial statements. The Company recognized in other charges (income), a net loss of $5.3 million and $3.5 million during the years ended December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, these contracts had a notional value of $318.7 million and $325.4 million, respectively.
The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

6.    FAIR VALUE MEASUREMENTS
At December 31, 2015 and 2014, the Company had derivative assets totaling $8.2 million and $2.2 million, respectively, and derivative liabilities totaling $4.7 million and $5.6 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges, and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2015 and 2014.
The Company had $18.8 million and $14.2 million of cash equivalents at December 31, 2015 and 2014, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The carrying value of the Company's debt exceeds the fair value by approximately $9.2 million as of December 31, 2015. The fair value of the Company's debt exceeds the carrying value by approximately $17.8 million as of December 31, 2014.
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
The following table presents, for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$18,755	$—	$18,755	$—	$14,188	$—	$14,188	$—
Foreign currency forward contracts designated as cash flow hedges	7,056	—	7,056	—	567	—	567	—
Foreign currency forward contracts not designated as hedging instrument	1,166	—	1,166	—	1,611	—	1,611	—
Total	$26,977	$—	$26,977	$—	$16,366	$—	$16,366	$—

Liabilities:
Interest rate swap agreements	$4,092	$—	$4,092	$—	$3,768	$—	$3,768	$—
Foreign currency forward contracts not designated as hedging instrument	625	—	625	—	1,799	—	1,799	—
Total	$4,717	$—	$4,717	$—	$5,567	$—	$5,567	$—

7.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2015	2014
Land	$47,358	$51,123
Building and leasehold improvements	211,490	210,008
Machinery and equipment	341,820	345,888
Computer software	353,556	327,753
Property, plant, and equipment, gross	954,224	934,772
Less accumulated depreciation and amortization	(436,995)	(423,310)
Property, plant, and equipment, net	$517,229	$511,462

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2015	2014
Balance at beginning of year	$444,085	$455,842
Goodwill acquired	9,773	1,282
Foreign currency translation	(7,574)	(13,039)
Balance at year end	$446,284	$444,085
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2015, there had been no impairment of these assets.
The components of other intangible assets as of December 31 are as follows:

	2015			2014
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$98,175	$(30,836)	$67,339	$98,325	$(28,159)	$70,166
Proven technology and patents	52,938	(32,444)	20,494	45,588	(30,761)	14,827
Tradenames (finite life)	4,200	(2,158)	2,042	4,140	(1,786)	2,354
Tradenames (indefinite life)	24,814	—	24,814	24,947	—	24,947
Other	2,111	(1,548)	563	1,573	(1,083)	490
	$182,238	$(66,986)	$115,252	$174,573	$(61,789)	$112,784
The Company recognized amortization expense associated with the above intangible assets of $6.3 million, $6.5 million, and $5.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.6 million for 2016, $6.3 million for 2017, $6.0 million for 2018, $5.7 million for 2019, and $5.5 million for 2020. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $5.7 million, $3.9 million after tax, $5.6 million, $3.9 million after tax, and $5.3 million, $3.6 million after tax, for the years ended December 31, 2015, 2014, and 2013, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $24.4 million, $22.4 million, and $18.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

9.    DEBT
Debt consisted of the following at December 31:

	2015	2014
$100 million Senior Notes, interest at 6.30%, due June 25, 2015	—	100,000
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	50,000	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	125,000
$125 million Senior Notes, interest 4.24% due June 25, 2025	125,000	—
Euro 125 million Senior Notes, interest 1.47% due June 17, 2030	136,575	—
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	90,409	110,790
Other local arrangements	14,488	16,164
Total debt	591,472	451,954
Less: current portion	(14,488)	(116,164)
Long-term debt	$576,984	$335,790
6.30% Senior Notes
In 2009, the Company issued and sold $100 million of 6.30% Senior Notes due June 25, 2015 in a private placement. The 6.30% Senior Notes were senior unsecured obligations of the Company and were fully paid on the due date.
3.67% Senior Notes
In 2012, the Company issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
The 3.67% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The 3.67% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2015.
Issuance costs approximating $0.4 million are being amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
4.10% Senior Notes
In 2013, the Company issued and sold $50 million of 4.10% Senior Notes due September 19, 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company. Interest on the 4.10% Senior Notes is payable semi-annually in March and September each year, beginning in March 2014.
The 4.10% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 4.10% Senior Notes also contain customary events of default

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2015.
Issuance costs approximating $0.4 million are being amortized to interest expense over the ten-year term of the 4.10% Senior Notes.
3.84% Senior Notes and 4.24% Senior Notes
In the second quarter of 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and issued $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. Interest on the 3.84% Senior Notes is payable semi-annually in March and September each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December of each year, beginning in December 2015. The 4.24% Senior Notes were used to repay $100 million of 6.30% Senior Notes which were due June 25, 2015.
The 3.84% Senior Notes and 4.24% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.84% Senior Notes and 4.24% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with these covenants at December 31, 2015.
Issuance costs approximating $0.9 million are being amortized to interest expense over the ten-year term of the Senior Notes.
1.47% Euro Senior Notes
In June 2015, the Company issued in a private placement Euro 125 million with a fixed interest rate of 1.47% ("1.47% Euro Senior Notes") fifteen-year Senior Notes. The Euro Senior Notes are senior unsecured obligations of the Company. The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in a euro-functional currency subsidiary to reduce foreign currency translation risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain recorded in other comprehensive income (loss) related to this net investment hedge was $3.6 million for the period ended December 31, 2015.
Interest on the 1.47% Senior Notes is payable in June and December each year, beginning in December 2015. The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, plus in some instances, a "make-whole" prepayment premium and a swap related currency loss. The Company was in compliance with these covenants at December 31, 2015.
Issuance costs approximating $0.4 million are being amortized to interest expense over the fifteen-year term of the Euro Senior Notes.
Credit Agreement
In 2015, the Company entered into an $800 million Credit Agreement (the "Credit Agreement"), which amended its $800 million Amended and Restated Credit Agreement (the "Prior Credit Agreement").

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of December 17, 2020. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was set at LIBOR plus 87.5 basis points as of December 31, 2015. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are substantially similar to those contained in the previously issued debt of the Company as described above, with which the Company was in compliance as of December 31, 2015. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.1 million of debt extinguishment costs during 2015 related to the Prior Credit Agreement. The Company capitalized $1.1 million in financing fees during 2015 associated with the Credit Agreement which will be amortized to interest expense through 2020. As of December 31, 2015, approximately $704.7 million was available under the facility.
The Company’s weighted average interest rate was 4.7% and 5.2% for the years ended December 31, 2015 and 2014, respectively.

10.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2015, 3,985,412 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
Preferred Stock
The Board of Directors, without further shareholder authorization, is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share in one or more series and to determine and fix the rights, preferences, and privileges of each series, including dividend rights and preferences over dividends on the common stock and one or more series of the preferred stock, conversion rights, voting rights (in addition to those provided by law), redemption rights, and the terms of any sinking fund therefore, and rights upon liquidation, dissolution, or winding up, including preferences over the common stock and one or more series of the preferred stock. The issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring, or preventing a change in control of the Company or an unsolicited acquisition proposal.
Share Repurchase Program
The Company has a share repurchase program of which there was $1.5 billion of remaining common shares authorized to be repurchased under the program as of December 31, 2015. This includes the Board of Directors authorization of an additional $1.5 billion to the program in November 2015. The share repurchases are expected to be funded from existing cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company has purchased 24.6 million common shares since the inception of the program in 2004 through December 31, 2015, at a total cost of $3.0 billion. During the years ended December 31, 2015 and 2014, the Company spent $495.0 million and $414.0 million on the repurchase of 1,556,797 shares and 1,617,499 shares at an average price per share of $317.92 and $255.93, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2015 and 2014:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2013	$77,915	$(2,433)	$(110,518)	$(35,036)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	(105,230)	(105,230)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(713)	—	(713)
Foreign currency translation adjustment	(82,875)	(55)	8,089	(74,841)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,257	1,614	2,871
Net change in other comprehensive income (loss), net of tax	(82,875)	489	(95,527)	(177,913)
Balance at December 31, 2014	$(4,960)	$(1,944)	$(206,045)	$(212,949)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs and plan amendments	—	—	(21,570)	(21,570)
Net unrealized gains (loss) on cash flow hedging arrangements	—	14,026	—	14,026
Foreign currency translation adjustment	(52,434)	(805)	5,835	(47,404)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(8,261)	9,509	1,248
Net change in other comprehensive income (loss), net of tax	(52,434)	4,960	(6,226)	(53,700)
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the twelve months period ended December 31, 2015 and 2014:

	2015	2014	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$2,764	$3,119	Interest expense
Foreign currency forward contracts	(12,529)	(831)	Cost of sales - products
Total before taxes	(9,765)	2,288
Provision for taxes	(1,504)	1,031	Provision for taxes
Total, net of taxes	$(8,261)	$1,257

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, and prior service cost, before taxes	$13,018	$2,877	(a)
Provision for taxes	3,509	1,263	Provision for taxes
Total, net of taxes	$9,509	$1,614

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the year ended December 31, 2015.

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2014 through December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	1,646,483	$133.80	$277.7
Granted	108,694	312.36
Exercised	(372,355)	79.37
Forfeited	(8,117)	208.17
Outstanding at December 31, 2015	1,374,705	$162.29	$243.1
Options exercisable at December 31, 2015	1,000,773	$130.15	$209.1
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2015 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

294,206	$84.18	3.4	294,206
202,950	$109.00	1.9	202,950
340,650	$141.50	5.3	309,259
173,273	$169.37	6.8	109,023
363,626	$271.34	8.8	85,335
1,374,705		5.5	1,000,773
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2015, 2014, and 2013 was $92.81, $77.64, and $66.33, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.65%	1.66%	1.31%
Expected life in years	5.7	5.6	5.0
Expected volatility	28%	28%	28%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014, and 2013 was approximately $90.7 million, $66.9 million, and $60.0 million, respectively.
The total fair value of options vested during the years ended December 31, 2015, 2014, and 2013 was approximately $8.6 million, $6.4 million, and $5.7 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit activity from December 31, 2014 through December 31, 2015:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2014	96,097	$29.1
Granted	25,970
Vested	(31,553)
Forfeited	(8,440)
Outstanding at December 31, 2015	82,074	$27.8
The weighted average grant-date fair value of the restricted stock units granted during years ended 2015 and 2014 was $312.57 and $263.58 per unit, respectively, and the restricted units vest ratably primarily over a five-year period. The total fair value of the restricted stock units on the date of grant of $8.1 million for 2015 and $7.8 million for 2014 will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2015, 2014, and 2013 was approximately $6.0 million, $5.8 million, and $5.6 million, respectively. Approximately $5.8 million and $5.6 million of compensation expense was recognized during the years ended December 31, 2015 and 2014, respectively.
At December 31, 2015, a total of 2,448,666 shares of common stock were available for grant in the form of stock options or restricted stock units.
As of December 31, 2015, the unrecorded deferred share-based compensation balance related to both stock options and restricted stock units was $44.9 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

12.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $16.0 million, $15.6 million, and $15.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2015 and 2014:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$164,367	$138,147	$863,639	$814,200	$3,754	$5,295	$1,031,760	$957,642
Service cost, gross	837	893	31,514	28,579	—	170	32,351	29,642
Interest cost	6,431	6,396	14,071	21,445	139	240	20,641	28,081
Actuarial losses (gains)	(10,145)	25,848	(4,959)	117,902	113	477	(14,991)	144,227
Plan amendments and other	—	—	(12,391)	(453)	163	(1,951)	(12,228)	(2,404)
Benefits paid	(7,075)	(6,917)	(49,010)	(35,279)	(897)	(477)	(56,982)	(42,673)
Impact of foreign currency	—	—	(24,595)	(82,755)	—	—	(24,595)	(82,755)
Benefit obligation at end of year	$154,415	$164,367	$818,269	$863,639	$3,272	$3,754	$975,956	$1,031,760
Change in plan assets:
Fair value of plan assets at beginning of year	$132,030	$117,903	$751,193	$786,532	$—	$—	$883,223	$904,435
Actual return on plan assets	(5,907)	2,974	(2,925)	40,893	—	—	(8,832)	43,867
Employer contributions	70	18,070	22,812	25,448	734	343	23,616	43,861
Plan participants’ contributions	—	—	12,850	13,409	163	134	13,013	13,543
Benefits paid	(7,075)	(6,917)	(49,010)	(35,279)	(897)	(477)	(56,982)	(42,673)
Impact of foreign currency and other	—	—	(9,323)	(79,810)	—	—	(9,323)	(79,810)
Fair value of plan assets at end of year	$119,118	$132,030	$725,597	$751,193	$—	$—	$844,715	$883,223
Funded status	$(35,297)	$(32,337)	$(92,672)	$(112,446)	$(3,272)	$(3,754)	$(131,241)	$(148,537)
Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Other non-current assets	$—	$—	$32,786	$38,922	$—	$—	$32,786	$38,922
Accrued and other liabilities	(92)	(69)	(4,508)	(4,676)	(483)	(579)	(5,083)	(5,324)
Pension and other post-retirement liabilities	(35,205)	(32,268)	(120,950)	(146,692)	(2,789)	(3,175)	(158,944)	(182,135)
Accumulated other comprehensive loss (income)	83,347	85,636	216,224	213,702	(9,943)	(15,303)	289,628	284,035
Total	$48,050	$53,299	$123,552	$101,256	$(13,215)	$(19,057)	$158,387	$135,498

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2015 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Plan amendments and prior service cost	$—	$(27,114)	$(3,028)	$(30,142)	$(23,079)
Actuarial losses (gains)	83,347	243,338	(6,915)	319,770	235,350
Total	$83,347	$216,224	$(9,943)	$289,628	$212,271
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2015:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$5,337	$33,507	$113	$38,957	$30,759
Plan amendments and prior service cost, net	—	(12,058)	—	(12,058)	(9,189)
Amortization of:
Actuarial (losses) gains	(7,626)	(15,084)	1,877	(20,833)	(15,134)
Plan amendments and prior service cost	—	4,445	3,370	7,815	5,625
Impact of foreign currency	—	(8,288)	—	(8,288)	(5,835)
Total	$(2,289)	$2,522	$5,360	$5,593	$6,226
The accumulated benefit obligations at December 31, 2015 and 2014 were $154.4 million and $164.4 million, respectively, for the U.S. defined benefit pension plan and $803.3 million and $834.7 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2015 were $168.4 million, $158.2 million, and $42.9 million, respectively.
The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2015	2014	2013	2015	2014	2013
Discount rate	4.27%	4.00%	4.75%	1.31%	1.65%	2.73%
Compensation increase rate	n/a	n/a	n/a	1.03%	1.61%	1.61%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.50%	4.58%	4.82%	4.87%

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2015	2014	2013	2015	2014	2013
Discount rate	4.00%	4.75%	3.75%	1.65%	2.73%	2.50%
Compensation increase rate	n/a	n/a	n/a	1.61%	1.61%	1.60%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.75%	4.82%	4.87%	4.89%
Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan includes the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Service cost, net	$837	$893	$494	$18,664	$15,189	$17,386	$—	$170	$216	$19,501	$16,252	$18,096
Interest cost on projected benefit obligations	6,431	6,396	5,755	14,071	21,445	19,566	139	240	405	20,641	28,081	25,726
Expected return on plan assets	(9,575)	(8,549)	(7,154)	(36,832)	(37,361)	(35,048)	—	—	—	(46,407)	(45,910)	(42,202)
Recognition of actuarial losses/(gains) and prior service costs	7,626	4,800	7,782	10,639	292	3,545	(5,247)	(2,215)	(901)	13,018	2,877	10,426
Net periodic pension cost / (benefit)	$5,319	$3,540	$6,877	$6,542	$(435)	$5,449	$(5,108)	$(1,805)	$(280)	$6,753	$1,300	$12,046
The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2016 are as follows:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total
Plan amendments and prior service costs	$—	$(3,889)	$(1,877)	$(5,766)
Actuarial losses (gains)	7,561	17,935	(2,692)	22,804
Total	$7,561	$14,046	$(4,569)	$17,038
The projected post-retirement benefit obligation was principally determined using discount rates of 3.54% in 2015, 4.00% in 2014, and 4.75% in 2013. Net periodic post-retirement benefit cost was principally determined using discount rates of 4.00% in 2015, and 4.75% in 2014, and 3.75% in 2013. The health care cost trend rate was 8.0% in 2015, ranged from 7.75% to 8.50% in 2014, and was 8.0% 2013, decreasing to 5.00% in 2022. A one-percentage-point change in health care cost trend rates would have an immaterial impact on total service and interest cost components and the post-retirement benefit obligation.
The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 33-53% in equity securities, 11-21% in fixed income securities, and 30-50% in other types of investments. International plan assets relate primarily to the Company’s Swiss plan with target allocations of 25-45% in equities, 35-55% in fixed income securities, and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.

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
The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2015				December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$86,135	$—	$—	$86,135	$140,959	$—	$—	$140,959
Equity Securities:
Mettler-Toledo Stock	3,229	—	—	3,229	3,638	—	—	3,638
Equity Mutual Funds:
U.S.(1)	6,320	27,614	—	33,934	7,377	30,268	—	37,645
International(2)	41,982	50,748	—	92,730	39,515	52,476	—	91,991
Emerging Markets(3)	95,065	6,117	—	101,182	72,360	6,679	—	79,039
Fixed Income Securities:
Corporate/Government	91,533	—	—	91,533	124,709	—	—	124,709
Bonds(4)
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	20,351	1,367	21,718	—	23,288	1,388	24,676
Core Bond(6)	138,073	37,099	—	175,172	120,840	38,757	—	159,597
Real Asset Mutual Funds:
Real Estate(7)	65,597	—	—	65,597	61,849	—	—	61,849
Commodities(8)	21,092	3,880	33,505	58,477	20,920	3,118	28,196	52,234
Other Types of Investments:
Global Allocation Funds(9)	12,661	13,605	—	26,266	13,790	12,145	—	25,935
Multi-Strategy Fund of	—	—	88,742	88,742	—	—	80,951	80,951
Hedge Funds(10)
	$561,687	$159,414	$123,614	$844,715	$605,957	$166,731	$110,535	$883,223
_______________________________________

(1)	Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.

(2)	Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom, and Canada.

(3)	Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America, and Asia.

(4)	Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.

(5)	Represents fixed and variable rate annuity contracts provided by insurance companies.

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
The following table presents a rollforward of activity for the years ended December 31, 2015 and 2014 for Level 3 asset categories:

	Multi- Strategy Fund of Hedge Funds	Commodities	Insurance Contract	Total
Balance at December 31, 2013	$77,312	$23,136	$1,475	$101,923
Actual return on plan assets:
Related to assets held at end of year	4,456	2,952	34	7,442
Related to assets sold during the year	4,811	—	—	4,811
Purchases	22,867	5,030	115	28,012
Sales	(21,649)	—	(54)	(21,703)
Impact of foreign currency	(6,846)	(2,922)	(182)	(9,950)
Balance at December 31, 2014	$80,951	$28,196	$1,388	$110,535
Actual return on plan assets:
Related to assets held at end of year	6,453	2,408	22	8,883
Purchases	9,980	2,911	99	12,990
Sales	(8,317)	—	—	(8,317)
Impact of foreign currency	(325)	(10)	(142)	(477)
Balance at December 31, 2015	$88,742	$33,505	$1,367	$123,614
There were no transfers between any asset levels during the years ended December 31, 2015 and 2014.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy	Total
2016	$7,484	$40,900	$483	$48,867
2017	7,842	40,576	441	48,859
2018	8,181	40,616	381	49,178
2019	8,460	40,390	331	49,181
2020	8,782	40,746	263	49,791
2021-2025	47,773	193,094	973	241,840
The Company made voluntary incremental pension contributions of $18 million in 2014 to increase the funded status of its pension plans. The Company does not expect to receive any refunds from its benefit plans during 2016.
In 2016, the Company expects to make employer pension contributions of approximately $19.4 million to its non-U.S. pension plan and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In early 2016, in order to reduce the size and potential volatility of our U.S. defined benefit pension plan obligation, we offered approximately 700 former employees who have deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits in early May 2016. The vested benefit obligation associated with these former employees is approximately $32 million, equivalent to 21% of the company's benefit obligation for this U.S. plan. Eligible participants have 45 days to make their election. If the percentage of benefits distributed through the lump sum option exceeds 18% of the benefit obligation associated with these former employees, we anticipate recognizing a one-time non-cash settlement charge of approximately $7 million to $13 million in the second quarter of 2016. The lump sum payments will be funded from existing pension plan assets.

13.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2015	2014	2013
United States	$20,992	$33,157	$18,119
Non-United States	442,432	411,847	384,590
Earnings before taxes	$463,424	$445,004	$402,709
The provisions for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2015:
United States federal	$11,071	$3,029	$14,100
State and local	2,164	617	2,781
Non-United States	90,111	3,612	93,723
Total	$103,346	$7,258	$110,604
Year ended December 31, 2014:
United States federal	$—	$5,676	$5,676
State and local	1,372	527	1,899
Non-United States	92,358	6,830	99,188
Total	$93,730	$13,033	$106,763
Year ended December 31, 2013:
United States federal	$—	$8,249	$8,249
State and local	1,459	965	2,424
Non-United States	86,340	(398)	85,942
Total	$87,799	$8,816	$96,615
The provisions for tax expense for the years ended December 31, 2015, 2014, and 2013 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

	2015	2014	2013
Expected tax	$162,198	$155,751	$140,948
United States state and local income taxes, net of federal income tax benefit	2,551	1,899	1,167
Change in valuation allowance	(1,098)	(172)	1,178
Non-United States income taxes at other than a 35% rate	(54,798)	(51,360)	(50,041)
Other, net	1,751	645	3,363
Total provision for taxes	$110,604	$106,763	$96,615
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2015	2014
Deferred tax assets:
Inventory	$28,973	$27,164
Accrued and other liabilities	69,956	74,780
Accrued post-retirement benefit and pension costs	59,175	68,709
Net operating loss and tax credit carryforwards	32,818	45,806
Other	9,778	9,044
Total deferred tax assets	200,700	225,503
Less valuation allowance	(25,435)	(36,263)
Total deferred tax assets less valuation allowance	175,265	189,240
Deferred tax liabilities:
Inventory	3,946	3,918
Property, plant, and equipment	57,373	47,547
Rainin intangibles amortization	71,388	65,409
Prepaid post-retirement benefit and pension costs	30,884	36,548
International earnings	14,998	13,506
Other	120	5,102
Total deferred tax liabilities	178,709	172,030
Net deferred tax (liability) asset	$(3,444)	$17,210
A reconciliation of the beginning and end amounts of unrecognized tax benefits is as follows:

	2015	2014
Unrecognized tax benefits at beginning of year	$16,864	$18,848
Increases related to current tax positions	2,676	990
Increases related to prior year tax positions	186	1,944
Decreases relating to taxing authority settlements	(1,102)	(1,886)
Decreases resulting from a lapse of the applicable statute of limitations	(2,764)	(2,106)
Other, net	$(601)	$(926)
Unrecognized tax benefits at end of year	$15,259	$16,864
Included in the balance of unrecognized tax benefits at December 31, 2015 and 2014 were $12.0 million and $13.6 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2015 and 2014 was $1.9 million and $1.6 million, respectively.
The Company believes that it is reasonably possible that the unrecognized tax benefit balance could change over the next twelve months, primarily related to potential disputes raised by the taxing authorities over income and expense recognition. The Company does not expect a change would have a material impact on its financial position, results of operations, or cash flows.
The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $10.8 million decrease in the total valuation allowance during 2015 is primarily attributable to changes in the foreign tax credit carryforward and foreign currency fluctuation.
The deferred tax assets and valuation allowance as of December 31, 2015 do not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recorded. Shareholders' equity will be increased by $66.5 million if and when such tax assets are ultimately realized.
At December 31, 2015, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.
The Company plans to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of December 31, 2015, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
As of December 31, 2015, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2012, the United States after 2012, France after 2011, Switzerland after 2011, the United Kingdom after 2013, and China after 2012. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

14.    RESTRUCTURING CHARGES
During the past few years, we initiated additional cost reduction measures in response to global economic conditions. For the years ended December 31, 2015 and 2014, we have incurred $11.1 million and $5.9 million, respectively, of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the years ended December 31, 2015 and 2014 is as follows:

Total
Balance at December 31, 2013	$13,185
Restructuring charges	5,915
Cash payments / utilization	(9,657)
Impact of foreign currency	(1,007)
Balance at December 31, 2014	8,436
Restructuring charges	11,148
Cash payments / utilization	(6,568)
Impact of foreign currency	(805)
Balance at December 31, 2015	$12,211

15.    OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of (gains) losses from foreign currency transactions and hedging activity, interest income, and other items.

16.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2015:

2016	$30,873
2017	22,398
2018	15,276
2019	10,407
2020	8,091
Thereafter	9,504
Total	$96,549
Rent expense for operating leases amounted to $31.6 million, $34.9 million, and $37.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.
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
The following tables show the operations of the Company’s reportable segments:

For the Year Ended December 31, 2015	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$825,290	$87,488	$912,778	$147,331	$6,153	$1,511,618	$(7,113)	$317,856
Swiss Operations	134,169	454,429	588,598	163,243	6,488	1,137,664	(6,650)	21,841
Western European Operations	623,153	127,479	750,632	108,539	4,076	1,018,255	(5,940)	92,389
Chinese Operations	376,291	183,604	559,895	153,314	7,086	510,327	(14,770)	692
Other(a)	436,544	8,087	444,631	50,454	2,883	270,236	(4,306)	13,506
Eliminations and Corporate(b)	—	(861,087)	(861,087)	(90,774)	6,401	(2,429,615)	(43,727)	—
Total	$2,395,447	$—	$2,395,447	$532,107	$33,087	$2,018,485	$(82,506)	$446,284

For the Year Ended December 31, 2014	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit (c)	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$759,135	$90,463	$849,598	$123,080	$6,068	$1,294,037	$(6,627)	$308,861
Swiss Operations	138,581	461,171	599,752	152,090	6,621	1,018,941	(6,567)	21,873
Western European Operations	708,755	124,349	833,104	120,580	4,422	1,061,455	(5,581)	99,341
Chinese Operations	415,474	155,690	571,164	160,793	6,746	816,801	(19,793)	740
Other(a)	464,038	7,527	471,565	52,461	2,820	261,036	(3,315)	13,270
Eliminations and Corporate(b)	—	(839,200)	(839,200)	(102,133)	6,940	(2,443,160)	(47,505)	—
Total	$2,485,983	$—	$2,485,983	$506,871	$33,617	$2,009,110	$(89,388)	$444,085

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

For the Year Ended December 31, 2013	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit (c)	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$718,671	$83,182	$801,853	$126,423	$6,223	$1,242,501	$(6,297)	$307,933
Swiss Operations	132,240	435,904	568,144	129,158	6,576	1,090,353	(6,801)	24,288
Western European Operations	674,278	112,049	786,327	111,951	4,708	1,059,525	(6,096)	108,662
Chinese Operations	407,131	149,084	556,215	152,459	6,527	731,650	(6,200)	746
Other(a)	446,652	6,308	452,960	49,673	2,694	257,141	(7,172)	14,213
Eliminations and Corporate(b)	—	(786,527)	(786,527)	(96,772)	8,037	(2,228,351)	(49,783)	—
Total	$2,378,972	$—	$2,378,972	$472,892	$34,765	$2,152,819	$(82,349)	$455,842

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia, and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	2014 and 2013 segment profit between the U.S., Swiss, and Chinese Operations has been reclassified to conform to the current period.
A reconciliation of earnings before taxes to segment profit follows:

	2015	2014	2013
Earnings before taxes	$463,424	$445,004	$402,709
Amortization	30,951	29,185	24,539
Interest expense	27,451	24,537	22,711
Restructuring charges	11,148	5,915	19,830
Other charges (income), net	(867)	2,230	3,103
Segment profit	$532,107	$506,871	$472,892
During 2015, restructuring charges of $11.1 million were recognized, of which $0.6 million, $2.4 million, $2.6 million, $4.7 million, and $0.8 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $5.9 million were recognized in 2014, of which $2.0 million, $1.3 million, $0.7 million, $1.2 million, and $0.7 million relate to the Company's U.S., Swiss, Western European, Chinese, and Other Operations, respectively.
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
A breakdown of the Company's sales by product category for the years ended December 31 follows:

	2015	2014	2013
Laboratory	$1,154,905	$1,161,207	$1,100,632
Industrial	1,034,310	1,107,606	1,065,605
Retail	206,232	217,170	212,735
Total net sales	$2,395,447	$2,485,983	$2,378,972

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment, net for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2015	2014	2013	2015	2014
United States	$768,815	$708,293	$665,365	$132,255	$128,125
Other Americas	157,962	166,150	167,647	4,120	4,110
Total Americas	926,777	874,443	833,012	136,375	132,235
Germany	176,491	204,747	195,521	29,100	32,984
France	110,477	127,363	122,658	5,174	5,802
United Kingdom	71,679	77,271	65,922	15,854	6,112
Switzerland	64,622	71,347	74,574	233,763	235,593
Other Europe	349,178	398,645	377,353	6,158	6,983
Total Europe	772,447	879,373	836,028	290,049	287,474
China	362,950	404,293	396,620	82,528	83,412
Rest of World	333,273	327,874	313,312	8,277	8,341
Total Asia/Rest of World	696,223	732,167	709,932	90,805	91,753
Total	$2,395,447	$2,485,983	$2,378,972	$517,229	$511,462

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2015 and 2014 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$535,701	$582,057	$604,154	$673,535
Gross profit	298,805	322,912	339,529	390,747
Net earnings	$63,051	$77,557	$88,861	$123,351
Basic earnings per common share:
Net earnings	$2.24	$2.79	$3.23	$4.53
Weighted average number of common shares	28,115,220	27,843,905	27,547,734	27,228,026
Diluted earnings per common share:
Net earnings	$2.19	$2.73	$3.16	$4.44
Weighted average number of common and common equivalent shares	28,762,935	28,460,336	28,113,287	27,755,045
Market price per share:
High	$331.84	$343.44	$346.92	$345.75
Low	$289.09	$317.01	$277.62	$283.27
2014
Net sales	$550,621	$608,834	$629,100	$697,428
Gross profit	292,641	328,176	343,551	394,382
Net earnings	$58,051	$74,022	$84,996	$121,172
Basic earnings per common share:
Net earnings	$1.98	$2.55	$2.96	$4.27
Weighted average number of common shares	29,370,232	29,074,695	28,732,152	28,398,579
Diluted earnings per common share:
Net earnings	$1.93	$2.49	$2.89	$4.17
Weighted average number of common and common equivalent shares	30,088,245	29,750,815	29,408,614	29,045,269
Market price per share:
High	$255.85	$253.18	$272.84	$305.89
Low	$231.19	$223.80	$249.99	$233.85

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Accounts receivable — allowance for doubtful accounts:
Year ended December 31, 2015	$15,961	$883	$(2,302)	$107	$14,435
Year ended December 31, 2014	$14,856	$2,453	$(784)	$564	$15,961
Year ended December 31, 2013	$14,120	$1,775	$115	$1,154	$14,856
Deferred tax valuation allowance:
Year ended December 31, 2015	$36,263	$—	$—	$10,828	$25,435
Year ended December 31, 2014	$31,697	$—	$5,191	$625	$36,263
Year ended December 31, 2013	$23,177	$—	$10,131	$1,611	$31,697
_______________________________________
Note (A)
For accounts receivable, amounts comprise currency translation adjustments.
For deferred tax valuation allowance in 2015, 2014, and 2013, amounts relate primarily to changes in foreign tax credit carryforwards and foreign currency differences recorded through other comprehensive income.
Note (B)
For accounts receivable, amounts represent excess of uncollectible balances written off over recoveries of accounts previously written off.
For deferred tax valuation allowance, the decrease in 2015, 2014, and 2013 relates primarily to decreases in foreign tax loss carryforwards.

S- 1