Form 10-Q
period 2016-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2016-05-06
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 26,759,102 shares of Common Stock outstanding at March 31, 2016.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2016 and 2015
(In thousands, except share data)
(unaudited)

	March 31, 2016	March 31, 2015
Net sales
Products	$413,292	$412,904
Service	126,382	122,797
Total net sales	539,674	535,701
Cost of sales
Products	165,857	164,666
Service	73,910	72,230
Gross profit	299,907	298,805
Research and development	28,973	28,461
Selling, general and administrative	168,921	173,038
Amortization	8,424	7,528
Interest expense	6,580	6,725
Restructuring charges	880	907
Other charges (income), net	(284)	(817)
Earnings before taxes	86,413	82,963
Provision for taxes	20,739	19,912
Net earnings	$65,674	$63,051

Basic earnings per common share:
Net earnings	$2.44	$2.24
Weighted average number of common shares	26,931,293	28,115,220

Diluted earnings per common share:
Net earnings	$2.40	$2.19
Weighted average number of common and common equivalent shares	27,421,019	28,762,935

Total comprehensive income, net of tax (Note 8)	$72,506	$56,795

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2016 and December 31, 2015
(In thousands, except share data)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$110,595	$98,887
Trade accounts receivable, less allowances of $14,991 at March 31, 2016
and $14,435 at December 31, 2015	387,296	411,420
Inventories	227,323	214,383
Current deferred tax assets, net	70,039	67,483
Other current assets and prepaid expenses	71,446	70,642
Total current assets	866,699	862,815
Property, plant and equipment, net	521,496	517,229
Goodwill	448,183	446,284
Other intangible assets, net	115,990	115,252
Non-current deferred tax assets, net	23,275	22,873
Other non-current assets	59,630	52,186
Total assets	$2,035,273	$2,016,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$120,536	$142,075
Accrued and other liabilities	126,139	127,645
Accrued compensation and related items	90,155	136,414
Deferred revenue and customer prepayments	102,771	88,829
Taxes payable	64,956	63,241
Current deferred tax liabilities	22,854	22,435
Short-term borrowings and current maturities of long-term debt	17,381	14,488
Total current liabilities	544,792	595,127
Long-term debt	681,872	575,138
Non-current deferred tax liabilities	64,089	71,365
Other non-current liabilities	201,187	194,552
Total liabilities	1,491,940	1,436,182
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;	448	448
issued 44,786,011 and 44,786,011 shares; outstanding 26,759,102 and 27,090,118 shares at March 31, 2016 and December 31, 2015, respectively
Additional paid-in capital	707,031	697,570
Treasury stock at cost (18,026,909 shares at March 31, 2016 and 17,695,893 shares at	(2,660,782)	(2,543,229)
December 31, 2015)
Retained earnings	2,756,453	2,692,317
Accumulated other comprehensive loss	(259,817)	(266,649)
Total shareholders’ equity	543,333	580,457
Total liabilities and shareholders’ equity	$2,035,273	$2,016,639

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2016 and twelve months ended December 31, 2015
(In thousands, except share data)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted
stock units	403,908	—	—	47,393	(17,837)	—	29,556
Repurchases of common stock	(1,556,797)	—	—	(494,966)	—	—	(494,966)
Tax benefit resulting from exercise of certain
employee stock options	—	—	12,929	—	—	—	12,929
Share-based compensation	—	—	14,223	—	—	—	14,223
Net earnings	—	—	—	—	352,820	—	352,820
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(53,700)	(53,700)
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457
Exercise of stock options and restricted
stock units	59,321	—	—	7,447	(1,538)	—	5,909
Repurchases of common stock	(390,337)	—	—	(125,000)	—	—	(125,000)
Tax benefit resulting from exercise of certain employee stock options	—	—	5,805	—	—	—	5,805
Share-based compensation	—	—	3,656	—	—	—	3,656
Net earnings	—	—	—	—	65,674	—	65,674
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	6,832	6,832
Balance at March 31, 2016	26,759,102	$448	$707,031	$(2,660,782)	$2,756,453	$(259,817)	$543,333

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2016 and 2015
(In thousands)
(unaudited)

	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net earnings	$65,674	$63,051
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,122	8,301
Amortization	8,424	7,528
Deferred tax benefit	(3,304)	(1,670)
Excess tax benefits from share-based payment arrangements	(5,805)	(441)
Share-based compensation	3,656	3,496
Other	(77)	(16)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	28,610	38,179
Inventories	(10,267)	(17,703)
Other current assets	(1,453)	183
Trade accounts payable	(21,905)	(13,927)
Taxes payable	519	(2,685)
Accruals and other	(36,494)	(25,700)
Net cash provided by operating activities	35,700	58,596
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	135	42
Purchase of property, plant and equipment	(14,348)	(18,539)
Acquisitions	(4,329)	(200)
Net hedging settlements on intercompany loans	2,128	(8,384)
Net cash used in investing activities	(16,414)	(27,081)
Cash flows from financing activities:
Proceeds from borrowings	229,413	150,996
Repayments of borrowings	(124,467)	(77,486)
Proceeds from stock option exercises	5,909	9,546
Repurchases of common stock	(125,000)	(123,745)
Excess tax benefits from share-based payment arrangements	5,805	441
Other financing activities	(125)	—
Net cash used in financing activities	(8,465)	(40,248)

Effect of exchange rate changes on cash and cash equivalents	887	(1,171)

Net increase (decrease) in cash and cash equivalents	11,708	(9,904)

Cash and cash equivalents:
Beginning of period	98,887	85,263
End of period	$110,595	$75,359

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
At March 31, 2016 – Unaudited (Continued)
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
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Raw materials and parts	$101,759	$98,252
Work-in-progress	39,835	35,100
Finished goods	85,729	81,031
	$227,323	$214,383
Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluation for goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative and quantitative factors to determine whether it is more likely than not that the fair value of the underlying asset is less than its carrying amount.
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
Other intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$99,264	$(31,892)	$67,372	$98,175	$(30,836)	$67,339
Proven technology and patents	54,722	(33,470)	21,252	52,938	(32,444)	20,494
Tradename (finite life)	4,327	(2,200)	2,127	4,200	(2,158)	2,042
Tradename (indefinite life)	24,815	—	24,815	24,814	—	24,814
Other	2,146	(1,722)	424	2,111	(1,548)	563
	$185,274	$(69,284)	$115,990	$182,238	$(66,986)	$115,252
The Company recognized amortization expense associated with the above intangible assets of $1.8 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.8

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

million for 2016, $6.5 million for 2017, $6.2 million for 2018, $5.9 million for 2019, $5.6 million for 2020 and $5.3 million for 2021. Purchased intangible amortization was $1.7 million, $1.1 million after tax and $1.5 million, $1.0 million after tax for the three months ended March 31, 2016 and 2015.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $6.6 million and $5.9 million for the three months ended March 31, 2016 and 2015, respectively.
Revenue Recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have standalone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location.
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
At March 31, 2016 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.7 million and $3.5 million of share-based compensation expense for the three months ended March 31, 2016 and 2015, respectively.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Recent Accounting Pronouncements
In March 2016, the Company adopted ASU 2015-03 and ASU 2015-15, to ASC 835-30 "Interest - Imputation of Interest." The accounting guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, but allows debt issuance costs related to line-of-credit arrangements to remain as an asset. The Company elected to continue to present unamortized debt issuance costs related to the credit facility as an other non-current asset. The Company applied the adoption of these standards retrospectively and reclassified $1.8 million of unamortized debt issuance costs from other non-current assets to long-term debt as of March 31, 2016 and December 31, 2015, respectively. The adoption of this guidance did not have a material impact on the Company's consolidated statement of financial position.
In March 2016, the FASB issued ASU 2016-09, to ASC 718 "Compensation - Stock Compensation." The guidance allows for the simplification related to several aspects of the accounting for share-based payment transactions, including income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance can be applied either on a retrospective or prospective basis and becomes effective for annual periods beginning after December 15, 2016. We are currently evaluating the impact the adoption of this guidance will have on the Company's consolidated results of operations, financial position, and disclosures.
In February 2016, the FASB issued ASU 2016-02 to ASC 842 "Leases." The accounting guidance primarily requires lessees to recognize most leases on their balance sheet as a right to use asset and a lease liability, with the exception of short term leases. A lessee will continue to recognize lease expense on a straight-line basis for leases classified as operating leases. The guidance becomes effective for fiscal years beginning after December 15, 2018 and must be applied on a retrospective basis with early adoption permitted. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In November 2015, the FASB issued ASU 2015-17, to ASC 740 "Income Taxes." The guidance simplifies the balance sheet classification of deferred taxes. The new guidance requires that all deferred tax balances be presented as non-current. This change, which can be early adopted, conforms U.S. GAAP

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

to IFRS. The guidance becomes effective for the Company for the year beginning January 1, 2017. The adoption of this guidance would have reduced current assets and increased non-current assets by approximately $70.0 million and reduced current liabilities and increased non-current liabilities by approximately $22.9 million on the Company's consolidated balance sheet at March 31, 2016.
In May 2015, the FASB issued ASU 2015-07, to ASC 820 "Fair Value Measurements." ASU 2015-07 removes the requirement to categorize investments using the net asset value per share method within the fair value hierarchy. We are currently evaluating the impact this guidance will have on the Company's pension assets fair value hierarchy table which will be adopted in the fourth quarter 2016.
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
Cash Flow Hedges
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. In January 2015, prior to the Swiss National Bank's abandonment of its previously established exchange rate floor of 1.20 Swiss francs per euro, the Company increased the notional amount of the cash flow hedges to a total notional value and average forward rate of Euro 86 million and 1.21 for contracts that matured in 2015 and Euro 67 million and 1.19 for contracts that mature in 2016. The notional amount of foreign currency forward contracts outstanding at March 31, 2016 was $57.9 million (Euro 51.6 million) and was $73 million (Euro 67 million) at December 31, 2015. The amount recognized in other comprehensive income (loss) during the three months period ended March 31, 2016 and 2015 was a loss of $0.5 million and a gain of $22.8 million, respectively.
The Company has an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million in forecasted borrowings under the Company’s credit facility to a fixed obligation of 2.52%. The swap began in October 2015 and matures in October 2020.
In March 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement will change the floating rate LIBOR-based interest payments associated with $100 million in

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

forecasted borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in February 2017 and matures in February 2022.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2016 and December 31, 2015, respectively, and disclosed in Note 4 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 8 to the consolidated financial statements. A derivative gain of $3.4 million based upon interest rates and foreign currency rates at March 31, 2016, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through March 31, 2016, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2016 and December 31, 2015 as disclosed in Note 4. The Company recognized in other charges (income), a net gain of $1.0 million and a net loss $9.3 million during the three months ended March 31, 2016 and 2015, respectively, which was primarily offset by the underlying transaction losses and gains on the related intercompany balances. At March 31, 2016 and December 31, 2015, these contracts had a notional value of $295.8 million and $318.7 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At March 31, 2016 and December 31, 2015, the Company had derivative assets totaling $6.3 million and $8.2 million, respectively, and derivative liabilities totaling $9.3 million and $4.7 million, respectively. The fair values of the interest rate swap agreement, foreign currency forward contracts designated as cash flow hedges, and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2016 and December 31, 2015.
At March 31, 2016 and December 31, 2015, the Company had $17.1 million and $18.8 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $12.6 million as of March 31, 2016. The carrying value of the Company's debt exceeds the fair value by approximately $9.2 million as of December 31, 2015.
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
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A fair value hierarchy has been established that categorizes these inputs into three levels:

Level 1:	Quoted prices in active markets for identical assets and liabilities

Level 2:	Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:	Unobservable inputs
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	March 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$17,142	$—	$17,142	$—	$18,755	$—	$18,755	$—
Foreign currency forward contracts designated as cash flow hedge	5,100	—	5,100	—	7,056	—	7,056	—
Foreign currency forward contracts not designated as hedging instruments	1,194	—	1,194	—	1,166	—	1,166	—
Total	$23,436	$—	$23,436	$—	$26,977	$—	$26,977	$—

Liabilities:
Interest rate swap agreements	$8,367	$—	$8,367	$—	$4,092	$—	$4,092	$—
Foreign currency forward contracts not designated as hedging instruments	964	—	964	—	625	—	625	—
Total	$9,331	$—	$9,331	$—	$4,717	$—	$4,717	$—

5.	INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 24% for each of the three month periods ended March 31, 2016 and 2015.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.	DEBT
Debt consisted of the following at March 31, 2016:

	March 31, 2016
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	$50,000	$—	$50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
Euro 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	140,150	140,150
Debt issuance costs, net	(1,388)	(406)	(1,794)
Total Senior Notes	348,612	139,744	488,356
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	176,500	17,016	193,516
Other local arrangements	—	17,381	17,381
Total debt	525,112	174,141	699,253
Less: current portion	—	(17,381)	(17,381)
Total long-term debt	$525,112	$156,760	$681,872
As of March 31, 2016, the Company had $602.0 million of availability remaining under its Credit Agreement.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized loss recorded in other comprehensive income (loss) related to this net investment hedge was $3.6 million for the three months ended March 31, 2016.

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there was $1.4 billion common shares remaining to be repurchased under the program as of March 31, 2016. The share repurchases are expected to be funded from cash generated from operating activities, borrowings and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 25.0 million shares since the inception of the program in 2004 through March 31, 2016. During the three months ended March 31, 2016 and 2015, the Company spent $125.0 million and $123.7 million on the repurchase of 390,337 shares and 400,845 shares at an average price per share of $320.22 and $308.69, respectively. The Company reissued 59,321 shares and 125,398 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2016 and 2015, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the periods ended March 31, 2016 and 2015:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(2,653)	—	(2,653)
Foreign currency translation adjustment	10,914	(554)	(2,835)	7,525
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(977)	2,937	1,960
Net change in other comprehensive income (loss), net of tax	10,914	(4,184)	102	6,832
Balance at March 31, 2016	$(46,480)	$(1,168)	$(212,169)	$(259,817)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2014	$(4,960)	$(1,944)	$(206,045)	$(212,949)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	18,359	—	18,359
Foreign currency translation adjustment	(25,941)	(1,547)	2,337	(25,151)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(1,987)	2,523	536
Net change in other comprehensive income (loss), net of tax	(25,941)	14,825	4,860	(6,256)
Balance at March 31, 2015	$(30,901)	$12,881	$(201,185)	$(219,205)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income for the three months ended March 31:

	2016	2015	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$264	$765	Interest expense
Foreign currency forward contracts	(1,433)	(3,091)	Cost of sales - products
Total before taxes	(1,169)	(2,326)
Provision for taxes	(192)	(339)	Provision for taxes
Total, net of taxes	$(977)	$(1,987)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$3,960	$3,441	(a)
Provision for taxes	1,023	918	Provision for taxes
Total, net of taxes	$2,937	$2,523

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three months ended March 31, 2016 and 2015.

Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2016	March 31, 2015
Net earnings	$65,674	$63,051
Other comprehensive income (loss), net of tax	6,832	$(6,256)
Comprehensive income (loss), net of tax	$72,506	$56,795

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, relating to outstanding stock options and restricted stock units:

	2016	2015
Three months ended	489,726	647,715
Outstanding options and restricted stock units to purchase or receive 176,917 and 198,508 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost, net	$117	$209	$4,145	$4,745	$—	$—	$4,262	$4,954
Interest cost on projected benefit obligations	1,292	1,608	2,647	3,554	19	35	3,958	5,197
Expected return on plan assets	(2,099)	(2,394)	(8,247)	(9,299)	—	—	(10,346)	(11,693)
Recognition of prior service cost	—	—	(1,261)	(973)	(469)	(469)	(1,730)	(1,442)
Recognition of actuarial losses/(gains)	1,890	1,907	4,473	3,819	(673)	(843)	5,690	4,883
Net periodic pension cost/(credit)	$1,200	$1,330	$1,757	$1,846	$(1,123)	$(1,277)	$1,834	$1,899

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company expects to make employer contributions of approximately $19.4 million to its non-U.S. pension plan and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan during the year ended December 31, 2016. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

In February 2016 the Company offered approximately 700 former employees, who have deferred vested pension plan benefits, a one-time option to receive a lump sum distribution of their benefits. Eligible participants had 45 days to make their election. Based upon the eligible participant acceptance, $14.6 million will be paid from plan assets to these former employees in the second quarter of 2016 with a corresponding decrease in the benefit obligation to these former employees. The Company will also incur a one-time non-cash settlement charge of approximately $8.3 million during the second quarter of 2016, which will be recorded in other charges (income), net.

11.	RESTRUCTURING CHARGES
For the three months ending March 31, 2016, the Company incurred $0.9 million of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2016 is as follows:

Total
Balance at December 31, 2015	$12,211
Restructuring charges	880
Cash payments / utilization	(1,841)
Impact of foreign currency	173
Balance at March 31, 2016	$11,423

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and hedging activity, and other items.

13.	SEGMENT REPORTING
As disclosed in Note 17 to the Company's consolidated financial statements for the year ending December 31, 2015, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2016	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$187,935	$19,630	$207,565	$29,155	$319,715
Swiss Operations	26,965	120,310	147,275	35,822	22,241
Western European Operations	137,651	38,547	176,198	20,190	91,482
Chinese Operations	84,947	45,927	130,874	36,626	692
Other (a)	102,176	1,354	103,530	11,094	14,053
Eliminations and Corporate (b)	—	(225,768)	(225,768)	(30,874)	—
Total	$539,674	$—	$539,674	$102,013	$448,183

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2015	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$178,907	$18,292	$197,199	$24,329	$308,863
Swiss Operations	30,888	118,022	148,910	35,592	22,507
Western European Operations	140,918	42,027	182,945	20,341	92,430
Chinese Operations	86,449	43,505	129,954	34,558	744
Other (a)	98,539	1,357	99,896	9,103	13,160
Eliminations and Corporate (b)	—	(223,203)	(223,203)	(26,617)	—
Total	$535,701	$—	$535,701	$97,306	$437,704

(a)	Other includes reporting units in Eastern Europe, Latin America, East Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Earnings before taxes	$86,413	$82,963
Amortization	8,424	7,528
Interest expense	6,580	6,725
Restructuring charges	880	907
Other charges (income), net	(284)	(817)
Segment profit	$102,013	$97,306

During the three months ended March 31, 2016, restructuring charges of $0.9 million were recognized, of which $0.3 million, $0.4 million, $0.1 million, and $0.1 million related to the Company’s U.S., Swiss, China and Other operations, respectively. Restructuring charges of $0.9 million were recognized during the three months ended March 31, 2015, of which $0.7 million, $0.1 million and $0.3 million related to the Company's Swiss, Chinese and Other operations, respectively offset by a credit of $0.2 million related to the Company’s Western European operations.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
We also include in the discussion below disclosures of immaterial qualitative factors that are not quantified. Although the impact of such factors is not considered material, we believe these disclosures can be useful in evaluating our operating results.
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2016 and 2015 (amounts in thousands).

	Three months ended March 31,
	2016		2015
	(unaudited)%		(unaudited)%
Net sales	$539,674	100.0	$535,701	100.0
Cost of sales	239,767	44.4	236,896	44.2
Gross profit	299,907	55.6	298,805	55.8
Research and development	28,973	5.4	28,461	5.3
Selling, general and administrative	168,921	31.3	173,038	32.3
Amortization	8,424	1.6	7,528	1.4
Interest expense	6,580	1.2	6,725	1.3
Restructuring charges	880	0.2	907	0.2
Other charges (income), net	(284)	(0.1)	(817)	(0.2)
Earnings before taxes	86,413	16.0	82,963	15.5
Provision for taxes	20,739	3.8	19,912	3.7
Net earnings	$65,674	12.2	$63,051	11.8

Net sales
Net sales were $539.7 million for the three months ended March 31, 2016, compared to $535.7 million for the corresponding period in 2015. This represents an increase in U.S. dollars of 1%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 4% for the three months ended March 31, 2016. While market conditions continue to be strong in the United States, we remain cautious about our sales growth outlook as global market conditions remain uncertain, including in emerging markets.
Net sales by geographic destination for the three months ended March 31, 2016, in U.S. dollars increased 5% in the Americas, and decreased 2% in Europe and 1% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 6% in the Americas, 4% in Asia/Rest of World, and were flat in Europe. A discussion of sales by operating segment is included below.
As described in Note 17 to our consolidated financial statements for the year ended December 31, 2015, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products were flat in U.S. dollars and increased 3% in local currency for the three months ended March 31, 2016 compared to the prior period. Service revenue (including spare parts) increased 3% in U.S. dollars and 6% in local currency during the three months ended March 31, 2016 compared to the corresponding period in 2015.
Net sales of our laboratory-related products, which represented approximately 49% of our total net sales for the three months ended March 31, 2016, increased 2% in U.S. dollars and 5% in local currencies during the three months ended March 31, 2016. The local currency increase included growth in most product categories, including strong growth in pipettes.
Net sales of our industrial-related products, which represented approximately 42% of our total net sales for the three months ended March 31, 2016, decreased 1% in U.S. dollars and 2% in local currencies during the three months ended March 31, 2016. The local currency increase in net sales of our industrial-related products includes solid growth in product inspection offset by a modest volume decline in core industrial products during the three months ended March 31, 2016.
Net sales in our food retailing markets, which represented approximately 9% of our total net sales for the three months ended March 31, 2016, increased 2% in U.S. dollars and increased 5% in local currencies during the three months ended March 31, 2016, with strong volume growth in the Americas and Asia/Rest of World, offset in part by reduced sales volume in Europe.
Gross profit
Gross profit as a percentage of net sales was 55.6% for the three months ended March 31, 2016 compared to 55.8% for the corresponding period in 2015.
Gross profit as a percentage of net sales for products was 59.9% and 60.1% for the three month periods ended March 31, 2016 and 2015.
Gross profit as a percentage of net sales for services (including spare parts) was 41.5% for the three months ended March 31, 2016 compared to 41.2% for the corresponding period in 2015.
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2016 includes unfavorable business mix and investments in our field service organization, partly offset by favorable price realization and reduced material costs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.4% for the three months ended March 31, 2016 and 2015. Research and development expenses increased 1% in U.S. dollars and 5% in local currencies, during the three months ended March 31, 2016 compared to the corresponding period in 2015.

Selling, general and administrative expenses as a percentage of net sales were 31.3% for the three months ended March 31, 2016 compared to 32.3% in the corresponding period during 2015. Selling, general and administrative expenses decreased 2% in U.S. dollars and increased 1% in local currencies, during the three months ended March 31, 2016 compared to the corresponding period in 2015. The local currency increase includes investments in our field sales organization and higher cash incentive expense, offset in part by benefits from our cost savings initiatives.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $8.4 million for the three months ended March 31, 2016 and $7.5 million for the corresponding period in 2015.
Interest expense was $6.6 million for the three months ended March 31, 2016 and $6.7 million for the corresponding period in 2015.
Other charges (income), net consists primarily of (gains) losses from foreign currency transactions, interest income and other items.
The provision for taxes is based upon using our projected annual effective tax rate of 24% for the three month periods ended March 31, 2016 and 2015. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 17 to our consolidated financial statements for the year ended December 31, 2015.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2016	2015	%
Total net sales	$207,565	$197,199	5%
Net sales to external customers	$187,935	$178,907	5%
Segment profit	$29,155	$24,329	20%

Total net sales and net sales to external customers both increased 5% for the three months ended March 31, 2016 compared with the corresponding period in 2015. The increase in total net sales and net sales to external customers for the three months ended March 31, 2016 reflects strong growth in most product categories with particularly strong volume growth in pipettes, food retailing, and laboratory balances.
Segment profit increased $4.8 million for the three months ended March 31, 2016 compared to the corresponding period in 2015 primarily due to increased net sales and benefits from our margin expansion initiatives, offset in part by increased sales and service investments.

Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2016	2015	%1)
Total net sales	$147,275	$148,910	(1)%
Net sales to external customers	$26,965	$30,888	(13)%
Segment profit	$35,822	$35,592	1%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and increased 3% in local currency for the three months ended March 31, 2016 compared to the corresponding period in 2015. Net sales to external customers decreased 13% in U.S. dollars and 10% in local currency during the three months ended March 31, 2016 compared to the corresponding period in 2015. The decrease in local currency net sales to external customers for the three month period ended March 31, 2016 primarily related to soft market conditions.

Segment profit increased $0.2 million for the three month period ended March 31, 2016 compared to the corresponding period in 2015. Segment profit during the three months ended March 31, 2016 includes the impact of increased inter-segment local currency sales, benefits from our cost savings programs, and reduced material costs, offset in part by higher currency hedging gains in the prior year.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2016	2015	%1)
Total net sales	$176,198	$182,945	(4)%
Net sales to external customers	$137,651	$140,918	(2)%
Segment profit	$20,190	$20,341	(1)%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 4% in U.S. dollars and 1% in local currencies during the three month period ended March 31, 2016 compared to the corresponding period in 2015. Net sales to external customers decreased 2% in U.S. dollars and were flat in local currencies during the three month period ended March 31, 2016 compared to the corresponding period in 2015. Local currency net sales to external customers for the three months ended March 31, 2016 increased in laboratory-related products offset by volume declines in industrial-related products and food retailing.

Segment profit decreased $0.2 million for the three month period ended March 31, 2016 compared to the corresponding period in 2015. The decrease in segment profit includes the impact of decreased net sales and increased sales and service investments, offset in part by the benefits from our margin expansion initiatives and cost savings initiatives.
Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2016	2015	%1)
Total net sales	$130,874	$129,954	1%
Net sales to external customers	$84,947	$86,449	(2)%
Segment profit	$36,626	$34,558	6%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 1% in U.S. dollars and 7% in local currency during the three months ended March 31, 2016 compared to the corresponding period in 2015. Net sales to external customers decreased 2% in U.S. dollars and increased 4% in local currency during the three months ended March 31, 2016 as compared to the corresponding period in 2015. The increase in local currency net sales to external customers during the three months ended March 31, 2016 reflects growth in most product categories. Chinese market conditions remain uncertain and the outlook is unclear.

Segment profit increased $2.1 million for the three month period ended March 31, 2016 compared to the corresponding period in 2015. The increase in segment profit for the three month period ended March 31, 2016 includes increased local currency net sales and benefits from our cost savings initiatives.
Other (amounts in thousands)

	Three months ended March 31,
	2016	2015	%1)
Total net sales	$103,530	$99,896	4%
Net sales to external customers	$102,176	$98,539	4%
Segment profit	$11,094	$9,103	22%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales and net sales to external customers increased 4% in U.S. dollars and increased 10% in local currencies during the three month period ended March 31, 2016 compared to the corresponding period in 2015. The local currency increase in net sales to external customers includes particularly strong volume growth and increased price realization in several countries. These results were offset in part by net sales declines in Russia and Brazil.

Segment profit increased $2.0 million for the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase in segment profit is primarily due to increased net sales, offset in part by unfavorable currency of approximately $1.0 million and increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $35.7 million during the three months ended March 31, 2016, compared to $58.6 million in the corresponding period in 2015. The decrease in 2016 includes a higher working capital outflow of $19.3 million versus the prior year comparable period primarily due to changes in accounts receivables of $9.6 million and accounts payables of $8.0 million that are primarily related to timing.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $14.3 million for the three months ended March 31, 2016 compared to $18.5 million in the corresponding period in 2015.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of March 31, 2016, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2016:

	March 31, 2016
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	$50,000	$—	$50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
Euro 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	140,150	140,150
Debt issuance costs, net	(1,388)	(406)	(1,794)
Total Senior Notes	348,612	139,744	488,356
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	176,500	17,016	193,516
Other local arrangements	—	17,381	17,381
Total debt	525,112	174,141	699,253
Less: current portion	—	(17,381)	(17,381)
Total long-term debt	$525,112	$156,760	$681,872

As of March 31, 2016, approximately $602.0 million was available under our Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In 2016, we consummated acquisitions totaling $4.3 million, which includes additional cash consideration of $0.5 million. Goodwill recorded in connection with the acquisitions totaled $2.0 million. We also recorded $1.2 million of identified intangibles primarily pertaining to customer relationships in connection with the acquisitions, which will be amortized on a straight-line basis over 10 years.

Share Repurchase Program
The Company has a share repurchase program of which there was $1.4 billion of common shares remaining to be repurchased under the program as of March 31, 2016. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 25.0 million shares since the inception of the program through March 31, 2016. During the three months ended March 31, 2016 and 2015, we spent $125.0 million and $123.7 million on the repurchase of 390,337 shares and 400,845 shares at an average price per share of $320.22 and $308.69, respectively. We reissued 59,321 shares and 125,398 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2016 and 2015, respectively.

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

We entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts at March 31, 2016 is Euro 51.6 million and 1.19 for contracts that mature in 2016. Absent these forward currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million to $1.4 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.4 million to $0.6 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2016, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $19.4 million in the reported U.S. dollar value of our debt.

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
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2016, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2016 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2016	109,176	$315.89	109,176	$1,448,921
February 1 to February 29, 2016	138,142	$312.00	138,142	$1,405,818
March 1 to March 31, 2016	143,019	$331.45	143,019	$1,358,411
Total	390,337	$320.22	390,337	$1,358,411

The Company has a share repurchase program, of which there is $1.4 billion common shares remaining to repurchase under the program as of March 31, 2016. We have purchased 25.0 million shares since the inception of the program through March 31, 2016.
During the three months ended March 31, 2016 and 2015, we spent $125.0 million and $123.7 million on the repurchase of 390,337 and 400,845 shares at an average price per share of $320.22 and $308.69, respectively. We reissued 59,321 shares and 125,398 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2016 and 2015, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	May 6, 2016	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith