Form 10-Q
period 2016-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2016-07-29
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2016, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 26,489,610 shares of Common Stock outstanding at June 30, 2016.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2016 and 2015
(In thousands, except share data)
(unaudited)

	June 30, 2016	June 30, 2015
Net sales
Products	$470,605	$449,702
Service	137,681	132,355
Total net sales	608,286	582,057
Cost of sales
Products	183,322	183,127
Service	77,388	76,018
Gross profit	347,576	322,912
Research and development	30,701	29,794
Selling, general and administrative	187,798	174,808
Amortization	8,655	7,634
Interest expense	6,872	6,942
Restructuring charges	2,205	1,720
Other charges (income), net	8,173	(33)
Earnings before taxes	103,172	102,047
Provision for taxes	23,584	24,490
Net earnings	$79,588	$77,557

Basic earnings per common share:
Net earnings	$2.99	$2.79
Weighted average number of common shares	26,631,015	27,843,905

Diluted earnings per common share:
Net earnings	$2.93	$2.73
Weighted average number of common and common equivalent shares	27,143,284	28,460,336

Comprehensive income, net of tax (Note 9)	$56,630	$99,337

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2016 and 2015
(In thousands, except share data)
(unaudited)

	June 30, 2016	June 30, 2015
Net sales
Products	$883,897	$862,606
Service	264,063	255,152
Total net sales	1,147,960	1,117,758
Cost of sales
Products	349,179	347,793
Service	151,298	148,248
Gross profit	647,483	621,717
Research and development	59,674	58,255
Selling, general and administrative	356,719	347,846
Amortization	17,079	15,162
Interest expense	13,452	13,667
Restructuring charges	3,085	2,627
Other charges (income), net	7,889	(850)
Earnings before taxes	189,585	185,010
Provision for taxes	44,323	44,402
Net earnings	$145,262	$140,608

Basic earnings per common share:
Net earnings	$5.42	$5.03
Weighted average number of common shares	26,781,154	27,978,814

Diluted earnings per common share:
Net earnings	$5.32	$4.91
Weighted average number of common and common equivalent shares	27,283,012	28,611,637

Comprehensive income, net of tax (Note 9)	$129,136	$156,132

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2016 and December 31, 2015
(In thousands, except share data)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$114,646	$98,887
Trade accounts receivable, less allowances of $13,918 at June 30, 2016
and $14,435 at December 31, 2015	407,972	411,420
Inventories	234,006	214,383
Current deferred tax assets, net	70,940	67,483
Other current assets and prepaid expenses	72,696	70,642
Total current assets	900,260	862,815
Property, plant and equipment, net	514,312	517,229
Goodwill	444,278	446,284
Other intangible assets, net	114,002	115,252
Non-current deferred tax assets, net	22,958	22,873
Other non-current assets	65,937	52,186
Total assets	$2,061,747	$2,016,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$131,888	$142,075
Accrued and other liabilities	120,278	127,645
Accrued compensation and related items	108,001	136,414
Deferred revenue and customer prepayments	117,906	88,829
Taxes payable	69,178	63,241
Current deferred tax liabilities	22,912	22,435
Short-term borrowings and current maturities of long-term debt	20,945	14,488
Total current liabilities	591,108	595,127
Long-term debt	693,263	575,138
Non-current deferred tax liabilities	78,034	71,365
Other non-current liabilities	207,380	194,552
Total liabilities	1,569,785	1,436,182
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 26,489,610 and
27,090,118 shares at June 30, 2016 and December 31, 2015, respectively	448	448
Additional paid-in capital	715,971	697,570
Treasury stock at cost (18,296,401 shares at June 30, 2016, and 17,695,893 shares at December 31, 2015)	(2,776,454)	(2,543,229)
Retained earnings	2,834,772	2,692,317
Accumulated other comprehensive income (loss)	(282,775)	(266,649)
Total shareholders’ equity	491,962	580,457
Total liabilities and shareholders’ equity	$2,061,747	$2,016,639

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2016 and twelve months ended December 31, 2015
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted
stock units	403,908	—	—	47,393	(17,837)	—	29,556
Repurchases of common stock	(1,556,797)	—	—	(494,966)	—	—	(494,966)
Tax benefit resulting from exercise of
certain employee stock options	—	—	12,929	—	—	—	12,929
Share-based compensation	—	—	14,223	—	—	—	14,223
Net earnings	—	—	—	—	352,820	—	352,820
Other comprehensive income (loss),
net of tax	—	—	—	—	—	(53,700)	(53,700)
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457
Exercise of stock options and restricted
stock units	131,737	—	—	16,772	(2,807)	—	13,965
Repurchases of common stock	(732,245)	—	—	(249,997)	—	—	(249,997)
Tax benefit resulting from exercise of
certain employee stock options	—	—	11,152	—	—	—	11,152
Share-based compensation	—	—	7,249	—	—	—	7,249
Net earnings	—	—	—	—	145,262	—	145,262
Other comprehensive income (loss),
net of tax (Note 9)	—	—	—	—	—	(16,126)	(16,126)
Balance at June 30, 2016	26,489,610	$448	$715,971	$(2,776,454)	$2,834,772	$(282,775)	$491,962

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2016 and 2015
(In thousands)
(unaudited)

	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net earnings	$145,262	$140,608
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,116	16,658
Amortization	17,079	15,162
Deferred tax benefit	(8,852)	(2,681)
Excess tax benefits from share-based payment arrangements	(11,152)	(1,278)
Share-based compensation	7,249	6,981
Non-cash pension settlement charge	8,189	—
Other	(101)	89
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	5,189	21,764
Inventories	(20,029)	(18,659)
Other current assets	(3,519)	(959)
Trade accounts payable	(8,673)	(7,593)
Taxes payable	5,351	7,836
Accruals and other	(884)	(14,143)
Net cash provided by operating activities	151,225	163,785
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	218	127
Purchase of property, plant and equipment	(28,858)	(35,923)
Acquisitions	(4,329)	(300)
Net hedging settlements on intercompany loans	1,075	(12,811)
Net cash used in investing activities	(31,894)	(48,907)
Cash flows from financing activities:
Proceeds from borrowings	392,560	493,450
Repayments of borrowings	(269,684)	(313,923)
Proceeds from stock option exercises	13,965	17,738
Repurchases of common stock	(249,997)	(247,473)
Excess tax benefits from share-based payment arrangements	11,152	1,278
Other financing activities	(680)	(854)
Net cash used in financing activities	(102,684)	(49,784)
Effect of exchange rate changes on cash and cash equivalents	(888)	(1,048)
Net increase (decrease) in cash and cash equivalents	15,759	64,046
Cash and cash equivalents:
Beginning of period	98,887	85,263
End of period	$114,646	$149,309

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
At June 30, 2016 – Unaudited (Continued)
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
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Raw materials and parts	$101,369	$98,252
Work-in-progress	41,433	35,100
Finished goods	91,204	81,031
	$234,006	$214,383
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
Other intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$98,867	$(32,577)	$66,290	$98,175	$(30,836)	$67,339
Proven technology and patents	54,520	(34,060)	20,460	52,938	(32,444)	20,494
Tradename (finite life)	4,289	(2,212)	2,077	4,200	(2,158)	2,042
Tradename (indefinite life)	24,788	—	24,788	24,814	—	24,814
Other	2,143	(1,756)	387	2,111	(1,548)	563
	$184,607	$(70,605)	$114,002	$182,238	$(66,986)	$115,252

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $1.7 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively and $3.5 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $6.8 million for 2016, $6.5 million for 2017, $6.2 million for 2018, $5.9 million for 2019, $5.6 million for 2020 and $5.3 million for 2021. Purchased intangible amortization was $1.5 million, $1.0 million after tax, and $1.4 million, $0.9 million after tax, for the three months ended June 30, 2016 and 2015, respectively and $3.2 million, $2.1 million after tax, and $2.8 million, $1.9 million after tax, for the six months ended June 30, 2016 and 2015, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $6.9 million and $6.0 million for the three months ended June 30, 2016 and 2015, respectively and $13.4 million and $11.9 million for the six months ended June 30, 2016 and 2015, respectively.
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
At June 30, 2016 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.6 million and $7.2 million of share-based compensation expense for the three and six months ended June 30, 2016, respectively, compared to $3.5 million and $7.0 million for the corresponding periods in 2015.
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
In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers," which amends ASU 2014-09. The ASU provides guidance for assessing collectability, presentation of sales taxes, noncash considerations, and completed contract modifications at transition. The guidance becomes effective for the Company for the year beginning January 1, 2018. We are currently evaluating the impact the adoption of this guidance will have on the Company's consolidated results of operations, financial position, and disclosures.
In May 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers," which amends ASU 2014-09. The ASU provides guidance for identifying performance obligations as they pertain to immaterial promised goods or services, shipping and handling activities, and identifying when promises represent performance obligations. The guidance becomes effective for the Company for the year beginning January 1, 2018. We are currently evaluating the impact the adoption of this guidance will have on the Company's consolidated results of operations, financial position, and disclosures.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
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
In November 2015, the FASB issued ASU 2015-17, to ASC 740 "Income Taxes." The guidance simplifies the balance sheet classification of deferred taxes. The new guidance requires that all deferred tax balances be presented as non-current. This change, which can be early adopted, conforms U.S. GAAP to IFRS. The guidance becomes effective for the Company for the year beginning January 1, 2017. The adoption of this guidance would have reduced current assets and increased non-current assets by approximately $70.9 million and reduced current liabilities and increased non-current liabilities by approximately $22.9 million on the Company's consolidated balance sheet at June 30, 2016.
In May 2015, the FASB issued ASU 2015-07, to ASC 820 "Fair Value Measurements." ASU 2015-07 removes the requirement to categorize investments using the net asset value per share method within the fair value hierarchy. The Company will adopt the guidance in the fourth quarter of 2016, which will have an immaterial impact on the consolidated financial statements.

3.	ACQUISITIONS
In May 2016, the Company entered into an agreement to acquire substantially all of the assets of Henry Troemner, LLC, a leading supplier of lab equipment, weights and weight calibration based in the United States. Total consideration for the acquisition is approximately $96 million. The acquisition is expected to be consummated in the third quarter of 2016 and will be funded by the Company's existing Credit Agreement.
In 2016, the Company consummated acquisitions totaling $4.3 million, which included additional cash consideration of $0.5 million. Goodwill recorded in connection with the acquisitions totaled $2.0 million. The Company also recorded $1.2 million of identified intangibles primarily pertaining to customer relationships in connection with the acquisitions, which will be amortized on a straight-line basis over 10 years.

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

investment in euro-denominated foreign operations. For additional disclosures on the fair value of financial instruments, see Note 5.
Cash Flow Hedges
In July 2012, the Company began entering into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. In January 2015, prior to the Swiss National Bank's abandonment of its previously established exchange rate of 1.20 Swiss franc per euro, the Company increased the notional amount of the cash flow hedges to a total notional value and average forward rate of Euro 86 million and 1.21 for contracts that matured in 2015 and Euro 67 million and 1.19 for contracts that mature in 2016. The notional amount of foreign currency forward contracts outstanding at June 30, 2016 were $40.1 million (Euro 36.3 million) and $73 million (Euro 67 million) at December 31, 2015. The gross amount recognized in other comprehensive income (loss) during the three month periods ended June 30, 2016 and 2015 was a gain of $0.3 million and $1.4 million, respectively. The gross amount recognized in other comprehensive income (loss) during the six month periods ended June 30, 2016 and 2015 was a loss of $0.2 million and a gain $24.2 million, respectively.
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2016 and December 31, 2015, respectively, and disclosed in Note 5 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 9 to the consolidated financial statements. A derivative gain of $2.1 million based upon interest rates and foreign currency rates at June 30, 2016, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2016, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2016 and June 30, 2015, respectively, and disclosed in Note 5. The Company recognized in other charges (income), a net loss of $1.7 million and $0.2 million during the three months ended June 30, 2016 and 2015, respectively, and a net loss of $0.6 million and $9.5 million during the six months ended June 30, 2016 and 2015, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At June 30, 2016 and June 30, 2015, these contracts had a notional value of $348.4 million and $318.7 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

5.    FAIR VALUE MEASUREMENTS
At June 30, 2016 and December 31, 2015, the Company had derivative assets totaling $5.3 million and $8.2 million, respectively, and derivative liabilities totaling $12.0 million and $4.7 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2016 and December 31, 2015.
At June 30, 2016 and December 31, 2015, the Company had $19.7 million and $18.8 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $31.6 million as of June 30, 2016. The carrying value of the Company's debt exceeds the fair value by approximately $9.2 million as of December 31, 2015.
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
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	June 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,675	$—	$19,675	$—	$18,755	$—	$18,755	$—
Foreign currency forwards contracts designed as cash flow hedges	3,888	—	3,888	—	7,056	—	7,056	—
Foreign currency forward contracts not designated as hedging instruments	1,368	—	1,368	—	1,166	—	1,166	—
Total	$24,931	$—	$24,931	$—	$26,977	$—	$26,977	$—

Liabilities:
Interest rate swap agreements	$10,167	$—	$10,167	$—	$4,092	$—	$4,092	$—
Foreign currency forward contracts not designated as hedging instruments	1,866	—	1,866	—	625	—	625	—
Total	$12,033	$—	$12,033	$—	$4,717	$—	$4,717	$—
6.    INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 24% before discrete items for both the three and six month periods ended June 30, 2016 and 2015.

7.    DEBT
Debt consisted of the following at June 30, 2016:

	June 30, 2016
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	138,183	138,183
Debt issuance costs, net	(1,344)	(399)	(1,743)
Total Senior Notes	348,656	137,784	486,440
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	157,952	48,871	206,823
Other local arrangements	—	20,945	20,945
Total debt	506,608	207,600	714,208
Less: current portion	—	(20,945)	(20,945)
Total long-term debt	$506,608	$186,655	$693,263
As of June 30, 2016, the Company had $588.6 million of availability remaining under its Credit Agreement.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a gain of $2.0 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and a loss of $1.6 million and a gain $0.5 million for the six months periods ended June 30, 2016 and 2015, respectively.

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there was $1.2 billion common shares remaining to be repurchased under the program as of June 30, 2016. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 25.4 million shares since the inception of the program in 2004 through June 30, 2016. During the six months ended June 30, 2016 and 2015, the Company spent $250.0 million and $247.5 million on the repurchase of 732,245 shares and 777,248 shares at an average price per share of $341.39 and $318.38, respectively. The Company also reissued 131,737 shares and 233,593 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2016 and 2015, respectively.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2016 and 2015:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)
Other comprehensive income (loss), net of tax:
Amounts recognized in accumulated other comprehensive income (loss), net of tax	—	(3,692)	(4,546)	(8,238)
Foreign currency translation adjustment	(15,350)	(556)	(810)	(16,716)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(2,007)	10,835	8,828
Net change in other comprehensive income (loss), net of tax	(15,350)	(6,255)	5,479	(16,126)
Balance at June 30, 2016	$(72,744)	$(3,239)	$(206,792)	$(282,775)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2014	$(4,960)	$(1,944)	$(206,045)	$(212,949)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	19,932	—	19,932
Foreign currency translation adjustment	(1,655)	(817)	(2,655)	(5,127)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(4,321)	5,040	719
Net change in other comprehensive income (loss), net of tax	(1,655)	14,794	2,385	15,524
Balance at June 30, 2015	$(6,615)	$12,850	$(203,660)	$(197,425)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three months ended June 30,
	2016	2015	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$262	$771	Interest expense
Foreign currency forward contracts	(1,498)	(3,532)	Cost of sales - products
Total before taxes	(1,236)	(2,761)
Provision for taxes	(206)	(427)	Provision for taxes
Total, net of taxes	$(1,030)	$(2,334)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, settlement loss and prior service cost, before taxes	$12,008	$3,428	(a)
Provision for taxes	4,110	911	Provision for taxes
Total, net of taxes	$7,898	$2,517
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and six months ended June 30, 2016 and 2015.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Six months ended June 30,
	2016	2015	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$526	$1,535	Interest expense
Foreign currency forward contracts	(2,931)	(6,623)	Cost of sales - products
Total before taxes	(2,405)	(5,088)
Provision for taxes	(398)	(767)	Provision for taxes
Total, net of taxes	$(2,007)	$(4,321)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, settlement loss and prior service cost, before taxes	$15,968	$6,869	(a)
Provision for taxes	5,133	1,829	Provision for taxes
Total, net of taxes	$10,835	$5,040
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and six months ended June 30, 2016 and 2015.
Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Net earnings	$79,588	$77,557	$145,262	$140,608
Other comprehensive income (loss), net of tax	(22,958)	21,780	(16,126)	15,524
Comprehensive income, net of tax	$56,630	$99,337	$129,136	$156,132
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, relating to outstanding stock options and restricted stock units:

	2016	2015
Three months ended	512,269	616,431
Six months ended	501,858	632,823
Outstanding options and restricted stock units to purchase or receive 84,392 and 95,535 shares of common stock for the three month periods ended June 30, 2016 and 2015, respectively, and options and restricted stock units to purchase or receive 108,361 and 95,725 for the six month periods ended June 30, 2016 and 2015, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost, net	$145	$208	$4,153	$4,711	$—	$—	$4,298	$4,919
Interest cost on projected benefit obligations	1,072	1,608	2,673	3,515	19	35	3,764	5,158
Expected return on plan assets	(1,945)	(2,394)	(8,341)	(9,340)	—	—	(10,286)	(11,734)
Recognition of prior service cost	—	—	(1,278)	(984)	(469)	(469)	(1,747)	(1,453)
Recognition of actuarial losses/(gains)	1,902	1,907	4,563	3,817	(673)	(843)	5,792	4,881
Settlement charge	7,963	—	—	—	—	—	7,963	—
Net periodic pension cost/(credit)	$9,137	$1,329	$1,770	$1,719	$(1,123)	$(1,277)	$9,784	$1,771

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost, net	$262	$417	$8,383	$9,456	$—	$—	$8,645	$9,873
Interest cost on projected benefit obligations	2,364	3,216	5,345	7,069	38	69	7,747	10,354
Expected return on plan assets	(4,044)	(4,788)	(16,681)	(18,639)	—	—	(20,725)	(23,427)
Recognition of prior service cost	—	—	(2,556)	(1,957)	(938)	(938)	(3,494)	(2,895)
Recognition of actuarial losses/(gains)	3,792	3,814	9,053	7,635	(1,346)	(1,685)	11,499	9,764
Settlement charge	7,963	—	—	—	—	—	7,963	—
Net periodic pension cost/(credit)	$10,337	$2,659	$3,544	$3,564	$(2,246)	$(2,554)	$11,635	$3,669

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the Company expects to make employer contributions of approximately $19.4 million to its non-U.S. pension plans and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan during the year ended December 31, 2016. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

In February 2016 the Company offered former employees a one-time option to receive a lump sum distribution of their vested pension plan benefits. Based upon the eligible participant acceptance, $14.6 million was paid from plan assets to these former employees in the second quarter of 2016 with a corresponding decrease in the benefit obligation. The Company incurred a one-time non-cash settlement charge recorded in other charges (income), net during the second quarter of 2016 of approximately $8.2 million , of which $8.0 million, $4.9 million after tax, was reclassified from accumulated other comprehensive income.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

12.    RESTRUCTURING CHARGES
For the three and six months ended June 30, 2016, the Company has incurred $2.2 million and $3.1 million of restructuring expenses which primarily comprised of employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2016 is as follows:

Total
Balance at December 31, 2015	$12,211
Restructuring charges	3,085
Cash payments and utilization	(4,302)
Impact of foreign currency	(17)
Balance at June 30, 2016	$10,977

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net for the three and six months ended June 30, 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activity, interest income and other items.

14.    SEGMENT REPORTING
As disclosed in Note 16 to the Company's consolidated financial statements for the year ended December 31, 2015, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2016
June 30, 2016	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$216,968	$22,102	$239,070	$41,112	$319,715
Swiss Operations	30,720	126,983	157,703	34,997	22,105
Western European Operations	154,264	38,945	193,209	24,303	87,452
Chinese Operations	92,886	58,655	151,541	45,934	672
Other (a)	113,448	1,700	115,148	13,249	14,334
Eliminations and Corporate (b)	—	(248,385)	(248,385)	(30,518)	—
Total	$608,286	$—	$608,286	$129,077	$444,278

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2016	Customers	Segments	Sales	Profit
U.S. Operations	$404,903	$41,733	$446,636	$70,267
Swiss Operations	57,685	247,294	304,979	70,819
Western European Operations	291,915	77,492	369,407	44,493
Chinese Operations	177,833	104,581	282,414	82,560
Other (a)	215,624	3,054	218,678	24,343
Eliminations and Corporate (b)	—	(474,154)	(474,154)	(61,392)
Total	$1,147,960	$—	$1,147,960	$231,090

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2015
June 30, 2015	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$204,263	$22,840	$227,103	$37,101	$308,863
Swiss Operations	33,153	116,753	149,906	33,359	23,198
Western European Operations	148,803	38,357	187,160	22,777	96,552
Chinese Operations	91,013	54,711	145,724	41,386	746
Other (a)	104,825	1,588	106,413	10,066	13,123
Eliminations and Corporate (b)	—	(234,249)	(234,249)	(26,379)	—
Total	$582,057	$—	$582,057	$118,310	$442,482

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2015	Customers	Segments	Sales	Profit
U.S. Operations	$383,086	$41,132	$424,218	$61,417
Swiss Operations	64,004	233,093	297,097	69,534
Western European Operations	289,721	79,307	369,028	42,783
Chinese Operations	177,461	103,180	280,641	74,613
Other (a)	203,486	2,945	206,431	19,188
Eliminations and Corporate (b)	—	(459,657)	(459,657)	(51,919)
Total	$1,117,758	$—	$1,117,758	$215,616

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Earnings before taxes	$103,172	$102,047	$189,585	$185,010
Amortization	8,655	7,634	17,079	15,162
Interest expense	6,872	6,942	13,452	13,667
Restructuring charges	2,205	1,720	3,085	2,627
Other charges (income), net	8,173	(33)	7,889	(850)
Segment profit	$129,077	$118,310	$231,090	$215,616

During the three months ended June 30, 2016, restructuring charges of $2.2 million were recognized, of which $0.8 million, $0.2 million, and $1.2 million, related to the Company’s U.S., Swiss, and Western European Operations, respectively. Restructuring charges of $1.7 million were recognized during the three months ended June 30, 2015, of which $0.1 million, $0.4 million, $0.7 million, $0.2 million, and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese Operations, and Other Operations respectively. Restructuring charges of $3.1 million were recognized during the six months ended June 30, 2016, of which $1.1 million, $0.6 million, $1.2 million, $0.1 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $2.6 million were recognized during the six months ended June 30, 2015, of which $0.1 million, $1.1 million, $0.5 million, $0.3 million and $0.6 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2016 and 2015 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$608,286	100.0	$582,057	100.0	$1,147,960	100.0	$1,117,758	100.0
Cost of sales	260,710	42.9	259,145	44.5	500,477	43.6	496,041	44.4
Gross profit	347,576	57.1	322,912	55.5	647,483	56.4	621,717	55.6
Research and development	30,701	5.0	29,794	5.1	59,674	5.2	58,255	5.2
Selling, general and administrative	187,798	30.9	174,808	30.1	356,719	31.1	347,846	31.1
Amortization	8,655	1.4	7,634	1.3	17,079	1.5	15,162	1.4
Interest expense	6,872	1.1	6,942	1.2	13,452	1.2	13,667	1.2
Restructuring charges	2,205	0.4	1,720	0.3	3,085	0.2	2,627	0.2
Other charges (income), net	8,173	1.3	(33)	—	7,889	0.7	(850)	(0.1)
Earnings before taxes	103,172	17.0	102,047	17.5	189,585	16.5	185,010	16.6
Provision for taxes	23,584	3.9	24,490	4.2	44,323	3.8	44,402	4.0
Net earnings	$79,588	13.1	$77,557	13.3	$145,262	12.7	$140,608	12.6

Net sales
Net sales were $608.3 million and $582.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $1,148.0 million and $1,117.8 million for the six months ended June 30, 2016 and June 30, 2015. This represents an increase of 5% and 3% in U.S. dollars for the three and six months ended June 30, 2016. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 6% and 5% for the three and six months ended June 30, 2016. While market conditions generally remain favorable, we remain cautious regarding our sales growth outlook given the uncertainty in global markets.
Net sales by geographic destination for the three and six months ended June 30, 2016 in U.S. dollars increased in the Americas 5% for both periods, in Europe 5% and 2%, and in Asia/Rest of World 4% and 1%, respectively. Our net sales by geographic destination for the three and six months ended June 30, 2016 in local currencies increased in the Americas 6% for both periods, in Europe 4% and 2%, and in Asia/Rest of World 8% and 6%, respectively. A discussion of sales by operating segment is included below.
As described in Note 16 to our consolidated financial statements for the year ended December 31, 2015, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 5% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2016 and increased 2% in U.S. dollars and 5% in local currencies for the six months ended June 30, 2016, compared to the corresponding periods in 2015. Service revenue (including spare parts) increased by 4% in U.S. dollars and 5% in local currencies for the three months ended June 30, 2016 and increased 3% in U.S. dollars and 5% in local currencies for the six months ended June 30, 2016, compared to the corresponding periods in 2015.
Net sales of our laboratory-related products, which represented approximately 49% of our total net sales increased 9% in U.S. dollars and 10% in local currencies for the three months ended June 30, 2016 and increased 5% in U.S. dollars and 7% in local currencies for the six months ended June 30, 2016. The local currency increase for the three and six months ended June 30, 2016 included strong growth in most product categories.
Net sales of our industrial-related products, which represented approximately 43% of our total net sales increased 1% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2016, and was flat in U.S. dollars and increased 3% in local currencies for the six months ended June 30, 2016. The local currency increase reflects solid growth in core industrial-related products during the three months ended June 30, 2016 including favorable transportation and logistics project activity.
Net sales in our food retailing products, which represented approximately 8% of our total net sales decreased 2% in both U.S. dollars and in local currencies for the three months ended June 30, 2016, and was flat in U.S. dollars and increased 1% in local currencies for the six months ended June 30, 2016. The local currency decrease for the three months ended June 30, 2016 was impacted by particularly strong project activity during the prior year comparable period in the Americas. The local currency increase for the six months ended June 30, 2016 includes strong volume growth in China, offset in part by reduced net sales in Europe.
Gross profit
Gross profit as a percentage of net sales was 57.1% and 55.5% for the three months ended June 30, 2016 and 2015, respectively, and 56.4% and 55.6% for the six months ended June 30, 2016 and 2015, respectively.
Gross profit as a percentage of net sales for products was 61.0% and 59.3% for the three months ended June 30, 2016 and 2015, respectively, and 60.5% and 59.7% for the six months ended June 30, 2016 and 2015, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 43.8% and 42.6% for the three months ended June 30, 2016 and 2015, respectively, and 42.7% and 41.9% for the six months ended June 30, 2016 and 2015, respectively.

The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2016 includes favorable price realization, reduced material costs and favorable business mix, partially offset by investments in our field service organization.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.0% and 5.1% for the three months ended June 30, 2016 and 2015, respectively, and was 5.2% for both the six months ended June 30, 2016 and 2015. Research and development expenses increased 2% in U.S. dollars and increased 5% in local currencies for the three months ended June 30, 2016, and increased 1% in U.S. dollars and increased 5% in local currencies for the six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015 relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 30.9% and 30.1% for the three months ended June 30, 2016 and 2015, respectively, and was 31.1% for both the six months ended June 30, 2016 and 2015. Selling, general and administrative expenses increased 8% in U.S. dollars and 9% in local currencies for the three months ended June 30, 2016, and increased 3% in U.S. dollars and 5% in local currencies for the six months ended June 30, 2016, compared to the corresponding periods in 2015. The local currency increase includes higher cash incentive expense and investments in our field sales organization and other sales and marketing initiatives, offset in part by benefits from our cost savings programs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $8.7 million and $7.6 million for the three months ended June 30, 2016 and 2015, respectively, and $17.1 million and $15.2 million for the six months ended June 30, 2016 and 2015, respectively.
Interest expense was $6.9 million and for both the three months ended June 30, 2016 and 2015, respectively, and $13.5 million and $13.7 million for the six months ended June 30, 2016 and 2015, respectively.
Other charges (income), net includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activity, interest income and other items.

The provision for taxes is based upon using our projected annual effective tax rate of 24% before discrete items for the three and six months periods ended June 30, 2016 and 2015. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 16 to our consolidated financial statements for the year ended December 31, 2015.

U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2016	2015	%	2016	2015	%
Total net sales	$239,070	$227,103	5%	$446,636	$424,218	5%
Net sales to external customers	$216,968	$204,263	6%	$404,903	$383,086	6%
Segment profit	$41,112	$37,101	11%	$70,267	$61,417	14%

Total net sales increased 5% for both the three and six months ended June 30, 2016 compared with the corresponding periods in 2015. Net sales to external customers increased 6% for both the three and six months ended June 30, 2016, respectively. The increase in total net sales and net sales to external customers for the three and six months ended June 30, 2016 reflects strong sales growth in most product categories with particularly strong results in pipettes and automated chemistry. The increase for the three months ended June 30, 2016 also includes a significant increase in core-industrial products that includes favorable transportation and logistics project activity, offset in part by lower sales in food retailing that is largely related to high project activity in the prior year comparable period.
Segment profit increased $4.0 million and $8.9 million for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015, primarily due to increased sales and benefits from our margin expansion initiatives, offset in part by increased sales and service investments.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2016	2015	%1)	2016	2015	%1)
Total net sales	$157,703	$149,906	5%	$304,979	$297,097	3%
Net sales to external customers	$30,720	$33,153	(7)%	$57,685	$64,004	(10)%
Segment profit	$34,997	$33,359	5%	$70,819	$69,534	2%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 5% in U.S. dollars and 8% in local currency for the three months ended June 30, 2016, compared to the corresponding periods in 2015, and increased 3% in U.S. dollars and 6% in local currency for the six months ended June 30, 2016. Net sales to external customers decreased 7% in U.S. dollars and 5% in local currency for the three months ended June 30, 2016 and decreased 10% in U.S. dollars and 7% in local currency for the six months ended June 30, 2016, compared to the corresponding periods in 2015. The decrease in local currency net sales to external customers for the three and six month periods ended June 30, 2016 primarily relates to soft market conditions in Switzerland.
Segment profit increased $1.6 million and $1.3 million for the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. Segment profit during the three months ended June 30, 2016 includes increased inter-segment local currency sales, benefits from our cost saving programs and reduced material costs, offset in part by higher currency hedging gains in the prior year.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2016	2015	%1)	2016	2015	%1)
Total net sales	$193,209	$187,160	3%	$369,407	$369,028	0%
Net sales to external customers	$154,264	$148,803	4%	$291,915	$289,721	1%
Segment profit	$24,303	$22,777	7%	$44,493	$42,783	4%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 3% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2016 and were flat in U.S. dollars and increased 1% in local currencies for the six months ended June 30, 2016, compared to the corresponding periods in 2015. Net sales to external customers increased 4% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2016, and increased 1% in both U.S. dollars and in local currencies for the six months ended June 30, 2016, compared to the corresponding periods in 2015. Total net sales to external customers for the three and six months ended June 30, 2016 includes strong growth in most laboratory-related products offset in part in part by a decline in product inspection products that faced a difficult prior year comparison. The six months ended June 30, 2016 also includes a decline in food retailing compared to the prior year.

Segment profit increased $1.5 million and $1.7 million for the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in segment profit includes the impact of increased sales and benefits from our margin expansion and cost savings initiatives and favorable currency translation fluctuations, offset by increased sales and service investments.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2016	2015	%1)	2016	2015	%1)
Total net sales	$151,541	$145,724	4%	$282,414	$280,641	1%
Net sales to external customers	$92,886	$91,013	2%	$177,833	$177,461	—%
Segment profit	$45,934	$41,386	11%	$82,560	$74,613	11%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 4% in U.S. dollars and 11% in local currency for the three months ended June 30, 2016 and increased 1% in U.S. dollars and 7% local currency for the six months ended June 30, 2016, compared to the corresponding periods in 2015. Net sales to external customers increased 2% in U.S. dollars and 9% in local currency for the three months ended June 30, 2016 and were flat in U.S. dollars and increased 6% local currency during the six months ended June 30, 2016, compared to the corresponding periods in 2015. The increase in local currency net sales to external customers during the three and six months ended June 30, 2016 reflects strong growth in laboratory-related and food retailing products, while our industrial-related products were flat versus the previous year for the six months ended June 30, 2016. While we are pleased with our local currency sales growth in China, the outlook remains uncertain.

Segment profit increased $4.5 million and $7.9 million for the three and six month periods ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in segment profit for the three and six months ended June 30, 2016 includes increased local currency sales and benefits from our cost savings initiatives.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2016	2015	%1)	2016	2015	%1)
Total net sales	$115,148	$106,413	8%	$218,678	$206,431	6%
Net sales to external customers	$113,448	$104,825	8%	$215,624	$203,486	6%
Segment profit	$13,249	$10,066	32%	$24,343	$19,188	27%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales and net sales to external customers increased 8% in U.S. dollars and 11% in local currencies for the three months ended June 30, 2016 and increased 6% in U.S. dollars and increased 11% in local currencies for the six months ended June 30, 2016 compared to the corresponding periods in 2015. The local currency increase in total net sales and net sales to external customers includes particularly strong volume growth and increased price realization in several countries.

Segment profit increased $3.2 million and $5.2 million for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in segment profit is primarily due to increased sales, offset in part by unfavorable currency translation fluctuations and increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $151.2 million during the six months ended June 30, 2016, compared to $163.8 million in the corresponding period in 2015. The decrease in 2016 is primarily due to changes in accounts receivables of $16.6 million that are primarily related to timing and our increased local currency sales.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $28.9 million for the six months ended June 30, 2016 compared to $35.9 million in the corresponding period in 2015.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In May 2016, we entered into an agreement to acquire substantially all of the assets of Henry Troemner, LLC, a leading supplier of lab equipment, weights and weight calibration based in the United States. Total consideration for the acquisition is approximately $96 million. The acquisition is expected to be consummated in the third quarter of 2016 and will be funded by our existing Credit Agreement.
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

We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of June 30, 2016, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at June 30, 2016:

	June 30, 2016
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	138,183	138,183
Debt issuance costs, net	(1,344)	(399)	(1,743)
Total Senior Notes	348,656	137,784	486,440
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	157,952	48,871	206,823
Other local arrangements	—	20,945	20,945
Total debt	506,608	207,600	714,208
Less: current portion	—	(20,945)	(20,945)
Total long-term debt	$506,608	$186,655	$693,263
As of June 30, 2016, approximately $588.6 million was available under our Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

Share Repurchase Program

The company has shares repurchase program of which there was $1.2 billion of common share remaining to be repurchased under the program as of June 30, 2016. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 25.4 million shares since the inception of the program through June 30, 2016. During the six months ended June 30, 2016 and 2015, we spent $250.0 million and $247.5 million on the repurchase of 732,245 shares and 777,248 shares at an average price per share of $341.39 and $318.38, respectively. We also reissued 131,737 shares and 233,593 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2016 and 2015, respectively.

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

We entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts at June 30, 2016 is Euro 36.3 million and 1.19 for contracts that mature in 2016. Absent these forward currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million to $1.4 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.4 million to $0.6 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Euro. Based on our outstanding debt at June 30, 2016, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $23.1 million in the reported U.S. dollar value of our debt.

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
As of June 30, 2016, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the six months ended June 30, 2016 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2016	103,324	$356.95	103,324	$1,321,527
May 1 to May 31, 2016	118,171	$364.13	118,171	$1,278,495
June 1 to June 30, 2016	120,413	$374.37	120,413	$1,223,414
Total	341,908	$365.57	341,908	$1,233,414

The Company has a share repurchase program of which there is $1.2 billion of remaining to repurchase common shares as of June 30, 2016.We have purchased 25.4 million shares since the inception of the program through June 30, 2016.
During the six months ended June 30, 2016 and 2015, we spent $250.0 million and $247.5 million on the repurchase of 732,245 shares and 777,248 shares at an average price per share of $341.39 and $318.38, respectively. We also reissued 131,737 shares and 233,593 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2016 and 2015, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	July 29, 2016	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith