Form 10-Q
period 2016-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2016-11-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 26,235,560 shares of Common Stock outstanding at September 30, 2016.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2016 and 2015
(In thousands, except share data)
(unaudited)

	September 30, 2016	September 30, 2015
Net sales
Products	$508,963	$469,548
Service	141,635	134,606
Total net sales	650,598	604,154
Cost of sales
Products	203,150	188,673
Service	77,954	75,952
Gross profit	369,494	339,529
Research and development	30,139	29,711
Selling, general and administrative	187,680	175,546
Amortization	9,087	7,767
Interest expense	7,167	7,029
Restructuring charges	1,494	2,561
Other charges (income), net	603	(8)
Earnings before taxes	133,324	116,923
Provision for taxes	31,992	28,062
Net earnings	$101,332	$88,861

Basic earnings per common share:
Net earnings	$3.84	$3.23
Weighted average number of common shares	26,375,468	27,547,734

Diluted earnings per common share:
Net earnings	$3.77	$3.16
Weighted average number of common and common equivalent shares	26,888,810	28,113,287

Comprehensive income, net of tax (Note 9)	$117,704	$48,248

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2016 and 2015
(In thousands, except share data)
(unaudited)

	September 30, 2016	September 30, 2015
Net sales
Products	$1,392,860	$1,332,154
Service	405,698	389,758
Total net sales	1,798,558	1,721,912
Cost of sales
Products	552,329	536,466
Service	229,252	224,200
Gross profit	1,016,977	961,246
Research and development	89,813	87,966
Selling, general and administrative	544,399	523,392
Amortization	26,166	22,929
Interest expense	20,619	20,696
Restructuring charges	4,579	5,188
Other charges (income), net	8,492	(858)
Earnings before taxes	322,909	301,933
Provision for taxes	76,315	72,464
Net earnings	$246,594	$229,469

Basic earnings per common share:
Net earnings	$9.25	$8.24
Weighted average number of common shares	26,644,938	27,833,541

Diluted earnings per common share:
Net earnings	$9.08	$8.07
Weighted average number of common and common equivalent shares	27,153,450	28,443,478

Comprehensive income, net of tax (Note 9)	$246,840	$204,380

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2016 and December 31, 2015
(In thousands, except share data)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$146,133	$98,887
Trade accounts receivable, less allowances of $15,127 at September 30, 2016
and $14,435 at December 31, 2015	414,607	411,420
Inventories	239,985	214,383
Current deferred tax assets, net	71,629	67,483
Other current assets and prepaid expenses	73,748	70,642
Total current assets	946,102	862,815
Property, plant and equipment, net	527,477	517,229
Goodwill	482,144	446,284
Other intangible assets, net	169,117	115,252
Non-current deferred tax assets, net	22,734	22,873
Other non-current assets	73,406	52,186
Total assets	$2,220,980	$2,016,639
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$129,650	$142,075
Accrued and other liabilities	126,599	127,645
Accrued compensation and related items	135,568	136,414
Deferred revenue and customer prepayments	113,340	88,829
Taxes payable	70,993	63,241
Current deferred tax liabilities	22,920	22,435
Short-term borrowings and current maturities of long-term debt	21,779	14,488
Total current liabilities	620,849	595,127
Long-term debt	826,022	575,138
Non-current deferred tax liabilities	65,341	71,365
Other non-current liabilities	208,251	194,552
Total liabilities	1,720,463	1,436,182
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 26,235,560 and
27,090,118 shares at September 30, 2016 and December 31, 2015, respectively	448	448
Additional paid-in capital	725,597	697,570
Treasury stock at cost (18,550,451 shares at September 30, 2016, and 17,695,893 shares at December 31, 2015)	(2,893,292)	(2,543,229)
Retained earnings	2,934,167	2,692,317
Accumulated other comprehensive income (loss)	(266,403)	(266,649)
Total shareholders’ equity	500,517	580,457
Total liabilities and shareholders’ equity	$2,220,980	$2,016,639

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2016 and twelve months ended December 31, 2015
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted
stock units	403,908	—	—	47,393	(17,837)	—	29,556
Repurchases of common stock	(1,556,797)	—	—	(494,966)	—	—	(494,966)
Tax benefit resulting from exercise of
certain employee stock options	—	—	12,929	—	—	—	12,929
Share-based compensation	—	—	14,223	—	—	—	14,223
Net earnings	—	—	—	—	352,820	—	352,820
Other comprehensive income (loss),
net of tax	—	—	—	—	—	(53,700)	(53,700)
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457
Exercise of stock options and restricted
stock units	193,517	—	—	24,931	(4,744)	—	20,187
Repurchases of common stock	(1,048,075)	—	—	(374,994)	—	—	(374,994)
Tax benefit resulting from exercise of
certain employee stock options	—	—	17,166	—	—	—	17,166
Share-based compensation	—	—	10,861	—	—	—	10,861
Net earnings	—	—	—	—	246,594	—	246,594
Other comprehensive income (loss),
net of tax (Note 9)	—	—	—	—	—	246	246
Balance at September 30, 2016	26,235,560	$448	$725,597	$(2,893,292)	$2,934,167	$(266,403)	$500,517

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2016 and 2015
(In thousands)
(unaudited)

	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net earnings	$246,594	$229,469
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24,527	24,978
Amortization	26,166	22,929
Deferred tax benefit	(11,078)	(3,245)
Excess tax benefits from share-based payment arrangements	(17,166)	(1,418)
Share-based compensation	10,861	10,348
Non-cash pension settlement charge	8,189	—
Other	6	165
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	4,721	26,123
Inventories	(19,857)	(27,014)
Other current assets	(3,558)	402
Trade accounts payable	(11,984)	(5,355)
Taxes payable	6,577	17,449
Accruals and other	26,149	(5,005)
Net cash provided by operating activities	290,147	289,826
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	361	281
Purchase of property, plant and equipment	(51,234)	(56,756)
Acquisitions	(109,681)	(10,969)
Net hedging settlements on intercompany loans	2,031	(5,563)
Net cash used in investing activities	(158,523)	(73,007)
Cash flows from financing activities:
Proceeds from borrowings	709,988	550,002
Repayments of borrowings	(455,913)	(374,891)
Proceeds from stock option exercises	20,187	21,834
Repurchases of common stock	(374,994)	(371,223)
Excess tax benefits from share-based payment arrangements	17,166	1,418
Other financing activities	(680)	(1,004)
Net cash used in financing activities	(84,246)	(173,864)
Effect of exchange rate changes on cash and cash equivalents	(132)	(4,919)
Net increase (decrease) in cash and cash equivalents	47,246	38,036
Cash and cash equivalents:
Beginning of period	98,887	85,263
End of period	$146,133	$123,299

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
At September 30, 2016 – Unaudited (Continued)
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
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials and parts	$109,599	$98,252
Work-in-progress	43,179	35,100
Finished goods	87,207	81,031
	$239,985	$214,383
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
Other intangible assets consisted of the following:

	September 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$146,592	$(33,615)	$112,977	$98,175	$(30,836)	$67,339
Proven technology and patents	59,756	(34,681)	25,075	52,938	(32,444)	20,494
Tradename (finite life)	4,301	(2,507)	1,794	4,200	(2,158)	2,042
Tradename (indefinite life)	28,338	—	28,338	24,814	—	24,814
Other	2,771	(1,838)	933	2,111	(1,548)	563
	$241,758	$(72,641)	$169,117	$182,238	$(66,986)	$115,252

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $2.2 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively and $5.8 million and $4.7 million for the nine months ended September 30, 2016 and 2015, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $8.2 million for 2016, $9.8 million for 2017, $9.4 million for 2018, $9.0 million for 2019, $8.7 million for 2020 and $8.1 million for 2021. Purchased intangible amortization was $2.0 million, $1.3 million after tax, and $1.3 million, $0.9 million after tax, for the three months ended September 30, 2016 and 2015, respectively and $5.2 million, $3.5 million after tax, and $4.2 million, $2.9 million after tax, for the nine months ended September 30, 2016 and 2015, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $6.8 million and $6.2 million for the three months ended September 30, 2016 and 2015, respectively and $20.2 million and $18.1 million for the nine months ended September 30, 2016 and 2015, respectively.
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
At September 30, 2016 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.6 million and $10.9 million of share-based compensation expense for the three and nine months ended September 30, 2016, respectively, compared to $3.4 million and $10.3 million for the corresponding periods in 2015.
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
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows," which clarifies how certain cash receipts and cash payments are classified in the statement of cash flows. The new guidance must be applied retrospectively and becomes effective for the year beginning January 1, 2018 with early adoption permitted. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
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
In November 2015, the FASB issued ASU 2015-17, to ASC 740 "Income Taxes." The guidance simplifies the balance sheet classification of deferred taxes. The new guidance requires that all deferred tax balances be presented as non-current. This change, which can be early adopted, conforms U.S. GAAP to IFRS. The guidance becomes effective for the Company for the year beginning January 1, 2017. The adoption of this guidance would have reduced current assets and increased non-current assets by approximately $71.6 million and reduced current liabilities and increased non-current liabilities by approximately $22.9 million on the Company's consolidated balance sheet at September 30, 2016.
In May 2015, the FASB issued ASU 2015-07, to ASC 820 "Fair Value Measurements." ASU 2015-07 removes the requirement to categorize investments using the net asset value per share method within the fair value hierarchy. The Company will adopt the guidance in the fourth quarter of 2016, which will have an immaterial impact on the consolidated financial statements.

3.	ACQUISITIONS
In August 2016, the Company acquired substantially all of the assets of Henry Troemner, LLC, (Troemner) a supplier of lab equipment, weights and weight calibration based in the United States for an aggregate purchase price of $95.8 million that will be included into the Company's laboratory instrument offering. Goodwill recorded in connection with the acquisition totaled $33.8 million, which is included in the Company's U.S. Operations segment. The Company identified intangible assets which included customer relationships of $43.9 million, tradename of $3.4 million, technology and patents of $2.9 million and other intangibles of $0.5 million. The identifiable intangible assets will be amortized on a straight-line basis over periods ranging from 3 to 25 years and the annual aggregate amortization expense is estimated at $2.7 million. Net tangible assets acquired were $11.3 million and are recorded at fair value in the consolidated financial statements.
In 2016, the Company also incurred additional acquisitions payments totaling $13.9 million. Goodwill recorded in connection with these acquisitions totaled $5.8 million. The Company also recorded $7.7 million of identified intangibles primarily pertaining to customer relationships in connection with these acquisitions, which will be amortized on a straight-line basis over 10 to 15 years.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
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
Cash Flow Hedges
The Company has entered into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. In January 2015, prior to the Swiss National Bank's abandonment of its previously established exchange rate of 1.20 Swiss franc per euro, the Company increased the notional amount of the cash flow hedges to a total notional value and average forward rate of Euro 86 million and 1.21 for contracts that matured in 2015 and Euro 67 million and 1.19 for contracts that mature in 2016. The notional amount of foreign currency forward contracts outstanding at September 30, 2016 were $23.1 million (Euro 20.6 million) and $73 million (Euro 67 million) at December 31, 2015. The gross amount recognized in other comprehensive income (loss) during the three month periods ended September 30, 2016 and 2015 was a loss of $0.2 million and a loss $6.1 million, respectively. The gross amount recognized in other comprehensive income (loss) during the nine month period ended September 30, 2016 and 2015 was a loss of $0.5 million and a gain $18.1 million, respectively.
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2016 and December 31, 2015, respectively, and disclosed in Note 5 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 9 to the consolidated financial statements. A derivative gain of $0.5 million based upon interest rates and foreign currency rates at September 30, 2016, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2016, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2016 and December 31, 2015, respectively, and disclosed in Note 5. The amount recognized in other charges (income) during the three

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

months ended September 30, 2016 was insignificant to the consolidated financial statements. The Company recognized in other charges (income), a net gain of $4.7 million during the three months ended September 30, 2015, respectively, and a net loss of $0.7 million and $4.8 million during the nine months months ended September 30, 2016 and 2015, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At September 30, 2016 and December 31, 2015, these contracts had a notional value of $319.4 million and $318.7 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At September 30, 2016 and December 31, 2015, the Company had derivative assets totaling $2.8 million and $8.2 million, respectively, and derivative liabilities totaling $9.4 million and $4.7 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2016 and December 31, 2015.
At September 30, 2016 and December 31, 2015, the Company had $19.6 million and $18.8 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $24.7 million as of September 30, 2016. The carrying value of the Company's debt exceeds the fair value by approximately $9.2 million as of December 31, 2015.
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
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	September 30, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$19,592	$—	$19,592	$—	$18,755	$—	$18,755	$—
Foreign currency forward contracts designated as cash flow hedges	2,067	—	2,067	—	7,056	—	7,056	—
Foreign currency forward contracts not designated as hedging instruments	693	—	693	—	1,166	—	1,166	—
Total	$22,352	$—	$22,352	$—	$26,977	$—	$26,977	$—

Liabilities:
Interest rate swap agreements	$9,184	$—	$9,184	$—	$4,092	$—	$4,092	$—
Foreign currency forward contracts not designated as hedging instruments	247	—	247	—	625	—	625	—
Total	$9,431	$—	$9,431	$—	$4,717	$—	$4,717	$—
6.    INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 24% before discrete items for both the three and nine month periods ended September 30, 2016 and 2015.

7.    DEBT
Debt consisted of the following at September 30, 2016:

	September 30, 2016
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	140,131	140,131
Debt issuance costs, net	(1,301)	(392)	(1,693)
Total Senior Notes	348,699	139,739	488,438
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	295,325	42,259	337,584
Other local arrangements	—	21,779	21,779
Total debt	644,024	203,777	847,801
Less: current portion	—	(21,779)	(21,779)
Total long-term debt	$644,024	$181,998	$826,022
As of September 30, 2016, the Company had $457.0 million of availability remaining under its Credit Agreement.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a loss of $2.0 million and a gain $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and a loss of $3.6 million and a gain $0.3 million for the nine month periods ended September 30, 2016 and 2015, respectively.

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there was $1.1 billion common shares remaining to be repurchased under the program as of September 30, 2016. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 25.7 million shares since the inception of the program in 2004 through September 30, 2016. During the nine months ended September 30, 2016 and 2015, the Company spent $375.0 million and $371.2 million on the repurchase of 1,048,075 shares and 1,167,796 shares at an average price per share of $357.77 and $317.86, respectively. The Company also reissued 193,517 shares and 281,627 shares held in treasury for the exercise of stock options and issuance of restricted stock units during the nine months ended September 30, 2016 and 2015, respectively.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2016 and 2015:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)
Other comprehensive income (loss), net of tax:
Amounts recognized in accumulated other comprehensive income (loss), net of tax	—	(3,760)	(4,545)	(8,305)
Foreign currency translation adjustment	162	(217)	(2,071)	(2,126)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,121)	13,798	10,677
Net change in other comprehensive income (loss), net of tax	162	(7,098)	7,182	246
Balance at September 30, 2016	$(57,232)	$(4,082)	$(205,089)	$(266,403)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
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

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three months ended September 30,
	2016	2015	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$258	$777	Interest expense
Foreign currency forward contracts	(1,601)	(2,816)	Cost of sales - products
Total before taxes	(1,343)	(2,039)
Provision for taxes	(229)	(278)	Provision for taxes
Total, net of taxes	$(1,114)	$(1,761)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$3,996	$2,675	(a)
Provision for taxes	1,033	761	Provision for taxes
Total, net of taxes	$2,963	$1,914
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and nine months ended September 30, 2016 and 2015.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Nine months ended September 30,
	2016	2015	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$784	$2,312	Interest expense
Foreign currency forward contracts	(4,532)	(9,439)	Cost of sales - products
Total before taxes	(3,748)	(7,127)
Provision for taxes	(627)	(1,045)	Provision for taxes
Total, net of taxes	$(3,121)	$(6,082)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, settlement loss and prior service cost, before taxes	$19,964	$9,545	(a)
Provision for taxes	6,166	2,590	Provision for taxes
Total, net of taxes	$13,798	$6,955
(a) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and nine months ended September 30, 2016 and 2015.
Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Net earnings	$101,332	$88,861	$246,594	$229,469
Other comprehensive income (loss), net of tax	16,372	(40,613)	246	(25,089)
Comprehensive income, net of tax	$117,704	$48,248	$246,840	$204,380
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, relating to outstanding stock options and restricted stock units:

	2016	2015
Three months ended	513,342	565,553
Nine months ended	508,512	609,937
Outstanding options and restricted stock units to purchase or receive 84,293 and 95,832 shares of common stock for the three month periods ended September 30, 2016 and 2015, respectively, and options and restricted stock units to purchase or receive 84,712 and 95,884 for the nine month periods ended September 30, 2016 and 2015, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost, net	$103	$211	$4,216	$4,772	$—	$—	$4,319	$4,983
Interest cost on projected benefit obligations	1,014	1,607	2,542	3,554	19	35	3,575	5,196
Expected return on plan assets	(1,868)	(2,395)	(8,177)	(9,228)	—	—	(10,045)	(11,623)
Recognition of prior service cost	—	—	(1,288)	(1,675)	(469)	(469)	(1,757)	(2,144)
Recognition of actuarial losses/(gains)	1,907	1,906	4,519	3,756	(673)	(843)	5,753	4,819
Net periodic pension cost/(credit)	$1,156	$1,329	$1,812	$1,179	$(1,123)	$(1,277)	$1,845	$1,231

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Service cost, net	$328	$628	$12,606	$14,228	$—	$—	$12,934	$14,856
Interest cost on projected benefit obligations	3,414	4,823	7,967	10,623	57	104	11,438	15,550
Expected return on plan assets	(5,912)	(7,183)	(25,020)	(27,867)	—	—	(30,932)	(35,050)
Recognition of prior service cost	—	—	(3,856)	(3,632)	(1,408)	(1,408)	(5,264)	(5,040)
Recognition of actuarial losses/(gains)	5,699	5,720	13,585	11,393	(2,019)	(2,528)	17,265	14,585
Settlement charge	7,963	—	—	—	—	—	7,963	—
Net periodic pension cost/(credit)	$11,492	$3,988	$5,282	$4,745	$(3,370)	$(3,832)	$13,404	$4,901

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

In February 2016 the Company offered former employees a one-time option to receive a lump sum distribution of their vested pension plan benefits. Based upon the eligible participant acceptance, $14.6 million was paid from plan assets to these former employees in the second quarter of 2016 with a corresponding decrease in the benefit obligation. The Company incurred a one-time non-cash settlement charge recorded in other charges (income), net during the second quarter of 2016 of approximately $8.2 million, of which $8.0 million, $4.9 million after tax, was reclassified from accumulated other comprehensive income.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

12.    RESTRUCTURING CHARGES
For the three and nine months ended September 30, 2016, the Company has incurred $1.5 million and $4.6 million of restructuring expenses which primarily comprised employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2016 is as follows:

Total
Balance at December 31, 2015	$12,211
Restructuring charges	4,579
Cash payments and utilization	(6,304)
Impact of foreign currency	(27)
Balance at September 30, 2016	$10,459

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net for the three and nine months ended September 30, 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activity, interest income, acquisition transaction costs and other items.

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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2016
September 30, 2016	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$235,715	$20,151	$255,866	$43,779	$356,089
Swiss Operations	32,390	127,569	159,959	36,854	22,280
Western European Operations	159,025	43,816	202,841	30,218	87,403
Chinese Operations	99,349	62,368	161,717	51,669	669
Other (a)	124,119	1,770	125,889	16,721	15,703
Eliminations and Corporate (b)	—	(255,674)	(255,674)	(27,566)	—
Total	$650,598	$—	$650,598	$151,675	$482,144

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2016	Customers	Segments	Sales	Profit
U.S. Operations	$640,618	$61,884	$702,502	$114,046
Swiss Operations	90,075	374,863	464,938	107,673
Western European Operations	450,940	121,308	572,248	74,711
Chinese Operations	277,182	166,948	444,130	134,229
Other (a)	339,743	4,824	344,567	41,064
Eliminations and Corporate (b)	—	(729,827)	(729,827)	(88,958)
Total	$1,798,558	$—	$1,798,558	$382,765

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2015
September 30, 2015	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$217,831	$21,221	$239,052	$40,547	$317,525
Swiss Operations	32,847	122,399	155,246	39,358	22,130
Western European Operations	149,996	45,403	195,399	26,594	94,659
Chinese Operations	96,717	57,544	154,261	44,958	709
Other (a)	106,763	2,014	108,777	13,464	13,319
Eliminations and Corporate (b)	—	(248,581)	(248,581)	(30,649)	—
Total	$604,154	$—	$604,154	$134,272	$448,342

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2015	Customers	Segments	Sales	Profit
U.S. Operations	$600,917	$62,353	$663,270	$101,964
Swiss Operations	96,851	355,492	452,343	108,892
Western European Operations	439,717	124,709	564,426	69,377
Chinese Operations	274,178	160,724	434,902	119,571
Other (a)	310,249	4,959	315,208	32,652
Eliminations and Corporate (b)	—	(708,237)	(708,237)	(82,568)
Total	$1,721,912	$—	$1,721,912	$349,888

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2016 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015
Earnings before taxes	$133,324	$116,923	$322,909	$301,933
Amortization	9,087	7,767	26,166	22,929
Interest expense	7,167	7,029	20,619	20,696
Restructuring charges	1,494	2,561	4,579	5,188
Other charges (income), net	603	(8)	8,492	(858)
Segment profit	$151,675	$134,272	$382,765	$349,888

During the three months ended September 30, 2016, restructuring charges of $1.5 million were recognized, of which $0.6 million, $0.3 million, $0.5 million and $0.1 million related to the Company’s U.S., Swiss, Western European and Other Operations, respectively. Restructuring charges of $2.6 million were recognized during the three months ended September 30, 2015, of which $0.6 million, $1.9 million and $0.1 million related to the Company’s Swiss, Western European and Chinese Operations, respectively. Restructuring charges of $4.6 million were recognized during the nine months ended September 30, 2016, of which $1.7 million, $0.9 million, $1.7 million, $0.1 million, and $0.2 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $5.2 million were recognized during the nine months ended September 30, 2015, of which $0.1 million, $1.7 million, $2.4 million, $0.4 million and $0.6 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2016 and 2015 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$650,598	100.0	$604,154	100.0	$1,798,558	100.0	$1,721,912	100.0
Cost of sales	281,104	43.2	264,625	43.8	781,581	43.5	760,666	44.2
Gross profit	369,494	56.8	339,529	56.2	1,016,977	56.5	961,246	55.8
Research and development	30,139	4.6	29,711	4.9	89,813	5.0	87,966	5.1
Selling, general and administrative	187,680	28.8	175,546	29.1	544,399	30.3	523,392	30.4
Amortization	9,087	1.4	7,767	1.3	26,166	1.5	22,929	1.3
Interest expense	7,167	1.1	7,029	1.1	20,619	1.1	20,696	1.2
Restructuring charges	1,494	0.3	2,561	0.4	4,579	0.2	5,188	0.3
Other charges (income), net	603	0.1	(8)	—	8,492	0.5	(858)	—
Earnings before taxes	133,324	20.5	116,923	19.4	322,909	17.9	301,933	17.5
Provision for taxes	31,992	4.9	28,062	4.7	76,315	4.2	72,464	4.2
Net earnings	$101,332	15.6	$88,861	14.7	$246,594	13.7	$229,469	13.3

Net sales
Net sales were $650.6 million and $604.2 million for the three months ended September 30, 2016 and 2015, respectively, and $1.799 billion and $1.722 billion for the nine months ended September 30, 2016 and 2015. This represents an increase of 8% and 4% in U.S. dollars for the three and nine months ended September 30, 2016. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 9% and 6% for the three and nine months ended September 30, 2016. The Troemner acquisition contributed approximately 1% to our net sales for the three months ended September 30, 2016. While market conditions are currently favorable, we remain cautious regarding our sales growth outlook given the uncertainty in global markets.
Net sales by geographic destination for the three and nine months ended September 30, 2016 in U.S. dollars increased in the Americas 7% and 6%, in Europe 7% and 3%, and in Asia/Rest of World 10% and 4%, respectively. Our net sales by geographic destination for the three and nine months ended September 30, 2016 in local currencies increased in the Americas 7% for both periods, in Europe 8% and 4%, and in Asia/Rest of World 11% and 8%, respectively. Excluding the Troemner acquisition, our local currency net sales growth in the Americas for the three months ended September 30, 2016 was 6%. A discussion of sales by operating segment is included below.
As described in Note 16 to our consolidated financial statements for the year ended December 31, 2015, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 8% in U.S. dollars and 10% in local currencies for the three months ended September 30, 2016 and increased 5% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2016, compared to the corresponding periods in 2015. The Troemner acquisition contributed approximately 1% to our net sales of products for the three months ended September 30, 2016. Service revenue (including spare parts) increased by 5% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2016 and increased 4% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2016, compared to the corresponding periods in 2015. The Troemner acquisition contributed approximately 1% to our net sales of service for the three months ended September 30, 2016.
Net sales of our laboratory-related products and related services, which represented approximately 48% of our total net sales increased 8% in U.S. dollars and 9% in local currencies for the three months ended September 30, 2016 and increased 6% in U.S. dollars and 8% in local currencies for the nine months ended September 30, 2016. The local currency increase for the three and nine months ended September 30, 2016 included strong growth in most product categories. The Troemner acquisition contributed approximately 2% to our net sales of laboratory-related products and related services for the three months ended September 30, 2016.
Net sales of our industrial-related products and related services, which represented approximately 43% of our total net sales increased 7% in U.S. dollars and 8% in local currencies for the three months ended September 30, 2016, and increased 2% in U.S. dollars and 5% in local currencies for the nine months ended September 30, 2016. The local currency increase in our net sales of our industrial-related products and related services for the three months ended September 30, 2016 included particularly strong sales growth in product inspection and solid sales growth in our core industrial-related products and related services.
Net sales in our food retailing products and related services, which represented approximately 9% of our total net sales increased 12% in U.S. dollars and 13% in local currencies for the three months ended September 30, 2016, and increased 4% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2016. The local currency increase for the three months ended September 30, 2016 included particularly strong growth and project activity in Europe, the Americas, and Asia/Rest of World.
Gross profit
Gross profit as a percentage of net sales was 56.8% and 56.2% for the three months ended September 30, 2016 and 2015, respectively, and 56.5% and 55.8% for the nine months ended September 30, 2016 and 2015, respectively.

Gross profit as a percentage of net sales for products was 60.1% and 59.8% for the three months ended September 30, 2016 and 2015, respectively, and 60.3% and 59.7% for the nine months ended September 30, 2016 and 2015, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 45.0% and 43.6% for the three months ended September 30, 2016 and 2015, respectively, and 43.5% and 42.5% for the nine months ended September 30, 2016 and 2015, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2016 includes benefits from higher sales volume, favorable price realization, and reduced material costs, partially offset by investments in our field service organization.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.6% and 4.9% for the three months ended September 30, 2016 and 2015, respectively, and was 5.0% and 5.1% for the nine months ended September 30, 2016 and 2015. Research and development expenses increased 3% in U.S. dollars and increased 6% in local currencies for the three months ended September 30, 2016, and increased 2% in U.S. dollars and increased 5% in local currencies for the nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015 relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 28.8% and 29.1% for the three months ended September 30, 2016 and 2015, respectively, and was 30.3% and 30.4% for the nine months ended September 30, 2016 and 2015. Selling, general and administrative expenses increased 6% in U.S. dollars and 8% in local currencies for the three months ended September 30, 2016, and increased 4% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2016, compared to the corresponding periods in 2015. The local currency increase includes higher cash incentive expense, investments in our field sales organization and acquisitions, offset in part by benefits from our cost savings programs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $9.1 million and $7.8 million for the three months ended September 30, 2016 and 2015, respectively, and $26.2 million and $22.9 million for the nine months ended September 30, 2016 and 2015, respectively.
Interest expense was $7.2 million and $7.0 million for the three months ended September 30, 2016 and 2015, respectively, and $20.6 million and $20.7 million for the nine months ended September 30, 2016 and 2015, respectively.
Other charges (income), net includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activity, interest income, acquisition transaction costs and other items.

The provision for taxes is based upon using our projected annual effective tax rate of 24% before discrete items for the three and nine months periods ended September 30, 2016 and 2015. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 16 to our consolidated financial statements for the year ended December 31, 2015

U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	%	2016	2015	%
Total net sales	$255,866	$239,052	7%	$702,502	$663,270	6%
Net sales to external customers	$235,715	$217,831	8%	$640,618	$600,917	7%
Segment profit	$43,779	$40,547	8%	$114,046	$101,964	12%

Total net sales increased 7% and 6% for the three and nine months ended September 30, 2016 compared with the corresponding periods in 2015. Net sales to external customers increased 8% and 7% for both the three and nine months ended September 30, 2016, respectively. Net sales in our U.S. operations benefited approximately 2% and 1% from the Troemner acquisition during the three and nine months ended September 30, 2016. The increase in total net sales and net sales to external customers for the three and nine months ended September 30, 2016 reflects strong sales growth in most product categories. The three month period includes particularly strong results in product inspection and food retailing project activity.
Segment profit increased $3.2 million and $12.1 million for the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015, primarily due to increased sales and benefits from our margin expansion initiatives, offset in part by increased cash incentive expense and sales and service investments.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	%1)	2016	2015	%1)
Total net sales	$159,959	$155,246	3%	$464,938	$452,343	3%
Net sales to external customers	$32,390	$32,847	(1)%	$90,075	$96,851	(7)%
Segment profit	$36,854	$39,358	(6)%	$107,673	$108,892	(1)%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 3% in U.S. dollars and 7% in local currency for both the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015. Net sales to external customers decreased 1% in U.S. dollars and were flat in local currency for the three months ended September 30, 2016 and decreased 7% in U.S. dollars and 5% in local currency for the nine months ended September 30, 2016, compared to the corresponding periods in 2015. The decrease in local currency net sales to external customers for the nine month period ended September 30, 2016 primarily relates to soft market conditions in Switzerland.
Segment profit decreased $2.5 million and $1.2 million for the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The decrease in segment profit is due to lower currency hedging gains in the current year, offset by increased total net sales, benefits from our cost saving programs and reduced material costs.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	%1)	2016	2015	%1)
Total net sales	$202,841	$195,399	4%	$572,248	$564,426	1%
Net sales to external customers	$159,025	$149,996	6%	$450,940	$439,717	3%
Segment profit	$30,218	$26,594	14%	$74,711	$69,377	8%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 4% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2016 and increased 1% in U.S. dollars and 3% in local currencies for the nine months ended September 30, 2016, compared to the corresponding periods in 2015. Net sales to external customers increased 6% in U.S. dollars and 8% in local currencies for the three months ended September 30, 2016, and increased 3% in both U.S. dollars and in local currencies for the nine months ended September 30, 2016, compared to the corresponding periods in 2015. Total net sales to external customers for the three months ended September 30, 2016 includes growth in most product categories, with particularly strong growth in food retailing project activity and strong growth in product inspection. Total net sales to external customers for the nine months ended September 30, 2016 includes strong growth in most laboratory-related products and related services offset in part by a decline in product inspection which faced a difficult prior year comparison.

Segment profit increased $3.6 million and $5.3 million for the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in segment profit includes the impact of increased sales and benefits from our margin expansion and cost savings initiatives and favorable currency translation fluctuations, offset by increased sales and service investments.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	%1)	2016	2015	%1)
Total net sales	$161,717	$154,261	5%	$444,130	$434,902	2%
Net sales to external customers	$99,349	$96,717	3%	$277,182	$274,178	1%
Segment profit	$51,669	$44,958	15%	$134,229	$119,571	12%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 5% in U.S. dollars and 11% in local currency for the three months ended September 30, 2016 and increased 2% in U.S. dollars and 8% local currency for the nine months ended September 30, 2016, compared to the corresponding periods in 2015. Net sales to external customers increased 3% in U.S. dollars and 9% in local currency for the three months ended September 30, 2016 and increased 1% in U.S. dollars and 7% local currency during the nine months ended September 30, 2016, compared to the corresponding periods in 2015. The increase in local currency net sales to external customers during the three and nine months ended September 30, 2016 reflects strong growth in laboratory-related products and related services and modest growth in industrial-related products and related services. While we are pleased with our local currency sales growth in China, the outlook remains uncertain due to the risks in the Chinese economy.

Segment profit increased $6.7 million and $14.7 million for the three and nine month periods ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in segment profit for the three and nine months ended September 30, 2016 includes increased local currency sales and benefits from our cost savings initiatives.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	%1)	2016	2015	%1)
Total net sales	$125,889	$108,777	16%	$344,567	$315,208	9%
Net sales to external customers	$124,119	$106,763	16%	$339,743	$310,249	10%
Segment profit	$16,721	$13,464	24%	$41,064	$32,652	26%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 16% in U.S. dollars and 14% in local currency for the three months ended September 30, 2016 and increased 9% in U.S. dollars and 12% local currency for the nine months ended September 30, 2016, compared to the corresponding periods in 2015. Net sales to external customers increased 16% in U.S. dollars and 15% in local currency for the three months ended September 30, 2016 and increased 10% in U.S. dollars and 12% local currency during the nine months ended September 30, 2016, compared to the corresponding periods in 2015. The local currency increase in total net sales and net sales to external customers includes strong growth in several countries.

Segment profit increased $3.3 million and $8.4 million for the three and nine months ended September 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in segment profit is primarily due to increased sales, offset in part by unfavorable currency translation fluctuations and increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $290.1 million during the nine months ended September 30, 2016, compared to $289.8 million in the corresponding period in 2015. Cash provided by operating activity in 2016 includes increased net earnings and increased customer deposits of $16.0 million, offset by changes in accounts receivables of $21.4 million that are primarily related to timing and our increased local currency sales.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $51.2 million for the nine months ended September 30, 2016 compared to $56.8 million in the corresponding period in 2015.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In August 2016, we acquired substantially all of the assets of Henry Troemner, LLC, (Troemner) a supplier of lab equipment, weights and weight calibration based in the United States for an aggregate purchase price of $95.8 million that will be included into our laboratory instrument offering. Goodwill recorded in connection with the acquisition totaled $33.8 million, which is included in our U.S. Operations segment. We identified intangible assets which included customer relationships of $43.9 million, tradename of $3.4 million, technology and patents of $2.9 million and other intangibles of $0.5 million. The identifiable intangible assets will be amortized on a straight-line basis over periods ranging from 3 to 25 years and the annual aggregate amortization expense is estimated at $2.7 million. Net tangible assets acquired were $11.3 million and are recorded at fair value in the consolidated financial statements.
In 2016, we also incurred additional acquisitions payments totaling $13.9 million. Goodwill recorded in connection with these acquisitions totaled $5.8 million. We also recorded $7.7 million of identified intangibles primarily pertaining to customer relationships in connection with these acquisitions, which will be amortized on a straight-line basis over 10 to 15 years.

We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of September 30, 2016, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2016:

	September 30, 2016
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	140,131	140,131
Debt issuance costs, net	(1,301)	(392)	(1,693)
Total Senior Notes	348,699	139,739	488,438
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	295,325	42,259	337,584
Other local arrangements	—	21,779	21,779
Total debt	644,024	203,777	847,801
Less: current portion	—	(21,779)	(21,779)
Total long-term debt	$644,024	$181,998	$826,022
As of September 30, 2016, approximately $457.0 million was available under our Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

Share Repurchase Program

We have a share repurchase program of which there was $1.1 billion common shares remaining to be repurchased under the program as of September 30, 2016. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.

We have purchased 25.7 million shares since the inception of the program through September 30, 2016. During the nine months ended September 30, 2016 and 2015, we spent $375.0 million and $371.2 million on the repurchase of 1,048,075 shares and 1,167,796 shares at an average price per share of $357.77 and $317.86, respectively. We also reissued 193,517 shares and

281,627 shares held in treasury for the exercise of stock options and issuance of restricted stock units during the nine months ended September 30, 2016 and 2015, respectively.

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

We entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. The notional amount and average forward rate of our foreign currency forward contracts at September 30, 2016 is Euro 20.6 million and 1.19 for contracts that mature in 2016. Absent these forward currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.2 million to $1.4 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.4 million to $0.6 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Euro. Based on our outstanding debt at September 30, 2016, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $22.7 million in the reported U.S. dollar value of our debt.

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
As of September 30, 2016, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2016 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

July 1 to July 31, 2016	91,894	$379.09	91,894	$1,198,576
August 1 to August 31, 2016	116,981	$402.85	116,981	$1,151,448
September 1 to September 30, 2016	106,955	$402.31	106,955	$1,108,417
Total	315,830	$395.75	315,830	$1,108,417

We have a share repurchase program of which there was $1.1 billion common shares remaining to be repurchased under the program as of September 30, 2016. We have purchased 25.7 million shares since the inception of the program through September 30, 2016.
During the nine months ended September 30, 2016 and 2015, we spent $375.0 million and $371.2 million on the repurchase of 1,048,075 shares and 1,167,796 shares at an average price per share of $357.77 and $317.86, respectively. We also reissued 193,517 shares and 281,627 shares held in treasury for the exercise of stock options and issuance of restricted stock units during the nine months ended September 30, 2016 and 2015, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	November 4, 2016	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith