Form 10-K
period 2016-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2017-02-02
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of January 30, 2017 there were 25,940,008 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2016 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016) was approximately $9.7 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2016	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
Our business is geographically diversified, with net sales in 2016 derived 32% from Europe, 39% from North and South America, and 29% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments in the sample preparation, synthesis, analytical bench top, and material characterization areas. Our portfolio includes laboratory balances, liquid pipetting solutions, titrators, physical value analyzers, thermal analysis systems, and other analytical instruments, such as moisture analyzers and density refractometers. The laboratory instruments business accounted for approximately 49% of our net sales in 2016, 48% in 2015, and 47% in 2014.
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
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments business accounted for approximately 42% of our net sales in 2016, 43% in and 2015, and 44% in 2014.
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
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. The scale screen display allows for in-store marketing and can help encourage consumers in the store to make more purchase decisions at the point of sale. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 9% of our net sales in 2016, 2015, and 2014.
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

We have a diversified customer base, with no single end-customer accounting for more than 1% of 2016 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2016, our sales and service group consisted of approximately 7,200 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in 39 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expansion of our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers' locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on demand services, and replacement parts) accounted for approximately 22% of our net sales in 2016, 2015, and 2014. A portion of this amount is derived from the sale of replacement parts.
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

Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $362 million in research and development ($120.0 million in 2016, $119.1 million in 2015, and $123.3 million in 2014), which is approximately 5% of net sales for each year. Our research and development efforts fall into two categories:

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
Manufacturing
We are a worldwide manufacturer, with facilities principally located in China, Switzerland, the United States, Germany, and the United Kingdom. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated demand. We expect to make net investments in new or expanded manufacturing facilities of $65 million to $75 million over the next two years.
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

Employees
Our total workforce was 14,200 throughout the world, including employees and 1,000 of temporary personnel, as of December 31, 2016, and includes approximately 5,500 in Europe, 3,800 in North and South America, and 4,900 in Asia and other countries.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a substantial number of our employees. Approximately 600 employees in Germany and France are represented by unions.
Sustainability
We believe a sustainable business is one positioned for long-term growth and for us it defines our approach to decision making, from how we manage our impact on the environment to our relationships with employees, customers, and shareholders. In 2016, we published our latest sustainability report, which measures progress and highlights accomplishments since our last report. We followed the Global Reporting Initiative G4 guidelines. Our GreenMT program is designed to help save energy and resources and at the same time realize financial benefits. We are now working on making regular reductions in our emissions by finding new ways of managing our vehicle fleets, incorporating new design features into our products, improving the energy efficiency of our buildings and processes, and looking at how we source the electricity we use in our facilities. We think these efforts will produce a favorable impact on the environment as well as potential savings in future periods.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a new global operating model with standardized, automated and integrated processes, and high levels of global data transparency. It encompasses a new enterprise architecture, with a global, single instance ERP system. Within our IT systems, we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss, Chinese, U.K., and certain U.S. and German operations. We estimate that we have approximately two-thirds of the program completed as measured in users. We will continue to implement the program in additional locations over the coming years.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. Residual ground water contamination at this site is now within a Classification Exception Area which the Department of Environmental Protection has approved and within which the Company oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The Department of Environmental Protection does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with the site over the next several years will approximate a total of $0.4 million.
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
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations account for 15% of sales to external customers, approximately 30% of our global production, and 32% of total segment profit during 2016. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us.
Including the following:

•	local tariffs and trade barriers;

•	countries may revise or alter their respective legal and regulatory requirements;

•	difficulties in staffing and managing local operations and/or mandatory salary increases;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•
nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $103 million of cash at December 31, 2016 in our Chinese subsidiaries;

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
We are required to comply with various import, export control, and economic sanctions laws, which may affect our transactions with certain customers, business partners, and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies, and in other circumstances, we may be required to obtain an export license before exporting a controlled item. We follow all relevant laws and continue to do business in Russia. Sanctions imposed on business in Russia may affect the economy and our business in Russia. In addition, failure to comply with any of these regulations could result in civil and criminal, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation.
Growth in emerging markets can be volatile. For example, during 2015 China, Russia, and Brazil accounted for 18% of our sales to external customers and declined 11% in local currencies as customer investments slowed due to a variety of economic factors. China, our largest emerging market country, had improved market conditions in 2016 but market uncertainties remain due to overcapacity in certain industries and ongoing volatility in credit availability.

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
In January 2015, the Swiss National Bank abandoned its exchange rate floor of 1.20 Swiss francs per euro. The Swiss National Bank's abandonment of the euro exchange rate floor resulted in an immediate strengthening of the Swiss franc against the euro and U.S. dollar. Excluding the effects of any foreign currency hedging contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.5 million to $1.7 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.2 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $0.4 million to $0.6 million annually.
In 2016, the U.S. dollar strengthened against most of the major currencies throughout the world. The strength of the U.S. dollar may have a significant negative impact on the Company’s financial performance in the future.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2016, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $23.0 million in the reported U.S. dollar value of our debt.
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
We rely on our technology infrastructure to interact with suppliers, sell our products and services, support our customers, fulfill orders, and bill, collect, and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist or hacker attacks, malicious employees or employee negligence, computer viruses, ransomware, and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in interruptions in our services, fraudulent loss of assets, or unauthorized disclosure of confidential information, which could harm our reputation and financial condition. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our services or data loss as a result of system failures.
Customers may use our products to generate or manage confidential information. Though we take steps to ensure our products are secure, it is possible customers could lose confidential information stored on our products. If a customer alleges security failures in our products cause or contribute to a loss, we could face harm to our reputation and financial condition and legal liability.
We also are in the process of implementing a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over several years with the initial go-live rollout having occurred in 2010. We have implemented the program in our Swiss, Chinese, U.K., and certain U.S. and German operations. We estimate that we have approximately two-thirds of the program implemented, as measured in users. If the implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition, or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation will increase our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
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
Our products are used extensively in the pharmaceutical, food and beverage, and chemical industries. Consolidation in these industries hurt our sales in prior years. In recent years, there has been an increase in consolidation within these industries. A prolonged economic downturn or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. A decline in government funding of research or education could reduce some customers' ability to purchase our products.
Unanticipated changes in our tax rates or additional income tax liabilities could impact our profitability.
We are subject to income taxes in the United States and various other jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates and tax obligations could be adversely affected by changes in tax laws or rates, changes in the mix of earnings by jurisdiction, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.
In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent upon our ability to generate future taxable income in the U.S. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority could affect our profitability.
Our tax expense and tax obligations could increase as a result of a changing application of tax law.
As a result of the current uncertain financial and economic environment, governments are facing greater pressure on public finances, which could lead to their more aggressively applying existing tax laws and regulations. Governments also periodically change tax laws and regulations. Any changes in corporate income tax rates or regulations, on repatriation of dividends, earnings or capital, or on transfer pricing, as well as changes in the interpretation of existing tax laws and regulations in the jurisdictions in which we operate, could adversely affect our cash flow and increase our overall tax burden, which would negatively affect our profitability.
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
A terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, could negatively affect our business, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.
Our global operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability and natural disasters. Also, in recent years, a number of countries have experienced outbreaks of the H1N1 influenza (swine flu) or, in the Asia Pacific region, outbreaks of SARS and/or avian influenza (bird flu), and more recently, Ebola outbreaks in parts of Africa. Despite the implementation of certain precautions, we are susceptible to such outbreaks. As a result of such events, businesses can be shut down and individuals can become ill, quarantined, or otherwise unable to work. These events, particularly in North America, Europe, China, or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. If our operations are curtailed, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.
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
The SEC has adopted disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten, or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. These requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacturing of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we have implemented may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may not be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.
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

We may be adversely affected by failure to comply with regulations of governmental agencies or by the adoption of new regulations. Changes in political leadership in the United States and certain European countries may also impact global trade or create uncertainty impacting our business.
Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, including design and development, product safety, labeling, manufacturing, promotion, sales, and distribution. We also operate a global business and are subject to various laws and regulations in the many markets we do business, including those relating to competition, employment and labor practices, international trade, and corruption. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practice or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to investigation costs, reputational harm, fines, criminal prosecution, and other damages that could impact our profitability. Changes in political leadership in the United States and certain European countries may impact global trade or create uncertainty. In times of uncertainty, some customers delay investments or defer normal replacement cycles, which could have an adverse impact on our sales.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2016, our consolidated balance sheet included goodwill of $476.4 million and other intangible assets of $167.1 million.
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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2016, we had total indebtedness of approximately $735.4 million, net of cash of $158.7 million. Our debt instruments allow us to incur substantial additional indebtedness.

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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $800 million. Our credit facility is provided by a group of 13 financial institutions, which individually have between 2% and 14% of the total funding commitment. At December 31, 2016, we had borrowings of $395.2 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $800 million amount available.
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
In providing guidance on our future earnings, we evaluate our budgets, strategic plans, and other factors relating to our business. We make assumptions about external factors, including the following:

•	the outlook for our end markets and the global economy;

•	the impact of external factors on our competition;

•	the financial position of our customers;

•	the estimated costs of purchasing materials;

•	developments in personnel costs;

•	our estimated income tax expense; and

•	rates for currency exchange, particularly between the Swiss franc and the euro.
Some of these assumptions may prove to be incorrect over time. For example, although no single end-customer accounts for more than 1% of our revenues, if a number of our customers experienced significant deteriorations in their financial positions concurrently, it could have an impact on our results of operations.
Some of our key internal assumptions include the following:

•	our ability to implement our business strategy;

•	our ability to implement price increases as forecasted;

•	the effectiveness of our sales and marketing programs such as our Spinnaker and market penetration and Field Turbo initiatives;

•	the effectiveness of our programs to improve our service business, including growth, globalization and productivity initiatives;

•	our ability to develop and deliver innovative products and services;

•	the continued growth of our sales in emerging markets; and

•	the effectiveness of productivity and cost saving initiatives.
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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nanikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, England	Owned	Western European Operations
Salford, England	Leased	Western European Operations
Viroflay, France (two facilities)	Building Owned	Western European Operations
Building Leased
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Billerica, Massachusetts	Leased	U.S. Operations
Ithaca, New York	Owned	U.S. Operations
Tampa, Florida	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Buildings Owned;	Chinese Operations
Land Leased
Mumbai, India (three facilities)	Leased	Other Operations

Item 3.	Legal Proceedings
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

	Common Stock Price Range
	High	Low
2016
Fourth Quarter	$429.91	$397.73
Third Quarter	$419.83	$363.19
Second Quarter	$385.50	$347.76
First Quarter	$347.09	$298.14
2015
Fourth Quarter	$345.75	$283.27
Third Quarter	$346.92	$277.62
Second Quarter	$343.44	$317.01
First Quarter	$331.84	$289.09
Holders
At January 30, 2017, there were 56 holders of record of common stock and 25,940,008 shares of common stock outstanding. We estimate we have approximately 58,068 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2011 through December 31, 2016 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.
Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index and SIC Code 3826 Index — Laboratory Analytical Instruments

Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
$350
$300
$250
$200
$150
$100
$50
$0
12-31-11
12-31-12
12-31-13
12-31-14
12-31-15
12-31-16

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Mettler-Toledo	$100	$131	$164	$205	$230	$283
S&P 500 Index	$100	$116	$154	$175	$177	$198
SIC Code 3826 Index	$100	$128	$188	$215	$237	$240

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2016	91,077	$411.75	91,077	$1,070,914
November 1 to November 30, 2016	105,291	415.47	105,291	1,027,167
December 1 to December 31, 2016	104,064	420.37	104,064	983,419
Total	300,432	$416.04	300,432	$983,419
We have a share repurchase program of which there was $983.4 million common shares remaining to be repurchased under the program as of December 31, 2016. The share repurchases are expected to be funded from cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 26.0 million common shares since the inception of the program in 2004 through December 31, 2016, at a total cost of $3.5 billion. During the years ended December 31, 2016 and 2015, we spent $500 million and $495 million on the repurchase of 1,348,507 shares and 1,556,797 shares at an average price per share of $370.75 and $317.92, respectively. We reissued 278,623 shares and 403,908 shares held in treasury for the exercise of stock options and restricted stock units during 2016 and 2015, respectively.

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

	2016	2015	2014	2013	2012
Statement of Operations Data:
Net sales	$2,508,257	$2,395,447	$2,485,983	$2,378,972	$2,341,528
Cost of sales	1,072,670	1,043,454	1,127,233	1,097,041	1,100,473
Gross profit	1,435,587	1,351,993	1,358,750	1,281,931	1,241,055
Research and development	119,968	119,076	123,297	116,346	112,530
Selling, general, and administrative	732,622	700,810	728,582	692,693	684,026
Amortization	36,052	30,951	29,185	24,539	21,357
Interest expense	28,026	27,451	24,537	22,711	22,764
Restructuring charges(a)	6,235	11,148	5,915	19,830	16,687
Other charges (income), net(b)	8,491	(867)	2,230	3,103	1,090
Earnings before taxes	504,193	463,424	445,004	402,709	382,601
Provision for taxes	119,823	110,604	106,763	96,615	91,754
Net earnings	$384,370	$352,820	$338,241	$306,094	$290,847
Basic earnings per common share:
Net earnings	$14.49	$12.75	$11.71	$10.22	$9.37
Weighted average number of common shares	26,517,768	27,680,918	28,890,771	29,945,954	31,044,532
Diluted earnings per common share:
Net earnings	$14.22	$12.48	$11.44	$9.96	$9.14
Weighted average number of common and common equivalent shares	27,023,905	28,269,615	29,571,308	30,728,482	31,824,077
Balance Sheet Data:
Cash and cash equivalents	$158,674	$98,887	$85,263	$111,874	$101,702
Working capital(c)(d)	169,569	152,721	172,380	225,551	211,768
Total assets(d)	2,166,777	1,959,335	1,973,532	2,120,755	2,006,009
Long-term debt(d)	875,056	575,138	334,134	395,102	346,503
Other non-current liabilities(e)	204,957	194,552	218,108	193,170	240,886
Shareholders’ equity(f)	434,943	580,457	719,595	935,052	827,219
_________________________

(a)	Restructuring charges primarily relate to our global cost reduction programs. See Note 14 to the audited consolidated financial statements.

(b)
Other charges (income), net consists primarily of interest income, (gains) losses from foreign currency transactions and hedging activity, interest income, and other items. Other charges (income), net for 2016 also includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan, and acquisition transaction costs of $1.1 million.

(c)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(d)	Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(e)
Other non-current liabilities consist of pension and other post-retirement liabilities, plus certain other non-current liabilities. See Note 12 to the audited consolidated financial statements for pension and other post-retirement disclosures.

(f)	No dividends were paid during the five-year period ended December 31, 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Net sales in U.S. dollars increased 5% in 2016 and decreased 4% in 2015. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 7% in 2016 and increased 3% in 2015. Currency exchange rate fluctuations negatively impacted net sales as most of our non-U.S. dollar trading currencies, especially the euro, have weakened against the U.S. dollar. Net sales growth in local currencies during 2016 reflected broad-based growth across most geographies and product categories with generally favorable global market conditions. We expect to continue to benefit from our strong global leadership positions, diversified customer base, robust product offering, investment in emerging markets, significant installed base, and the impact of our global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes. While market conditions were generally stable in 2016 for our customers to maintain their replacement cycles, we remain cautious regarding our sales outlook given the uncertainty in global markets.
With respect to our end-user markets, we experienced increased results during 2016 versus the prior year in our laboratory-related markets, such as pharmaceutical and biotech customers, as well as the laboratories of chemical companies and food and beverage companies. Demand from these markets was generally favorable during 2016. The local currency increase in net sales of our laboratory-related products during 2016 was driven by strong growth in most product categories, especially pipettes and automated chemistry.
Our industrial markets continued to benefit from our customers' focus on brand protection and food safety within our product inspection end-market. We also experienced improved market conditions in China despite continued market uncertainty related to overcapacity in a number of industries and volatility in credit availability. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. Our industrial-related products are especially sensitive to changes in economic growth.
Our food retailing markets experienced growth in each geographic region during 2016, with strong growth in Europe and Asia/Rest of World. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity and new regulations. Similar to our industrial business, emerging markets have also historically provided growth as the expansion of local emerging market economies creates a significant number of new retail stores each year.
In 2017, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. For example, over the past two years we have added more than 450 field sales and service resources to pursue under-penetrated market opportunities and will look to continue to make investments to front-end resources in 2017. We also aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, and leveraging our product offering to larger customers through key account management. While this initiative is broad-based, efforts to improve these processes include leveraging big data analytics to identify, prioritize and pursue growth opportunities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force guidance, training and effectiveness, cross-selling, increased segment marketing and leads generation and nurturing activities. Our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world, and we continue to leverage big data analytics and invest in sales and marketing activities aimed at increasing the proportion of our installed base that is under service contract, or selling new products that replace old products in our installed base. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.
Expanding Emerging Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 33% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have almost a 30-year track record in China, and our sales in Asia have grown more than 13% on a compound annual growth basis in local currencies since 1999. We have broadened our product offering to the Asian markets and benefit as multinational customers shift production to China. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, market conditions in emerging markets were generally favorable during 2016. We experienced a 9% increase in emerging market local currency sales during 2016 versus the prior year, which included 9% local currency sales growth in China. Emerging market sales can be volatile and uncertain. We continue to experience unfavorable market conditions and reduced demand in certain industrial-related end-user segments in China due to overcapacity. Within China, we continue to redeploy resources and sales and marketing efforts to the faster-growing segments of pharma, food safety, and environment. We believe the long-term growth of these segments will be favorably impacted by the Chinese government's emphasis on science, high-value industries, and product quality. We expect our laboratory, process analytics, and product inspection businesses will particularly benefit from these segments. We also continue to invest and add sales and marketing resources to pursue growth in underpenetrated emerging markets.

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
Maintaining Cost Leadership. We continue to strive to improve our margins by optimizing our cost structure. For example, we have focused on reallocating resources and better aligning our cost structure to support our investments in market penetration initiatives, higher growth areas, and opportunities for margin improvement. We have also initiated various restructuring programs over the past few years in response to changing market conditions. As previously mentioned, shifting production to China has also been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs. Our cost leadership and productivity initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue "bolt-on" acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences, product inspection, and process analytics as three key areas for acquisitions. For example, during the third quarter of 2016, we acquired substantially all of the assets of Henry Troemner LLC (Troemner), a supplier of lab equipment, weights and weight calibration based in the United States for an aggregate purchase price $95.8 million that will be integrated into our laboratory product offering. During the third quarter of 2015, we also acquired a real-time water purity technology in the United States that has been integrated into our process analytics product offering.
Results of Operations — Consolidated
Net sales
Net sales were $2,508.3 million for the year ended December 31, 2016, compared to $2,395.4 million in 2015, and $2,486.0 million in 2014. This represents an increase of 5% in 2016 and a decrease of 4% in 2015 in U.S. dollars and an increase of 7% and 3% in local currencies, respectively. The Troemner acquisition contributed approximately 1% to our net sales during 2016.
In 2016, our net sales by geographic destination increased in U.S. dollars 5% in the Americas, 3% in Europe, and 6% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2016 by 5% in the Americas, 5% in Europe, and 10% in Asia/Rest of World. Excluding the Troemner acquisition, our local currency net sales growth in the Americas was 4%. While market conditions were generally favorable during 2016, we remain cautious regarding our sales outlook given the uncertainty in global markets. A discussion of sales by operating segment is included below.
As described in Note 17 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 5% in U.S. dollars and 7% in local currencies during 2016 and decreased 3% in U.S. dollars and increased 3% in local currencies in 2015. The Troemner acquisition contributed approximately 1% to our net sales of products during 2016. Service revenue (including spare parts) increased 4% in U.S. dollars and 6% in local currencies in 2016, and decreased 5% in U.S. dollars and increased 4% in local currencies in 2015. The Troemner acquisition contributed approximately 1% to our net sales of service during 2016.

Net sales of our laboratory-related products, which represented approximately 49% of our total net sales in 2016, increased 6% in U.S. dollars and 8% in local currencies during 2016. The local currency increase in net sales of our laboratory-related products during 2016 was driven by strong growth in most product categories, especially pipettes and automated chemistry. The Troemner acquisition contributed approximately 1% to our net sales growth of laboratory-related products and services.
Net sales of our industrial-related products, which represented approximately 42% of our total net sales in 2016, increased 3% in U.S. dollars and 5% in local currencies during 2016. Local currency net sales included strong sales growth in product inspection.
Net sales of our food retailing products, which represented approximately 9% of our total net sales in 2016, increased 4% in U.S. dollars and 6% in local currencies during 2016. The increase in net sales in local currencies of our food retailing products during 2016 included growth in each geographic region, with strong growth in Europe and Asia/Rest of World.
Gross profit
Gross profit as a percentage of net sales was 57.2% for 2016, compared to 56.4% for 2015 and 54.7% for 2014.
Gross profit as a percentage of net sales for products was 60.8% for 2016, compared to 60.1% for 2015 and 58.1% for 2014. Gross profit as a percentage of net sales for services (including spare parts) was 44.6% for 2016, compared to 43.6% for 2015 and 42.8% for 2014.
The increase in gross profit as a percentage of net sales for 2016 includes benefits from higher sales volume, favorable price realization and reduced material costs, partially offset by investments in our field service organization.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 4.8% for 2016 and 5.0% for both 2015 and 2014. Research and development expenses in U.S. dollars increased 1% in 2016 and decreased 3% in 2015, and in local currencies increased 4% in 2016 and 2% in 2015, relating to the timing of research and development project activity.
Selling, general, and administrative expenses as a percentage of net sales were 29.2% for 2016, compared to 29.3% for both 2015 and 2014. Selling, general, and administrative expenses increased 4% in 2016 in U.S. dollars and 6% in local currencies and decreased 4% in U.S. dollars and increased 3% in local currencies in 2015. The increase during 2016 includes higher cash incentive expense, investments in our field sales organization and acquisitions, offset in part by benefits from our cost savings programs.
Amortization expense
Amortization expense was $36.1 million in 2016, compared to $31.0 million and $29.2 million in 2015 and 2014, respectively. The increase in amortization expense is primarily related to our investments in information technology, including the Company's Blue Ocean program, as well as the Troemner acquisition.
Restructuring charges
During the past few years, we initiated cost reduction measures in response to global economic conditions. For the year ended December 31, 2016, we have incurred $6.2 million of restructuring expenses which primarily comprise employee-related costs. See Note 14 to our audited consolidated financial statements for a summary of restructuring activity during 2016.

Other charges (income), net
Other charges (income), net consisted of net charges of $8.5 million in 2016, compared to net income of $0.9 million and net charges of $2.2 million in 2015 and 2014, respectively. During 2016, other charges (income), net includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan, as well as $1.1 million of acquisition transaction costs. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activity, interest income, and other items.
Interest expense and taxes
Interest expense was $28.0 million for 2016, compared to $27.5 million for 2015 and $24.5 million for 2014.
Our annual effective tax rate was 24% for 2016, 2015, and 2014. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 17 to our audited consolidated financial statements.
U.S. Operations (amounts in thousands)

	2016	2015	2014	Increase (Decrease) in % 2016 vs. 2015	Increase (Decrease) in % 2015 vs. 2014
Net sales	$958,542	$913,842	$847,706	5%	8%
Net sales to external customers	$867,962	$826,354	$757,243	5%	9%
Segment profit	$161,539	$147,491	$123,278	10%	20%
The increase in total net sales and net sales to external customers of 5% in 2016 reflects solid sales growth in most product categories against difficult comparisons in the previous year. Net sales in our U.S. operations also benefited approximately 1% from the Troemner acquisition during 2016.
Segment profit increased $14.0 million in our U.S. Operations segment during 2016, compared to an increase of $24.2 million during 2015. The increase in segment profit during 2016 is primarily related to increased sales and benefits from our margin expansion initiatives, offset in part by increased cash incentive expense and sales and service investments.
Swiss Operations (amounts in thousands)

	2016	2015	2014	Increase (Decrease) in % (1) 2016 vs. 2015	Increase (Decrease) in % (1) 2015 vs. 2014
Net sales	$655,657	$632,326	$687,541	4%	(8)%
Net sales to external customers	$130,674	$133,684	$137,756	(2)%	(3)%
Segment profit	$163,663	$160,763	$149,987	2%	7%

(1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales in U.S. dollars increased 4% in 2016 and decreased 8% in 2015, and in local currencies increased 5% in 2016 and decreased 2% in 2015. Net sales to external customers in U.S. dollars decreased 2% in 2016 and 3% in 2015, and in local currencies decreased 1% in 2016 and increased 1% in 2015. The decrease in local currency net sales to external customers during 2016 primarily relates to soft market conditions in Switzerland.
Segment profit increased $2.9 million in our Swiss Operations segment during 2016, compared to an increase of $10.8 million during 2015. Segment profit includes increased inter-segment sales, benefits from our cost savings programs and reduced material costs, offset by the impact of lower currency hedging gains in the current year.
Western European Operations (amounts in thousands)

	2016	2015	2014	Increase (Decrease) in % (1) 2016 vs. 2015	Increase (Decrease) in % (1) 2015 vs. 2014
Net sales	$817,059	$785,660	$903,052	4%	(13)%
Net sales to external customers	$640,558	$620,128	$708,755	3%	(13)%
Segment profit	$123,507	$107,424	$119,603	15%	(10)%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased 4% in 2016 and decreased 13% in 2015, and in local currencies increased 7% in 2016 and 2% in 2015. Net sales to external customers in U.S. dollars increased 3% in 2016 and decreased 13% in 2015, and in local currencies increased 5% in 2016 and 3% in 2015. The increase in local currency net sales to external customers during 2016 includes strong growth in laboratory-related products and related services and food retailing products.
Segment profit increased $16.1 million in our Western European Operations segment during 2016, compared to a decrease of $12.2 million in 2015. Segment profit increased primarily due to increased sales, benefits from our margin expansion and cost savings initiatives and favorable currency translation fluctuations, offset by sales and service investments.
Chinese Operations (amounts in thousands)

	2016	2015	2014	Increase (Decrease) in % (1) 2016 vs. 2015	Increase (Decrease) in % (1) 2015 vs. 2014
Net sales	$606,307	$591,178	$579,557	3%	2%
Net sales to external customers	$386,541	$376,291	$415,474	3%	(9)%
Segment profit	$187,924	$165,532	$163,832	14%	1%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased 3% in 2016 and increased 2% in 2015, and in local currencies increased 10% in 2016 and 3% in 2015. Net sales to external customers in U.S. dollars increased 3% in 2016 and decreased 9% in 2015, and in local currencies increased 9% in 2016 and decreased 8% in 2015. The increase in net sales to external customers during 2016 includes growth in most product categories with particularly strong growth in laboratory-related products and related services and food retailing products. While we were pleased with our 2016 local currency sales growth in China, the outlook remains uncertain due to overcapacity in a number of industries and volatility in credit availability.
Segment profit increased $22.4 million in our Chinese Operations segment during 2016, compared to an increase of $1.7 million in 2015. The increase in segment profit during 2016 includes increased local currency sales and benefits from our cost savings initiatives.

Other (amounts in thousands)

	2016	2015	2014	Increase (Decrease) in % (1) 2016 vs. 2015	Increase (Decrease) in % (1) 2015 vs. 2014
Net sales	$490,231	$447,077	$474,282	10%	(6)%
Net sales to external customers	$482,522	$438,990	$466,755	10%	(6)%
Segment profit	$64,060	$50,821	$52,869	26%	(4)%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries. Total net sales and net sales to external customers in U.S. dollars increased 10% in 2016 and decreased 6% in 2015, and in local currencies increased 12% and 5% in 2016 and 2015, respectively. The increase in local currency total net sales and net sales to external customers includes strong growth in several countries.
Segment profit increased $13.2 million in our Other segment during 2016, compared to a decrease of $2.0 million during 2015. The increase in segment profit during 2016 is primarily related to the increased sales, offset in part by sales and service investments.
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
Cash provided by operating activities totaled $443.1 million in 2016, compared to $426.9 million in 2015 and $418.9 million in 2014. The increase in 2016 includes higher net earnings, partly offset by increased working capital that is primarily related to our increased local currency sales.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $124.0 million in 2016, $82.5 million in 2015, and $89.4 million in 2014. The 2016 amount includes a $37 million purchase of our previously leased pipette manufacturing facility. We also expect to make net investments in new or expanded manufacturing facilities of $65 million to $75 million over the next two years.
Cash flows used in financing activities during 2016 included share repurchases. As further described below, in accordance with our share repurchase plan, we repurchased 1,348,507 shares and 1,556,797 shares in the amount of $500 million and $495 million during 2016 and 2015, respectively.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. As further described in Note 3 of our Consolidated Financial Statements, in the third quarter of 2016, we acquired substantially all of the assets of Henry Troemner, LLC, (Troemner) a supplier of lab equipment, weights and weight calibration based in the United States for an aggregate purchase price of $95.8 million that will be included into our laboratory instrument offering.
In 2016, we also incurred additional acquisition payments totaling $15.6 million.
We plan to repatriate earnings from China, Switzerland, Germany, Luxembourg, the United Kingdom, and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of December 31, 2016, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
Senior Notes
As further described in Note 9 of our Consolidated Financial Statements, we have the following Senior Notes.
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
In 2014, we entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. We issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and issued $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. Interest on the 3.84% Senior Notes is payable semi-annually in March and September each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December each year, beginning in December 2015. The 4.24% Senior Notes were used to repay $100 million of 6.30% Senior Notes which were due June 25, 2015.
In 2015, we issued in a private placement Euro 125 million fifteen-year Senior Notes with a fixed interest rate of 1.47% ("1.47% Euro Senior Notes"). The Euro Senior Notes are senior unsecured obligations of the Company. We have designated the 1.47% Euro Senior Notes as a hedge of a portion of our net investment in a euro denominated foreign subsidiary to reduce foreign currency translation risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). We recorded an unrealized gain in other comprehensive income (loss) related to this net investment hedge of $5.1 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively.
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
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our consolidated leverage ratio, which was, as of December 31, 2016, set at LIBOR plus 87.5 basis points. We must also pay facility fees that are tied to our leverage ratio. As of December 31, 2016, approximately $399.6 million was available under the facility.

Our short-term borrowings and long-term debt consisted of the following at December 31, 2016:

	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	$50,000	$—	$50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
Euro 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	131,507	131,507
Debt issuance costs, net	(1,257)	(385)	(1,642)
Total Senior Notes	348,743	131,122	479,865
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	338,541	56,650	395,191
Other local arrangements	304	18,670	18,974
Total debt	687,588	206,442	894,030
Less: current portion	(304)	(18,670)	(18,974)
Total long-term debt	$687,284	$187,772	$875,056
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
Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short and long-term debt	$895,672	$18,974	$—	$—	$876,698
Interest on debt	189,903	26,383	55,157	55,075	53,288
Non-cancelable operating leases	111,388	30,177	43,419	23,675	14,117
Pension and post-retirement funding(1)	19,501	19,501	—	—	—
Purchase obligations	65,054	61,329	3,725	—	—
Total(1)	$1,281,518	$156,364	$102,301	$78,750	$944,103

(1)
In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for income taxes or the timing and amounts beyond 2017 for pension and post-retirement funding.

We have purchase commitments for materials, supplies, services, and fixed assets in the normal course of business. Due to the proprietary nature of many of our materials and processes, certain supply contracts contain penalty provisions. We do not expect potential payments under these provisions to materially affect our results of operations or financial condition. This conclusion is based upon reasonably likely outcomes derived by reference to historical experience and current business plans.

Share Repurchase Program
We have a share repurchase program of which there was $983.4 million common shares remaining to be repurchased under the program as of December 31, 2016. The share repurchases are expected to be funded from cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 26.0 million common shares since the inception of the program in 2004 through December 31, 2016, at a total cost of $3.5 billion. During the years ended December 31, 2016 and 2015, we spent $500 million and $495 million on the repurchase of 1,348,507 shares and 1,556,797 shares at an average price per share of $370.75 and $317.92, respectively. We reissued 278,623 shares and 403,908 shares held in treasury for the exercise of stock options and restricted stock units during 2016 and 2015, respectively.
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
We entered into foreign currency forward contracts that reduce our exposure from the Swiss franc strengthening against the euro through 2016. Absent these foreign currency forward contracts, we estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.5 million to $1.7 million annually. We also estimate a 1% strengthening of the Swiss franc against the U.S. dollar would reduce our earnings before tax by approximately $0.2 million annually in addition to the previously mentioned strengthening of the Swiss franc against the euro impact.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a reduction of approximately $0.4 million to $0.6 million annually.
Over the past two years, the U.S. dollar strengthened against most of the major currencies throughout the world. The strength of the U.S. dollar may have a significant negative impact on the Company’s financial performance in the future.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Euro. Based on our outstanding debt at December 31, 2016, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $23.0 million in the reported U.S. dollar value of our debt.
Taxes
We are subject to taxation in many jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as changes in law, the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions, and earnings repatriations between jurisdictions. Generally, the tax liability for each taxpayer within the group is determined either (i) on a non-consolidated/non-combined basis or (ii) on a consolidated/combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated/non-combined affiliated legal entities.
Environmental Matters
We are subject to environmental laws and regulations in the jurisdictions in which we operate. We own or lease a number of properties and manufacturing facilities around the world. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. Residual ground water contamination at this site is now within a Classification Exception Area which the Department of Environmental Protection has approved and within which the Company oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The Department of Environmental Protection does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with the site over the next several years will approximate a total of $0.4 million.
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
Moreover, there may be differences in inflation rates between countries in which we incur the major portion of our costs and other countries in which we sell products, which may limit our ability to recover increased costs. We remain committed to operations in China, Eastern Europe, India and Brazil, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on our operating results. However, as our presence in China, Eastern Europe, India and Brazil increases, these inflationary conditions could have a greater impact on our operating results.
Quantitative and Qualitative Disclosures about Market Risk
We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
We have entered into foreign currency forward contracts to hedge certain forecasted intercompany sales and to economically hedge short-term intercompany balances with our international businesses on a monthly basis. Such contracts limit our exposure to both favorable and unfavorable currency fluctuations. The net fair value of the foreign currency contracts hedging short-term intercompany balances was a $1.3 million net liability at December 31, 2016. A sensitivity analysis to changes on the foreign currency-denominated contracts indicates that if the primary currency (primarily U.S. dollar, Swiss franc, and the euro) declined by 10%, the fair value of derivatives not designated as hedging instruments would increase by $0.2 million at December 31, 2016. Any resulting changes in fair value would be offset by changes in the underlying economic position. The sensitivity analysis assumes a parallel shift in foreign currency exchange rates. The assumption that exchange rates change in parallel fashion may overstate the impact of changing exchange rates on assets and liabilities denominated in a foreign currency. We also have other currency risks as described under “Effect of Currency on Results of Operations.”
We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a net loss of $3.6 million at December 31, 2016. Based on our agreements outstanding at December 31, 2016, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $6.7 million. Conversely, a 100-basis-point decrease in interest rates would result in a $7.0 million decrease in the net aggregate market value of these instruments at December 31, 2016. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
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

Employee benefit plans
The net periodic pension cost for 2016 and projected benefit obligation as of December 31, 2016 were $12.6 million and $138.2 million, respectively, for our U.S. pension plan. The net periodic cost for 2016 and projected benefit obligation as of December 31, 2016 were $7.2 million and $838.3 million, respectively, for our international pension plans. The net periodic post-retirement benefit for 2016 and expected post-retirement benefit obligation as of December 31, 2016 for our U.S. post-retirement medical benefit plan were $4.5 million and $3.0 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2016, the weighted average return on assets assumption was 6.75% for the U.S. plan and 4.1% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $6.3 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2016, the average discount rate assumption was 4.0% for the U.S. plan and 1.0% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $11.6 million after tax.
In early 2016, in order to reduce the size and potential volatility of our U.S. defined benefit pension plan obligation, we offered approximately 700 former employees who have deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits. Based upon the eligible participant acceptance, $14.6 million was paid from plan assets to these former employees in the second quarter of 2016 with a corresponding decrease in the benefit obligation. The Company incurred a one-time non-cash settlement charge recorded in other charges (income), net during the second quarter of 2016 of approximately $8.2 million, of which $8.0 million, $4.9 million after tax, was reclassified from accumulated other comprehensive income.
Equity-based compensation
We also have an equity incentive plan that provides for the grant of stock options, restricted stock units, and other equity-based awards which are accounted for and recognized in the consolidated statement of operations based on the grant-date fair value of the award. This methodology yields an estimate of fair value based in part on a number of management estimates, the most significant of which include future volatility and estimated option lives. Changes in these assumptions could significantly impact the estimated fair value of stock options.

Trade accounts receivable
As of December 31, 2016, trade accounts receivable were $455.0 million, net of a $14.2 million allowance for doubtful accounts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.
Inventories
As of December 31, 2016, inventories were $222.0 million.
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
Goodwill and other intangible assets
As of December 31, 2016, our consolidated balance sheet included goodwill of $476.4 million and other intangible assets of $167.1 million.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $504.2 million for the year ended December 31, 2016, each increase of $5.0 million in tax expense would increase our effective tax rate by 1%.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report which covers our internal control over financial reporting which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	50	President and Chief Executive Officer
Thomas Caratsch	58	Head of Laboratory
Marc de La Guéronnière	53	Head of European and North American Market Organizations
William P. Donnelly	55	Executive Vice President
Michael Heidingsfelder	56	Head of Industrial
Simon Kirk	57	Head of Product Inspection
Christian Magloth	51	Head of Human Resources
Waldemar Rauch	54	Head of Process Analytics
Shawn P. Vadala	48	Chief Financial Officer
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
Shawn P. Vadala joined the Company in 1997 and has been Chief Financial Officer since January 2014. He is also responsible for the Company's Pricing and Business Intelligence programs. Mr. Vadala previously held various senior financial positions at the Company's Columbus, Ohio and Greifensee, Switzerland offices. Prior to joining the Company, he worked in the Boston and Zurich, Switzerland offices of PricewaterhouseCoopers.
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
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement.

Item 11.	Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information — Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2017 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under

Equity Compensation Plans as of December 31, 2016” is included within Note 11 to the financial statements.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2017 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2017 Proxy Statement is hereby incorporated by reference.

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
Date: February 2, 2017

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol	President and Chief Executive Officer
Olivier A. Filliol

/s/ William P. Donnelly	Executive Vice President
William P. Donnelly	(Principal Financial Officer)

/s/ Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala	(Principal Accounting Officer)

/s/ Olivier A. Filliol	Director
Olivier A. Filliol

/s/ Wah-Hui Chu	Director
Wah-Hui Chu

/s/ Francis A. Contino	Director
Francis A. Contino

/s/ Richard Francis	Director
Richard Francis

/s/ Connie L. Harvey	Director
Connie L. Harvey

/s/ Michael A. Kelly	Director
Michael A. Kelly

/s/ Hans Ulrich Maerki	Director
Hans Ulrich Maerki

/s/ Thomas P. Salice	Director
Thomas P. Salice

/s/ Robert F. Spoerry	Director
Robert F. Spoerry

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended By-laws of the Company, effective as of November 3, 2016(2)
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

10.20	Mettler-Toledo International Inc. 2004 Equity Incentive Plan(8)
10.21	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(9)
10.22	Mettler-Toledo International Inc. 2013 Equity Incentive Plan(10)
10.23*	Form of Restricted Stock Unit Agreement
10.24*	Form of Performance Share Unit Agreement
10.25*	Performance Stock Option Agreement
10.26*	Form of Stock Option Agreement Directors
10.27*	Form of Stock Option Agreement CEO
10.28*	Form of Stock Option Agreement NEOs
10.31	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(11)
10.32	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(11)
10.50	Employment Agreement between Thomas Caratsch and Mettler-Toledo International Inc., dated as of December 4, 2007(9)
10.51	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(12)
10.52	Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997(1)
10.53	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(13)
10.54	Employment Agreement between Michael Heidingsfelder and Mettler-Toledo International Inc., dated as of November 30, 2011 (16)
10.55	Employment Agreement between Simon Kirk and Mettler-Toledo International Inc., dated as of November 28, 2011(16)
10.56	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(12)
10.57	Employment Agreement between Waldemar Rauch and Mettler-Toledo International Inc., dated as of June 10, 2011(15)
10.58	Employment Agreement between Robert Spoerry and Mettler-Toledo International Inc., dated as of November 1, 2007(13)
10.59*	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016
10.60	Form of Tax Equalization Agreement between Messrs. Caratsch, Filliol, Kirk, Magloth, and Spoerry, and Mettler-Toledo International Inc., dated October 10, 2007(9)
10.61	Amendment to Employment Agreement between William Donnelly and Mettler-Toledo International, Inc. dated November 3, 2016 (2)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

E- 1

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated November 8, 2016

(3)	Incorporated by reference to the Company’s Report on Form 8-K dated December 18, 2015

(4)	Incorporated by reference to the Company's Report on Form 8-K dated October 16, 2012

(5)	Incorporated by reference to the Company's Report on Form 8-K dated July 29, 2013

(6)	Incorporated by reference to the Company's Report on Form 8-K dated July 2, 2014

(7)	Incorporated by reference to the Company's Report on Form 8-K dated March 31, 2015

(8)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(9)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(10)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated July 26, 2013 (Reg. No. 333-190181)

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(12)	Incorporated by reference to the Company's Report on Form 10-K dated February 16, 2010

(13)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(14)	Incorporated by reference to the Company’s Report on Form 10-K dated March 4, 2002

(15)	Incorporated by reference to the Company's Report on Form 10-K dated February 13, 2012

(16)	Incorporated by reference to the Company's Report on Form 10-K dated February 8, 2013

*	Filed herewith

E- 2

METTLER-TOLEDO INTERNATIONAL INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Mettler-Toledo International Inc.
In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Mettler-Toledo International Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in note 2 to the consolidated financial statements, the Company changed the manner in which it presents deferred tax assets and liabilities.
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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 2, 2017

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2016	2015	2014
Net sales
Products	$1,957,879	$1,865,884	$1,930,497
Service	550,378	529,563	555,486
Total net sales	2,508,257	2,395,447	2,485,983
Cost of sales
Products	767,753	744,867	810,547
Service	304,917	298,587	316,686
Gross profit	1,435,587	1,351,993	1,358,750
Research and development	119,968	119,076	123,297
Selling, general, and administrative	732,622	700,810	728,582
Amortization	36,052	30,951	29,185
Interest expense	28,026	27,451	24,537
Restructuring charges	6,235	11,148	5,915
Other charges (income), net	8,491	(867)	2,230
Earnings before taxes	504,193	463,424	445,004
Provision for taxes	119,823	110,604	106,763
Net earnings	$384,370	$352,820	$338,241

Basic earnings per common share:
Net earnings	$14.49	$12.75	$11.71
Weighted average number of common shares	26,517,768	27,680,918	28,890,771
Diluted earnings per common share:
Net earnings	$14.22	$12.48	$11.44
Weighted average number of common and common equivalent shares	27,023,905	28,269,615	29,571,308

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2016	2015	2014

Net earnings	$384,370	$352,820	$338,241

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(57,928)	(52,434)	(82,875)
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	(513)	13,221	(768)
Effective portion of (gains) losses included in net earnings	(4,735)	(8,261)	1,257
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(47,788)	(30,759)	(106,837)
Plan amendments and prior service cost	—	9,189	1,607
Amortization of actuarial (gains) losses and plan amendments and prior service cost	16,730	9,509	1,614
Impact of foreign currency	5,885	5,835	8,089
Total other comprehensive income (loss), net of tax	(88,349)	(53,700)	(177,913)

Comprehensive income	$296,021	$299,120	$160,328

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$158,674	$98,887
Trade accounts receivable, less allowances of $14,234 in 2016 and $14,435 in 2015	454,988	411,420
Inventories	222,047	214,383
Other current assets and prepaid expenses	61,075	70,642
Total current assets	896,784	795,332
Property, plant, and equipment, net	563,707	517,229
Goodwill	476,378	446,284
Other intangible assets, net	167,055	115,252
Deferred tax assets, net	33,951	33,051
Other non-current assets	28,902	52,187
Total assets	$2,166,777	$1,959,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$146,593	$142,075
Accrued and other liabilities	133,167	127,647
Accrued compensation and related items	140,461	136,414
Deferred revenue and customer prepayments	100,330	88,829
Taxes payable	47,990	48,759
Short-term borrowings and current maturities of long-term debt	18,974	14,488
Total current liabilities	587,515	558,212
Long-term debt	875,056	575,138
Deferred tax liabilities, net	64,306	50,976
Other non-current liabilities	204,957	194,552
Total liabilities	1,731,834	1,378,878
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 26,020,234 and 27,090,118 shares at December 31, 2016 and 2015, respectively	448	448
Additional paid-in capital	730,556	697,570
Treasury stock at cost (18,765,777 and 17,695,893 shares at December 31, 2016 and 2015, respectively)	(3,006,771)	(2,543,229)
Retained earnings	3,065,708	2,692,317
Accumulated other comprehensive income (loss)	(354,998)	(266,649)
Total shareholders’ equity	434,943	580,457
Total liabilities and shareholders’ equity	$2,166,777	$1,959,335

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2013	29,487,075	$448	$653,250	$(1,721,030)	$2,037,420	$(35,036)	$935,052
Exercise of stock options and restricted stock units	373,431	—	—	39,374	(18,327)	—	21,047
Repurchases of common stock	(1,617,499)	—	—	(414,000)	—	—	(414,000)
Tax benefit resulting from exercise of certain employee stock options	—	—	3,557	—	—	—	3,557
Share-based compensation	—	—	13,611	—	—	—	13,611
Net earnings	—	—	—	—	338,241	—	338,241
Other comprehensive income (loss), net of tax	—	—	—	—	—	(177,913)	(177,913)
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted stock units	403,908	—	—	47,393	(17,837)	—	29,556
Repurchases of common stock	(1,556,797)	—	—	(494,966)	—	—	(494,966)
Tax benefit resulting from exercise of certain employee stock options	—	—	12,929	—	—	—	12,929
Share-based compensation	—	—	14,223	—	—	—	14,223
Net earnings	—	—	—	—	352,820	—	352,820
Other comprehensive income (loss), net of tax	—	—	—	—	—	(53,700)	(53,700)
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457
Exercise of stock options and restricted stock units	278,623	—	—	36,450	(10,979)	—	25,471
Repurchases of common stock	(1,348,507)	—	—	(499,992)	—	—	(499,992)
Tax benefit resulting from exercise of certain employee stock options	—	—	17,680	—	—	—	17,680
Share-based compensation	—	—	15,306	—	—	—	15,306
Net earnings	—	—	—	—	384,370	—	384,370
Other comprehensive income (loss), net of tax	—	—	—	—	—	(88,349)	(88,349)
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net earnings	$384,370	$352,820	$338,241
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	32,743	33,087	33,617
Amortization	36,052	30,951	29,185
Deferred tax provision	1,878	7,137	15,362
Excess tax benefits from share-based payment arrangements	(17,680)	(12,929)	(3,557)
Share-based compensation	15,306	14,223	13,611
Non-cash pension settlement charge	8,189	—	—
Other	181	155	211
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(52,151)	1,625	7,492
Inventories	(12,431)	(18,785)	(9,302)
Other current assets	291	(5,119)	4,392
Trade accounts payable	9,633	1,698	6,298
Taxes payable	(3,072)	2,879	(461)
Accruals and other	39,769	19,126	(16,177)
Net cash provided by operating activities	443,078	426,868	418,912
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	423	949	728
Purchase of property, plant, and equipment	(123,957)	(82,506)	(89,388)
Acquisitions	(111,381)	(13,779)	(5,784)
Net hedging settlements on intercompany loans	3,459	(5,415)	123
Net cash used in investing activities	(231,456)	(100,751)	(94,321)
Cash flows from financing activities:
Proceeds from borrowings	905,774	741,864	628,832
Repayments of borrowings	(594,178)	(594,477)	(585,867)
Proceeds from exercise of stock options	25,471	29,556	21,047
Repurchases of common stock	(499,992)	(494,966)	(414,000)
Excess tax benefits from share-based payment arrangements	17,680	12,929	3,557
Acquisition contingent consideration paid	(471)	(572)	(859)
Debt issuance costs	(209)	(1,366)	(941)
Net cash used in financing activities	(145,925)	(307,032)	(348,231)
Effect of exchange rate changes on cash and cash equivalents	(5,910)	(5,461)	(2,971)
Net increase (decrease) in cash and cash equivalents	59,787	13,624	(26,611)
Cash and cash equivalents:
Beginning of period	98,887	85,263	111,874
End of period	$158,674	$98,887	$85,263
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$28,025	$27,303	$23,219
Taxes	$92,586	$85,458	$95,143

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
Warranty
The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, its warranty obligations are affected by product failure rates, material usage and service costs incurred in correcting a product failure.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 506,137, 588,697, and 680,537 common equivalent shares in the calculation of diluted weighted average number of common

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

shares for the years ended December 31, 2016, 2015, and 2014, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 102,017, 112,562, and 127,995 shares of common stock for the years ended December 31, 2016, 2015, and 2014, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Recent Accounting Pronouncements
The FASB issued ASU 2014-09, ASU 2016-10 and ASU 2016-12 to ASC 606 "Revenue from Contracts with Customers." ASU 2014-09 provides authoritative guidance clarifying the principles for recognizing revenue and developing a common revenue standard for U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. ASU 2016-10 provides guidance for identifying performance obligations as they pertain to immaterial promised goods or services, shipping and handling activities, and identifying when promises represent performance obligations. ASU 2016-12 provides guidance for assessing collectability, presentation of sales taxes, noncash considerations, and completed contract modifications at transition. The guidance becomes effective for the Company for the year beginning January 1, 2018. The Company is finalizing its evaluation of the impact of the adoption of this guidance and believes it will have an immaterial impact on the Company's consolidated results of operations and financial position. The estimated impact to the Company's results is expected to be immaterial because most of its performance obligations are satisfied at the time of title transfer and risk of loss to the customer which is generally upon shipment. In addition, contracts with end-customers typically do not exceed a year, and generally pertain to service contracts that represent an obligation to perform repair or other services on a customer's pre-defined equipment over the contract period. The Company also sometimes enters into contracts with end-customers that comprise arrangements that require separate delivery of multiple goods and/or services, including post-shipment obligations such as installation. Immaterial impacts from adopting the new standard include the recognition of certain revenue for performance obligations that were deferred until post-shipment obligations were completed. The number of performance obligations under the new standard is also not materially different from the Company's financial accounting and reporting model under the existing standard. The Company is still evaluating the adoption method it will elect upon implementation. The Company is also in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosures under the new standard.
In October 2016, the FASB issued ASU 2016-16, to ASC 740 "Income Taxes," which simplifies the recording of an inter-entity transfer of assets other than inventory. The new guidance requires that a company recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance becomes effective for annual reporting periods beginning after December 15, 2017 and must be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the adoption period. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In August 2016, the FASB issued ASU 2016-15, to ASC 230 "Statement of Cash Flows," which clarifies how certain cash receipts and cash payments are classified in the statement of cash flows. The new guidance must be applied retrospectively and becomes effective for the year beginning January 1, 2018 with early adoption permitted. The Company is currently evaluating the impact of this guidance on our financial statements and the timing of adoption.
In March 2016, the FASB issued ASU 2016-09, to ASC 718 "Compensation - Stock Compensation." The guidance allows for the simplification related to several aspects of the accounting for share-based payment transactions, including income tax consequences, the accounting for forfeitures, classification of

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

awards as either equity or liabilities, and classification on the statement of cash flows. The guidance can be applied either on a retrospective or prospective basis and becomes effective for annual periods beginning after December 15, 2016. The Company will adopt the guidance in the first quarter of 2017. The primary impact of adoption will be the recognition of excess tax benefits within the provision for taxes rather than within shareholder's equity, which the Company will adopt on a prospective basis. The Company expects the adoption of this guidance will reduce its income tax rate by approximately 2% in 2017. In addition, the excess tax benefits from share-based payment arrangements will be classified as operating cash flows on the statement of cash flows.
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
In December 2016, the Company adopted ASU 2015-07, to ASC 820 "Fair Value Measurements." ASU 2015-07 removes the requirement to categorize investments using the net asset value per share method within the fair value hierarchy. The Company adopted this guidance in the fourth quarter of 2016 which is disclosed in Note 12 of the financial statements. The adoption of this guidance did not have a material impact on the Company's consolidated financial position or disclosures.
In December 2016, the Company adopted ASU 2015-17, to ASC 740 "Income Taxes". The guidance simplifies the balance sheet classification of deferred taxes. The new guidance requires that all deferred tax balances be presented as non-current. The impact to the consolidated balance sheet at December 31, 2015 was a reduction of current assets by $67.5 million and a reduction of current liabilities by $36.9 million, respectively. The impact to total assets and total liabilities at December 31, 2015 was a reduction $57.4 million, respectively.
In March 2016, the Company adopted ASU 2015-03 and ASU 2015-15, to ASC 835 "Interest-Imputation of Interest." The accounting guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, but allows debt issuance costs related to line-of-credit arrangements to remain as an asset. The Company elected to continue to present unamortized debt issuance costs related to the credit facility as an other non-current asset. The Company applied the adoption of these standards retrospectively and reclassified $1.6 million and $1.8 million of unamortized debt issuance costs from other non-current assets to long-term debt as of December 31, 2016 and 2015, respectively. The adoption of this guidance did not have a material impact on the Company's consolidated financial position.

3.    ACQUISITIONS

In the third quarter of 2016, the Company acquired substantially all of the assets of Henry Troemner, LLC, (Troemner) a supplier of lab equipment, weights and weight calibration based in the United States for an aggregate purchase price of $95.8 million that has been included into the Company's laboratory instrument offering. Goodwill recorded in connection with the acquisition totaled $33.8 million, which is included in the Company's U.S. Operations segment. The Company identified intangible assets which included customer relationships of $43.9 million, tradename of $3.4 million, technology and

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

patents of $2.9 million and other intangibles of $0.5 million. The identifiable intangible assets will be amortized on a straight-line basis over periods ranging from 3 to 25 years and the annual aggregate amortization expense is estimated at $2.7 million. Net tangible assets acquired were $11.3 million and are recorded at fair value in the consolidated financial statements.
In 2016, the Company also incurred additional acquisition payments totaling $15.6 million. Goodwill recorded in connection with these acquisitions totaled $7.5 million. The Company also recorded $9.4 million of identified intangibles primarily pertaining to customer relationships in connection with these acquisitions, which will be amortized on a straight-line basis over 10 to 15 years.

4.    INVENTORIES
Inventory consisted of the following at December 31:

	2016	2015
Raw materials and parts	$100,408	$98,252
Work-in-progress	41,454	35,100
Finished goods	80,185	81,031
Total Inventory	$222,047	$214,383

5.    FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2016, the interest payments associated with 71% of the Company's debt are fixed obligations. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. As also mentioned in Note 9, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in a euro denominated foreign subsidiary. For additional disclosures on the fair value of financial instruments, see Note 6.
Cash Flow Hedges
The Company previously entered into foreign currency forward contracts, designated as cash flow hedges, to hedge certain forecasted intercompany sales denominated in euro with its Swiss-based business. In January 2015, prior to the Swiss National Bank's abandonment of its previously established exchange rate of 1.20 Swiss franc per euro, the Company increased the notional amount of the cash flow hedges to a total notional value and average forward rate of Euro 86 million and 1.21 for contracts that matured in 2015 and Euro 67 million and 1.19 for contracts that matured in 2016. As of December 31, 2016 there were no foreign currency forward contracts outstanding. The notional amount of foreign currency forward contracts outstanding was $73 million (Euro 67 million) at December 31, 2015. The amount recognized in other comprehensive income (loss) during 2016 and 2015 was a loss of $0.3 million and a gain of $19.0 million, respectively.
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2016 and 2015, and disclosed in Note 6 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 10 to the consolidated financial statements. A derivative loss of $1.1 million based upon interest rates at December 31, 2016 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2016, no hedge ineffectiveness has occurred in relation to these cash flow hedges.

Other Derivatives

The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2016 and 2015, as disclosed in Note 6 to the consolidated financial statements. The Company recognized in other charges (income), a net loss of $3.3 million and $5.3 million during the years ended December 31, 2016 and 2015, respectively. At December 31, 2016 and 2015, these contracts had a notional value of $353.0 million and $318.7 million, respectively.
The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

6.    FAIR VALUE MEASUREMENTS
At December 31, 2016 and 2015, the Company had derivative assets totaling $0.8 million and $8.2 million, respectively, and derivative liabilities totaling $5.8 million and $4.7 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges, and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2016 and 2015.
The Company had $21.5 million and $18.8 million of cash equivalents at December 31, 2016 and 2015, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $4.2 million as of December 31, 2016. The carrying value of the Company's debt exceeded the fair value by approximately $9.2 million as of December 31, 2015.
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
The following table presents, for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016 and 2015:

	December 31, 2016				December 31, 2015
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$21,513	$—	$21,513	$—	$18,755	$—	$18,755	$—
Foreign currency forward contracts designated as cash flow hedges	—	—	—	—	7,056	—	7,056	—
Foreign currency forward contracts not designated as hedging instruments	791	—	791	—	1,166	—	1,166	—
Total	$22,304	$—	$22,304	$—	$26,977	$—	$26,977	$—

Liabilities:
Interest rate swap agreements	$3,630	$—	$3,630	$—	$4,092	$—	$4,092	$—
Foreign currency forward contracts not designated as hedging instruments	2,123	—	2,123	—	625	—	625	—
Total	$5,753	$—	$5,753	$—	$4,717	$—	$4,717	$—

7.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2016	2015
Land	$55,885	$47,358
Building and leasehold improvements	247,883	211,490
Machinery and equipment	347,344	341,820
Computer software	372,065	353,556
Property, plant, and equipment, gross	1,023,177	954,224
Less accumulated depreciation and amortization	(459,470)	(436,995)
Property, plant, and equipment, net	$563,707	$517,229

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2016	2015
Balance at beginning of year	$446,284	$444,085
Goodwill acquired	41,308	9,773
Foreign currency translation	(11,214)	(7,574)
Balance at year end	$476,378	$446,284
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2016, there had been no impairment of these assets.
The components of other intangible assets as of December 31 are as follows:

	2016			2015
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$147,466	$(34,672)	$112,794	$98,175	$(30,836)	$67,339
Proven technology and patents	58,394	(35,128)	23,266	52,938	(32,444)	20,494
Tradenames (finite life)	4,182	(2,514)	1,668	4,200	(2,158)	2,042
Tradenames (indefinite life)	28,272	—	28,272	24,814	—	24,814
Other	2,871	(1,816)	1,055	2,111	(1,548)	563
	$241,185	$(74,130)	$167,055	$182,238	$(66,986)	$115,252
The Company recognized amortization expense associated with the above intangible assets of $8.3 million, $6.3 million, and $6.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $9.8 million for 2017, $9.5 million for 2018, $9.1 million for 2019, $8.8 million for 2020, and $8.2 million for 2021. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $7.4 million, $5.0 million after tax, $5.7 million, $3.9 million after tax, and $5.6 million, $3.9 million after tax, for the years ended December 31, 2016, 2015, and 2014, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $27.5 million, $24.4 million, and $22.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

9.    DEBT
Debt consisted of the following at December 31:

	2016	2015
$50 million Senior Notes, interest at 3.67%, due December 17, 2022	$50,000	$50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	125,000
Euro 125 million Senior Notes, interest 1.47%, due June 17, 2030	131,507	136,575
Debt issuance costs, net	(1,642)	(1,846)
Total Senior Notes	479,865	484,729
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	395,191	90,409
Other local arrangements	18,974	14,488
Total debt	894,030	589,626
Less: current portion	(18,974)	(14,488)
Long-term debt	$875,056	$575,138
3.67% Senior Notes
In 2012, the Company issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
The 3.67% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The 3.67% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2016.
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
The 4.10% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2016.
Issuance costs approximating $0.4 million are being amortized to interest expense over the ten-year term of the 4.10% Senior Notes.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

3.84% Senior Notes and 4.24% Senior Notes
In the second quarter of 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and issued $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. Interest on the 3.84% Senior Notes is payable semi-annually in March and September each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December of each year, beginning in December 2015. The 4.24% Senior Notes were used to repay $100 million of 6.3% Senior Notes which were due June 25, 2015.
The 3.84% Senior Notes and 4.24% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.84% Senior Notes and 4.24% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2016.
Issuance costs approximating $0.9 million are being amortized to interest expense over the ten-year term of the Senior Notes.
1.47% Euro Senior Notes
In 2015, the Company issued in a private placement Euro 125 million with a fixed interest rate of 1.47% ("1.47% Euro Senior Notes") fifteen-year Senior Notes. The Euro Senior Notes are senior unsecured obligations of the Company. The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded an unrealized gain in other comprehensive income (loss) related to this net investment hedge of $5.1 million and $3.6 million for the period ended December 31, 2016 and 2015, respectively.
Interest on the 1.47% Senior Notes is payable in June and December each year, beginning in December 2015. The 1.47% Senior Notes contain customary affirmative and negative covenants, change in control and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 1.47% Senior Notes also contain customary events of default with customer grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2016.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was set at LIBOR plus 87.5 basis points as of December 31, 2016. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are substantially similar to those contained in the previously issued debt of the Company as described above, with which the Company was in compliance as of December 31, 2016. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.1 million of debt extinguishment costs during 2015 related to the Prior Credit Agreement. The Company capitalized $1.1 million in financing fees during 2015 associated with the Credit Agreement which will be amortized to interest expense through 2020. As of December 31, 2016, approximately $399.6 million was available under the facility.
The Company’s weighted average interest rate was 3.7% and 4.7% for the years ended December 31, 2016 and 2015, respectively.

10.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2016, 3,706,789 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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
Share Repurchase Program
The Company has a share repurchase program of which there was $983.4 million common shares remaining to be repurchased under the program as of December 31, 2016. The share repurchases are expected to be funded from cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 26.0 million common shares since the inception of the program in 2004 through December 31, 2016, at a total cost of $3.5 billion. During the years ended December 31, 2016 and 2015, the Company spent $500 million and $495 million on the repurchase of 1,348,507 shares and 1,556,797 shares at an average price per share of $370.75 and $317.92, respectively. The Company

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

reissued 278,623 shares and 403,908 shares held in treasury for the exercise of stock options and restricted stock units during 2016 and 2015, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2016 and 2015:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2014	$(4,960)	$(1,944)	$(206,045)	$(212,949)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	(21,570)	(21,570)
Net unrealized gains (loss) on cash flow hedging arrangements	—	13,221	—	13,221
Foreign currency translation adjustment	(52,434)	—	5,835	(46,599)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(8,261)	9,509	1,248
Net change in other comprehensive income (loss), net of tax	(52,434)	4,960	(6,226)	(53,700)
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs and plan amendments	—	—	(47,788)	(47,788)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(513)	—	(513)
Foreign currency translation adjustment	(57,928)	—	5,885	(52,043)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(4,735)	16,730	11,995
Net change in other comprehensive income (loss), net of tax	(57,928)	(5,248)	(25,173)	(88,349)
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the twelve months period ended December 31, 2016 and 2015:

	2016	2015	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$1,034	$2,764	Interest expense
Foreign currency forward contracts	(6,756)	(12,529)	Cost of sales - products
Total before taxes	(5,722)	(9,765)
Provision for taxes	(987)	(1,504)	Provision for taxes
Total, net of taxes	$(4,735)	$(8,261)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$23,925	$13,018	(a)
Provision for taxes	7,195	3,509	Provision for taxes
Total, net of taxes	$16,730	$9,509

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the year ended December 31, 2016.

11.    EQUITY INCENTIVE PLAN
The Company’s equity incentive plan provides employees and directors of the Company additional incentives to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2013 equity incentive plan was approved by shareholders on May 2, 2013 and provides that 2 million shares of common stock, plus any shares that remained available for grant under the Company's prior equity incentive plan as well as options outstanding that terminate without being exercised, may be the subject of awards. The plan provides for the grant of options, restricted stock units and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options primarily vest equally over a five-year period from the date of grant and have a maximum term of up to ten years and six months. Restricted units primarily vest equally over a five-year period from the date of grant. Performance share units generally vest after a three-year period from the date of the grant based upon satisfaction of the performance condition. The compensation committee of the Board of Directors has generally granted restricted share units to participating managers and non-qualified stock options and performance share units to executive officers.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2015 through December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	1,374,705	$162.29	$243.1
Granted	92,992	397.95
Exercised	(250,520)	101.67
Forfeited	(1,696)	294.14
Outstanding at December 31, 2016	1,215,481	$192.63	$274.6
Options exercisable at December 31, 2016	888,061	$152.23	$236.5
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2016 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

209,721	$87.36	2.6	209,721
220,815	$127.63	3.1	220,815
332,507	$159.62	5.3	300,382
131,135	$244.99	6.8	81,249
321,303	$318.83	8.8	75,894
1,215,481		5.5	888,061
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2016, 2015, and 2014 was $118.31, $92.81, and $77.64, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.26%	1.65%	1.66%
Expected life in years	5.7	5.7	5.6
Expected volatility	29%	28%	28%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015, and 2014 was approximately $69.5 million, $90.7 million, and $66.9 million, respectively.
The total fair value of options vested during the years ended December 31, 2016, 2015, and 2014 was approximately $7.4 million, $8.6 million, and $6.4 million, respectively.
During the fourth quarter of 2016, the Company granted 12,678 performance-based options, with a grant-date fair value of $1.5 million. Compensation expense will be recognized over the five year vesting provisions based upon the probability of the performance condition being met.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2015 through December 31, 2016:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2015	82,074	$27.8	—	$—
Granted	20,916		4,532
Vested	(28,103)		—
Forfeited	(4,340)		—
Outstanding at December 31, 2016	70,547	$29.5	4,532	$1.9
The weighted average grant-date fair value of the restricted stock units granted during years ended 2016 and 2015 was $397.95 and $312.57 per unit, respectively, and the restricted units vest ratably primarily over a five-year period. The total fair value of the restricted stock units on the date of grant of $8.3 million for 2016 and $8.1 million for 2015 will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2016, 2015, and 2014 was approximately $6.3 million, $6.0 million, and $5.8 million, respectively. Approximately $6.4 million and $5.8 million of compensation expense was recognized during the years ended December 31, 2016 and 2015, respectively.
During the fourth quarter of 2016, the Company granted performance share units with a market condition. Grantees of performance shares units will be eligible to receive shares of the Company's common stock depending upon our total shareholder return relative to the performance of companies in the S&P 500 Healthcare and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero percent to 200 percent of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. These awards were valued using a Monte Carlo Simulation based on the following assumptions:

2016
Risk-free interest rate	0.98%
Expected life in years	3.0
Expected volatility	29%
Expected dividend yield	—
As of the date granted, the fair value of the performance share units granted during 2016 was $470.17. The total fair value of the performance share units on the date of the grant was $2.1 million for 2016 and will be recorded as compensation expense on a straight-line basis over the 3-year period.
At December 31, 2016, a total of 2,305,033 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.
As of December 31, 2016, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units and performance share units was $49.8 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.4 years.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

12.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $15.4 million, $16.0 million, and $15.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees’ compensation for certain periods during the last years of employment. Prior to 2002, the Company’s U.S. operations also provided post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.
The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2016 and 2015:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$154,415	$164,367	$818,269	$863,639	$3,272	$3,754	$975,956	$1,031,760
Service cost, gross	432	837	29,936	31,514	—	—	30,368	32,351
Interest cost	4,428	6,431	10,664	14,071	76	139	15,168	20,641
Actuarial losses (gains)	845	(10,145)	42,786	(4,959)	318	113	43,949	(14,991)
Plan amendments and other	—	—	—	(12,391)	150	163	150	(12,228)
Benefits paid	(21,965)	(7,075)	(33,977)	(49,010)	(831)	(897)	(56,773)	(56,982)
Impact of foreign currency	—	—	(29,401)	(24,595)	—	—	(29,401)	(24,595)
Benefit obligation at end of year	$138,155	$154,415	$838,277	$818,269	$2,985	$3,272	$979,417	$975,956
Change in plan assets:
Fair value of plan assets at beginning of year	$119,118	$132,030	$725,597	$751,193	$—	$—	$844,715	$883,223
Actual return on plan assets	6,876	(5,907)	15,927	(2,925)	—	—	22,803	(8,832)
Employer contributions	74	70	22,291	22,812	681	734	23,046	23,616
Plan participants’ contributions	—	—	13,277	12,850	150	163	13,427	13,013
Benefits paid	(21,965)	(7,075)	(33,977)	(49,010)	(831)	(897)	(56,773)	(56,982)
Impact of foreign currency and other	—	—	(26,946)	(9,323)	—	—	(26,946)	(9,323)
Fair value of plan assets at end of year	$104,103	$119,118	$716,169	$725,597	$—	$—	$820,272	$844,715
Funded status	$(34,052)	$(35,297)	$(122,108)	$(92,672)	$(2,985)	$(3,272)	$(159,145)	$(131,241)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Other non-current assets	$—	$—	$10,530	$32,786	$—	$—	$10,530	$32,786
Accrued and other liabilities	(92)	(92)	(4,293)	(4,508)	(467)	(483)	(4,852)	(5,083)
Pension and other post-retirement liabilities	(33,960)	(35,205)	(128,345)	(120,950)	(2,518)	(2,789)	(164,823)	(158,944)
Accumulated other comprehensive loss (income)	69,528	83,347	255,855	216,224	(5,057)	(9,943)	320,326	289,628
Total	$35,476	$48,050	$133,747	$123,552	$(8,042)	$(13,215)	$161,181	$158,387
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2016 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Plan amendments and prior service cost	$—	$(21,516)	$(1,151)	$(22,667)	$(17,480)
Actuarial losses (gains)	69,528	277,371	(3,906)	342,993	254,924
Total	$69,528	$255,855	$(5,057)	$320,326	$237,444
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2016:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$1,750	$60,026	$319	$62,095	$47,788
Amortization of:
Actuarial (losses) gains	(15,569)	(17,999)	1,875	(31,693)	(22,414)
Plan amendments and prior service cost	—	5,076	2,692	7,768	5,684
Impact of foreign currency	—	(7,472)	—	(7,472)	(5,885)
Total	$(13,819)	$39,631	$4,886	$30,698	$25,173
The accumulated benefit obligations at December 31, 2016 and 2015 were $138.2 million and $154.4 million, respectively, for the U.S. defined benefit pension plan and $818.9 million and $803.3 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2016 were $214.1 million, $203.5 million, and $81.4 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2016	2015	2014	2016	2015	2014
Discount rate	3.97%	4.27%	4.00%	0.98%	1.31%	1.65%
Compensation increase rate	n/a	n/a	n/a	0.85%	1.03%	1.61%
Expected long-term rate of return on plan assets	6.75%	7.25%	7.50%	4.09%	4.58%	4.82%
The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2016	2015	2014	2016	2015	2014
Discount rate	4.27%	4.00%	4.75%	1.31%	1.65%	2.73%
Compensation increase rate	n/a	n/a	n/a	1.03%	1.61%	1.61%
Expected long-term rate of return on plan assets	7.25%	7.50%	7.50%	4.58%	4.82%	4.87%
Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan includes the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost, net	$432	$837	$893	$16,804	$18,664	$15,189	$—	$—	$170	$17,236	$19,501	$16,252
Interest cost on projected benefit obligations	4,428	6,431	6,396	10,664	14,071	21,445	76	139	240	15,168	20,641	28,081
Expected return on plan assets	(7,781)	(9,575)	(8,549)	(33,168)	(36,832)	(37,361)	—	—	—	(40,949)	(46,407)	(45,910)
Recognition of actuarial losses/(gains) and prior service costs	7,606	7,626	4,800	12,923	10,639	292	(4,567)	(5,247)	(2,215)	15,962	13,018	2,877
Settlement charge	7,963	—	—	—	—	—	—	—	—	7,963	—	—
Net periodic pension cost / (benefit)	$12,648	$5,319	$3,540	$7,223	$6,542	$(435)	$(4,491)	$(5,108)	$(1,805)	$15,380	$6,753	$1,300
The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2017 are as follows:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total
Plan amendments and prior service costs	$—	$(4,984)	$(779)	$(5,763)
Actuarial losses (gains)	6,555	22,236	(1,895)	26,896
Total	$6,555	$17,252	$(2,674)	$21,133
The projected post-retirement benefit obligation was principally determined using discount rates of 3.41% in 2016, 3.54% in 2015, and 4.00% in 2014. Net periodic post-retirement benefit cost was principally determined using discount rates of 3.54% in 2016, and 4.00% in 2015, and 4.75% in 2014. The health care cost trend rate was 7.5% in 2016, was 8.0% in 2015, and ranged from 7.75% to 8.50% in 2014, decreasing to 5.00% in 2022. A one-percentage-point change in health care cost trend rates would have an immaterial impact on total service and interest cost components and the post-retirement benefit obligation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 35-55% in equity securities, 18-28% in fixed income securities, and 20-40% in other types of investments. International plan assets relate primarily to the Company’s Swiss plan with target allocations of 24-45% in equities, 35-55% in fixed income securities, and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.
The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP are generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.
The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2016				December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$131,468	$—	$—	$131,468	$86,135	$—	$—	$86,135
Equity Securities:
Mettler-Toledo Stock	2,846	—	—	2,846	3,229	—	—	3,229
Equity Mutual Funds:
U.S.(1)	5,860	24,257	—	30,117	6,320	27,614	—	33,934
International(2)	54,760	52,404	—	107,164	41,982	50,748	—	92,730
Emerging Markets(3)	78,999	793	—	79,792	95,065	774	—	95,839
Fixed Income Securities:
Corporate/Government	69,578	—	—	69,578	91,533	—	—	91,533
Bonds(4)
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	19,955	1,300	21,255	—	20,351	1,367	21,718
Core Bond(6)	121,884	52,955	—	174,839	138,073	37,099	—	175,172
Real Asset Mutual Funds:
Real Estate(7)	69,284	—	—	69,284	65,597	—	—	65,597
Commodities(8)	22,964	—	5,594	28,558	21,092	3,880	33,505	58,477
Other Types of Investments:
Global Allocation Funds(9)	11,981	11,285	—	23,266	12,661	13,605	—	26,266
Total assets in fair value hierarchy	$569,624	$161,649	$6,894	$738,167	$561,687	$154,071	$34,872	$750,630
Investments measured at net asset value:
Emerging Markets (3)				4,407				5,343
Multi-Strategy Fund of Hedge Funds (10)				77,698				88,742
Total pension assets at fair value				$820,272				$844,715
_______________________________________

(1)	Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

(2)	Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom, and Canada.

(3)	Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America, and Asia.

(4)	Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.

(5)	Represents fixed and variable rate annuity contracts provided by insurance companies.

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

(10)
Represents investments in underlying globally diversified hedge funds. Investments that are measured using the net asset value (NAV) per share practical expedient have not been categorized in the fair value hierarchy. The amounts presented above are intended to permit reconciliation of the fair value hierarchy to the fair value of total plan assets in order to determine the amounts included in the Consolidated Balance Sheet.

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
The following table presents a rollforward of activity for the years ended December 31, 2016 and 2015 for Level 3 asset categories:

	Commodities	Insurance Contract	Total
Balance at December 31, 2014	$28,196	$1,388	$29,584
Actual return on plan assets:
Related to assets held at end of year	2,408	22	2,430
Purchases	2,911	99	3,010
Impact of foreign currency	(10)	(142)	(152)
Balance at December 31, 2015	$33,505	$1,367	$34,872
Actual return on plan assets:
Related to assets held at end of year	—	25	25
Related to assets sold during the year	(2,857)	—	(2,857)
Sales	(21,278)	(38)	(21,316)
Impact of foreign currency	(3,776)	(54)	(3,830)
Balance at December 31, 2016	$5,594	$1,300	$6,894
There were no transfers between any asset levels during the years ended December 31, 2016 and 2015.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy	Total
2017	$7,693	$40,407	$467	$48,567
2018	7,927	40,263	414	48,604
2019	8,120	39,952	381	48,453
2020	8,350	40,919	265	49,534
2021	8,472	39,001	239	47,712
2022-2027	43,902	192,274	860	237,036
In 2017, the Company expects to make employer pension contributions of approximately $18.9 million to its non-U.S. pension plan and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan.
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

13.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2016	2015	2014
United States	$37,363	$20,992	$33,157
Non-United States	466,830	442,432	411,847
Earnings before taxes	$504,193	$463,424	$445,004

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The provisions for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2016:
United States federal	$20,116	$(4,817)	$15,299
State and local	2,947	1,149	4,096
Non-United States	94,882	5,546	100,428
Total	$117,945	$1,878	$119,823
Year ended December 31, 2015:
United States federal	$11,071	$3,029	$14,100
State and local	2,164	617	2,781
Non-United States	90,232	3,491	93,723
Total	$103,467	$7,137	$110,604
Year ended December 31, 2014:
United States federal	$—	$5,676	$5,676
State and local	1,372	527	1,899
Non-United States	90,029	9,159	99,188
Total	$91,401	$15,362	$106,763
The provisions for tax expense for the years ended December 31, 2016, 2015, and 2014 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2016	2015	2014
Expected tax	$176,467	$162,198	$155,751
United States state and local income taxes, net of federal income tax benefit	3,064	2,551	1,899
Change in valuation allowance	—	(1,098)	(172)
Non-United States income taxes at other than a 35% rate	(65,917)	(54,798)	(51,360)
Other, net	6,209	1,751	645
Total provision for taxes	$119,823	$110,604	$106,763

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2016	2015
Deferred tax assets:
Inventory	$17,612	$14,491
Accrued and other liabilities	93,379	89,605
Accrued post-retirement benefit and pension costs	72,004	59,175
Net operating loss and tax credit carryforwards	15,844	32,818
Other	10,326	9,778
Total deferred tax assets	209,165	205,867
Less valuation allowance	(10,730)	(25,435)
Total deferred tax assets less valuation allowance	198,435	180,432
Deferred tax liabilities:
Inventory	3,741	3,946
Property, plant, and equipment	56,718	57,373
Rainin intangibles amortization	77,295	71,388
Prepaid post-retirement benefit and pension costs	36,741	30,884
International earnings	19,575	14,998
Unrealized currency gains	34,720	19,768
Total deferred tax liabilities	228,790	198,357
Net deferred tax (liability) asset	$(30,355)	$(17,925)
A reconciliation of the beginning and end amounts of unrecognized tax benefits is as follows:

	2016	2015
Unrecognized tax benefits at beginning of year	$15,259	$16,864
Increases related to current tax positions	7,824	2,676
Increases (decreases) related to prior year tax positions	(885)	186
Decreases relating to taxing authority settlements	(794)	(1,102)
Decreases resulting from a lapse of the applicable statute of limitations	(896)	(2,764)
Other, net	(268)	(601)
Unrecognized tax benefits at end of year	$20,240	$15,259
Included in the balance of unrecognized tax benefits at December 31, 2016 and 2015 were $16.6 million and $12.0 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2016 and 2015 was $2.2 million and $1.9 million, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company has recorded valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions. The $14.7 million decrease in the total valuation allowance during 2016 is primarily attributable to changes in the foreign tax credit carryforward and foreign currency fluctuation.
The deferred tax assets and valuation allowance as of December 31, 2016 do not include certain deferred tax assets that arose directly from (or the use of which was postponed by) tax deductions related to equity compensation in excess of compensation expense recorded. With the adoption of ASU 2016-09 in the first quarter of 2017, deferred tax assets will be recorded for previously unrecognized excess tax benefits outstanding at December 31, 2016 which we expect to be offset by a valuation allowance.
At December 31, 2016, the Company has various U.S. state net operating losses and various foreign net operating losses that have various expiration periods.
The Company plans to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes. All other undistributed earnings are considered to be permanently reinvested on which no U.S. deferred income taxes or foreign withholding taxes have been provided. It is not practicable to estimate the amount of deferred tax liability related to these undistributed earnings due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax. As of December 31, 2016, we had an immaterial amount of cash and cash equivalents in foreign subsidiaries where undistributed earnings are considered permanently reinvested. Accordingly, we believe the impact associated with not repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
As of December 31, 2016, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2013, the United States after 2013, France after 2012, Switzerland after 2012, the United Kingdom after 2014, and China after 2013. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

14.    RESTRUCTURING CHARGES
During the past few years, we initiated additional cost reduction measures in response to global economic conditions. For the years ended December 31, 2016 and 2015, we have incurred $6.2 million and $11.1 million, respectively, of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the years ended December 31, 2016 and 2015 is as follows:

Total
Balance at December 31, 2014	$8,436
Restructuring charges	11,148
Cash payments / utilization	(6,568)
Impact of foreign currency	(805)
Balance at December 31, 2015	12,211
Restructuring charges	6,235
Cash payments / utilization	(8,376)
Impact of foreign currency	(539)
Balance at December 31, 2016	$9,531

15.    OTHER CHARGES (INCOME), NET
Other charges (income), net for 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan and acquisition transaction costs of $1.1 million. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activity, interest income, and other items.

16.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2016:

2017	$30,177
2018	25,814
2019	17,605
2020	13,040
2021	10,635
Thereafter	14,117
Total	$111,388
Rent expense for operating leases amounted to $34.9 million, $33.2 million, and $34.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

17.    SEGMENT REPORTING
The Company has five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. U.S. Operations represent certain of the Company’s marketing and producing organizations located in the United States. Western European Operations include the Company’s marketing and producing organizations in Western Europe, excluding operations located in Switzerland. Swiss Operations include marketing and producing organizations located in Switzerland as well as extensive R&D operations that are responsible for the development, production, and marketing of precision instruments, including weighing, analytical, and measurement technologies for use in a variety of laboratory and industrial applications. Chinese Operations represent the Company’s marketing and producing organizations located in China. The Company’s market organizations are geographically focused and are responsible for all aspects of the Company’s sales and service. Operations that exist outside these reportable segments are included in Other.
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
The following tables show the operations of the Company’s reportable segments:

For the Year Ended December 31, 2016	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$867,962	$90,580	$958,542	$161,539	$6,094	$1,747,338	$(52,255)	$357,785
Swiss Operations	130,674	524,983	655,657	163,663	6,199	1,212,637	(7,260)	21,239
Western European Operations	640,558	176,501	817,059	123,507	4,048	1,120,751	(6,857)	82,500
Chinese Operations	386,541	219,766	606,307	187,924	6,879	702,571	(16,288)	636
Other(a)	482,522	7,709	490,231	64,060	3,461	277,476	(4,540)	14,218
Eliminations and Corporate(b)	—	(1,019,539)	(1,019,539)	(117,696)	6,062	(2,893,996)	(36,757)	—
Total	$2,508,257	$—	$2,508,257	$582,997	$32,743	$2,166,777	$(123,957)	$476,378

For the Year Ended December 31, 2015	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales (c)	Segment Profit (c)	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$826,354	$87,488	$913,842	$147,491	$6,153	$1,487,422	$(7,113)	$317,856
Swiss Operations	133,684	498,642	632,326	160,763	6,488	1,134,648	(6,650)	21,841
Western European Operations	620,128	165,532	785,660	107,424	4,076	1,010,639	(5,940)	92,389
Chinese Operations	376,291	214,887	591,178	165,532	7,086	506,390	(14,770)	692
Other(a)	438,990	8,087	447,077	50,821	2,883	260,276	(4,306)	13,506
Eliminations and Corporate(b)	—	(974,636)	(974,636)	(99,924)	6,401	(2,440,040)	(43,727)	—
Total	$2,395,447	$—	$2,395,447	$532,107	$33,087	$1,959,335	$(82,506)	$446,284

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

For the Year Ended December 31, 2014	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales (c)	Segment Profit (c)	Depreciation	Total Assets	Purchase of Property, Plant and Equipment	Goodwill

U.S. Operations	$757,243	$90,463	$847,706	$123,278	$6,068	$1,368,835	$(6,627)	$308,861
Swiss Operations	137,756	549,785	687,541	149,987	6,621	1,016,416	(6,567)	21,873
Western European Operations	708,755	194,297	903,052	119,603	4,422	1,052,435	(5,581)	99,341
Chinese Operations	415,474	164,083	579,557	163,832	6,746	813,052	(19,793)	740
Other(a)	466,755	7,527	474,282	52,869	2,820	252,776	(3,315)	13,270
Eliminations and Corporate(b)	—	(1,006,155)	(1,006,155)	(102,698)	6,940	(2,529,982)	(47,505)	—
Total	$2,485,983	$—	$2,485,983	$506,871	$33,617	$1,973,532	$(89,388)	$444,085

(a)	Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	2015 and 2014 net sales and segment profit have been reclassified to conform to the current period.
A reconciliation of earnings before taxes to segment profit follows:

	2016	2015	2014
Earnings before taxes	$504,193	$463,424	$445,004
Amortization	36,052	30,951	29,185
Interest expense	28,026	27,451	24,537
Restructuring charges	6,235	11,148	5,915
Other charges (income), net	8,491	(867)	2,230
Segment profit	$582,997	$532,107	$506,871
During 2016, restructuring charges of $6.2 million were recognized, of which $2.0 million, $1.5 million, $2.4 million, $0.2 million, and $0.2 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $11.1 million were recognized in 2015, of which $0.6 million, $2.4 million, $2.6 million, $4.7 million, and $0.8 million relate to the Company's U.S., Swiss, Western European, Chinese, and Other Operations, respectively.
The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these end-customers account for more than 1% of net sales. Service revenues are primarily derived from repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance.
A breakdown of the Company's sales by product category for the years ended December 31 follows:

	2016	2015	2014
Laboratory	$1,225,000	$1,154,905	$1,161,207
Industrial	1,067,858	1,034,310	1,107,606
Retail	215,399	206,232	217,170
Total net sales	$2,508,257	$2,395,447	$2,485,983

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment, net for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2016	2015	2014	2016	2015
United States	$815,153	$768,815	$708,293	$168,494	$132,255
Other Americas	153,607	157,962	166,150	3,833	4,120
Total Americas	968,760	926,777	874,443	172,327	136,375
Germany	182,644	176,491	204,747	28,393	29,100
France	118,681	110,477	127,363	5,009	5,174
United Kingdom	61,513	71,679	77,271	12,631	15,854
Switzerland	62,115	64,622	71,347	246,312	233,763
Other Europe	374,008	349,178	398,645	6,511	6,158
Total Europe	798,961	772,447	879,373	298,856	290,049
China	374,996	362,950	404,293	83,713	82,528
Rest of World	365,540	333,273	327,874	8,811	8,277
Total Asia/Rest of World	740,536	696,223	732,167	92,524	90,805
Total	$2,508,257	$2,395,447	$2,485,983	$563,707	$517,229

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2016 and 2015 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net sales	$539,674	$608,286	$650,598	$709,699
Gross profit	299,907	347,576	369,494	418,610
Net earnings	$65,674	$79,588	$101,332	$137,776
Basic earnings per common share:
Net earnings	$2.44	$2.99	$3.84	$5.27
Weighted average number of common shares	26,931,293	26,631,015	26,375,468	26,139,024
Diluted earnings per common share:
Net earnings	$2.40	$2.93	$3.77	$5.17
Weighted average number of common and common equivalent shares	27,421,019	27,143,284	26,888,810	26,631,269
Market price per share:
High	$347.09	$385.50	$419.83	$429.91
Low	$298.14	$347.76	$363.19	$397.73

2015
Net sales	$535,701	$582,057	$604,154	$673,535
Gross profit	298,805	322,912	339,529	390,747
Net earnings	$63,051	$77,557	$88,861	$123,351
Basic earnings per common share:
Net earnings	$2.24	$2.79	$3.23	$4.53
Weighted average number of common shares	28,115,220	27,843,905	27,547,734	27,228,026
Diluted earnings per common share:
Net earnings	$2.19	$2.73	$3.16	$4.44
Weighted average number of common and common equivalent shares	28,762,935	28,460,336	28,113,287	27,755,045
Market price per share:
High	$331.84	$343.44	$346.92	$345.75
Low	$289.09	$317.01	$277.62	$283.27

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Accounts receivable — allowance for doubtful accounts:
Year ended December 31, 2016	$14,435	$1,087	$(760)	$528	$14,234
Year ended December 31, 2015	$15,961	$883	$(2,302)	$107	$14,435
Year ended December 31, 2014	$14,856	$2,453	$(784)	$564	$15,961
Deferred tax valuation allowance:
Year ended December 31, 2016	$25,435	$—	$—	$14,705	$10,730
Year ended December 31, 2015	$36,263	$—	$—	$10,828	$25,435
Year ended December 31, 2014	$31,697	$—	$5,191	$625	$36,263
_______________________________________
Note (A)
For accounts receivable, amounts comprise currency translation adjustments.
For deferred tax valuation allowance in 2016, 2015, and 2014, amounts relate primarily to changes in foreign tax credit carryforwards and foreign currency differences recorded through other comprehensive income.
Note (B)
For accounts receivable, amounts represent excess of uncollectible balances written off over recoveries of accounts previously written off.
For deferred tax valuation allowance, the decrease in 2016, 2015, and 2014 relates primarily to decreases in foreign tax credit carryforwards.

S- 1