Form 10-Q
period 2017-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2017-05-05
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No ___

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer.  X  Accelerated filer __ Non-accelerated filer __ (Do not check if a smaller reporting company)Smaller reporting company __ Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

The Registrant had 25,821,995 shares of Common Stock outstanding at March 31, 2017.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2017 and 2016
(In thousands, except share data)
(unaudited)

	March 31, 2017	March 31, 2016
Net sales
Products	$457,260	$413,292
Service	137,307	126,382
Total net sales	594,567	539,674
Cost of sales
Products	175,802	165,857
Service	75,865	73,910
Gross profit	342,900	299,907
Research and development	31,392	28,973
Selling, general and administrative	184,172	168,921
Amortization	10,045	8,424
Interest expense	7,741	6,580
Restructuring charges	1,432	880
Other charges (income), net	(5,730)	(284)
Earnings before taxes	113,848	86,413
Provision for taxes	21,382	20,739
Net earnings	$92,466	$65,674

Basic earnings per common share:
Net earnings	$3.57	$2.44
Weighted average number of common shares	25,932,112	26,931,293

Diluted earnings per common share:
Net earnings	$3.48	$2.40
Weighted average number of common and common equivalent shares	26,586,061	27,421,019

Total comprehensive income, net of tax (Note 8)	$116,344	$72,506

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016
(In thousands, except share data)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$164,893	$158,674
Trade accounts receivable, less allowances of $14,800 at March 31, 2017
and $14,234 at December 31, 2016	439,413	454,988
Inventories	242,375	222,047
Other current assets and prepaid expenses	66,184	61,075
Total current assets	912,865	896,784
Property, plant and equipment, net	572,058	563,707
Goodwill	478,652	476,378
Other intangible assets, net	165,476	167,055
Deferred tax assets, net	38,027	33,951
Other non-current assets	36,686	28,902
Total assets	$2,203,764	$2,166,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$137,827	$146,593
Accrued and other liabilities	128,671	133,167
Accrued compensation and related items	95,948	140,461
Deferred revenue and customer prepayments	132,930	100,330
Taxes payable	46,310	47,990
Short-term borrowings and current maturities of long-term debt	19,476	18,974
Total current liabilities	561,162	587,515
Long-term debt	944,211	875,056
Deferred tax liabilities, net	56,852	64,306
Other non-current liabilities	201,687	204,957
Total liabilities	1,763,912	1,731,834
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;	448	448
issued 44,786,011 and 44,786,011 shares; outstanding 25,821,995 and 26,020,234 shares at March 31, 2017 and December 31, 2016, respectively
Additional paid-in capital	734,378	730,556
Treasury stock at cost (18,964,016 shares at March 31, 2017 and 18,765,777 shares at	(3,121,111)	(3,006,771)
December 31, 2016)
Retained earnings	3,157,257	3,065,708
Accumulated other comprehensive loss	(331,120)	(354,998)
Total shareholders’ equity	439,852	434,943
Total liabilities and shareholders’ equity	$2,203,764	$2,166,777

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2017 and twelve months ended December 31, 2016
(In thousands, except share data)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457
Exercise of stock options and restricted
stock units	278,623	—	—	36,450	(10,979)	—	25,471
Repurchases of common stock	(1,348,507)	—	—	(499,992)	—	—	(499,992)
Tax benefit resulting from exercise of certain
employee stock options	—	—	17,680	—	—	—	17,680
Share-based compensation	—	—	15,306	—	—	—	15,306
Net earnings	—	—	—	—	384,370	—	384,370
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	(88,349)	(88,349)
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943
Exercise of stock options and restricted
stock units	76,849	—	—	10,657	(2,456)	—	8,201
Repurchases of common stock	(275,088)	—	—	(124,997)	—	—	(124,997)
Share-based compensation	—	—	3,822	—	—	—	3,822
Effect of accounting change (Note 2)	—	—	—	—	1,539	—	1,539
Net earnings	—	—	—	—	92,466	—	92,466
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	23,878	23,878
Balance at March 31, 2017	25,821,995	$448	$734,378	$(3,121,111)	$3,157,257	$(331,120)	$439,852

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2017 and 2016
(In thousands)
(unaudited)

	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net earnings	$92,466	$65,674
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	7,966	8,122
Amortization	10,045	8,424
Deferred tax benefit	(1,470)	(3,304)
Share-based compensation	3,822	3,656
Gain on facility sale	(3,394)	—
Other	(10)	(77)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	23,289	28,610
Inventories	(15,795)	(10,267)
Other current assets	(2,045)	(1,453)
Trade accounts payable	(10,614)	(21,905)
Taxes payable	(9,209)	519
Accruals and other	(27,452)	(36,494)
Net cash provided by operating activities	67,599	41,505
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	10,003	135
Purchase of property, plant and equipment	(21,015)	(14,348)
Acquisitions	—	(4,329)
Net hedging settlements on intercompany loans	312	2,128
Net cash used in investing activities	(10,700)	(16,414)
Cash flows from financing activities:
Proceeds from borrowings	472,732	229,413
Repayments of borrowings	(409,881)	(124,467)
Proceeds from stock option exercises	8,201	5,909
Repurchases of common stock	(124,997)	(125,000)
Other financing activities	—	(125)
Net cash used in financing activities	(53,945)	(14,270)

Effect of exchange rate changes on cash and cash equivalents	3,265	887

Net increase in cash and cash equivalents	6,219	11,708

Cash and cash equivalents:
Beginning of period	158,674	98,887
End of period	$164,893	$110,595

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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
At March 31, 2017 – Unaudited (Continued)
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
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials and parts	$107,256	$100,408
Work-in-progress	46,369	41,454
Finished goods	88,750	80,185
	$242,375	$222,047
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
Other intangible assets consisted of the following:

	March 31, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$147,776	$(36,190)	$111,586	$147,466	$(34,672)	$112,794
Proven technology and patents	59,057	(35,981)	23,076	58,394	(35,128)	23,266
Tradename (finite life)	4,296	(2,738)	1,558	4,182	(2,514)	1,668
Tradename (indefinite life)	28,339	—	28,339	28,272	—	28,272
Other	2,884	(1,967)	917	2,871	(1,816)	1,055
	$242,352	$(76,876)	$165,476	$241,185	$(74,130)	$167,055
The Company recognized amortization expense associated with the above intangible assets of $2.5 million and $1.8 million for the three months ended March 31, 2017 and 2016, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $9.8

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

million for 2017, $9.6 million for 2018, $9.2 million for 2019, $8.8 million for 2020, $8.2 million for 2021 and $7.2 million for 2022. Purchased intangible amortization was $2.3 million, $1.5 million after tax and $1.7 million, $1.1 million after tax for the three months ended March 31, 2017 and 2016, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $7.5 million and $6.6 million for the three months ended March 31, 2017 and 2016, respectively.
Revenue Recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and accordingly, title and risk of loss transfers upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a post-shipment obligation, revenue is deferred until the obligation has been completed. The Company defers product revenue where installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have standalone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location.
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
At March 31, 2017 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.8 million and $3.7 million of share-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Recent Accounting Pronouncements
In January 2017, the Company adopted ASU 2016-09, to ASC 718 "Compensation - Stock Compensation." The primary impact of adoption was the recognition of excess tax benefits from stock option exercises within the provision for taxes rather than within shareholder's equity, and a change in the determination of diluted earnings per common share. The Company adopted the guidance on a prospective basis, and expects its estimated annual tax rate will be reduced by 2% in 2017. The adoption of this guidance also reduced the Company's income tax rate by approximately 5% for the three months ending March 31, 2017. In addition, the Company recognized additional deferred tax assets of $1.5 million as a cumulative adjustment within shareholder's equity. The Company also classified on a retrospective basis the excess tax benefits from stock option exercises as operating activities in the Statements of Cash Flows. For additional disclosure, see Note 5 to the interim consolidated financial statements.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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
In March 2017, the FASB issued ASU 2017-7, to ASC 715 "Compensation-Retirement Benefits," which will require the Company to report the non-service cost components of net periodic benefit cost in other charges (income), net. The new guidance must be applied retrospectively and becomes effective for the year beginning January 1, 2018. The Company expects the impact of this guidance will be immaterial.
In February 2016, the FASB issued ASU 2016-02 to ASC 842 "Leases." The accounting guidance primarily requires lessees to recognize most leases on their balance sheet as a right to use asset and a lease liability, with the exception of short term leases. A lessee will continue to recognize lease expense on a straight-line basis for leases classified as operating leases. The guidance becomes effective for fiscal years beginning after December 15, 2018 and must be applied on a retrospective basis with early adoption permitted. The Company is currently evaluating the impact of this guidance on the financial statements and the timing of adoption.

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
Cash Flow Hedges
The Company has an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million in borrowings under the Company’s credit facility to a fixed obligation of 2.52%. The swap began in October 2015 and matures in October 2020.
In March 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company's credit agreement to a fixed obligation of 2.25%. The swap began in February 2017 and matures in February 2022.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2017 and December 31, 2016, respectively, and disclosed in Note 4 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 8 to the consolidated financial statements. A derivative loss of $1.0 million based upon interest rates at March 31, 2017, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through March 31, 2017, no hedge ineffectiveness has occurred in relation to the cash flow hedges.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2017 and December 31, 2016 as disclosed in Note 4. The Company recognized in other charges (income), a net gain of $1.7 million and $1.0 million during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and December 31, 2016, these contracts had a notional value of $335.8 million and $353.0 million, respectively.

4.	FAIR VALUE MEASUREMENTS
At March 31, 2017 and December 31, 2016, the Company had derivative assets totaling $1.1 million and $0.8 million, respectively, and derivative liabilities totaling $3.8 million and $5.8 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2017 and December 31, 2016.
At March 31, 2017 and December 31, 2016, the Company had $28.7 million and $21.5 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $4.7 million as of March 31, 2017 and $4.2 million as of December 31, 2016.
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
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	March 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$28,669	$—	$28,669	$—	$21,513	$—	$21,513	$—
Foreign currency forward contracts not designated as hedging instruments	1,071	—	1,071	—	791	—	791	—
Total	$29,740	$—	$29,740	$—	$22,304	$—	$22,304	$—

Liabilities:
Interest rate swap agreements	$3,040	$—	$3,040	$—	$3,630	$—	$3,630	$—
Foreign currency forward contracts not designated as hedging instruments	758	—	758	—	2,123	—	2,123	—
Total	$3,798	$—	$3,798	$—	$5,753	$—	$5,753	$—

5.	INCOME TAXES
The provision for taxes is based upon using the Company's estimated annual effective tax rate of 22% and 24% for the three month periods ended March 31, 2017 and 2016. The reduction in the Company's estimated annual effective tax rate from 24% to 22%, as well as the Company's reported tax rate of 19% during the three months ending March 31, 2017, is primarily related to the Company's adoption of ASU 2016-09 pertaining to excess tax benefits associated with stock option exercises. The Company's 2017 estimated annual tax rate of 22% includes an estimated benefit of 2% related to the adoption of ASU 2016-09, the effects of which will be treated discretely each quarter.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.	DEBT
Debt consisted of the following at March 31, 2017:

	March 31, 2017
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	$50,000	$—	$50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
Euro 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	134,842	134,842
Debt issuance costs, net	(1,213)	(378)	(1,591)
Total Senior Notes	348,787	134,464	483,251
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	332,305	128,655	460,960
Other local arrangements	430	19,046	19,476
Total debt	681,522	282,165	963,687
Less: current portion	(430)	(19,046)	(19,476)
Total long-term debt	$681,092	$263,119	$944,211
As of March 31, 2017, the Company had $333.6 million of availability remaining under its Credit Agreement.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The pre-tax unrealized loss recorded in other comprehensive income (loss) related to this net investment hedge was $3.3 million and $3.6 million for the three months ended March 31, 2017 and 2016, respectively.

7.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there was $858.4 million common shares remaining to be repurchased under the program as of March 31, 2017. The share repurchases are expected to be funded from cash generated from operating activities, borrowings and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 26.3 million shares since the inception of the program in 2004 through March 31, 2017. During both the three months ended March 31, 2017 and 2016, the Company spent $125.0 million on the repurchase of 275,088 shares and 390,337 shares at an average price per share of $454.37 and $320.22, respectively. The Company reissued 76,849 shares and 59,321 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2017 and 2016, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the periods ended March 31, 2017 and 2016:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	152	—	152
Foreign currency translation adjustment	24,349	—	(4,546)	19,803
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	211	3,712	3,923
Net change in other comprehensive income (loss), net of tax	24,349	363	(834)	23,878
Balance at March 31, 2017	$(90,973)	$(1,869)	$(238,278)	$(331,120)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(2,653)	—	(2,653)
Foreign currency translation adjustment	10,914	(554)	(2,835)	7,525
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(977)	2,937	1,960
Net change in other comprehensive income (loss), net of tax	10,914	(4,184)	102	6,832
March 31, 2016	$(46,480)	$(1,168)	$(212,169)	$(259,817)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income for the three months ended March 31:

	2017	2016	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$344	$264	Interest expense
Foreign currency forward contracts	—	(1,433)	Cost of sales - products
Total before taxes	344	(1,169)
Provision for taxes	133	(192)	Provision for taxes
Total, net of taxes	$211	$(977)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$5,039	$3,960	(a)
Provision for taxes	1,327	1,023	Provision for taxes
Total, net of taxes	$3,712	$2,937

(a)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 10 for additional details for the three months ended March 31, 2017 and 2016.

Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2017	March 31, 2016
Net earnings	$92,466	$65,674
Other comprehensive income (loss), net of tax	23,878	$6,832
Comprehensive income (loss), net of tax	$116,344	$72,506

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

9.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, relating to outstanding stock options and restricted stock units:

	2017	2016
Three months ended	653,949	489,726
The determination of the common share equivalents for the three months ended March 31, 2017 includes the effect of the adoption of guidance ASU 2016-09 as described in Note 2. Outstanding options and restricted stock units to purchase or receive 93,005 and 176,917 shares of common stock for the three months ended March 31, 2017 and 2016, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost, net	$141	$117	$3,988	$4,145	$—	$—	$4,129	$4,262
Interest cost on projected benefit obligations	1,094	1,292	2,052	2,647	18	19	3,164	3,958
Expected return on plan assets	(1,684)	(2,099)	(7,322)	(8,247)	—	—	(9,006)	(10,346)
Recognition of prior service cost	—	—	(1,879)	(1,261)	(195)	(469)	(2,074)	(1,730)
Recognition of actuarial losses/(gains)	1,639	1,890	5,947	4,473	(473)	(673)	7,113	5,690
Net periodic pension cost/(credit)	$1,190	$1,200	$2,786	$1,757	$(650)	$(1,123)	$3,326	$1,834

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company expects to make employer contributions of approximately $18.9 million to its non-U.S. pension plan and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan during the year ended December 31, 2017. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

11.	RESTRUCTURING CHARGES
For the three months ending March 31, 2017, the Company incurred $1.4 million of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2017 is as follows:

Total
Balance at December 31, 2016	$9,531
Restructuring charges	1,432
Cash payments / utilization	(2,578)
Impact of foreign currency	198
Balance at March 31, 2017	$8,583

12.	OTHER CHARGES (INCOME), NET
Other charges (income), net includes a one-time gain of $3.4 million for the three months ended March 31, 2017 relating to the sale of a facility in Switzerland in connection with the Company's initiative to consolidate certain Swiss operations into a new facility. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activities, interest income and other items.

13.	SEGMENT REPORTING
As disclosed in Note 17 to the Company's consolidated financial statements for the year ending December 31, 2016, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2017	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$215,353	$22,412	$237,765	$38,822	$357,526
Swiss Operations	29,747	127,553	157,300	36,018	21,771
Western European Operations	147,323	42,942	190,265	23,226	83,777
Chinese Operations	90,781	52,932	143,713	44,659	643
Other (a)	111,363	1,597	112,960	13,118	14,935
Eliminations and Corporate (b)	—	(247,436)	(247,436)	(28,507)	—
Total	$594,567	$—	$594,567	$127,336	$478,652

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2016	Customers	Segments (c)	Sales (c)	Profit (c)	Goodwill
U.S. Operations	$187,934	$20,315	$208,249	$29,265	$319,715
Swiss Operations	26,989	116,927	143,916	35,072	22,241
Western European Operations	137,628	34,474	172,102	19,699	91,482
Chinese Operations	84,947	46,817	131,764	38,036	692
Other (a)	102,176	1,354	103,530	11,094	14,053
Eliminations and Corporate (b)	—	(219,887)	(219,887)	(31,153)	—
Total	$539,674	$—	$539,674	$102,013	$448,183

(a)	Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	2016 net sales and segment profit have been reclassified to conform to the current period.
A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Earnings before taxes	$113,848	$86,413
Amortization	10,045	8,424
Interest expense	7,741	6,580
Restructuring charges	1,432	880
Other charges (income), net	(5,730)	(284)
Segment profit	$127,336	$102,013

During the three months ended March 31, 2017, restructuring charges of $1.4 million were recognized, of which $0.8 million, $0.4 million, $0.1 million, and $0.1 million related to the Company’s U.S., Swiss, Chinese and Other operations, respectively. Restructuring charges of $0.9 million were recognized during the three months ended March 31, 2016, of which $0.3 million, $0.4 million, $0.1 million and $0.1 million related to the Company's U.S., Swiss, Chinese and Other operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2017 and 2016 (amounts in thousands).

	Three months ended March 31,
	2017		2016
	(unaudited)%		(unaudited)%
Net sales	$594,567	100.0	$539,674	100.0
Cost of sales	251,667	42.3	239,767	44.4
Gross profit	342,900	57.7	299,907	55.6
Research and development	31,392	5.3	28,973	5.4
Selling, general and administrative	184,172	31.0	168,921	31.3
Amortization	10,045	1.7	8,424	1.6
Interest expense	7,741	1.3	6,580	1.2
Restructuring charges	1,432	0.2	880	0.2
Other charges (income), net	(5,730)	(0.9)	(284)	(0.1)
Earnings before taxes	113,848	19.1	86,413	16.0
Provision for taxes	21,382	3.5	20,739	3.8
Net earnings	$92,466	15.6	$65,674	12.2

Net sales
Net sales were $594.6 million for the three months ended March 31, 2017, compared to $539.7 million for the corresponding period in 2016. This represents an increase in U.S. dollars of 10%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 12% for the three months ended March 31, 2017. The Troemner acquisition contributed approximately 1% to our net sales during 2017. Global market conditions were generally favorable during the first quarter of 2017 and we continue to benefit from the execution of our global sales and marketing programs. However, we remain cautious given the economic uncertainty that remains in certain regions of the world and market conditions are subject to change. We will also face more difficult prior period comparisons during the second half of 2017.
Net sales by geographic destination for the three months ended March 31, 2017, in U.S. dollars increased 14% in the Americas, 9% in Europe and 7% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 14% in the Americas, 13% in Europe and 9% in Asia/Rest of World. Excluding the Troemner acquisition, our local currency net sales growth in the Americas was 11%. A discussion of sales by operating segment is included below.
As described in Note 17 to our consolidated financial statements for the year ended December 31, 2016, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 11% in U.S. dollars and 13% in local currency for the three months ended March 31, 2017 compared to the prior period. The Troemner acquisition contributed approximately 1% to our net sales of products for the three months ended March 31, 2017. Service revenue (including spare parts) increased 9% in U.S. dollars and 11% in local currency during the three months ended March 31, 2017 compared to the corresponding period in 2016. The Troemner acquisition contributed approximately 1% to our net sales of service for the three months ended March 31, 2017.
Net sales of our laboratory-related products, which represented approximately 50% of our total net sales for the three months ended March 31, 2017, increased 11% in U.S. dollars and 13% in local currencies during the three months ended March 31, 2017. The local currency increase included strong growth in most product categories. The Troemner acquisition contributed approximately 3% to our net sales growth of laboratory-related products and services.
Net sales of our industrial-related products, which represented approximately 42% of our total net sales for the three months ended March 31, 2017, increased 10% in U.S. dollars and 12% in local currencies during the three months ended March 31, 2017. The local currency increase in net sales of our industrial-related products includes strong growth in product inspection and core-industrial.
Net sales in our food retailing markets, which represented approximately 8% of our total net sales for the three months ended March 31, 2017, increased 5% in U.S. dollars and increased 8% in local currencies during the three months ended March 31, 2017, with strong volume growth and related project activity in Europe, offset in part by reduced net sales in the Americas and Asia/Rest of World due to difficult comparisons in the prior period.
Gross profit
Gross profit as a percentage of net sales was 57.7% for the three months ended March 31, 2017 compared to 55.6% for the corresponding period in 2016.
Gross profit as a percentage of net sales for products was 61.6% and 59.9% for the three month periods ended March 31, 2017 and 2016.
Gross profit as a percentage of net sales for services (including spare parts) was 44.7% for the three months ended March 31, 2017 compared to 41.5% for the corresponding period in 2016.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2017 includes higher sales volume, productivity gains and favorable price realization.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales were 5.3% and 5.4% for the three months ended March 31, 2017 and 2016, respectively. Research and development expenses increased 8% in U.S. dollars and 11% in local currencies, during the three months ended March 31, 2017 compared to the corresponding period in 2016 relating to the timing of research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 31.0% for the three months ended March 31, 2017 compared to 31.3% in the corresponding period during 2016. Selling, general and administrative expenses increased 9% in U.S. dollars and 11% in local currencies, during the three months ended March 31, 2017 compared to the corresponding period in 2016. The local currency increase includes investments in our field sales organization, higher cash incentive expense, and increased employee benefit costs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $10.0 million for the three months ended March 31, 2017 and $8.4 million for the corresponding period in 2016.
Interest expense was $7.7 million for the three months ended March 31, 2017 and $6.6 million for the corresponding period in 2016.
Other charges (income), net includes a one-time gain of $3.4 million for the three months ended March 31, 2017 relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activities, interest income and other items.
The provision for taxes is based upon using our estimated annual effective tax rate of 22% and 24% for the three month periods ended March 31, 2017 and 2016. The reduction in our estimated annual effective tax rate from 24% to 22%, as well as our reported tax rate of 19% during the three months ending March 31, 2017, is primarily related to our adoption of ASU 2016-09 pertaining to excess tax benefits associated with stock option exercises. Our 2017 estimated annual tax rate of 22% includes an estimated benefit of 2% related to the adoption of ASU 2016-09, the effects of which will be treated discretely each quarter. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 17 to our consolidated financial statements for the year ended December 31, 2016.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2017	2016	%
Total net sales	$237,765	$208,249	14%
Net sales to external customers	$215,353	$187,934	15%
Segment profit	$38,822	$29,265	33%

Total net sales and net sales to external customers increased 14% and 15% for the three months ended March 31, 2017 compared with the corresponding period in 2016. The increase in total net sales and net sales to external customers for the three months ended March 31, 2017 reflects strong growth in most product categories with particularly strong growth in product inspection and core-industrial products. Net sales to external customers in our U.S. Operations also benefited approximately 3% from the Troemner acquisition for the three months ended March 31, 2017.
Segment profit increased $9.6 million for the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to increased net sales and benefits from our margin expansion initiatives, offset in part by increased sales and service investments.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2017	2016	%1)
Total net sales	$157,300	$143,916	9%
Net sales to external customers	$29,747	$26,989	10%
Segment profit	$36,018	$35,072	3%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 9% in both U.S. dollars and 10% in local currency for the three months ended March 31, 2017 compared to the corresponding period in 2016. Net sales to external customers increased 10% in U.S. dollars and 11% in local currency during the three months ended March 31, 2017 compared to the corresponding period in 2016. The increase in local currency net sales to external customers for the three month period ended March 31, 2017 includes strong growth in most product categories.

Segment profit increased $0.9 million for the three month period ended March 31, 2017 compared to the corresponding period in 2016. Segment profit during the three months ended March 31, 2017 includes the impact of increased net sales, offset by increased research and development activity and currency hedging gains in the prior year.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2017	2016	%1)
Total net sales	$190,265	$172,102	11%
Net sales to external customers	$147,323	$137,628	7%
Segment profit	$23,226	$19,699	18%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 11% in U.S. dollars and 17% in local currencies during the three month period ended March 31, 2017 compared to the corresponding period in 2016. Net sales to external customers increased 7% in U.S. dollars and 12% in local currencies during the three month period ended March 31, 2017 compared to the corresponding period in 2016. Local currency net sales to external customers for the three months ended March 31, 2017 includes strong growth in most product categories, with particularly strong growth in laboratory-related products and food retailing.

Segment profit increased $3.5 million for the three month period ended March 31, 2017 compared to the corresponding period in 2016. The increase in segment profit includes the impact of increased net sales and benefits from our margin expansion initiatives, offset in part by increased sales and service investments.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2017	2016	%1)
Total net sales	$143,713	$131,764	9%
Net sales to external customers	$90,781	$84,947	7%
Segment profit	$44,659	$38,036	17%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 9% in U.S. dollars and 15% in local currency for the three months ended March 31, 2017 compared to the corresponding period in 2016. Net sales to external customers increased 7% in U.S. dollars and 12% in local currency during the three months ended March 31, 2017 compared to the corresponding period in 2016.The increase in local currency net sales to external customers during the three months ended March 31, 2017 reflects strong growth in most product categories. While Chinese market conditions have recently improved, uncertainty remains, particularly in industrial markets.

Segment profit increased $6.6 million for the three month period ended March 31, 2017 compared to the corresponding period in 2016. The increase in segment profit for the three month period ended March 31, 2017 includes increased local currency net sales and benefits from our margin expansion and cost savings initiatives.
Other (amounts in thousands)

	Three months ended March 31,
	2017	2016	%1)
Total net sales	$112,960	$103,530	9%
Net sales to external customers	$111,363	$102,176	9%
Segment profit	$13,118	$11,094	18%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales and net sales to external customers increased 9% in both U.S. dollars in local currencies during the three month period ended March 31, 2017 compared to the corresponding period in 2016. The local currency increase in net sales to external customers includes particularly strong volume growth and increased price realization in most countries.

Segment profit increased $2.0 million for the three months ended March 31, 2017 compared to the corresponding period in 2016. The increase in segment profit is primarily due to increased net sales and benefits from our margin expansion initiatives, offset in part by increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $67.6 million during the three months ended March 31, 2017, compared to $41.5 million in the corresponding period in 2016. The increase in 2017 primarily relates to higher net income of $26.8 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $21.0 million for the three months ended March 31, 2017 compared to $14.3 million in the corresponding period in 2016. The increase is primarily related to investments in manufacturing facilities. Cash flows from investing activities also includes proceeds of $9.9 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility. We expect to make net investments in new or expanded manufacturing facilities of $65 million to $75 million over the next two years.
We plan to repatriate earnings from China, Switzerland, Germany, Luxembourg, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of March 31, 2017, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2017:

	March 31, 2017
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	$50,000	$—	$50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
Euro 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	134,842	134,842
Debt issuance costs, net	(1,213)	(378)	(1,591)
Total Senior Notes	348,787	134,464	483,251
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	332,305	128,655	460,960
Other local arrangements	430	19,046	19,476
Total debt	681,522	282,165	963,687
Less: current portion	(430)	(19,046)	(19,476)
Total long-term debt	$681,092	$263,119	$944,211

As of March 31, 2017, approximately $333.6 million was available under our Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In the first quarter of 2016, we consummated acquisitions totaling $4.3 million, which includes additional cash consideration of $0.5 million. Goodwill recorded in connection with the acquisitions totaled $2.0 million. We also recorded $1.2 million of identified intangibles primarily pertaining to customer relationships in connection with the acquisitions, which will be amortized on a straight-line basis over 10 years.

Share Repurchase Program
The Company has a share repurchase program of which there was $858.4 million of common shares remaining to be repurchased under the program as of March 31, 2017. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 26.3 million shares since the inception of the program through March 31, 2017. During both the three months ended March 31, 2017 and 2016, we spent $125.0 million and on the repurchase of 275,088 shares and 390,337 shares at an average price per share of $454.37 and $320.22, respectively. We reissued 76,849 shares and 59,321 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2017 and 2016, respectively.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2017, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $31.4 million in the reported U.S. dollar value of our debt.

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
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2017, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2017 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2017	85,277	$422.34	85,277	$947,402
February 1 to February 28, 2017	88,456	$455.04	88,456	$907,149
March 1 to March 31, 2017	101,355	$480.73	101,355	$858,422
Total	275,088	$454.37	275,088	$858,422

The Company has a share repurchase program of which there was $858.4 million common shares remaining to be repurchased under the program as of March 31, 2017. We have purchased 26.3 million shares since the inception of the program through March 31, 2017.
During both the three months ended March 31, 2017 and 2016, we spent $125.0 million on the repurchase of 275,088 and 390,337 shares at an average price per share of $454.37 and $320.22, respectively. We reissued 76,849 shares and 59,321 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2017 and 2016, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	May 5, 2017	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith