Form 10-Q
period 2017-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2017-07-28
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No ___
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer.  X  Accelerated filer __ Non-accelerated filer __ (Do not check if a smaller reporting company)Smaller reporting company __ Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

The Registrant had 25,668,054 shares of Common Stock outstanding at June 30, 2017.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2017 and 2016
(In thousands, except share data)
(unaudited)

	June 30, 2017	June 30, 2016
Net sales
Products	$512,848	$470,605
Service	140,808	137,681
Total net sales	653,656	608,286
Cost of sales
Products	200,281	183,322
Service	78,458	77,388
Gross profit	374,917	347,576
Research and development	32,854	30,701
Selling, general and administrative	193,517	187,798
Amortization	10,249	8,655
Interest expense	8,171	6,872
Restructuring charges	4,023	2,205
Other charges (income), net	(744)	8,173
Earnings before taxes	126,847	103,172
Provision for taxes	25,267	23,584
Net earnings	$101,580	$79,588

Basic earnings per common share:
Net earnings	$3.94	$2.99
Weighted average number of common shares	25,751,374	26,631,015

Diluted earnings per common share:
Net earnings	$3.84	$2.93
Weighted average number of common and common equivalent shares	26,439,529	27,143,284

Comprehensive income, net of tax (Note 8)	$134,314	$56,630

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2017 and 2016
(In thousands, except share data)
(unaudited)

	June 30, 2017	June 30, 2016
Net sales
Products	$970,108	$883,897
Service	278,115	264,063
Total net sales	1,248,223	1,147,960
Cost of sales
Products	376,083	349,179
Service	154,323	151,298
Gross profit	717,817	647,483
Research and development	64,246	59,674
Selling, general and administrative	377,689	356,719
Amortization	20,294	17,079
Interest expense	15,912	13,452
Restructuring charges	5,455	3,085
Other charges (income), net	(6,474)	7,889
Earnings before taxes	240,695	189,585
Provision for taxes	46,649	44,323
Net earnings	$194,046	$145,262

Basic earnings per common share:
Net earnings	$7.51	$5.42
Weighted average number of common shares	25,841,243	26,781,154

Diluted earnings per common share:
Net earnings	$7.32	$5.32
Weighted average number of common and common equivalent shares	26,514,311	27,283,012

Comprehensive income, net of tax (Note 8)	$250,658	$129,136

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2017 and December 31, 2016
(In thousands, except share data)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$146,334	$158,674
Trade accounts receivable, less allowances of $15,306 at June 30, 2017
and $14,234 at December 31, 2016	448,098	454,988
Inventories	253,734	222,047
Other current assets and prepaid expenses	65,587	61,075
Total current assets	913,753	896,784
Property, plant and equipment, net	600,900	563,707
Goodwill	483,757	476,378
Other intangible assets, net	164,134	167,055
Deferred tax assets, net	39,326	33,951
Other non-current assets	46,080	28,902
Total assets	$2,247,950	$2,166,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$143,607	$146,593
Accrued and other liabilities	124,879	133,167
Accrued compensation and related items	118,705	140,461
Deferred revenue and customer prepayments	126,190	100,330
Taxes payable	53,820	47,990
Short-term borrowings and current maturities of long-term debt	21,608	18,974
Total current liabilities	588,809	587,515
Long-term debt	947,781	875,056
Deferred tax liabilities	37,106	64,306
Other non-current liabilities	212,335	204,957
Total liabilities	1,786,031	1,731,834
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 25,668,054 and
26,020,234 shares at June 30, 2017 and December 31, 2016, respectively	448	448
Additional paid-in capital	738,349	730,556
Treasury stock at cost (19,117,957 shares at June 30, 2017, and 18,765,777 shares at December 31, 2016)	(3,235,176)	(3,006,771)
Retained earnings	3,256,684	3,065,708
Accumulated other comprehensive income (loss)	(298,386)	(354,998)
Total shareholders’ equity	461,919	434,943
Total liabilities and shareholders’ equity	$2,247,950	$2,166,777

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2017 and twelve months ended December 31, 2016
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457
Exercise of stock options and restricted
stock units	278,623	—	—	36,450	(10,979)	—	25,471
Repurchases of common stock	(1,348,507)	—	—	(499,992)	—	—	(499,992)
Tax benefit resulting from exercise of
certain employee stock options	—	—	17,680	—	—	—	17,680
Share-based compensation	—	—	15,306	—	—	—	15,306
Net earnings	—	—	—	—	384,370	—	384,370
Other comprehensive income (loss),
net of tax	—	—	—	—	—	(88,349)	(88,349)
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943
Exercise of stock options and restricted
stock units	153,413	—	—	21,544	(4,609)	—	16,935
Repurchases of common stock	(505,593)	—	—	(249,949)	—	—	(249,949)
Share-based compensation	—	—	7,793	—	—	—	7,793
Effect of accounting change (Note 2)	—	—	—	—	1,539	—	1,539
Net earnings	—	—	—	—	194,046	—	194,046
Other comprehensive income (loss),
net of tax (Note 8)	—	—	—	—	—	56,612	56,612
Balance at June 30, 2017	25,668,054	$448	$738,349	$(3,235,176)	$3,256,684	$(298,386)	$461,919

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2017 and 2016
(In thousands)
(unaudited)

	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net earnings	$194,046	$145,262
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,919	16,116
Amortization	20,294	17,079
Deferred tax benefit	(3,840)	(8,852)
Share-based compensation	7,793	7,249
Gain on facility sale	(3,394)	—
Other	230	(101)
Non-cash pension settlement charge	—	8,189
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	23,541	5,189
Inventories	(21,164)	(20,029)
Other current assets	(235)	(3,519)
Trade accounts payable	(7,176)	(8,673)
Taxes payable	(9,058)	5,351
Accruals and other	(11,579)	(884)
Net cash provided by operating activities	205,377	162,377
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	10,209	218
Purchase of property, plant and equipment	(48,529)	(28,858)
Acquisitions	(697)	(4,329)
Net hedging settlements on intercompany loans	(1,033)	1,075
Net cash used in investing activities	(40,050)	(31,894)
Cash flows from financing activities:
Proceeds from borrowings	672,921	392,560
Repayments of borrowings	(615,162)	(269,684)
Proceeds from stock option exercises	16,935	13,965
Repurchases of common stock	(249,949)	(249,997)
Other financing activities	(7,205)	(680)
Net cash used in financing activities	(182,460)	(113,836)
Effect of exchange rate changes on cash and cash equivalents	4,793	(888)
Net increase (decrease) in cash and cash equivalents	(12,340)	15,759
Cash and cash equivalents:
Beginning of period	158,674	98,887
End of period	$146,334	$114,646

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
At June 30, 2017 – Unaudited (Continued)
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
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials and parts	$113,113	$100,408
Work-in-progress	50,245	41,454
Finished goods	90,376	80,185
	$253,734	$222,047
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
Other intangible assets consisted of the following:

	June 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$148,275	$(37,831)	$110,444	$147,466	$(34,672)	$112,794
Proven technology and patents	59,884	(37,365)	22,519	58,394	(35,128)	23,266
Tradename (finite life)	4,421	(2,725)	1,696	4,182	(2,514)	1,668
Tradename (indefinite life)	28,369	—	28,369	28,272	—	28,272
Other	3,042	(1,936)	1,106	2,871	(1,816)	1,055
	$243,991	$(79,857)	$164,134	$241,185	$(74,130)	$167,055

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $2.5 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively and $5.0 million and $3.5 million for the six months ended June 30, 2017 and 2016, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $9.9 million for 2017, $9.7 million for 2018, $9.2 million for 2019, $8.9 million for 2020, $8.3 million for 2021 and $7.3 million for 2022. Purchased intangible amortization was $2.3 million, $1.5 million after tax, and $1.5 million, $1.0 million after tax, for the three months ended June 30, 2017 and 2016, respectively and $4.6 million, $3.0 million after tax, and $3.2 million, $2.1 million after tax, for the six months ended June 30, 2017 and 2016, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $7.7 million and $6.9 million for the three months ended June 30, 2017 and 2016, respectively and $15.2 million and $13.4 million for the six months ended June 30, 2017 and 2016, respectively.
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
At June 30, 2017 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.9 million and $7.8 million of share-based compensation expense for the three and six months ended June 30, 2017, respectively, compared to $3.6 million and $7.2 million for the corresponding periods in 2016.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Recent Accounting Pronouncements
In January 2017, the Company adopted ASU 2016-09, to ASC 718 "Compensation - Stock Compensation." The primary impact of adoption was the recognition of excess tax benefits from stock option exercises within the provision for taxes rather than within shareholder's equity, and a change in the determination of diluted earnings per common share. The Company adopted the guidance on a prospective basis, and expects its estimated annual tax rate will be reduced by 2% in 2017. The adoption of this guidance also reduced the Company's income tax rate by approximately 4% and 5% for the three and six months ending June 30, 2017. In addition, the Company recognized additional deferred tax assets of $1.5 million as a cumulative adjustment within shareholder's equity. The Company also classified on a retrospective basis the excess tax benefits from stock option exercises of $11.2 million as operating activities in the prior period Statements of Cash Flows. For additional disclosure, see Note 5 to the interim consolidated financial statements.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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

3.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. As also mentioned in Note 6, the Company has designated its euro denominated debt as a hedge of a portion of its net investment in euro-denominated foreign operations. For additional disclosures on the fair value of financial instruments, see Note 4 to the interim consolidated financial statements.
Cash Flow Hedges
In June 2017, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $100 million of borrowings under the Company's credit facility into synthetic Swiss franc debt which allows the Company to effectively change the floating rate LIBOR-based interest payment to a fixed Swiss franc income of 0.01%. The swap began in June 2017 and matures in June 2019.
The Company has an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million of borrowings under the Company’s credit facility to a fixed obligation of 2.52%. The swap began in October 2015 and matures in October 2020.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

In March 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million of borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in February 2017 and matures in February 2022.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2017 and December 31, 2016, respectively, and disclosed in Note 4 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 8 to the consolidated financial statements. A derivative gain of $1.3 million based upon interest rates and foreign currency rates at June 30, 2017, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2017, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2017 and June 30, 2016, respectively, and disclosed in Note 4. The Company recognized in other charges (income), a net gain of $0.1 million and a net loss of $1.7 million during the three months ended June 30, 2017 and 2016, respectively, and a net gain of $1.9 million and a net loss of $0.6 million during the six months ended June 30, 2017 and 2016, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At June 30, 2017 and December 31, 2016, these contracts had a notional value of $343.0 million and $353.0 million, respectively.
4.    FAIR VALUE MEASUREMENTS
At June 30, 2017 and December 31, 2016, the Company had derivative assets totaling $0.8 million in both periods, respectively, and derivative liabilities totaling $5.9 million and $5.8 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2017 and December 31, 2016.
At June 30, 2017 and December 31, 2016, the Company had $33.0 million and $21.5 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $4.1 million as of June 30, 2017 and $4.2 million as of December 31, 2016.
Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	June 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$33,041	$—	$33,041	$—	$21,513	$—	$21,513	$—
Foreign currency forward contracts not designated as hedging instruments	804	—	804	—	791	—	791	—
Total	$33,845	$—	$33,845	$—	$22,304	$—	$22,304	$—

Liabilities:
Interest rate swap agreements	$3,361	$—	$3,361	$—	$3,630	$—	$3,630	$—
Cross currency swap agreement	1,857	—	1,857	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	691	—	691	—	2,123	—	2,123	—
Total	$5,909	$—	$5,909	$—	$5,753	$—	$5,753	$—
5.    INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 22% before non-recurring discrete items for both the three and six month periods ended June 30, 2017. The reduction in the Company's estimated annual effective tax rate from 24% in 2016 to 22% in 2017, as well as the Company's reported tax rate of 20% and 19% during the three and six months ending June 30, 2017, is primarily related to the Company's adoption of ASU 2016-09 pertaining to excess tax benefits associated with stock option exercises. The Company's 2017 estimated annual tax rate of 22% includes an estimated benefit of 2% related to the adoption of ASU 2016-09, the effects of which will be treated discretely each quarter.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.    DEBT
Debt consisted of the following at June 30, 2017:

	June 30, 2017
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	141,986	141,986
Debt issuance costs, net	(1,169)	(371)	(1,540)
Total Senior Notes	348,831	141,615	490,446
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	415,416	41,919	457,335
Other local arrangements	—	21,608	21,608
Total debt	764,247	205,142	969,389
Less: current portion	—	(21,608)	(21,608)
Total long-term debt	$764,247	$183,534	$947,781
As of June 30, 2017, the Company had $336.3 million of availability remaining under its Credit Agreement.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a loss of $7.1 million and $2.0 million for the three months ended June 30, 2017 and 2016, respectively, and a loss of $10.5 million and a gain $1.6 million for the six months periods ended June 30, 2017 and 2016, respectively.

7.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there was $733.5 million common shares remaining to be repurchased under the program as of June 30, 2017. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 26.5 million shares since the inception of the program in 2004 through June 30, 2017. During the six months ended June 30, 2017 and 2016, the Company spent $249.9 million and $250.0 million on the repurchase of 505,593 shares and 732,245 shares at an average price per share of $494.35 and $341.39, respectively. The Company also reissued 153,413 shares and 131,737 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2017 and 2016, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2017 and 2016:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)
Other comprehensive income (loss), net of tax:
Amounts recognized in accumulated other comprehensive income (loss), net of tax	—	(2,016)	—	(2,016)
Foreign currency translation adjustment	61,299	—	(11,960)	49,339
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,824	7,465	9,289
Net change in other comprehensive income (loss), net of tax	61,299	(192)	(4,495)	56,612
Balance at June 30, 2017	$(54,023)	$(2,424)	$(241,939)	$(298,386)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(3,692)	(4,546)	(8,238)
Foreign currency translation adjustment	(15,350)	(556)	(810)	(16,716)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(2,007)	10,835	8,828
Net change in other comprehensive income (loss), net of tax	(15,350)	(6,255)	5,479	(16,126)
Balance at June 30, 2016	$(72,744)	$(3,239)	$(206,792)	$(282,775)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three months ended June 30,
	2017	2016	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$505	$262	Interest expense
Cross currency swap agreement	1,412	—	(a)
Foreign currency forward contracts	—	(1,498)	Cost of sales - products
Total before taxes	1,917	(1,236)
Provision for taxes	305	(206)	Provision for taxes
Total, net of taxes	$1,612	$(1,030)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, settlement loss and prior service cost, before taxes	$5,054	$12,008	(b)
Provision for taxes	1,301	4,110	Provision for taxes
Total, net of taxes	$3,753	$7,898
(a) The cross currency swap reflects an unrealized loss of $1.5 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $0.1 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and six months ended June 30, 2017 and 2016.

	Six months ended June 30,
	2017	2016	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$849	$526	Interest expense
Cross currency swap agreement	1,412	—	(a)
Foreign currency forward contracts	—	(2,931)	Cost of sales - products
Total before taxes	2,261	(2,405)
Provision for taxes	437	(398)	Provision for taxes
Total, net of taxes	$1,824	$(2,007)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, settlement loss and prior service cost, before taxes	$10,093	$15,968	(b)
Provision for taxes	2,628	5,133	Provision for taxes
Total, net of taxes	$7,465	$10,835
(a) The cross currency swap reflects an unrealized loss of $1.5 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $0.1 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and six months ended June 30, 2017 and 2016.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Net earnings	$101,580	$79,588	$194,046	$145,262
Other comprehensive income (loss), net of tax	32,734	(22,958)	56,612	(16,126)
Comprehensive income, net of tax	$134,314	$56,630	$250,658	$129,136
9.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, relating to outstanding stock options and restricted stock units:

	2017	2016
Three months ended	688,155	512,269
Six months ended	673,068	501,858
The determination of the common share equivalents for the three and six months ended June 30, 2017 includes the effect of the adoption of guidance ASU 2016-09 as described in Note 2. For the three months ended June 30, 2017, there were no anti-dilutive outstanding options or restricted stock units. Outstanding options and restricted stock units to purchase or receive 84,392 shares of common stock for the three month periods ended June 30, 2016, and options and restricted stock units to purchase or receive 75,182 and 108,361 for the six month periods ended June 30, 2017 and 2016, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

10.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost, net	$141	$145	$3,952	$4,153	$—	$—	4,093	4,298
Interest cost on projected benefit obligations	1,094	1,072	2,053	2,673	18	19	3,165	3,764
Expected return on plan assets	(1,684)	(1,945)	(7,629)	(8,341)	—	—	(9,313)	(10,286)
Recognition of prior service cost	—	—	(974)	(1,278)	(195)	(469)	(1,169)	(1,747)
Recognition of actuarial losses/(gains)	1,639	1,902	5,058	4,563	(474)	(673)	6,223	5,792
Settlement charge	—	7,963	—	—	—	—	—	7,963
Net periodic pension cost/(credit)	$1,190	$9,137	$2,460	$1,770	$(651)	$(1,123)	$2,999	$9,784

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost, net	$282	$262	$7,976	$8,383	$—	$—	8,258	8,645
Interest cost on projected benefit obligations	2,188	2,364	4,122	5,345	36	38	6,346	7,747
Expected return on plan assets	(3,368)	(4,044)	(15,014)	(16,681)	—	—	(18,382)	(20,725)
Recognition of prior service cost	—	—	(2,797)	(2,556)	(390)	(938)	(3,187)	(3,494)
Recognition of actuarial losses/(gains)	3,278	3,792	10,950	9,053	(948)	(1,346)	13,280	11,499
Settlement charge	—	7,963	—	—	—	—	—	7,963
Net periodic pension cost/(credit)	$2,380	$10,337	$5,237	$3,544	$(1,302)	$(2,246)	$6,315	$11,635

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, the Company expects to make employer contributions of approximately $19.4 million to its non-U.S. pension plans and employer contributions of approximately $0.5 million to its U.S. post-retirement medical plan during the year ended December 31, 2017. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

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

11.    RESTRUCTURING CHARGES
For the three and six months ended June 30, 2017, the Company has incurred $4.0 million and $5.5 million of restructuring expenses which primarily comprised of employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2017 is as follows:

Total
Balance at December 31, 2016	$9,531
Restructuring charges	5,455
Cash payments and utilization	(5,326)
Impact of foreign currency	524
Balance at June 30, 2017	$10,184

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes a one time gain of $3.4 million for the six months ended June 30, 2017 relating to the sale of a facility in Switzerland in connection with the Company's initiative to consolidate certain Swiss operations into a new facility. Other charges (income), net for the three and six months ended June 30, 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activity, interest income and other items.

13.    SEGMENT REPORTING
As disclosed in Note 16 to the Company's consolidated financial statements for the year ended December 31, 2016, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2017
June 30, 2017	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$238,831	$23,092	$261,923	$45,147	$357,782
Swiss Operations	32,287	131,347	163,634	37,950	22,544
Western European Operations	151,161	43,883	195,044	23,172	87,388
Chinese Operations	108,092	57,036	165,128	54,128	653
Other (a)	123,285	2,129	125,414	15,212	15,390
Eliminations and Corporate (b)	—	(257,487)	(257,487)	(27,063)	—
Total	$653,656	$—	$653,656	$148,546	$483,757

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2017	Customers	Segments	Sales	Profit
U.S. Operations	$454,184	$45,505	$499,689	$83,969
Swiss Operations	62,034	258,899	320,933	73,968
Western European Operations	298,484	86,825	385,309	46,398
Chinese Operations	198,873	109,969	308,842	98,787
Other (a)	234,648	3,726	238,374	28,330
Eliminations and Corporate (b)	—	(504,924)	(504,924)	(55,570)
Total	$1,248,223	$—	$1,248,223	$275,882

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
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

A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Earnings before taxes	$126,847	$103,172	$240,695	$189,585
Amortization	10,249	8,655	20,294	17,079
Interest expense	8,171	6,872	15,912	13,452
Restructuring charges	4,023	2,205	5,455	3,085
Other charges (income), net	(744)	8,173	(6,474)	7,889
Segment profit	$148,546	$129,077	$275,882	$231,090

During the three months ended June 30, 2017, restructuring charges of $4.0 million were recognized, of which $2.2 million, $0.5 million, $0.7 million, and $0.6 million related to the Company’s U.S., Swiss, Western European and Other Operations, respectively. Restructuring charges of $2.2 million were recognized during the three months ended June 30, 2016, of which $0.8 million, $0.2 million, and $1.2 million related to the Company’s U.S., Swiss, and Western European Operations, respectively. Restructuring charges of $5.5 million were recognized during the six months ended June 30, 2017, of which $3.0 million, $0.9 million, $0.7 million, $0.1 million, and $0.8 million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

$3.1 million were recognized during the six months ended June 30, 2016, of which $1.1 million, $0.6 million, $1.2 million, $0.1 million and $0.1 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2017 and 2016 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$653,656	100.0	$608,286	100.0	$1,248,223	100.0	$1,147,960	100.0
Cost of sales	278,739	42.6	260,710	42.9	530,406	42.5	500,477	43.6
Gross profit	374,917	57.4	347,576	57.1	717,817	57.5	647,483	56.4
Research and development	32,854	5.0	30,701	5.0	64,246	5.1	59,674	5.2
Selling, general and administrative	193,517	29.6	187,798	30.9	377,689	30.3	356,719	31.1
Amortization	10,249	1.6	8,655	1.4	20,294	1.6	17,079	1.5
Interest expense	8,171	1.3	6,872	1.1	15,912	1.3	13,452	1.2
Restructuring charges	4,023	0.6	2,205	0.4	5,455	0.4	3,085	0.2
Other charges (income), net	(744)	(0.1)	8,173	1.3	(6,474)	(0.5)	7,889	0.7
Earnings before taxes	126,847	19.4	103,172	17.0	240,695	19.3	189,585	16.5
Provision for taxes	25,267	3.9	23,584	3.9	46,649	3.8	44,323	3.8
Net earnings	$101,580	15.5	$79,588	13.1	$194,046	15.5	$145,262	12.7

Net sales
Net sales were $653.7 million and $608.3 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $1,248.2 million and $1,148.0 million for the six months ended June 30, 2017 and June 30, 2016. This represents an increase of 7% and 9% in U.S. dollars for the three and six months ended June 30, 2017. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 10% and 11% for the three and six months ended June 30, 2017. Excluding the 2016 Troemner acquisition net sales in local currencies were

8% and 10% for the three and six months ended June 30, 2017, respectively. Global market conditions were generally favorable during the first half of 2017 and we continue to benefit from the execution of our global sales and marketing programs. However, we remain cautious given the economic uncertainty that exists in certain regions of the world. Most importantly, we will also face more difficult prior period comparisons during the second half of 2017 and our Retail business is expected to have a meaningful decline.
Net sales by geographic destination for the three and six months ended June 30, 2017 in U.S. dollars increased in the Americas 9% and 11%, in Europe 1% and 4%, and in Asia/Rest of World 13% and 10%, respectively. Our net sales by geographic destination for the three and six months ended June 30, 2017 in local currencies increased in the Americas 10% and 12%, in Europe 4% and 8%, and in Asia/Rest of World 15% and 12%, respectively. The Troemner acquisition contributed approximately 3% to net sales in the Americas for both the three and six months ended June 30, 2017. A discussion of sales by operating segment is included below.
As described in Note 16 to our consolidated financial statements for the year ended December 31, 2016, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 9% in U.S. dollars and 11% in local currencies for the three months ended June 30, 2017 and increased 10% in U.S. dollars and 12% in local currencies for the six months ended June 30, 2017, compared to the corresponding periods in 2016. The Troemner acquisition contributed approximately 1% to our net sales of products for the three and six months ended June 30, 2017. Service revenue (including spare parts) increased by 2% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2017 and increased 5% in U.S. dollars and 7% in local currencies for the six months ended June 30, 2017, compared to the corresponding periods in 2016. The Troemner acquisition contributed approximately 1% to our net sales of service for the three and six months ended June 30, 2017.
Net sales of our laboratory-related products, which represented approximately 49% of our total net sales increased 7% in U.S. dollars and 9% in local currencies for the three months ended June 30, 2017, and increased 9% in U.S. dollars and 11% in local currencies for the six months ended June 30, 2017. The local currency increase included strong growth in analytical instruments, laboratory balances and pipettes. The Troemner acquisition contributed approximately 2% and 3% to our net sales growth of laboratory-related products and services.
Net sales of our industrial-related products, which represented approximately 43% of our total net sales increased 10% in U.S. dollars and 12% in local currencies for both the three and six months ended June 30, 2017. The local currency increase in net sales of our industrial-related products includes strong growth in product inspection and core-industrial.
Net sales in our food retailing products, which represented approximately 8% of our total net sales was flat in U.S. dollars and increased 2% in local currencies for the three months ended June 30, 2017, and increased 3% in U.S. dollars and 5% in local currencies for the six months ended June 30, 2017, with volume growth in Asia/Rest of World and Europe, offset in part by reduced net sales in the Americas. We expect food retailing net sales will have a meaningful decline during the second half of 2017 versus the previous year due to the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 57.4% and 57.1% for the three months ended June 30, 2017 and 2016, respectively, and 57.5% and 56.4% for the six months ended June 30, 2017 and 2016, respectively.

Gross profit as a percentage of net sales for products was 60.9% and 61.0% for the three months ended June 30, 2017 and 2016, respectively, and 61.2% and 60.5% for the six months ended June 30, 2017 and 2016, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 44.3% and 43.8% for the three months ended June 30, 2017 and 2016, respectively, and 44.5% and 42.7% for the six months ended June 30, 2017 and 2016, respectively.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2017 includes higher sales volume, favorable price realization and productivity gains offset in part by unfavorable business mix.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.0% for both the three months ended June 30, 2017 and 2016, respectively, and was 5.1% and 5.2% for the six months ended June 30, 2017 and 2016. Research and development expenses increased 7% in U.S. dollars and increased 10% in local currencies for the three months ended June 30, 2017, and increased 8% in U.S. dollars and increased10% in local currencies for the six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016 relating to increased investment in new product development.
Selling, general and administrative expenses as a percentage of net sales were 29.6% and 30.9% for the three months ended June 30, 2017 and 2016, respectively, and was 30.3% and 31.1% for the six months ended June 30, 2017 and 2016. Selling, general and administrative expenses increased 3% in U.S. dollars and 5% in local currencies for the three months ended June 30, 2017, and increased 6% in U.S. dollars and 8% in local currencies for the six months ended June 30, 2017, compared to the corresponding periods in 2016. The local currency increase includes investments in our field sales organization, higher cash incentive expense, and increased employee benefit costs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $10.2 million and $8.7 million for the three months ended June 30, 2017 and 2016, respectively, and $20.3 million and $17.1 million for the six months ended June 30, 2017 and 2016, respectively.
Interest expense was $8.2 million and $6.9 million for the three months ended June 30, 2017 and 2016, respectively, and $15.9 million and $13.5 million for the six months ended June 30, 2017 and 2016, respectively.
Other charges (income), net includes a one-time gain of $3.4 million for the six months ended June 30, 2017 relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility. Other charges (income), net for the three and six months ended June 30, 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activities, interest income and other items.
The provision for taxes is based upon using our projected annual effective tax rate of 22% before non-recurring discrete items for the three and six months periods ended June 30, 2017. The reduction in our estimated annual effective tax rate from 24% in 2016 to 22% in 2017, as well as our reported tax rate of 20% and 19% during the three and six months ending June 30, 2017 is primarily related to our adoption of ASU 2016-09 pertaining to excess tax benefits associated with stock option exercises. Our 2017 estimated annual tax rate of 22% includes an estimated benefit of 2% related to the adoption of ASU 2016-09, the effects of which will be treated discretely each quarter. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 16 to our consolidated financial statements for the year ended December 31, 2016.
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2017	2016	%	2017	2016	%
Total net sales	$261,923	$239,070	10%	$499,689	$446,636	12%
Net sales to external customers	$238,831	$216,968	10%	$454,184	$404,903	12%
Segment profit	$45,147	$41,112	10%	$83,969	$70,267	19%

Total net sales and net sales to external customers both increased 10% for the three months ended June 30, 2017 compared with the corresponding periods in 2016. Total net sales and net sales to external customers both increased 12% for the six months ended June 30, 2017 compared with the corresponding periods in 2016. The increase in total net sales and net sales to external customers for the three and six months ended June 30, 2017 reflects strong growth in product inspection and laboratory-related products offset in part by a decline in food retailing. Net sales to external customers in our U.S. Operations also benefited approximately 3% and 4% from the Troemner acquisition for the three and six months ended June 30, 2017
Segment profit increased $4.0 million and $13.7 million for the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016, primarily due to increased net sales and benefits from our margin expansion initiatives, offset in part by increased sales and service investments.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2017	2016	%1)	2017	2016	%1)
Total net sales	$163,634	$157,703	4%	$320,933	$304,979	5%
Net sales to external customers	$32,287	$30,720	5%	$62,034	$57,685	8%
Segment profit	$37,950	$34,997	8%	$73,968	$70,819	4%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 4% in U.S. dollars and 5% in local currency for the three months ended June 30, 2017, compared to the corresponding periods in 2016, and increased 5% in U.S. dollars and 6% in local currency for the six months ended June 30, 2017. Net sales to external customers increased 5% in U.S. dollars and 7% in local currency for the three months ended June 30, 2017 and increased 8% in U.S. dollars and 9% in local currency for the six months ended June 30, 2017, compared to the corresponding periods in 2016. The increase in local currency net sales to external customers for the three and six month periods ended June 30, 2017 includes solid growth in most product categories.
Segment profit increased $3.0 million and $3.1 million for the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. Segment profit during the three and six months ended June 30, 2017 includes the impact of increased net sales, offset by increased research and development activity, and currency hedging gains in the prior year.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2017	2016	%1)	2017	2016	%1)
Total net sales	$195,044	$193,209	1%	$385,309	$369,407	4%
Net sales to external customers	$151,161	$154,264	(2)%	$298,484	$291,915	2%
Segment profit	$23,172	$24,303	(5)%	$46,398	$44,493	4%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 1% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2017 and increased 4% in U.S. dollars and 10% in local currencies for the six months ended June 30, 2017, compared to the corresponding periods in 2016. Net sales to external customers decreased 2% in U.S. dollars and increased 2% in local currencies for the three months ended June 30, 2017, and increased 2% in U.S. dollars and 7% in local currencies for the six months ended June 30, 2017, compared to the corresponding periods in 2016. Local currency net sales to external customers for the three months ended June 30, 2017 includes solid growth in product inspection and food retailing, offset in part by a modest decrease in core-industrial. The six months ended June 30, 2017 reflects strong growth in most product categories, with particularly strong growth in food retailing.

Segment profit decreased $1.1 million and increased $1.9 million for the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The increase in segment profit for the six months ended June 30, 2017 includes the impact of increased net sales, benefits from our margin expansion initiatives, and favorable currency translation, offset in part by increased sales and service investments. The decrease for the three months ended June 30, 2017 also reflects inter-segment transfers.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2017	2016	%1)	2017	2016	%1)
Total net sales	$165,128	$151,541	9%	$308,842	$282,414	9%
Net sales to external customers	$108,092	$92,886	16%	$198,873	$177,833	12%
Segment profit	$54,128	$45,934	18%	$98,787	$82,560	20%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 9% in U.S. dollars and 14% in local currency for the three months ended June 30, 2017 and increased 9% in U.S. dollars and 15% local currency for the six months ended June 30, 2017, compared to the corresponding periods in 2016. Net sales to external customers increased 16% in U.S. dollars and 22% in local currency for the three months ended June 30, 2017 and increased 12% in U.S. dollars and 17% local currency during the six months ended June 30, 2017, compared to the corresponding periods in 2016. The increase in local currency net sales to external customers during the three and six months ended June 30, 2017 reflects very strong growth in most product categories. While Chinese market conditions have recently improved, uncertainty remains, particularly in industrial markets.

Segment profit increased $8.2 million and $16.2 million for the three and six month periods ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The increase in segment profit for the three and six months ended June 30, 2017 includes increased local currency net sales and benefits from our margin expansion and cost savings initiatives, and inter-segment transfers.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2017	2016	%1)	2017	2016	%1)
Total net sales	$125,414	$115,148	9%	$238,374	$218,678	9%
Net sales to external customers	$123,285	$113,448	9%	$234,648	$215,624	9%
Segment profit	$15,212	$13,249	15%	$28,330	$24,343	16%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 9% in U.S. dollars and 10% in local currencies for the three months ended June 30, 2017 and increased both 9% in U.S. dollars and in local currencies for the six months ended June 30, 2017 compared to the corresponding periods in 2016. Net sales to external customers increased both 9% in U.S. dollars in local currencies for both the three and six months ended June 30, 2017 compared to the corresponding periods in 2016. The local currency increase in total net sales and net sales to external customers includes particularly strong volume growth and increased price realization in several countries.

Segment profit increased $2.0 million and $4.0 million for the three and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016.The increase in segment profit is primarily due to increased net sales and benefits from our margin expansion initiatives, offset in part by increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $205.4 million during the six months ended June 30, 2017, compared to $162.4 million in the corresponding period in 2016. The increase in 2017 is primarily related to higher net income of $48.8 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $48.5 million for the six months ended June 30, 2017 compared to $28.9 million in the corresponding period in 2016. The increase is primarily related to investments in manufacturing facilities. Cash flows from investing activities for the six months ended June 30, 2017, also includes proceeds of $9.9 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility. We expect to make net investments in new or expanded manufacturing facilities of $65 million to $75 million over the next two years. We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of June 30, 2017, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at June 30, 2017:

	June 30, 2017
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	141,986	141,986
Debt issuance costs, net	(1,169)	(371)	(1,540)
Total Senior Notes	348,831	141,615	490,446
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	415,416	41,919	457,335
Other local arrangements	—	21,608	21,608
Total debt	764,247	205,142	969,389
Less: current portion	—	(21,608)	(21,608)
Total long-term debt	$764,247	$183,534	$947,781
As of June 30, 2017, approximately $336.3 million was available under our Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.

Share Repurchase Program

The company has a share repurchase program of which there was $733.5 million of common share remaining to be repurchased under the program as of June 30, 2017. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 26.5 million shares since the inception of the program through June 30, 2017. During the six months ended June 30, 2017 and 2016, we spent $249.9 million and $250.0 million on the repurchase of 505,593 and 732,245 shares at an average price per share of $494.35 and $341.39, respectively. We also reissued 153,413 shares and 131,737 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2017 and 2016, respectively.

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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Euro. Based on our outstanding debt at June 30, 2017, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $22.8 million in the reported U.S. dollar value of our debt.

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
As of June 30, 2017, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the six months ended June 30, 2017 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2017	68,796	$484.52	68,796	$825,088
May 1 to May 31, 2017	84,193	$544.30	84,193	$779,260
June 1 to June 30, 2017	77,516	$590.70	77,516	$733,470
Total	230,505	$542.06	230,505	$733,470

The Company has a share repurchase program of which there is $733.5 million of remaining to repurchase common shares as of June 30, 2017. We have purchased 26.5 million shares since the inception of the program through June 30, 2017.
During the six months ended June 30, 2017 and 2016, we spent $249.9 million and $250.0 million on the repurchase of 505,593 and 732,245 shares at an average price per share of $494.35 and $341.39, respectively. We also reissued 153,413 shares and 131,737 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2017 and 2016, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	July 28, 2017	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith