Form 10-Q
period 2017-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2017-11-03
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 25,579,124 shares of Common Stock outstanding at September 30, 2017.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2017 and 2016
(In thousands, except share data)
(unaudited)

	September 30, 2017	September 30, 2016
Net sales
Products	$544,408	$508,963
Service	154,391	141,635
Total net sales	698,799	650,598
Cost of sales
Products	217,194	203,150
Service	81,328	77,954
Gross profit	400,277	369,494
Research and development	32,477	30,139
Selling, general and administrative	204,915	187,680
Amortization	10,716	9,087
Interest expense	8,248	7,167
Restructuring charges	3,385	1,494
Other charges (income), net	909	603
Earnings before taxes	139,627	133,324
Provision for taxes	34,677	31,992
Net earnings	$104,950	$101,332

Basic earnings per common share:
Net earnings	$4.10	$3.84
Weighted average number of common shares	25,613,433	26,375,468

Diluted earnings per common share:
Net earnings	$3.99	$3.77
Weighted average number of common and common equivalent shares	26,303,529	26,888,810

Comprehensive income, net of tax (Note 9)	$125,699	$117,704

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2017 and 2016
(In thousands, except share data)
(unaudited)

	September 30, 2017	September 30, 2016
Net sales
Products	$1,514,516	$1,392,860
Service	432,506	405,698
Total net sales	1,947,022	1,798,558
Cost of sales
Products	593,277	552,329
Service	235,651	229,252
Gross profit	1,118,094	1,016,977
Research and development	96,723	89,813
Selling, general and administrative	582,604	544,399
Amortization	31,010	26,166
Interest expense	24,160	20,619
Restructuring charges	8,840	4,579
Other charges (income), net	(5,565)	8,492
Earnings before taxes	380,322	322,909
Provision for taxes	81,326	76,315
Net earnings	$298,996	$246,594

Basic earnings per common share:
Net earnings	$11.60	$9.25
Weighted average number of common shares	25,764,472	26,644,938

Diluted earnings per common share:
Net earnings	$11.31	$9.08
Weighted average number of common and common equivalent shares	26,446,677	27,153,450

Comprehensive income, net of tax (Note 9)	$376,357	$246,840

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 and December 31, 2016
(In thousands, except share data)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$169,086	$158,674
Trade accounts receivable, less allowances of $15,893 at September 30, 2017
and $14,234 at December 31, 2016	483,167	454,988
Inventories	263,527	222,047
Other current assets and prepaid expenses	70,784	61,075
Total current assets	986,564	896,784
Property, plant and equipment, net	641,709	563,707
Goodwill	538,418	476,378
Other intangible assets, net	229,975	167,055
Deferred tax assets, net	43,103	33,951
Other non-current assets	57,430	28,902
Total assets	$2,497,199	$2,166,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$148,521	$146,593
Accrued and other liabilities	137,672	133,167
Accrued compensation and related items	151,820	140,461
Deferred revenue and customer prepayments	123,730	100,330
Taxes payable	72,082	47,990
Short-term borrowings and current maturities of long-term debt	18,533	18,974
Total current liabilities	652,358	587,515
Long-term debt	1,050,681	875,056
Deferred tax liabilities	31,090	64,306
Other non-current liabilities	250,091	204,957
Total liabilities	1,984,220	1,731,834
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 25,579,124 and
26,020,234 shares at September 30, 2017 and December 31, 2016, respectively	448	448
Additional paid-in capital	742,379	730,556
Treasury stock at cost (19,206,887 shares at September 30, 2017, and 18,765,777 shares at December 31, 2016)	(3,312,526)	(3,006,771)
Retained earnings	3,360,315	3,065,708
Accumulated other comprehensive income (loss)	(277,637)	(354,998)
Total shareholders’ equity	512,979	434,943
Total liabilities and shareholders’ equity	$2,497,199	$2,166,777

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2017 and twelve months ended December 31, 2016
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457
Exercise of stock options and restricted
stock units	278,623	—	—	36,450	(10,979)	—	25,471
Repurchases of common stock	(1,348,507)	—	—	(499,992)	—	—	(499,992)
Tax benefit resulting from exercise of
certain employee stock options	—	—	17,680	—	—	—	17,680
Share-based compensation	—	—	15,306	—	—	—	15,306
Net earnings	—	—	—	—	384,370	—	384,370
Other comprehensive income (loss),
net of tax	—	—	—	—	—	(88,349)	(88,349)
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943
Exercise of stock options and restricted
stock units	206,646	—	—	29,243	(5,928)	—	23,315
Repurchases of common stock	(647,756)	—	—	(334,998)	—	—	(334,998)
Share-based compensation	—	—	11,823	—	—	—	11,823
Effect of accounting change (Note 2)	—	—	—	—	1,539	—	1,539
Net earnings	—	—	—	—	298,996	—	298,996
Other comprehensive income (loss),
net of tax (Note 9)	—	—	—	—	—	77,361	77,361
Balance at September 30, 2017	25,579,124	$448	$742,379	$(3,312,526)	$3,360,315	$(277,637)	$512,979

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2017 and 2016
(In thousands)
(unaudited)

	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net earnings	$298,996	$246,594
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	24,421	24,527
Amortization	31,010	26,166
Deferred tax benefit	(7,754)	(11,078)
Share-based compensation	11,823	10,861
Gain on facility sale	(3,394)	—
Other	227	6
Non-cash pension settlement charge	—	8,189
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	1,891	4,721
Inventories	(23,596)	(19,857)
Other current assets	(2,526)	(3,558)
Trade accounts payable	(5,857)	(11,984)
Taxes payable	11,386	6,577
Accruals and other	14,608	26,149
Net cash provided by operating activities	351,235	307,313
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	10,437	361
Purchase of property, plant and equipment	(85,826)	(51,234)
Acquisitions	(108,445)	(109,681)
Net hedging settlements on intercompany loans	3,716	2,031
Net cash used in investing activities	(180,118)	(158,523)
Cash flows from financing activities:
Proceeds from borrowings	985,694	709,988
Repayments of borrowings	(834,061)	(455,913)
Proceeds from stock option exercises	23,315	20,187
Repurchases of common stock	(334,998)	(374,994)
Other financing activities	(7,205)	(680)
Net cash used in financing activities	(167,255)	(101,412)
Effect of exchange rate changes on cash and cash equivalents	6,550	(132)
Net increase in cash and cash equivalents	10,412	47,246
Cash and cash equivalents:
Beginning of period	158,674	98,887
End of period	$169,086	$146,133

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
At September 30, 2017 – Unaudited (Continued)
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
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials and parts	$119,148	$100,408
Work-in-progress	50,212	41,454
Finished goods	94,167	80,185
	$263,527	$222,047
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
Other intangible assets consisted of the following:

	September 30, 2017			December 31, 2016
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$198,355	$(39,757)	$158,598	$147,466	$(34,672)	$112,794
Proven technology and patents	70,169	(37,711)	32,458	58,394	(35,128)	23,266
Tradename (finite life)	4,486	(2,765)	1,721	4,182	(2,514)	1,668
Tradename (indefinite life)	35,603	—	35,603	28,272	—	28,272
Other	3,673	(2,078)	1,595	2,871	(1,816)	1,055
	$312,286	$(82,311)	$229,975	$241,185	$(74,130)	$167,055

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $2.9 million and $2.2 million for the three months ended September 30, 2017 and 2016, respectively and $7.9 million and $5.8 million for the nine months ended September 30, 2017 and 2016, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $11.4 million for 2017, $13.7 million for 2018, $13.3 million for 2019, $12.9 million for 2020, $12.3 million for 2021 and $11.7 million for 2022. Purchased intangible amortization was $2.6 million, $1.7 million after tax, and $2.0 million, $1.3 million after tax, for the three months ended September 30, 2017 and 2016, respectively and $7.2 million, $4.7 million after tax, and $5.2 million, $3.5 million after tax, for the nine months ended September 30, 2017 and 2016, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $7.7 million and $6.8 million for the three months ended September 30, 2017 and 2016, respectively and $22.9 million and $20.2 million for the nine months ended September 30, 2017 and 2016, respectively.
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
At September 30, 2017 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.0 million and $11.8 million of share-based compensation expense for the three and nine months ended September 30, 2017, respectively, compared to $3.6 million and $10.9 million for the corresponding periods in 2016.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company's consolidated results as of the acquisition date and the purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values and any excess consideration of the net assets acquired is recognized as goodwill. Acquisition transaction costs are expensed when incurred.
In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the expected contingent payments as of the acquisition date. Changes in the fair value of the contingent consideration are recorded to other charges (income), net.
Recent Accounting Pronouncements
In January 2017, the Company adopted ASU 2016-09, to ASC 718 "Compensation - Stock Compensation." The primary impact of adoption was the recognition of excess tax benefits from stock option exercises within the provision for taxes rather than within shareholder's equity, and a change in the determination of diluted earnings per common share. The Company adopted the guidance on a prospective basis, and expects its estimated annual tax rate will be reduced by 2% in 2017. The adoption of this guidance also increased the Company's income tax rate by approximately 1% for the three months ending September 30, 2017 and reduced the Company's income tax rate by approximately 3% for the nine months ending September 30, 2017. In addition, the Company recognized additional deferred tax assets of $1.5 million as a cumulative adjustment within shareholder's equity. The Company also classified on a retrospective basis the excess tax benefits from stock option exercises of $17.2 million as operating activities in the prior period Statements of Cash Flows. For additional disclosure, see Note 6 to the interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
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

In August 2017, the FASB issued ASU 2017-12 to ASC 815 "Derivatives and Hedging" which modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance and believes it will have an immaterial impact on the Company's consolidated results of operations and financial position.

3.	ACQUISITIONS
In September 2017, the Company acquired the shares of Biotix, Inc., a manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes and reagent reservoirs

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

used in the life sciences market based in the United States. The initial cash payment was $105 million and the Company may be required to pay additional cash consideration up to a maximum amount of $65 million based upon earnings thresholds in 2018 and 2019. The fair value of the contingent consideration obligation of $30.7 million relating to the Biotix acquisition was determined using a Monte Carlo simulation based on the Company's forecast of future results. Goodwill recorded in connection with the acquisition totaled $51.3 million, which is included in the Company's U.S. Operations segment. The fair value of the contingent consideration was determined using a Monte Carlo simulation. Identified intangible finite life assets acquired include customer relationships of $49.5 million, technology and patents of $8.0 million, indefinite life tradenames of $7.1 million, and other intangibles of $0.6 million. The identifiable finite life intangible assets will be amortized on a straight-line basis over periods ranging from 5 year to 18 years and the annual aggregate amortization expense is estimated at $3.7 million. Net tangible assets acquired were $19.2 million and recorded at fair value in the consolidated financial statements.
In 2017, the Company also incurred additional acquisition payments totaling $3.8 million. Goodwill recorded in connection with acquisitions totaled $0.3 million. The Company also recorded $3.1 million of identified intangibles primarily pertaining to technology and patents in connection with these acquisitions, which will be amortized on a straight-line basis over 12 years. Net tangible assets acquired were $0.2 million and recorded a fair value in the consolidated financial statements.
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively, and disclosed in Note 5 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 9 to the consolidated financial statements. A derivative

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

gain of $1.4 million based upon interest rates and foreign currency rates at September 30, 2017, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2017, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2017 and December 31, 2016, respectively, and disclosed in Note 5. The Company recognized in other charges (income), a net gain of $4.5 million during the three months ended September 30, 2017. The amount recognized in other charges (income) during the three months ended September 30, 2016 was insignificant to the consolidated financial statements. The Company recognized in other charges (income), a net gain of $6.3 million and a net loss of $0.7 million during the nine months ended September 30, 2017 and 2016, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At September 30, 2017 and December 31, 2016, these contracts had a notional value of $358.9 million and $353.0 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At September 30, 2017 and December 31, 2016, the Company had derivative assets totaling $0.8 million in both periods, respectively, and derivative liabilities totaling $4.9 million and $5.8 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2017 and December 31, 2016.
At September 30, 2017 and December 31, 2016, the Company had $33.9 million and $21.5 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $9.1 million as of September 30, 2017 and $4.2 million as of December 31, 2016.
The fair value of the contingent consideration obligation of $30.7 million relating to the Biotix acquisition was determined using a Monte Carlo simulation based on the Company's forecast of future results. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.
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
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A fair value hierarchy has been established that categorizes these inputs into three levels:

Level 1:	Quoted prices in active markets for identical assets and liabilities

Level 2:	Observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3:	Unobservable inputs
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	September 30, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$33,917	$—	$33,917	$—	$21,513	$—	$21,513	$—
Foreign currency forward contracts not designated as hedging instruments	756	—	756	—	791	—	791	—
Total	$34,673	$—	$34,673	$—	$22,304	$—	$22,304	$—

Liabilities:
Interest rate swap agreements	$2,985	$—	$2,985	$—	$3,630	$—	$3,630	$—
Cross currency swap agreement	826	—	826	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	1,109	—	1,109	—	2,123	—	2,123	—
Total	$4,920	$—	$4,920	$—	$5,753	$—	$5,753	$—
6.    INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 22% before non-recurring discrete items for both the three and nine month periods ended September 30, 2017. The reduction in the Company's estimated annual effective tax rate from 24% in 2016 to 22% in 2017, as well as the Company's reported tax rate of 25% and 21% during the three and nine months ending September 30, 2017, is primarily related to the Company's adoption of ASU 2016-09 pertaining to excess tax benefits associated with stock option exercises. The Company's 2017 estimated annual tax rate of 22% includes an estimated annual benefit of 2% related to the adoption of ASU 2016-09, the effects of which are being treated discretely each quarter.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

7.    DEBT
Debt consisted of the following at September 30, 2017:

	September 30, 2017
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	146,956	146,956
Debt issuance costs, net	(1,125)	(364)	(1,489)
Total Senior Notes	348,875	146,592	495,467
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	537,304	17,910	555,214
Other local arrangements	—	18,533	18,533
Total debt	886,179	183,035	1,069,214
Less: current portion	—	(18,533)	(18,533)
Total long-term debt	$886,179	$164,502	$1,050,681
As of September 30, 2017, the Company had $238.6 million of availability remaining under its Credit Agreement. During the three months ended September 30, 2017, the Company increased its borrowing under the Credit Agreement by $97.9 million, which primarily was used to fund the Biotix acquisition as described in Note 3.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a loss of $5.0 million and $2.0 million for the three months ended September 30, 2017 and 2016, respectively, and a loss of $15.5 million and $3.6 million for the nine months periods ended September 30, 2017 and 2016, respectively.

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there was $648.4 million common shares remaining to be repurchased under the program as of September 30, 2017. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company has purchased 26.6 million shares since the inception of the program in 2004 through September 30, 2017. During the nine months ended September 30, 2017 and 2016, the Company spent $335.0 million and $375.0 million on the repurchase of 647,756 shares and 1,048,075 shares at an average price per share of $517.15 and $357.77, respectively. The Company also reissued 206,646 shares and 193,517 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2017 and 2016, respectively.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2017 and 2016:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)
Other comprehensive income (loss), net of tax:
Amounts recognized in accumulated other comprehensive income (loss), net of tax	—	(578)	—	(578)
Foreign currency translation adjustment	78,447	—	(12,054)	66,393
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	365	11,181	11,546
Net change in other comprehensive income (loss), net of tax	78,447	(213)	(873)	77,361
Balance at September 30, 2017	$(36,875)	$(2,445)	$(238,317)	$(277,637)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedging arrangements	—	(3,760)	(4,545)	(8,305)
Foreign currency translation adjustment	162	(217)	(2,071)	(2,126)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,121)	13,798	10,677
Net change in other comprehensive income (loss), net of tax	162	(7,098)	7,182	246
Balance at September 30, 2016	$(57,232)	$(4,082)	$(205,089)	$(266,403)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three months ended September 30,
	2017	2016	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$424	$258	Interest expense
Cross currency swap agreement	(1,866)	—	(a)
Foreign currency forward contracts	—	(1,601)	Cost of sales - products
Total before taxes	(1,442)	(1,343)
Provision for taxes	18	(229)	Provision for taxes
Total, net of taxes	$(1,460)	$(1,114)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$5,035	$3,996	(b)
Provision for taxes	1,319	1,033	Provision for taxes
Total, net of taxes	$3,716	$2,963
(a) The cross currency swap reflects an unrealized gain of $1.3 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $0.6 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,
	2017	2016	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$1,273	$784	Interest expense
Cross currency swap agreement	(454)	—	(a)
Foreign currency forward contracts	—	(4,532)	Cost of sales - products
Total before taxes	819	(3,748)
Provision for taxes	454	(627)	Provision for taxes
Total, net of taxes	$365	$(3,121)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, settlement loss and prior service cost, before taxes	$15,128	$19,964	(b)
Provision for taxes	3,947	6,166	Provision for taxes
Total, net of taxes	$11,181	$13,798
(a) The cross currency swap reflects an unrealized loss of $0.2 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $0.6 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three and nine months ended September 30, 2017 and 2016.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Net earnings	$104,950	$101,332	$298,996	$246,594
Other comprehensive income (loss), net of tax	20,749	16,372	77,361	246
Comprehensive income, net of tax	$125,699	$117,704	$376,357	$246,840
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, relating to outstanding stock options and restricted stock units:

	2017	2016
Three months ended	690,096	513,342
Nine months ended	682,205	508,512
The determination of the common share equivalents for the three and nine months ended September 30, 2017 includes the effect of the adoption of guidance ASU 2016-09 as described in Note 2. For the three months ended September 30, 2017, there were no anti-dilutive outstanding options or restricted stock units. Outstanding options and restricted stock units to purchase or receive 17 and 84,293 shares of common stock for the three month periods ended September 30, 2017 and 2016, and options and restricted stock units to purchase or receive 35 and 84,712 for the nine month periods ended September 30, 2017 and 2016, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost, net	$141	$103	$4,008	$4,216	$—	$—	4,149	4,319
Interest cost on projected benefit obligations	1,094	1,014	2,269	2,542	18	19	3,381	3,575
Expected return on plan assets	(1,684)	(1,868)	(7,910)	(8,177)	—	—	(9,594)	(10,045)
Recognition of prior service cost	—	—	(1,611)	(1,288)	(195)	(469)	(1,806)	(1,757)
Recognition of actuarial losses/(gains)	1,639	1,907	5,676	4,519	(474)	(673)	6,841	5,753
Net periodic pension cost/(credit)	$1,190	$1,156	$2,432	$1,812	$(651)	$(1,123)	$2,971	$1,845

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Service cost, net	$423	$328	$12,086	$12,606	$—	$—	12,509	12,934
Interest cost on projected benefit obligations	3,282	3,414	6,294	7,967	54	57	9,630	11,438
Expected return on plan assets	(5,052)	(5,912)	(22,795)	(25,020)	—	—	(27,847)	(30,932)
Recognition of prior service cost	—	—	(4,439)	(3,856)	(585)	(1,408)	(5,024)	(5,264)
Recognition of actuarial losses/(gains)	4,917	5,699	16,657	13,585	(1,422)	(2,019)	20,152	17,265
Settlement charge	—	7,963	—	—	—	—	—	7,963
Net periodic pension cost/(credit)	$3,570	$11,492	$7,803	$5,282	$(1,953)	$(3,370)	$9,420	$13,404

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

12.    RESTRUCTURING CHARGES
For the three and nine months ended September 30, 2017, the Company has incurred $3.4 million and $8.8 million of restructuring expenses which primarily comprised of employee-related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2017 is as follows:

Total
Balance at December 31, 2016	$9,531
Restructuring charges	8,840
Cash payments and utilization	(7,701)
Impact of foreign currency	837
Balance at September 30, 2017	$11,507

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes $1.7 million and $1.1 million of acquisition costs for the three and nine months ended September 30, 2017 and 2016, respectively. The nine months ended September 30, 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with the Company's initiative to consolidate certain Swiss operations into a new facility, while the nine months ended September 30, 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of the Company's U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activities, interest income, and other items.

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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2017
September 30, 2017	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$239,221	$24,187	$263,408	$43,004	$409,172
Swiss Operations	33,923	136,960	170,883	39,213	22,252
Western European Operations	171,722	40,287	212,009	30,885	90,832
Chinese Operations	125,067	68,625	193,692	69,086	673
Other (a)	128,866	1,754	130,620	16,776	15,489
Eliminations and Corporate (b)	—	(271,813)	(271,813)	(36,079)	—
Total	$698,799	$—	$698,799	$162,885	$538,418

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2017	Customers	Segments	Sales	Profit
U.S. Operations	$693,405	$69,692	$763,097	$126,973
Swiss Operations	95,957	395,859	491,816	113,181
Western European Operations	470,206	127,112	597,318	77,283
Chinese Operations	323,940	178,593	502,533	167,873
Other (a)	363,514	5,481	368,995	45,106
Eliminations and Corporate (b)	—	(776,737)	(776,737)	(91,649)
Total	$1,947,022	$—	$1,947,022	$438,767

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
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

A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Earnings before taxes	$139,627	$133,324	$380,322	$322,909
Amortization	10,716	9,087	31,010	26,166
Interest expense	8,248	7,167	24,160	20,619
Restructuring charges	3,385	1,494	8,840	4,579
Other charges (income), net	909	603	(5,565)	8,492
Segment profit	$162,885	$151,675	$438,767	$382,765

During the three months ended September 30, 2017, restructuring charges of $3.4 million were recognized, of which $1.7 million, $0.2 million, $1.3 million, and $0.2 million related to the Company’s U.S., Swiss, Western European and Chinese Operations, respectively. Restructuring charges of $1.5 million were recognized during the three months ended September 30, 2016, of which $0.6 million, $0.3 million, $0.5 million and $0.1 million related to the Company’s U.S., Swiss, Western European and Other Operations, respectively. Restructuring charges of $8.8 million were recognized during the nine months ended September 30, 2017, of which $4.7 million, $1.1 million, $2.0 million, $0.3 million, and $0.8

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2017 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

million related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $4.6 million were recognized during the nine months ended September 30, 2016, of which $1.7 million, $0.9 million, $1.7 million, $0.1 million and $0.2 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2017 and 2016 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$698,799	100.0	$650,598	100.0	$1,947,022	100.0	$1,798,558	100.0
Cost of sales	298,522	42.7	281,104	43.2	828,928	42.6	781,581	43.5
Gross profit	400,277	57.3	369,494	56.8	1,118,094	57.4	1,016,977	56.5
Research and development	32,477	4.6	30,139	4.6	96,723	5.0	89,813	5.0
Selling, general and administrative	204,915	29.3	187,680	28.8	582,604	29.9	544,399	30.3
Amortization	10,716	1.5	9,087	1.4	31,010	1.6	26,166	1.5
Interest expense	8,248	1.2	7,167	1.1	24,160	1.2	20,619	1.1
Restructuring charges	3,385	0.5	1,494	0.3	8,840	0.5	4,579	0.2
Other charges (income), net	909	0.2	603	0.1	(5,565)	(0.3)	8,492	0.5
Earnings before taxes	139,627	20.0	133,324	20.5	380,322	19.5	322,909	17.9
Provision for taxes	34,677	5.0	31,992	4.9	81,326	4.1	76,315	4.2
Net earnings	$104,950	15.0	$101,332	15.6	$298,996	15.4	$246,594	13.7
Net sales
Net sales were $698.8 million and $650.6 million for the three months ended September 30, 2017 and 2016, respectively, and $1.947 billion and $1.799 billion for the nine months ended September 30, 2017 and 2016. This represents an increase of 7% and 8% in U.S. dollars for the three and nine months ended September 30, 2017. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 6% and 9% for the three and nine months ended September 30, 2017. The Biotix and Troemner acquisitions contributed approximately 1% to our net sales for the three and nine months ended September 30, 2017. Global market conditions have generally been favorable during the first nine months of 2017 and we continue to benefit from the execution of our global sales and marketing programs. However, we remain cautious given the economic uncertainty that exists in certain regions of the world. We will also face difficult prior period comparisons during the fourth quarter of 2017 and especially as we enter 2018.
Net sales by geographic destination for the three and nine months ended September 30, 2017 in U.S. dollars increased in the Americas 2% and 8%, in Europe 7% and 5%, and in Asia/Rest of World 15% and 12%, respectively. Our net sales by geographic destination for the three and nine months ended September 30, 2017 in local currencies increased in the Americas 2% and 8%, in Europe 2% and 6%, and in Asia/Rest of World 15% and 13%, respectively. Our food retailing sales declined significantly in the third quarter due to very strong growth in the prior year and the timing of project activity. The decline in food retailing during the three months ended September 30, 2017 reduced local currency net sales in the Americas by 5% and Europe by 2%. The Biotix and Troemner acquisitions contributed approximately 2% to net sales in the Americas for the three and nine months ended September 30, 2017. A discussion of sales by operating segment is included below.
As described in Note 16 to our consolidated financial statements for the year ended December 31, 2016, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 7% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2017 and increased 9% in U.S. dollars and 10% in local currencies for the nine months ended September 30, 2017. The Biotix and Troemner acquisitions contributed approximately 1% to our net sales of product for the three and nine months ended September 30, 2017. Service revenue (including spare parts) increased by 9% in U.S. dollars and 7% in local currencies for the three months ended September 30, 2017 and increased 7% in U.S. dollars and 7% in local currencies for the nine months ended September 30, 2017. The Troemner acquisition contributed approximately 1% to our net sales of service for the nine months ended September 30, 2017.
Net sales of our laboratory-related products, which represented approximately 49% of our total net sales, increased 10% in U.S. dollars and 9% in local currencies for the three months ended September 30, 2017, and increased 9% in U.S. dollars and 10% in local currencies for the nine months ended September 30, 2017. The local currency increase for the three and nine months ended September 30, 2017 included strong growth in most product categories. The Biotix and Troemner acquisitions also contributed approximately 2% to our net sales growth of laboratory-related products and services for the three and nine months ended September 30, 2017.
Net sales of our industrial-related products, which represented approximately 43% of our total net sales increased 10% in U.S. dollars and 8% in local currencies for the three months ended September 30, 2017 and increased 10% in U.S. dollars and 11% in local currencies for the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, we experienced strong growth in core-industrial and product inspection. Our core-industrial results include very strong results in China.
Net sales in our food retailing products, which represented approximately 8% of our total net sales decreased 16% in U.S. dollars and 18% in local currencies for the three months ended September 30, 2017, and decreased 5% in U.S. dollars and 4% in local currencies for the nine months ended September 30, 2017. The significant decline in net sales of our food retailing products is due to very strong growth in the prior year and the timing of project activity in the Americas and Europe for the three months ended September 30, 2017.

Gross profit
Gross profit as a percentage of net sales was 57.3% and 56.8% for the three months ended September 30, 2017 and 2016, respectively, and 57.4% and 56.5% for the nine months ended September 30, 2017 and 2016, respectively.
Gross profit as a percentage of net sales for products was 60.1% for both the three months ended September 30, 2017 and 2016, and 60.8% and 60.3% for the nine months ended September 30, 2017 and 2016, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 47.3% and 45.0% for the three months ended September 30, 2017 and 2016, respectively, and 45.5% and 43.5% for the nine months ended September 30, 2017 and 2016, respectively.
The increase in gross profit as a percentage of net sales for the three months ended September 30, 2017 includes favorable price realization and productivity gains offset in part by increased product costs and changes in foreign currency.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.6% for both the three months ended September 30, 2017 and 2016, and was 5.0% and for both the nine months ended September 30, 2017 and 2016. Research and development expenses increased 8% in U.S. dollars and increased 6% in local currencies for the three months ended September 30, 2017, and increased 8% in U.S. dollars and increased 9% in local currencies for the nine months ended September 30, 2017, respectively, compared to the corresponding periods in 2016 relating to increased investment in new product development.
Selling, general and administrative expenses as a percentage of net sales were 29.3% and 28.8% for the three months ended September 30, 2017 and 2016, respectively, and was 29.9% and 30.3% for the nine months ended September 30, 2017 and 2016. Selling, general and administrative expenses increased 9% in U.S. dollars and 8% in local currencies for the three months ended September 30, 2017, and increased 7% in U.S. dollars and 8% in local currencies for the nine months ended September 30, 2017, compared to the corresponding periods in 2016. The local currency increase includes investments in our field sales organization, higher cash incentive expense, and increased employee benefit costs.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $10.7 million and $9.1 million for the three months ended September 30, 2017 and 2016, respectively, and $31.0 million and $26.2 million for the nine months ended September 30, 2017 and 2016, respectively.
Interest expense was $8.2 million and $7.2 million for the three months ended September 30, 2017 and 2016, respectively, and $24.2 million and $20.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Other charges (income), net includes $1.7 million and $1.1 million of acquisition costs for the three and nine months ended September 30, 2017 and 2016, respectively. The nine months ended September 30, 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility, while the nine months ended September 30, 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activities, interest income, and other items.
The provision for taxes is based upon using our projected annual effective tax rate of 22% before non-recurring discrete items for the three and nine month periods ended September 30, 2017.

The reduction in our estimated annual effective tax rate from 24% in 2016 to 22% in 2017, as well as our reported tax rate of 25% and 21% during the three and nine months ending September 30, 2017 is primarily related to our adoption of ASU 2016-09 pertaining to excess tax benefits associated with stock option exercises. Our 2017 estimated annual tax rate of 22% includes an estimated annual benefit of 2% related to the adoption of ASU 2016-09, the effects of which are being treated discretely each quarter. Our consolidated income tax rate is lower than the U.S. statutory rate primarily because of benefits from lower-taxed non-U.S. operations. The most significant of these lower-taxed operations are in Switzerland and China.

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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	%	2017	2016	%
Total net sales	$263,408	$255,866	3%	$763,097	$702,502	9%
Net sales to external customers	$239,221	$235,715	1%	$693,405	$640,618	8%
Segment profit	$43,004	$43,779	(2)%	$126,973	$114,046	11%

Total net sales and net sales to external customers increased 3% and 1% for the three months ended September 30, 2017 compared with the corresponding periods in 2016. Total net sales and net sales to external customers increased 9% and 8% for the nine months ended September 30, 2017 compared with the corresponding periods in 2016. The increase in total net sales and net sales to external customers for the three and nine months ended September 30, 2017 includes strong growth in product inspection and laboratory-related products offset in part by a significant decline in food retailing, which reduced net sales to external customers by 6% during the three months ended September 30, 2017. Net sales to external customers in our U.S. Operations also benefited approximately 2% and 3% from the Biotix and Troemner acquisitions for the three and nine months ended September 30, 2017.
Segment profit decreased $0.8 million and increased $12.9 million for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in 2016. Our segment profit includes benefits from our margin expansion initiatives, offset in part by increased sales and service and research and development investments, as well as higher cash incentives and employee benefit costs. Our segment profit during the three months ended September 30, 2017 was also reduced by the significant net sales decline in food retailing.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	%1)	2017	2016	%1)
Total net sales	$170,883	$159,959	7%	$491,816	$464,938	6%
Net sales to external customers	$33,923	$32,390	5%	$95,957	$90,075	7%
Segment profit	$39,213	$36,854	6%	$113,181	$107,673	5%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 7% in U.S. dollars and 5% in local currency for the three months ended September 30, 2017, compared to the corresponding periods in 2016, and increased 6% in both U.S. dollars and in local currency for the nine months ended September 30, 2017. Net sales to external customers increased 5% in U.S. dollars and 4% in local currency for the three months ended September 30, 2017 and increased 7% in both U.S. dollars and in local currency for the nine months ended September 30, 2017, compared to the corresponding periods in 2016. The increase in local currency net sales to external customers for the three and nine month periods ended September 30, 2017 includes solid growth in laboratory-related products and product inspection.
Segment profit increased $2.4 million and $5.5 million for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. Segment profit during the three and nine months ended September 30, 2017 includes the impact of increased net sales and productivity improvements, offset by increased research and development activity, higher cash incentives costs and currency hedging gains in the prior year.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	%1)	2017	2016	%1)
Total net sales	$212,009	$202,841	5%	$597,318	$572,248	4%
Net sales to external customers	$171,722	$159,025	8%	$470,206	$450,940	4%
Segment profit	$30,885	$30,218	2%	$77,283	$74,711	3%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 5% in U.S. dollars and were flat in local currencies for the three months ended September 30, 2017 and increased 4% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2017, compared to the corresponding periods in 2016. Net sales to external customers increased 8% in U.S. dollars and 3% in local currencies for the three months ended September 30, 2017, and increased 4% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2017, compared to the corresponding periods in 2016. Local currency net sales to external customers for the three months ended September 30, 2017 includes solid growth in laboratory-related products and core-industrial, offset in part by a decrease in food retailing, which reduced net sales to external customers by 2%.

Segment profit increased $0.7 million and $2.6 million for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The increase in segment profit for the nine months ended September 30, 2017 includes benefits from our margin expansion initiatives and favorable currency translation, offset in part by increased sales and service investments and higher cash incentive costs.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	%1)	2017	2016	%1)
Total net sales	$193,692	$161,717	20%	$502,533	$444,130	13%
Net sales to external customers	$125,067	$99,349	26%	$323,940	$277,182	17%
Segment profit	$69,086	$51,669	34%	$167,873	$134,229	25%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 20% in both U.S. dollars and in local currency for the three months ended September 30, 2017 and increased 13% in U.S. dollars and 17% local currency for the nine months ended September 30, 2017, compared to the corresponding periods in 2016. Net sales to external customers increased 26% in both U.S. dollars and in local currency for the three months ended September 30, 2017 and increased 17% in U.S. dollars and 20% local currency during the nine months ended September 30, 2017, compared to the corresponding periods in 2016. The increase in local currency net sales to external customers during the three and nine months ended September 30, 2017 reflects very strong growth in most product categories. Our Chinese performance reflects a good economic environment with customers catching-up on their product replacement cycles, as well as our ability to shift resources towards faster growing markets. While

Chinese market conditions have improved, uncertainty remains, particularly in industrial markets. We will also face more difficult prior period comparisons during the remainder of the year and expect local currency net sales growth will be lower during the fourth quarter of 2017 than our year-to-date results.

Segment profit increased $17.4 million and $33.6 million for the three and nine month periods ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The increase in segment profit for the three and nine months ended September 30, 2017 includes increased local currency net sales volume, benefits from our margin expansion and cost savings initiatives, and inter-segment transfers.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2017	2016	%1)	2017	2016	%1)
Total net sales	$130,620	$125,889	4%	$368,995	$344,567	7%
Net sales to external customers	$128,866	$124,119	4%	$363,514	$339,743	7%
Segment profit	$16,776	$16,721	—%	$45,106	$41,064	10%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales and net sales to external customers increased 4% in U.S. dollars and 2% in local currencies for the three months ended September 30, 2017 and increased both 7% in U.S. dollars and in local currencies for the nine months ended September 30, 2017 compared to the corresponding periods in 2016. Local currency net sales during the three months ended September 30, 2017 faced particularly difficult prior period comparisons.

Segment profit increased $0.1 million and $4.0 million for the three and nine months ended September 30, 2017, respectively, compared to the corresponding periods in 2016. Segment profit includes benefits from increased net sales, offset in part by sales and service investments, particularly during the three months ended September 30, 2017.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $351.2 million during the nine months ended September 30, 2017, compared to $307.3 million in the corresponding period in 2016. The increase in 2017 is primarily related to higher net earnings.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $85.8 million for the nine months ended September 30, 2017 compared to $51.2 million in the corresponding period in 2016. The increase is primarily related to investments in manufacturing facilities. Cash flows from investing activities for the nine months ended September 30, 2017, also includes proceeds of $9.9 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility. We expect to make net investments in new or expanded manufacturing facilities of $50 million to $60 million over the next two years.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In September 2017, we acquired the shares of Biotix, Inc., a manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes and reagent reservoirs used in the life sciences market based in the United States. The initial cash payment was $105 million and we may be required to pay additional cash consideration up to a maximum amount of $65 million based upon earnings thresholds in 2018 and 2019. The fair value of the contingent consideration obligation of $30.7 million relating to the Biotix acquisition was determined using a Monte Carlo simulation based on the our forecast of future results. Goodwill recorded in connection with the acquisition totaled $51.3 million, which is included in the our U.S. Operations segment. The fair value of the contingent consideration was determined using a Monte Carlo simulation. Identified intangible finite life assets acquired include customer relationships of $49.5 million, technology and patents of $8.0 million, indefinite life tradenames of $7.1 million, and other intangibles of $0.6 million. The identifiable finite life intangible assets will be amortized on a straight-line basis over periods ranging from 5 year to 18 years and the annual aggregate amortization expense is estimated at $3.7 million. Net tangible assets acquired were $19.2 million and recorded at fair value in the consolidated financial statements.
In 2017, we also incurred additional acquisition payments totaling $3.8 million. Goodwill recorded in connection with acquisitions totaled $0.3 million. The Company also recorded $3.1 million of identified intangibles primarily pertaining to technology and patents in connection with these acquisitions, which will be amortized on a straight-line basis over 12 years. Net tangible assets acquired were $0.2 million and recorded a fair value in the consolidated financial statements.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of September 30, 2017, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2017:

	September 30, 2017
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	146,956	146,956
Debt issuance costs, net	(1,125)	(364)	(1,489)
Total Senior Notes	348,875	146,592	495,467
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	537,304	17,910	555,214
Other local arrangements	—	18,533	18,533
Total debt	886,179	183,035	1,069,214
Less: current portion	—	(18,533)	(18,533)
Total long-term debt	$886,179	$164,502	$1,050,681
As of September 30, 2017, approximately $238.6 million was available under our Credit Agreement. During the three months ended September 30, 2017, we increased our borrowing under the Credit Agreement by $97.9 million, which primarily was used to fund the Biotix acquisition as described in Note 3. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for the foreseeable future.

Share Repurchase Program

The Company has a share repurchase program of which there was $648.4 million of common shares remaining to be repurchased under the program as of September 30, 2017. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
We have purchased 26.6 million shares since the inception of the program through September 30, 2017. During the nine months ended September 30, 2017 and 2016, we spent $335.0 million and $375.0 million on the repurchase of 647,756 and 1,048,075 shares at an average price per share of $517.15 and $357.77, respectively. We also reissued 206,646 shares and 193,517 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2017 and 2016, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.4 million to $1.6 million annually.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Euro. Based on our outstanding debt at September 30, 2017, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $20.4 million in the reported U.S. dollar value of our debt.

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
As of September 30, 2017, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer, Principal Financial Officer and the Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2017 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

July 1 to July 31, 2017	59,038	$600.67	59,038	$698,007
August 1 to August 31, 2017	47,993	$581.59	47,993	$670,094
September 1 to September 30, 2017	35,132	$616.89	35,132	$648,421
Total	142,163	$598.23	142,163	$648,421

The Company has a share repurchase program of which there is $648.4 million of remaining to repurchase common shares as of September 30, 2017. We have purchased 26.6 million shares since the inception of the program through September 30, 2017.
During the nine months ended September 30, 2017 and 2016, we spent $335.0 million and $375.0 million on the repurchase of 647,756 and 1,048,075 shares at an average price per share of $517.15 and $357.77, respectively. We also reissued 206,646 shares and 193,517 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2017 and 2016, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	November 3, 2017	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Executive Vice President Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.3*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith