Form 10-K
period 2017-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2018-02-09
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑
As of February 5, 2018 there were 25,472,835 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2017 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017) was approximately $15.1 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2018	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, and effects of acquisitions.
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
We are a leading global supplier of precision instruments and services. We have strong leadership positions in all of our businesses and believe we hold global number-one market positions in most of them. We are recognized as an innovation leader and our solutions are critical in key research and development, quality control, and manufacturing processes for customers in a wide range of industries including life sciences, food, and chemicals. Our sales and service network is one of the most extensive in the industry. Our products are sold in more than 140 countries and we have a direct presence in approximately 40 countries. With proven growth strategies and a focus on execution, we have achieved a long term track record of strong financial performance.
Our business is geographically diversified, with net sales in 2017 derived 31% from Europe, 39% from North and South America, and 30% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments in the sample preparation, synthesis, analytical bench top, and material characterization areas. Our portfolio includes laboratory balances, liquid pipetting solutions, automated laboratory reactors including real-time analytics, titrators, physical value analyzers, thermal analysis systems, and other analytical instruments, such as UV/VIS spectrophotometers, moisture analyzers, and density refractometers. The laboratory instruments and related service business accounted for approximately 50% of our net sales in 2017, 49% in 2016, and 48% in 2015.
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

Pipettes
Pipettes are used in laboratories for dispensing small volumes of liquids. We operate our pipette business with the Rainin and Biotix brand names. We develop, manufacture, and distribute advanced pipettes, tips, tubes, and accessories, including single- and multi-channel manual and electronic pipettes. We maintain service centers in the key markets where customers periodically send their pipettes for certified recalibrations. Our principal end markets are pharmaceutical, biotech, and academia.
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
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection, x-ray, and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments and related service business accounted for approximately 42% of our net sales in 2017 and 2016 and 43% in 2015.
Industrial Weighing Instruments
We offer a comprehensive line of industrial scales and weighing devices, such as bench scales, floor scales, and weigh modules for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to quality completeness control in discrete manufacturing to weighing packages at the end of the line. Our products are used in a wide range of industrial applications, such as counting, formulating and mixing ingredients, and quality control.
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
Industrial Software
We offer software that can be used with our industrial instruments. Examples include FreeWeigh.Net, statistical quality control software; FormWeigh.Net, our formulation/batching software; and DataBridge, which supports the operation of vehicle scales. FreeWeigh.Net and FormWeigh.Net provide full network capability and enable customers to collect and archive data in compliance with FDA 21 CFR Part 11.

Product Inspection
Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line product inspection systems (e.g., for use in food processing and packaging, pharmaceutical, packaged consumer goods, and other industries). We are a leading global provider of metal detectors, x-ray and camera-based imaging equipment, checkweighers, and track-and-trace solutions that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray inspection is used to detect metallic contamination in applications unsuited to metal detectors and many types of non-metallic contamination, such as glass, calcified bone, stones, and pits. Our x-ray systems are also used for mass control and for determining and controlling the fat content in meat. Our camera-based vision inspection solutions provide in-line inspection of package quality, labels, and content, which are needs for food and beverage, consumer goods, and pharmaceutical companies. Vision inspection systems with associated specialist software enable our pharmaceutical customers to implement traceability and serialization tracking, as required by regulation. Checkweighers are used to control the filled weight of packaged goods such as food, pharmaceuticals, and cosmetics. All of our technologies are integrated with material handling systems to ensure the correct presentation of the customer’s product to the device and the secure rejection of non-conforming product. Our technologies may also be used together as components of integrated packaging lines. ProdX Inspect is our quality and productivity control software for helping customers comply with regulations and optimize process efficiency, either as a stand-alone solution or through integration with the customer’s manufacturing and enterprise systems.
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. The scale screen display allows for in-store marketing and can help encourage consumers in the store to make more purchase decisions at the point of sale. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 8% of our net sales in 2017 and 9% in 2016 and 2015.
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
Our products are sold through a variety of distribution channels. Generally, more technically sophisticated products are sold through our direct sales force, while less complicated products are sold through indirect channels. Our sales through direct channels exceed our sales through indirect channels. A significant portion of our sales in the Americas is generated through indirect channels, including sales of our Ohaus-branded products. Ohaus-branded products target markets, such as the educational market, in which customers are interested in lower cost, a more limited set of features, and less comprehensive support and service.

We have a diversified customer base, with no single end-customer accounting for more than 1% of 2017 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2017, our sales and service group consisted of approximately 7,600 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in approximately 40 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expansion of our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers' locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on demand services, and replacement parts) accounted for approximately 22% of our net sales in 2017, 2016, and 2015.
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

Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $368 million in research and development ($129.3 million in 2017, $120.0 million in 2016, and $119.1 million in 2015), which is approximately 5% of net sales for each year. Our research and development efforts fall into two categories:

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
Manufacturing
We are a worldwide manufacturer, with facilities principally located in China, Switzerland, the United States, Germany, the United Kingdom, and Mexico. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated demand. We expect to make net investments in new or expanded manufacturing facilities of $40 million to $50 million over the next two years.
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

Employees
Our total workforce was 15,400 throughout the world, including 13,800 employees and 1,600 temporary personnel, as of December 31, 2017, and includes approximately 5,600 in Europe, 4,700 in North and South America, and 5,100 in Asia and other countries.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Labor unions do not represent a substantial number of our employees. Approximately 600 employees in Germany and France are represented by unions.
Sustainability
Sustainability touches all aspects of our business, from designing and producing our products, to selling and delivering them to our customers, to handling them at the end of their lifecycle. Sustainability helps guide us to make the right decisions for our customers, employees, suppliers, shareholders, and the communities in which we operate our business. We want to manage our business sustainably to position the Company for long-term growth. Our GreenMT program is designed to help save energy and resources. We do this in four key areas: (1) developing products using our Design for Environment criteria that allow us and our customers to reduce energy usage, material, and product waste, (2) energy efficiency projects to reduce energy usage at our sites, (3) managing our sales and service fleets to reduce our fuel consumption, and (4) reducing the environmental impact of our resource consumption, especially in processes related to cooling and packaging. Our goal is to reduce our carbon footprint by the end of 2020 by 20% (relative CO2 emissions per net sales compared with 2010) and at the same time realize financial benefits.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a global operating model with standardized, automated, and integrated processes and high levels of global data transparency. It encompasses an enterprise architecture, with a global, single-instance ERP system. Within our IT systems, we are moving toward integrated, homogeneous applications and common data structures. We will also largely standardize our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period with the initial go-live rollout having occurred in 2010. We have implemented the Blue Ocean program in our Swiss, Chinese, U.K., Benelux, and certain U.S. and German operations. We estimate that we have approximately 75% of the program completed as measured in users. We will continue to implement the program in additional locations over the coming years.
Intellectual Property
We hold over 5,000 patents and trademarks (including pending applications), primarily in the United States, Switzerland, the European Union, Germany, the United Kingdom, Italy, France, Japan, China, South Korea, Brazil, and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
Our website also contains copies of the following documents that you can download free of charge:

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Code of Conduct

•	Equal Employment Opportunity Policy

•	Business Partner Code of Conduct

•	Ethical, Social and Quality Standards

•	Sustainability Report

•	Environmental Policy

•	Political Participation Policy

•	Conflict Mineral Report

•	Statement on Slavery, Human Trafficking, and Transparency in the Supply Chain

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
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations accounted for 17% of sales to external customers, approximately 30% of our global production, and 35% of total segment profit during 2017. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us, including the following:

•	local tariffs and trade barriers;

•	countries may revise or alter their respective legal and regulatory requirements;

•	difficulties in staffing and managing local operations and/or mandatory salary increases;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•
nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $101 million of cash at December 31, 2017 in our Chinese subsidiaries;

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
Growth in emerging markets, especially China, can be volatile. While we experienced strong growth in China in 2017, we have also experienced sales declines in recent years and we may see volatility in the future.

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
Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.6 million to $1.8 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.0 million to $1.2 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2017, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $25.9 million in the reported U.S. dollar value of our debt.

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
We rely on our technology infrastructure to interact with suppliers, sell our products and services, support our customers, fulfill orders, and bill, collect, and make payments. Our systems are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist or hacker attacks, malicious employees or employee negligence, computer viruses, ransomware, and other events. When we upgrade or change systems, we may suffer interruptions in service, loss of data, or reduced functionality. A significant number of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality. Despite any precautions we may take, such problems could result in interruptions in our services, fraudulent loss of assets, or unauthorized disclosure of confidential information, which could harm our reputation and financial condition. Our business interruption and cyber liability insurance may not be sufficient to compensate us for losses that may result from interruptions in our services or data loss as a result of system failures.
Customers may use our products to generate or manage confidential information. Though we take steps to ensure our products are secure, it is possible customers could lose confidential information stored on our products. If a customer alleges security failures in our products cause or contribute to a loss, we could face harm to our reputation and financial condition and legal liability.
We also are in the process of implementing a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over several years with the initial go-live rollout having occurred in 2010. We have implemented the program in our Swiss, Chinese, U.K., Benelux, and certain U.S. and German operations. We estimate that we have approximately 75% of the program implemented, as measured in users. If the implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the implementation will increase our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.

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
We have key manufacturing facilities located in China, Europe, and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, hurricanes, or other events beyond our control, we may be unable to satisfy customer demand for our products or services and lose sales. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.
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
We sell some products through third parties, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Violations of the FCPA or similar anti-bribery laws by distributors or other third-party intermediaries could materially impact our business. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

A terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue could negatively affect our business, making it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.
Our global operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. Also, in past years a number of countries have experienced outbreaks of the H1N1 influenza (swine flu) or, in the Asia Pacific region, outbreaks of SARS and/or avian influenza (bird flu), and more recently, Ebola outbreaks in parts of Africa. Despite the implementation of certain precautions, we are susceptible to such outbreaks. As a result of such events, businesses can be shut down and individuals can become ill, quarantined, or otherwise unable to work. These events, particularly in North America, Europe, China, or other locations significant to our operations, could adversely affect general commercial activity, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. If our operations are curtailed, we may need to seek alternate sources of supply for services and staff and these alternate sources may be more expensive. Alternate sources may not be available or may result in delays in shipments to our customers, each of which would affect our results of operations. In addition, a curtailment of our product design operations could result in delays in the development of new products. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.
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
Future laws, regulations, or customers may make additional demands on supply chain transparency. These demands can include more transparency into the activities of our suppliers with regards to human rights and sustainable sourcing. We have significant protections in place to ensure we partner with responsible suppliers, but increased demands may cause us to incur increased supply chain costs. If we can't satisfy customers' demands, we may lose business, and if we can't meet new regulatory requirements, we may have to alter our sourcing at increased expense.

We may be adversely affected by failure to comply with regulations of governmental agencies or by the adoption of new regulations. Changes in political policy in the United States and certain European countries may also impact global trade or create uncertainty impacting our business.
Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, including design and development, product safety, labeling, manufacturing, promotion, sales, and distribution. We also operate a global business and are subject to various laws and regulations in the many markets we do business, including those relating to competition, employment and labor practices, international trade, and corruption. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practice or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to investigation costs, reputational harm, fines, criminal prosecution, and other damages that could impact our profitability. Changes in political policy in the United States and certain European countries may impact global trade or create uncertainty. Recently, the United States government formally withdrew from the Trans-Pacific Partnership Agreement, initiated renegotiations of the North American Free Trade Agreement, and threatened tougher trade terms with China and other countries. These actions may restrict our access to lower cost countries, cause foreign governments to consider tougher trade terms for U.S. companies, or otherwise create uncertainty in global markets. In times of uncertainty, some customers delay investments or defer normal replacement cycles, which could have an adverse impact on our sales.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2017, our consolidated balance sheet included goodwill of $539.8 million and other intangible assets of $226.7 million.
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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2017, we had total indebtedness of approximately $831.2 million, net of cash of $148.7 million. Our debt instruments allow us to incur substantial additional indebtedness.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $800 million. Our credit facility is provided by a group of 13 financial institutions, which individually have between 2% and 14% of the total funding commitment. At December 31, 2017, we had borrowings of $461.9 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $800 million amount available.
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
Some of our key internal assumptions include the following:

•	our ability to implement our business strategy;

•	our ability to implement price increases as forecasted;

•	the effectiveness of our sales and marketing programs such as our Spinnaker and market penetration and Field Turbo initiatives;

•	the effectiveness of our programs to improve our service business, including growth, globalization, and productivity initiatives;

•	our ability to develop and deliver innovative products and services;

•	the continued growth of our sales in emerging markets; and

•	the effectiveness of productivity and cost saving initiatives.
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
Our ability to make payments on our debt and to fund our share repurchase program, planned capital expenditures, and research and development efforts depends on our ability to generate and repatriate cash in the future. This is subject to factors beyond our control, including general economic, financial, competitive, legislative, regulatory, governmental, and other factors described in this section.
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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nänikon, Switzerland	Owned	Swiss Operations
Uznach, Switzerland	Leased	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Schwerzenbach, Switzerland	Leased	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, United Kingdom	Owned	Western European Operations
Salford, United Kingdom	Leased	Western European Operations
Viroflay, France (two facilities)	Owned; Leased	Western European Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Billerica, Massachusetts	Leased	U.S. Operations
Tampa, Florida (two facilities)	Owned; Leased	U.S. Operations
Tijuana, Mexico	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Buildings Owned;	Chinese Operations
Land Leased
Mumbai, India (three facilities)	Leased	Other Operations

Item 3.	Legal Proceedings
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

	Common Stock Price Range
	High	Low
2017
Fourth Quarter	$689.11	$606.80
Third Quarter	$635.17	$571.25
Second Quarter	$601.16	$473.87
First Quarter	$486.90	$414.52
2016
Fourth Quarter	$429.91	$397.73
Third Quarter	$419.83	$363.19
Second Quarter	$385.50	$347.76
First Quarter	$347.09	$298.14
Holders
At February 5, 2018, there were 52 holders of record of common stock and 25,472,835 shares of common stock outstanding. We estimate we have approximately 62,581 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2012 through December 31, 2017 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.
Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the
S&P 500 Index, and SIC Code 3826 Index — Laboratory Analytical Instruments

$350
$300
$250
$200
$150
$100
$50
$0
Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
12-31-12
12-31-13
12-31-14
12-31-15
12-31-16
12-31-17

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Mettler-Toledo	$100	$126	$156	$175	$217	$321
S&P 500 Index	$100	$132	$151	$153	$171	$208
SIC Code 3826 Index	$100	$147	$168	$186	$188	$258

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2017	32,971	$657.00	32,971	$626,758
November 1 to November 30, 2017	35,598	638.89	35,598	604,015
December 1 to December 31, 2017	32,929	625.35	32,929	583,422
Total	101,498	$640.38	101,498	$583,422
We have a share repurchase program of which there was $583.4 million common shares remaining to be repurchased under the program as of December 31, 2017. The share repurchases are expected to be funded from cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 26.7 million common shares since the inception of the program in 2004 through December 31, 2017, at a total cost of $3.9 billion. During the years ended December 31, 2017 and 2016, we spent $400 million and $500 million on the repurchase of 749,254 shares and 1,348,507 shares at an average price per share of $533.84 and $370.75, respectively. We reissued 270,413 shares and 278,623 shares held in treasury for the exercise of stock options and restricted stock units during 2017 and 2016, respectively.

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

	2017	2016	2015	2014	2013
Statement of Operations Data:
Net sales	$2,725,053	$2,508,257	$2,395,447	$2,485,983	$2,378,972
Cost of sales	1,151,740	1,072,670	1,043,454	1,127,233	1,097,041
Gross profit	1,573,313	1,435,587	1,351,993	1,358,750	1,281,931
Research and development	129,265	119,968	119,076	123,297	116,346
Selling, general, and administrative	787,464	732,622	700,810	728,582	692,693
Amortization	42,671	36,052	30,951	29,185	24,539
Interest expense	32,785	28,026	27,451	24,537	22,711
Restructuring charges(a)	12,772	6,235	11,148	5,915	19,830
Other charges (income), net(b)	(5,866)	8,491	(867)	2,230	3,103
Earnings before taxes	574,222	504,193	463,424	445,004	402,709
Provision for taxes(c)	198,250	119,823	110,604	106,763	96,615
Net earnings	$375,972	$384,370	$352,820	$338,241	$306,094
Basic earnings per common share:
Net earnings	$14.62	$14.49	$12.75	$11.71	$10.22
Weighted average number of common shares	25,713,575	26,517,768	27,680,918	28,890,771	29,945,954
Diluted earnings per common share:
Net earnings	$14.24	$14.22	$12.48	$11.44	$9.96
Weighted average number of common and common equivalent shares	26,393,783	27,023,905	28,269,615	29,571,308	30,728,482
Balance Sheet Data:
Cash and cash equivalents	$148,687	$158,674	$98,887	$85,263	$111,874
Working capital(d)	188,040	169,569	152,721	172,380	225,551
Total assets	2,549,805	2,166,777	1,959,335	1,973,532	2,120,755
Long-term debt(d)	960,170	875,056	575,138	334,134	395,102
Other non-current liabilities(e)	301,452	204,957	194,552	218,108	193,170
Shareholders’ equity(f)	547,280	434,943	580,457	719,595	935,052
_________________________

(a)	Restructuring charges primarily relate to our global cost reduction programs. See Note 14 and Note 17 to the audited consolidated financial statements.

(b)
Other charges (income), net includes $1.7 million and $1.1 million of acquisition costs for 2017 and 2016, respectively. Other charges (income), net for 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility, while 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes (gains) losses from foreign currency transactions and hedging activities, interest income, and other items.

(c)
Provision for taxes for 2017 includes a provisional one-time charge of $72 million for the implementation of the Tax Cuts and Jobs Act. Of this amount, $59 million is expected to be paid over a period of up to eight years. The estimated charge may change with the finalization of implementation. See Note 13 to the audited consolidated financial statements.

(d)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(e)
Other non-current liabilities consist of pension and other post-retirement liabilities, the long-term taxes payable of $48 million related to the Tax Cuts and Jobs Act, plus certain other non-current liabilities. See Note 12 to the audited consolidated financial statements for pension and other post-retirement disclosures.

(f)	No dividends were paid during the five-year period ended December 31, 2017.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Net sales in U.S. dollars increased 9% in 2017 and 5% in 2016. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 8% in 2017 and increased 7% in 2016. Net sales growth in local currencies during 2017 reflected broad-based growth across most geographies and product categories as a result of favorable global market conditions and strong execution of our growth initiatives. We expect to continue to benefit from our strong global leadership positions, diversified customer base, robust product offering, investment in emerging markets, significant installed base, and the impact of our global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance, and continuing to optimize our lead generation and lead nurturing processes. While global market conditions are currently favorable, we will face challenging prior period comparisons in 2018 due to strong results in 2017. Economic conditions can also change quickly, particularly in emerging markets, and it is uncertain that favorable market conditions will continue.
With respect to our end-user markets, we experienced increased results during 2017 versus the prior year in our laboratory-related markets, such as pharmaceutical and biotech customers, as well as the laboratories of chemical companies and food and beverage companies. Demand from these markets was generally favorable during 2017. The local currency increase in net sales of our laboratory-related products during 2017 was driven by strong growth in most product categories.
Our industrial markets continued to benefit from our customers' focus on brand protection and food safety within our product inspection end-market. We also experienced improved market conditions in China with core industrial customers catching up on their product replacement cycles. Emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, as well as increased exports as companies have moved production to low-cost countries. Our industrial-related products are especially sensitive to changes in economic growth.

Our food retailing sales declined during 2017 due to reduced investment by retailers for our type of products. Traditionally the spending levels in this sector have experienced more volatility than our other customer sectors due to the timing of customer project activity and new regulations.
In 2018, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. For example, over the past few years, we have added field sales and service resources to pursue under-penetrated market opportunities and will look to continue to make investments to front-end resources in 2018. We also aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, and leveraging our product offering to larger customers through key account management. While this initiative is broad-based, efforts to improve these processes include leveraging big data analytics to identify, prioritize, and pursue growth opportunities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force guidance, training and effectiveness, cross-selling, increased segment marketing, and leads generation and nurturing activities. Our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world, and we continue to leverage big data analytics and invest in sales and marketing activities aimed at increasing the proportion of our installed base that is under service contract, or selling new products that replace old products in our installed base. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.
Expanding Emerging Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 34% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets and second, to leverage our low-cost manufacturing operations in China. We have approximately a 30-year track record in China, and our sales in Asia have grown more than 13% on a compound annual growth basis in local currencies since 1999. We have broadened our product offering to the Asian markets and benefit as multinational customers shift production to China. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, market conditions in emerging markets were favorable during 2017. We experienced a 12% increase in emerging market local currency sales during 2017 versus the prior year, which included 19% local currency sales growth in China. Within China, we continue to redeploy resources and sales and marketing efforts to the faster-growing segments of pharma, food safety, and environment. We believe the long-term growth of these segments will be favorably impacted by the Chinese government's emphasis on science, high-value industries, and product quality. We expect our laboratory, process analytics, and product inspection businesses will particularly benefit from these segments. We also continue to invest and add sales and marketing resources to pursue growth in under-penetrated emerging markets. However, emerging market sales can be volatile. China's credit availability can also be particularly volatile, and certain industrial-related end-user segments still have overcapacity.
Extending Our Technology Lead. We continue to focus on product innovation. In the last three years, we spent approximately 5% of net sales on research and development. We seek to accelerate product replacement cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software. In addition, we aim to create value for our customers by having an intimate knowledge of their processes via our significant installed product base.
Expanding Our Margins. We continue to strive to improve our margins by more effectively pricing our products and services and optimizing our cost structure. For example, sophisticated data analytic tools provide us new insights to further refine our price strategies and processes. We also focus on reallocating resources and better aligning our cost structure to support our investments in market penetration initiatives, higher growth areas, and opportunities for margin improvement. We have also initiated various restructuring programs over the past few years in response to changing market conditions. As previously mentioned, shifting production to China has also been an important component of our cost savings initiatives. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs, and have further increased our focus on these programs during the past year with the global launch of our SternDrive initiative. SternDrive is our global program for continuous improvement efforts within our supply chain, manufacturing, and back-office operations. Blue Ocean is also an important enabler of our various margin expansion initiatives. Our move to standardized business processes, systems, and data structures throughout our global organization provides greater data transparency and faster access to real-time data. Our cost leadership and productivity initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue "bolt-on" acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences, product inspection, and process analytics as three key areas for acquisitions. For example, during the third quarter of 2017, we acquired the shares of Biotix, Inc., a manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market, based in the United States for an initial cash payment of $105 million. We also may be required to pay additional cash consideration up to a maximum amount of $65 million, of which we recorded an estimated $30.7 million as of December 31, 2017. During 2016, we acquired substantially all of the assets of Henry Troemner LLC (Troemner), a supplier of lab equipment, weights, and weight calibration based in the United States for an aggregate purchase price of $95.8 million that has been integrated into our laboratory product offering.
Results of Operations — Consolidated
Net sales
Net sales were $2.7 billion for the year ended December 31, 2017, compared to $2.5 billion in 2016 and $2.4 billion in 2015. This represents an increase of 9% in 2017 and an increase of 5% in 2016 in U.S. dollars and an increase of 8% and 7% in local currencies, respectively. The Biotix and Troemner acquisitions contributed 1% to our net sales in 2017. Global market conditions were favorable during 2017 and we continue to benefit from the execution of our global sales and marketing programs and development of our robust product portfolio. However, we will face difficult prior period comparisons in 2018 due to strong results in 2017. Economic conditions can also change quickly, especially in emerging markets, and it's uncertain that favorable market conditions will continue.
In 2017, our net sales by geographic destination increased in U.S. dollars 8% in the Americas, 6% in Europe, and 11% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2017 by 8% in the Americas, 5% in Europe, and 11% in Asia/Rest of World. The Biotix and Troemner acquisitions contributed approximately 2% to net sales in the Americas during 2017. In addition, our food retailing sales declined in 2017 due to reduced investment by retailers for our type of products in the Americas, which decreased local currency sales in the Americas by 3%. A discussion of sales by operating segment is included below.
As described in Note 17 to our audited consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.

Net sales of products increased 9% in U.S. dollars and in local currencies during 2017 and increased 5% in U.S. dollars and 7% in local currencies in 2016. The Biotix and Troemner acquisitions contributed approximately 2% to our net sales of products during 2017. Service revenue (including spare parts) increased 7% in U.S. dollars and in local currencies in 2017 and increased 4% in U.S. dollars and 6% in local currencies in 2016. The Troemner acquisition contributed approximately 1% to our net sales of service during 2017.
Net sales of our laboratory-related products and services, which represented approximately 50% of our total net sales in 2017, increased 11% in U.S. dollars and 10% in local currencies during 2017. The local currency increase in net sales of our laboratory-related products during 2017 includes strong growth in most product categories, particularly analytical instruments. The Biotix and Troemner acquisitions also contributed approximately 2% to our net sales growth of laboratory-related products and services.
Net sales of our industrial-related products and services, which represented approximately 42% of our total net sales in 2017, increased 8% in U.S. dollars and 8% in local currencies during 2017. In 2017, we experienced strong growth in product inspection and core industrial. Our core-industrial results include very strong results in China.
Net sales of our food retailing products and services, which represented approximately 8% of our total net sales in 2017, decreased 3% in U.S. dollars and 4% in local currencies during 2017. The decline in net sales of our food retailing products is due to a decrease in the Americas driven by reduced investment by these retailers for our type of products.
Gross profit
Gross profit as a percentage of net sales was 57.7% for 2017, compared to 57.2% for 2016 and 56.4% for 2015.
Gross profit as a percentage of net sales for products was 60.9% for 2017, compared to 60.8% for 2016 and 60.1% for 2015. Gross profit as a percentage of net sales for services (including spare parts) was 46.1% for 2017, compared to 44.6% for 2016 and 43.6% for 2015.
The increase in gross profit as a percentage of net sales for 2017 includes favorable price realization, offset in part by unfavorable business mix, changes in foreign currency, and increased material costs.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 4.7% for 2017, 4.8% for 2016, and 5.0% for 2015. Research and development expenses in U.S. dollars increased 8% in 2017 and 1% in 2016, and in local currencies increased 8% in 2017 and 4% in 2016, relating to increased investments in new product development.
Selling, general, and administrative expenses as a percentage of net sales were 28.9% for 2017, compared to 29.2% for 2016 and 29.3% for 2015. Selling, general, and administrative expenses increased 8% in both U.S. dollars and local currencies in 2017 and increased 4% in U.S. dollars and 6% in local currencies in 2016. The increase during 2017 includes higher cash incentive expense, investments in our field sales organization, and increased employee benefit costs.
Amortization expense
Amortization expense was $42.7 million in 2017, compared to $36.1 million and $31.0 million in 2016 and 2015, respectively. The increase in amortization expense is primarily related to our investments in information technology, including the Company's Blue Ocean program, as well as the Biotix and Troemner acquisitions.

Restructuring charges
During the past few years, we initiated various cost reduction measures. For the year ended December 31, 2017, we have incurred $12.8 million of restructuring expenses which primarily comprise employee-related costs. See Note 14 and Note 17 to our audited consolidated financial statements for a summary of restructuring activity during 2017.
Other charges (income), net
Other charges (income), net consisted of net income of $5.9 million in 2017, compared to net charges of $8.5 million and net income of $0.9 million in 2016 and 2015, respectively. Other charges (income), net includes $1.7 million and $1.1 million of acquisition costs for 2017 and 2016, respectively. Other charges (income), net for 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility. Other charges in 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan. Other charges (income), net also includes net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items.
Interest expense and taxes
Interest expense was $32.8 million for 2017, compared to $28.0 million for 2016 and $27.5 million for 2015.
Our annual effective tax rate was 22% for 2017 and 24% for both 2016 and 2015 excluding one-time charges in 2017 associated with the Tax Cuts and Job Act described below. The reduction in our annual effective tax rate from 24% in 2016 and 2015 to 22% in 2017 is primarily related to our adoption of ASU 2016-09 pertaining to excess tax benefits in the current year associated with stock option exercises as discussed in Note 2.
On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") significantly revised U.S. corporate income tax law. The Act includes, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for taxable years beginning after December 31, 2017, and the implementation of a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax") that is payable over a period of up to eight years. The tax effects of the Act are reflected in Note 13 to our consolidated financial statements for the year ended December 31, 2017.
In connection with the Act, we recorded a provisional one-time charge of $72 million during the fourth quarter of 2017. This amount includes a one-time cash charge of $59 million for un-repatriated foreign earnings which is expected to be paid over a period of up to eight years, and a one-time non-cash charge of $13 million related to certain deferred tax and other non-cash items.
Our accounting for the above items is based upon reasonable estimates of the tax effects of the Act; however, our estimates may change upon the finalization of our implementation and additional interpretive guidance from regulatory authorities. We will complete our accounting for the above tax effects of the Act during 2018, as provided in Staff Accounting Bulletin 118, and will reflect any adjustments to our provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.
Additionally, certain provisions of the Act are not effective until 2018. We are in the process of evaluating the impact of these provisions and have not yet recorded any impact in the financial statements, nor have we made any accounting policy elections with respect to these items.

Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 17 to our audited consolidated financial statements.
U.S. Operations (amounts in thousands)

	2017	2016	2015	Increase (Decrease) in % 2017 vs. 2016	Increase (Decrease) in % 2016 vs. 2015
Net sales	$1,043,942	$958,542	$913,842	9%	5%
Net sales to external customers	$944,825	$867,962	$826,354	9%	5%
Segment profit	$177,705	$161,539	$147,491	10%	10%
The increase in both total net sales and net sales to external customers of 9% in 2017 includes strong growth in product inspection and laboratory-related products, offset in part by a significant decline in food retailing, which reduced net sales to external customers by 3% during 2017. Net sales to external customers in our U.S. Operations during 2017 also benefited approximately 3% from the Biotix and Troemner acquisitions.
Segment profit increased $16.2 million in our U.S. Operations segment during 2017, compared to an increase of $14.0 million during 2016. Our segment profit includes the impact of increased net sales and benefits from our margin expansion initiatives, offset in part by increased sales, service, and research and development investments, as well as higher cash incentive and employee benefit costs.
Swiss Operations (amounts in thousands)

	2017	2016	2015	Increase (Decrease) in % (1) 2017 vs. 2016	Increase (Decrease) in % (1) 2016 vs. 2015
Net sales	$697,008	$655,657	$632,326	6%	4%
Net sales to external customers	$133,925	$130,674	$133,684	2%	(2)%
Segment profit	$174,447	$163,663	$160,763	7%	2%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased 6% in 2017 and 4% in 2016, and in local currencies increased 6% in 2017 and 5% in 2016. Net sales to external customers in U.S. dollars increased 2% in 2017 and decreased 2% in 2016, and in local currencies increased 2% in 2017 and decreased 1% in 2016. The increase in local currency net sales to external customers for 2017 includes modest growth in most product categories.

Segment profit increased $10.8 million in our Swiss Operations segment during 2017, compared to an increase of $2.9 million during 2016. Segment profit includes the impact of increased net sales and productivity improvements, offset by currency hedging gains in the prior year, higher cash incentive costs, and increased research and development activity.
Western European Operations (amounts in thousands)

	2017	2016	2015	Increase (Decrease) in % (1) 2017 vs. 2016	Increase (Decrease) in % (1) 2016 vs. 2015
Net sales	$844,596	$817,059	$785,660	3%	4%
Net sales to external customers	$673,776	$640,558	$620,128	5%	3%
Segment profit	$117,324	$123,507	$107,424	(5)%	15%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased 3% in 2017 and 4% in 2016, and in local currencies increased 2% in 2017 and 7% in 2016. Net sales to external customers in U.S. dollars increased 5% in 2017 and 3% in 2016, and in local currencies increased 3% in 2017 and 5% in 2016. The increase in local currency net sales to external customers during 2017 includes growth in most product categories especially in laboratory-related products.
Segment profit decreased $6.2 million in our Western European Operations segment during 2017, compared to an increase of $16.1 million in 2016. The segment profit decline includes increased research and development activity, sales and service investments, higher cash incentive costs, and the impact of inter-segment product transfers, offset in part by increased net sales to external customers and favorable currency translation.
Chinese Operations (amounts in thousands)

	2017	2016	2015	Increase (Decrease) in % (1) 2017 vs. 2016	Increase (Decrease) in % (1) 2016 vs. 2015
Net sales	$685,499	$606,307	$591,178	13%	3%
Net sales to external customers	$452,617	$386,541	$376,291	17%	3%
Segment profit	$231,860	$187,924	$165,532	23%	14%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased 13% in 2017 and 3% in 2016, and in local currencies increased 15% in 2017 and 10% in 2016. Net sales to external customers in U.S. dollars increased 17% in 2017 and increased 3% in 2016, and in local currencies increased 19% in 2017 and increased 9% in 2016. The increase in net sales to external customers during 2017 reflects very strong growth in most product categories. Our Chinese performance reflects a good economic environment with customers catching up in 2017 on their product replacement cycles, as well as our ability to shift resources towards faster growing markets. While Chinese market conditions have improved and are currently favorable, we will face difficult prior period comparisons in 2018 due to the strong performance in 2017. In addition to the tough comparisons, the Chinese economy has historically been volatile and market conditions may deteriorate, especially in industrial markets.
Segment profit increased $43.9 million in our Chinese Operations segment during 2017, compared to an increase of $22.4 million in 2016. The increase in segment profit during 2017 includes increased local currency net sales volume, benefits from our margin expansion and cost savings initiatives, and inter-segment transfers.

Other (amounts in thousands)

	2017	2016	2015	Increase (Decrease) in % (1) 2017 vs. 2016	Increase (Decrease) in % (1) 2016 vs. 2015
Net sales	$527,844	$490,231	$447,077	8%	10%
Net sales to external customers	$519,910	$482,522	$438,990	8%	10%
Segment profit	$72,744	$64,060	$50,821	14%	26%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries. Total net sales and net sales to external customers in U.S. dollars increased 8% in 2017 and 10% in 2016, and in local currencies increased 6% and 12% in 2017 and 2016, respectively. The local currency increase in total net sales and net sales to external customers includes strong volume growth and increased price realization in several countries.
Segment profit increased $8.7 million in our Other segment during 2017, compared to an increase of $13.2 million during 2016. The increase in segment profit during 2017 includes benefits from increased net sales and our margin expansion initiatives, offset in part by sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases, and acquisitions. Global market conditions can be uncertain, and our ability to generate cash flows could be reduced by a deterioration in global markets.
Cash provided by operating activities totaled $516.3 million in 2017, compared to $460.8 million in 2016 and $439.8 million in 2015. The increase in 2017 is primarily related to higher net earnings.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $127.4 million in 2017, $124.0 million in 2016, and $82.5 million in 2015. Cash flow from investing activities in 2017 also includes proceeds of $9.9 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility. We expect to make net investments in new or expanded manufacturing facilities of $40 million to $50 million over the next two years. The 2016 amount also includes a $37 million purchase of our previously leased pipette manufacturing facility.
Cash flows used in financing activities during 2017 included share repurchases. As further described below, in accordance with our share repurchase plan, we repurchased 749,254 shares and 1,348,507 shares in the amount of $400 million and $500 million during 2017 and 2016, respectively.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. As further described in Note 3 of our Consolidated Financial Statements, in the third quarter of 2017, we acquired all of the shares of Biotix, Inc., a manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market, based in the United States for an initial cash payment of $105 million. We may also be required to pay additional cash consideration up to a maximum amount of $65 million of which we recorded an estimated $30.7 million as of December 31, 2017. During 2016, we also acquired substantially all of the assets of Henry Troemner LLC (Troemner), a supplier of lab equipment, weights, and weight calibration based in the United States for an aggregate purchase price of $95.8 million that will be integrated into our laboratory product offering.

In 2017 and 2016, we also incurred additional acquisition payments totaling $2.1 million and $15.6 million, respectively.
As previously described, we have recorded a provisional one-time charge of $72 million for the estimated income tax effects of the Transition Tax associated with the Tax Cuts and Jobs Act of which $59 million is expected to be paid over a period of up to eight years. We also plan to continue to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. We believe the ongoing tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
Senior Notes
As further described in Note 9 of our Consolidated Financial Statements, we have the following Senior Notes.
In 2012, we issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
In 2013, we issued and sold $50 million of 4.10% Senior Notes due September 19, 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company. Interest on the 4.10% Senior Notes is payable semi-annually in March and September of each year.
In 2014, we entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. We issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and issued $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. Interest on the 3.84% Senior Notes is payable semi-annually in March and September each year. Interest on the 4.24% Senior Notes is payable semi-annually in June and December each year.
In 2015, we issued in a private placement Euro 125 million fifteen-year Senior Notes with a fixed interest rate of 1.47% ("1.47% Euro Senior Notes"). The Euro Senior Notes are senior unsecured obligations of the Company. We have designated the 1.47% Euro Senior Notes as a hedge of a portion of our net investment in a euro-denominated foreign subsidiary to reduce foreign currency translation risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). We recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $18.2 million and an unrealized gain of $5.1 million for the years ended December 31, 2017 and 2016, respectively.
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
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our consolidated leverage ratio, which was, as of December 31, 2017, set at LIBOR plus 97.5 basis points.

We must also pay facility fees that are tied to our leverage ratio. As of December 31, 2017, approximately $332.6 million was available under the facility.
Our short-term borrowings and long-term debt consisted of the following at December 31, 2017:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	149,736	149,736
Debt issuance costs, net	(1,082)	(356)	(1,438)
Total Senior Notes	348,918	149,380	498,298
$800 million Credit Agreement, interest at LIBOR plus 97.5 basis points(1)	396,107	65,765	461,872
Other local arrangements	2,402	17,275	19,677
Total debt	747,427	232,420	979,847
Less: current portion	(2,402)	(17,275)	(19,677)
Total long-term debt	$745,025	$215,145	$960,170
(1) See Note 5 for additional disclosures on the financial instruments associated with the Credit Agreement.
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
Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short- and long-term debt	$981,270	$19,677	$461,857	$50,000	$449,736
Interest on debt	159,780	27,021	60,965	32,381.1	39,413
Non-cancelable operating leases	109,126	33,939	42,424	21,474	11,289
Pension and post-retirement funding(1)	26,403	26,403	—	—	—
Purchase obligations	83,511	80,479	3,032	—	—
Total(1)	$1,360,090	$187,519	$568,278	$103,855	$500,438

(1)
In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes. However, we cannot determine the timing or the amounts for income taxes or the timing and amounts beyond 2018 for pension and post-retirement funding.

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
Share Repurchase Program
We have a share repurchase program of which there were $583.4 million common shares remaining to be repurchased under the program as of December 31, 2017. The share repurchases are expected to be funded from cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 26.7 million common shares since the inception of the program in 2004 through December 31, 2017, at a total cost of $3.9 billion. During the years ended December 31, 2017 and 2016, we spent $400 million and $500 million on the repurchase of 749,254 shares and 1,348,507 shares at an average price per share of $533.84 and $370.75, respectively. We reissued 270,413 shares and 278,623 shares held in treasury for the exercise of stock options and restricted stock units during 2017 and 2016, respectively.
Off-Balance Sheet Arrangements
Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.6 million to $1.8 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.0 million to $1.2 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2017, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $25.9 million in the reported U.S. dollar value of our debt.

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
Moreover, there may be differences in inflation rates between countries in which we incur the major portion of our costs and other countries in which we sell products, which may limit our ability to recover increased costs. We remain committed to operations in China, Eastern Europe, India, and Brazil, which have experienced inflationary conditions. To date, inflationary conditions have not had a material effect on our operating results. However, as our presence in China, Eastern Europe, India, and Brazil increases, these inflationary conditions could have a greater impact on our operating results.
Quantitative and Qualitative Disclosures about Market Risk
We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 5 to our audited consolidated financial statements. The fair value of these contracts was a net loss of $1.3 million at December 31, 2017. Based on our agreements outstanding at December 31, 2017, a 100-basis-point increase in interest rates would result in an increase in the net aggregate market value of these instruments of $5.4 million. Conversely, a 100-basis-point decrease in interest rates would result in a $5.6 million decrease in the net aggregate market value of these instruments at December 31, 2017. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
We also entered into a cross currency swap in 2017. The fair value of this contract was a net loss of $0.1 million at December 31, 2017. Based on our agreements outstanding at December 31, 2017, a 100-basis-point increase in interest rates and foreign currency exchange rates would result in an increase in the net aggregate market value of these instruments of $2.5 million. Conversely, a 100-basis-point decrease in interest rates and foreign currency exchange rates would result in a $1.5 million decrease in the net aggregate market value of these instruments at December 31, 2017. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, trade accounts receivable, inventories, intangible assets, income taxes, and revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our audited consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our audited consolidated financial statements.
Employee benefit plans
The net periodic pension cost for 2017 and projected benefit obligation as of December 31, 2017 were $4.8 million and $142.6 million, respectively, for our U.S. pension plan. The net periodic cost for 2017 and projected benefit obligation as of December 31, 2017 were $10.8 million and $918.5 million, respectively, for our international pension plans. The net periodic post-retirement benefit for 2017 and expected post-retirement benefit obligation as of December 31, 2017 for our U.S. post-retirement medical benefit plan were $2.6 million and $2.7 million, respectively.

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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2017, the weighted average return on assets assumption was 6.50% for the U.S. plan and 3.86% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $6.4 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2017, the weighted average discount rate assumption was 3.5% for the U.S. plan and 1.0% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $11.0 million after tax.
In early 2016, in order to reduce the size and potential volatility of our U.S. defined benefit pension plan obligation, we offered approximately 700 former employees who had deferred vested pension plan benefits a one-time option to receive a lump sum distribution of their benefits. Based upon the eligible participant acceptance, $14.6 million was paid from plan assets to these former employees in the second quarter of 2016 with a corresponding decrease in the benefit obligation. The Company incurred a one-time non-cash settlement charge recorded in other charges (income), net during the second quarter of 2016 of approximately $8.2 million, of which $8.0 million, $4.9 million after tax, was reclassified from accumulated other comprehensive income.
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
Trade accounts receivable
As of December 31, 2017, trade accounts receivable were $528.6 million, net of a $15.5 million allowance for doubtful accounts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.
Inventories
As of December 31, 2017, inventories were $255.4 million.

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
Goodwill and other intangible assets
As of December 31, 2017, our consolidated balance sheet included goodwill of $539.8 million and other intangible assets of $226.7 million.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluations of goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
If we are unable to conclude whether the goodwill asset is not impaired after considering the totality of events and circumstances during our qualitative assessment, we perform the first step of the two-step impairment test by estimating the fair value of the goodwill asset and comparing the fair value to the carrying amount of the goodwill asset. If the carrying amount of the goodwill asset exceeds its fair value, then we perform the second step of the impairment test to measure the amount of the impairment loss, if any.
If we are unable to conclude whether the indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances, we perform an impairment test to measure the amount of the impairment loss, if any.
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
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $574.2 million for the year ended December 31, 2017, each increase of $5.7 million in tax expense would increase our effective tax rate by 1%.
Revenue recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfer upon shipment. In countries where title cannot legally transfer before delivery, we defer revenue recognition until delivery has occurred. We generally maintain the right to accept or reject a product return in our terms and conditions and also maintain appropriate accruals for outstanding credits. Shipping and handling costs charged to customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, we do not sell software products without the related hardware instrument as the software is embedded in the instrument. Our products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products. To the extent our solutions have a significant post-shipment obligation, revenue is deferred on the undelivered element until the obligation has been completed. We also sometimes enter into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have stand-alone value and the performance of undelivered items is probable and within our control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install, and geographic location.
Certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon transfer of title and risk of loss to distributors. Distributor discounts are offset against revenue at the time such revenue is recognized.

Service revenue not under contract is recognized upon the completion of the service performed. Spare parts sold on a stand-alone basis are recognized upon title and risk of loss transfer which are generally at the time of shipment. Revenues from service contracts are recognized ratably over the contract period. These contracts represent an obligation to perform repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance on a customer’s pre-defined equipment over the contract period. Service contracts are separately priced and payment is typically received from the customer at the beginning of the contract period.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated

Framework (2013). Based on our assessment, we concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report, which covers our internal control over financial reporting, which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	51	President and Chief Executive Officer
Peter Aggersbjerg	49	Head of Laboratory
Marc de La Guéronnière	54	Head of European and North American Market Organizations
William P. Donnelly	56	Executive Vice President
Michael Heidingsfelder	57	Head of Industrial
Simon Kirk	58	Head of Product Inspection
Christian Magloth	52	Head of Human Resources
Waldemar Rauch	55	Head of Process Analytics
Shawn P. Vadala	49	Chief Financial Officer
Olivier A. Filliol has been a director since January 2009. He has been President and Chief Executive Officer of the Company since January 1, 2008. Mr. Filliol served as Head of Global Sales, Service, and Marketing of the Company from April 2004 to December 2007 and Head of Process Analytics of the Company from June 1999 to December 2007. From June 1998 to June 1999, he served as General Manager of the Company’s U.S. checkweighing operations. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company, working in the Geneva, Paris, and Sydney offices.
Peter Aggersbjerg has been Head of Laboratory of the Company since January 2018. From February 2016 to December 2017, he served as the Head of our Laboratory Weighing strategic business unit. He served as the Global BU Head for Medela's Neonatal Care business and a member of their Group management from February 2011 until joining the Company in February 2016. Prior to Medela, Mr. Aggersbjerg was CEO for Swissimplant from July 2010 to February 2011, Vernal from October 2006 to December 2008, and Tytex from October 2001 to October 2006.
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
Certifications
Our Chief Executive Officer and Chief Financial Officer provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement.

Item 11.	Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information —Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2018 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2017” is included within Note 11 to the financial statements.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2018 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2018 Proxy Statement is hereby incorporated by reference.
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
Date: February 8, 2018

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol	President and Chief Executive Officer
Olivier A. Filliol

/s/ William P. Donnelly	Executive Vice President
William P. Donnelly

/s/ Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala

/s/ Olivier A. Filliol	Director
Olivier A. Filliol

/s/ Wah-Hui Chu	Director
Wah-Hui Chu

/s/ Francis A. Contino	Director
Francis A. Contino

/s/ Elisha Finney	Director
Elisha Finney

/s/ Richard Francis	Director
Richard Francis

/s/ Connie L. Harvey	Director
Connie L. Harvey

/s/ Michael A. Kelly	Director
Michael A. Kelly

/s/ Hans Ulrich Maerki	Director
Hans Ulrich Maerki

/s/ Thomas P. Salice	Director
Thomas P. Salice

/s/ Robert F. Spoerry	Director
Robert F. Spoerry

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (1)
3.2	Amended By-laws of the Company, effective as of November 3, 2016 (2)
10.1
Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and certain other financial institutions, dated as of December 17, 2015 (3)

10.11
Note Purchase Agreement dated as of October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America (4)

10.12
Note Purchase Supplement dated July 29, 2013 by and among Mettler-Toledo International Inc., Aviva Life and Annuity Company and Teachers Insurance and Annuity Association of America to a Note Purchase Agreement dated October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life and Annuity Company Royal Neighbors of America (5)

10.13
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc. and Teachers Insurance and Annuity Association of America (6)

10.14
Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited and Massachusetts Mutual Life Insurance Company (7)

10.20	Mettler-Toledo International Inc. 2004 Equity Incentive Plan (8)
10.21	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008 (9)
10.22	Mettler-Toledo International Inc. 2013 Equity Incentive Plan (10)
10.23	Form of Restricted Stock Unit Agreement (11)
10.24	Form of Performance Share Unit Agreement (11)
10.25	Performance Stock Option Agreement (11)
10.26	Form of Stock Option Agreement Directors (11)
10.27	Form of Stock Option Agreement CEO (11)
10.28	Form of Stock Option Agreement NEOs (11)
10.31	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006 (12)
10.32	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009 (12)
10.50*	Employment Agreement between Peter Aggersbjerg and Mettler-Toledo International Inc., dated as of December 15, 2017
10.51	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011 (13)
10.52	Employment Agreement between William Donnelly and Mettler-Toledo GmbH, dated as of November 10, 1997 (1)
10.53	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007 (14)
10.54	Employment Agreement between Michael Heidingsfelder and Mettler-Toledo International Inc., dated as of November 30, 2011 (16)
10.55	Employment Agreement between Simon Kirk and Mettler-Toledo International Inc., dated as of November 28, 2011 (16)
10.56	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010 (13)
10.57	Employment Agreement between Waldemar Rauch and Mettler-Toledo International Inc., dated as of June 10, 2011 (15)
10.59	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016 (11)
10.60	Form of Tax Equalization Agreement between Messrs. Caratsch, Filliol, Kirk, Magloth, and Spoerry, and Mettler-Toledo International Inc., dated October 10, 2007 (9)
10.61	Amendment to Employment Agreement between William Donnelly and Mettler-Toledo International, Inc. dated November 3, 2016 (2)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

E- 1

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated November 8, 2016

(3)	Incorporated by reference to the Company’s Report on Form 8-K dated December 18, 2015

(4)	Incorporated by reference to the Company's Report on Form 8-K dated October 16, 2012

(5)	Incorporated by reference to the Company's Report on Form 8-K dated July 29, 2013

(6)	Incorporated by reference to the Company's Report on Form 8-K dated July 2, 2014

(7)	Incorporated by reference to the Company's Report on Form 8-K dated March 31, 2015

(8)	Incorporated by reference to the Company’s Form DEF 14-A filed March 29, 2004

(9)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(10)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated July 26, 2013 (Reg. No. 333-190181)

(11)	Incorporated by reference to the Company’s Report on Form 10-K dated February 2, 2017

(12)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(13)	Incorporated by reference to the Company's Report on Form 10-K dated February 16, 2011

(14)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(15)	Incorporated by reference to the Company's Report on Form 10-K dated February 13, 2012

(16)	Incorporated by reference to the Company's Report on Form 10-K dated February 8, 2013

*	Filed herewith

E- 2

METTLER-TOLEDO INTERNATIONAL INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mettler-Toledo International Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the excess tax benefits from stock option exercises in 2017.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 8, 2018

We have served as the Company’s auditor since 2005.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2017	2016	2015
Net sales
Products	$2,135,051	$1,957,879	$1,865,884
Service	590,002	550,378	529,563
Total net sales	2,725,053	2,508,257	2,395,447
Cost of sales
Products	833,793	767,753	744,867
Service	317,947	304,917	298,587
Gross profit	1,573,313	1,435,587	1,351,993
Research and development	129,265	119,968	119,076
Selling, general, and administrative	787,464	732,622	700,810
Amortization	42,671	36,052	30,951
Interest expense	32,785	28,026	27,451
Restructuring charges	12,772	6,235	11,148
Other charges (income), net	(5,866)	8,491	(867)
Earnings before taxes	574,222	504,193	463,424
Provision for taxes	198,250	119,823	110,604
Net earnings	$375,972	$384,370	$352,820

Basic earnings per common share:
Net earnings	$14.62	$14.49	$12.75
Weighted average number of common shares	25,713,575	26,517,768	27,680,918
Diluted earnings per common share:
Net earnings	$14.24	$14.22	$12.48
Weighted average number of common and common equivalent shares	26,393,783	27,023,905	28,269,615

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2017	2016	2015

Net earnings	$375,972	$384,370	$352,820

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	83,982	(57,928)	(52,434)
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	1,424	(513)	13,221
Effective portion of (gains) losses included in net earnings	(273)	(4,735)	(8,261)
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(10,378)	(47,788)	(30,759)
Plan amendments and prior service cost	12,056	—	9,189
Amortization of actuarial (gains) losses and plan amendments and prior service cost	14,873	16,730	9,509
Impact of foreign currency	(12,092)	5,885	5,835
Total other comprehensive income (loss), net of tax	89,592	(88,349)	(53,700)

Comprehensive income	$465,564	$296,021	$299,120

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$148,687	$158,674
Trade accounts receivable, less allowances of $15,549 in 2017 and $14,234 in 2016	528,615	454,988
Inventories	255,390	222,047
Other current assets and prepaid expenses	74,031	61,075
Total current assets	1,006,723	896,784
Property, plant, and equipment, net	668,271	563,707
Goodwill	539,838	476,378
Other intangible assets, net	226,718	167,055
Deferred tax assets, net	41,425	33,951
Other non-current assets	66,830	28,902
Total assets	$2,549,805	$2,166,777
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$167,627	$146,593
Accrued and other liabilities	152,834	133,167
Accrued compensation and related items	170,159	140,461
Deferred revenue and customer prepayments	107,166	100,330
Taxes payable	72,210	47,990
Short-term borrowings and current maturities of long-term debt	19,677	18,974
Total current liabilities	689,673	587,515
Long-term debt	960,170	875,056
Deferred tax liabilities, net	51,230	64,306
Other non-current liabilities	301,452	204,957
Total liabilities	2,002,525	1,731,834
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 25,541,393 and 26,020,234 shares at December 31, 2017 and 2016, respectively	448	448
Additional paid-in capital	747,138	730,556
Treasury stock at cost (19,244,618 and 18,765,777 shares at December 31, 2017 and 2016, respectively)	(3,368,182)	(3,006,771)
Retained earnings	3,433,282	3,065,708
Accumulated other comprehensive income (loss)	(265,406)	(354,998)
Total shareholders’ equity	547,280	434,943
Total liabilities and shareholders’ equity	$2,549,805	$2,166,777

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2014	28,243,007	$448	$670,418	$(2,095,656)	$2,357,334	$(212,949)	$719,595
Exercise of stock options and restricted stock units	403,908	—	—	47,393	(17,837)	—	29,556
Repurchases of common stock	(1,556,797)	—	—	(494,966)	—	—	(494,966)
Tax benefit resulting from exercise of certain employee stock options	—	—	12,929	—	—	—	12,929
Share-based compensation	—	—	14,223	—	—	—	14,223
Net earnings	—	—	—	—	352,820	—	352,820
Other comprehensive income (loss), net of tax	—	—	—	—	—	(53,700)	(53,700)
Balance at December 31, 2015	27,090,118	$448	$697,570	$(2,543,229)	$2,692,317	$(266,649)	$580,457
Exercise of stock options and restricted stock units	278,623	—	—	36,450	(10,979)	—	25,471
Repurchases of common stock	(1,348,507)	—	—	(499,992)	—	—	(499,992)
Tax benefit resulting from exercise of certain employee stock options	—	—	17,680	—	—	—	17,680
Share-based compensation	—	—	15,306	—	—	—	15,306
Net earnings	—	—	—	—	384,370	—	384,370
Other comprehensive income (loss), net of tax	—	—	—	—	—	(88,349)	(88,349)
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943
Exercise of stock options and restricted stock units	270,413	—	—	38,586	(9,937)	—	28,649
Repurchases of common stock	(749,254)	—	—	(399,997)	—	—	(399,997)
Share-based compensation	—	—	16,582	—		—	16,582
Effect of accounting change (Note 2)	—	—		—	1,539	—	1,539
Net earnings	—	—	—	—	375,972	—	375,972
Other comprehensive income (loss), net of tax	—	—	—	—	—	89,592	89,592
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net earnings	$375,972	$384,370	$352,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	33,458	32,743	33,087
Amortization	42,671	36,052	30,951
Deferred tax (benefit) provision	(2,745)	1,878	7,137
Share-based compensation	16,582	15,306	14,223
Provisional one-time charge on US tax reform (see Note 13)	71,982	—	—
Gain on facility sale	(3,394)	—	—
Non-cash pension settlement charge	—	8,189	—
Other	243	181	155
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(38,985)	(52,151)	1,625
Inventories	(13,680)	(12,431)	(18,785)
Other current assets	(6,251)	291	(5,119)
Trade accounts payable	11,885	9,633	1,698
Taxes payable	13,615	(3,072)	2,879
Accruals and other	14,972	39,769	19,126
Net cash provided by operating activities	516,325	460,758	439,797
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	11,973	423	949
Purchase of property, plant, and equipment	(127,426)	(123,957)	(82,506)
Acquisitions	(108,445)	(111,381)	(13,779)
Net hedging settlements on intercompany loans	6,554	3,459	(5,415)
Net cash used in investing activities	(217,344)	(231,456)	(100,751)
Cash flows from financing activities:
Proceeds from borrowings	1,244,195	905,774	741,864
Repayments of borrowings	(1,185,172)	(594,178)	(594,477)
Proceeds from exercise of stock options	28,649	25,471	29,556
Repurchases of common stock	(399,997)	(499,992)	(494,966)
Acquisition contingent consideration paid	—	(471)	(572)
Other financing activities	(7,205)	(209)	(1,366)
Net cash used in financing activities	(319,530)	(163,605)	(319,961)
Effect of exchange rate changes on cash and cash equivalents	10,562	(5,910)	(5,461)
Net increase (decrease) in cash and cash equivalents	(9,987)	59,787	13,624
Cash and cash equivalents:
Beginning of period	158,674	98,887	85,263
End of period	$148,687	$158,674	$98,887
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$33,333	$28,025	$27,303
Taxes	$109,730	$92,586	$85,458

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data, unless otherwise stated)

1.	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Mettler-Toledo International Inc. (“Mettler-Toledo” or the “Company”) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics, and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company’s primary manufacturing facilities are located in China, Switzerland, the United States, Germany, the United Kingdom, and Mexico. The Company’s principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland.
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
Goodwill, representing the excess of purchase price over the net asset value of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluations of goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
If the Company is unable to conclude whether the goodwill asset is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs the first step of the two-step impairment test by estimating the fair value of the goodwill asset and comparing the fair value to the carrying amount of the goodwill asset. If the carrying amount of the goodwill asset exceeds its fair value, then the Company performs the second step of the impairment test to measure the amount of the impairment loss, if any.
If the Company is unable to conclude whether the indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances, the Company performs an impairment test to measure the amount of the impairment loss, if any.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Accounting for Impairment of Long-Lived Assets
The Company assesses the need to record impairment losses on long-lived assets with finite lives when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. An impairment loss would be recognized when future estimated undiscounted cash flows expected to result from use of the asset are less than the asset’s carrying value, with the loss measured as the difference between carrying value and estimated fair value.
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
Currency Translation and Transactions
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such non-U.S. dollar functional currency operations are translated at the monthly average exchange rates during the year. Translation gains or losses are accumulated in other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Transaction gains and losses are included as a component of net earnings or in certain circumstances as a component of other comprehensive income (loss) where the underlying item is considered a hedge of a net investment or intercompany notes that are long-term in nature.
Revenue Recognition
Revenue is recognized when title to a product has transferred and any significant customer obligations have been fulfilled. Standard shipping terms are generally FOB shipping point in most countries and, accordingly, title and risk of loss transfer upon shipment. In countries where title cannot legally transfer before delivery, the Company defers revenue recognition until delivery has occurred. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. Shipping and handling costs charged to

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

customers are included in total net sales and the associated expense is recorded in cost of sales for all periods presented. Other than a few small software applications, the Company does not sell software products without the related hardware instrument as the software is embedded in the instrument. The Company’s products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products. To the extent the Company’s solutions have a significant post-shipment obligation, revenue is deferred on the undelivered element until the obligation has been completed. The Company defers the installation portion of product revenue when installation is required, unless such installation is deemed perfunctory. The Company also sometimes enters into certain arrangements that require the separate delivery of multiple goods and/or services. These deliverables are accounted for separately if the deliverables have stand-alone value and the performance of undelivered items is probable and within the Company's control. The allocation of revenue between the separate deliverables is typically based on the relative selling price at the time of the sale in accordance with a number of factors including service technician billing rates, time to install, and geographic location.
Certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the customer upon title transfer. Revenue is recognized on these products upon transfer of title and risk of loss to distributors. Distributor discounts are offset against revenue at the time such revenue is recognized.
Service revenue not under contract is recognized upon the completion of the service performed. Spare parts sold on a stand-alone basis are recognized upon title and risk of loss transfer which are generally at the time of shipment. Revenues from service contracts are recognized ratably over the contract period. These contracts represent an obligation to perform repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance on a customer’s pre-defined equipment over the contract period. Service contracts are separately priced and payment is typically received from the customer at the beginning of the contract period.
Research and Development
Research and development costs primarily consist of salaries, consulting, and other costs. The Company expenses these costs as incurred.
Warranty
The Company generally offers one-year warranties on most of its products. Product warranties are recorded at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, its warranty obligations are affected by product failure rates, material usage, and service costs incurred in correcting a product failure.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Earnings per Common Share
In accordance with the treasury stock method, the Company has included 680,208, 506,137, and 588,697 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2017, 2016, and 2015, respectively, relating to outstanding stock options and restricted stock units. The determination of the common share equivalents for 2017 includes the effect of the adoption of guidance ASU 2016-09 as described in Note 2.
Outstanding options and restricted stock units to purchase or receive 9,824, 102,017, and 112,562 shares of common stock for the years ended December 31, 2017, 2016, and 2015, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
The Company also enters into interest rate swap agreements and cross currency swaps in order to manage its exposure to changes in interest rates. The differential paid or received on interest rate swap agreements is recognized in interest expense over the life of the agreements as incurred. Floating to fixed interest rate swap agreements are accounted for as cash flow hedges. Changes in fair value of outstanding interest rate swap agreements that are effective as cash flow hedges are recognized in other comprehensive income as incurred.
Fair Value Measurements
The Company measures or monitors certain assets and liabilities on a fair value basis. Fair value is used on a recurring basis for assets and liabilities in which fair value is the primary basis of accounting, mainly derivative instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The Company applies the fair value hierarchy established under U.S. GAAP and when possible looks to active and observable markets to price identical assets and liabilities. If identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company's consolidated results as of the acquisition date. The purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values and any consideration in excess of the net assets acquired is recognized as goodwill. Acquisition transaction costs are expensed when incurred.
In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the expected contingent payments as of the acquisition date. Subsequent changes in the fair value of the contingent consideration are recorded to other charges (income), net.
Recent Accounting Pronouncements
In January 2017, the Company adopted ASU 2016-09 to ASC 718 "Compensation - Stock Compensation." The primary impact of adoption was the recognition of excess tax benefits from stock option exercises within the provision for taxes rather than within shareholder's equity and a change in the determination of diluted earnings per common share. The Company adopted the guidance on a prospective basis, and the impact reduced the annual tax rate by 2% in 2017. In addition, the Company recognized additional deferred net tax assets of $1.5 million as a cumulative adjustment within shareholder's equity. The Company also classified on a retrospective basis the excess tax benefits from stock option exercises of $17.7 million and $12.9 million as operating activities in the prior period Statements of Cash Flows. For additional disclosure, see Note 13 to the consolidated financial statements.
In 2014, the FASB issued ASC 606 "Revenue from Contracts with Customers." ASC 606 provides authoritative guidance clarifying the principles for recognizing revenue under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled, in exchange for those goods and services. The Company has completed its assessment of the new standard and expects the impact on its consolidated financial statements to be immaterial. Most of the Company's performance obligations are satisfied at the time the customer takes title, control, and risk of loss of the asset, which is generally upon shipment. The Company does not have variable pricing arrangements that are retrospective (except for rebate programs) or represent a material right to its customers. For transactions with multiple performance obligations, the new standard will not change the timing of revenue recognition or the allocation of the transaction price as the related goods and services are also sold separately and as such have standalone selling prices. Service contracts are recognized ratably over the contract period, which does not exceed a year. The guidance becomes effective for the year beginning January 1, 2018 and the Company will adopt the guidance using the modified retrospective approach.
In March 2017, the FASB issued ASU 2017-7 to ASC 715 "Compensation - Retirement Benefits," which will require the Company to report the non-service cost components of net periodic benefit cost in other charges (income), net. The new guidance must be applied retrospectively and becomes effective for the year beginning January 1, 2018. The non-service costs in 2017 and 2016 were a net benefit of $4.1 million and $9.8 million, respectively. The Company will reclass these amounts from selling, general, and administrative and cost of sales to other charges (income), net in the consolidated statement of operations.
In February 2016, the FASB issued ASU 2016-02 to ASC 842 "Leases." The accounting guidance primarily requires lessees to recognize most leases on their balance sheet as a right to use asset and a lease

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

liability, with the exception of short-term leases. A lessee will continue to recognize lease expense on a straight-line basis for leases classified as operating leases. The guidance will be adopted in 2019 and the Company is evaluating the adoption method it will elect upon implementation. The Company is in the process of reviewing all the current lease data and evaluating the impact of the adoption on the financial statements.
In August 2017, the FASB issued ASU 2017-12 to ASC 815 "Derivatives and Hedging," which modifies hedge accounting by making more hedge strategies eligible for hedge accounting, amending presentation and disclosure requirements, and changing how companies assess effectiveness. The intent is to simplify the application of hedge accounting and increase transparency of information about an entity’s risk management activities. The amended guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company early adopted the guidance which did not have an impact on the Company's consolidated results of operations and financial position.

3.    ACQUISITIONS
In September 2017, the Company acquired all of the shares of Biotix, Inc., a manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market, based in the United States. The initial cash payment was $105 million and the Company may be required to pay additional cash consideration up to a maximum amount of $65 million based upon earnings thresholds in 2018 and 2019. The estimated fair value of the contingent consideration obligation at the acquisition date of $30.7 million relating to the Biotix acquisition was determined using a Monte Carlo simulation based on the Company's forecast of future results. Goodwill recorded in connection with the acquisition totaled $51.7 million, which is included in the Company's U.S. Operations segment. Identified intangible finite-life assets acquired include customer relationships of $49.5 million, technology and patents of $8.0 million, indefinite life tradenames of $7.1 million, and other intangibles of $0.6 million. The identifiable finite-life intangible assets will be amortized on a straight-line basis over periods ranging from 5 to 18 years and the annual aggregate amortization expense is estimated at $3.7 million. Net tangible assets acquired were $18.8 million and recorded at fair value in the consolidated financial statements.
In 2017, the Company also incurred additional acquisition payments totaling $3.8 million. Goodwill recorded in connection with these acquisitions totaled $0.3 million. The Company recorded $3.1 million of identified intangibles primarily pertaining to technology and patents in connection with these acquisitions, which will be amortized on a straight-line basis over 12 years.
In 2016, the Company acquired substantially all of the assets of Henry Troemner, LLC (Troemner), a supplier of lab equipment, weights, and weight calibration based in the United States for an aggregate purchase price of $95.8 million, which has been included into the Company's laboratory instrument offering. Goodwill recorded in connection with the acquisition totaled $33.8 million, which is included in the Company's U.S. Operations segment. The Company identified intangible assets which included customer relationships of $43.9 million, a tradename of $3.4 million, technology and patents of $2.9 million, and other intangibles of $0.5 million. The identifiable intangible assets will be amortized on a straight-line basis over periods ranging from 3 to 25 years and the annual aggregate amortization expense is estimated at $2.7 million. Net tangible assets acquired were $11.3 million and were recorded at estimated fair value in the consolidated financial statements at the acquisition date.

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

4.    INVENTORIES
Inventory consisted of the following at December 31:

	2017	2016
Raw materials and parts	$118,790	$100,408
Work-in-progress	43,035	41,454
Finished goods	93,565	80,185
Total inventory	$255,390	$222,047

5.    FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2017, the interest payments associated with 77% of the Company's debt are fixed obligations. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. As also mentioned in Note 9, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary. For additional disclosures on the fair value of financial instruments, see Note 6.
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
The Company has an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million in borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015 and matures in October 2020.
In March 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in
February 2017 and matures in February 2022.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2017 and 2016 and disclosed in Note 6 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 10 to the consolidated financial statements. A derivative gain of $2.0 million

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

based upon interest rates at December 31, 2017 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2017, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2017 and 2016, as disclosed in Note 6 to the consolidated financial statements. The Company recognized in other charges (income), a net gain of $9.4 million and a net loss of $3.3 million during the years ended December 31, 2017 and 2016, respectively, which offset the related transaction gains (losses) associated with these contracts. At December 31, 2017 and 2016, these contracts had a notional value of $394.8 million and $353.0 million, respectively.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

6.    FAIR VALUE MEASUREMENTS
At December 31, 2017 and 2016, the Company had derivative assets totaling $1.9 million and $0.8 million, respectively, and derivative liabilities totaling $2.4 million and $5.8 million, respectively. The fair values of the interest rate swap agreements, the cross currency swap agreement, and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2017 and 2016.
The Company had $5.6 million and $21.5 million of cash equivalents at December 31, 2017 and 2016, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's fixed interest rate debt exceeds the carrying value by approximately $6.6 million and $4.2 million as of December 31, 2017 and December 31, 2016, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The fair value of the contingent consideration obligation of $30.9 million relating to the Biotix acquisition as of December 31, 2017 is based on the Company's forecast of future results. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.
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
The following table presents, for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017 and 2016:

	December 31, 2017				December 31, 2016
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$5,616	$—	$5,616	$—	$21,513	$—	$21,513	$—
Foreign currency forward contracts not designated as hedging instruments	1,912	—	1,912	—	791	—	791	—
Total	$7,528	$—	$7,528	$—	$22,304	$—	$22,304	$—

Liabilities:
Interest rate swap agreements	$1,292	$—	$1,292	$—	$3,630	$—	$3,630	$—
Cross currency swap agreement	106	—	106	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	986	—	986	—	2,123	—	2,123	—
Total	$2,384	$—	$2,384	$—	$5,753	$—	$5,753	$—

7.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2017	2016
Land	$58,046	$55,885
Building and leasehold improvements	300,850	247,883
Machinery and equipment	382,233	347,344
Computer software	436,249	372,065
Property, plant, and equipment, gross	1,177,378	1,023,177
Less accumulated depreciation and amortization	(509,107)	(459,470)
Property, plant, and equipment, net	$668,271	$563,707

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

8.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2017	2016
Balance at beginning of year	$476,378	$446,284
Goodwill acquired	52,229	41,308
Foreign currency translation	11,231	(11,214)
Balance at year end	$539,838	$476,378
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that, through December 31, 2017, there had been no impairment of these assets.
The components of other intangible assets as of December 31 are as follows:

	2017			2016
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$198,527	$(41,794)	$156,733	$147,466	$(34,672)	$112,794
Proven technology and patents	70,311	(38,890)	31,421	58,394	(35,128)	23,266
Tradenames (finite life)	4,518	(2,807)	1,711	4,182	(2,514)	1,668
Tradenames (indefinite life)	35,562	—	35,562	28,272	—	28,272
Other	3,490	(2,199)	1,291	2,871	(1,816)	1,055
	$312,408	$(85,690)	$226,718	$241,185	$(74,130)	$167,055
The Company recognized amortization expense associated with the above intangible assets of $11.5 million, $8.3 million, and $6.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $13.9 million for 2018, $13.4 million for 2019, $13.0 million for 2020, $12.4 million for 2021, and $11.9 million for 2022. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $10.9 million, $7.1 million after tax, $7.4 million, $5.0 million after tax, and $5.7 million, $3.9 million after tax, for the years ended December 31, 2017, 2016, and 2015, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $31.0 million, $27.5 million, and $24.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

9.    DEBT
Debt consisted of the following at December 31:

	2017	2016
3.67% $50 million Senior Notes due December 17, 2022	$50,000	$50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	149,736	131,507
Debt issuance costs, net	(1,438)	(1,642)
Total Senior Notes	498,298	479,865
$800 million Credit Agreement, interest at LIBOR plus 97.5 basis points(1)	461,872	395,191
Other local arrangements	19,677	18,974
Total debt	979,847	894,030
Less: current portion	(19,677)	(18,974)
Total long-term debt	$960,170	$875,056
(1) See Note 5 for additional disclosures on the financial instruments associated with the Credit Agreement.
3.67% Senior Notes
In 2012, the Company issued and sold $50 million of 3.67% Senior Notes due December 17, 2022 in a private placement. The 3.67% Senior Notes are senior unsecured obligations of the Company. Interest is payable semi-annually in June and December.
The 3.67% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The 3.67% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2017.
Issuance costs approximating $0.4 million are being amortized to interest expense over the ten-year term of the 3.67% Senior Notes.
4.10% Senior Notes
In 2013, the Company issued and sold $50 million of 4.10% Senior Notes due September 19, 2023 in a private placement. The 4.10% Senior Notes are senior unsecured obligations of the Company. Interest on the 4.10% Senior Notes is payable semi-annually in March and September each year.
The 4.10% Senior Notes contain customary affirmative and negative covenants, change in control, and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 4.10% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2017.
Issuance costs approximating $0.4 million are being amortized to interest expense over the ten-year term of the 4.10% Senior Notes.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

3.84% Senior Notes and 4.24% Senior Notes
In 2014, the Company entered into an agreement to issue and sell $250 million of ten-year Senior Notes in a private placement. The Company issued $125 million with a fixed interest rate of 3.84% ("3.84% Senior Notes") in September 2014 and issued $125 million with a fixed interest rate of 4.24% ("4.24% Senior Notes") in June 2015. The Senior Notes are senior unsecured obligations of the Company. Interest on the 3.84% Senior Notes is payable semi-annually in March and September each year, beginning in March 2015. Interest on the 4.24% Senior Notes is payable semi-annually in June and December of each year, beginning in December 2015. The 4.24% Senior Notes were used to repay $100 million of 6.3% Senior Notes which were due June 25, 2015.
The 3.84% Senior Notes and 4.24% Senior Notes contain customary affirmative and negative covenants, change in control, and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 3.84% Senior Notes and 4.24% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2017.
Issuance costs approximating $0.9 million are being amortized to interest expense over the ten-year term of the Senior Notes.
1.47% Euro Senior Notes
In 2015, the Company issued in a private placement Euro 125 million with a fixed interest rate of 1.47% fifteen-year Senior Notes ("1.47% Euro Senior Notes"). The Euro Senior Notes are senior unsecured obligations of the Company. The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $18.2 million and an unrealized gain of $5.1 million for the years ended December 31, 2017 and 2016, respectively.
Interest on the 1.47% Senior Notes is payable in June and December each year. The 1.47% Senior Notes contain customary affirmative and negative covenants, change in control, and prepayment provisions, that are substantially similar to those contained in the previously issued debt of the Company as described above. The 1.47% Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2017.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was set at LIBOR plus 97.5 basis points as of December 31, 2017. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are substantially similar to those contained in the previously issued debt of the Company as described above, with which the Company was in compliance as of December 31, 2017. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.1 million of debt extinguishment costs during 2015 related to the Prior Credit Agreement. The Company capitalized $1.1 million in financing fees during 2015 associated with the Credit Agreement which will be amortized to interest expense through 2020. During 2017, the Company increased its borrowing under the Credit Agreement by $66.7 million, which primarily was used to fund the Biotix acquisition as described in Note 3. As of December 31, 2017, approximately $332.6 million was available under the facility.
The Company’s weighted average interest rate was 3.3% and 3.7% for the years ended December 31, 2017 and 2016, respectively.

10.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2017, 3,436,176 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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
Share Repurchase Program
The Company has a share repurchase program of which there was $583.4 million common shares remaining to be repurchased under the program as of December 31, 2017. The share repurchases are expected to be funded from cash balances, borrowings, and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 26.7 million common shares since the inception of the program in 2004 through December 31, 2017, at a total cost of $3.9 billion. During the years ended December 31, 2017 and 2016, the Company spent $400 million and $500 million on the repurchase of 749,254 shares and

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

1,348,507 shares at an average price per share of $533.84 and $370.75, respectively. The Company reissued 270,413 shares and 278,623 shares held in treasury for the exercise of stock options and restricted stock units during 2017 and 2016, respectively.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2017 and 2016:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2015	$(57,394)	$3,016	$(212,271)	$(266,649)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	(47,788)	(47,788)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(513)	—	(513)
Foreign currency translation adjustment	(57,928)	—	5,885	(52,043)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(4,735)	16,730	11,995
Net change in other comprehensive income (loss), net of tax	(57,928)	(5,248)	(25,173)	(88,349)
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	1,678	1,678
Net unrealized gains (loss) on cash flow hedging arrangements	—	1,424	—	1,424
Foreign currency translation adjustment	83,982	—	(12,092)	71,890
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(273)	14,873	14,600
Net change in other comprehensive income (loss), net of tax	83,982	1,151	4,459	89,592
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the twelve month period ended December 31, 2017 and 2016:

	2017	2016	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$1,679	$1,034	Interest expense
Cross currency swap	(1,416)	—	(a)
Foreign currency forward contracts	—	(6,756)	Cost of sales - products
Total before taxes	263	(5,722)
Provision for taxes	536	(987)	Provision for taxes
Total, net of taxes	$(273)	$(4,735)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$20,137	$23,925	(b)
Provision for taxes	5,264	7,195	Provision for taxes
Total, net of taxes	$14,873	$16,730

(a)
The cross currency swap reflects an unrealized gain of $0.2 million recorded in other charges (income) that was offset by underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.2 million recorded in interest expense.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the year ended December 31, 2017.

11.    EQUITY INCENTIVE PLAN
The Company’s equity incentive plan provides employees and directors of the Company additional incentives to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2013 equity incentive plan was approved by shareholders on May 2, 2013 and provides that 2 million shares of common stock, plus any shares that remained available for grant under the Company's prior equity incentive plan as well as options outstanding that terminate without being exercised, may be the subject of awards. The plan provides for the grant of options, restricted stock units, and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options primarily vest equally over a five-year period from the date of grant and have a maximum term of up to ten years and six months. Restricted units primarily vest equally over a five-year period from the date of grant. Performance share units generally vest after a three-year period from the date of the grant based upon satisfaction of the performance condition. The compensation committee of the Board of Directors has generally granted restricted share units to participating managers and non-qualified stock options and performance share units to executive officers.
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
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2016 through December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	1,215,481	$192.63	$274.6
Granted	46,877	671.60
Exercised	(245,562)	116.67
Forfeited	(8,320)	241.83
Outstanding at December 31, 2017	1,008,476	$232.99	$392.2
Options exercisable at December 31, 2017	755,407	$180.66	$331.5
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2017 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

102,357	$89.23	1.7	102,357
124,585	$133.00	2.8	124,585
298,180	$159.96	4.4	298,180
125,523	$244.99	5.9	100,716
357,831	$365.57	8.0	129,569
1,008,476		5.4	755,407
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2017, 2016, and 2015 was $206.56, $118.31, and $92.81, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2017	2016	2015
Risk-free interest rate	2.00%	1.26%	1.65%
Expected life in years	5.8	5.7	5.7
Expected volatility	28%	29%	28%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016, and 2015 was approximately $105.6 million, $69.5 million, and $90.7 million, respectively.
The total fair value of options vested during the years ended December 31, 2017, 2016, and 2015 was approximately $8.3 million, $7.4 million, and $8.6 million, respectively.
During the fourth quarter of 2016, the Company granted 12,678 performance-based options, with a grant-date fair value of $1.5 million. Compensation expense is recognized over the five-year vesting provisions based upon the probability of the performance condition being met.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2016 through December 31, 2017:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2016	70,547	$29.5	4,532	$1.9
Granted	13,202		3,518
Vested	(24,851)		—
Forfeited	(2,509)		—
Outstanding at December 31, 2017	56,389	$34.9	8,050	$5.0
The weighted average grant-date fair value of the restricted stock units granted during years ended 2017 and 2016 was $671.60 and $397.95 per unit, respectively, and the restricted units vest ratably primarily over a five-year period. The total fair value of the restricted stock units on the date of grant of $8.7 million for 2017 and $8.3 million for 2016 will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2017, 2016, and 2015 was approximately $6.8 million, $6.3 million, and $6.0 million, respectively. Approximately $6.5 million and $6.4 million of compensation expense was recognized during the years ended December 31, 2017 and 2016, respectively.
The Company granted performance share units with a market condition. Grantees of performance share units will be eligible to receive shares of the Company's common stock depending upon the Company's total shareholder return relative to the performance of companies in the S&P 500 Healthcare and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero to 200% of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. These awards were valued using a monte carlo simulation based on the following assumptions:

	2017	2016
Risk-free interest rate	1.73%	0.98%
Expected life in years	3.0	3.0
Expected volatility	28%	29%
Expected dividend yield	—	—
As of the date granted, the fair value of the performance share units granted was $844.39 for 2017 and $470.17 for 2016, respectively. The total fair value of the performance share units on the date of the grant was $3.0 million for 2017 and $2.1 million for 2016 and will be recorded as compensation expense on a straight-line basis over the 3-year period.
At December 31, 2017, a total of 2,230,063 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.
As of December 31, 2017, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units, and performance share units was $53.0 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

12.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $17.2 million, $15.4 million, and $16 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees’ compensation for certain periods during the last years of employment. Prior to 2002, the Company’s U.S. operations also provided post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.
The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2017 and 2016:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$138,155	$154,415	$838,277	$818,269	$2,985	$3,272	$979,417	$975,956
Service cost, gross	565	432	29,600	29,936	—	—	30,165	30,368
Interest cost	4,374	4,428	8,511	10,664	70	76	12,955	15,168
Actuarial losses (gains)	6,979	845	33,036	42,786	18	318	40,033	43,949
Plan amendments and other	—	—	(15,153)	—	137	150	(15,016)	150
Benefits paid	(7,502)	(21,965)	(30,356)	(33,977)	(537)	(831)	(38,395)	(56,773)
Impact of foreign currency	—	—	54,563	(29,401)	—	—	54,563	(29,401)
Benefit obligation at end of year	$142,571	$138,155	$918,478	$838,277	$2,673	$2,985	$1,063,722	$979,417
Change in plan assets:
Fair value of plan assets at beginning of year	$104,103	$119,118	$716,169	$725,597	$—	$—	$820,272	$844,715
Actual return on plan assets	14,869	6,876	49,055	15,927	—	—	63,924	22,803
Employer contributions	97	74	22,961	22,291	400	681	23,458	23,046
Plan participants’ contributions	—	—	13,503	13,277	137	150	13,640	13,427
Benefits paid	(7,502)	(21,965)	(30,356)	(33,977)	(537)	(831)	(38,395)	(56,773)
Impact of foreign currency and other	—	—	36,883	(26,946)	—	—	36,883	(26,946)
Fair value of plan assets at end of year	$111,567	$104,103	$808,215	$716,169	$—	$—	$919,782	$820,272
Funded status	$(31,004)	$(34,052)	$(110,263)	$(122,108)	$(2,673)	$(2,985)	$(143,940)	$(159,145)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Other non-current assets	$—	$—	$40,493	$10,530	$—	$—	$40,493	$10,530
Accrued and other liabilities	(88)	(92)	(4,990)	(4,293)	(411)	(467)	(5,489)	(4,852)
Pension and other post-retirement liabilities	(30,916)	(33,960)	(145,766)	(128,345)	(2,262)	(2,518)	(178,944)	(164,823)
Accumulated other comprehensive loss (income)	61,819	69,528	254,870	255,855	(2,365)	(5,057)	314,324	320,326
Total	$30,815	$35,476	$144,607	$133,747	$(5,038)	$(8,042)	$170,384	$161,181
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2017 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Plan amendments and prior service cost	$—	$(30,698)	$(372)	$(31,070)	$(24,289)
Actuarial losses (gains)	61,819	285,568	(1,993)	345,394	257,274
Total	$61,819	$254,870	$(2,365)	$314,324	$232,985
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2017:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$(1,153)	$14,330	$18	$13,195	$10,378
Plan amendment	—	(15,153)	—	(15,153)	(12,056)
Amortization of:
Actuarial (losses) gains	(6,556)	(23,144)	1,895	(27,805)	(20,821)
Plan amendments and prior service cost	—	6,897	779	7,676	5,948
Impact of foreign currency	—	16,085	—	16,085	12,092
Total	$(7,709)	$(985)	$2,692	$(6,002)	$(4,459)
The accumulated benefit obligations at December 31, 2017 and 2016 were $142.6 million and $138.2 million, respectively, for the U.S. defined benefit pension plan and $785.7 million and $818.9 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2017 were $202.3 million, $192.0 million, and $50.0 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.		Non-U.S.
	2017	2016	2017	2016
Discount rate	3.49%	3.97%	0.97%	0.98%
Compensation increase rate	n/a	n/a	0.87%	0.85%
Expected long-term rate of return on plan assets	6.50%	6.75%	3.86%	4.09%
The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2017	2016	2015	2017	2016	2015
Discount rate	3.97%	4.27%	4.00%	0.98%	1.31%	1.65%
Compensation increase rate	n/a	n/a	n/a	0.85%	1.03%	1.61%
Expected long-term rate of return on plan assets	6.75%	7.25%	7.50%	4.09%	4.58%	4.82%
Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan include the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost, net	$565	$432	$837	$16,341	$16,804	$18,664	$—	$—	$—	$16,906	$17,236	$19,501
Interest cost on projected benefit obligations	4,374	4,428	6,431	8,511	10,664	14,071	70	76	139	12,955	15,168	20,641
Expected return on plan assets	(6,737)	(7,781)	(9,575)	(30,349)	(33,168)	(36,832)	—	—	—	(37,086)	(40,949)	(46,407)
Recognition of actuarial losses/(gains) and prior service costs	6,556	7,606	7,626	16,247	12,923	10,639	(2,674)	(4,567)	(5,247)	20,129	15,962	13,018
Settlement charge	—	7,963	—	—	—	—	—	—	—	—	7,963	—
Net periodic pension cost / (benefit)	$4,758	$12,648	$5,319	$10,750	$7,223	$6,542	$(2,604)	$(4,491)	$(5,108)	$12,904	$15,380	$6,753
The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2018 are as follows:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total
Plan amendments and prior service costs	$—	$(6,966)	$(372)	$(7,338)
Actuarial losses (gains)	5,804	21,620	(1,250)	26,174
Total	$5,804	$14,654	$(1,622)	$18,836
The projected post-retirement benefit obligation was principally determined using discount rates of 2.55% in 2017 and 3.41% in 2016. Net periodic post-retirement benefit cost was principally determined using discount rates of 3.41% in 2017, 3.54% in 2016, and 4.00% in 2015. The health care cost trend rate was 7.0% in 2017, 7.5% in 2016, and 8.00% in 2015, decreasing to 5.00% in 2022. A one-percentage-point change in health care cost trend rates would have an immaterial impact on total service and interest cost components and the post-retirement benefit obligation.

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
The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP is generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.
The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2017				December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$154,751	$—	$—	$154,751	$131,468	$—	$—	$131,468
Equity Securities:
Mettler-Toledo Stock	3,154	—	—	3,154	2,846	—	—	2,846
Equity Mutual Funds:
U.S.(1)	6,011	27,984	—	33,995	5,860	24,257	—	30,117
International(2)	80,836	61,341	—	142,177	54,760	52,404	—	107,164
Emerging Markets(3)	100,346	1,096	—	101,442	78,999	793	—	79,792
Fixed Income Securities:
Corporate/Government Bonds(4)	72,334	—	—	72,334	69,578	—	—	69,578
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	23,421	1,514	24,935	—	19,955	1,300	21,255
Core Bond(6)	136,157	57,499	—	193,656	121,884	52,955	—	174,839
Real Asset Mutual Funds:
Real Estate(7)	79,218	8,836	—	88,054	69,284	—	—	69,284
Commodities(8)	37,302	—	—	37,302	22,964	—	5,594	28,558
Other Types of Investments:
Global Allocation Funds(9)	11,781	12,545	—	24,326	11,981	11,285	—	23,266
Insurance Linked Securities(10)	12,147	—	—	12,147	—	—	—	—
Total assets in fair value hierarchy	$694,037	$192,722	$1,514	$888,273	$569,624	$161,649	$6,894	$738,167
Investments measured at net asset value:
Emerging Markets (3)				5,950				4,407
Multi-Strategy Fund of Hedge Funds (11)				25,559				77,698
Total pension assets at fair value				$919,782				$820,272
_______________________________________

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

(7)	Represents mutual funds invested in real estate located primarily in Switzerland.

(8)	Represents commodity funds invested across a broad range of sectors.

(9)	Represents mutual funds invested globally in both equities and fixed income securities.

(10)	Represents a broadly diversified portfolio of assets that carry exposure to insurance risks, particularly insurance linked securities.

(11)
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

The fair value of the Company’s stock and corporate and government bonds are valued at the year-end closing price as reported on the securities exchange on which they are traded. Mutual funds are valued at the exchange-listed year end closing price or at the net asset value of shares held by the fund at the end of the year. Insurance contracts are valued by discounting the related cash flows using a current year end market rate or at cash surrender value, which is presumed to equal fair value. Funds of hedge funds are valued at the net asset value of shares held by the fund at the end of the year.
The following table presents a roll-forward of activity for the years ended December 31, 2017 and 2016 for Level 3 asset categories:

	Commodities	Insurance Contract	Total
Balance at December 31, 2015	$33,505	$1,367	$34,872
Actual return on plan assets:
Related to assets held at end of year	—	25	25
Related to assets sold during the year	(2,857)	—	(2,857)
Sales	(21,278)	(38)	(21,316)
Impact of foreign currency	(3,776)	(54)	(3,830)
Balance at December 31, 2016	$5,594	$1,300	$6,894
Actual return on plan assets:
Related to assets held at end of year	—	21	21
Related to assets sold during the year	—	—	—
Sales	(5,711)	(98)	(5,809)
Purchases	—	108	108
Impact of foreign currency	117	183	300
Balance at December 31, 2017	$—	$1,514	$1,514
There were no transfers between any asset levels during the years ended December 31, 2017 and 2016.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy	Total
2018	$7,972	$45,118	$411	$53,501
2019	8,140	43,125	400	51,665
2020	8,344	45,352	265	53,961
2021	8,453	42,561	249	51,263
2022	8,641	43,990	227	52,858
2023-2028	43,855	219,011	769	263,635
In 2018, the Company expects to make employer pension contributions of approximately $25.9 million to its non-U.S. pension plan and employer contributions of approximately $0.4 million to its U.S. post-retirement medical plan.
In February 2016, the Company offered former employees a one-time option to receive a lump sum distribution of their vested pension plan benefits. Based upon the eligible participant acceptance, $14.6 million was paid from plan assets to these former employees in the second quarter of 2016 with a corresponding decrease in the benefit obligation. The Company incurred a one-time non-cash settlement charge recorded in other charges (income), net during the second quarter of 2016 of approximately $8.2 million, of which $8.0 million, $4.9 million after tax, was reclassified from accumulated other comprehensive income.

13.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2017	2016	2015
United States	$45,105	$37,363	$20,992
Non-United States	529,117	466,830	442,432
Earnings before taxes	$574,222	$504,193	$463,424

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The provisions for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2017:
United States federal	$55,660	$10,173	$65,833
State and local	361	3,471	3,832
Non-United States	144,974	(16,389)	128,585
Total	$200,995	$(2,745)	$198,250
Year ended December 31, 2016:
United States federal	$20,116	$(4,817)	$15,299
State and local	2,947	1,149	4,096
Non-United States	94,882	5,546	100,428
Total	$117,945	$1,878	$119,823
Year ended December 31, 2015:
United States federal	$11,071	$3,029	$14,100
State and local	2,164	617	2,781
Non-United States	90,232	3,491	93,723
Total	$103,467	$7,137	$110,604
The provisions for tax expense for the years ended December 31, 2017, 2016, and 2015 differed from the amounts computed by applying the United States federal income tax rate of 35% to the earnings before taxes as a result of the following:

	2017	2016	2015
Expected tax	$200,978	$176,467	$162,198
United States state and local income taxes, net of federal income tax benefit	376	3,064	2,551
Change in valuation allowance (excluding U.S. tax reform)	—	—	(1,098)
Net effect of U.S. tax reform (see below)	71,982	—	—
Non-United States income taxes at other than a 35% rate	(43,691)	(65,917)	(54,798)
Excess tax benefits from stock option exercises	(35,171)	—	—
Other, net	3,776	6,209	1,751
Total provision for taxes	$198,250	$119,823	$110,604

As discussed further below, the 2017 provision for income taxes includes a provisional one-time charge of $72 million. Our annual effective tax rate in 2017 was 22% excluding this one-time charge. The reduction in the Company's annual effective tax rate from 24% in 2016 and 2015 to 22% (excluding the one-time charge) in 2017 is primarily related to the Company's adoption of ASU 2016-09 pertaining to excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") significantly revised U.S. corporate income tax law. The Act includes, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for taxable years beginning after December 31, 2017, and the implementation of a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax") that is payable over a period of up to eight years.

The Company has recorded a provisional one-time charge of $72 million relating to the Act during the fourth quarter of 2017. Of this amount, $59 million is expected to be payable over a period of up to 8 years of which $48 million is included as a component of other non-current liabilities, $7 million is included in deferred tax liabilities and $4 million is included in taxes payable. The components of the Company's provisional one-time charge include:

•
A one-time cash charge of $59 million for un-repatriated foreign earnings due to the estimated Transition Tax of $52 million, and $7 million of foreign withholding taxes, and U.S. federal, state, and local taxes related to the reassessment of planned repatriation of certain foreign earnings that were previously determined to be permanently reinvested. All other undistributed earnings are considered permanently reinvested.

•
A one-time non-cash charge of $13 million primarily related to changes in the current year treatment of certain deferred tax items and other non-cash items. The effect of remeasuring the U.S. net deferred tax balances resulting from the reduction of the U.S. income tax rate from 35% to 21% was immaterial.

Shortly after the Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) which provides guidance on accounting for the Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Act enactment, during which a company acting in good faith may complete the accounting for the impacts of the Act. In accordance with SAB 118, the Company will reflect the income tax effects of the Act in the reporting period in which the accounting is complete.

The Company's accounting for the above items is based upon reasonable estimates of the tax effects of the Act; however, its estimates may change upon the finalization of its implementation and additional interpretive guidance from regulatory authorities. Among other things, the Company needs to complete its analysis of historical foreign earnings and related taxes paid and its analysis of foreign cash equivalents. In addition, the Company needs to complete its analysis of deemed repatriation of deferred foreign income and related state tax effects.

The Company will complete its accounting for the above tax effects of the Act during 2018 as provided in SAB 118 and will reflect any adjustments to its provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.

Additionally, certain provisions of the Act are not effective until 2018. The Company is in the process of evaluating the impact of these provisions and has not yet recorded any impact in the financial statements, nor have we made any accounting policy elections with respect to these items.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2017	2016
Deferred tax assets:
Inventory	$13,779	$17,612
Accrued and other liabilities	62,175	93,379
Accrued post-retirement benefit and pension costs	55,545	72,004
Net operating loss and tax credit carryforwards	32,247	15,844
Other	12,099	10,326
Total deferred tax assets	175,845	209,165
Less valuation allowance	(12,857)	(10,730)
Total deferred tax assets less valuation allowance	162,988	198,435
Deferred tax liabilities:
Inventory	4,730	3,741
Property, plant, and equipment	50,440	56,718
Acquired intangibles amortization	66,755	77,295
Prepaid post-retirement benefit and pension costs	27,747	36,741
International earnings	23,121	19,575
Unrealized currency gains	—	34,720
Total deferred tax liabilities	172,793	228,790
Net deferred tax (liability) asset	$(9,805)	$(30,355)

The increase in the valuation allowance during 2017 is primarily attributable to increases in valuation allowances against the Company's state net operating losses. Upon adoption of ASU 2016-09 in the first quarter of 2017, the Company recorded $69 million in additional deferred tax assets related primarily to U.S. tax credit carryforwards which arose directly from tax deductions for share-based compensation arrangements, against which a full valuation allowance was recorded in the first quarter and subsequently released in the fourth quarter, along with $11 million of other pre-existing valuation allowances, in connection with the determination of the Transition Tax related to the Act as described above.

The Company continues to record valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in various worldwide jurisdictions.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2017	2016
Unrecognized tax benefits at beginning of year	$20,240	$15,259
Increases related to current tax positions	2,484	7,824
Increases (decreases) related to prior year tax positions	1,434	(885)
Decreases relating to taxing authority settlements	(856)	(794)
Decreases resulting from a lapse of the applicable statute of limitations	(186)	(896)
Other, net	974	(268)
Unrecognized tax benefits at end of year	$24,090	$20,240

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Included in the balance of unrecognized tax benefits at December 31, 2017 and 2016 were $24.1 million and $16.6 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2017 and 2016 was $2.8 million and $2.2 million, respectively.
The Company believes that it is reasonably possible that the unrecognized tax benefit balance could change over the next twelve months, primarily related to potential disputes raised by the taxing authorities over income and expense recognition. The Company does not expect a change would have a material impact on its financial position, results of operations, or cash flows.
The Company plans to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and believes that there will be no additional cost associated with the repatriation of such foreign earnings other than withholding taxes for which a deferred tax liability has been recorded. All other undistributed earnings not subject to the Transition Tax, or any additional outside basis difference inherent in these entities, are considered to be permanently reinvested on which no U.S. deferred income taxes or foreign withholding taxes have been provided. It is not practicable to estimate the amount of deferred tax liability related to these undistributed earnings and additional outside basis differences in these entities due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax.
As of December 31, 2017, the major jurisdictions for which the Company is subject to examinations are Germany for years after 2012, the United States after 2013, France after 2016, Switzerland after 2014, the United Kingdom after 2014, and China after 2013. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

14.    RESTRUCTURING CHARGES
During the past few years, we initiated cost reduction measures. For the years ended December 31, 2017 and 2016, we have incurred $12.8 million and $6.2 million, respectively, of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A roll-forward of the Company’s accrual for restructuring activities for the years ended December 31, 2017 and 2016 is as follows:

Total
Balance at December 31, 2015	$12,211
Restructuring charges	6,235
Cash payments / utilization	(8,376)
Impact of foreign currency	(539)
Balance at December 31, 2016	$9,531
Restructuring charges	12,772
Cash payments / utilization	(12,663)
Impact of foreign currency	980
Balance at December 31, 2017	$10,620

15.    OTHER CHARGES (INCOME), NET
Other charges (income), net consisted of net income of $5.9 million in 2017, compared to net charges of $8.5 million and net income of $0.9 million in 2016 and 2015, respectively. Other charges (income), net includes $1.7 million and $1.1 million of acquisition costs for 2017 and 2016, respectively. Other charges (income), net for 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with the Company's initiative to consolidate certain Swiss operations into a new facility. Other charges in 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of the Company's U.S. pension plan. Other charges (income), net also includes net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items.

16.    COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases certain of its facilities and equipment under operating leases. The future minimum lease payments under non-cancelable operating leases are as follows at December 31, 2017:

2018	$33,939
2019	25,292
2020	17,132
2021	11,729
2022	9,745
Thereafter	11,289
Total	$109,126
Rent expense for operating leases amounted to $36.9 million, $34.9 million, and $33.2 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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
The following tables show the operations of the Company’s reportable segments:

For the Year Ended December 31, 2017	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$944,825	$99,117	$1,043,942	$177,705	$7,659	$1,937,688	$(38,969)	$409,520
Swiss Operations	133,925	563,083	697,008	174,447	5,551	1,374,150	(19,589)	22,171
Western European Operations	673,776	170,820	844,596	117,324	4,052	1,805,294	(7,094)	91,927
Chinese Operations	452,617	232,882	685,499	231,860	7,168	1,068,811	(13,246)	690
Other(a)	519,910	7,934	527,844	72,744	3,474	310,667	(4,131)	15,530
Eliminations and Corporate(b)	—	(1,073,836)	(1,073,836)	(117,496)	5,554	(3,946,805)	(44,397)	—
Total	$2,725,053	$—	$2,725,053	$656,584	$33,458	$2,549,805	$(127,426)	$539,838

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

For the Year Ended December 31, 2016	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$867,962	$90,580	$958,542	$161,539	$6,094	$1,747,338	$(52,255)	$357,785
Swiss Operations	130,674	524,983	655,657	163,663	6,199	1,212,637	(7,260)	21,239
Western European Operations	640,558	176,501	817,059	123,507	4,048	1,120,751	(6,857)	82,500
Chinese Operations	386,541	219,766	606,307	187,924	6,879	702,571	(16,288)	636
Other(a)	482,522	7,709	490,231	64,060	3,461	277,476	(4,540)	14,218
Eliminations and Corporate(b)	—	(1,019,539)	(1,019,539)	(117,696)	6,062	(2,893,996)	(36,757)	—
Total	$2,508,257	$—	$2,508,257	$582,997	$32,743	$2,166,777	$(123,957)	$476,378

For the Year Ended December 31, 2015	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$826,354	$87,488	$913,842	$147,491	$6,153	$1,487,422	$(7,113)	$317,856
Swiss Operations	133,684	498,642	632,326	160,763	6,488	1,134,648	(6,650)	21,841
Western European Operations	620,128	165,532	785,660	107,424	4,076	1,010,639	(5,940)	92,389
Chinese Operations	376,291	214,887	591,178	165,532	7,086	506,390	(14,770)	692
Other(a)	438,990	8,087	447,077	50,821	2,883	260,276	(4,306)	13,506
Eliminations and Corporate(b)	—	(974,636)	(974,636)	(99,924)	6,401	(2,440,040)	(43,727)	—
Total	$2,395,447	$—	$2,395,447	$532,107	$33,087	$1,959,335	$(82,506)	$446,284

(a)	Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit follows:

	2017	2016	2015
Earnings before taxes	$574,222	$504,193	$463,424
Amortization	42,671	36,052	30,951
Interest expense	32,785	28,026	27,451
Restructuring charges	12,772	6,235	11,148
Other charges (income), net	(5,866)	8,491	(867)
Segment profit	$656,584	$582,997	$532,107
During 2017, restructuring charges of $12.8 million were recognized, of which $6.2 million, $1.8 million, $3.0 million, $0.8 million, and $1.0 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $6.2 million were recognized in 2016, of which $2.0 million, $1.5 million, $2.4 million, $0.2 million, and $0.2 million relate to the Company's U.S., Swiss, Western European, Chinese, and Other Operations, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A breakdown of the Company's sales by product category for the years ended December 31 follows:

	2017	2016	2015
Laboratory	$1,358,493	$1,225,000	$1,154,905
Industrial	1,158,335	1,067,858	1,034,310
Retail	208,225	215,399	206,232
Total net sales	$2,725,053	$2,508,257	$2,395,447
In certain circumstances, our operating segments sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment, net for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2017	2016	2015	2017	2016
United States	$888,241	$815,153	$768,815	$220,401	$168,494
Other Americas	162,672	153,607	157,962	3,406	3,833
Total Americas	1,050,913	968,760	926,777	223,807	172,327
Germany	192,126	182,644	176,491	49,376	28,393
France	130,427	118,681	110,477	6,386	5,009
United Kingdom	64,361	61,513	71,679	19,617	12,631
Switzerland	63,090	62,115	64,622	259,007	246,312
Other Europe	399,923	374,008	349,178	8,050	6,511
Total Europe	849,927	798,961	772,447	342,436	298,856
China	439,373	374,996	362,950	92,269	83,713
Rest of World	384,840	365,540	333,273	9,759	8,811
Total Asia/Rest of World	824,213	740,536	696,223	102,028	92,524
Total	$2,725,053	$2,508,257	$2,395,447	$668,271	$563,707

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2017 and 2016 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Net sales	$594,567	$653,656	$698,799	$778,031
Gross profit	$342,900	$374,917	$400,277	$455,219
Net earnings(1)	$92,466	$101,580	$104,950	$76,976
Basic earnings per common share:
Net earnings	$3.57	$3.94	$4.10	$3.01
Weighted average number of common shares	25,932,112	25,751,374	25,613,433	25,562,542
Diluted earnings per common share:
Net earnings	$3.48	$3.84	$3.99	$2.93
Weighted average number of common and common equivalent shares	26,586,061	26,439,529	26,303,529	26,229,052
Market price per share:
High	$486.90	$601.16	$635.17	$689.11
Low	$414.52	$473.87	$571.25	$606.80

(1) Provision for taxes for 2017 includes a provisional one-time charge of $72 million for the implementation of the Tax Cuts and Jobs Act. Of this amount, $59 million is expected to be paid over a period of up to eight years. The estimated charge may change with the finalization of implementation.

2016
Net sales	$539,674	$608,286	$650,598	$709,699
Gross profit	$299,907	$347,576	$369,494	$418,610
Net earnings	$65,674	$79,588	$101,332	$137,776
Basic earnings per common share:
Net earnings	$2.44	$2.99	$3.84	$5.27
Weighted average number of common shares	26,931,293	26,631,015	26,375,468	26,139,024
Diluted earnings per common share:
Net earnings	$2.40	$2.93	$3.77	$5.17
Weighted average number of common and common equivalent shares	27,421,019	27,143,284	26,888,810	26,631,269
Market price per share:
High	$347.09	$385.50	$419.83	$429.91
Low	$298.14	$347.76	$363.19	$397.73

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Accounts receivable — allowance for doubtful accounts:
Year ended December 31, 2017	$14,234	$1,403	$1,005	$1,093	$15,549
Year ended December 31, 2016	$14,435	$1,087	$(760)	$528	$14,234
Year ended December 31, 2015	$15,961	$883	$(2,302)	$107	$14,435
Deferred tax valuation allowance:
Year ended December 31, 2017	$10,730	$9,513	$72,170	$79,556	$12,857
Year ended December 31, 2016	$25,435	$—	$—	$14,705	$10,730
Year ended December 31, 2015	$36,263	$—	$—	$10,828	$25,435
_______________________________________
Note (A)
For accounts receivable, amounts comprise currency translation adjustments.
For deferred tax valuation allowance in 2017, 2016, and 2015, amounts relate primarily to changes in foreign tax credit carryforwards and R&D credit carryforwards.
Note (B)
For accounts receivable, amounts represent excess of uncollectible balances written off over recoveries of accounts previously written off.
For deferred tax valuation allowance, the decrease in 2017, 2016, and 2015 relates primarily to decreases in foreign tax credit and R&D credit carryforwards.

S- 1