Form 10-Q
period 2018-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2018-05-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 25,392,875 shares of Common Stock outstanding at March 31, 2018.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2018 and 2017
(In thousands, except share data)
(unaudited)

	March 31, 2018	March 31, 2017
Net sales
Products	$510,946	$457,260
Service	149,875	137,307
Total net sales	660,821	594,567
Cost of sales
Products	202,587	175,313
Service	83,301	75,865
Gross profit	374,933	343,389
Research and development	34,713	31,200
Selling, general and administrative	200,674	185,656
Amortization	11,735	10,045
Interest expense	8,359	7,741
Restructuring charges	4,413	1,432
Other charges (income), net	(2,400)	(6,533)
Earnings before taxes	117,439	113,848
Provision for taxes	24,135	21,382
Net earnings	$93,304	$92,466

Basic earnings per common share:
Net earnings	$3.66	$3.57
Weighted average number of common shares	25,468,323	25,932,112

Diluted earnings per common share:
Net earnings	$3.58	$3.48
Weighted average number of common and common equivalent shares	26,095,647	26,586,061

Total comprehensive income, net of tax (Note 9)	$122,194	$116,344

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2018 and December 31, 2017
(In thousands, except share data)
(unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$98,949	$148,687
Trade accounts receivable, less allowances of $17,016 at March 31, 2018
and $15,549 at December 31, 2017	483,919	528,615
Inventories	278,318	255,390
Other current assets and prepaid expenses	66,186	74,031
Total current assets	927,372	1,006,723
Property, plant and equipment, net	696,890	668,271
Goodwill	544,784	539,838
Other intangible assets, net	224,727	226,718
Deferred tax assets, net	41,717	41,425
Other non-current assets	76,417	66,830
Total assets	$2,511,907	$2,549,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$164,639	$167,627
Accrued and other liabilities	159,846	152,834
Accrued compensation and related items	103,793	170,159
Deferred revenue and customer prepayments	130,704	107,166
Taxes payable	63,017	72,210
Short-term borrowings and current maturities of long-term debt	14,883	19,677
Total current liabilities	636,882	689,673
Long-term debt	978,715	960,170
Deferred tax liabilities, net	46,689	51,230
Other non-current liabilities	288,874	301,452
Total liabilities	1,951,160	2,002,525
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;	448	448
issued 44,786,011 and 44,786,011 shares; outstanding 25,392,875 and 25,541,393 shares at March 31, 2018 and December 31, 2017, respectively
Additional paid-in capital	751,492	747,138
Treasury stock at cost (19,393,136 shares at March 31, 2018 and 19,244,618 shares at	(3,481,032)	(3,368,182)
December 31, 2017)
Retained earnings	3,526,355	3,433,282
Accumulated other comprehensive loss	(236,516)	(265,406)
Total shareholders’ equity	560,747	547,280
Total liabilities and shareholders’ equity	$2,511,907	$2,549,805

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2018 and twelve months ended December 31, 2017
(In thousands, except share data)
(unaudited)

						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943
Exercise of stock options and restricted
stock units	270,413	—	—	38,586	(9,937)	—	28,649
Repurchases of common stock	(749,254)	—	—	(399,997)	—	—	(399,997)
Tax benefit resulting from exercise of certain
employee stock options	—	—	—	—	1,539	—	1,539
Share-based compensation	—	—	16,582	—	—	—	16,582
Net earnings	—	—	—	—	375,972	—	375,972
Other comprehensive income (loss),
net of tax	—	—	—	—	—	89,592	89,592
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280
Exercise of stock options and restricted
stock units	39,362	—	—	5,900	(231)	—	5,669
Repurchases of common stock	(187,880)	—	—	(118,750)	—	—	(118,750)
Share-based compensation	—	—	4,354	—	—	—	4,354
Net earnings	—	—	—	—	93,304	—	93,304
Other comprehensive income (loss),
net of tax (Note 9)	—	—	—	—	—	28,890	28,890
Balance at March 31, 2018	25,392,875	$448	$751,492	$(3,481,032)	$3,526,355	$(236,516)	$560,747

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2018 and 2017
(In thousands)
(unaudited)

	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net earnings	$93,304	$92,466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,157	7,966
Amortization	11,735	10,045
Deferred tax benefit	(6,416)	(1,470)
Share-based compensation	4,354	3,822
Gain on facility sale	—	(3,394)
Other	(1,269)	(10)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	54,302	23,289
Inventories	(15,707)	(15,795)
Other current assets	2,419	(2,045)
Trade accounts payable	(3,451)	(10,614)
Taxes payable	(11,640)	(9,209)
Accruals and other	(60,224)	(27,452)
Net cash provided by operating activities	76,564	67,599
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,507	10,003
Purchase of property, plant and equipment	(29,774)	(21,015)
Acquisitions	(500)	—
Net hedging settlements on intercompany loans	3,304	312
Net cash used in investing activities	(22,463)	(10,700)
Cash flows from financing activities:
Proceeds from borrowings	336,512	472,732
Repayments of borrowings	(331,114)	(409,881)
Proceeds from stock option exercises	5,669	8,201
Repurchases of common stock	(118,750)	(124,997)
Net cash used in financing activities	(107,683)	(53,945)

Effect of exchange rate changes on cash and cash equivalents	3,844	3,265

Net increase (decrease) in cash and cash equivalents	(49,738)	6,219

Cash and cash equivalents:
Beginning of period	148,687	158,674
End of period	$98,949	$164,893

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
At March 31, 2018 – Unaudited (Continued)
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
Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials and parts	$122,851	$118,790
Work-in-progress	51,872	43,035
Finished goods	103,595	93,565
	$278,318	$255,390
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
Other intangible assets consisted of the following:

	March 31, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$199,197	$(44,094)	$155,103	$198,527	$(41,794)	$156,733
Proven technology and patents	71,370	(40,395)	30,975	70,311	(38,890)	31,421
Tradename (finite life)	4,650	(2,943)	1,707	4,518	(2,807)	1,711
Tradename (indefinite life)	35,614	—	35,614	35,562	—	35,562
Other	3,661	(2,333)	1,328	3,490	(2,199)	1,291
	$314,492	$(89,765)	$224,727	$312,408	$(85,690)	$226,718
The Company recognized amortization expense associated with the above intangible assets of $3.6 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

$14.1 million for 2018, $13.6 million for 2019, $13.2 million for 2020, $12.6 million for 2021, $12.1 million for 2022 and $11.9 million for 2023. Purchased intangible amortization was $3.4 million, $2.5 million after tax and $2.3 million, $1.5 million after tax for the three months ended March 31, 2018 and 2017, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $8.1 million and $7.5 million for the three months ended March 31, 2018 and 2017, respectively.
Revenue Recognition
Product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred upon shipment or delivery. To the extent the Company’s contracts have a separate performance obligation, revenue related to any post-shipment performance obligation is deferred until completed. Shipping and handling costs charged to customers are included in total net sales and the associated expense is a component of cost of sales. Certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the end customer. Revenue is recognized on these distributor arrangements upon transfer of control to the distributor. Contracts do not contain variable pricing arrangements that are retrospective, except for rebate programs. Rebates are estimated based on expected sales volumes and offset against revenue at the time such revenue is recognized. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. The provisions for estimated returns and rebates are immaterial to the consolidated financial statements.
Certain of the Company’s arrangements include separate performance obligations, primarily related to installation. Such performance obligations are accounted for separately when the deliverables have stand-alone value and the satisfaction of the undelivered performance obligations is probable and within the Company's control. The allocation of revenue between the performance obligations is based on the observable standalone selling prices at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location.
Software is generally not considered a distinct performance obligation with the exception of a few small software applications. The Company does not sell software products without the related hardware instrument as the software is embedded in the product. The Company’s products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products.
Service revenue not under contract is recognized upon the completion of the service performed. Revenue from spare parts sold on a stand-alone basis is recognized when control is transferred to the customer, which is generally at the time of shipment or delivery. Revenue from service contracts is recognized ratably over the contract period using a time-based method. These contracts represent an obligation to perform repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance on a customer’s pre-defined equipment over the contract period.
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
At March 31, 2018 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.4 million and $3.8 million of share-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.
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

Recent Accounting Pronouncements
On January 1, 2018 the Company retrospectively implemented ASU 2017-7 to ASC 715 "Compensation - Retirement Benefits," which requires the Company to report the non-service cost components of net periodic benefit cost (pension cost) in other charges (income), net. These amounts were previously reported in selling, general, and administrative, cost of sales and research and development in the consolidated statement of operations. Non-service pension costs were a benefit of $1.6 million and $0.8 million for the three months ended March 31, 2018 and 2017 respectively.
In February 2016, the FASB issued ASU 2016-02 to ASC 842 "Leases." The accounting guidance primarily requires lessees to recognize most leases on their balance sheet as a right to use asset and a lease liability, with the exception of short term leases. A lessee will continue to recognize lease expense on a straight-line basis for leases classified as operating leases. The guidance becomes effective for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on the financial statements and the timing of adoption including pending proposals regarding the transition option.
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income". The accounting update provided entities with guidance on how to reclassify certain stranded tax

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

effects from accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act, which was a tax bill enacted by the U.S. government in December 2017. The new guidance is effective for the year beginning January 1, 2019 and the Company is still evaluating the impact on the financial statements.

3.	REVENUE
On January 1, 2018, the Company adopted ASC 606 "Revenue from Contracts with Customers" and all the related amendments using the modified retrospective method, whereby the adoption does not impact any prior periods. The effect of adopting the new standard did not require any cumulative effect adjustment to retained earnings as of January 1, 2018. There was no impact to our consolidated statements of operations, balance sheet, or statement of cash flows as of and for the period ended March 31, 2018.
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary by the Company’s reportable segments follows for the three months ended March 31, 2018:

	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$172,501	$25,565	$116,932	$104,292	$91,656	$510,946
Service Revenue:
Point in time	47,619	4,830	34,590	7,127	24,237	118,403
Over time	9,625	2,071	13,850	2,511	3,415	31,472
Total	$229,745	$32,466	$165,372	$113,930	$119,308	$660,821
A summary of revenue by major geographic destination for the three months ended March 31, 2018 follows:

2018
Americas	$252,279
Europe	205,840
Asia / Rest of World	202,702
Total	$660,821
The Company's global revenue mix by product category is laboratory (52% of sales), industrial (40% of sales) and retail (8% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A summary of the Company’s revenue by product category for the three months ended March 31, 2018 is as follows:

2018
Laboratory	$345,159
Industrial	262,656
Retail	53,006
Total	$660,821

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but the Company does not have right to receive payment. Unbilled revenue as of March 31, 2018 was $16.0 million and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

	Customer Pre-payments	Deferred Revenue	Total
Beginning balances as of December 31, 2017	$56,772	$50,394	$107,166
Customer pre-payments/deferred revenue	96,878	54,131	151,009
Revenue recognized	(95,913)	(33,883)	(129,796)
Foreign currency translation	1,161	1,164	2,325
Ending balance as of March 31, 2018	$58,898	$71,806	$130,704
The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general, and administrative expenses. The Company has not disclosed the value of unsatisfied performance obligations other than customer pre-payments and deferred revenue above as most contracts have an expected length of one year or less and amounts greater than one year are immaterial.

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
Cash Flow Hedges
In 2017, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $100 million of borrowings under the Company's credit facility into synthetic Swiss franc debt which allows the Company to effectively change the floating rate LIBOR-based interest payments to a fixed Swiss franc income of 0.01%. The swap began in June 2017 and matures in June 2019.
In 2015, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company's credit agreement to a fixed obligation of 2.25%. The swap began in February 2017 and matures in February 2022.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

In 2013, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million in borrowings under the Company’s credit facility to a fixed obligation of 2.52%. The swap began in October 2015 and matures in October 2020.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2018 and December 31, 2017, respectively, and disclosed in Note 5 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 9 to the consolidated financial statements. A derivative gain of $2.7 million based upon interest rates at March 31, 2018, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through March 31, 2018, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2018 and December 31, 2017 as disclosed in Note 5. The Company recognized in other charges (income), a net gain of $5.7 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2018 and December 31, 2017, these contracts had a notional value of $448.1 million and $394.8 million, respectively.

5.	FAIR VALUE MEASUREMENTS
At March 31, 2018 and December 31, 2017, the Company had derivative assets totaling $2.3 million and $1.9 million, respectively, and derivative liabilities totaling $2.8 million and $2.4 million, respectively. The fair values of the interest rate swap agreement and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2018 and December 31, 2017.
At March 31, 2018 and December 31, 2017, the Company had $10.4 million and $5.6 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The carrying value of the Company's debt exceeds the fair value by approximately $0.4 million as of March 31, 2018.
The fair value of the contingent consideration obligation of $30.9 million relating to the Biotix acquisition as of March 31, 2018 is based on the Company's forecast of future results. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	March 31, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$10,364	$—	$10,364	$—	$5,616	$—	$5,616	$—
Interest rate swap agreements	976	—	976	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	1,371	—	1,371	—	1,912	—	1,912	—
Total	$12,711	$—	$12,711	$—	$7,528	$—	$7,528	$—

Liabilities:
Interest rate swap agreements	$126	$—	$126	$—	$1,292	$—	$1,292	$—
Cross currency swap agreement	2,043	—	2,043	—	106	—	106	—
Foreign currency forward contracts not designated as hedging instruments	659	—	659	—	986	—	986	—
Total	$2,828	$—	$2,828	$—	$2,384	$—	$2,384	$—

6.	INCOME TAXES
The provision for taxes is based upon using the Company's projected annual effective tax rate of 22% before non-recurring discrete items for the three month periods ended March 31, 2018 and 2017. The difference between the Company's projected annual effective tax rate of 22% and its reported tax rate of 21% and 19% during the three months ending March 31, 2018 and 2017, respectively, is related to the timing of excess tax benefits associated with stock option exercises.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") significantly revised U.S. corporate income tax law. The Act includes, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for taxable years beginning after December 31, 2017, and the implementation of a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax") that is payable over a period of up to eight years.

Our accounting for the Act is based upon reasonable estimates, however, the Company estimates may change upon the finalization of the Act's implementation and additional interpretive guidance from regulatory authorities. Among other things, the Company needs to complete its analysis of historical foreign earnings and related taxes paid and its analysis of foreign cash equivalents. In addition, the Company needs to complete its analysis of deemed repatriation of deferred foreign income and related

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

state tax effects. The Company will complete its accounting for the above tax effects of the Act during 2018 as provided in SAB 118 and will reflect any adjustments to its provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.

7.	DEBT
Debt consisted of the following at March 31, 2018:

	March 31, 2018
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% Euro 125 million Senior Notes due June 17, 2030	—	155,260	155,260
Debt issuance costs, net	(1,038)	(349)	(1,387)
Total Senior Notes	348,962	154,911	503,873
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	400,234	74,608	474,842
Other local arrangements	16	14,867	14,883
Total debt	749,212	244,386	993,598
Less: current portion	(16)	(14,867)	(14,883)
Total long-term debt	$749,196	$229,519	$978,715
As of March 31, 2018, the Company had $319.7 million of availability remaining under its Credit Agreement.

In April 2018, two of the Company's non-U.S. pension plans issued a loan of $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loan has an interest rate of LIBOR plus 87.5 basis points and a maturity date of April 2019 and a one year renewal term and, as such, will be classified as short-term debt on the Company's consolidated balance sheet. The proceeds were used to pay down amounts outstanding on the existing credit facility.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The pre-tax unrealized loss recorded in other comprehensive income (loss) related to this net investment hedge was $5.5 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there was $464.7 million common shares remaining to be repurchased under the program as of March 31, 2018. The share repurchases are expected to be funded from cash generated from operating activities, borrowings and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 26.9 million shares since the inception of the program in 2004 through March 31, 2018. During the three months ended March 31, 2018 and 2017, the Company spent $118.8 million and $125.0 million on the repurchase of 187,880 shares and 275,088 shares at an average price per share of $632.03 and $454.37, respectively. The Company reissued 39,362 shares and 76,849 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2018 and 2017, respectively.

9.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income (loss) by component for the periods ended March 31, 2018 and 2017:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	5,915	—	5,915
Foreign currency translation adjustment	28,969	—	(6,464)	22,505
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,215)	3,685	470
Net change in other comprehensive income (loss), net of tax	28,969	2,700	(2,779)	28,890
Balance at March 31, 2018	$(2,371)	$1,619	$(235,764)	$(236,516)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	152	—	152
Foreign currency translation adjustment	24,349	—	(4,546)	19,803
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	211	3,712	3,923
Net change in other comprehensive income (loss), net of tax	24,349	363	(834)	23,878
Balance at March 31, 2017	$(90,973)	$(1,869)	$(238,278)	$(331,120)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2018	2017	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$277	$344	Interest expense
Cross currency swap	(3,710)	—	(a)
Total before taxes	(3,433)	344
Provision for taxes	(218)	133	Provision for taxes
Total, net of taxes	$(3,215)	$211

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$4,811	$5,039	(b)
Provision for taxes	1,126	1,327	Provision for taxes
Total, net of taxes	$3,685	$3,712

(a)
The cross currency swap reflects an unrealized gain of $3.1 million recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $0.6 million recorded in interest expense for the three months ended March 31, 2018.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended March 31, 2018 and 2017.

Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2018	March 31, 2017
Net earnings	$93,304	$92,466
Other comprehensive income (loss), net of tax	28,890	$23,878
Comprehensive income (loss), net of tax	$122,194	$116,344

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

10.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, relating to outstanding stock options and restricted stock units:

	2018	2017
Three months ended	627,324	653,949
Outstanding options and restricted stock units to purchase or receive 56,224 and 93,005 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

11.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost, net	$272	$141	$3,921	$3,988	$—	$—	$4,193	$4,129
Interest cost on projected benefit obligations	1,061	1,094	2,223	2,052	16	18	3,300	3,164
Expected return on plan assets	(1,732)	(1,684)	(7,987)	(7,322)	—	—	(9,719)	(9,006)
Recognition of prior service cost	—	—	(1,794)	(1,879)	(93)	(195)	(1,887)	(2,074)
Recognition of actuarial losses/(gains)	1,451	1,639	5,560	5,947	(313)	(473)	6,698	7,113
Net periodic pension cost/(credit)	$1,052	$1,190	$1,923	$2,786	$(390)	$(650)	$2,585	$3,326

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company expects to make employer contributions of approximately $25.9 million to its non-U.S. pension plan and employer contributions of approximately $0.4 million to its U.S. post-retirement medical plan during the year ended December 31, 2018. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.	RESTRUCTURING CHARGES
For the three months ending March 31, 2018, the Company incurred $4.4 million of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2018 is as follows:

Total
Balance at December 31, 2017	$10,620
Restructuring charges	4,413
Cash payments / utilization	(5,242)
Impact of foreign currency	231
Balance at March 31, 2018	$10,022

13.	OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2018 and 2017 were $1.6 million and $0.8 million, respectively. Other charges (income), net for the three months ended March 31, 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with the Company's initiative to consolidate certain Swiss operations into a new facility.

14.	SEGMENT REPORTING
As disclosed in Note 17 to the Company's consolidated financial statements for the year ending December 31, 2017, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2018	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$229,745	$23,666	$253,411	$34,245	$409,471
Swiss Operations	32,466	143,582	176,048	45,975	22,866
Western European Operations	165,372	41,012	206,384	18,282	95,938
Chinese Operations	113,930	60,407	174,337	59,553	722
Other (a)	119,308	1,640	120,948	13,881	15,787
Eliminations and Corporate (b)	—	(270,307)	(270,307)	(32,390)	—
Total	$660,821	$—	$660,821	$139,546	$544,784

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2017	Customers	Segments	Sales	Profit (c)	Goodwill
U.S. Operations	$215,353	$22,412	$237,765	$38,822	$357,526
Swiss Operations	29,747	127,553	157,300	36,018	21,771
Western European Operations	147,323	42,942	190,265	24,718	83,777
Chinese Operations	90,781	52,932	143,713	44,659	643
Other (a)	111,363	1,597	112,960	13,108	14,935
Eliminations and Corporate (b)	—	(247,436)	(247,436)	(30,792)	—
Total	$594,567	$—	$594,567	$126,533	$478,652

(a)	Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)	2017 segment profit has been adjusted to be consistent with 2018 for the adoption of ASU 2017-7 (as disclosed in Note 2).
A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Earnings before taxes	$117,439	$113,848
Amortization	11,735	10,045
Interest expense	8,359	7,741
Restructuring charges	4,413	1,432
Other charges (income), net	(2,400)	(6,533)
Segment profit	$139,546	$126,533

During the three months ended March 31, 2018, restructuring charges of $4.4 million were recognized, of which $3.6 million, $0.4 million, and $0.4 million related to the Company’s U.S., Swiss, and Western European operations, respectively. Restructuring charges of $1.4 million were recognized during the three months ended March 31, 2017, of which $0.8 million, $0.4 million, $0.1 million and $0.1 million related to the Company's U.S., Swiss, Chinese and Other operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2018 and 2017 (amounts in thousands).

	Three months ended March 31,
	2018		2017
	(unaudited)%		(unaudited)%
Net sales	$660,821	100.0	$594,567	100.0
Cost of sales	285,888	43.3	251,178	42.2
Gross profit	374,933	56.7	343,389	57.8
Research and development	34,713	5.3	31,200	5.3
Selling, general and administrative	200,674	30.4	185,656	31.2
Amortization	11,735	1.8	10,045	1.7
Interest expense	8,359	1.2	7,741	1.3
Restructuring charges	4,413	0.6	1,432	0.2
Other charges (income), net	(2,400)	(0.4)	(6,533)	(1.0)
Earnings before taxes	117,439	17.8	113,848	19.1
Provision for taxes	24,135	3.7	21,382	3.5
Net earnings	$93,304	14.1	$92,466	15.6

Net sales
Net sales were $660.8 million for the three months ended March 31, 2018, compared to $594.6 million for the corresponding period in 2017. This represents an increase in U.S. dollars of 11%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 5% for the three months ended March 31, 2018. The Biotix acquisition contributed approximately 1.5% to local currency net sales for the three months ended March 31, 2018. These results compare to 12% local currency growth in the previous quarter of which the Troemner acquisition contributed approximately 1%. Global market conditions were generally favorable during the first quarter of 2018 and we continue to benefit from the execution of our global sales and marketing programs and development of our robust product portfolio. However, we remain cautious given the economic uncertainty that remains in certain regions of the world and market conditions are subject to change. We will also continue to face difficult prior period comparisons during 2018.
Net sales by geographic destination for the three months ended March 31, 2018 in U.S. dollars increased 6% in the Americas, 12% in Europe and 20% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 5% in the Americas and 10% in Asia/Rest of World and decreased 1% in Europe. The Biotix acquisition contributed approximately 2.5% to our local currency net sales growth in the Americas. A discussion of sales by operating segment is included below.
As described in Note 17 to our consolidated financial statements for the year ended December 31, 2017, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 12% in U.S. dollars and 5% in local currency for the three months ended March 31, 2018 compared to the prior period. The Biotix acquisition contributed approximately 2% to our net sales of products for the three months ended March 31, 2018. Service revenue (including spare parts) increased 9% in U.S. dollars and 3% in local currency during the three months ended March 31, 2018 compared to the corresponding period in 2017.
Net sales of our laboratory-related products and services, which represented approximately 52% of our total net sales for the three months ended March 31, 2018, increased 17% in U.S. dollars and 10% in local currencies during the three months ended March 31, 2018. The local currency increase in net sales of our laboratory-related products includes solid growth in most product categories. The Biotix acquisition also contributed approximately 3% to our net sales growth of laboratory-related products and services.
Net sales of our industrial-related products and services, which represented approximately 40% of our total net sales for the three months ended March 31, 2018, increased 5% in U.S. dollars and decreased 1% in local currencies during the three months ended March 31, 2018. The local currency decrease in net sales of our industrial-related products is related to a decline in product inspection and transportation and logistics, which both had strong growth in the prior year period, offset in part by growth in core-industrial, which included strong growth in China.
Net sales in our food retailing products and services, which represented approximately 8% of our total net sales for the three months ended March 31, 2018, increased 7% in U.S. dollars and was flat in local currencies during the three months ended March 31, 2018. Food retailing included strong project activity in the Americas, offset by reduced net sales in Europe due to difficult prior period comparisons.
Gross profit
Gross profit as a percentage of net sales was 56.7% for the three months ended March 31, 2018 compared to 57.8% for the corresponding period in 2017.
Gross profit as a percentage of net sales for products was 60.4% and 61.7% for the three month periods ended March 31, 2018 and 2017.
Gross profit as a percentage of net sales for services (including spare parts) was 44.4% for the three months ended March 31, 2018 compared to 44.7% for the corresponding period in 2017.
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2018 was primarily due to by the impact of foreign currency translation, unfavorable business mix and initial costs associated with new manufacturing facilities, offset in part by favorable price realization.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.3% for both the three months ended March 31, 2018 and 2017, respectively. Research and development expenses increased 12% in U.S. dollars and 5% in local currencies, during the three months ended March 31, 2018 compared to the corresponding period in 2017 relating to increased research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 30.4% for the three months ended March 31, 2018 compared to 31.2% in the corresponding period during 2017. Selling, general and administrative expenses increased 8% in U.S. dollars and 2% in local currencies, during the three months ended March 31, 2018 compared to the corresponding period in 2017. The local currency increase includes investments in our field sales organization and growth initiatives, offset in part by lower cash incentive expense compared with the expense relating to our strong previous year results and benefits from our cost savings initiatives.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $11.7 million for the three months ended March 31, 2018 and $10.0 million for the corresponding period in 2017.
Interest expense was $8.4 million for the three months ended March 31, 2018 and $7.7 million for the corresponding period in 2017.
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2018 and 2017 were $1.6 million and $0.8 million, respectively. Other charges (income), net for the three months ended March 31, 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with the our initiative to consolidate certain Swiss operations into a new facility.
The provision for taxes is based upon using our projected annual effective tax rate of 22% before non-recurring discrete items for the three month periods ended March 31, 2018 and 2017. The difference between our projected annual effective tax rate of 22% and the Company's reported tax rate of 21% and 19% during the three months ending March 31, 2018 and 2017, respectively, is related to the timing of excess tax benefits associated with stock option exercises.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") significantly revised U.S. corporate income tax law. The Act includes, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for taxable years beginning after December 31, 2017, and the implementation of a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax") that is payable over a period of up to eight years.

Our accounting for the Act is based upon reasonable estimates, however, our estimates may change upon the finalization of the Act's implementation and additional interpretive guidance from regulatory authorities. Among other things, we need to complete our analysis of historical foreign earnings and related taxes paid and our analysis of foreign cash equivalents. In addition, we need to complete our analysis of deemed repatriation of deferred foreign income and related state tax effects. We will complete our accounting for the above tax effects of the Act during 2018 as provided in SAB 118 and will reflect any adjustments to our provisional amounts as an adjustment to the provision for taxes in the reporting period in which the amounts are finally determined.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 17 to our consolidated financial statements for the year ended December 31, 2017.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2018	2017	%
Total net sales	$253,411	$237,765	7%
Net sales to external customers	$229,745	$215,353	7%
Segment profit	$34,245	$38,822	(12)%

Total net sales and net sales to external customers both increased 7% for the three months ended March 31, 2018 compared with the corresponding period in 2017. Net sales to external customers in our U.S. Operations benefited approximately 4% from the Biotix acquisition for the three months ended March 31, 2018. The increase in total net sales and net sales to external customers also includes solid results in our laboratory products against a difficult prior year comparison. We also experienced strong growth in retail due to the timing of project activity, offset in part by a decrease in product inspection related to particularly strong growth in the prior year period.
Segment profit decreased $4.6 million for the three months ended March 31, 2018 compared to the corresponding period in 2017 primarily due to initial costs associated with a new manufacturing facility and continued investments in our field sales and service organization offset in part by benefits from our margin expansion initiatives.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2018	2017	%1)
Total net sales	$176,048	$157,300	12%
Net sales to external customers	$32,466	$29,747	9%
Segment profit	$45,975	$36,018	28%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 12% in U.S. dollars and 6% in local currency for the three months ended March 31, 2018 compared to the corresponding period in 2017. Net sales to external customers increased 9% in U.S. dollars and 5% in local currency during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase in local currency net sales to external customers for the three month period ended March 31, 2018 includes solid growth in most product categories.

Segment profit increased $10.0 million for the three month period ended March 31, 2018 compared to the corresponding period in 2017. Segment profit during the three months ended March 31, 2018 includes the benefit of increased net sales volume, our margin expansion initiatives, lower cash incentive expense and favorable foreign currency translation, offset in part by increases in research and development.

Western European Operations (amounts in thousands)

	Three months ended March 31,
	2018	2017	%1)
Total net sales	$206,384	$190,265	8%
Net sales to external customers	$165,372	$147,323	12%
Segment profit	$18,282	$24,718	(26)%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 8% in U.S. dollars and decreased 5% in local currencies during the three month period ended March 31, 2018 compared to the corresponding period in 2017. Net sales to external customers increased 12% in U.S. dollars and decreased 2% in local currencies during the three month period ended March 31, 2018 compared to the corresponding period in 2017. The local currency decrease in net sales to external customers for the three months ended March 31, 2018 includes a significant decline in food retailing due to very strong project activity in the prior year period. The decline in local currency net sales also includes reduced inter-segment sales volume related to product transfers, as well as strong inter-segment product inspection sales in the previous year period.

Segment profit decreased $6.4 million for the three month period ended March 31, 2018 compared to the corresponding period in 2017. The decrease in segment profit includes a decline in local currency net sales volume (including inter-segment transfers), roll-in costs associated with our Blue Ocean program, increases in research and development, and investments in our sales and service organization, offset in part by benefits from our margin expansion initiatives, lower cash incentive expense and favorable foreign currency translation.
Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2018	2017	%1)
Total net sales	$174,337	$143,713	21%
Net sales to external customers	$113,930	$90,781	25%
Segment profit	$59,553	$44,659	33%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 21% in U.S. dollars and 12% in local currency for the three months ended March 31, 2018 compared to the corresponding period in 2017. Net sales to external customers increased 25% in U.S. dollars and 17% in local currency during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase in local currency net sales to external customers during the three months ended March 31, 2018 reflects strong growth in most product categories, especially laboratory products. While Chinese market conditions are currently favorable we will face difficult prior period comparisons during the remainder of 2018 due to our strong performance in 2017. In addition to the tough comparisons the Chinese economy has historically been volatile and market conditions may deteriorate, especially in industrial markets.

Segment profit increased $14.9 million for the three month period ended March 31, 2018 compared to the corresponding period in 2017. The increase in segment profit for the three month period ended March 31, 2018 includes increased local currency net sales volume, benefits from our margin expansion and cost savings initiatives, and favorable foreign currency translation.

Other (amounts in thousands)

	Three months ended March 31,
	2018	2017	%1)
Total net sales	$120,948	$112,960	7%
Net sales to external customers	$119,308	$111,363	7%
Segment profit	$13,881	$13,108	6%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales and net sales to external customers increased 7% in U.S. dollars and were flat in local currencies during the three month period ended March 31, 2018 compared to the corresponding period in 2017. Local currency growth in laboratory products was offset by declines in food retailing and product inspection related to strong project activity in the prior year period.

Segment profit increased $0.8 million for the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase in segment profit is primarily due to benefits from our margin expansion initiatives and favorable foreign currency translation, offset in part by increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $76.6 million during the three months ended March 31, 2018, compared to $67.6 million in the corresponding period in 2017. The increase in 2018 includes a lower working capital outflow of $7.5 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $29.8 million for the three months ended March 31, 2018 compared to $21.0 million in the corresponding period in 2017. The increase is primarily related to investments in manufacturing facilities. We expect to make net investments in new or expanded manufacturing facilities of $30 million to $40 million over the next two years.
In 2017, we recorded a provisional one-time charge of $72 million for the estimated income tax effect of the Transition Tax associated with the Tax Cuts and Jobs Act of which $59 million is expected to be paid over a period of up to eight years. We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of March 31, 2018, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2018:

	March 31, 2018
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	$50,000	$—	$50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
Euro 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	155,260	155,260
Debt issuance costs, net	(1,038)	(349)	(1,387)
Total Senior Notes	348,962	154,911	503,873
$800 million Credit Agreement, interest at LIBOR plus 87.5 basis points	400,234	74,608	474,842
Other local arrangements	16	14,867	14,883
Total debt	749,212	244,386	993,598
Less: current portion	(16)	(14,867)	(14,883)
Total long-term debt	$749,196	$229,519	$978,715

As of March 31, 2018, approximately $319.7 million was available under our Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

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

In April 2018, two of our non-U.S. pension plans issued a loan of $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loan has an interest rate of LIBOR plus 87.5 basis points and a maturity date of April 2019 and a one year renewal term and, as such, will be classified as short-term debt on our consolidated balance sheet. The proceeds were used to pay down amounts outstanding on the existing credit facility.

Share Repurchase Program
The Company has a share repurchase program of which there was $464.7 million of common shares remaining to be repurchased under the program as of March 31, 2018. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of repurchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 26.9 million shares since the inception of the program through March 31, 2018. During both the three months ended March 31, 2018 and 2017, we spent $118.8 million and $125.0 million on the repurchase of 187,880 shares and 275,088 shares at an average price per share of $632.03 and $454.37, respectively. We reissued 39,362 shares and 76,849 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2018 and 2017, respectively.
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
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.0 million to $1.3 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2018, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $27.2 million in the reported U.S. dollar value of our debt.

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
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2018, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2018 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2018	59,520	$653.43	59,520	$544,529
February 1 to February 28, 2018	60,892	$638.78	60,892	$505,631
March 1 to March 31, 2018	67,468	$607.06	67,468	$464,672
Total	187,880	$632.03	187,880	$464,672

The Company has a share repurchase program of which there was $464.7 million common shares remaining to be repurchased under the program as of March 31, 2018. We have purchased 26.9 million shares since the inception of the program through March 31, 2018.
During both the three months ended March 31, 2018 and 2017, we spent $118.8 million and $125.0 million on the repurchase of 187,880 and 275,088 shares at an average price per share of $632.03 and $454.37, respectively. We reissued 39,362 shares and 76,849 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2018 and 2017, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	May 4, 2018	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith