Form 10-Q
period 2018-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2018-07-27
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2018, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 25,213,828 shares of Common Stock outstanding at June 30, 2018.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2018 and 2017
(In thousands, except share data)
(unaudited)

	June 30, 2018	June 30, 2017
Net sales
Products	$562,476	$512,848
Service	159,520	140,808
Total net sales	721,996	653,656
Cost of sales
Products	221,729	199,586
Service	87,642	78,458
Gross profit	412,625	375,612
Research and development	35,315	32,582
Selling, general and administrative	208,024	195,624
Amortization	11,970	10,249
Interest expense	8,309	8,171
Restructuring charges	7,321	4,023
Other charges (income), net	(1,916)	(1,884)
Earnings before taxes	143,602	126,847
Provision for taxes	32,134	25,267
Net earnings	$111,468	$101,580

Basic earnings per common share:
Net earnings	$4.41	$3.94
Weighted average number of common shares	25,299,414	25,751,374

Diluted earnings per common share:
Net earnings	$4.31	$3.84
Weighted average number of common and common equivalent shares	25,867,383	26,439,529

Comprehensive income, net of tax (Note 9)	$82,263	$134,314

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2018 and 2017
(In thousands, except share data)
(unaudited)

	June 30, 2018	June 30, 2017
Net sales
Products	$1,073,422	$970,108
Service	309,395	278,115
Total net sales	1,382,817	1,248,223
Cost of sales
Products	424,316	374,899
Service	170,943	154,323
Gross profit	787,558	719,001
Research and development	70,028	63,782
Selling, general and administrative	408,698	381,280
Amortization	23,705	20,294
Interest expense	16,668	15,912
Restructuring charges	11,734	5,455
Other charges (income), net	(4,316)	(8,417)
Earnings before taxes	261,041	240,695
Provision for taxes	56,269	46,649
Net earnings	$204,772	$194,046

Basic earnings per common share:
Net earnings	$8.07	$7.51
Weighted average number of common shares	25,383,402	25,841,243

Diluted earnings per common share:
Net earnings	$7.88	$7.32
Weighted average number of common and common equivalent shares	25,979,508	26,514,311

Comprehensive income, net of tax (Note 9)	$204,457	$250,658

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2018 and December 31, 2017
(In thousands, except share data)
(unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$183,190	$148,687
Trade accounts receivable, less allowances of $16,074 at June 30, 2018
and $15,549 at December 31, 2017	486,203	528,615
Inventories	270,047	255,390
Other current assets and prepaid expenses	63,867	74,031
Total current assets	1,003,307	1,006,723
Property, plant and equipment, net	678,706	668,271
Goodwill	536,407	539,838
Other intangible assets, net	219,858	226,718
Deferred tax assets, net	36,880	41,425
Other non-current assets	83,058	66,830
Total assets	$2,558,216	$2,549,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$170,865	$167,627
Accrued and other liabilities	145,892	152,834
Accrued compensation and related items	116,567	170,159
Deferred revenue and customer prepayments	126,835	107,166
Taxes payable	76,606	72,210
Short-term borrowings and current maturities of long-term debt	52,052	19,677
Total current liabilities	688,817	689,673
Long-term debt	1,020,420	960,170
Deferred tax liabilities, net	46,138	51,230
Other non-current liabilities	270,407	301,452
Total liabilities	2,025,782	2,002,525
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 25,213,828 and
25,541,393 shares at June 30, 2018 and December 31, 2017, respectively	448	448
Additional paid-in capital	755,374	747,138
Treasury stock at cost (19,572,183 shares at June 30, 2018, and 19,244,618 shares at December 31, 2017)	(3,595,296)	(3,368,182)
Retained earnings	3,637,629	3,433,282
Accumulated other comprehensive loss	(265,721)	(265,406)
Total shareholders’ equity	532,434	547,280
Total liabilities and shareholders’ equity	$2,558,216	$2,549,805

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2018 and twelve months ended December 31, 2017
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943
Exercise of stock options and restricted
stock units	270,413	—	—	38,586	(9,937)	—	28,649
Repurchases of common stock	(749,254)	—	—	(399,997)	—	—	(399,997)
Effect of accounting change	—	—	—	—	1,539	—	1,539
Share-based compensation	—	—	16,582	—	—	—	16,582
Net earnings	—	—	—	—	375,972	—	375,972
Other comprehensive income (loss),
net of tax	—	—	—	—	—	89,592	89,592
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280
Exercise of stock options and restricted
stock units	68,653	—	—	10,385	(425)	—	9,960
Repurchases of common stock	(396,218)	—	—	(237,499)	—	—	(237,499)
Share-based compensation	—	—	8,236	—	—	—	8,236
Net earnings	—	—	—	—	204,772	—	204,772
Other comprehensive income (loss),
net of tax (Note 9)	—	—	—	—	—	(315)	(315)
Balance at June 30, 2018	25,213,828	$448	$755,374	$(3,595,296)	$3,637,629	$(265,721)	$532,434

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2018 and 2017
(In thousands)
(unaudited)

	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net earnings	$204,772	$194,046
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18,606	15,919
Amortization	23,705	20,294
Deferred tax benefit	(10,109)	(3,840)
Share-based compensation	8,236	7,793
Gain on facility sale	—	(3,394)
Other	(1,200)	230
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	34,509	23,541
Inventories	(19,959)	(21,164)
Other current assets	844	(235)
Trade accounts payable	5,425	(7,176)
Taxes payable	1,268	(9,058)
Accruals and other	(49,338)	(11,579)
Net cash provided by operating activities	216,759	205,377
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	4,530	10,209
Purchase of property, plant and equipment	(61,586)	(48,529)
Acquisitions	(500)	(697)
Net hedging settlements on intercompany loans	7,042	(1,033)
Net cash used in investing activities	(50,514)	(40,050)
Cash flows from financing activities:
Proceeds from borrowings	603,180	672,921
Repayments of borrowings	(502,524)	(615,162)
Proceeds from stock option exercises	9,960	16,935
Repurchases of common stock	(237,499)	(249,949)
Other financing activities	(1,635)	(7,205)
Net cash used in financing activities	(128,518)	(182,460)
Effect of exchange rate changes on cash and cash equivalents	(3,224)	4,793
Net increase (decrease) in cash and cash equivalents	34,503	(12,340)
Cash and cash equivalents:
Beginning of period	148,687	158,674
End of period	$183,190	$146,334

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
At June 30, 2018 – Unaudited (Continued)
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
Inventories consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials and parts	$121,265	$118,790
Work-in-progress	50,186	43,035
Finished goods	98,596	93,565
	$270,047	$255,390
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
Other intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$197,817	$(45,864)	$151,953	$198,527	$(41,794)	$156,733
Proven technology and patents	70,156	(40,720)	29,436	70,311	(38,890)	31,421
Tradenames (finite life)	4,494	(2,817)	1,677	4,518	(2,807)	1,711
Tradenames (indefinite life)	35,520	—	35,520	35,562	—	35,562
Other	3,631	(2,359)	1,272	3,490	(2,199)	1,291
	$311,618	$(91,760)	$219,858	$312,408	$(85,690)	$226,718

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $3.5 million and $2.5 million for the three months ended June 30, 2018 and 2017, respectively and $7.1 million and $5.0 million for the six months ended June 30, 2018 and 2017, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $14.0 million for 2018, $13.4 million for 2019, $13.1 million for 2020, $12.5 million for 2021, $12.0 million for 2022 and $11.8 million for 2023. Purchased intangible amortization was $3.3 million, $2.5 million after tax, and $2.3 million, $1.5 million after tax, for the three months ended June 30, 2018 and 2017, respectively and $6.7 million, $5.0 million after tax, and $4.6 million, $3.0 million after tax, for the six months ended June 30, 2018 and 2017, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $8.4 million and $7.7 million for the three months ended June 30, 2018 and 2017, respectively and $16.5 million and $15.2 million for the six months ended June 30, 2018 and 2017, respectively.
Revenue Recognition
Product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred upon shipping terms. To the extent the Company’s contracts have a separate performance obligation, revenue related to any post-shipment performance obligation is deferred until completed. Shipping and handling costs charged to customers are included in total net sales and the associated expense is a component of cost of sales. Certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the end customer. Revenue is recognized on these distributor arrangements upon transfer of control to the distributor. Contracts do not contain variable pricing arrangements that are retrospective, except for rebate programs. Rebates are estimated based on expected sales volumes and offset against revenue at the time such revenue is recognized. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. The provisions for estimated returns and rebates are immaterial to the consolidated financial statements.
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
At June 30, 2018 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $3.9 million and $8.2 million of share-based compensation expense for the three and six months ended June 30, 2018, respectively, compared to $3.9 million and $7.8 million for the corresponding periods in 2017.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Recent Accounting Pronouncements
On January 1, 2018 the Company retrospectively implemented ASU 2017-7 to ASC 715 "Compensation - Retirement Benefits," which requires the Company to report the non-service cost components of net periodic benefit cost (pension cost) in other charges (income), net. These amounts were previously reported in selling, general, and administrative, cost of sales and research and development in the consolidated statement of operations. Nonservice pension benefits were $1.5 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $3.1 million and $1.9 million and for the six months ended June 30, 2018 and 2017, respectively.
In February 2016, the FASB issued ASU 2016-02 to ASC 842 "Leases." The accounting guidance primarily requires lessees to recognize most leases on their balance sheet as a right to use asset and a lease liability, with the exception of short term leases. A lessee will continue to recognize lease expense on a straight-line basis for leases classified as operating leases. The guidance becomes effective for fiscal years beginning after December 15, 2018. The Company's primary leasing arrangements are related to leased facilities and vehicle fleet leases. The Company is currently evaluating the impact of this guidance.
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income". The accounting update provided entities with guidance on how to reclassify certain stranded tax effects from accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act, which was a tax bill enacted by the U.S. government in December 2017. The new guidance is effective for the year beginning January 1, 2019 and the Company is still evaluating the impact on the financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

3.	REVENUE
On January 1, 2018, the Company adopted ASC 606 "Revenue from Contracts with Customers" and all the related amendments using the modified retrospective method, whereby the adoption does not impact any prior periods. The effect of adopting the new standard did not require any cumulative effect adjustment to retained earnings as of January 1, 2018. There was no impact to our consolidated statements of operations, balance sheet, or statement of cash flows as of and for the period ended June 30, 2018.
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary by the Company’s reportable segments follows for the three and six months ended June 30, 2018:

Three months ended June 30, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$191,511	$25,163	$124,336	$119,709	$101,757	$562,476
Service Revenue:
Point in time	49,985	4,919	33,081	10,885	24,969	123,839
Over time	9,978	2,072	16,355	2,678	4,598	35,681
Total	$251,474	$32,154	$173,772	$133,272	$131,324	$721,996

Six months ended June 30, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$364,012	$50,728	$241,268	$224,002	$193,412	$1,073,422
Service Revenue:
Point in time	97,605	9,748	62,966	18,012	49,208	237,539
Over time	19,602	4,143	34,910	5,188	8,013	71,856
Total	$481,219	$64,619	$339,144	$247,202	$250,633	$1,382,817
A summary of revenue by major geographic destination for the three and six months ended June 30 follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Americas	$274,328	$526,607
Europe	220,718	426,558
Asia / Rest of World	226,950	429,652
Total	$721,996	$1,382,817

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company's global revenue mix by product category is laboratory (51% of sales), industrial (41% of sales) and retail (8% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A summary of the Company’s revenue by product category for the three and six months ended June 30, 2018 is as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
Laboratory	$361,726	$706,885
Industrial	305,277	567,933
Retail	54,993	107,999
Total	$721,996	$1,382,817

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but the Company does not have right to receive payment. Unbilled revenue as of June 30, 2018 was $16.7 million and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

Deferred Revenue and Customer Pre-payments
Beginning balances as of December 31, 2017	$107,166
Customer pre-payments/deferred revenue	282,446
Revenue recognized	(260,280)
Foreign currency translation	(2,497)
Ending balance as of June 30, 2018	$126,835
The Company generally expenses sales commissions when incurred because the amortization period is one year or less. These costs are recorded within selling, general, and administrative expenses. The Company has not disclosed the value of unsatisfied performance obligations other than customer prepayments and deferred revenue above as most contracts have an expected length of one year or less and amounts greater than one year are immaterial.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively, and disclosed in Note 5 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 9 to the consolidated financial statements. A derivative gain of $3.1 million based upon interest rates and foreign currency rates at June 30, 2018, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2018, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2018 and December 31, 2017, respectively, and disclosed in Note 5. The Company recognized in other charges (income), a net loss of $1.5 million and a net gain of $0.1 million during the three months ended June 30, 2018 and 2017, respectively, and a net gain of $4.2 million and $1.9 million during the six months ended June 30, 2018 and 2017, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At June 30, 2018 and December 31, 2017, these contracts had a notional value of $407.1 million and $394.8 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At June 30, 2018 and December 31, 2017, the Company had derivative assets totaling $4.5 million and $1.9 million in both periods, respectively, and derivative liabilities totaling $2.7 million and $2.4 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2018 and December 31, 2017.
At June 30, 2018 and December 31, 2017, the Company had $13.4 million and $5.6 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $0.5 million as of June 30, 2018.
The fair value of the contingent consideration obligation of $30.9 million relating to the Biotix acquisition as of June 30, 2018 is based on the Company's forecast of future results. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	June 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$13,402	$—	$13,402	$—	$5,616	$—	$5,616	$—
Interest rate swap agreements	1,727	—	1,727	—	—	—	—	—
Cross currency swap agreement	1,849	—	1,849	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	925	—	925	—	1,912	—	1,912	—
Total	$17,903	$—	$17,903	$—	$7,528	$—	$7,528	$—

Liabilities:
Interest rate swap agreements	$—	$—	$—	$—	$1,292	$—	$1,292	$—
Cross currency swap agreement	—	—	—	—	106	—	106	—
Foreign currency forward contracts not designated as hedging instruments	2,720	—	2,720	—	986	—	986	—
Total	$2,720	$—	$2,720	$—	$2,384	$—	$2,384	$—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.    INCOME TAXES
The Company's reported tax rate was 22.4% and 19.9% during the three months ended June 30, 2018 and 2017, respectively and 21.6% and 19.4% during the six months ended June 30, 2018 and 2017, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 22.0% before non-recurring discrete tax items for the three and six months periods ended June 30, 2018. The difference between the Company's projected annual effective tax rate of 22.0% and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
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
The Company's accounting for the Act is based upon reasonable estimates, however, the estimates may change upon the finalization of the Act's implementation and additional interpretive guidance from regulatory authorities. Among other things, the Company needs to complete its analysis of historical foreign earnings and related taxes paid and its analysis of foreign cash equivalents. In addition, the Company needs to complete its analysis of deemed repatriation of deferred foreign income and related.
7.    DEBT
Debt consisted of the following at June 30, 2018:

	June 30, 2018
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	50,000	—	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
EUR 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	145,163	145,163
Debt issuance costs, net	(994)	(342)	(1,336)
Total Senior Notes	349,006	144,821	493,827
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	469,719	56,874	526,593
Other local arrangements	359	51,693	52,052
Total debt	819,084	253,388	1,072,472
Less: current portion	(359)	(51,693)	(52,052)
Total long-term debt	$818,725	$201,695	$1,020,420
Credit Agreement
On June 15, 2018 the Company entered into an amended $1.1 billion Credit Agreement (the "Credit Agreement"), which amended its $800 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). As of June 30, 2018, the Company had $566.9 million of availability remaining under its Credit Agreement.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of June 15, 2023. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was set at LIBOR plus 87.5 basis points as of June 15, 2018. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are the same as those contained in the prior Credit Agreement, with which the Company was in compliance as of June 30, 2018. The Company is required to maintain a ratio of funded debt to Consolidated EBITDA of 3.5 to1.0 or less and an interest coverage ration of 3.5 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.1 million of debt extinguishment costs during 2018 related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2018 associated with the Credit Agreement which will be amortized to interest expense through 2023.
Other Local Arrangements
In April 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points and a maturity date of April 2019 and a one year renewal term and, as such, are classified as short-term debt on the Company's consolidated balance sheet. The proceeds were used to repay outstanding amounts on the Company's credit facility.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a gain of $10.1 million and loss $7.1 million for the three months ended June 30, 2018 and 2017, respectively, and a gain of $4.6 million and a loss $10.5 million for the six months periods ended June 30, 2018 and 2017, respectively.

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has a share repurchase program of which there was $345.9 million of remaining common shares to be repurchased under the program as of June 30, 2018. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 27.1 million shares since the inception of the program in 2004 through June 30, 2018. During the six months ended June 30, 2018 and 2017, the Company spent $237.5 million and $249.9 million on the repurchase of 396,218 shares and 505,593 shares at an average price per share of $599.40 and $494.35, respectively. The Company also reissued 68,653 shares and 153,413 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2018 and 2017, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2018 and 2017:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	1,782	—	1,782
Foreign currency translation adjustment	(13,894)	—	3,865	(10,029)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	682	7,250	7,932
Net change in other comprehensive income (loss), net of tax	(13,894)	2,464	11,115	(315)
Balance at June 30, 2018	$(45,234)	$1,383	$(221,870)	$(265,721)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(2,016)	—	(2,016)
Foreign currency translation adjustment	61,299	—	(11,960)	49,339
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,824	7,465	9,289
Net change in other comprehensive income (loss), net of tax	61,299	(192)	(4,495)	56,612
Balance at June 30, 2017	$(54,023)	$(2,424)	$(241,939)	$(298,386)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three months ended June 30,
	2018	2017	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$158	$505	Interest expense
Cross currency swap agreement	4,098	1,412	(a)
Total before taxes	4,256	1,917
Provision for taxes	360	305	Provision for taxes
Total, net of taxes	$3,896	$1,612

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,687	$5,054	(b)
Provision for taxes	1,123	1,301	Provision for taxes
Total, net of taxes	$3,564	$3,753
(a) The cross currency swap reflects an unrealized loss of $4.8 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $0.7 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended June 30, 2018 and 2017.

	Six months ended June 30,
	2018	2017	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$435	$849	Interest expense
Cross currency swap agreement	387	1,412	(a)
Total before taxes	822	2,261
Provision for taxes	140	437	Provision for taxes
Total, net of taxes	$682	$1,824

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$9,498	$10,093	(b)
Provision for taxes	2,248	2,628	Provision for taxes
Total, net of taxes	$7,250	$7,465
(a) The cross currency swap reflects an unrealized loss of $1.8 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $1.4 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the six months ended June 30, 2018 and 2017.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Net earnings	$111,468	$101,580	$204,772	$194,046
Other comprehensive income (loss), net of tax	(29,205)	32,734	(315)	56,612
Comprehensive income, net of tax	$82,263	$134,314	$204,457	$250,658
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six month periods ended June 30, relating to outstanding stock options and restricted stock units:

	2018	2017
Three months ended	567,969	688,155
Six months ended	596,106	673,068
Outstanding options and restricted stock units to purchase or receive 56,419 shares of common stock for the three month period ended June 30, 2018 have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. For the three months ended June 30, 2017, there were no anti-dilutive outstanding options or restricted stock units. Options and restricted stock units to purchase or receive 56,380 and 75,182 for the six month period ended June 30, 2018 and 2017, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost, net	$272	$141	$3,744	$3,952	$—	$—	4,016	4,093
Interest cost on projected benefit obligations	1,061	1,094	2,131	2,053	16	18	3,208	3,165
Expected return on plan assets	(1,732)	(1,684)	(7,688)	(7,629)	—	—	(9,420)	(9,313)
Recognition of prior service cost	—	—	(1,727)	(974)	(93)	(195)	(1,820)	(1,169)
Recognition of actuarial losses/(gains)	1,451	1,639	5,369	5,058	(313)	(474)	6,507	6,223
Net periodic pension cost/(credit)	$1,052	$1,190	$1,829	$2,460	$(390)	$(651)	$2,491	$2,999

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost, net	$544	$282	$7,664	$7,976	$—	$—	8,208	8,258
Interest cost on projected benefit obligations	2,122	2,188	4,354	4,122	32	36	6,508	6,346
Expected return on plan assets	(3,464)	(3,368)	(15,675)	(15,014)	—	—	(19,139)	(18,382)
Recognition of prior service cost	—	—	(3,521)	(2,797)	(186)	(390)	(3,707)	(3,187)
Recognition of actuarial losses/(gains)	2,902	3,278	10,929	10,950	(626)	(948)	13,205	13,280
Net periodic pension cost/(credit)	$2,104	$2,380	$3,751	$5,237	$(780)	$(1,302)	$5,075	$6,315

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, the Company expects to make employer contributions of approximately $25.9 million to its non-U.S. pension plans during the year ended December 31, 2018. This estimate may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    RESTRUCTURING CHARGES
For the three and six months ended June 30, 2018, the Company has incurred $7.3 million and $11.7 million of restructuring expenses which primarily relates to employee and other cost costs associated with the consolidation of facilities. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2018 is as follows:

Total
Balance at December 31, 2017	$10,620
Restructuring charges	11,734
Cash payments and utilization	(13,409)
Impact of foreign currency	(130)
Balance at June 30, 2018	$8,815

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Nonservice pension benefits were $1.5 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $3.1 million and $1.9 million and for the six months ended June 30, 2018 and 2017, respectively. Other charges (income), net for the six months ended June 30, 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with the Company's initiative to consolidate certain Swiss operations into a new facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

14.    SEGMENT REPORTING
As disclosed in Note 17 to the Company's consolidated financial statements for the year ended December 31, 2017, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2018
June 30, 2018	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$251,474	$23,487	$274,961	$42,006	$409,470
Swiss Operations	32,154	148,959	181,113	47,737	21,787
Western European Operations	173,772	45,141	218,913	27,333	89,412
Chinese Operations	133,272	58,588	191,860	65,884	678
Other (a)	131,324	1,463	132,787	17,642	15,060
Eliminations and Corporate (b)	—	(277,638)	(277,638)	(31,316)	—
Total	$721,996	$—	$721,996	$169,286	$536,407

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2018	Customers	Segments	Sales	Profit
U.S. Operations	$481,219	$47,153	$528,372	$76,251
Swiss Operations	64,619	292,541	357,160	93,712
Western European Operations	339,144	86,153	425,297	45,615
Chinese Operations	247,202	118,995	366,197	125,437
Other (a)	250,633	3,103	253,736	31,523
Eliminations and Corporate (b)	—	(547,945)	(547,945)	(63,706)
Total	$1,382,817	$—	$1,382,817	$308,832

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2017
June 30, 2017	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$238,831	$23,092	$261,923	$45,147	$357,782
Swiss Operations	32,287	131,347	163,634	37,950	22,544
Western European Operations	151,161	43,883	195,044	24,709	87,388
Chinese Operations	108,092	57,036	165,128	54,127	653
Other (a)	123,285	2,129	125,414	15,181	15,390
Eliminations and Corporate (b)	—	(257,487)	(257,487)	(29,708)	—
Total	$653,656	$—	$653,656	$147,406	$483,757

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2017	Customers	Segments	Sales	Profit
U.S. Operations	$454,184	$45,505	$499,689	$83,969
Swiss Operations	62,034	258,899	320,933	73,968
Western European Operations	298,484	86,825	385,309	49,427
Chinese Operations	198,873	109,969	308,842	98,787
Other (a)	234,648	3,726	238,374	28,289
Eliminations and Corporate (b)	—	(504,924)	(504,924)	(60,501)
Total	$1,248,223	$—	$1,248,223	$273,939

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Earnings before taxes	$143,602	$126,847	$261,041	$240,695
Amortization	11,970	10,249	23,705	20,294
Interest expense	8,309	8,171	16,668	15,912
Restructuring charges	7,321	4,023	11,734	5,455
Other charges (income), net	(1,916)	(1,884)	(4,316)	(8,417)
Segment profit	$169,286	$147,406	$308,832	$273,939

During the three months ended June 30, 2018, restructuring charges of $7.3 million were recognized, of which $6.4 million, $0.3 million, $0.5 million, and $0.1 million related to the Company’s U.S., Swiss, Western European and Other Operations, respectively. Restructuring charges of $4.0 million were recognized during the three months ended June 30, 2017, of which $2.2 million, $0.5 million, $0.7 million and $0.6 million, related to the Company’s U.S., Swiss, and Western European Operations, respectively. Restructuring charges of $11.7 million were recognized during the six months ended June 30, 2018, of which $10.0 million, $0.7 million, $0.9 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, and Other Operations, respectively. Restructuring charges of

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

$5.5 million were recognized during the six months ended June 30, 2017, of which $3.0 million, $0.9 million, $0.7 million, $0.1 million and $0.8 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2018 and 2017 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$721,996	100.0	$653,656	100.0	$1,382,817	100.0	$1,248,223	100.0
Cost of sales	309,371	42.8	278,044	42.5	595,259	43.0	529,222	42.4
Gross profit	412,625	57.2	375,612	57.5	787,558	57.0	719,001	57.6
Research and development	35,315	4.9	32,582	5.0	70,028	5.1	63,782	5.1
Selling, general and administrative	208,024	28.8	195,624	29.9	408,698	29.6	381,280	30.5
Amortization	11,970	1.7	10,249	1.6	23,705	1.7	20,294	1.6
Interest expense	8,309	1.2	8,171	1.3	16,668	1.2	15,912	1.3
Restructuring charges	7,321	1.0	4,023	0.6	11,734	0.8	5,455	0.4
Other charges (income), net	(1,916)	(0.3)	(1,884)	(0.3)	(4,316)	(0.3)	(8,417)	(0.6)
Earnings before taxes	143,602	19.9	126,847	19.4	261,041	18.9	240,695	19.3
Provision for taxes	32,134	4.5	25,267	3.9	56,269	4.1	46,649	3.8
Net earnings	$111,468	15.4	$101,580	15.5	$204,772	14.8	$194,046	15.5

Net sales
Net sales were $722.0 million and $653.7 million for the three months ended June 30, 2018, and 2017, and $1.4 billion and $1.2 billion for the six months ended June 30, 2018 and June 30, 2017, respectively. This represents an increase of 10% and 11% in U.S. dollars for the three and six months ended June 30, 2018. Excluding the effect of currency exchange rates fluctuations, or in local currencies, net sales increased 7% and 6% for the three and six months ended June 30, 2018. The Biotix acquisition contributed approximately 1.5% to local currency net sales for both the three and six months ended June 30, 2018. These results compare to 10% and 11% local currency growth for the three and six months ended June 30, 2017 of which the Troemner acquisition contributed approximately 2% and 1%, respectively. Global market conditions were generally favorable during the first half of 2018 and we continue to benefit from the execution of our global sales and marketing programs, our robust product portfolio, and investments in our field resources. However, we remain cautious as market conditions are subject to change and economic uncertainties exist in certain regions of the world. We will also face a difficult prior period comparison in China during the second half of 2018.
Net sales by geographic destination for the three and six months ended June 30, 2018 in U.S. dollars increased in the Americas 4% and 5%, in Europe 14% and 13%, and in Asia/Rest of World 15% and 16%, respectively. Our net sales by geographic destination for the three and six months ended June 30, 2018 in local currencies increased in the Americas 4% and 5%, in Europe 7% and 3%, and in Asia/Rest of World 9% and 10%, respectively. The Biotix acquisition contributed approximately 2.5% to our local currency net sales growth in the Americas for both the three and six months ended June 30, 2018. A discussion of sales by operating segment is included below.
As described in Note 17 to our consolidated financial statements for the year ended December 31, 2017, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 10% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2018 and increased 11% in U.S. dollars and 6% in local currencies for the six months ended June 30, 2018, compared to the corresponding periods in 2017. The Biotix acquisition contributed approximately 2% to our net sales of products for both the three and six months ended June 30, 2018. Service revenue (including spare parts) increased by 13% in U.S. dollars and 10% in local currencies for the three months ended June 30, 2018 and increased 11% in U.S. dollars and 6% in local currencies for the six months ended June 30, 2018, compared to the corresponding periods in 2017.
Net sales of our laboratory products and services, which represented approximately 51% of our total net sales increased 14% in U.S. dollars and 10% in local currencies for the three months ended June 30, 2018, and increased 15% in U.S. dollars and 10% in local currencies for the six months ended June 30, 2018. The local currency increase in net sales of our laboratory products includes solid growth in most product categories, especially process analytics. The Biotix acquisition also contributed approximately 3% to our growth of laboratory products and services for both the three and six months ended June 30, 2018.
Net sales of our industrial products and services, which represented approximately 41% of our total net sales increased 6% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2018, and increased 6% in U.S. dollars and 1% in local currencies for the six months ended June 30, 2018. The local currency increase in net sales of our industrial products includes strong growth in core-industrial, offset in part by a decline in product inspection which had strong growth in the prior year comparable periods.
Net sales in our food retailing products and services, which represented approximately 8% of our total net sales increased 11% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2018, and increased 9% in U.S. dollars and 3% in local currencies for the six months ended June 30, 2018. Food retailing included strong project activity in the Americas, offset by reduced net sales in Europe which had strong growth in the prior year six month period.
Gross profit
Gross profit as a percentage of net sales was 57.2% and 57.5% for the three months ended June 30, 2018 and 2017, and 57.0% and 57.6% for the six months ended June 30, 2018 and 2017, respectively.

Gross profit as a percentage of net sales for products was 60.6% and 61.1% for the three months ended June 30, 2018 and 2017, respectively, and 60.5% and 61.4% for the six months ended June 30, 2018 and 2017, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 45.1% and 44.3% for the three months ended June 30, 2018 and 2017, respectively, and 44.7% and 44.5% for the six months ended June 30, 2018 and 2017, respectively.
The decrease in gross profit as a percentage of net sales for the three and six months ended June 30, 2018 was primarily due to the impact of foreign currency translation, initial costs associated with a new manufacturing facility and the Biotix acquisition, offset in part by favorable price realization.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.9% and 5.0% for the three months ended June 30, 2018 and 2017, and was 5.1% for both the six months ended June 30, 2018 and 2017, respectively. Research and development expenses increased 9% in U.S. dollars and increased 6% in local currencies for the three months ended June 30, 2018, and increased 10% in U.S. dollars and increased 6% in local currencies for the six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017 relating to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 28.8% and 29.9% for the three months ended June 30, 2018 and 2017, and was 29.6% and 30.5% for the six months ended June 30, 2018 and 2017, respectively. Selling, general and administrative expenses increased 6% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2018, and increased 7% in U.S. dollars and 3% in local currencies for the six months ended June 30, 2018. The local currency increase includes investments in our field sales organization and growth initiatives, offset in part by benefits from our cost savings initiatives.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $12.0 million and $10.2 million for the three months ended June 30, 2018 and 2017, respectively, and $23.7 million and $20.3 million for the six months ended June 30, 2018 and 2017, respectively.
Interest expense was $8.3 million and $8.2 million for the three months ended June 30, 2018 and 2017, respectively, and $16.7 million and $15.9 million for the six months ended June 30, 2018 and 2017, respectively.
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Nonservice pension benefits was $1.5 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively, and $3.1 million and $1.9 million and for the six months ended June 30, 2018 and 2017, respectively. Other charges (income), net for the six months ended June 30, 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with the our initiative to consolidate certain Swiss operations into a new facility.
Our reported tax rate was 22.4% and 19.9% during the three months ended June 30, 2018 and 2017, respectively and 21.6% and 19.4% during the six months ended June 30, 2018 and 2017, respectively. The increase in our reported tax rate for the three and six month periods is related to the timing of excess tax benefits associated with stock option exercises. The provision for taxes is based upon using our projected annual effective tax rate of 22.0% before non-recurring discrete tax items for the three and six months periods ended June 30, 2018. The difference between our projected annual effective tax rate of 22.0% and our reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") significantly revised U.S.corporate income tax law. The Act includes, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21% effective for taxable years beginning after December 31, 2017, and the implementation of a modified territorial tax system that includes a one-time transition tax on deemed repatriated earnings of foreign subsidiaries ("Transition Tax") that is payable over a period of up to eight years.
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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2018	2017	%	2018	2017	%
Total net sales	$274,961	$261,923	5%	$528,372	$499,689	6%
Net sales to external customers	$251,474	$238,831	5%	$481,219	$454,184	6%
Segment profit	$42,006	$45,147	(7)%	$76,251	$83,969	(9)%

Total net sales and net sales to external customers both increased 5% for the three months ended June 30, 2018 compared with the corresponding period in 2017. Total net sales and net sales to external customers both increased 6% for the six months ended June 30, 2018 compared with the corresponding period in 2017. Net sales to external customers benefited approximately 4% from the Biotix acquisition for the three and six month periods ended June 30, 2018. The increase in total net sales and net sales to external customers for the three and six months ended June 30, 2018 reflects solid results in our laboratory products. We also experienced strong growth in retail due to the timing of project activity, offset in part by a decrease in product inspection related to particularly strong growth in the prior year periods.
Segment profit decreased $3.1 million and $7.7 million for the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to initial costs associated with a new manufacturing facility and continued investments in our field sales and service organization offset in part by benefits from our margin expansion initiatives.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2018	2017	%1)	2018	2017	%1)
Total net sales	$181,113	$163,634	11%	$357,160	$320,933	11%
Net sales to external customers	$32,154	$32,287	—%	$64,619	$62,034	4%
Segment profit	$47,737	$37,950	26%	$93,712	$73,968	27%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 11% in U.S. dollars and 10% in local currency for the three months ended June 30, 2018, and increased 11% in U.S. dollars and 8% in local currency for the six months ended June 30, 2018 compared to the corresponding periods in 2017. Net sales to external customers were flat in U.S. dollars and decreased 1% in local currency for the three months ended June 30, 2018 and increased 4% in U.S. dollars and 2% in local currency for the six months ended June 30, 2018, compared to the corresponding periods in 2017. Local currency net sales to external customers for the three months ended June 30, 2018 includes strong growth in our core-industrial products, offset by a decrease in laboratory products. The increase in net sales to external customers for the six months ended June 30, 2018 includes growth in most product categories, especially core-industrial products.
Segment profit increased $9.8 million and $19.7 million for the three and six month periods ended June 30, 2018, compared to the corresponding periods in 2017. Segment profit during the three and six months ended June 30, 2018 includes the impact of increased net sales volume, our margin expansion initiatives and favorable foreign currency translation, offset in part by higher research and development activity.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2018	2017	%1)	2018	2017	%1)
Total net sales	$218,913	$195,044	12%	$425,297	$385,309	10%
Net sales to external customers	$173,772	$151,161	15%	$339,144	$298,484	14%
Segment profit	$27,333	$24,709	11%	$45,615	$49,427	(8)%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 12% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2018 and increased 10% in U.S. dollars and decreased 1% in local currencies for the six months ended June 30, 2018, compared to the corresponding periods in 2017. Net sales to external customers increased 15% in U.S. dollars and increased 7% in local currencies for the three months ended June 30, 2018, and increased 14% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2018, compared to the corresponding periods in 2017. Local currency net sales to external customers for the three and six months ended June 30, 2018 includes solid growth in most product categories, offset in part by declines in food retailing which faced very strong project activity in the prior six month period ended June 30, 2017.

Segment profit increased $2.6 million and decreased $3.8 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in segment profit for the three month period ended June 30, 2018 includes increased net sales volume, our margin expansion initiatives, and favorable currency translation, partially offset by higher research and development activity and an inter-segment product transfer. The decrease in segment profit for the six months ended June 30, 2018 also includes roll-in costs associated with our Blue Ocean program.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2018	2017	%1)	2018	2017	%1)
Total net sales	$191,860	$165,128	16%	$366,197	$308,842	19%
Net sales to external customers	$133,272	$108,092	23%	$247,202	$198,873	24%
Segment profit	$65,884	$54,127	22%	$125,437	$98,787	27%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 16% in U.S. dollars and 8% in local currency for the three months ended June 30, 2018 and increased 19% in U.S. dollars and 10% local currency for the six months ended June 30, 2018, compared to the corresponding periods in 2017. Net sales to external customers increased 23% in U.S. dollars and 15% in local currency for the three months ended June 30, 2018 and increased 24% in U.S. dollars and 16% local currency during the six months ended June 30, 2018, compared to the corresponding periods in 2017. The increase in local currency net sales to external customers during the three and six months ended June 30, 2018 reflects very strong growth in most product categories, especially laboratory products. While Chinese market conditions are currently favorable we will face difficult prior period comparisons during the remainder of 2018 due to our strong performance in 2017. In addition to the tough comparisons the Chinese economy has historically been volatile and market conditions may change unfavorably due to various factors.

Segment profit increased $11.8 million and $26.7 million for the three and six month periods ended June 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in segment profit for the three and six months ended June 30, 2018 includes increased local currency net sales volume and benefits from our margin expansion and cost savings initiatives, and favorable foreign currency translation.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2018	2017	%1)	2018	2017	%1)
Total net sales	$132,787	$125,414	6%	$253,736	$238,374	6%
Net sales to external customers	$131,324	$123,285	7%	$250,633	$234,648	7%
Segment profit	$17,642	$15,181	16%	$31,523	$28,289	11%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 6% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2018 and increased 6% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2018, compared to the corresponding periods in 2017. Net sales to external customers increased 7% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2018 and increased 7% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2018, compared to the corresponding periods in 2017. Local currency sales growth reflects growth in laboratory products offset by declines in food retailing and product inspection related which had strong project activity in the prior year periods.

Segment profit increased $2.5 million and $3.2 million for the three and six months ended June 30, 2018, respectively, compared to the corresponding periods in 2017.The increase in segment profit is primarily due to benefits from our margin expansion initiatives and favorable foreign currency translation, offset in part by increased sales and service investments.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $216.8 million during the six months ended June 30, 2018, compared to $205.4 million in the corresponding period in 2017. The increase in 2018 is primarily related to higher net income of $10.7 million, offset in part by a Transition Tax payment of $4.2 million (see below).
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $61.6 million for the six months ended June 30, 2018 compared to $48.5 million in the corresponding period in 2017. The increase is primarily related to investments in manufacturing facilities. We expect to make net investments in new or expanded manufacturing facilities of $20 million to $30 million over the next two years.
In 2017, we recorded a provisional one-time charge of $72 million for the estimated income tax effect of the Transition Tax associated with the Tax Cuts and Jobs Act of which $59 million is expected to be paid over a period of up to eight years. In April 2018, we paid our first Transition Tax payment of $4.2 million.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of June 30, 2018, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
Senior Notes and Credit Facility Agreement

Our debt consisted of the following at June 30, 2018:

	June 30, 2018
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	50,000	—	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
EUR 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	145,163	145,163
Debt issuance costs, net	(994)	(342)	(1,336)
Total Senior Notes	349,006	144,821	493,827
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	469,719	56,874	526,593
Other local arrangements	359	51,693	52,052
Total debt	819,084	253,388	1,072,472
Less: current portion	(359)	(51,693)	(52,052)
Total long-term debt	$818,725	$201,695	$1,020,420
On June 15, 2018 we entered into an amended $1.1 billion Credit Agreement (the "Credit Agreement"), which amended our $800 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that is further described in Note 7 of our consolidated financial statements.
As of June 30, 2018, approximately $566.9 million was available under the Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to our wholly owned subsidiary. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points and a maturity date of April 2019 and a one year renewal term and, as such, are classified as short-term debt on our consolidated balance sheet. The proceeds were used to repay outstanding amounts on our credit facility.

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
Share Repurchase Program

We have a share repurchase program of which there was $345.9 million of remaining common share to be repurchased under the program as of June 30, 2018. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 27.1 million shares since the inception of the program through June 30, 2018. During the six months ended June 30, 2018 and 2017, we spent $237.5 million and $249.9 million on the repurchase of 396,218 and 505,593 shares at an average price per share of $599.40 and $494.35, respectively. We also reissued 68,653 shares and 153,413 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2018 and 2017, respectively.

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
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.1 million to $1.3 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2018, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $28.2 million in the reported U.S. dollar value of our debt.

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
As of June 30, 2018, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the six months ended June 30, 2018 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2018	64,793	$570.74	64,793	$427,691
May 1 to May 31, 2018	76,198	$561.87	76,198	$384,876
June 1 to June 30, 2018	67,347	$578.38	67,347	$345,922
Total	208,338	$569.97	208,338	$345,922

The Company has a share repurchase program of which there is $345.9 million of remaining to repurchase common shares as of June 30, 2018. We have purchased 27.1 million shares since the inception of the program through June 30, 2018.
During the six months ended June 30, 2018 and 2017, we spent $237.5 million and $249.9 million on the repurchase of 396,218 and 505,593 shares at an average price per share of $599.40 and $494.35, respectively. We also reissued 68,653 shares and 153,413 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2018 and 2017, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	July 27, 2018	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.57*	Employment agreement between Gerhard Keller and Mettler-Toledo International Inc., dated as of April 27, 2018

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith