Form 10-Q
period 2018-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2018-11-09
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No ___
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer.  X  Accelerated filer __ Non-accelerated filer __ Smaller reporting company __ Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

The Registrant had 25,045,028 shares of Common Stock outstanding at September 30, 2018.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2018 and 2017
(In thousands, except share data)
(unaudited)

	September 30, 2018	September 30, 2017
Net sales
Products	$576,340	$544,408
Service	158,506	154,391
Total net sales	734,846	698,799
Cost of sales
Products	232,851	216,496
Service	82,741	81,328
Gross profit	419,254	400,975
Research and development	34,838	32,203
Selling, general and administrative	202,451	207,033
Amortization	11,856	10,716
Interest expense	9,003	8,248
Restructuring charges	2,222	3,385
Other charges (income), net	(1,479)	(237)
Earnings before taxes	160,363	139,627
Provision for taxes	33,710	34,677
Net earnings	$126,653	$104,950

Basic earnings per common share:
Net earnings	$5.04	$4.10
Weighted average number of common shares	25,126,061	25,613,433

Diluted earnings per common share:
Net earnings	$4.93	$3.99
Weighted average number of common and common equivalent shares	25,683,365	26,303,529

Comprehensive income, net of tax (Note 9)	$108,845	$125,699

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2018 and 2017
(In thousands, except share data)
(unaudited)

	September 30, 2018	September 30, 2017
Net sales
Products	$1,649,762	$1,514,516
Service	467,901	432,506
Total net sales	2,117,663	1,947,022
Cost of sales
Products	657,167	591,395
Service	253,684	235,651
Gross profit	1,206,812	1,119,976
Research and development	104,866	95,985
Selling, general and administrative	611,149	588,313
Amortization	35,561	31,010
Interest expense	25,671	24,160
Restructuring charges	13,956	8,840
Other charges (income), net	(5,795)	(8,654)
Earnings before taxes	421,404	380,322
Provision for taxes	89,979	81,326
Net earnings	$331,425	$298,996

Basic earnings per common share:
Net earnings	$13.10	$11.60
Weighted average number of common shares	25,296,680	25,764,472

Diluted earnings per common share:
Net earnings	$12.81	$11.31
Weighted average number of common and common equivalent shares	25,877,979	26,446,677

Comprehensive income, net of tax (Note 9)	$313,302	$376,357

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2018 and December 31, 2017
(In thousands, except share data)
(unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$137,448	$148,687
Trade accounts receivable, less allowances of $16,515 at September 30, 2018
and $15,549 at December 31, 2017	494,887	528,615
Inventories	277,266	255,390
Other current assets and prepaid expenses	61,898	74,031
Total current assets	971,499	1,006,723
Property, plant and equipment, net	697,689	668,271
Goodwill	537,862	539,838
Other intangible assets, net	220,904	226,718
Deferred tax assets, net	36,423	41,425
Other non-current assets	93,287	66,830
Total assets	$2,557,664	$2,549,805
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$156,447	$167,627
Accrued and other liabilities	128,760	152,834
Accrued compensation and related items	142,500	170,159
Deferred revenue and customer prepayments	123,526	107,166
Taxes payable	90,483	72,210
Short-term borrowings and current maturities of long-term debt	55,753	19,677
Total current liabilities	697,469	689,673
Long-term debt	988,894	960,170
Deferred tax liabilities, net	50,216	51,230
Other non-current liabilities	289,470	301,452
Total liabilities	2,026,049	2,002,525
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 25,045,028 and
25,541,393 shares at September 30, 2018 and December 31, 2017, respectively	448	448
Additional paid-in capital	759,643	747,138
Treasury stock at cost (19,740,983 shares at September 30, 2018, and 19,244,618 shares at December 31, 2017)	(3,708,805)	(3,368,182)
Retained earnings	3,763,858	3,433,282
Accumulated other comprehensive loss	(283,529)	(265,406)
Total shareholders’ equity	531,615	547,280
Total liabilities and shareholders’ equity	$2,557,664	$2,549,805

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2018 and twelve months ended December 31, 2017
(In thousands, except share data)
(unaudited)

Insert Title Here

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943
Exercise of stock options and restricted
stock units	270,413	—	—	38,586	(9,937)	—	28,649
Repurchases of common stock	(749,254)	—	—	(399,997)	—	—	(399,997)
Effect of accounting change	—	—	—	—	1,539	—	1,539
Share-based compensation	—	—	16,582	—	—	—	16,582
Net earnings	—	—	—	—	375,972	—	375,972
Other comprehensive income (loss),
net of tax	—	—	—	—	—	89,592	89,592
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280
Exercise of stock options and restricted
stock units	102,174	—	—	15,626	(849)	—	14,777
Repurchases of common stock	(598,539)	—	—	(356,249)	—	—	(356,249)
Share-based compensation	—	—	12,505	—	—	—	12,505
Net earnings	—	—	—	—	331,425	—	331,425
Other comprehensive income (loss),
net of tax (Note 9)	—	—	—	—	—	(18,123)	(18,123)
Balance at September 30, 2018	25,045,028	$448	$759,643	$(3,708,805)	$3,763,858	$(283,529)	$531,615

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2018 and 2017
(In thousands)
(unaudited)

	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net earnings	$331,425	$298,996
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	27,889	24,421
Amortization	35,561	31,010
Deferred tax benefit	(11,901)	(7,754)
Share-based compensation	12,505	11,823
Gain on facility sale	—	(3,394)
Other	(2,706)	227
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	26,017	1,891
Inventories	(26,224)	(23,596)
Other current assets	863	(2,526)
Trade accounts payable	(7,753)	(5,857)
Taxes payable	13,482	11,386
Accruals and other	(32,725)	14,608
Net cash provided by operating activities	366,433	351,235
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	7,809	10,437
Purchase of property, plant and equipment	(96,665)	(85,826)
Acquisitions	(4,962)	(108,445)
Net hedging settlements on intercompany loans	(780)	3,716
Net cash used in investing activities	(94,598)	(180,118)
Cash flows from financing activities:
Proceeds from borrowings	772,274	985,694
Repayments of borrowings	(703,704)	(834,061)
Proceeds from stock option exercises	14,777	23,315
Repurchases of common stock	(356,249)	(334,998)
Other financing activities	(1,664)	(7,205)
Net cash used in financing activities	(274,566)	(167,255)
Effect of exchange rate changes on cash and cash equivalents	(8,508)	6,550
Net increase (decrease) in cash and cash equivalents	(11,239)	10,412
Cash and cash equivalents:
Beginning of period	148,687	158,674
End of period	$137,448	$169,086

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
At September 30, 2018 – Unaudited (Continued)
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
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials and parts	$125,197	$118,790
Work-in-progress	50,546	43,035
Finished goods	101,523	93,565
	$277,266	$255,390
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
Other intangible assets consisted of the following:

	September 30, 2018			December 31, 2017
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$198,042	$(48,173)	$149,869	$198,527	$(41,794)	$156,733
Proven technology and patents	74,732	(42,036)	32,696	70,311	(38,890)	31,421
Tradenames (finite life)	4,557	(2,904)	1,653	4,518	(2,807)	1,711
Tradenames (indefinite life)	35,536	—	35,536	35,562	—	35,562
Other	3,668	(2,518)	1,150	3,490	(2,199)	1,291
	$316,535	$(95,631)	$220,904	$312,408	$(85,690)	$226,718

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $3.6 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively and $10.7 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $14.2 million for 2018, $13.9 million for 2019, $13.5 million for 2020, $12.9 million for 2021, $12.4 million for 2022 and $12.2 million for 2023. Purchased intangible amortization was $3.4 million, $2.5 million after tax, and $2.6 million, $1.7 million after tax, for the three months ended September 30, 2018 and 2017, respectively and $10.0 million, $7.5 million after tax, and $7.2 million, $4.7 million after tax, for the nine months ended September 30, 2018 and 2017, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $8.2 million and $7.7 million for the three months ended September 30, 2018 and 2017, respectively and $24.7 million and $22.9 million for the nine months ended September 30, 2018 and 2017, respectively.
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
Certain of the Company’s product arrangements include separate performance obligations, primarily related to installation. Such performance obligations are accounted for separately when the deliverables have stand-alone value and the satisfaction of the undelivered performance obligations is probable and within the Company's control. The allocation of revenue between the performance obligations is based on the observable standalone selling prices at the time of the sale in accordance with a number of factors including service technician billing rates, time to install and geographic location.
Software is generally not considered a distinct performance obligation with the exception of a few small software applications. The Company does not usually sell software products without the related hardware instrument as the software is embedded in the product. The Company’s products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products.
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
At September 30, 2018 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.3 million and $12.5 million of share-based compensation expense for the three and nine months ended September 30, 2018, respectively, compared to $4.0 million and $11.8 million for the corresponding periods in 2017.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Recent Accounting Pronouncements
On January 1, 2018 the Company retrospectively implemented ASU 2017-07 to ASC 715 "Compensation - Retirement Benefits," which requires the Company to report the non-service cost components of net periodic benefit cost (pension cost) in other charges (income), net. These amounts were previously reported in selling, general, and administrative, cost of sales and research and development in the consolidated statement of operations. Nonservice pension benefits were $1.6 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $4.7 million and $3.1 million and for the nine months ended September 30, 2018 and 2017, respectively.
In February 2016 and July 2018, the FASB issued ASU 2016-02 and ASU 2018-11 to ASC 842 "Leases." The accounting guidance primarily requires lessees to recognize most leases on their balance sheet as a right to use asset and a lease liability, with the exception of short term leases. The Company is currently evaluating the impact of this guidance as well as the election of certain practical expedients available within the ASU. The Company has identified its significant leases by geography and by asset class and made progress in developing accounting policies and future processes to ensure an effective adoption of the new standard. The ASU will be effective beginning the first quarter of 2019 and the Company will adopt using a modified retrospective approach without adjusting comparative periods.
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
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

3.	REVENUE
On January 1, 2018, the Company adopted ASC 606 "Revenue from Contracts with Customers" and all the related amendments using the modified retrospective method, whereby the adoption does not impact any prior periods. The effect of adopting the new standard did not require any cumulative effect adjustment to retained earnings as of January 1, 2018. There was no impact to our consolidated statements of operations, balance sheet, or statement of cash flows as of and for the period ended September 30, 2018.
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary by the Company’s reportable segments follows for the three and nine months ended September 30, 2018:

Three months ended September 30, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$195,554	$24,791	$124,412	$127,050	$104,533	$576,340
Service Revenue:
Point in time	48,910	4,663	29,365	10,200	25,645	118,783
Over time	10,915	2,009	19,393	2,848	4,558	39,723
Total	$255,379	$31,463	$173,170	$140,098	$134,736	$734,846

Nine months ended September 30, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$559,566	$75,520	$365,680	$351,052	$297,944	$1,649,762
Service Revenue:
Point in time	146,515	14,410	92,331	28,212	74,853	356,321
Over time	30,517	6,152	54,303	8,037	12,571	111,580
Total	$736,598	$96,082	$512,314	$387,301	$385,368	$2,117,663
A summary of revenue by major geographic destination for the three and nine months ended September 30 follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Americas	$280,512	$807,119
Europe	216,956	643,514
Asia / Rest of World	237,378	667,030
Total	$734,846	$2,117,663

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company's global revenue mix by product category is laboratory (51% of sales), industrial (41% of sales) and retail (8% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A summary of the Company’s revenue by product category for the three and nine months ended September 30, 2018 is as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
Laboratory	$368,967	$1,075,853
Industrial	305,248	873,181
Retail	60,631	168,629
Total	$734,846	$2,117,663

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but the Company does not have a right to receive payment. Unbilled revenue as of September 30, 2018 was $19.4 million and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

Deferred Revenue and Customer Pre-payments
Beginning balances as of December 31, 2017	$107,166
Customer pre-payments/deferred revenue	469,173
Revenue recognized	(450,312)
Foreign currency translation	(2,501)
Ending balance as of September 30, 2018	$123,526
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
4.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. As also mentioned in Note 7, the Company has designated its euro denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries. For additional disclosures on the fair value of financial instruments, see Note 5 to the interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
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
In June 2013, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million of borrowings under the Company’s credit facility to a fixed obligation of 2.52%. The swap began in October 2015 and matures in October 2020.
In March 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million of borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in February 2017 and matures in February 2022.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively, and disclosed in Note 5 to the consolidated financial statements. Amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges are further disclosed in Note 9 to the consolidated financial statements. A derivative gain of $2.7 million based upon interest rates and foreign currency rates at September 30, 2018, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2018, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2018 and December 31, 2017, respectively, and disclosed in Note 5. The Company recognized in other charges (income), a net loss of $4.4 million and a net gain of $4.5 million during the three months ended September 30, 2018 and 2017, respectively, and a net loss of $0.2 million and net gain of $6.3 million during the nine months ended September 30, 2018 and 2017, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At September 30, 2018 and December 31, 2017, these contracts had a notional value of $452.1 million and $394.8 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At September 30, 2018 and December 31, 2017, the Company had derivative assets totaling $3.0 million and $1.9 million, respectively, and derivative liabilities totaling $1.3 million and $2.4 million, respectively. The fair values of the interest rate swap agreements, foreign currency forward contracts designated as cash flow hedges and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2018 and December 31, 2017.
At September 30, 2018 and December 31, 2017, the Company had $15.3 million and $5.6 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The carrying value of the Company's debt exceeds the fair value by approximately $5.1 million as of September 30, 2018.
The fair value of the contingent consideration obligation of $30.9 million relating to the Biotix acquisition as of September 30, 2018 is based on the Company's forecast of future results. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.
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
The following table presents for each of these hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	September 30, 2018				December 31, 2017
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$15,310	$—	$15,310	$—	$5,616	$—	$5,616	$—
Interest rate swap agreements	2,404	—	2,404	—	—	—	—	—
Cross currency swap agreement	185	—	185	—	—	—	—	—
Foreign currency forward contracts not designated as hedging instruments	442	—	442	—	1,912	—	1,912	—
Total	$18,341	$—	$18,341	$—	$7,528	$—	$7,528	$—

Liabilities:
Interest rate swap agreements	$—	$—	$—	$—	$1,292	$—	$1,292	$—
Cross currency swap agreement	—	—	—	—	106	—	106	—
Foreign currency forward contracts not designated as hedging instruments	1,287	—	1,287	—	986	—	986	—
Total	$1,287	$—	$1,287	$—	$2,384	$—	$2,384	$—

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

6.    INCOME TAXES
The Company's reported tax rate was 21% and 25% during the three months ended September 30, 2018 and 2017, respectively and 21% during both the nine months ended September 30, 2018 and 2017, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 21.5% before non-recurring discrete tax items for the three and nine months periods ended September 30, 2018. The difference between the Company's projected annual effective tax rate of 21.5% and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises. The three month period ended September 30, 2018 also includes a cumulative year-to-date benefit of $1.3 million from reducing our annual projected effective tax rate from 22.0% to 21.5% related to the first six months of 2018.
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
The Company's accounting for the Act is based upon reasonable estimates, however, the estimates may change upon the finalization of the Act's implementation and additional interpretive guidance from regulatory authorities. Among other things, the Company needs to complete its analysis of historical foreign earnings and related taxes paid and its analysis of foreign cash equivalents. In addition, the Company needs to complete its analysis of deemed repatriation of deferred foreign income and related state tax effects. The Company will complete its accounting for the above tax effects of the Act during the fourth quarter of 2018 as provided by SAB 118 and will reflect any adjustments to its provisional amounts at that time. We estimate any such adjustments will not be material to our financial statements.
7.    DEBT
Debt consisted of the following at September 30, 2018:

	September 30, 2018
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	146,938	146,938
Debt issuance costs, net	(950)	(335)	(1,285)
Total Senior Notes	349,050	146,603	495,653
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	443,776	49,465	493,241
Other local arrangements	14	55,739	55,753
Total debt	792,840	251,807	1,044,647
Less: current portion	(14)	(55,739)	(55,753)
Total long-term debt	$792,826	$196,068	$988,894

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Credit Agreement
On June 15, 2018 the Company entered into an amended $1.1 billion Credit Agreement (the "Credit Agreement"), which amended its $800 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"). As of September 30, 2018, the Company had $601 million of availability remaining under its Credit Agreement.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of June 15, 2023. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was set at LIBOR plus 87.5 basis points as of June 15, 2018. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are the same as those contained in the Prior Credit Agreement, with which the Company was in compliance as of September 30, 2018. The Company is required to maintain a ratio of funded debt to Consolidated EBITDA of 3.5 to1.0 or less and an interest coverage ratio of 3.5 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.1 million of debt extinguishment costs during 2018 related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2018 associated with the Credit Agreement which will be amortized to interest expense through 2023.
Other Local Arrangements
In April 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points, a maturity date of April 2019 and a one year renewal term and, as such, are classified as short-term debt on the Company's consolidated balance sheet. The proceeds were used to repay outstanding amounts on the Company's credit facility.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a loss of $1.8 million and $5.0 million for the three months ended September 30, 2018 and 2017, respectively, and a gain of $2.8 million and a loss $15.5 million for the nine months periods ended September 30, 2018 and 2017, respectively.

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
As of September 30, 2018, the Company had $227.2 million of remaining availability under the Company's share repurchase program. On November 8, 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program. The share repurchases are expected to be funded from cash balances, borrowings and cash generated from operating activities. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The Company has purchased 27.3 million shares since the inception of the program in 2004 through September 30, 2018. During the nine months ended September 30, 2018 and 2017, the Company spent $356.2 million and $335.0 million on the repurchase of 598,539 shares and 647,756 shares at an average price per share of $595.18 and $517.15, respectively. The Company also reissued 102,174 shares and 206,646 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2018 and 2017, respectively.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2018 and 2017:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	6,523	—	6,523
Foreign currency translation adjustment	(32,206)	—	(749)	(32,955)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(2,528)	10,837	8,309
Net change in other comprehensive income (loss), net of tax	(32,206)	3,995	10,088	(18,123)
Balance at September 30, 2018	$(63,546)	$2,914	$(222,897)	$(283,529)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(578)	—	(578)
Foreign currency translation adjustment	78,447	—	(12,054)	66,393
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	365	11,181	11,546
Net change in other comprehensive income (loss), net of tax	78,447	(213)	(873)	77,361
Balance at September 30, 2017	$(36,875)	$(2,445)	$(238,317)	$(277,637)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three months ended September 30,
	2018	2017	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$97	$424	Interest expense
Cross currency swap agreement	(3,559)	(1,866)	(a)
Total before taxes	(3,462)	(1,442)
Provision for taxes	(252)	18	Provision for taxes
Total, net of taxes	$(3,210)	$(1,460)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,651	$5,053	(b)
Provision for taxes	1,064	1,319	Provision for taxes
Total, net of taxes	$3,587	$3,716
(a) The cross currency swap reflects an unrealized gain of $2.9 million recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $0.8 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended September 30, 2018 and 2017.

	Nine months ended September 30,
	2018	2017	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$531	$1,273	Interest expense
Cross currency swap agreement	(3,171)	(454)	(a)
Total before taxes	(2,640)	819
Provision for taxes	(112)	454	Provision for taxes
Total, net of taxes	$(2,528)	$365

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$14,150	$15,128	(b)
Provision for taxes	3,313	3,947	Provision for taxes
Total, net of taxes	$10,837	$11,181
(a) The cross currency swap reflects an unrealized gain of $1.0 million recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $2.2 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the nine months ended September 30, 2018 and 2017.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Net earnings	$126,653	$104,950	$331,425	$298,996
Other comprehensive income (loss), net of tax	(17,808)	20,749	(18,123)	77,361
Comprehensive income, net of tax	$108,845	$125,699	$313,302	$376,357
10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine month periods ended September 30, relating to outstanding stock options and restricted stock units:

	2018	2017
Three months ended	557,304	690,096
Nine months ended	581,299	682,205
Outstanding options and restricted stock units to purchase or receive 54,708 and 17 shares of common stock for the three month period ended September 30, 2018 and 2017, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 55,775 and 35 for the nine month period ended September 30, 2018 and 2017, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost, net	$273	$141	$3,752	$4,008	$—	$—	4,025	4,149
Interest cost on projected benefit obligations	1,060	1,094	2,180	2,269	16	18	3,256	3,381
Expected return on plan assets	(1,733)	(1,684)	(7,733)	(7,910)	—	—	(9,466)	(9,594)
Recognition of prior service cost	—	—	(1,727)	(1,611)	(93)	(195)	(1,820)	(1,806)
Recognition of actuarial losses/(gains)	1,451	1,639	5,331	5,676	(311)	(474)	6,471	6,841
Net periodic pension cost/(credit)	$1,051	$1,190	$1,803	$2,432	$(388)	$(651)	$2,466	$2,971

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Service cost, net	$817	$423	$11,416	$12,086	$—	$—	12,233	12,509
Interest cost on projected benefit obligations	3,182	3,282	6,534	6,294	48	54	9,764	9,630
Expected return on plan assets	(5,197)	(5,052)	(23,408)	(22,795)	—	—	(28,605)	(27,847)
Recognition of prior service cost	—	—	(5,248)	(4,439)	(279)	(585)	(5,527)	(5,024)
Recognition of actuarial losses/(gains)	4,353	4,917	16,261	16,657	(937)	(1,422)	19,677	20,152
Net periodic pension cost/(credit)	$3,155	$3,570	$5,555	$7,803	$(1,168)	$(1,953)	$7,542	$9,420

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

12.    RESTRUCTURING CHARGES
For the three and nine months ended September 30, 2018, the Company has incurred $2.2 million and $14.0 million of restructuring expenses, respectively, which primarily relates to employee and other costs associated with the consolidation of facilities. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. A roll forward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2018 is as follows:

Total
Balance at December 31, 2017	$10,620
Restructuring charges	13,956
Cash payments and utilization	(16,701)
Impact of foreign currency	(61)
Balance at September 30, 2018	$7,814

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Nonservice pension benefits were $1.6 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $4.7 million and $3.1 million and for the nine months ended September 30, 2018 and 2017, respectively. Other charges (income), net for the nine months ended September 30, 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with the Company's initiative to consolidate certain Swiss operations into a new facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2018
September 30, 2018	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$255,379	$25,050	$280,429	$41,890	$410,022
Swiss Operations	31,463	148,418	179,881	44,542	22,404
Western European Operations	173,170	41,923	215,093	30,046	89,915
Chinese Operations	140,098	64,079	204,177	75,762	644
Other (a)	134,736	1,334	136,070	19,179	14,877
Eliminations and Corporate (b)	—	(280,804)	(280,804)	(29,454)	—
Total	$734,846	$—	$734,846	$181,965	$537,862

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2018	Customers	Segments	Sales	Profit
U.S. Operations	$736,598	$72,203	$808,801	$118,141
Swiss Operations	96,082	440,959	537,041	138,254
Western European Operations	512,314	128,076	640,390	75,661
Chinese Operations	387,301	183,074	570,375	201,199
Other (a)	385,368	4,436	389,804	50,702
Eliminations and Corporate (b)	—	(828,748)	(828,748)	(93,160)
Total	$2,117,663	$—	$2,117,663	$490,797

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2017
September 30, 2017	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$239,221	$24,187	$263,408	$43,004	$409,172
Swiss Operations	33,923	136,960	170,883	39,212	22,252
Western European Operations	171,722	40,287	212,009	32,519	90,832
Chinese Operations	125,067	68,625	193,692	69,086	673
Other (a)	128,866	1,754	130,620	16,754	15,489
Eliminations and Corporate (b)	—	(271,813)	(271,813)	(38,836)	—
Total	$698,799	$—	$698,799	$161,739	$538,418

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2017	Customers	Segments	Sales	Profit
U.S. Operations	$693,405	$69,692	$763,097	$126,973
Swiss Operations	95,957	395,859	491,816	113,181
Western European Operations	470,206	127,112	597,318	81,946
Chinese Operations	323,940	178,593	502,533	167,873
Other (a)	363,514	5,481	368,995	45,043
Eliminations and Corporate (b)	—	(776,737)	(776,737)	(99,338)
Total	$1,947,022	$—	$1,947,022	$435,678

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Earnings before taxes	$160,363	$139,627	$421,404	$380,322
Amortization	11,856	10,716	35,561	31,010
Interest expense	9,003	8,248	25,671	24,160
Restructuring charges	2,222	3,385	13,956	8,840
Other charges (income), net	(1,479)	(237)	(5,795)	(8,654)
Segment profit	$181,965	$161,739	$490,797	$435,678

During the three months ended September 30, 2018, restructuring charges of $2.2 million were recognized, of which $0.6 million, $0.7 million, $0.7 million, $0.1 million and $0.1 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively. Restructuring charges of $3.4 million were recognized during the three months ended September 30, 2017, of which $1.7 million, $0.2 million, $1.3 million and $0.2 million, related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively. Restructuring charges of $14.0 million were recognized during the nine months ended September 30, 2018, of which $10.6 million, $1.5 million, $1.6 million, $0.1 million and $0.2 million related to the Company’s U.S., Swiss, Western European, Chinese and Other

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At September 30, 2018 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Operations, respectively. Restructuring charges of $8.8 million were recognized during the nine months ended September 30, 2017, of which $4.7 million, $1.1 million, $2.0 million, $0.3 million and $0.8 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2018 and 2017 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2018		2017		2018		2017
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$734,846	100.0	$698,799	100.0	$2,117,663	100.0	$1,947,022	100.0
Cost of sales	315,592	42.9	297,824	42.6	910,851	43.0	827,046	42.5
Gross profit	419,254	57.1	400,975	57.4	1,206,812	57.0	1,119,976	57.5
Research and development	34,838	4.7	32,203	4.6	104,866	5.0	95,985	4.9
Selling, general and administrative	202,451	27.6	207,033	29.6	611,149	28.9	588,313	30.2
Amortization	11,856	1.6	10,716	1.5	35,561	1.7	31,010	1.6
Interest expense	9,003	1.2	8,248	1.2	25,671	1.2	24,160	1.2
Restructuring charges	2,222	0.3	3,385	0.5	13,956	0.6	8,840	0.5
Other charges (income), net	(1,479)	(0.1)	(237)	—	(5,795)	(0.3)	(8,654)	(0.4)
Earnings before taxes	160,363	21.8	139,627	20.0	421,404	19.9	380,322	19.5
Provision for taxes	33,710	4.6	34,677	5.0	89,979	4.2	81,326	4.1
Net earnings	$126,653	17.2	$104,950	15.0	$331,425	15.7	$298,996	15.4

Net sales
Net sales were $734.8 million and $698.8 million for the three months ended September 30, 2018, and 2017, and $2.1 billion and $1.9 billion for the nine months ended September 30, 2018 and September 30, 2017, respectively. This represents an increase of 5% and 9% in U.S. dollars for the three and nine months ended September 30, 2018. Excluding the effect of currency exchange rates fluctuations, or in local currencies, net sales increased 7% and 6% for the three and nine months ended September 30, 2018. The Biotix acquisition contributed approximately 1% to local currency net sales for the three and nine months ended September 30, 2018. These results compare to 6% and 9% local currency growth for the three and nine months ended September 30, 2017 of which acquisitions contributed approximately 1%. Global market conditions were generally favorable during the first nine months of 2018 and we continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field resources. However, we remain cautious as market conditions are subject to change and economic uncertainties exist in certain regions of the world.
Net sales by geographic destination for the three and nine months ended September 30, 2018 in U.S. dollars increased in the Americas by 5% in both periods, in Europe 1% and 9%, and in Asia/Rest of World 9% and 14%, respectively. Our net sales by geographic destination for the three and nine months ended September 30, 2018 in local currencies increased in the Americas by 5% in both periods, in Europe by 3% in both periods, and in Asia/Rest of World by 11% and 10%, respectively. The Biotix acquisition contributed approximately 1% and 2% to our local currency net sales growth in the Americas for the three and nine months ended September 30, 2018. A discussion of sales by operating segment is included below.
As described in Note 17 to our consolidated financial statements for the year ended December 31, 2017, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 6% in U.S. dollars and 7% in local currencies for the three months ended September 30, 2018 and increased 9% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2018, compared to the corresponding periods in 2017. The Biotix acquisition contributed approximately 1.5% to our net sales of products for both the three and nine months ended September 30, 2018. Service revenue (including spare parts) increased by 3% in U.S. dollars and 4% in local currencies for the three months ended September 30, 2018 and increased 8% in U.S. dollars and 5% in local currencies for the nine months ended September 30, 2018, compared to the corresponding periods in 2017.
Net sales of our laboratory products and services, which represented approximately 51% of our total net sales increased 9% in U.S. dollars and 11% in local currencies for the three months ended September 30, 2018, and increased 13% in U.S. dollars and 10% in local currencies for the nine months ended September 30, 2018. The local currency increase in net sales of our laboratory products includes strong growth in most product categories, especially process analytics, automated chemistry and pipettes. The Biotix acquisition also contributed approximately 2% to our growth of laboratory products and services for both the three and nine months ended September 30, 2018.
Net sales of our industrial products and services, which represented approximately 41% of our total net sales decreased 1% in U.S. dollars and increased 1% in local currencies for the three months ended September 30, 2018, and increased 4% in U.S. dollars and 1% in local currencies for the nine months ended September 30, 2018. The local currency increase in net sales of our industrial products includes growth in core-industrial, offset in part by a decline in product inspection.
Net sales in our food retailing products and services, which represented approximately 8% of our total net sales increased 12% in U.S. dollars and 14% in local currencies for the three months ended September 30, 2018, and increased 10% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2018. Food retailing experienced strong growth in each region during the three month period with particularly strong project activity in the Americas for both the three and nine month periods. Net sales in Europe declined during the nine month period against strong growth in the prior year.

Gross profit
Gross profit as a percentage of net sales was 57.1% and 57.4% for the three months ended September 30, 2018 and 2017, and 57.0% and 57.5% for the nine months ended September 30, 2018 and 2017, respectively.
Gross profit as a percentage of net sales for products was 59.6% and 60.2% for the three months ended September 30, 2018 and 2017, respectively, and 60.2% and 61.0% for the nine months ended September 30, 2018 and 2017, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 47.8% and 47.3% for the three months ended September 30, 2018 and 2017, respectively, and 45.8% and 45.5% for the nine months ended September 30, 2018 and 2017, respectively.
The decrease in gross profit as a percentage of net sales for the three and nine months ended September 30, 2018 was primarily due to initial costs associated with a new manufacturing facility and product introductions, the Biotix acquisition, unfavorable business mix and tariff costs, offset in part by favorable price realization.
In 2018, the U.S. government enacted tariffs on certain products imported from China. The tariffs became effective at various points during 2018. We estimate the associated annualized cost increase is approximately $25 million (assuming a 25% tariff rate). We are evaluating and implementing various actions to mitigate the effect of the tariffs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.7% and 4.6% for the three months ended September 30, 2018 and 2017, and was 5.0% and 4.9% for the nine months ended September 30, 2018 and 2017, respectively. Research and development expenses increased 9% in U.S. dollars and increased 10% in local currencies for the three months ended September 30, 2018, and increased 10% in U.S. dollars and increased 7% in local currencies for the nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017 relating to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 27.6% and 29.6% for the three months ended September 30, 2018 and 2017, and was 28.9% and 30.2% for the nine months ended September 30, 2018 and 2017, respectively. Selling, general and administrative expenses decreased 2% in U.S. dollars and 1% in local currencies for the three months ended September 30, 2018, and increased 4% in U.S. dollars and 1% in local currencies for the nine months ended September 30, 2018. The local currency increase includes investments in our field sales organization and growth initiatives, offset in part by benefits from our cost savings initiatives. The decrease for the three and nine months ended September 30, 2018 also includes lower cash incentive expense.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $11.9 million and $10.7 million for the three months ended September 30, 2018 and 2017, respectively, and $35.6 million and $31.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Interest expense was $9.0 million and $8.2 million for the three months ended September 30, 2018 and 2017, respectively, and $25.7 million and $24.2 million for the nine months ended September 30, 2018 and 2017, respectively.
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Nonservice pension benefits were $1.6 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $4.7 million and $3.1 million and for the nine months ended September 30, 2018 and 2017, respectively. Other charges (income), net for the nine months ended September 30, 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility.
Our reported tax rate was 21% and 25% during the three months ended September 30, 2018 and 2017, respectively and 21% during both the nine months ended September 30, 2018 and 2017, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 21.5% before non-recurring discrete tax items for the three and nine month periods ended September 30, 2018. The difference between our projected annual effective tax rate of 21.5% and our reported tax rate is related to the timing of excess tax benefits associated with stock option exercises. The three month period ended September 30, 2018 also includes a cumulative year-to-date benefit of $1.3 million from reducing our annual projected effective tax rate from 22.0% to 21.5% related to the first six months of 2018.
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
Our accounting for the Act is based upon reasonable estimates, however, our estimates may change upon the finalization of the Act's implementation and additional interpretive guidance from regulatory authorities. Among other things, we need to complete our analysis of historical foreign earnings and related taxes paid and our analysis of foreign cash equivalents. In addition, we need to complete our analysis of deemed repatriation of deferred foreign income and related state tax effects. We will complete our accounting for the above tax effects of the Act during the fourth quarter of 2018 as provided in SAB 118 and will reflect any adjustments to our provisional amounts at that time. We estimate any such adjustments will not be material to our financial statements.

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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	%	2018	2017	%
Total net sales	$280,429	$263,408	6%	$808,801	$763,097	6%
Net sales to external customers	$255,379	$239,221	7%	$736,598	$693,405	6%
Segment profit	$41,890	$43,004	(3)%	$118,141	$126,973	(7)%

Total net sales and net sales to external customers both increased 6% for the three and nine months ended September 30, 2018 compared with the corresponding period in 2017. Net sales to external customers benefited approximately 3% from the Biotix acquisition for the three and nine month periods ended September 30, 2018. The increase in total net sales and net sales to external customers for the three and nine months ended September 30, 2018 reflects strong results in our laboratory products, as well as strong food retailing project activity. These results were offset in part by a decrease in product inspection which had strong growth in the prior year periods.
Segment profit decreased $1.1 million and $8.8 million for the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017, primarily due to initial costs associated with a new manufacturing facility and new product introductions and continued investments in our field sales and service organization, offset in part by benefits from our margin expansion initiatives.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	%1)	2018	2017	%1)
Total net sales	$179,881	$170,883	5%	$537,041	$491,816	9%
Net sales to external customers	$31,463	$33,923	(7)%	$96,082	$95,957	—%
Segment profit	$44,542	$39,212	14%	$138,254	$113,181	22%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 5% in U.S. dollars and 8% in local currency for the three months ended September 30, 2018, and increased 9% in U.S. dollars and 8% in local currency for the nine months ended September 30, 2018 compared to the corresponding periods in 2017. Net sales to external customers decreased 7% in U.S. dollars and 6% in local currency for the three months ended September 30, 2018 and were flat in U.S. dollars and decreased 1% in local currency for the nine months ended September 30, 2018, compared to the corresponding periods in 2017. The decline in local currency net sales to external customers for the three and nine months ended September 30, 2018 includes decreases in industrial-related products and food retailing.
Segment profit increased $5.3 million and $25.1 million for the three and nine month periods ended September 30, 2018, compared to the corresponding periods in 2017. Segment profit during the three and nine months ended September 30, 2018 includes the impact of increased inter-segment sales volume, our margin expansion initiatives and favorable foreign currency translation, offset in part by higher research and development activity.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	%1)	2018	2017	%1)
Total net sales	$215,093	$212,009	1%	$640,390	$597,318	7%
Net sales to external customers	$173,170	$171,722	1%	$512,314	$470,206	9%
Segment profit	$30,046	$32,519	(8)%	$75,661	$81,946	(8)%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 1% in U.S. dollars and 3% in local currencies for the three months ended September 30, 2018 and increased 7% in U.S. dollars and 1% in local currencies for the nine months ended September 30, 2018, compared to the corresponding periods in 2017. Net sales to external customers increased 1% in U.S. dollars and increased 2% in local currencies for the three months ended September 30, 2018, and increased 9% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2018, compared to the corresponding periods in 2017. Local currency net sales to external customers for the nine months ended September 30, 2018 includes growth in most product categories, offset in part by a decline in food retailing which had strong project activity in the prior nine month period ended September 30, 2017.

Segment profit decreased $2.5 million and $6.3 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The decrease in segment profit for the three and nine month period ended September 30, 2018 includes higher research and development activity, an inter-segment product transfer and roll-in costs associated with our Blue Ocean program, offset by benefits from our margin expansion initiatives and favorable currency translation.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	%1)	2018	2017	%1)
Total net sales	$204,177	$193,692	5%	$570,375	$502,533	14%
Net sales to external customers	$140,098	$125,067	12%	$387,301	$323,940	20%
Segment profit	$75,762	$69,086	10%	$201,199	$167,873	20%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 5% in U.S. dollars and 7% in local currency for the three months ended September 30, 2018 and increased 14% in U.S. dollars and 9% local currency for the nine months ended September 30, 2018, compared to the corresponding periods in 2017. Net sales to external customers increased 12% in U.S. dollars and 14% in local currency for the three months ended September 30, 2018 and increased 20% in U.S. dollars and 15% local currency during the nine months ended September 30, 2018, compared to the corresponding periods in 2017. The increase in local currency net sales to external customers during the three and nine months ended September 30, 2018 reflects very strong growth in most product categories, especially laboratory products. While Chinese market conditions are currently favorable, there is uncertainty, including the potential impact of international trade disputes. The Chinese economy has historically been volatile and market conditions may change unfavorably due to various factors.

Segment profit increased $6.7 million and $33.3 million for the three and nine month periods ended September 30, 2018, respectively, compared to the corresponding periods in 2017. The increase in segment profit for the three and nine months ended September 30, 2018 includes increased local currency net sales volume, benefits from our margin expansion and cost savings initiatives, and favorable foreign currency translation.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2018	2017	%1)	2018	2017	%1)
Total net sales	$136,070	$130,620	4%	$389,804	$368,995	6%
Net sales to external customers	$134,736	$128,866	5%	$385,368	$363,514	6%
Segment profit	$19,179	$16,754	14%	$50,702	$45,043	13%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 4% in U.S. dollars and 7% in local currencies for the three months ended September 30, 2018 and increased 6% in U.S. dollars and 3% in local currencies for the nine months ended September 30, 2018, compared to the corresponding periods in 2017. Net sales to external customers increased 5% in U.S. dollars and 7% in local currencies for the three months ended September 30, 2018 and increased 6% in U.S. dollars and 4% in local currencies for the nine months ended September 30, 2018, compared to the corresponding periods in 2017. Local currency sales growth for the three month period reflects strong growth in laboratory and core-industrial products.

Segment profit increased $2.4 million and $5.7 million for the three and nine months ended September 30, 2018, respectively, compared to the corresponding periods in 2017.The increase in segment profit is primarily due to our increased sales volume, benefits from our margin expansion initiatives and favorable foreign currency translation, offset in part by increased sales and service investments.

Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $366.4 million during the nine months ended September 30, 2018, compared to $351.2 million in the corresponding period in 2017. The increase in 2018 is primarily related to higher net income, offset in part by higher cash incentive payments, the timing of tax payments and a Transition Tax payment of $4.2 million (see below).
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $96.7 million for the nine months ended September 30, 2018 compared to $85.8 million in the corresponding period in 2017. The increase is primarily related to investments in manufacturing facilities, and information technology. We expect to make net investments in new or expanded manufacturing facilities of approximately $20 million over the next two years.
In 2017, we recorded a provisional one-time charge of $72 million for the estimated income tax effect of the Transition Tax associated with the Tax Cuts and Jobs Act of which $59 million is expected to be paid over a period of up to eight years. In April 2018, we paid our first Transition Tax payment of $4.2 million.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom and certain other countries in future years and expect the only additional cost associated with the repatriation of such earnings outside the United States will be any applicable withholding taxes. All other undistributed earnings are considered to be permanently reinvested. As of September 30, 2018, we have an immaterial amount of cash and cash equivalents outside the United States where undistributed earnings are considered permanently reinvested. Accordingly, we believe the tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2018:

	September 30, 2018
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	146,938	146,938
Debt issuance costs, net	(950)	(335)	(1,285)
Total Senior Notes	349,050	146,603	495,653
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	443,776	49,465	493,241
Other local arrangements	14	55,739	55,753
Total debt	792,840	251,807	1,044,647
Less: current portion	(14)	(55,739)	(55,753)
Total long-term debt	$792,826	$196,068	$988,894

On June 15, 2018 we entered into an amended $1.1 billion Credit Agreement (the "Credit Agreement"), which amended our $800 million Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that is further described in Note 7 of our consolidated financial statements.
As of September 30, 2018, approximately $601 million was available under the Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
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
Share Repurchase Program

As of September 30, 2018, we had $227.2 million of remaining availability under the Company's share repurchase program. On November 8, 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 27.3 million shares since the inception of the program through September 30, 2018. During the nine months ended September 30, 2018 and 2017, we spent $356.2 million and $335.0 million on the repurchase of 598,539 and 647,756 shares at an average price per share of $595.18 and $517.15, respectively. We also reissued 102,174 shares and 206,646 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2018 and 2017, respectively.

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
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.2 million to $1.4 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2018, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $28.0 million in the reported U.S. dollar value of our debt.

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
As of September 30, 2018, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2018 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

July 1 to July 31, 2018	187,880	$632.03	187,880	$308,323
August 1 to August 31, 2018	208,338	$569.97	208,338	$262,813
September 1 to September 30, 2018	202,321	$586.92	202,321	$227,173
Total	598,539	$595.18	598,539	$227,173

As of September 30, 2018, the Company had $227.2 million of remaining availability under the Company's share repurchase program. On November 8, 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program. We have purchased 27.3 million shares since the inception of the program through September 30, 2018.
During the nine months ended September 30, 2018 and 2017, we spent $356.2 million and $335.0 million on the repurchase of 598,539 and 647,756 shares at an average price per share of $595.18 and $517.15, respectively. We also reissued 102,174 shares and 206,646 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2018 and 2017, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	November 9, 2018	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith