Form 10-Q
period 2019-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2019-05-10
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   X   No ___

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer.  X  Accelerated filer __ Non-accelerated filer __ Smaller reporting company __ Emerging growth company __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	MTD	New York Stock Exchange

The Registrant had 24,803,286 shares of Common Stock outstanding at March 31, 2019.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2019 and 2018
(In thousands, except share data)
(unaudited)

	March 31, 2019	March 31, 2018
Net sales
Products	$524,347	$510,946
Service	155,105	149,875
Total net sales	679,452	660,821
Cost of sales
Products	210,216	202,587
Service	80,917	83,301
Gross profit	388,319	374,933
Research and development	36,053	34,713
Selling, general and administrative	204,425	200,674
Amortization	12,222	11,735
Interest expense	9,094	8,359
Restructuring charges	1,523	4,413
Other charges (income), net	(674)	(2,400)
Earnings before taxes	125,676	117,439
Provision for taxes	13,871	24,135
Net earnings	111,805	$93,304

Basic earnings per common share:
Net earnings	$4.50	$3.66
Weighted average number of common shares	24,851,340	25,468,323

Diluted earnings per common share:
Net earnings	$4.42	$3.58
Weighted average number of common and common equivalent shares	25,310,525	26,095,647

Total comprehensive income, net of tax (Note 10)	$124,465	$122,194

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2019 and December 31, 2018
(In thousands, except share data)
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$126,480	$178,110
Trade accounts receivable, less allowances of $16,571 at March 31, 2019
and $15,469 at December 31, 2018	489,281	535,528
Inventories	282,087	268,821
Other current assets and prepaid expenses	71,536	63,401
Total current assets	969,384	1,045,860
Property, plant and equipment, net	722,926	717,526
Goodwill	535,517	534,780
Other intangible assets, net	213,977	217,308
Deferred tax assets, net	34,495	35,066
Other non-current assets	160,398	68,307
Total assets	$2,636,697	$2,618,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$174,639	$196,641
Accrued and other liabilities	161,438	156,449
Accrued compensation and related items	112,414	152,516
Deferred revenue and customer prepayments	128,962	105,381
Taxes payable	76,713	73,777
Short-term borrowings and current maturities of long-term debt	53,798	49,670
Total current liabilities	707,964	734,434
Long-term debt	1,008,485	985,021
Deferred tax liabilities, net	39,648	48,818
Other non-current liabilities	318,850	260,511
Total liabilities	2,074,947	2,028,784
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;	448	448
issued 44,786,011 and 44,786,011 shares; outstanding 24,803,286 and 24,921,963 shares at March 31, 2019 and December 31, 2018, respectively
Additional paid-in capital	769,950	764,717
Treasury stock at cost (19,982,725 shares at March 31, 2019 and 19,864,048 shares at December 31, 2018	(3,972,597)	(3,814,604)
Retained earnings	4,053,703	3,941,916
Accumulated other comprehensive loss	(289,754)	(302,414)
Total shareholders’ equity	561,750	590,063
Total liabilities and shareholders’ equity	$2,636,697	$2,618,847

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2019 and 2018
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280
Exercise of stock options and restricted stock units	39,362	—	—	5,900	(231)	—	5,669
Repurchases of common stock	(187,880)	—	—	(118,750)	—	—	(118,750)
Share-based compensation	—	—	4,354	—	—	—	4,354
Net earnings	—	—	—	—	93,304	—	93,304
Other comprehensive income (loss), net of tax	—	—	—	—	—	28,890	28,890
Balance at March 31, 2018	25,392,875	$448	$751,492	$(3,481,032)	$3,526,355	$(236,516)	$560,747

Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	171,752	—	751	28,257	(18)	—	28,990
Repurchases of common stock	(290,429)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,482	—	—	—	4,482
Net earnings	—	—	—	—	111,805	—	111,805
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,660	12,660
Balance at March 31, 2019	24,803,286	$448	$769,950	$(3,972,597)	$4,053,703	$(289,754)	$561,750

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2019 and 2018
(In thousands)
(unaudited)

	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net earnings	$111,805	$93,304
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,767	9,157
Amortization	12,222	11,735
Deferred tax benefit	(14,939)	(6,416)
Share-based compensation	4,482	4,354
Other	22	(1,269)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	45,410	54,302
Inventories	(13,092)	(15,707)
Other current assets	(6,678)	2,419
Trade accounts payable	(24,326)	(3,451)
Taxes payable	3,150	(11,640)
Accruals and other	(29,028)	(60,224)
Net cash provided by operating activities	98,795	76,564
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	72	4,507
Purchase of property, plant and equipment	(22,404)	(29,774)
Acquisitions	—	(500)
Net hedging settlements on intercompany loans	4,802	3,304
Net cash used in investing activities	(17,530)	(22,463)
Cash flows from financing activities:
Proceeds from borrowings	302,707	336,512
Repayments of borrowings	(271,646)	(331,114)
Proceeds from stock option exercises	28,990	5,669
Repurchases of common stock	(186,250)	(118,750)
Acquisition contingent consideration payment	(10,000)	—
Net cash used in financing activities	(136,199)	(107,683)

Effect of exchange rate changes on cash and cash equivalents	3,304	3,844

Net decrease in cash and cash equivalents	(51,630)	(49,738)

Cash and cash equivalents:
Beginning of period	178,110	148,687
End of period	$126,480	$98,949

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
At March 31, 2019 – Unaudited (Continued)
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
Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials and parts	$128,100	$122,945
Work-in-progress	50,911	47,098
Finished goods	103,076	98,778
	$282,087	$268,821
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
Other intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$197,916	$(52,318)	$145,598	$197,942	$(49,887)	$148,055
Proven technology and patents	73,906	(43,518)	30,388	73,880	(42,750)	31,130
Tradename (finite life)	4,580	(2,914)	1,666	4,504	(2,874)	1,630
Tradename (indefinite life)	35,479	—	35,479	35,500	—	35,500
Other	3,708	(2,862)	846	3,684	(2,691)	993
	$315,589	$(101,612)	$213,977	$315,510	$(98,202)	$217,308
The Company recognized amortization expense associated with the above intangible assets of $3.7 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

$15.4 million for 2019, $15.3 million for 2020, $13.8 million for 2021, $12.6 million for 2022, $13.2 million for 2023 and $11.6 million for 2024. Purchased intangible amortization was $3.5 million, $2.6 million after tax, and $3.4 million, $2.5 million after tax, for the three months ended March 31, 2019 and 2018, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $8.5 million and $8.1 million for the three months ended March 31, 2019 and 2018, respectively.
Revenue Recognition
Product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred based upon shipping terms. To the extent the Company’s arrangements have a separate performance obligation, revenue related to any post-shipment performance obligation is deferred until completed. Shipping and handling costs charged to customers are included in total net sales and the associated expense is a component of cost of sales. Certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the end customer. Revenue is recognized on these distributor arrangements upon transfer of control to the distributor. Contracts do not contain variable pricing arrangements that are retrospective, except for rebate programs. Rebates are estimated based on expected sales volumes and offset against revenue at the time such revenue is recognized. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. The related provisions for estimated returns and rebates are immaterial to the consolidated financial statements.
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
Leases
The Company considers an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. The Company has operating leases, but does not have financing leases.
Operating lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

assets and liabilities are recognized at the commencement of the lease based upon the present value of the lease payments over the lease term. Lease payments include both lease and non-lease components for items or activities that transfer a good and service. Vehicle lease and non-lease components are separately accounted for based on standalone value. Real estate lease and non-lease components are accounted for as a single component. Operating lease right-of-use assets include initial direct costs, advanced lease payments and lease incentives.
The lease term reflects the noncancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. The Company generally uses its incremental borrowing rate at the lease commencement date in determining the present value of lease payments as the information necessary to determine the rate implicit in the lease is not readily available. The incremental borrowing rate reflects similar terms by geographic location to the underlying leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Lease expense for operating leases is recognized on a straight-line basis over the lease term. Variable lease payments consist of non-lease services related to the lease. Variable lease payments are excluded from the right-of-use asset and lease liabilities and are expensed as incurred. Short-term leases are less than one year without purchase or renewal options that are reasonably certain to be exercised and are recognized on a straight-line basis over the lease term. The right-of-use asset is tested for impairment in accordance with ASC 360.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.5 million and $4.4 million of share-based compensation expense for the three months ended March 31, 2019 and 2018, respectively.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
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

Recent Accounting Pronouncements
In August 2018 the FASB issued ASU 2018-14 "Compensation - Retirement Benefit" which amends the current disclosure requirements for defined benefit pension plans and other post-retirement plans. The changes in the disclosures will be applied retrospectively and becomes effective December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the benefit plan disclosures and the timing of adoption.

3.	REVENUE
On January 1, 2018, the Company adopted ASC 606 "Revenue from Contracts with Customers" and all the related amendments using the modified retrospective method, whereby the adoption did not impact any prior periods. The effect of adopting the new standard did not require any cumulative effect adjustment to retained earnings as of January 1, 2018. There was no impact to our consolidated statements of operations, balance sheet, or statement of cash flows as of and for the period ended March 31, 2018.
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows:

For the three month ended March 31, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$174,256	$26,665	$116,555	$111,416	$95,455	$524,347
Service Revenue:
Point in time	49,651	4,951	33,939	7,704	24,018	120,263
Over time	10,743	1,961	15,412	2,603	4,123	34,842
Total	$234,650	$33,577	$165,906	$121,723	$123,596	$679,452

For the three month ended March 31, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$172,501	$25,565	$116,932	$104,292	$91,656	$510,946
Service Revenue:
Point in time	47,619	4,830	34,590	7,127	24,237	118,403
Over time	9,625	2,071	13,850	2,511	3,415	31,472
Total	$229,745	$32,466	$165,372	$113,930	$119,308	$660,821

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our reporting units sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination for the three months ended March 31 follows:

	2019	2018
Americas	$258,631	$252,279
Europe	209,555	205,840
Asia / Rest of World	211,266	202,702
Total	$679,452	$660,821

The Company's global revenue mix by product category is laboratory (53% of sales), industrial (40% of sales) and retail (7% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products, while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three months ended March 31 follows:

	2019	2018
Laboratory	$359,732	$345,159
Industrial	271,320	262,656
Retail	48,400	53,006
Total	$679,452	$660,821

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of March 31, 2019 and December 31, 2018 was $16.2 million and $12.4 million respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.

Changes in the components of deferred revenue and customer prepayments during the periods ended March 31, 2019 and 2018 are as follows:

	2019	2018
Beginning balances as of December 31	$105,381	$107,166
Customer pre-payments/deferred revenue	167,599	151,009
Revenue recognized	(144,303)	(129,796)
Foreign currency translation	285	2,325
Ending balance as of March 31	$128,962	$130,704

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

4.	ACQUISITIONS
In 2018, the Company incurred acquisition payments totaling $5.5 million. The Company recorded $4.9 million of identified intangibles primarily pertaining to technology and patents in connection with these acquisitions, which will be amortized on a straight-line basis over 10 years. Goodwill recorded in connection with these acquisitions totaled $0.6 million.
In September 2017, the Company acquired all of the shares of Biotix, Inc., a U.S.-based manufacturer and distributor of plastics consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market. The initial cash payment was $105 million plus the settlement of contingent consideration of $10 million which was paid in the first quarter of 2019.

5.	FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges, also see Note 6 and Note 10 to the interim consolidated financial statements. As also mentioned in Note 8, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiary.
Cash Flow Hedges
In February 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.78%. The swap began in February 2019 and matures in June 2021.
In 2017, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $100 million of borrowings under the Company's credit facility into synthetic Swiss franc debt which allows the Company to effectively change the floating rate LIBOR-based interest payments, including the credit spread to a fixed Swiss franc income of 0.01%. The swap began in June 2017 and matures in June 2019.
In 2015, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company's credit agreement to a fixed obligation of 2.25%. The swap began in February 2017 and matures in February 2022.
In 2013, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million in borrowings under the Company’s credit agreement to a fixed obligation of 2.52% beginning in October 2015 and matures in October 2020.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2019 and December 31, 2018, respectively. A derivative gain of $2.3 million based upon interest rates at March 31, 2019, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through March 31, 2019, no hedge ineffectiveness has occurred in relation to the cash flow hedges.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2019 and December 31, 2018, as disclosed in Note 6. The Company recognized in other charges (income) a net gain of $4.7 million and $5.7 million during the three months ended March 31, 2019 and 2018, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2019 and December 31, 2018, these contracts had a notional value of $436.5 million and $436.7 million, respectively.

6.	FAIR VALUE MEASUREMENTS
The Company has limited involvement with derivative financial instruments. At March 31, 2019 and December 31, 2018, the Company had derivative assets totaling $3.4 million and $3.2 million, respectively, and derivative liabilities totaling $1.8 million and $1.1 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreement, and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2019 and December 31, 2018.
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
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the Company’s assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018. The Company does not have any assets or liabilities which are categorized as Level 1 or Level 3.

	March 31, 2019	December 31, 2018	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$1,175	$1,534	Other current assets and prepaid expenses
Cash Flow Hedges:
Interest rate swap agreements	—	545	Other non-current assets
Cross currency swap agreement	2,239	1,154	Other current assets and prepaid expenses
Total derivative assets	$3,414	$3,233

Foreign currency forward contracts not designated as hedging instruments	$878	$1,059	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	411	27	Other non-current liabilities
Cross currency swap agreement	556	—	Other non-current liabilities
Total derivative liabilities	$1,845	$1,086

At March 31, 2019 and December 31, 2018, the Company had $13.7 million and $9.0 million of cash equivalents, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.

The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $10.4 million as of March 31, 2019.

7.	INCOME TAXES
The Company's reported tax rate was 11% and 21% during the three months ended March 31, 2019 and 2018, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 20.5% and 22% before non-recurring discrete tax items during 2019 and 2018, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") significantly revised U.S. corporate income tax law. The Company's accounting for the above items was based upon reasonable estimates of the tax effects of the Act, and its evaluation of recently issued regulatory guidance. In January 2019, further interpretive guidance was issued related to Transition Tax. The Company has completed its analysis of this recently issued guidance and concluded there is no additional impact to its financial position, results of operations, or cash flows.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.	DEBT
Debt consisted of the following at March 31, 2019:

	March 31, 2019
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% Euro 125 million Senior Notes due June 17, 2030	—	140,750	140,750
Senior notes debt issuance costs, net	(862)	(321)	(1,183)
Total Senior Notes	349,138	140,429	489,567
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	440,532	78,386	518,918
Other local arrangements	1,261	52,537	53,798
Total debt	790,931	271,352	1,062,283
Less: current portion	(1,261)	(52,537)	(53,798)
Total long-term debt	$789,670	$218,815	$1,008,485
As of March 31, 2019, the Company had $575.2 million of availability remaining under its Credit Agreement.

In April 2019, the Company entered into an agreement to issue and sell $75 million of ten-year Senior Notes in a private placement. The Company will issue the Senior Notes with a fixed interest rate of 3.91% ("3.91% Senior Notes") in June 2019. The 3.91% Senior Notes are unsecured obligations of the Company and will mature in June 2029. Interest on the 3.91% Senior Notes is payable semi-annually in June and December of each year.

The 3.91% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires the Company to maintain a consolidated interest coverage ratio of more than 3.5 to 1.0 and a consolidated leverage ratio of less than 3.5 to 1.0. The agreement contains customary events of defaults with customary grace periods, as applicable.

Other Local Arrangements
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points, a maturity date of April 2019, and a one year mutual renewal term and, as such, are classified as short-term debt on the Company's consolidated balance sheet.
1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

income (loss). The pre-tax unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a gain of $2.3 million and a loss of $5.5 million for the three months ended March 31, 2019 and 2018, respectively. The Company has a gain of $0.9 million recorded in accumulated other comprehensive income (loss) as of March 31, 2019.

9.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program which has $1.9 billion of remaining availability as of March 31, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 27.8 million common shares since the inception of the program in 2004 through March 31, 2019. During the three months ended March 31, 2019 and 2018, the Company spent $186.3 million and $118.8 million on the repurchase of 290,429 shares and 187,880 shares at an average price per share of $641.27 and $632.03, respectively. The Company reissued 171,752 shares and 39,362 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2019 and 2018, respectively.

10.	ACCUMULATED COMPREHENSIVE AND OTHER COMPREHENSIVE INCOME
Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2019	March 31, 2018
Net earnings	$111,805	$93,304
Other comprehensive income (loss), net of tax	12,660	$28,890
Comprehensive income (loss), net of tax	$124,465	$122,194

The following table presents changes in accumulated other comprehensive income (loss) by component for the periods ended March 31, 2019 and 2018:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(308)	—	(308)
Foreign currency translation adjustment	8,664	—	1,736	10,400
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(446)	3,014	2,568
Net change in other comprehensive income (loss), net of tax	8,664	(754)	4,750	12,660
Balance at March 31, 2019	$(55,249)	$(52)	$(234,453)	$(289,754)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	5,915	—	5,915
Foreign currency translation adjustment	28,969	—	(6,464)	22,505
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,215)	3,685	470
Net change in other comprehensive income (loss), net of tax	28,969	2,700	(2,779)	28,890
Balance at March 31, 2018	$(2,371)	$1,619	$(235,764)	$(236,516)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2019	2018	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$(62)	$277	Interest expense
Cross currency swap	(433)	(3,710)	(a)
Total before taxes	(495)	(3,433)
Provision for taxes	(49)	(218)	Provision for taxes
Total, net of taxes	$(446)	$(3,215)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$3,889	$4,811	(b)
Provision for taxes	875	1,126	Provision for taxes
Total, net of taxes	$3,014	$3,685

(a)
The cross currency swap reflects an unrealized loss of $0.6 million recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.0 million recorded in interest expense for the three months ended March 31, 2019.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended March 31, 2019 and 2018.

11.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included 459,185 and 627,324 common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, 2019 and 2018, respectively, relating to outstanding stock options and restricted stock units.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Outstanding options and restricted stock units to purchase or receive 90,435 and 56,224 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

12.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost, net	$266	$272	$3,686	$3,921	$—	$—	$3,952	$4,193
Interest cost on projected benefit obligations	1,146	1,061	2,558	2,223	16	16	3,720	3,300
Expected return on plan assets	(1,472)	(1,732)	(7,301)	(7,987)	—	—	(8,773)	(9,719)
Recognition of prior service cost	—	—	(1,702)	(1,794)	—	(93)	(1,702)	(1,887)
Recognition of actuarial losses/(gains)	593	1,451	5,171	5,560	(173)	(313)	5,591	6,698
Net periodic pension cost/(credit)	$533	$1,052	$2,412	$1,923	$(157)	$(390)	$2,788	$2,585

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, the Company expects to make employer contributions of approximately $25.3 million to its non-U.S. pension plan and employer contributions of approximately $0.4 million to its U.S. post-retirement medical plan during the year ended December 31, 2019. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

13.	RESTRUCTURING CHARGES
For the three months ending March 31, 2019, the Company incurred $1.5 million of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2019 is as follows:

Total
Balance at December 31, 2018	$7,972
Restructuring charges	1,523
Cash payments / utilization	(3,692)
Impact of foreign currency	(60)
Balance at March 31, 2019	$5,743

14.	OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2019 and 2018 were $1.2 million and $1.6 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

15.	SEGMENT REPORTING
As disclosed in Note 17 to the Company's consolidated financial statements for the year ending December 31, 2018, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2019	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$234,650	$26,145	$260,795	$37,985	$410,021
Swiss Operations	33,577	153,731	187,308	53,522	21,757
Western European Operations	165,906	44,045	209,951	25,725	88,208
Chinese Operations	121,723	56,857	178,580	59,484	663
Other (a)	123,596	1,261	124,857	13,187	14,868
Eliminations and Corporate (b)	—	(282,039)	(282,039)	(42,062)	—
Total	$679,452	$—	$679,452	$147,841	$535,517

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2018	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$229,745	$23,666	$253,411	$34,245	$409,471
Swiss Operations	32,466	143,582	176,048	45,975	22,866
Western European Operations	165,372	41,012	206,384	18,282	95,938
Chinese Operations	113,930	60,407	174,337	59,553	722
Other (a)	119,308	1,640	120,948	13,881	15,787
Eliminations and Corporate (b)	—	(270,307)	(270,307)	(32,390)	—
Total	$660,821	$—	$660,821	$139,546	$544,784

(a)	Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Earnings before taxes	$125,676	$117,439
Amortization	12,222	11,735
Interest expense	9,094	8,359
Restructuring charges	1,523	4,413
Other charges (income), net	(674)	(2,400)
Segment profit	$147,841	$139,546

During the three months ended March 31, 2019, restructuring charges of $1.5 million were recognized, of which $0.5 million and $1.0 million, related to the Company’s U.S. and Western European operations, respectively. Restructuring charges of $4.4 million were recognized during the three months ended March 31, 2018, of which $3.6 million, $0.4 million, and $0.4 million related to the Company's U.S., Swiss, and Western European operations, respectively.

16.	LEASES
The Company adopted ASC 842 "Leases" with an effective date of January 1, 2019. The operating lease right-of-use asset was $92.7 million, and the lease liability was $93.5 million at inception. The Company elected the practical expedients package under ASC 842 and accordingly did not reassess any previously expired or existing arrangements, and related classification under ASC 840.
The Company's operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service and administrative offices, while vehicle leases are primarily related to the Company's field sales and service organization. The consolidated balance sheet included the following balances as of March 31, 2019:

	March 31, 2019	Balance Sheet Location
Right-of-use assets, net	$86,547	Other non-current assets

Current lease liability	$26,210	Accrued and other liabilities
Non-current lease liability	60,626	Other non-current liabilities
Total operating lease liability	$86,836

The lease right-of-use asset, net increased total assets as of March 31, 2019 for U.S. Operations by $35.4 million, Swiss Operations by $1.0 million, Western European Operations by $21.9 million, Chinese Operations by $3.5 million, Other by $22.8 million, and Eliminations and Corporate by $1.9 million.
As of March 31, 2019, the Company has entered into additional real estate operating leases of $5.2 million that are expected to commence in 2019.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2019 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

For the three months ended March 31, 2019 the Company had the following recorded in selling, general and administrative:

2019
Operating lease expense	$8,217
Variable lease expense	925
Short-term lease expense	391
Total lease expense	$9,533

Weighted average remaining lease term	6.8 years
Weighted average discount rate	3.0%

Accruals and other on the Consolidated Statement of Cash Flows includes the amortization of the lease right-of-use asset of $7.6 million, offset by a change in the lease liability of $8.1 million for the three months ended March 31, 2019. Lease payments within operating activities was $8.4 million for the three months ended March 31, 2019. The Company also had non-cash lease right-of-use assets in exchange for lease liabilities of $1.9 million for the three months ended March 31, 2019.
The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended March 31:

2020	$28,406
2021	20,678
2022	13,011
2023	7,714
2024	4,443
Thereafter	22,986
Total lease payments	97,238
Less imputed interest	(10,402)
Total operating lease liability	$86,836
The future minimum lease payments under non-cancellable leases as of December 31, 2018:

2019	$32,113
2020	23,771
2021	16,986
2022	9,855
2023	7,435
Thereafter	5,081
Total lease payments	$95,241

17.	CONTINGENCIES
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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2019 and 2018 (amounts in thousands).

	Three months ended March 31,
	2019		2018
	(unaudited)%		(unaudited)%
Net sales	$679,452	100.0	$660,821	100.0
Cost of sales	291,133	42.8	285,888	43.3
Gross profit	388,319	57.2	374,933	56.7
Research and development	36,053	5.3	34,713	5.3
Selling, general and administrative	204,425	30.1	200,674	30.4
Amortization	12,222	1.8	11,735	1.8
Interest expense	9,094	1.3	8,359	1.3
Restructuring charges	1,523	0.2	4,413	0.6
Other charges (income), net	(674)	—	(2,400)	(0.4)
Earnings before taxes	125,676	18.5	117,439	17.8
Provision for taxes	13,871	2.0	24,135	3.7
Net earnings	$111,805	16.5	$93,304	14.1

Net sales
Net sales were $679.5 million for the three months ended March 31, 2019, compared to $660.8 million for the corresponding period in 2018. This represents an increase in U.S. dollars of 3%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 7% for the three months ended March 31, 2019. Global market conditions were generally favorable during the first quarter of 2019. We also continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field resources. However, we remain cautious as economic uncertainties exist in certain regions of the world. Economic conditions can also change quickly, particularly in emerging markets.
Net sales by geographic destination for the three months ended March 31, 2019 in U.S. dollars increased 3% in the Americas, 2% in Europe and 4% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 3% in the Americas, 9% in Europe and 9% in Asia/Rest of World. Net sales in the Americas was reduced 3% related to a significant decline in food retailing primarily due to the timing of project activity. A discussion of sales by operating segment is included below.
As described in Note 17 to our consolidated financial statements for the year ended December 31, 2018, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 3% in U.S. dollars and 7% in local currency for the three months ended March 31, 2019 compared to the prior period. Service revenue (including spare parts) increased 3% in U.S. dollars and 8% in local currency during the three months ended March 31, 2019 compared to the corresponding period in 2018.
Net sales of our laboratory products and services, which represented approximately 53% of our total net sales for the three months ended March 31, 2019, increased 4% in U.S. dollars and 8% in local currencies during the three months ended March 31, 2019. The local currency increase in net sales of our laboratory-related products includes strong growth in most product categories, especially process analytics, analytical instruments and pipettes.
Net sales of our industrial products and services, which represented approximately 40% of our total net sales for the three months ended March 31, 2019, increased 3% in U.S. dollars and 8% in local currencies during the three months ended March 31, 2019. The local currency increase in net sales of our industrial-related products includes strong growth in core industrial, as well as solid growth in product inspection.
Net sales in our food retailing products and services, which represented approximately 7% of our total net sales for the three months ended March 31, 2019, decreased 9% in U.S. dollars and 5% in local currencies during the three months ended March 31, 2019. Food retailing sales declined significantly in the Americas primarily due to timing of project activity, partially offset by increases in Europe and Asia/Rest of World.
Gross profit
Gross profit as a percentage of net sales was 57.2% for the three months ended March 31, 2019 compared to 56.7% for the corresponding period in 2018.
Gross profit as a percentage of net sales for products was 59.9% and 60.4% for the three month periods ended March 31, 2019 and 2018.
Gross profit as a percentage of net sales for services (including spare parts) was 47.8% for the three months ended March 31, 2019 compared to 44.4% for the corresponding period in 2018.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2019 reflects favorable price realization and productivity, partially offset by tariff costs and initial costs associated with new product introductions.
In 2018, the U.S. government enacted tariffs on certain products imported from China. The tariffs became effective at various points during 2018. We estimate the associated annualized cost increase is approximately $25 million (assuming a 25% tariff rate). We continue to evaluate and implement various actions to mitigate the effects of these tariffs.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.3% for both the three months ended March 31, 2019 and 2018, respectively. Research and development expenses increased 4% in U.S. dollars and 9% in local currencies, during the three months ended March 31, 2019 compared to the corresponding period in 2018 relating to increased research and development project activity.
Selling, general and administrative expenses as a percentage of net sales were 30.1% for the three months ended March 31, 2019 compared to 30.4% in the corresponding period during 2018. Selling, general and administrative expenses increased 2% in U.S. dollars and 6% in local currencies, during the three months ended March 31, 2019 compared to the corresponding period in 2018. The local currency increase includes investments in our field sales organization and growth initiatives and higher cash incentive expense, offset in part by benefits from our cost savings initiatives.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $12.2 million for the three months ended March 31, 2019 and $11.7 million for the corresponding period in 2018.
Interest expense was $9.1 million for the three months ended March 31, 2019 and $8.4 million for the corresponding period in 2018.
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2019 and 2018 were $1.2 million and $1.6 million, respectively.
Our reported tax rate was 11% and 21% during the three months ended March 31, 2019 and 2018, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 20.5% and 22% before non-recurring discrete tax items for the three months ended March 31, 2019 and 2018, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 17 to our consolidated financial statements for the year ended December 31, 2018.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2019	2018	%
Total net sales	$260,795	$253,411	3%
Net sales to external customers	$234,650	$229,745	2%
Segment profit	$37,985	$34,245	11%

Total net sales and net sales to external customers increased 3% and 2%, respectively for the three months ended March 31, 2019 compared with the corresponding period in 2018. The increase in total net sales and net sales to external customers includes strong growth in laboratory-related products, partially offset by a significant decline in food retailing primarily due to the timing of project activity which reduced net sales by 3%.

Segment profit increased $3.7 million for the three months ended March 31, 2019 compared to the corresponding period in 2018 and included benefits from our margin expansion and facility consolidation initiatives, offset in part by investments in our sales and service organization and initial costs of new product introductions.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2019	2018	%1)
Total net sales	$187,308	$176,048	6%
Net sales to external customers	$33,577	$32,466	3%
Segment profit	$53,522	$45,975	16%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 6% in U.S. dollars and 12% in local currency for the three months ended March 31, 2019 compared to the corresponding period in 2018. Net sales to external customers increased 3% in U.S. dollars and 7% in local currency during the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase in local currency net sales to external customers for the three month period ended March 31, 2019 includes strong growth in most product categories.

Segment profit increased $7.5 million for the three month period ended March 31, 2019 compared to the corresponding period in 2018. Segment profit during the three months ended March 31, 2019 includes the benefit of increased net sales volume and our margin expansion initiatives, offset in part by unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2019	2018	%1)
Total net sales	$209,951	$206,384	2%
Net sales to external customers	$165,906	$165,372	0%
Segment profit	$25,725	$18,282	41%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 2% in U.S. dollars and increased 10% in local currencies during the three month period ended March 31, 2019 compared to the corresponding period in 2018. Net sales to external customers were flat in U.S. dollars and increased 9% in local currencies during the three month period ended March 31, 2019 compared to the corresponding period in 2018. The local currency increase in net sales to external customers for the three months ended March 31, 2019 includes strong growth in most product categories, with particularly strong growth in core industrial, laboratory balances, process analytics and analytical instruments.

Segment profit increased $7.4 million for the three month period ended March 31, 2019 compared to the corresponding period in 2018. The increase in segment profit includes an increase in sales volume, prior year Blue Ocean roll-in costs, and benefits from our margin expansion initiatives, offset in part by investments in our sales and service organization and unfavorable foreign currency translation.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2019	2018	%1)
Total net sales	$178,580	$174,337	2%
Net sales to external customers	$121,723	$113,930	7%
Segment profit	$59,484	$59,553	—%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales increased 2% in U.S. dollars and 8% in local currency for the three months ended March 31, 2019 compared to the corresponding period in 2018. Net sales to external customers increased 7% in U.S. dollars and 13% in local currency during the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase in local currency net sales to external customers during the three months ended March 31, 2019 reflects strong growth in both laboratory and industrial products. While Chinese market conditions are currently favorable, the Chinese economy has historically been volatile and market conditions may change unfavorably due to various factors.

Segment profit decreased $0.1 million for the three month period ended March 31, 2019 compared to the corresponding period in 2018. The decrease in segment profit for the three month period ended March 31, 2019 includes increased sales and service investments, unfavorable foreign currency translation, and higher research and development activity, offset by increased sales volume and benefits from our margin expansion initiatives.
Other (amounts in thousands)

	Three months ended March 31,
	2019	2018	%1)
Total net sales	$124,857	$120,948	3%
Net sales to external customers	$123,596	$119,308	4%
Segment profit	$13,187	$13,881	(5)%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales and net sales to external customers increased 3% and 4% respectively, in U.S. dollars and both increased 8% in local currencies during the three month period ended March 31, 2019 compared to the corresponding period in 2018. Local currency growth in was driven by strong growth in most product categories.

Segment profit decreased $0.7 for the three months ended March 31, 2019 compared to the corresponding period in 2018. The decrease in segment profit is primarily related to unfavorable foreign currency translation, offset in part by increased local currency net sales.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $98.8 million during the three months ended March 31, 2019, compared to $76.6 million in the corresponding period in 2018. The increase in 2019 includes higher net earnings and a lower working capital outflow, which includes lower cash incentive payments of $18 million that was partly offset by working capital timing.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $22.4 million for the three months ended March 31, 2019 compared to $29.8 million in the corresponding period in 2018. The decrease is primarily related to prior year investments in manufacturing facilities. We expect to make net investments in new or expanded manufacturing facilities of $10 million to $15 million over the next two years.
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

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2019:

	March 31, 2019
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
1.47% Euro 125 million Senior Notes due June 17, 2030	—	140,750	140,750
Senior notes debt issuance costs, net	(862)	(321)	(1,183)
Total Senior Notes	349,138	140,429	489,567
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	440,532	78,386	518,918
Other local arrangements	1,261	52,537	53,798
Total debt	790,931	271,352	1,062,283
Less: current portion	(1,261)	(52,537)	(53,798)
Total long-term debt	$789,670	$218,815	$1,008,485

As of March 31, 2019, approximately $575.2 million was available under our Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.

We currently believe that cash flow from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for the foreseeable future.

In April 2019, the Company entered into an agreement to issue and sell $75 million of ten-year Senior Notes in a private placement. The Company will issue the Senior Notes with a fixed interest rate of 3.91% ("3.91% Senior Notes") in June 2019. The 3.91% Senior Notes are unsecured obligations of the Company and will mature in June 2029. Interest on the 3.91% Senior Notes is payable semi-annually in June and December of each year.

The 3.91% Senior Notes contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The note purchase agreement also requires the Company to maintain a consolidated interest coverage ratio of more than 3.5 to 1.0 and a consolidated leverage ratio of less than 3.5 to 1.0. The agreement contains customary events of defaults with customary grace periods, as applicable.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the three months ended March 31, 2019, we paid $10 million related to the settlement of the Biotix acquisition contingent consideration as further described in Note 4 of our 2018 Consolidated Financial Statements.

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

Share Repurchase Program
In November 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program which has $1.9 billion of remaining availability as of March 31, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 27.8 million common shares since the inception of the program in 2004 through March 31, 2019. During both the three months ended March 31, 2019 and 2018, we spent $186.3 million and $118.8 million on the repurchase of 290,429 shares and 187,880 shares at an average price per share of $641.27 and $632.03, respectively. We reissued 171,752 shares and 39,362 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2019 and 2018, respectively.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2019, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $30.2 million in the reported U.S. dollar value of our debt.

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
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2019, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We adopted ASC 842 "Leases" on January 1, 2019. As a result of adopting this new accounting standard we have modified processes and controls included in our framework of internal controls over financial reporting (ICFR). Management has implemented an additional system, processes, and controls that were designed and operating effectively as part of the implementation process. Such additional system, processes and controls include but are not limited to (i) the development, review and approval of certain management judgments and estimates in evaluating contract terms, (ii) evaluating the significant inputs subject to the determination of completeness and accuracy of the lease liability and the related lease right-of-use asset, and (iii) the ongoing accounting and financial reporting in accordance with ASC 842.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2019 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2019	105,963	$575.72	105,963	$2,047,416
February 1 to February 28, 2019	92,362	$660.49	92,362	$1,986,410
March 1 to March 31, 2019	92,104	$697.42	92,104	$1,922,173
Total	290,429	$641.27	290,429	$1,922,173

The Company has a share repurchase program of which there was $1.9 billion common shares remaining to be repurchased under the program as of March 31, 2019. We have purchased 27.8 million shares since the inception of the program through March 31, 2019.
During both the three months ended March 31, 2019 and 2018, we spent $186.3 million and $118.8 million on the repurchase of 290,429 and 187,880 shares at an average price per share of $641.27 and $632.03, respectively. We reissued 171,752 shares and 39,362 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2019 and 2018, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	May 10, 2019	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer