Form 10-Q
period 2019-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2019-08-02
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019, OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
Commission File Number: 1-13595
Mettler Toledo International Inc
_______________________________________________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	13-3668641
(State or other jurisdiction of	(I.R.S Employer Identification No.)
incorporation or organization)
1900 Polaris Parkway
Columbus, OH 43240
and
Im Langacher, P.O. Box MT-100
CH 8606 Greifensee, Swizterland
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer. ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 24,609,232 shares of Common Stock outstanding at June 30, 2019.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2019 and 2018
(In thousands, except share data)
(unaudited)

	June 30, 2019	June 30, 2018
Net sales
Products	$565,927	$562,476
Service	165,439	159,520
Total net sales	731,366	721,996
Cost of sales
Products	226,816	221,729
Service	85,012	87,642
Gross profit	419,538	412,625
Research and development	36,582	35,315
Selling, general and administrative	205,215	208,024
Amortization	12,326	11,970
Interest expense	8,882	8,309
Restructuring charges	2,891	7,321
Other charges (income), net	(1,574)	(1,916)
Earnings before taxes	155,216	143,602
Provision for taxes	28,056	32,134
Net earnings	$127,160	$111,468

Basic earnings per common share:
Net earnings	$5.15	$4.41
Weighted average number of common shares	24,698,032	25,299,414

Diluted earnings per common share:
Net earnings	$5.06	$4.31
Weighted average number of common and common equivalent shares	25,118,352	25,867,383

Comprehensive income, net of tax (Note 10)	$115,481	$82,263

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2019 and 2018
(In thousands, except share data)
(unaudited)

	June 30, 2019	June 30, 2018
Net sales
Products	$1,090,274	$1,073,422
Service	320,544	309,395
Total net sales	1,410,818	1,382,817
Cost of sales
Products	437,032	424,316
Service	165,929	170,943
Gross profit	807,857	787,558
Research and development	72,635	70,028
Selling, general and administrative	409,640	408,698
Amortization	24,548	23,705
Interest expense	17,976	16,668
Restructuring charges	4,414	11,734
Other charges (income), net	(2,248)	(4,316)
Earnings before taxes	280,892	261,041
Provision for taxes	41,927	56,269
Net earnings	$238,965	$204,772

Basic earnings per common share:
Net earnings	$9.65	$8.07
Weighted average number of common shares	24,774,262	25,383,402

Diluted earnings per common share:
Net earnings	$9.48	$7.88
Weighted average number of common and common equivalent shares	25,217,359	25,979,508

Comprehensive income, net of tax (Note 10)	$239,946	$204,457

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2019 and December 31, 2018
(In thousands, except share data)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$124,439	$178,110
Trade accounts receivable, less allowances of $16,835 at June 30, 2019
and $15,469 at December 31, 2018	498,723	535,528
Inventories	286,347	268,821
Other current assets and prepaid expenses	71,937	63,401
Total current assets	981,446	1,045,860
Property, plant and equipment, net	728,007	717,526
Goodwill	534,557	534,780
Other intangible assets, net	211,211	217,308
Deferred tax assets, net	35,722	35,066
Other non-current assets	169,915	68,307
Total assets	$2,660,858	$2,618,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$160,584	$196,641
Accrued and other liabilities	162,777	156,449
Accrued compensation and related items	129,202	152,516
Deferred revenue and customer prepayments	128,704	105,381
Taxes payable	74,066	73,777
Short-term borrowings and current maturities of long-term debt	51,918	49,670
Total current liabilities	707,251	734,434
Long-term debt	1,087,874	985,021
Deferred tax liabilities, net	40,282	48,818
Other non-current liabilities	321,365	260,511
Total liabilities	2,156,772	2,028,784
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 24,609,232 and
24,921,963 shares at June 30, 2019 and December 31, 2018, respectively	448	448
Additional paid-in capital	774,288	764,717
Treasury stock at cost (20,176,779 shares at June 30, 2019, and 19,864,048 shares at December 31, 2018)	(4,149,540)	(3,814,604)
Retained earnings	4,180,323	3,941,916
Accumulated other comprehensive loss	(301,433)	(302,414)
Total shareholders’ equity	504,086	590,063
Total liabilities and shareholders’ equity	$2,660,858	$2,618,847

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2019 and 2018
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280
Exercise of stock options and restricted stock units	39,362	—	—	5,900	(231)	—	5,669
Repurchases of common stock	(187,880)	—	—	(118,750)	—	—	(118,750)
Share-based compensation	—	—	4,354	—	—	—	4,354
Net earnings	—	—	—	—	93,304	—	93,304
Other comprehensive income (loss), net of tax	—	—	—	—	—	28,890	28,890
Balance at March 31, 2018	25,392,875	$448	$751,492	$(3,481,032)	$3,526,355	$(236,516)	$560,747
Exercise of stock options and restricted stock units	29,291	—	—	4,485	(194)	—	4,291
Repurchases of common stock	(208,338)	—	—	(118,749)	—	—	(118,749)
Share-based compensation	—	—	3,882	—	—	—	3,882
Net earnings	—	—	—	—	111,468	—	111,468
Other comprehensive income (loss), net of tax	—	—	—	—	—	(29,205)	(29,205)
Balance at June 30, 2018	25,213,828	$448	$755,374	$(3,595,296)	$3,637,629	$(265,721)	$532,434

Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	171,752	—	751	28,257	(18)	—	28,990
Repurchases of common stock	(290,429)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,482	—	—	—	4,482
Net earnings	—	—	—	—	111,805	—	111,805
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,660	12,660
Balance at March 31, 2019	24,803,286	$448	$769,950	$(3,972,597)	$4,053,703	$(289,754)	$561,750
Exercise of stock options and restricted stock units	54,843	—	—	9,307	(540)	—	8,767
Repurchases of common stock	(248,897)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,338	—	—	—	4,338
Net earnings	—	—	—	—	127,160	—	127,160
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,679)	(11,679)
Balance at June 30, 2019	24,609,232	$448	$774,288	$(4,149,540)	$4,180,323	$(301,433)	$504,086

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2019 and 2018
(In thousands)
(unaudited)

	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net earnings	$238,965	$204,772
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,390	18,606
Amortization	24,548	23,705
Deferred tax benefit	(14,881)	(10,109)
Share-based compensation	8,820	8,236
Other	(30)	(1,200)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	36,674	34,509
Inventories	(16,848)	(19,959)
Other current assets	(9,748)	844
Trade accounts payable	(36,216)	5,425
Taxes payable	(487)	1,268
Accruals and other	(24,322)	(49,338)
Net cash provided by operating activities	225,865	216,759
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,216	4,530
Purchase of property, plant and equipment	(44,699)	(61,586)
Acquisitions	(504)	(500)
Net hedging settlements on intercompany loans	(1,226)	7,042
Net cash used in investing activities	(45,213)	(50,514)
Cash flows from financing activities:
Proceeds from borrowings	638,830	603,180
Repayments of borrowings	(532,729)	(502,524)
Proceeds from stock option exercises	37,757	9,960
Repurchases of common stock	(372,500)	(237,499)
Acquisition contingent consideration payment	(10,000)	—
Other financing activities	1,753	(1,635)
Net cash used in financing activities	(236,889)	(128,518)
Effect of exchange rate changes on cash and cash equivalents	2,566	(3,224)
Net (decrease) increase in cash and cash equivalents	(53,671)	34,503
Cash and cash equivalents:
Beginning of period	178,110	148,687
End of period	$124,439	$183,190

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials and parts	$128,624	$122,945
Work-in-progress	48,294	47,098
Finished goods	109,429	98,778
	$286,347	$268,821

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
Other intangible assets consisted of the following:

	June 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$197,827	$(54,520)	$143,307	$197,942	$(49,887)	$148,055
Proven technology and patents	74,924	(44,873)	30,051	73,880	(42,750)	31,130
Tradenames (finite life)	4,598	(2,963)	1,635	4,504	(2,874)	1,630
Tradenames (indefinite life)	35,491	—	35,491	35,500	—	35,500
Other	3,718	(2,991)	727	3,684	(2,691)	993
	$316,558	$(105,347)	$211,211	$315,510	$(98,202)	$217,308

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $3.7 million and $3.5 million for the three months ended June 30, 2019 and 2018, respectively and $7.4 million and $7.1 million for the six months ended June 30, 2019 and 2018, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $15.1 million for 2019, $15.4 million for 2020, $14.1 million for 2021, $12.7 million for 2022, $13.3 million for 2023 and $11.7 million for 2024. Purchased intangible amortization was $3.5 million, $2.6 million after tax, and $3.3 million, $2.5 million after tax, for the three months ended June 30, 2019 and 2018, respectively and $6.9 million, $5.2 million after tax, and $6.7 million, $5.0 million after tax, for the six months ended June 30, 2019 and 2018, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $8.5 million and $8.4 million for the three months ended June 30, 2019 and 2018, respectively and $17.0 million and $16.5 million for the six months ended June 30, 2019 and 2018, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

Leases
The Company considers an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. The Company has operating leases, but does not have financing leases.
Operating lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the lease payments over the lease term. Lease payments include both lease and non-lease components for items or activities that transfer a good and service. Vehicle lease and non-lease components are separately accounted for based on standalone value. Real estate lease and non-lease components are accounted for as a single component. Operating lease right-of-use assets include initial direct costs, advanced lease payments and lease incentives.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.3 million and $8.8 million of share-based compensation expense for the three and six months ended June 30, 2019, respectively, compared to $3.9 million and $8.2 million for the corresponding periods in 2018.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-14 "Compensation - Retirement Benefit" which amends the current disclosure requirements for defined benefit pension plans and other post-retirement plans. The changes in the disclosures will be applied retrospectively and becomes effective December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the benefit plan disclosures and the timing of adoption.

3.	REVENUE
On January 1, 2018, the Company adopted ASC 606 "Revenue from Contracts with Customers" and all the related amendments using the modified retrospective method, whereby the adoption does not impact any prior periods. The effect of adopting the new standard did not require any cumulative effect adjustment to retained earnings as of January 1, 2018. There was no impact to our consolidated statements of operations and comprehensive income, balance sheets, or statements of cash flows as of and for the period ended June 30, 2018.
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary by the Company’s reportable segments follows for the three and six months ended June 30, 2019 and 2018 follows:

For the three months ended June 30, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$202,608	$24,362	$115,195	$124,042	$99,720	$565,927
Service Revenue:
Point in time	53,054	5,035	32,553	9,548	27,800	127,990
Over time	12,227	1,961	15,933	2,869	4,459	37,449
Total	$267,889	$31,358	$163,681	$136,459	$131,979	$731,366

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

For the three months ended June 30, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$191,511	$25,163	$124,336	$119,709	$101,757	$562,476
Service Revenue:
Point in time	49,985	4,919	33,081	10,885	24,969	123,839
Over time	9,978	2,072	16,355	2,678	4,598	35,681
Total	$251,474	$32,154	$173,772	$133,272	$131,324	$721,996

For the six months ended June 30, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$376,864	$51,027	$231,751	$235,457	$195,175	$1,090,274
Service Revenue:
Point in time	102,707	9,985	65,328	17,252	52,660	247,932
Over time	22,969	3,923	32,508	5,472	7,740	72,612
Total	$502,540	$64,935	$329,587	$258,181	$255,575	$1,410,818

For the six months ended June 30, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$364,012	$50,728	$241,268	$224,002	$193,412	$1,073,422
Service Revenue:
Point in time	97,605	9,748	62,966	18,012	49,208	237,539
Over time	19,602	4,143	34,910	5,188	8,013	71,856
Total	$481,219	$64,619	$339,144	$247,202	$250,633	$1,382,817
A summary of revenue by major geographic destination for the three and six months ended June 30 follows:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Americas	$292,345	$274,328	$550,978	$526,607
Europe	207,309	220,718	416,864	426,558
Asia / Rest of World	231,712	226,950	442,976	429,652
Total	$731,366	$721,996	$1,410,818	$1,382,817

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The Company's global revenue mix by product category is comprised of laboratory (52% of sales), industrial (41% of sales) and retail (7% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A summary of the Company’s revenue by product category for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Laboratory	$379,659	$361,726	$739,392	$706,885
Industrial	303,059	305,277	574,379	567,933
Retail	48,648	54,993	97,047	107,999
Total	$731,366	$721,996	$1,410,818	$1,382,817

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of June 30, 2019 and December 31, 2018 was $22.1 million and $12.4 million respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the periods ended June 30, 2019 and 2018:

	2019	2018
Beginning balances as of December 31	$105,381	$107,166
Customer pre-payments/deferred revenue	306,667	282,446
Revenue recognized	(283,508)	(260,280)
Foreign currency translation	164	(2,497)
Ending balance as of June 30	$128,704	$126,835

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
In September 2017, the Company acquired all of the shares of Biotix, Inc., a U.S.-based manufacturer and distributor of plastics consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market. The initial cash payment was $105 million plus the settlement of contingent consideration of $10.0 million which was paid in the first quarter of 2019.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

5.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portion of the cash flow hedges, also see Note 6 and Note 10 to the interim consolidated financial statements. As also mentioned in Note 8, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiary.
Cash Flow Hedges
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.82%. The swap began in June 2019 and matures in June 2023.
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.95%. The swap began in June 2019 and matures in June 2021.
In February 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.78%. The swap began in February 2019 and matures in June 2021.
In 2017, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $100 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payment, including the credit spread to a fixed Swiss franc income of 0.01%. The swap began in June 2017 and matured in June 2019.
In 2015, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap, which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million of borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in February 2017 and matures in February 2022.
In 2013, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million of borrowings under the Company’s credit facility to a fixed obligation of 2.52%. The swap began in October 2015 and matures in October 2020.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2019 and December 31, 2018, respectively. A derivative gain of $3.3 million based upon interest rates and foreign currency rates at June 30, 2019, is expected to be reclassified from other

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

comprehensive income (loss) to earnings in the next twelve months. Through June 30, 2019, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2019 and December 31, 2018, respectively, and disclosed in Note 6. The Company recognized in other charges (income), a net loss of $9.2 million and a net loss of $1.5 million during the three months ended June 30, 2019 and 2018, respectively, and a net loss of $4.5 million and a net gain $4.2 million during the six months ended June 30, 2019 and 2018, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At June 30, 2019 and December 31, 2018, these contracts had a notional value of $441.1 million and $436.7 million, respectively.
6.    FAIR VALUE MEASUREMENTS
At June 30, 2019 and December 31, 2018, the Company had derivative assets totaling $1.7 million and $3.2 million respectively, and derivative liabilities totaling $9.9 million and $1.1 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2019 and December 31, 2018.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018. The Company does not have any assets or liabilities that are categorized as Level 1 or Level 3.

	June 30, 2019	December 31, 2018	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$1,674	$1,534	Other current assets and prepaid expenses
Cash Flow Hedges:
Interest rate swap agreements	—	545	Other non-current assets
Cross currency swap agreement	—	1,154	Other current assets and prepaid expenses
Total derivative assets	$1,674	$3,233

Foreign currency forward contracts not designated as hedging instruments	$3,325	$1,059	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	2,200	27	Other non-current liabilities
Cross currency swap agreement	4,415	—	Other non-current liabilities
Total derivative liabilities	$9,940	$1,086

At June 30, 2019 and December 31, 2018, the Company had $13.0 million and $9.0 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company. The fair value of the Company's debt exceeds the carrying value by approximately $25.5 million as of June 30, 2019.
7.    INCOME TAXES
The Company's reported tax rate was 18.1% and 22.4% during the three months ended June 30, 2019 and 2018, respectively and 14.9% and 21.6% during the six months ended June 30, 2019 and 2018, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 20% and 22% before non-recurring discrete tax items during 2019 and 2018, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

8.    DEBT
Debt consisted of the following at June 30, 2019:

	June 30, 2019
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	50,000	—	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
$75 million Senior Notes, interest 3.91%, due June 25 2029	75,000	—	75,000
EUR 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	142,078	142,078
Debt issuance costs, net	(1,163)	(314)	(1,477)
Total Senior Notes	423,837	141,764	565,601
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	455,065	67,208	522,273
Other local arrangements	1,160	50,758	51,918
Total debt	880,062	259,730	1,139,792
Less: current portion	(1,160)	(50,758)	(51,918)
Total long-term debt	$878,902	$208,972	$1,087,874

As of June 30, 2019, the Company had $572.0 million of availability remaining under its Credit Agreement.
3.91% Senior Notes
In April 2019, the Company entered into an agreement to issue and sell $75 million of ten-year Senior Notes in a private placement. The Company issued the Senior Notes with a fixed interest rate of 3.91% ("3.91% Senior Notes") in June 2019. The 3.91% Senior Notes are unsecured obligations of the Company and will mature in June 2029. Interest on the 3.91% Senior Notes is payable semi-annually in June and December of each year. The proceeds were used to repay outstanding amounts on the Company's credit facility.
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

Other Local Arrangements
In April 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2019 and, as such, are classified as short-term debt on the Company's consolidated balance sheet.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The pre-tax unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a loss of $1.3 million and and a gain $10.1 million for the three months ended June 30, 2019 and 2018, respectively, and a gain of $1.0 million and $4.6 million for the six months periods ended June 30, 2019 and 2018, respectively. The Company has a loss of $0.4 million recorded in accumulated other comprehensive income (loss) as of June 30, 2019.

9.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2018, the Company's Board of Directors authorized an additional $2 billion to the share repurchase program, which has $1.7 billion of remaining availability as of June 30, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 28.1 million shares since the inception of the program in 2004 through June 30, 2019. During the six months ended June 30, 2019 and 2018, the Company spent $372.5 million and $237.5 million on the repurchase of 539,326 shares and 396,218 shares at an average price per share of $690.66 and $599.40, respectively. The Company also reissued 226,595 shares and 68,653 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2019 and 2018, respectively.
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Net earnings	$127,160	$111,468	$238,965	$204,772
Other comprehensive income (loss), net of tax	(11,679)	(29,205)	981	(315)
Comprehensive income, net of tax	$115,481	$82,263	$239,946	$204,457

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2019 and 2018:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(2,957)	—	(2,957)
Foreign currency translation adjustment	(685)	—	(1,114)	(1,799)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(268)	6,005	5,737
Net change in other comprehensive income (loss), net of tax	(685)	(3,225)	4,891	981
Balance at June 30, 2019	$(64,598)	$(2,523)	$(234,312)	$(301,433)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	1,782	—	1,782
Foreign currency translation adjustment	(13,894)	—	3,865	(10,029)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	682	7,250	7,932
Net change in other comprehensive income (loss), net of tax	(13,894)	2,464	11,115	(315)
Balance at June 30, 2018	$(45,234)	$1,383	$(221,870)	$(265,721)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three months ended June 30,
	2019	2018	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$(50)	$158	Interest expense
Cross currency swap agreement	1,455	4,098	(a)
Total before taxes	1,405	4,256
Provision for taxes	100	360	Provision for taxes
Total, net of taxes	$1,305	$3,896

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$3,860	$4,687	(b)
Provision for taxes	869	1,123	Provision for taxes
Total, net of taxes	$2,991	$3,564

(a) The cross currency swap reflects an unrealized loss of $2.7 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $1.3 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended June 30, 2019 and 2018.

	Six months ended June 30,
	2019	2018	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$(113)	$435	Interest expense
Cross currency swap agreement	(199)	387	(a)
Total before taxes	(312)	822
Provision for taxes	(44)	140	Provision for taxes
Total, net of taxes	$(268)	$682

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$7,749	$9,498	(b)
Provision for taxes	1,744	2,248	Provision for taxes
Total, net of taxes	$6,005	$7,250
(a) The cross currency swap reflects an unrealized loss of $2.1 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $2.3 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the six months ended June 30, 2019 and 2018.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

11.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six months ended June 30, relating to outstanding stock options and restricted stock units:

	2019	2018
Three months ended	420,320	567,969
Six months ended	443,097	596,106
Outstanding options and restricted stock units to purchase or receive 64,269 and 56,419 shares of common stock for the three month period ended June 30, 2019 and 2018, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 75,026 and 56,380 for the six month period ended June 30, 2019 and 2018, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
12.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost, net	$266	$272	$3,799	$3,744	$—	$—	4,065	4,016
Interest cost on projected benefit obligations	1,146	1,061	2,520	2,131	16	16	3,682	3,208
Expected return on plan assets	(1,472)	(1,732)	(7,218)	(7,688)	—	—	(8,705)	(9,420)
Recognition of prior service cost	—	—	(1,637)	(1,727)	—	(93)	(1,622)	(1,820)
Recognition of actuarial losses/(gains)	593	1,451	5,062	5,369	(173)	(313)	5,482	6,507
Net periodic pension cost/(credit)	$533	$1,052	$2,526	$1,829	$(157)	$(390)	$2,902	$2,491

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost, net	$532	$544	$7,500	$7,664	$—	$—	8,032	8,208
Interest cost on projected benefit obligations	2,292	2,122	5,063	4,354	32	32	7,387	6,508
Expected return on plan assets	(2,944)	(3,464)	(14,519)	(15,675)	—	—	(17,463)	(19,139)
Recognition of prior service cost	—	—	(3,339)	(3,521)	—	(186)	(3,339)	(3,707)
Recognition of actuarial losses/(gains)	1,187	2,902	10,247	10,929	(346)	(626)	11,088	13,205
Net periodic pension cost/(credit)	$1,067	$2,104	$4,952	$3,751	$(314)	$(780)	$5,705	$5,075

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, the Company expects to make employer contributions of approximately

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

$25.3 million to its non-U.S. pension plans during the year ended December 31, 2019. This estimate may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

13.    RESTRUCTURING CHARGES
For the three and six months ended June 30, 2019, the Company has incurred $2.9 million and $4.4 million of restructuring expenses which primarily relates to employee and other cost costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2019 is as follows:

Total
Balance at December 31, 2018	$7,972
Restructuring charges	4,414
Cash payments and utilization	(6,846)
Impact of foreign currency	(6)
Balance at June 30, 2019	$5,534

14.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended June 30, 2019 and 2018 were $1.2 million and $1.5 million, respectively and $2.3 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

15.    SEGMENT REPORTING
As disclosed in Note 17 to the Company's consolidated financial statements for the year ended December 31, 2018, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2019
June 30, 2019	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$267,889	$26,571	$294,460	$53,986	$410,021
Swiss Operations	31,358	151,931	183,289	48,613	22,157
Western European Operations	163,681	39,212	202,893	22,229	86,749
Chinese Operations	136,459	52,568	189,027	65,489	643
Other (a)	131,979	1,334	133,313	14,300	14,987
Eliminations and Corporate (b)	—	(271,616)	(271,616)	(26,876)	—
Total	$731,366	$—	$731,366	$177,741	$534,557

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2019	Customers	Segments	Sales	Profit
U.S. Operations	$502,540	$52,716	$555,256	$91,971
Swiss Operations	64,935	305,662	370,597	102,135
Western European Operations	329,587	83,257	412,844	47,954
Chinese Operations	258,181	109,425	367,606	124,973
Other (a)	255,575	2,595	258,170	27,487
Eliminations and Corporate (b)	—	(553,655)	(553,655)	(68,938)
Total	$1,410,818	$—	$1,410,818	$325,582

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Earnings before taxes	$155,216	$143,602	$280,892	$261,041
Amortization	12,326	11,970	24,548	23,705
Interest expense	8,882	8,309	17,976	16,668
Restructuring charges	2,891	7,321	4,414	11,734
Other charges (income), net	(1,574)	(1,916)	(2,248)	(4,316)
Segment profit	$177,741	$169,286	$325,582	$308,832

During the three months ended June 30, 2019, restructuring charges of $2.9 million were recognized, of which $1.1 million, $0.3 million, $1.1 million, and $0.4 million related to the Company’s U.S., Swiss, Western European and Chinese Operations, respectively. Restructuring charges of $7.3 million were recognized during the three months ended June 30, 2018, of which $6.4 million, $0.3 million, $0.5 million and $0.1 million, related to the Company’s U.S., Swiss, Western European and Other Operations, respectively. Restructuring charges of $4.4 million were recognized during the six months ended June 30, 2019, of which $1.6 million, $0.3 million, $2.1 million, and $0.4 million related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively. Restructuring charges

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

of $11.7 million were recognized during the six months ended June 30, 2018, of which $10.0 million, $0.7 million, $0.9 million and $0.1 million related to the Company’s U.S., Swiss, Western European and Other Operations, respectively.

16.	LEASES
The Company adopted ASC 842 "Leases" with an effective date of January 1, 2019. The operating lease right-of-use asset was $92.7 million, and the lease liability was $93.5 million at inception. The Company elected the practical expedients package under ASC 842 and accordingly did not reassess any previously expired or existing arrangements, and related classification under ASC 840.
The Company's operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service and administrative offices, while vehicle leases are primarily related to the Company's field sales and service organization. The consolidated balance sheet included the following balances as of June 30:

	2019	Balance Sheet Location
Right-of-use assets, net	$88,143	Other non-current assets

Current lease liability	$26,410	Accrued and other liabilities
Non-current lease liability	62,320	Other non-current liabilities
Total operating lease liability	$88,730

The lease right-of-use asset, net increased total assets as of June 30, 2019 for U.S. Operations by $39.0 million, Swiss Operations by $1.3 million, Western European Operations by $20.6 million, Chinese Operations by $3.6 million, Other by $21.6 million, and Eliminations and Corporate by $1.8 million.
As of June 30, 2019, the Company has entered into additional real estate operating leases of $10.1 million that are expected to commence in 2019 and 2020.
For the three and six months ended June 30, 2019 the Company had the following recorded in selling, general and administrative:

	Three months ended	Six months ended
Operating lease expense	$8,412	$16,630
Variable lease expense	746	1,628
Short-term lease expense	429	820
Total lease expense	$9,587	$19,078

Weighted average remaining lease term		6.6 years
Weighted average discount rate		2.9%

Accruals and other on the Consolidated Statement of Cash Flows includes the amortization of the lease right-of-use asset of $15.4 million, offset by a change in the lease liability of $15.3 million for the six months ended June 30, 2019. Lease payments within operating activities was $16.6 million for the six months ended June 30, 2019. The Company also had non-cash lease right-of-use assets in exchange for lease liabilities of $11.5 million for the six months ended June 30, 2019.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended June 30:

2020	$28,641
2021	21,429
2022	13,325
2023	8,493
2024	5,008
Thereafter	22,131
Total lease payments	99,027
Less imputed interest	(10,297)
Total operating lease liability	$88,730
The future minimum lease payments under non-cancellable leases as of December 31, 2018:

2019	$32,113
2020	23,771
2021	16,986
2022	9,855
2023	7,435
Thereafter	5,081
Total lease payments	$95,241

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2019 and 2018 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2019		2018		2019		2018
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$731,366	100.0	$721,996	100.0	$1,410,818	100.0	$1,382,817	100.0
Cost of sales	311,828	42.6	309,371	42.8	602,961	42.7	595,259	43.0
Gross profit	419,538	57.4	412,625	57.2	807,857	57.3	787,558	57.0
Research and development	36,582	5.0	35,315	4.9	72,635	5.1	70,028	5.1
Selling, general and administrative	205,215	28.1	208,024	28.8	409,640	29.0	408,698	29.6
Amortization	12,326	1.7	11,970	1.7	24,548	1.7	23,705	1.7
Interest expense	8,882	1.2	8,309	1.2	17,976	1.4	16,668	1.2
Restructuring charges	2,891	0.4	7,321	1.0	4,414	0.3	11,734	0.8
Other charges (income), net	(1,574)	(0.2)	(1,916)	(0.3)	(2,248)	(0.1)	(4,316)	(0.3)
Earnings before taxes	155,216	21.2	143,602	19.9	280,892	19.9	261,041	18.9
Provision for taxes	28,056	3.8	32,134	4.5	41,927	5.7	56,269	4.1
Net earnings	$127,160	17.4	$111,468	15.4	$238,965	16.9	$204,772	14.8

Net sales
Net sales were $731.4 million and $722.0 million for the three months ended June 30, 2019, and 2018, and $1.4 billion for both the six months ended June 30, 2019 and 2018, respectively. This represents an increase of 1% and 2% in U.S. dollars for the three and six months ended June 30, 2019. Excluding the effect of currency exchange rates fluctuations, or in local currencies, net sales increased 5% and 6% for the three and six months ended June 30, 2019. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field resources. Global market conditions were generally favorable during the first half of 2019. However, we remain cautious as economic uncertainties continue to increase in certain regions of the world. Economic conditions can also change quickly, particularly in emerging markets.
Net sales by geographic destination for the three and six months ended June 30, 2019 in U.S. dollars increased in the Americas 7% and 5%, in Asia/Rest of World 2% and 3% and decreased in Europe 6% and 2%, respectively. Our net sales by geographic destination for the three months ended June 30, 2019 in local currencies increased in the Americas 7%, in Asia/Rest of World 7% and decreased in Europe 1%, respectively. Net sales by geographic destination for the six months ended June 30, 2019 in local currencies increased in the Americas 5%, in Europe 4%, and in Asia/Rest of World 8%, respectively. Net sales in the Americas was reduced by 2% for both the three and six months ended June 30, 2019 related to a significant decline in food retailing sales primarily due to unfavorable market conditions and the timing of project activity. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2018, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 1% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2019 and increased 2% in U.S. dollars and 5% in local currencies for the six months ended June 30, 2019, compared to the corresponding periods in 2018. Service revenue (including spare parts) increased by 4% in U.S. dollars and 7% in local currencies for the three months ended June 30, 2019 and increased 4% in U.S. dollars and 7% in local currencies for the six months ended June 30, 2019, compared to the corresponding periods in 2018.
Net sales of our laboratory products and services, which represented approximately 52% of our total net sales increased 5% in U.S. dollars and 8% in local currencies for both the three and six months ended June 30, 2019. The local currency increase in net sales of our laboratory-related products for the three and six months ended June 30, 2019 includes solid growth in most product categories, especially analytical instruments, pipettes and automated chemistry. Net sales of our laboratory-related products for the six months ended June 30, 2019 also includes strong growth in process analytics.
Net sales of our industrial products and services, which represented approximately 41% of our total net sales decreased 1% in U.S. dollars and increased 3% in local currencies for the three months ended June 30, 2019, and increased 1% in U.S. dollars and 5% in local currencies for the six months ended June 30, 2019. The local currency increase in net sales of our industrial-related products for the three and six months ended June 30, 2019 includes solid in growth core industrial products.
Net sales in our food retailing products and services, which represented approximately 7% of our total net sales decreased 12% in U.S. dollars and 8% in local currencies for the three months ended June 30, 2019, and decreased 10% in U.S. dollars and 6% in local currencies for the six months ended June 30, 2019. Food retailing sales declined significantly in the Americas. European sales also declined, partially offset by an increase in Asia/Rest of World. As previously mentioned, the decline in food retailing is primarily due to unfavorable market conditions and the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 57.4% and 57.2% for the three months ended June 30, 2019 and 2018, and 57.3% and 57.0% for the six months ended June 30, 2019 and 2018, respectively.

Gross profit as a percentage of net sales for products was 59.9% and 60.6% for the three months ended June 30, 2019 and 2018, respectively, and 59.9% and 60.5% for the six months ended June 30, 2019 and 2018, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 48.6% and 45.1% for the three months ended June 30, 2019 and 2018, respectively, and 48.2% and 44.7% for the six months ended June 30, 2019 and 2018, respectively.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2019 reflects favorable price realization and productivity, partially offset by tariff costs and initial costs associated with new product introductions.
In 2018, the U.S. government enacted tariffs on certain products imported from China. The tariffs became effective at various points during 2018. We estimate the associated annualized cost increase is approximately $25 million (assuming a 25% tariff rate). We continue to evaluate and implement various actions to mitigate the effects of these tariffs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.0% and 4.9% for the three months ended June 30, 2019 and 2018, and was 5.1% for both the six months ended June 30, 2019 and 2018, respectively. Research and development expenses increased 4% in U.S. dollars and increased 7% in local currencies for the three months ended June 30, 2019, and increased 4% in U.S. dollars and increased 8% in local currencies for the six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018 relating to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 28.1% and 28.8% for the three months ended June 30, 2019 and 2018, and was 29.0% and 29.6% for the six months ended June 30, 2019 and 2018, respectively. Selling, general and administrative expenses decreased 1% in U.S. dollars and increased 2% in local currencies for the three months ended June 30, 2019, and were flat in U.S. dollars and increased 4% in local currencies for the six months ended June 30, 2019. The local currency increase includes investments in our field sales organization and growth initiatives, offset in part by benefits from our cost savings initiatives.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $12.3 million and $12.0 million for the three months ended June 30, 2019 and 2018, respectively, and $24.5 million and $23.7 million for the six months ended June 30, 2019 and 2018, respectively.
Interest expense was $8.9 million and $8.3 million for the three months ended June 30, 2019 and 2018, respectively, and $18.0 million and $16.7 million for the six months ended June 30, 2019 and 2018, respectively.
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Nonservice pension benefits was $1.2 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively, and $2.3 million and $3.1 million and for the six months ended June 30, 2019 and 2018, respectively.
Our reported tax rate was 18.1% and 22.4% during the three months ended June 30, 2019 and 2018, respectively, and was 14.9% and 21.6% during the six months ended June 30, 2019 and 2018, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 20% and 22% before non-recurring discrete tax items for the three and six months ended June 30, 2019 and 2018, respectively. The difference between our projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2018.
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2019	2018	%	2019	2018	%
Total net sales	$294,460	$274,961	7%	$555,256	$528,372	5%
Net sales to external customers	$267,889	$251,474	7%	$502,540	$481,219	4%
Segment profit	$53,986	$42,006	29%	$91,971	$76,251	21%

Total net sales and net sales to external customers both increased 7% for the three months ended June 30, 2019 compared with the corresponding period in 2018. Total net sales and net sales to external customers increased 5% and 4% for the six months ended June 30, 2019 compared with the corresponding period in 2018. The increase in total net sales and net sales to external customers includes strong growth in laboratory-related products, partially offset by a significant decline in food retailing primarily due to unfavorable market conditions and the timing of project activity which reduced total net sales and net sales to external customers by 2% and 3% for the three and six months ended June 30, 2019, respectively.
Segment profit increased $12.0 million and $15.7 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The segment profit increases include higher net sales volume and benefits from our margin expansion and facility consolidation initiatives, offset in part by investments in our sales and service organization and initial costs of new product introductions.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2019	2018	%1)	2019	2018	%1)
Total net sales	$183,289	$181,113	1%	$370,597	$357,160	4%
Net sales to external customers	$31,358	$32,154	(2)%	$64,935	$64,619	—%
Segment profit	$48,613	$47,737	2%	$102,135	$93,712	9%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 1% in U.S. dollars and 3% in local currency for the three months ended June 30, 2019, and increased 4% in U.S. dollars and 7% in local currency for the six months ended June 30, 2019 compared to the corresponding periods in 2018. Net sales to external customers decreased 2% in U.S. dollars and 1% in local currency for the three months ended June 30, 2019 and were flat in U.S. dollars and increased 3% in local currency for the six months ended June 30, 2019, compared to the corresponding periods in 2018. Local currency net sales to external customers for the three months ended June 30, 2019 includes a decline in core industrial product sales that faced very strong growth in the prior year period. The increase in local currency net sales to external customers for the three and six months ended June 30, 2019 includes strong growth in analytical instruments.
Segment profit increased $0.9 million and $8.4 million for the three and six month periods ended June 30, 2019, compared to the corresponding periods in 2018. Segment profit during the six months ended June 30, 2019 includes benefits from increased net sales volume and our margin expansion initiatives, offset in part by unfavorable foreign currency translation and higher research and development costs.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2019	2018	%1)	2019	2018	%1)
Total net sales	$202,893	$218,913	(7)%	$412,844	$425,297	(3)%
Net sales to external customers	$163,681	$173,772	(6)%	$329,587	$339,144	(3)%
Segment profit	$22,229	$27,333	(19)%	$47,954	$45,615	5%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 7% in U.S. dollars and 1% in local currencies for the three months ended June 30, 2019 and decreased 3% in U.S. dollars and increased 4% in local currencies for the six months ended June 30, 2019, compared to the corresponding periods in 2018. Net sales to external customers decreased 6% in U.S. dollars and was flat in local currencies for the three months ended June 30, 2019, and decreased 3% in U.S. dollars and increased 4% in local currencies for the six months ended June 30, 2019, compared to the corresponding periods in 2018. Local currency net sales to external customers for the three and six months ended June 30, 2019 includes strong growth in analytical instruments, pipettes and core industrial products. Local currency net sales to external customers for the three months ended June 30, 2019 also includes declines in product inspection and food retailing.

Segment profit decreased $5.1 million and increased $2.3 million for the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease in segment profit for the three months ended June 30, 2019 includes lower net sales volume, unfavorable currency translation, initial costs associated with new product introductions and higher research and development costs, offset in part by benefits from our margin expansion initiatives. The increase in segment profit for the six months ended June 30, 2019 also includes benefits from higher sales volume and prior year Blue Ocean roll-in costs.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2019	2018	%1)	2019	2018	%1)
Total net sales	$189,027	$191,860	(1)%	$367,606	$366,197	0%
Net sales to external customers	$136,459	$133,272	2%	$258,181	$247,202	4%
Segment profit	$65,489	$65,884	(1)%	$124,973	$125,437	—%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and increased 5% in local currency for the three months ended June 30, 2019 and were flat in U.S. dollars and increased 7% in local currency for the six months ended June 30, 2019, compared to the corresponding periods in 2018. Net sales to external customers increased 2% in U.S. dollars and 9% in local currency for the three months ended June 30, 2019 and increased 4% in U.S. dollars and 11% in local currency during the six months ended June 30, 2019, compared to the corresponding periods in 2018. The increase in local currency net sales to external customers during the three and six months ended June 30, 2019 reflects strong growth in both laboratory and industrial products. While Chinese market conditions are currently favorable, the Chinese economy has historically been volatile and market conditions may change unfavorably due to various factors.

Segment profit decreased $0.4 million and $0.5 million for the three and six month periods ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease in segment profit for the three and six months ended June 30, 2019 includes unfavorable foreign currency translation, increased sales and service investments, and higher research and development activity, offset in part by increased sales volume and benefits from our margin expansion initiatives.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2019	2018	%1)	2019	2018	%1)
Total net sales	$133,313	$132,787	0%	$258,170	$253,736	2%
Net sales to external customers	$131,979	$131,324	0%	$255,575	$250,633	2%
Segment profit	$14,300	$17,642	(19)%	$27,487	$31,523	(13)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales and net sales to external customers were flat in U.S. dollars and increased 4% in local currencies for the three months ended June 30, 2019 and increased 2% in U.S. dollars and 6% in local currencies for the six months ended June 30, 2019, compared to the corresponding periods in 2018. Local currency growth in net sales to external customers included solid growth in most product categories.

Segment profit decreased $3.3 million and $4.0 million for the three and six months ended June 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease in segment profit is primarily related to investments in our sales and service organizations and unfavorable currency translation, offset in part by increased local currency net sales.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $225.9 million during the six months ended June 30, 2019, compared to $216.8 million in the corresponding period in 2018. The increase in 2019 includes higher net earnings, offset in part by the timing of working capital outflows and lower cash incentive payments of $18 million.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $44.7 million for the six months ended June 30, 2019 compared to $61.6 million in the corresponding period in 2018. The decrease is primarily related to prior year investments in manufacturing facilities. We expect to make net investments in new or expanded manufacturing facilities of $10 million to $15 million over the next two years.
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

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at June 30, 2019:

	June 30, 2019
	U.S. Dollar	Other Principal Trading Currencies	Total
$50 million Senior Notes, interest 3.67%, due December 17, 2022	50,000	—	50,000
$50 million Senior Notes, interest 4.10%, due September 19, 2023	50,000	—	50,000
$125 million Senior Notes, interest 3.84%, due September 19, 2024	125,000	—	125,000
$125 million Senior Notes, interest 4.24%, due June 25, 2025	125,000	—	125,000
$75 million Senior Notes, interest 3.91%, due June 25 2029	75,000	—	75,000
EUR 125 million Senior Notes, interest 1.47%, due June 17, 2030	—	142,078	142,078
Debt issuance costs, net	(1,163)	(314)	(1,477)
Total Senior Notes	423,837	141,764	565,601
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	455,065	67,208	522,273
Other local arrangements	1,160	50,758	51,918
Total debt	880,062	259,730	1,139,792
Less: current portion	(1,160)	(50,758)	(51,918)
Total long-term debt	$878,902	$208,972	$1,087,874
As of June 30, 2019, approximately $572.0 million was available under the Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.
3.91% Senior Notes
In April 2019, we entered into an agreement to issue and sell $75 million of ten-year Senior Notes in a private placement. We issued the Senior Notes with a fixed interest rate of 3.91% ("3.91% Senior Notes") in June 2019. The 3.91% Senior Notes are unsecured obligations of the Company and will mature in June 2029. Interest on the 3.91% Senior Notes is payable semi-annually in June and December of each year. The proceeds were used to repay outstanding amounts on the Company's credit facility.
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

Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2019 and, as such are classified as short-term debt on our consolidated balance sheet.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
Share Repurchase Program

We have a share repurchase program of which there was $1.7 billion of remaining common shares to be repurchased under the program as of June 30, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 28.1 million shares since the inception of the program through June 30, 2019. During the six months ended June 30, 2019 and 2018, we spent $372.5 million and $237.5 million on the repurchase of 539,326 and 396,218 shares at an average price per share of $690.66 and $599.40, respectively. We also reissued 226,595 shares and 68,653 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2019 and 2018, respectively.

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
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese Renminbi. The impact on our earnings before tax of the Chinese Renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.3 million to $1.5 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2019, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $28.9 million in the reported U.S. dollar value of our debt.

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
As of June 30, 2019, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the six months ended June 30, 2019 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2019	80,446	$733.06	80,446	$1,863,200
May 1 to May 31, 2019	93,333	$731.57	93,333	$1,794,918
June 1 to June 30, 2019	75,118	$785.34	75,118	$1,735,924
Total	248,897	$748.28	248,897	$1,735,924

The Company has a share repurchase program of which there is $1.7 billion of remaining to repurchase common shares as of June 30, 2019. We have purchased 28.1 million shares since the inception of the program through June 30, 2019.

During the six months ended June 30, 2019 and 2018, we spent $372.5 million and $237.5 million on the repurchase of 539,326 and 396,218 shares at an average price per share of $690.66 and $599.40, respectively. We also reissued 226,595 shares and 68,653 shares held in treasury for the exercise of stock options and restricted stock units during the six months ended June 30, 2019 and 2018, respectively.

Item 3.	Defaults Upon Senior Securities. None

Item 5.	Other information. None

Item 6.	Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32*	Certification Pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
_______________________
*    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mettler-Toledo International Inc.
Date:	August 2, 2019	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer