Form 10-Q
period 2019-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2019-11-08
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019, OR
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

The Registrant had 24,354,201 shares of Common Stock outstanding at September 30, 2019.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2019 and 2018
(In thousands, except share data)
(unaudited)

	September 30, 2019	September 30, 2018
Net sales
Products	$586,756	$576,340
Service	167,110	158,506
Total net sales	753,866	734,846
Cost of sales
Products	233,369	232,851
Service	85,441	82,741
Gross profit	435,056	419,254
Research and development	36,015	34,838
Selling, general and administrative	202,826	202,451
Amortization	12,329	11,856
Interest expense	9,800	9,003
Restructuring charges	6,732	2,222
Other charges (income), net	(2,005)	(1,479)
Earnings before taxes	169,359	160,363
Provision for taxes	39,964	33,710
Net earnings	$129,395	$126,653

Basic earnings per common share:
Net earnings	$5.28	$5.04
Weighted average number of common shares	24,487,268	25,126,061

Diluted earnings per common share:
Net earnings	$5.20	$4.93
Weighted average number of common and common equivalent shares	24,880,179	25,683,365

Comprehensive income, net of tax (Note 10)	$115,842	$108,845

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2019 and 2018
(In thousands, except share data)
(unaudited)

	September 30, 2019	September 30, 2018
Net sales
Products	$1,677,030	$1,649,762
Service	487,654	467,901
Total net sales	2,164,684	2,117,663
Cost of sales
Products	670,401	657,167
Service	251,370	253,684
Gross profit	1,242,913	1,206,812
Research and development	108,650	104,866
Selling, general and administrative	612,466	611,149
Amortization	36,877	35,561
Interest expense	27,776	25,671
Restructuring charges	11,146	13,956
Other charges (income), net	(4,253)	(5,795)
Earnings before taxes	450,251	421,404
Provision for taxes	81,891	89,979
Net earnings	$368,360	$331,425

Basic earnings per common share:
Net earnings	$14.93	$13.10
Weighted average number of common shares	24,677,546	25,296,680

Diluted earnings per common share:
Net earnings	$14.67	$12.81
Weighted average number of common and common equivalent shares	25,103,173	25,877,979

Comprehensive income, net of tax (Note 10)	$355,788	$313,302

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2019 and December 31, 2018
(In thousands, except share data)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$120,534	$178,110
Trade accounts receivable, less allowances of $16,370 at September 30, 2019
and $15,469 at December 31, 2018	503,247	535,528
Inventories	280,978	268,821
Other current assets and prepaid expenses	59,049	63,401
Total current assets	963,808	1,045,860
Property, plant and equipment, net	722,592	717,526
Goodwill	531,224	534,780
Other intangible assets, net	209,371	217,308
Deferred tax assets, net	34,599	35,066
Other non-current assets	174,275	68,307
Total assets	$2,635,869	$2,618,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$148,220	$196,641
Accrued and other liabilities	158,009	156,449
Accrued compensation and related items	147,299	152,516
Deferred revenue and customer prepayments	126,925	105,381
Taxes payable	90,225	73,777
Short-term borrowings and current maturities of long-term debt	48,577	49,670
Total current liabilities	719,255	734,434
Long-term debt	1,124,279	985,021
Deferred tax liabilities, net	39,954	48,818
Other non-current liabilities	314,080	260,511
Total liabilities	2,197,568	2,028,784
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 24,354,201 and
24,921,963 shares at September 30, 2019 and December 31, 2018, respectively	448	448
Additional paid-in capital	778,868	764,717
Treasury stock at cost (20,430,810 shares at September 30, 2019, and 19,864,048 shares at December 31, 2018)	(4,335,747)	(3,814,604)
Retained earnings	4,309,718	3,941,916
Accumulated other comprehensive loss	(314,986)	(302,414)
Total shareholders’ equity	438,301	590,063
Total liabilities and shareholders’ equity	$2,635,869	$2,618,847

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2019 and 2018
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280
Exercise of stock options and restricted stock units	39,362	—	—	5,900	(231)	—	5,669
Repurchases of common stock	(187,880)	—	—	(118,750)	—	—	(118,750)
Share-based compensation	—	—	4,354	—	—	—	4,354
Net earnings	—	—	—	—	93,304	—	93,304
Other comprehensive income (loss), net of tax	—	—	—	—	—	28,890	28,890
Balance at March 31, 2018	25,392,875	$448	$751,492	$(3,481,032)	$3,526,355	$(236,516)	$560,747
Exercise of stock options and restricted stock units	29,291	—	—	4,485	(194)	—	4,291
Repurchases of common stock	(208,338)	—	—	(118,749)	—	—	(118,749)
Share-based compensation	—	—	3,882	—	—	—	3,882
Net earnings	—	—	—	—	111,468	—	111,468
Other comprehensive income (loss), net of tax	—	—	—	—	—	(29,205)	(29,205)
Balance at June 30, 2018	25,213,828	$448	$755,374	$(3,595,296)	$3,637,629	$(265,721)	$532,434
Exercise of stock options and restricted stock units	33,521	—	—	5,241	(424)	—	4,817
Repurchases of common stock	(202,321)	—	—	(118,750)	—	—	(118,750)
Share-based compensation	—	—	4,269	—	—	—	4,269
Net earnings	—	—	—	—	126,653	—	126,653
Other comprehensive income (loss), net of tax	—	—	—	—	—	(17,808)	(17,808)
Balance at September 30, 2018	25,045,028	$448	$759,643	$(3,708,805)	$3,763,858	$(283,529)	$531,615

Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	171,752	—	751	28,257	(18)	—	28,990
Repurchases of common stock	(290,429)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,482	—	—	—	4,482
Net earnings	—	—	—	—	111,805	—	111,805
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,660	12,660
Balance at March 31, 2019	24,803,286	$448	$769,950	$(3,972,597)	$4,053,703	$(289,754)	$561,750
Exercise of stock options and restricted stock units	54,843	—	—	9,307	(540)	—	8,767
Repurchases of common stock	(248,897)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,338	—	—	—	4,338
Net earnings	—	—	—	—	127,160	—	127,160
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,679)	(11,679)
Balance at June 30, 2019	24,609,232	$448	$774,288	$(4,149,540)	$4,180,323	$(301,433)	$504,086
Exercise of stock options and restricted stock units	246	—	117	43	—	—	160
Repurchases of common stock	(255,277)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,463	—	—	—	4,463
Net earnings	—	—	—	—	129,395	—	129,395
Other comprehensive income (loss), net of tax	—	—	—	—	—	(13,553)	(13,553)
Balance at September 30, 2019	24,354,201	$448	$778,868	$(4,335,747)	$4,309,718	$(314,986)	$438,301

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2019 and 2018
(In thousands)
(unaudited)

	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net earnings	$368,360	$331,425
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,348	27,889
Amortization	36,877	35,561
Deferred tax benefit	(17,963)	(11,901)
Share-based compensation	13,283	12,505
Other	(28)	(2,706)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	23,096	26,017
Inventories	(17,494)	(26,224)
Other current assets	(7,713)	863
Trade accounts payable	(45,659)	(7,753)
Taxes payable	16,658	13,482
Accruals and other	2,976	(32,725)
Net cash provided by operating activities	401,741	366,433
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,248	7,809
Purchase of property, plant and equipment	(71,627)	(96,665)
Acquisitions	(2,004)	(4,962)
Net hedging settlements on intercompany loans	(4,099)	(780)
Net cash used in investing activities	(76,482)	(94,598)
Cash flows from financing activities:
Proceeds from borrowings	807,711	772,274
Repayments of borrowings	(660,795)	(703,704)
Proceeds from stock option exercises	37,916	14,777
Repurchases of common stock	(558,749)	(356,249)
Acquisition contingent consideration payment	(10,000)	—
Other financing activities	1,753	(1,664)
Net cash used in financing activities	(382,164)	(274,566)
Effect of exchange rate changes on cash and cash equivalents	(671)	(8,508)
Net (decrease) increase in cash and cash equivalents	(57,576)	(11,239)
Cash and cash equivalents:
Beginning of period	178,110	148,687
End of period	$120,534	$137,448

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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
Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials and parts	$128,371	$122,945
Work-in-progress	45,843	47,098
Finished goods	106,764	98,778
	$280,978	$268,821

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
Other intangible assets consisted of the following:

	September 30, 2019			December 31, 2018
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$197,467	$(56,508)	$140,959	$197,942	$(49,887)	$148,055
Proven technology and patents	75,482	(46,076)	29,406	73,880	(42,750)	31,130
Tradenames (finite life)	4,482	(2,981)	1,501	4,504	(2,874)	1,630
Tradenames (indefinite life)	35,442	—	35,442	35,500	—	35,500
Other	5,455	(3,392)	2,063	3,684	(2,691)	993
	$318,328	$(108,957)	$209,371	$315,510	$(98,202)	$217,308

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $3.8 million and $3.6 million for the three months ended September 30, 2019 and 2018, respectively and $11.3 million and $10.7 million for the nine months ended September 30, 2019 and 2018, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $15.1 million for 2019, $15.4 million for 2020, $14.1 million for 2021, $12.7 million for 2022, $13.3 million for 2023 and $11.7 million for 2024. Purchased intangible amortization was $3.7 million, $2.8 million after tax, and $3.4 million, $2.5 million after tax, for the three months ended September 30, 2019 and 2018, respectively and $10.6 million, $8.0 million after tax, and $10.0 million, $7.5 million after tax, for the nine months ended September 30, 2019 and 2018, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $8.4 million and $8.2 million for the three months ended September 30, 2019 and 2018, respectively and $25.4 million and $24.7 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.5 million and $13.3 million of share-based compensation expense for the three and nine months ended September 30, 2019, respectively, compared to $4.3 million and $12.5 million for the corresponding periods in 2018.

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

Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-14 "Compensation - Retirement Benefit" which amends the current disclosure requirements for defined benefit pension plans and other post-retirement plans. The change in the disclosures will be applied retrospectively and become effective December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the benefit plan disclosures and the timing of adoption.

3.	REVENUE
On January 1, 2018, the Company adopted ASC 606 "Revenue from Contracts with Customers" and all the related amendments using the modified retrospective method, whereby the adoption does not impact any prior periods. The effect of adopting the new standard did not require any cumulative effect adjustment to retained earnings as of January 1, 2018. There was no impact to our consolidated statements of operations and comprehensive income, balance sheets, or statements of cash flows as of and for the period ended September 30, 2018.
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary by the Company’s reportable segments for the three and nine months ended September 30, 2019 and 2018 follows:

For the three months ended September 30, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$203,291	$26,114	$120,510	$129,163	$107,678	$586,756
Service Revenue:
Point in time	53,035	5,191	31,852	10,111	27,665	127,854
Over time	12,712	2,110	16,290	3,018	5,126	39,256
Total	$269,038	$33,415	$168,652	$142,292	$140,469	$753,866

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

For the three months ended September 30, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$195,554	$24,791	$124,412	$127,050	$104,533	$576,340
Service Revenue:
Point in time	48,910	4,663	29,365	10,200	25,645	118,783
Over time	10,915	2,009	19,393	2,848	4,558	39,723
Total	$255,379	$31,463	$173,170	$140,098	$134,736	$734,846

For the nine months ended September 30, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$580,155	$77,142	$352,260	$364,620	$302,853	$1,677,030
Service Revenue:
Point in time	156,221	15,176	97,182	27,363	80,324	376,266
Over time	35,202	6,032	48,798	8,490	12,866	111,388
Total	$771,578	$98,350	$498,240	$400,473	$396,043	$2,164,684

For the nine months ended September 30, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$559,566	$75,520	$365,680	$351,052	$297,944	$1,649,762
Service Revenue:
Point in time	146,515	14,410	92,331	28,212	74,853	356,321
Over time	30,517	6,152	54,303	8,037	12,571	111,580
Total	$736,598	$96,082	$512,314	$387,301	$385,368	$2,117,663
A summary of revenue by major geographic destination for the three and nine months ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Americas	$298,304	$280,512	$849,282	$807,119
Europe	212,736	216,956	629,600	643,514
Asia / Rest of World	242,826	237,378	685,802	667,030
Total	$753,866	$734,846	$2,164,684	$2,117,663

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The Company's global revenue mix by product category is comprised of laboratory (52% of sales), industrial (41% of sales) and retail (7% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A summary of the Company’s revenue by product category for the three and nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Laboratory	$388,441	$368,967	$1,127,833	$1,075,853
Industrial	315,337	305,248	889,716	873,181
Retail	50,088	60,631	147,135	168,629
Total	$753,866	$734,846	$2,164,684	$2,117,663

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of September 30, 2019 and December 31, 2018 was $21.6 million and $12.4 million respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the periods ended September 30, 2019 and 2018:

	2019	2018
Beginning balances as of January 1	$105,381	$107,166
Customer pre-payments/deferred revenue	466,617	469,173
Revenue recognized	(442,904)	(450,312)
Foreign currency translation	(2,169)	(2,501)
Ending balance as of September 30	$126,925	$123,526

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
In 2018, the Company incurred acquisition payments totaling $5.5 million. The Company recorded $4.9 million of identified intangibles primarily pertaining to technology and patents in connection with these acquisitions, which is amortized on a straight-line basis over 10 years years. Goodwill recorded in connection with these acquisitions totaled $0.6 million.
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2019 and December 31, 2018, respectively. A derivative gain of $2.7 million based upon interest rates and foreign currency rates at September 30, 2019, is expected to be reclassified from other

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

comprehensive income (loss) to earnings in the next twelve months. Through September 30, 2019, no hedge ineffectiveness has occurred in relation to the cash flow hedges.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2019 and December 31, 2018, respectively, and disclosed in Note 6. The Company recognized in other charges (income), a net loss of $3.7 million and $4.4 million during the three months ended September 30, 2019 and 2018, respectively, and a net loss of $8.2 million and $0.2 million during the nine months ended September 30, 2019 and 2018, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At September 30, 2019 and December 31, 2018, these contracts had a notional value of $446.2 million and $436.7 million, respectively.
6.    FAIR VALUE MEASUREMENTS
At September 30, 2019 and December 31, 2018, the Company had derivative assets totaling $0.6 million and $3.2 million respectively, and derivative liabilities totaling $5.6 million and $1.1 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2019 and December 31, 2018.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The following table presents the Company's assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018. The Company does not have any assets or liabilities that are categorized as Level 1 or Level 3.

	September 30, 2019	December 31, 2018	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$558	$1,534	Other current assets and prepaid expenses
Cash Flow Hedges:
Interest rate swap agreements	—	545	Other non-current assets
Cross currency swap agreement	—	1,154	Other current assets and prepaid expenses
Total derivative assets	$558	$3,233

Foreign currency forward contracts not designated as hedging instruments	$2,254	$1,059	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	2,444	27	Other non-current liabilities
Cross currency swap agreement	885	—	Other non-current liabilities
Total derivative liabilities	$5,583	$1,086

At September 30, 2019 and December 31, 2018, the Company had $12.8 million and $9.0 million of cash equivalents, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt exceeds the carrying value by approximately $31.5 million as of September 30, 2019. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
7.    INCOME TAXES
The Company's reported tax rate was 23.6% and 21% during the three months ended September 30, 2019 and 2018, respectively and 18.2% and 21.4% during the nine months ended September 30, 2019 and 2018, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 20% and 21.5% before non-recurring discrete tax items during 2019 and 2018, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.
In May 2019, a public referendum was held in Switzerland that approved Swiss federal tax reform proposals previously approved by Swiss Parliament. The changes in Swiss federal tax had an immaterial effect on the Company's financial statements. Additional changes in Swiss cantonal law were enacted in October 2019. The Company expects it will recognize a discrete non-cash deferred tax benefit as a result of the enactment of the cantonal law in the fourth quarter; however we are currently unable to reasonably estimate such amount as the Swiss authorities are still providing interpretive guidance on the new law and related transitional methodology.

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
8.    DEBT
Debt consisted of the following at September 30, 2019:

	September 30, 2019
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million Senior Notes due June 25 2029	75,000	—	75,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	136,747	136,747
Debt issuance costs, net	(1,111)	(307)	(1,418)
Total Senior Notes	423,889	136,440	560,329
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	485,016	78,934	563,950
Other local arrangements	1,058	47,519	48,577
Total debt	909,963	262,893	1,172,856
Less: current portion	(1,058)	(47,519)	(48,577)
Total long-term debt	$908,905	$215,374	$1,124,279

As of September 30, 2019, the Company had $529.2 million of availability remaining under its Credit Agreement.
1.30% Euro-Senior Notes and 3.19% Senior Notes
In November 2019, the Company entered into an agreement to issue and sell EUR 135 million of fifteen years 1.30% Euro-Senior Notes ("1.30% Senior Notes") and $50 million of fifteen years 3.19% Senior Notes ("3.19% Senior Notes") in a private placement. The proceeds will be used to repay outstanding amounts on the Company's credit facility and fund operational expenses. The Company also entered into a forward contract to receive $149.9 million at the time of issuing the EUR 135 million Euro-Senior Notes.
The Company issued the 1.30% Euro-Senior Notes with a fixed interest rate of 1.30% in November 2019. The 1.30% Euro-Senior Notes are unsecured obligations of the Company and will mature in November 1, 2034. Interest on the 1.30% Euro-Senior Notes is payable semi-annually in April and November of each year.
The Company will issue the 3.19% Senior Notes with a fixed interest rate of 3.19% in January 2020. The 3.19% Senior Notes are unsecured obligations of the Company and will mature in January 1, 2035. Interest on the 3.19% Senior Notes is payable semi-annually in January and July of each year.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The Company will designate the 1.30% Euro-Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the fair value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rates will be recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, and if applicable a "make-whole" prepayment premium and a swap related currency loss.
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
The 3.91% Senior Notes, the 1.30% Euro-Senior Notes and the 3.19% Senior Notes contain customary affirmative and negative covenants for agreements of this type that are substantially similar to those contained in previously issued debt of the Company. The 3.91% Senior Notes, 1.30% Euro-Senior Notes and the 3.19% Senior Notes also contain customary events of default with customer grace periods, as applicable.

1.47% Euro Senior Notes
The Company has designated the 1.47% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The pre-tax unrealized gain (loss) recorded in other comprehensive income (loss) related to this net investment hedge was a gain of $5.3 million and a loss of $1.8 million for the three months ended September 30, 2019 and 2018, respectively, and a gain of $6.3 million and $2.8 million for the nine month periods ended September 30, 2019 and 2018, respectively. The Company has a gain of $5.0 million recorded in accumulated other comprehensive income (loss) as of September 30, 2019.

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

9.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2018, the Company's Board of Directors authorized an additional $2 billion to the share repurchase program, which has $1.5 billion of remaining availability as of September 30, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The Company has purchased 28.3 million shares since the inception of the program in 2004 through September 30, 2019. During the nine months ended September 30, 2019 and 2018, the Company spent $558.7 million and $356.2 million on the repurchase of 794,603 shares and 598,539 shares at an average price per share of $703.16 and $595.18, respectively. The Company also reissued 226,841 shares and 102,174 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2019 and 2018, respectively.
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Net earnings	$129,395	$126,653	$368,360	$331,425
Other comprehensive income (loss), net of tax	(13,553)	(17,808)	(12,572)	(18,123)
Comprehensive income, net of tax	$115,842	$108,845	$355,788	$313,302
The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2019 and 2018:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	1,170	—	1,170
Foreign currency translation adjustment	(21,854)	—	2,677	(19,177)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,586)	9,021	5,435
Net change in other comprehensive income (loss), net of tax	(21,854)	(2,416)	11,698	(12,572)
Balance at September 30, 2019	$(85,767)	$(1,714)	$(227,505)	$(314,986)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	6,523	—	6,523
Foreign currency translation adjustment	(32,206)	—	(749)	(32,955)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(2,528)	10,837	8,309
Net change in other comprehensive income (loss), net of tax	(32,206)	3,995	10,088	(18,123)
Balance at September 30, 2018	$(63,546)	$2,914	$(222,897)	$(283,529)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three Months Ended September 30,
	2019	2018	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$31	$97	Interest expense
Cross currency swap agreement	(3,621)	(3,559)	(a)
Total before taxes	(3,590)	(3,462)
Provision for taxes	(275)	(252)	Provision for taxes
Total, net of taxes	$(3,315)	$(3,210)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$3,890	$4,651	(b)
Provision for taxes	874	1,064	Provision for taxes
Total, net of taxes	$3,016	$3,587

(a) The cross currency swap reflects an unrealized gain of $2.4 million recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.2 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$(82)	$531	Interest expense
Cross currency swap agreement	(3,823)	(3,171)	(a)
Total before taxes	(3,905)	(2,640)
Provision for taxes	(319)	(112)	Provision for taxes
Total, net of taxes	$(3,586)	$(2,528)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$11,639	$14,150	(b)
Provision for taxes	2,618	3,313	Provision for taxes
Total, net of taxes	$9,021	$10,837
(a) The cross currency swap reflects an unrealized gain of $0.3 million recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $3.5 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the nine months ended September 30, 2019 and 2018.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

11.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine months ended September 30, relating to outstanding stock options and restricted stock units:

	2019	2018
Three months ended	392,911	557,304
Nine months ended	425,627	581,299
Outstanding options and restricted stock units to purchase or receive 55,568 and 54,708 shares of common stock for the three month period ended September 30, 2019 and 2018, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 64,649 and 55,775 for the nine month period ended September 30, 2019 and 2018, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
12.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost, net	$266	$273	$3,788	$3,752	$—	$—	4,054	4,025
Interest cost on projected benefit obligations	1,146	1,060	2,547	2,180	16	16	3,709	3,256
Expected return on plan assets	(1,472)	(1,733)	(7,342)	(7,733)	—	—	(8,814)	(9,466)
Recognition of prior service cost	—	—	(1,679)	(1,727)	—	(93)	(1,679)	(1,820)
Recognition of actuarial losses/(gains)	593	1,451	5,149	5,331	(173)	(311)	5,569	6,471
Net periodic pension cost/(credit)	$533	$1,051	$2,463	$1,803	$(157)	$(388)	$2,839	$2,466

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Service cost, net	$797	$817	$11,290	$11,416	$—	$—	12,087	12,233
Interest cost on projected benefit obligations	3,438	3,182	7,595	6,534	48	48	11,081	9,764
Expected return on plan assets	(4,415)	(5,197)	(21,846)	(23,408)	—	—	(26,261)	(28,605)
Recognition of prior service cost	—	—	(5,033)	(5,248)	—	(279)	(5,033)	(5,527)
Recognition of actuarial losses/(gains)	1,780	4,353	15,410	16,261	(518)	(937)	16,672	19,677
Net periodic pension cost/(credit)	$1,600	$3,155	$7,416	$5,555	$(470)	$(1,168)	$8,546	$7,542

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

13.    RESTRUCTURING CHARGES
For the three and nine months ended September 30, 2019, the Company has incurred $6.7 million and $11.1 million of restructuring expenses which primarily relates to employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2019 is as follows:

Total
Balance at December 31, 2018	$7,972
Restructuring charges	11,146
Cash payments and utilization	(9,450)
Impact of foreign currency	(243)
Balance at September 30, 2019	$9,425

14.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended September 30, 2019 and 2018 were $1.2 million and $1.6 million, respectively and $3.5 million and $4.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2019
September 30, 2019	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$269,038	$28,075	$297,113	$54,628	$410,021
Swiss Operations	33,415	160,736	194,151	54,226	21,803
Western European Operations	168,652	42,794	211,446	29,888	83,971
Chinese Operations	142,292	60,710	203,002	72,745	615
Other (a)	140,469	1,513	141,982	17,938	14,814
Eliminations and Corporate (b)	—	(293,828)	(293,828)	(33,210)	—
Total	$753,866	$—	$753,866	$196,215	$531,224

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2019	Customers	Segments	Sales	Profit
U.S. Operations	$771,578	$80,791	$852,369	$146,599
Swiss Operations	98,350	466,398	564,748	156,361
Western European Operations	498,240	126,050	624,290	77,842
Chinese Operations	400,473	170,135	570,608	197,718
Other (a)	396,043	4,108	400,151	45,425
Eliminations and Corporate (b)	—	(847,482)	(847,482)	(102,148)
Total	$2,164,684	$—	$2,164,684	$521,797

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

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

A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Earnings before taxes	$169,359	$160,363	$450,251	$421,404
Amortization	12,329	11,856	36,877	35,561
Interest expense	9,800	9,003	27,776	25,671
Restructuring charges	6,732	2,222	11,146	13,956
Other charges (income), net	(2,005)	(1,479)	(4,253)	(5,795)
Segment profit	$196,215	$181,965	$521,797	$490,797

During the three months ended September 30, 2019, restructuring charges of $6.7 million were recognized, of which $2.0 million, $2.9 million, $1.7 million and $0.1 million related to the Company’s U.S., Swiss, Western European and Chinese Operations, respectively. Restructuring charges of $2.2 million were recognized during the three months ended September 30, 2018, of which $0.6 million, $0.7 million, $0.7 million, $0.1 million and $0.1 million, related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively. Restructuring charges of $11.1 million were recognized during the nine months ended September 30, 2019, of which $3.6 million, $3.2 million, $3.8 million, and $0.5 million related to the Company’s U.S., Swiss, Western European, and Chinese

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

Operations, respectively. Restructuring charges of $14.0 million were recognized during the nine months ended September 30, 2018, of which $10.6 million, $1.5 million, $1.6 million, $0.1 million and $0.2 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively.

16.	LEASES
The Company adopted ASC 842 "Leases" with an effective date of January 1, 2019. The operating lease right-of-use asset was $92.7 million, and the lease liability was $93.5 million at inception. The Company elected the practical expedients package under ASC 842 and accordingly did not reassess any previously expired or existing arrangements, and related classification under ASC 840.
The Company's operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service and administrative offices, while vehicle leases are primarily related to the Company's field sales and service organization. The consolidated balance sheet included the following balances as of September 30:

	2019	Balance Sheet Location
Right-of-use assets, net	$88,201	Other non-current assets

Current lease liability	$26,861	Accrued and other liabilities
Non-current lease liability	62,043	Other non-current liabilities
Total operating lease liability	$88,904

The lease right-of-use asset, net increased total assets as of September 30, 2019 for U.S. Operations by $38.9 million, Swiss Operations by $1.1 million, Western European Operations by $19.3 million, Chinese Operations by $3.4 million, Other by $23.7 million, and Eliminations and Corporate by $1.8 million.
As of September 30, 2019, the Company has entered into additional real estate operating leases of $7.4 million that are expected to commence in 2019 and 2020.
For the three and nine months ended September 30, 2019 the Company had the following recorded in selling, general and administrative associated with leasing arrangements:

	Three Months Ended	Nine Months Ended
Operating lease expense	$8,004	$24,634
Variable lease expense	1,118	2,746
Short-term lease expense	196	1,016
Total lease expense	$9,318	$28,396

Weighted average remaining lease term		6.5 years
Weighted average discount rate		3.0%

Accruals and other on the Consolidated Statement of Cash Flows includes the amortization of the lease right-of-use asset of $22.8 million, offset by a change in the lease liability of $22.4 million for the nine months ended September 30, 2019. Lease payments within operating activities were $24.4 million for the nine months ended September 30, 2019. The Company also had non-cash lease right-of-use assets in exchange for lease liabilities of $18.5 million for the nine months ended September 30, 2019.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended September 30:

2020	$29,151
2021	21,637
2022	13,102
2023	8,548
2024	4,949
Thereafter	21,748
Total lease payments	99,135
Less imputed interest	(10,231)
Total operating lease liability	$88,904
The future minimum lease payments under non-cancellable leases as of December 31, 2018:

2019	$32,113
2020	23,771
2021	16,986
2022	9,855
2023	7,435
Thereafter	5,081
Total lease payments	$95,241

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2019 and 2018 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2019		2018		2019		2018
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$753,866	100.0	$734,846	100.0	$2,164,684	100.0	$2,117,663	100.0
Cost of sales	318,810	42.3	315,592	42.9	921,771	42.6	910,851	43.0
Gross profit	435,056	57.7	419,254	57.1	1,242,913	57.4	1,206,812	57.0
Research and development	36,015	4.8	34,838	4.7	108,650	5.0	104,866	5.0
Selling, general and administrative	202,826	26.9	202,451	27.6	612,466	28.3	611,149	28.9
Amortization	12,329	1.6	11,856	1.6	36,877	1.7	35,561	1.7
Interest expense	9,800	1.3	9,003	1.2	27,776	1.3	25,671	1.2
Restructuring charges	6,732	0.9	2,222	0.3	11,146	0.5	13,956	0.6
Other charges (income), net	(2,005)	(0.3)	(1,479)	(0.1)	(4,253)	(0.2)	(5,795)	(0.3)
Earnings before taxes	169,359	22.5	160,363	21.8	450,251	20.8	421,404	19.9
Provision for taxes	39,964	5.3	33,710	4.6	81,891	3.8	89,979	4.2
Net earnings	$129,395	17.2	$126,653	17.2	$368,360	17.0	$331,425	15.7

Net sales
Net sales were $753.9 million and $734.8 million for the three months ended September 30, 2019, and 2018, and $2.2 billion and $2.1 billion for the nine months ended September 30, 2019 and 2018, respectively. This represents an increase of 3% and 2% in U.S. dollars for the three and nine months ended September 30, 2019. Excluding the effect of currency exchange rates fluctuations, or in local currencies, net sales increased 4% and 5% for the three and nine months ended September 30, 2019. Net sales were reduced by 2% in both the three and nine month periods ended September 30, 2019 related to a significant decline in food retailing as further explained below. Global market conditions were generally favorable during the first nine months of 2019 and we continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field resources. However, we remain cautious due to greater uncertainty in the global macroeconomic environment. Economic conditions can also change quickly, particularly in emerging markets. We will also face more difficult prior year comparisons in the fourth quarter of 2019 related to our strong previous year growth.
Net sales by geographic destination for the three and nine months ended September 30, 2019 in U.S. dollars increased in the Americas 6% and 5%, in Asia/Rest of World 2% and 3% and decreased in Europe 2% for both periods, respectively. Our net sales by geographic destination for the three and nine months ended September 30, 2019 in local currencies increased in the Americas 7% and 5%, in Europe 2% and 3% and in Asia/Rest of World 4% and 7%, respectively. Net sales in the Americas was reduced by 2% and 3% and in Europe by 2% and 1% for the three and nine months ended September 30, 2019 related to a significant decline in food retailing sales primarily due to unfavorable market conditions and the timing of project activity. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2018, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 2% in U.S. dollars and 4% in local currencies for the three months ended September 30, 2019 and increased 2% in U.S. dollars and 5% in local currencies for the nine months ended September 30, 2019, compared to the corresponding periods in 2018. Service revenue (including spare parts) increased by 5% in U.S. dollars and 7% in local currencies for the three months ended September 30, 2019 and increased 4% in U.S. dollars and 7% in local currencies for the nine months ended September 30, 2019, compared to the corresponding periods in 2018.
Net sales of our laboratory products and services, which represented approximately 52% of our total net sales increased 5% in U.S. dollars and 7% in local currencies for both the three and nine months ended September 30, 2019. The local currency increase in net sales of our laboratory-related products for the three and nine months ended September 30, 2019 includes solid growth in most product categories, especially analytical instruments, pipettes and process analytics.
Net sales of our industrial products and services, which represented approximately 41% of our total net sales decreased 3% in U.S. dollars and increased 5% in local currencies for the three months ended September 30, 2019, and increased 2% in U.S. dollars and 5% in local currencies for the nine months ended September 30, 2019. The local currency increase in net sales of our industrial-related products for the three and nine months ended September 30, 2019 included strong growth in core industrial products.
Net sales in our food retailing products and services, which represented approximately 7% of our total net sales decreased 17% in U.S. dollars and 15% in local currencies for the three months ended September 30, 2019, and decreased 13% in U.S. dollars and 10% in local currencies for the nine months ended September 30, 2019. The decline in food retailing is primarily due to unfavorable market conditions and the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 57.7% and 57.1% for the three months ended September 30, 2019 and 2018, and 57.4% and 57.0% for the nine months ended September 30, 2019 and 2018, respectively.

Gross profit as a percentage of net sales for products was 60.2% and 59.6% for the three months ended September 30, 2019 and 2018, respectively, and 60.0% and 60.2% for the nine months ended September 30, 2019 and 2018, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 48.9% and 47.8% for the three months ended September 30, 2019 and 2018, respectively, and 48.5% and 45.8% for the nine months ended September 30, 2019 and 2018, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2019 reflects favorable price realization, productivity and business mix, partially offset by tariff costs and initial costs associated with new product introductions.
In 2018, the U.S. government enacted tariffs on certain products imported from China. The tariffs became effective at various points during 2018. We estimate the associated annualized cost increase is approximately $25 million (assuming a 25% tariff rate). We continue to implement various actions to mitigate the effects of these tariffs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.8% and 4.7% for the three months ended September 30, 2019 and 2018, and was 5.0% for both the nine months ended September 30, 2019 and 2018, respectively. Research and development expenses increased 3% in U.S. dollars and 4% in local currencies for the three months ended September 30, 2019, and increased 5% in U.S. dollars and 7% in local currencies for the nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018 relating to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 26.9% and 27.6% for the three months ended September 30, 2019 and 2018, and was 28.3% and 28.9% for the nine months ended September 30, 2019 and 2018, respectively. Selling, general and administrative expenses was flat in U.S. dollars and increased 2% in local currencies for the three months ended September 30, 2019, and were flat in U.S. dollars and increased 3% in local currencies for the nine months ended September 30, 2019. The local currency increase includes investments in our field sales organization and growth initiatives, offset in part by benefits from our cost savings initiatives.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $12.3 million and $11.9 million for the three months ended September 30, 2019 and 2018, respectively, and $36.9 million and $35.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Interest expense was $9.8 million and $9.0 million for the three months ended September 30, 2019 and 2018, respectively, and $27.8 million and $25.7 million for the nine months ended September 30, 2019 and 2018, respectively.
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Nonservice pension benefits was $1.2 million and $1.6 million for the three months ended September 30, 2019 and 2018, respectively, and $3.5 million and $4.7 million and for the nine months ended September 30, 2019 and 2018, respectively.
Our reported tax rate was 23.6% and 21.0% during the three months ended September 30, 2019 and 2018, respectively, and was 18.2% and 21.4% during the nine months ended September 30, 2019 and 2018, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 20% and 22% before non-recurring discrete tax items for the three and nine months ended September 30, 2019 and 2018, respectively. The difference between our projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

In May 2019, a public referendum was held in Switzerland that approved Swiss federal tax reform proposals previously approved by Swiss Parliament. The changes in Swiss federal tax had an immaterial effect on our financial statements. Additional changes in Swiss cantonal law were enacted in October 2019. We expect to recognize a discrete non-cash deferred tax benefit as a result of the enactment of the cantonal law in the fourth quarter; however we are currently unable to reasonably estimate such amount as the Swiss authorities are still providing interpretive guidance on the new law and related transitional methodology.
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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	%	2019	2018	%
Total net sales	$297,113	$280,429	6%	$852,369	$808,801	5%
Net sales to external customers	$269,038	$255,379	5%	$771,578	$736,598	5%
Segment profit	$54,628	$41,890	30%	$146,599	$118,141	24%

Total net sales and net sales to external customers increased 6% and 5% for the three months ended September 30, 2019 compared with the corresponding period in 2018. Total net sales and net sales to external customers both increased 5% for the nine months ended September 30, 2019 compared with the corresponding period in 2018. The increase in total net sales and net sales to external customers includes particularly strong growth in laboratory-related products, partially offset by a significant decline in food retailing primarily due to unfavorable market conditions and the timing of project activity which reduced total net sales and net sales to external customers by 3% and 2% for the three and nine months ended September 30, 2019, respectively. The increase during the three month period also included strong growth in core industrial products.
Segment profit increased $12.7 million and $28.5 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The segment profit increase includes higher net sales volume and benefits from our margin expansion and facility consolidation initiatives, offset in part by investments in our sales and service organization and initial costs of new product introductions.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	%1)	2019	2018	%1)
Total net sales	$194,151	$179,881	8%	$564,748	$537,041	5%
Net sales to external customers	$33,415	$31,463	6%	$98,350	$96,082	2%
Segment profit	$54,226	$44,542	22%	$156,361	$138,254	13%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 8% in both U.S. dollars and local currency for the three months ended September 30, 2019, and increased 5% in U.S. dollars and 8% in local currency for the nine months ended September 30, 2019 compared to the corresponding periods in 2018. Net sales to external customers increased 6% in both U.S. dollars and local currency for the three months ended September 30, 2019 and increased 2% in U.S. dollars and 4% in local currency for the nine months ended September 30, 2019, compared to the corresponding periods in 2018. Local currency net sales to external customers for the three and nine months ended September 30, 2019 includes strong growth in industrial-related products.
Segment profit increased $9.7 million and $18.1 million for the three and nine month periods ended September 30, 2019, compared to the corresponding periods in 2018. Segment profit during the nine months ended September 30, 2019 includes benefits from our increased net sales volume and margin expansion and cost savings initiatives, offset in part by unfavorable foreign currency translation and higher research and development activity.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	%1)	2019	2018	%1)
Total net sales	$211,446	$215,093	(2)%	$624,290	$640,390	(3)%
Net sales to external customers	$168,652	$173,170	(3)%	$498,240	$512,314	(3)%
Segment profit	$29,888	$30,046	(1)%	$77,842	$75,661	3%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 2% in U.S. dollars and increased 3% in local currencies for the three months ended September 30, 2019 and decreased 3% in U.S. dollars and increased 4% in local currencies for the nine months ended September 30, 2019, compared to the corresponding periods in 2018. Net sales to external customers decreased 3% in U.S. dollars and increased 2% in local currencies for the three months ended September 30, 2019, and decreased 3% in U.S. dollars and increased 4% in local currencies for the nine months ended September 30, 2019, compared to the corresponding periods in 2018. Local currency net sales to external customers for the three and nine months ended September 30, 2019 includes strong growth in core industrial products, pipettes and process analytics, offset in part by a decline in food retailing. The decline in food retailing reduced net sales by 2% and 1% for the three and nine months ended September 30, 2019, respectively.

Segment profit decreased $0.2 million and increased $2.2 million for the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. Segment profit for the three and nine months ended September 30, 2019 includes increased research and development and sales and marketing investments, initial costs associated with new product introductions and unfavorable currency translation, offset in part by higher net sales and benefits from our margin expansion initiatives. Segment profit for the nine months ended September 30, 2018 also included Blue Ocean roll-in costs.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	%1)	2019	2018	%1)
Total net sales	$203,002	$204,177	(1)%	$570,608	$570,375	0%
Net sales to external customers	$142,292	$140,098	2%	$400,473	$387,301	3%
Segment profit	$72,745	$75,762	(4)%	$197,718	$201,199	(2)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and increased 2% in local currency for the three months ended September 30, 2019 and were flat in U.S. dollars and increased 5% in local currency for the nine months ended September 30, 2019, compared to the corresponding periods in 2018. Net sales to external customers increased 2% in U.S. dollars and 5% in local currency for the three months ended September 30, 2019 and increased 3% in U.S. dollars and 9% in local currency during the nine months ended September 30, 2019, compared to the corresponding periods in 2018. The increase in local currency net sales to external customers during the three and nine months ended September 30, 2019 reflects solid growth in laboratory and core industrial products. Total net sales for the three months ended September 30, 2019 is partially offset by a decline in food retailing. While Chinese market conditions are currently favorable, the Chinese economy has historically been volatile and market conditions may change unfavorably due to various factors.

Segment profit decreased $3.0 million and $3.5 million for the three and nine month periods ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease in segment profit for the three and nine months ended September 30, 2019 includes unfavorable foreign currency translation, increased sales and service investments, and higher research and development activity, offset in part by increased sales volume and benefits from our margin expansion initiatives.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2019	2018	%1)	2019	2018	%1)
Total net sales	$141,982	$136,070	4%	$400,151	$389,804	3%
Net sales to external customers	$140,469	$134,736	4%	$396,043	$385,368	3%
Segment profit	$17,938	$19,179	(6)%	$45,425	$50,702	(10)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales and net sales to external customers increased 4% in U.S. dollars and 5% in local currencies for the three months ended September 30, 2019 and increased 3% in U.S. dollars and 5% in local currencies for the nine months ended September 30, 2019, compared to the corresponding periods in 2018. Local currency growth in net sales to external customers included solid growth in most product categories.

Segment profit decreased $1.2 million and $5.3 million for the three and nine months ended September 30, 2019, respectively, compared to the corresponding periods in 2018. The decrease in segment profit is primarily related to investments in field sales and service and unfavorable currency translation, offset in part by increased local currency net sales.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $401.7 million during the nine months ended September 30, 2019, compared to $366.4 million in the corresponding period in 2018. The increase in 2019 includes higher net earnings and lower cash incentive payments of $18 million, offset in part by the timing of working capital outflows.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $71.6 million for the nine months ended September 30, 2019 compared to $96.7 million in the corresponding period in 2018. The decrease is primarily related to prior year investments in manufacturing facilities. We expect to make net investments in new or expanded manufacturing facilities of $10 million to $15 million over the next two years.
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

Senior Notes and Credit Facility Agreement

Our debt consisted of the following at September 30, 2019:

	September 30, 2019
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million Senior Notes due December 17, 2022	50,000	—	50,000
4.10% $50 million Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million Senior Notes due June 25 2029	75,000	—	75,000
1.47% EUR 125 million Senior Notes due June 17, 2030	—	136,747	136,747
Debt issuance costs, net	(1,111)	(307)	(1,418)
Total Senior Notes	423,889	136,440	560,329
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	485,016	78,934	563,950
Other local arrangements	1,058	47,519	48,577
Total debt	909,963	262,893	1,172,856
Less: current portion	(1,058)	(47,519)	(48,577)
Total long-term debt	$908,905	$215,374	$1,124,279
As of September 30, 2019, approximately $529.2 million was available under the Credit Agreement. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.
We currently believe that cash flow from operating activities, together with liquidity available under our credit facility and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.
1.30% Euro-Senior Notes and 3.19% Senior Notes
In November 2019, we entered into an agreement to issue and sell EUR 135 million of fifteen-year 1.30% Euro-Senior Notes ("1.30% Senior Notes") and $50 million of fifteen-year 3.19% Senior Notes ("3.19% Senior Notes") in a private placement. The proceeds will be used to repay outstanding amounts on our credit facility and fund operational expenses. We also entered into a forward contract to receive $149.9 million at the time of issuing the EUR 135 million Euro-Senior Notes.
We issued the 1.30% Euro-Senior Notes with a fixed interest rate of 1.30% in November 2019. The 1.30% Euro-Senior Notes are unsecured obligations of the Company and will mature in November 2034. Interest on the 1.30% Euro-Senior Notes is payable semi-annually in April and November of each year.
We will issue the 3.19% Senior Notes with a fixed interest rate of 3.19% in January 2020. The 3.19% Senior Notes are unsecured obligations of the Company and will mature in January 2035. Interest on the 3.19% Senior Notes is payable semi-annually in January and July of each year.
We will designate the 1.30% Euro-Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment in these operations. Changes in the fair value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rates will be recorded as foreign currency translation adjustments within other comprehensive income (loss). We may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, and if applicable a "make-whole" prepayment premium and a swap related currency loss.
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
The 3.91% Senior Notes, the 1.30% Euro-Senior Notes and the 3.19% Senior Notes contain customary affirmative and negative covenants for agreements of this type that are substantially similar to those contained in previously issued debt of the Company. The 3.91% Senior Notes, 1.30% Euro-Senior Notes and the 3.19% Senior Notes also contain customary events of default with customer grace periods, as applicable.

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
Share Repurchase Program

We have a share repurchase program of which there was $1.5 billion of remaining common shares to be repurchased under the program as of September 30, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 28.3 million shares since the inception of the program through September 30, 2019. During the nine months ended September 30, 2019 and 2018, we spent $558.7 million and $356.2 million on the repurchase of 794,603 and 598,539 shares at an average price per share of $703.16 and $595.18, respectively. We also reissued 226,841 shares and 102,174 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2019 and 2018, respectively.

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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2019, we estimate that a 10% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $29.2 million in the reported U.S. dollar value of our debt.

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
As of September 30, 2019, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the nine months ended September 30, 2019 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

July 1 to July 31, 2019	73,681	$828.63	73,681	$1,674,868
August 1 to August 31, 2019	96,058	$688.00	96,058	$1,608,778
September 1 to September 30, 2019	85,538	$690.95	85,538	$1,549,674
Total	255,277	$729.58	255,277	$1,549,674

The Company has a share repurchase program of which there is $1.5 billion of remaining to repurchase common shares as of September 30, 2019. We have purchased 28.3 million shares since the inception of the program through September 30, 2019.

During the nine months ended September 30, 2019 and 2018, we spent $558.7 million and $356.2 million on the repurchase of 794,603 and 598,539 shares at an average price per share of $703.16 and $595.18, respectively. We also reissued 226,841 shares and 102,174 shares held in treasury for the exercise of stock options and restricted stock units during the nine months ended September 30, 2019 and 2018, respectively.

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

Mettler-Toledo International Inc.
Date:	November 8, 2019	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer