Form 10-K
period 2019-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2020-02-07
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer. ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
As of January 31, 2020 there were 24,052,834 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2019 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019) was approximately $20.7 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2020	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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
We are a leading global supplier of precision instruments and services. We have strong leadership positions in all of our businesses and believe we hold global number-one market positions in most of them. We are recognized as an innovation leader and our solutions are critical in key research and development, quality control, and manufacturing processes for customers in a wide range of industries including life sciences, food, and chemicals. Our sales and service network is one of the most extensive in the industry. Our products are sold in more than 140 countries and we have a direct presence in approximately 40 countries. With proven growth strategies and a focus on execution, we have achieved a long-term track record of strong financial performance.
Our business is geographically diversified, with net sales in 2019 derived 30% from Europe, 39% from North and South America, and 31% from Asia and other countries. Our customer base is also diversified by industry and by individual customer.
Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in 1997.
Business Segments
We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. See Note 19 to the consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations by Reportable Segment” for detailed results by segment and geographic region.
We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and services are described below. We also describe our customers and distribution, sales and service, research and development, manufacturing, and certain other matters. These descriptions apply to substantially all of our products and related reportable segments.
Laboratory Instruments
We make a wide variety of precision laboratory instruments for sample preparation, synthesis, analytical bench top, material characterization, and in-line measurement. Our portfolio includes laboratory balances, liquid pipetting solutions, automated laboratory reactors including real-time analytics, titrators, pH meters, process analytics sensors and analyzer technology, physical value analyzers (including density and refractometry instruments), thermal analysis systems, and other analytical instruments, such as UV/VIS spectrophotometers, and moisture analyzers. Our laboratory instruments have leading-edge embedded software and we also offer LabX, our PC-based laboratory software platform, to manage and analyze data generated from our instruments. The laboratory instruments and related service business accounted for approximately 52% of our net sales in 2019, 51% in 2018, and 50% in 2017.
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
pH meters measure acidity in laboratory samples. We also manufacture and sell density and refractometry instruments, which measure chemical concentrations in solutions. In addition, we manufacture and sell moisture analyzers, which precisely determine the moisture content of a sample by utilizing the loss on drying method, and UV/VIS spectrophotometers that optimize spectroscopic workflows.
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
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection, x-ray, and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments and related service business accounted for approximately 41% of our net sales in 2019 and 2018 and 42% in 2017.
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
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. The scale screen display allows for in-store marketing and can help encourage consumers in the store to make more purchase decisions at the point of sale. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 7% of our net sales in 2019 and 8% in 2018 and 2017.
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
We have a diversified customer base, with no single end-customer accounting for more than 1% of 2019 net sales.
Sales and Service
Market Organizations
We maintain geographically-focused market organizations around the world that are responsible for all aspects of our sales and service. The market organizations are customer-focused, with an emphasis on building and maintaining value-added relationships with customers in our target market segments. Each market organization has the ability to leverage best practices from other units while maintaining the flexibility to adapt its marketing and service efforts to account for different cultural and economic conditions. Market organizations also work closely with our producing organizations (described below) by providing feedback on manufacturing and product development initiatives, new product and application ideas, and information about key market segments.
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2019, our sales and service group consisted of approximately 8,150 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in approximately 40 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expansion of our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers' locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on demand services, and replacement parts) accounted for approximately 22% of our net sales in 2019, 2018, and 2017.
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
Our research, product development, and manufacturing efforts are organized into a number of producing organizations. Our focused producing organizations help reduce product development time and costs, improve customer focus, and maintain technological leadership. The producing organizations work together to share ideas and best practices, and there is a close interface and coordinated customer interaction among marketing organizations and producing organizations. We also have regional logistics hubs to satisfy customer delivery requirements while optimizing our logistic processes.
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $413 million in research and development ($144 million in 2019, $141 million in 2018, and $128 million in 2017), which is approximately 5% of net sales for each year. Our research and development efforts fall into two categories:

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
Manufacturing
We are a worldwide manufacturer, with facilities principally located in China, Switzerland, the United States, Germany, the United Kingdom, and Mexico. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated demand. We expect to make net investments in new manufacturing facilities of approximately $15 million to $20 million in 2020.
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
Employees
Our total global workforce was 16,200, including 14,850 employees and 1,350 temporary personnel, as of December 31, 2019, and includes approximately 6,000 in Europe, 4,700 in North and South America, and 5,500 in Asia and other countries.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Approximately 7,200 employees are represented by collective bargaining or another arrangement organized to represent employee interests.
Sustainability
Sustainability touches all aspects of our business, from designing, sourcing, and producing our products, to selling and delivering them to our customers, to handling them at the end of their lifecycle. A sustainable mindset helps guide us to make the right decisions for our customers, employees, suppliers, shareholders, and the communities in which we operate our business. We want to manage our business sustainably to position the Company for long-term growth. We designed our GreenMT program to pursue environmental, social, and governance priorities where we can have a significant impact. We do this in five key areas: (1) keeping our operations sustainable over the long-term by ensuring we use resources efficiently, (2) helping our customers to be sustainable in their businesses by offering green products and services, (3) promoting responsible practices within our supply chain, (4) ensuring an engaged workforce through fair, attractive, safe, and development-minded workplaces, and (5) following corporate governance best practices. We have set a number of goals relating to our GreenMT sustainability program, including reducing our carbon footprint and other environmental, social, and governance goals. We report annually on our progress in our Corporate Responsibility Report, available on www.mt.com/sustainability.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a global operating model with standardized, automated, and integrated processes and high levels of global data transparency. It encompasses an enterprise architecture, with a global, single-instance ERP system. Within our IT systems, we continue to move toward integrated, homogeneous applications and common data structures. We are also largely standardizing our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period. We have implemented the Blue Ocean program in our Swiss, Chinese, U.K., Benelux, German, and certain U.S. and Southeast Asia operations. We estimate that we have more than 80% of our users on the program, and we will continue to implement additional locations and functionality over the coming years.

Intellectual Property
We hold over 5,000 patents and trademarks (including pending applications), primarily in the United States, Switzerland, China, the European Union, Germany, the United Kingdom, Italy, France, Japan, South Korea, Brazil, and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have technological and other competitive advantages over many of our competitors, we may not be able to realize and maintain these advantages. These advantages include our worldwide market leadership positions; our global brand and reputation; our track record of technological innovation; our comprehensive, high-quality solution offering; our global sales and service offering; our large installed base of instruments; and the diversification of our revenue base by geographic region, product range, application and customer. To remain competitive, we must continue to invest in research and development, sales and marketing, and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments or that we will be successful in identifying, developing, and maintaining any competitive advantages.
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
Our website also contains copies of the following documents that you can download free of charge:

•	Corporate Governance Guidelines

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Code of Conduct

•	Equal Employment Opportunity Policy

•	Business Partner Code of Conduct

•	Ethical, Social, and Quality Standards

•	Corporate Responsibility Report

•	Environmental Policy

•	Political Participation Policy

•	Conflict Mineral Report

•	Statement on Slavery, Human Trafficking, and Transparency in the Supply Chain
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
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations accounted for 18% of sales to external customers, approximately 30% of our global production, and 34% of total segment profit during 2019. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us, including the following:

•	local tariffs and trade barriers;

•	countries may add to, revise, or alter their respective legal and regulatory requirements;

•	difficulties in staffing and managing local operations and/or mandatory salary increases;

•	credit risks arising from financial difficulties facing local customers and distributors;

•	difficulties in protecting intellectual property;

•
nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $165.5 million of cash at December 31, 2019 in our Chinese subsidiaries;

•	restrictions on investments and/or limitations regarding foreign ownership;

•	adverse tax consequences, including tax disputes, imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•	the adoption of new or expansion of current travel restrictions or the intensification of trade wars;

•	other uncertain local economic, political, and social conditions, including hyper-inflationary conditions or periods of low or no productivity growth; and

•	credit tightening or reduction in credit availability for local customers.
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
Growth in emerging markets, especially China, can be volatile and change quickly. While we experienced solid growth in China in 2019, we have also experienced sales declines in past years and we may see volatility in the future. There is also currently economic uncertainty, due in part to the prolonged trade/tariff disputes with the United States. In the short-term, we could also be impacted by the recent new strain of the Wuhan Coronavirus outbreak as further described on page 20.

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
Our earnings are affected by changing exchange rates. We are particularly sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.6 million to $1.8 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.7 million to $1.9 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2019, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $22.8 million in the reported U.S. dollar value of our debt.

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
These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this type of financial crisis on financial institutions in Europe and globally could have an adverse effect on the global capital markets and, more specifically, on the ability of our Company, our customers, suppliers, and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products.
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
We also are in the process of implementing a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over a multi-year period. We have implemented the program in our Swiss, Chinese, U.K., Benelux, German, and certain U.S. and Southeast Asia operations. We estimate that we have more than 80% of our users on the program and will continue to implement additional locations and functionality over the coming years. If our implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the program has increased our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
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
Customers may use our products and/or software to generate or manage critical information. Though we take steps to ensure our products and/or software are secure, it is possible that a cyber attack could result in the loss or compromise of critical information. If a customer alleges that a cyber attack causes or contributes to a loss or compromise of critical information, we could face harm to our reputation and financial condition.
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
In addition, regulatory or legislative action related to cybersecurity, privacy, and data protection worldwide, such as the European GDPR which went into effect in May 2018, may increase the costs to develop, implement, or secure our products or services. We expect cybersecurity regulations to continue to evolve and be costly to implement. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined or otherwise sanctioned, and such fines or penalties could have a material adverse effect on our business and operations.
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
We have key manufacturing facilities located in China, Europe, and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as the recent new strain of the Wuhan Coronavirus outbreak further described on page 20, strikes or other labor unrest, power interruptions, cybersecurity attacks, fire, earthquakes, hurricanes, or other events beyond our control, we may be unable to satisfy customer demand for our products or services resulting in lost sales. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.
Our business would suffer if we were unable to obtain supplies of material.
We purchase most of our raw materials, components, and supplies from multiple suppliers. Some items are purchased from a limited or single source of supply, and disruption of these sources could affect our ability to manufacture products. Even where multiple sources of materials and components are available, the quality of the alternative materials, regulatory and contractual requirements to qualify materials for use in manufacturing, and the time required to establish new relationships with reliable suppliers could result in manufacturing delays and possible loss of sales. If we are unable to obtain materials or components for an extended time, this could damage our customer relationships and harm our financial condition or results of operations.
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
Our products are used extensively in the pharmaceutical, food and beverage, and chemical industries. Consolidation in these industries hurt our sales in prior years. In recent years, there has been an increase in consolidation within these industries. A prolonged global economic downturn, a downturn affecting one or more of these industries, or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. A decline in government funding of research or education could reduce some customers' ability to purchase our products.
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
Our tax expense and tax obligations could increase as a result of changing application of tax law.
Governments are facing greater pressure on public finances, which could lead to their more aggressively applying existing tax laws and regulations. Governments also periodically change tax laws and regulations. The Organization for Economic Co-Operation and Development ("OECD") is also performing an economic impact study that is expected to develop a solution to the digital economy, and also propose a supplement to the current transfer pricing arm's length standard for allocating profit. While the OECD's current focus appears to be related to the digital economy and consumer businesses, there is a possibility that the OECD also proposes changes to business-to-business transfer pricing regulations. Any changes in corporate income tax rates or regulations, on repatriation of dividends, earnings or capital, or on transfer pricing, as well as changes in the interpretation of existing tax laws and regulations in the jurisdictions in which we operate, could adversely affect our cash flow and increase our overall tax burden, which would negatively affect our profitability. Potential OECD changes impacting consumer businesses could also have an unfavorable effect on some of our key customer segments such as pharmaceutical, and food and beverage, which could result in a decline or delay in capital spending by our customers and a resulting decline in our revenues and lower profitability.
We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.
We sell some products through third parties, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Violations of the FCPA or similar anti-bribery laws by distributors or other third-party intermediaries could materially impact our business. In addition to financial risk, actions of some of our distributors could cause reputational harm, especially if our products are involved. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

A terrorism attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue, such as the Wuhan Coronavirus outbreak, could negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.
Our global operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. The occurrence of any of these events could have an adverse effect on our business results and financial condition.
We are also susceptible to a widespread outbreak of an illness or other health issue, such as the recent 2019 Coronavirus outbreak first reported in Wuhan, Hubei Province, China in December 2019 ("Wuhan Coronavirus"), resulting in thousands of confirmed cases in China and many additional cases identified in other countries in which we conduct business. The outbreak of the Wuhan Coronavirus has caused the Chinese government to implement quarantines of Wuhan and surrounding areas and implement significant restrictions on travel. The Chinese government has also implemented work restrictions that prohibit many employees from going to work. These quarantines, travel bans, and other restrictions have been put in place on a national level until February 3, 2020, with several provinces in which we have manufacturing facilities and sales offices extending that date to February 9, 2020. At this time, it is unclear if the Chinese government will further extend any of the current restrictions or if further restrictions will be put into place by the government. In addition, many countries have placed significant bans on travel to and from China, with many countries and airlines suspending flights to and from mainland China.
As a result of pandemic outbreaks, including the Wuhan Coronavirus, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. Governmental mandates may require forced shutdowns of our facilities for extended or indefinite periods. In addition, these widespread outbreaks of illness, particularly in China, North America, Europe, or other locations (especially Asia Pacific) significant to our operations, could adversely affect our workforce resulting in serious health issues and absenteeism. Pandemic outbreaks, including the Wuhan Coronavirus, could also substantially interfere with general commercial activity related to our supply chain and customer base, which could have a material adverse effect on our financial condition, results of operations, business, or prospects. If our operations are curtailed, we may need to seek alternate sources of supply for services and staff, which may be more expensive. Alternate sources may not be available or may result in delays in shipments to us from our supply chain and subsequently to our customers, each of which would affect our results of operations. Further, if our customers’ businesses are similarly affected, they might delay or reduce purchases from us, which could adversely affect our results of operations.
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
The SEC has adopted disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten, or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries. These requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacturing of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, due diligence procedures we have implemented to understand the origins of the minerals we use in our operations may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.
Future laws, regulations, or customers may make additional demands on supply chain transparency. These demands can include more transparency into the activities of our suppliers with regard to human rights and sustainable sourcing. We have significant protections in place to ensure we partner with responsible suppliers, but increased demands may cause us to incur increased supply chain costs. If we cannot satisfy customers' demands, we may lose business, and if we cannot meet new regulatory requirements, we may have to alter our sourcing at increased expense.

We may be adversely affected by failure to comply with regulations of governmental agencies or by the adoption of new regulations. United States trade policy, including the imposition of tariffs and the resulting consequences, as well as other political policies in the United States, China, the U.K., and certain European countries, may also impact global trade or create uncertainty impacting our business.
Our products are subject to regulation by governmental agencies. These regulations govern a wide variety of activities relating to our products, including design and development, product safety, labeling, manufacturing, promotion, sales, and distribution. We also operate a global business and are subject to various laws and regulations in the many markets where we do business, including those relating to competition, employment and labor practices, international trade, and corruption. If we fail to comply with these regulations, or if new regulations are adopted that substantially change existing practice or impose new burdens, we may have to recall products and cease their manufacture and distribution. In addition, we could be subject to investigation costs, reputational harm, fines, criminal prosecution, and other damages that could impact our profitability.
Political policy in the United States, China, the U.K., and certain European countries may impact global trade or create uncertainty. The United States government has recently adopted a new approach to trade policy and in certain cases to renegotiate, or possibly terminate, certain existing trade agreements. The United States government has also initiated tariffs on certain foreign goods, particularly those produced in China, and has raised the possibility of imposing further tariff increases or expanding the scope of the tariffs. As a result, certain foreign governments, including the Chinese government, have imposed retaliatory tariffs on goods that their countries import from the United States.
In June 2016, voters in the U.K. approved an advisory referendum to withdraw from the European Union ("E.U."), commonly referred to as "Brexit". On October 17, 2019, the U.K. Prime Minister and the E.U. agreed to new terms for the country's exit from the E.U., which now has all necessary parliamentary approvals. On January 31, 2020, the U.K. formally left the E.U. The U.K. and the E.U. are now in a transition period, where they have until the end of 2020 to attempt to negotiate a new trade agreement. If the U.K. leaves the E.U. without being able to negotiate an agreement, it may have an adverse impact on labor and trade and may create currency volatility. In the absence of a future trade deal, the U.K.'s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization, resulting in possible higher importation costs of our products. In addition, the movement of goods between the U.K. and the remaining member states of the E.U. may be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. At this time, we cannot predict the potential impact of Brexit on our business. However, Brexit could adversely affect our operating results and financial condition.
These various trade policy and regulatory actions described above may restrict our access to lower-cost countries in certain circumstances or otherwise create uncertainty, negatively impact global markets, and make it more difficult or costly for us to import our products into certain countries. The adoption and expansion of trade restrictions or other government action related to tariffs or trade agreements or policies could also lead to an economic downturn and/or could create unfavorable fluctuations in currency exchange rates (see above description "currency fluctuations affect our operating profits"). In times of uncertainty, some customers delay investments or defer normal replacement cycles, which could have an adverse impact on our sales. The adoption and expansion of trade restrictions or other governmental action related to tariffs or trade agreements or policies have the potential to adversely impact our business and financial performance.

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
Larger companies have identified life sciences and instruments as businesses they will consider entering or expanding their presence, which could change the competitive dynamics of these markets. In addition, we may not be able to identify, successfully complete, or integrate potential acquisitions in the future. Even if we can do so, we cannot be sure that these acquisitions will have a positive impact on our business or operating results. We are also required to estimate the fair value of certain assets acquired or liabilities assumed. Such fair values may be based on valuation models which are subject to inherent uncertainties and our judgments regarding certain assumptions.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2019, our consolidated balance sheet included goodwill of $536.0 million and other intangible assets of $206.2 million.
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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2019, we had total indebtedness of approximately $1.1 billion, net of cash of $207.8 million. Our debt instruments allow us to incur substantial additional indebtedness.

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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $1.1 billion. Our credit facility is provided by a group of 15 financial institutions, which individually have between 1% and 11% of the total funding commitment. At December 31, 2019, we had borrowings of $521.0 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $1.1 billion amount available.
We are subject to risks associated with the discontinuation of LIBOR.
The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out the London Interbank Offered Rate ("LIBOR") by the end of 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and could result in higher borrowing costs. In addition, if changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our credit facility and swap arrangements, and we cannot predict what alternative rate or benchmark would be negotiated. This may also result in an increase in our interest rate expense.

We make forward-looking statements, and actual events or results may differ materially from these statements because assumptions we have made prove incorrect due to market conditions in our industries or other factors.
We provide forward-looking statements both in our filings with the SEC and orally in connection with our quarterly earnings calls, including guidance on anticipated sales growth and earnings per share. You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties.
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
In providing guidance on our future earnings, we evaluate our budgets, strategic plans, and other factors relating to our business. We make assumptions about external factors, including the following:

•	the outlook for our end markets and the global economy;

•	the impact of external factors on our competition;

•	the financial position of our customers and their willingness to pay for our products and services;

•	the estimated costs of purchasing materials;

•	developments in personnel costs;

•	our estimated income tax expense; and

•	rates for currency exchange, particularly between the Swiss franc and the euro and between the Chinese renminbi and the U.S. dollar.
Some of these assumptions may prove to be incorrect over time. For example, although no single end-customer accounts for more than 1% of our revenues, if a number of our customers experienced significant deteriorations in their financial positions concurrently, it could have an impact on our results of operations.
Some of our key internal assumptions include the following:

•	our ability to implement our business strategy;

•	our ability to implement price increases as forecasted;

•	the effectiveness of our sales and marketing programs such as our Spinnaker, market penetration, and Field Turbo initiatives;

•	the effectiveness of our programs to improve our service business, including growth, globalization, and productivity initiatives;

•	our ability to develop and deliver innovative products and services;

•	the continued growth of our sales in emerging markets; and

•	the effectiveness of productivity and cost saving initiatives.
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
Our principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland. The following table lists our principal facilities, indicating the location and whether the facility is owned or leased. The properties listed below serve primarily as manufacturing facilities or shared service centers and also typically have a certain amount of space for service, sales and marketing, and administrative activities. The facilities in Giessen, Germany, Viroflay, France, and Salford, United Kingdom are used primarily for sales and marketing. We believe our facilities are adequate for our current and reasonably anticipated future needs.

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nänikon, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, United Kingdom	Owned	Western European Operations
Salford, United Kingdom	Leased	Western European Operations
Viroflay, France (two facilities)	Owned; Leased	Western European Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Billerica, Massachusetts	Owned	U.S. Operations
Tampa, Florida	Owned	U.S. Operations
Tijuana, Mexico	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Buildings Owned;	Chinese Operations
Land Leased
Mumbai, India (four facilities)	Building, Land Owned (1); Leased (3)	Other Operations

Item 3.	Legal Proceedings
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
Holders
At January 31, 2020, there were 43 holders of record of common stock and 24,052,834 shares of common stock outstanding. We estimate we have approximately 107,895 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements, including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2014 through December 31, 2019 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.

$300
$250
$200
$150
$100
$50
$0
Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
12-31-14
12-31-15
12-31-16
12-31-17
12-31-18
12-31-19

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the S&P 500 Index, and SIC Code 3826 Index — Laboratory Analytical Instruments

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Mettler-Toledo	$100	$112	$138	$205	$187	$262
S&P 500 Index	$100	$101	$114	$138	$132	$174
SIC Code 3826 Index	$100	$111	$112	$154	$171	$234

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2019	93,860	$683.03	93,860	$1,485,563
November 1 to November 30, 2019	101,151	714.73	101,151	1,413,265
December 1 to December 31, 2019	105,034	760.12	105,034	1,333,424
Total	300,045	$720.70	300,045	$1,333,424
In November 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program which has $1.3 billion of remaining availability as of December 31, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 28.6 million common shares since the inception of the program in 2004 through December 31, 2019, at a total cost of $5.2 billion. During the years ended December 31, 2019 and 2018, we spent $775 million and $475 million on the repurchase of 1,094,648 shares and 802,809 shares at an average price per share of $707.97 and $591.65, respectively. We reissued 298,002 shares and 183,379 shares held in treasury for the exercise of stock options and restricted stock units during 2019 and 2018, respectively.

Item 6.	Selected Financial Data
The selected historical financial information set forth below as of and for the years then ended December 31 is derived from our consolidated financial statements. The financial information presented below, in thousands except share data, was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

	2019	2018	2017	2016	2015
Statement of Operations Data:
Net sales	$3,008,652	$2,935,586	$2,725,053	$2,508,257	$2,395,447
Cost of sales	1,267,441	1,251,208	1,149,302	1,070,525	1,040,510
Gross profit	1,741,211	1,684,378	1,575,751	1,437,732	1,354,937
Research and development	143,950	141,071	128,308	119,196	118,557
Selling, general, and administrative	819,183	812,802	794,861	745,358	717,022
Amortization	49,690	47,524	42,671	36,052	30,951
Interest expense	37,411	34,511	32,785	28,026	27,451
Restructuring charges(a)	15,760	18,420	12,772	6,235	11,148
Other charges (income), net(b)	(6,177)	(21,808)	(9,868)	(1,328)	(13,616)
Earnings before taxes	681,394	651,858	574,222	504,193	463,424
Provision for taxes(c)	120,285	139,247	198,250	119,823	110,604
Net earnings	$561,109	$512,611	$375,972	$384,370	$352,820
Basic earnings per common share:
Net earnings	$22.84	$20.33	$14.62	$14.49	$12.75
Weighted average number of common shares	24,567,609	25,215,674	25,713,575	26,517,768	27,680,918
Diluted earnings per common share:
Net earnings	$22.47	$19.88	$14.24	$14.22	$12.48
Weighted average number of common and common equivalent shares	24,974,457	25,781,324	26,393,783	27,023,905	28,269,615
Balance Sheet Data:
Cash and cash equivalents	$207,785	$178,110	$148,687	$158,674	$98,887
Working capital(d)(e)	203,218	182,987	188,040	169,569	152,721
Total assets(e)	2,789,321	2,618,847	2,549,805	2,166,777	1,959,335
Long-term debt(d)	1,235,350	985,021	960,170	875,056	575,138
Other non-current liabilities(e)(f)	333,412	260,511	301,452	204,957	194,552
Shareholders’ equity(g)	420,780	590,063	547,280	434,943	580,457
_________________________

(a)	Restructuring charges primarily relate to our global cost reduction programs. See Note 15 and Note 19 to the consolidated financial statements.

(b)
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income, and other items. Other charges (income), net for 2018 includes a one-time gain of $18.7 million associated with the settlement of the Biotix acquisition contingent consideration, as well as a one-time legal charge of $3 million. Other charges (income), net includes $1.7 million and $1.1 million of acquisition costs for 2017 and 2016, respectively. Other charges (income), net for 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility, while 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan.

(c)
Provision for taxes for 2019 includes a non-cash net benefit of $15.8 million related to the enactment of Swiss tax reform. Provision for taxes for 2018 and 2017 includes charges of $3.6 million and $72 million, respectively, for the enactment of the Tax Cuts and Jobs Act. Of this aggregate amount, $62 million is expected to be paid over a period of up to eight years beginning in 2018. See Note 14 to the consolidated financial statements.

(d)	Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt.

(e)
Includes a lease right-of-use asset of $87.3 million, a short-term lease liability of $27.6 million, and a long-term lease liability of $60.9 million in accordance with ASC 842 - Leases that went into effect on January 1, 2019.

(f)
Other non-current liabilities consist of pension and other post-retirement liabilities, the long-term taxes payable of $45 million and $48 million as of December 31, 2019 and 2018 related to the Tax Cuts and Jobs Act, plus certain other non-current liabilities. See Note 13 to the consolidated financial statements for pension and other post-retirement disclosures.

(g)	No dividends were paid during the five-year period ended December 31, 2019.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements.
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
Net sales in U.S. dollars increased 2% in 2019 and 8% in 2018. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 5% in 2019 and 6% in 2018. Net sales were reduced by 1% in 2019 related to a significant decline in food retailing as further explained below. Global market conditions were generally favorable during 2019 and we continue to benefit from our strong global leadership positions, diversified customer base, innovative product offering, investment in emerging markets, significant installed base, and the impact of our global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance and redirecting resources to our most promising growth opportunities, increased digitalization tools, and continuing to optimize our lead generation and lead nurturing processes. However, market conditions are uncertain and can also change quickly, particularly in emerging markets. The Wuhan Coronavirus, as further described on page 20, also creates uncertainties and risks and we expect our sales in China may decline during the first quarter 2020. Economic uncertainties also exist in certain regions of the world, including the potential impact from prolonged international trade/tariff disputes.

With respect to our end-user markets, we experienced increased results during 2019 versus the prior year in our laboratory-related markets, such as pharmaceutical and biotech customers, as well as the laboratories of chemical companies and food and beverage companies. Demand from these markets was favorable during 2019 and we benefited from our robust product portfolio and sales and marketing initiatives. The local currency increase in net sales of our laboratory-related products during 2019 included strong growth in most product categories.
Our industrial sales benefited in 2019 from our focus on the more attractive, faster-growing segments of the market and strong execution of our growth initiatives in each region. Emerging market economies, especially China, have historically been an important source of growth based upon the expansion of their domestic economies, and we expect this to be a continued source of future growth. Our core industrial-related products are also especially sensitive to changes in economic growth. We expect our industrial markets to continue to benefit from our customers' focus on brand protection, food safety, and productivity within our product inspection end-market. However, product inspection was impacted by a lack of global roll-outs in the last two years at our large packaged food customers.
Our food retailing sales decreased significantly during 2019 primarily due to unfavorable market conditions and the timing of project activity. Traditionally the spending levels in this sector have experienced more volatility than our other end markets due to the timing of customer project activity and new regulations.
In 2020, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. We aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, and leveraging our product offering to larger customers through key account management. While this initiative is broad-based, efforts to improve these processes include leveraging of big data analytics to identify, prioritize, and pursue growth opportunities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force guidance, training and effectiveness, cross-selling, increased segment marketing, and leads generation and nurturing activities. Over the past few years, we have also added field sales and service resources to pursue under-penetrated market opportunities and will look to continue to make investments to front-end resources in 2020. We have also added digitalization tools to gain efficiencies in our field sales force. In addition, our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world, and we continue to leverage big data analytics and invest in sales and marketing activities aimed at increasing the proportion of our installed base that is under service contract, or selling new products that replace old products in our installed base. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance.
Expanding Emerging Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 34% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets, and second, to leverage our low-cost manufacturing operations in China. We have more than a 30-year track record in China, and our sales in Asia have grown more than 13% on a compound annual growth basis in local currencies since 1999. Over the years, we have also broadened our product offering to the Asian markets. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, we experienced a 5% increase in emerging market local currency sales during 2019 versus the prior year, which included 9% local currency sales growth in China. Within China, we continue to redeploy resources and sales and marketing efforts to the faster-growing segments of pharma, food manufacturing, chemical, and environment. We believe the long-term growth of these segments will be favorably impacted by the Chinese government's emphasis on science, high-value industries, product quality, and food safety. We expect our laboratory and product inspection businesses will particularly benefit from these segments. We also continue to invest and add sales and marketing resources to pursue growth in under-penetrated emerging markets. However, emerging market sales can be volatile. While Chinese market conditions are currently favorable, there is uncertainty, including the potential impact of prolonged international trade disputes. The Chinese economy has historically been volatile and market conditions may change unfavorably due to various factors.
Extending Our Technology Lead. We continue to focus on product innovation. In the last three years, we spent approximately 5% of net sales on research and development. We seek to accelerate product replacement cycles, as well as improve our product offerings and their capabilities with additional integrated technologies and software which also support our pricing differentiation. In addition, we aim to create value for our customers by having an intimate knowledge of their processes via our significant installed product base.
Expanding Our Margins. We continue to strive to improve our margins by more effectively pricing our products and services and optimizing our cost structure. For example, sophisticated data analytic tools provide us new insights to further refine our price strategies and processes. We also focus on reallocating resources and better aligning our cost structure to support our investments in market penetration initiatives, higher-growth areas, and opportunities for margin improvement. We have also initiated various cost reduction programs over the past few years. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs, and have increased our focus on these programs with of our SternDrive initiative. SternDrive is our global operational excellence program for continuous improvement efforts within our supply chain, manufacturing, and back-office operations. Blue Ocean is also an important enabler of our various margin expansion initiatives. Our move to standardized business processes, systems, and data structures throughout our global organization provides greater data transparency and faster access to real-time data. Our cost leadership and productivity initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels, increasing our order to cash cycle and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue "bolt-on" acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences, product inspection, and process analytics as three key areas for acquisitions. For example, during 2017, we acquired the shares of Biotix, Inc., a U.S.-based manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market, for an initial cash payment of $105 million plus additional cash consideration of $10 million that was paid in the first quarter of 2019.
Results of Operations — Consolidated
Net sales
Net sales were $3.0 billion for the year ended December 31, 2019, compared to $2.9 billion in 2018 and $2.7 billion in 2017. This represents an increase of 2% in 2019 and 8% in 2018 in U.S. dollars and an increase of 5% and 6% in local currencies, respectively. Net sales were reduced by 1% in 2019 related to a significant decline in food retailing. The Biotix acquisition contributed approximately 1% to local currency sales in 2018. Global market conditions were favorable during 2019, and we continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field resources. However, we remain cautious due to uncertainty in the global macroeconomic environment. As previously mentioned, the Wuhan Coronavirus also creates uncertainties and risks and we expect our sales in China may decline during the first quarter of 2020.
In 2019, our net sales by geographic destination increased in U.S. dollars 5% in the Americas and 3% in Asia/Rest of World and decreased 2% in Europe. In local currencies, our net sales by geographic destination increased in 2019 by 6% in the Americas, 3% in Europe, and 6% in Asia/Rest of World. Net sales in the Americas was reduced by 2% related to a significant decline in food retailing sales primarily due to unfavorable market conditions and the timing of project activity. A discussion of sales by operating segment is included below.
As described in Note 3 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 2% in U.S. dollars and 4% in local currencies during 2019 and increased 8% and 6% in U.S. dollars and in local currencies in 2018. The Biotix acquisition contributed approximately 1% to our net sales of products during 2018. Service revenue (including spare parts) increased 4% in U.S. dollars and 7% in local currencies in 2019 and increased 8% and 6% in U.S. dollars and in local currencies in 2018.
Net sales of our laboratory products and services, which represented approximately 52% of our total net sales in 2019, increased 5% in U.S. dollars and 7% in local currencies during 2019. The local currency increase in net sales of our laboratory-related products during 2019 includes solid growth in most product categories, especially analytical instruments, process analytics, and pipettes.
Net sales of our industrial products and services, which represented approximately 41% of our total net sales in 2019, increased 2% in U.S. dollars and 4% in local currencies during 2019. The local currency increase in net sales of our industrial-related products during 2019 includes strong growth in core industrial products, and strong project activity in transportation and logistics.
Net sales of our food retailing products and services, which represented approximately 7% of our total net sales in 2019, decreased 11% in U.S. dollars and 8% in local currencies during 2019. The decline in food retailing is primarily due to unfavorable market conditions and the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 57.9% for 2019, compared to 57.4% for 2018 and 57.8% for 2017.
Gross profit as a percentage of net sales for products was 60.4% for 2019, compared to 60.3% for 2018 and 61.1% for 2017. Gross profit as a percentage of net sales for services (including spare parts) was 49.0% for 2019, compared to 47.0% for 2018 and 46.1% for 2017.
The increase in gross profit as a percentage of net sales for 2019 reflects favorable price realization and productivity, partially offset by tariff costs and initial costs associated with new product introductions.
In 2018, the U.S. government enacted tariffs on certain products imported from China. The tariffs became effective at various points during 2018 and the first half of 2019. We estimate the associated annualized cost increase is approximately $25 million (assuming a 25% tariff rate). We continue to implement various actions to mitigate the effect of these tariffs.

Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 4.8% for both 2019 and 2018, and 4.7% for 2017. Research and development expenses in U.S. dollars increased 2% in 2019 and 11% in 2018, and in local currencies increased 5% in 2019 and 9% in 2018, relating to increased project activity.
Selling, general, and administrative expenses as a percentage of net sales were 27.2% for 2019, compared to 27.7% for 2018 and 28.9% for 2017. Selling, general, and administrative expenses increased 1% in U.S. dollars and 3% in local currencies in 2019 and increased 2% and 1% in U.S. dollars and local currencies in 2018, respectively. The increase during 2019 includes investments in our field sales organization and growth initiatives, offset in part by benefits from our cost savings initiatives.
Amortization expense
Amortization expense was $49.7 million in 2019, compared to $47.5 million and $42.7 million in 2018 and 2017, respectively. The increase in amortization expense is primarily related to our investments in information technology, including the Company's Blue Ocean program.
Restructuring charges
During the past few years, we initiated various cost reduction measures. For the year ended December 31, 2019, we have incurred $15.8 million of restructuring expenses which primarily comprise employee-related costs. See Note 15 and Note 19 to our consolidated financial statements for a summary of restructuring activity during 2019.
Other charges (income), net
Other charges (income), net consisted of net income of $6.2 million, $21.8 million, and $9.9 million in 2019, 2018, and 2017, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $4.8 million, $6.2 million, and $4.0 million in 2019, 2018, and 2017, respectively. Other charges (income), net in 2018 also includes a one-time gain of $18.7 million associated with the settlement of the Biotix acquisition contingent consideration, as well as a one-time legal charge of $3 million. Other charges (income), net in 2017 includes $1.7 million of acquisition costs and a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility.
Interest expense and taxes
Interest expense was $37.4 million for 2019, compared to $34.5 million for 2018 and $32.8 million for 2017.
Our reported tax rate was 17.7% during 2019, compared to 21.4% and 34.5% during 2018 and 2017, respectively. The 2019 reported tax rate includes a net benefit of $15.8 million associated with Swiss tax reform described below. The 2018 and 2017 reported tax rates include charges of $3.6 million and $72 million, respectively, associated with the Tax Cuts and Jobs Act described below.
In May 2019, a public referendum was held in Switzerland that approved Swiss federal tax reform proposals previously approved by Swiss Parliament. Additional changes in Swiss cantonal law were enacted in October 2019. The changes in Swiss federal tax had an immaterial effect on our financial statements. We recognized a discrete non-cash net deferred tax benefit of $15.8 million as a result of the enactment of the cantonal law in the fourth quarter of 2019. A further description of Swiss tax reform is in Note 14 to our consolidated financial statements.

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
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 19 to our consolidated financial statements.
U.S. Operations (amounts in thousands)

	2019	2018	2017	Increase (Decrease) in % 2019 vs. 2018	Increase (Decrease) in % 2018 vs. 2017
Net sales	$1,171,909	$1,112,256	$1,043,942	5%	7%
Net sales to external customers	$1,057,115	$1,007,798	$944,825	5%	7%
Segment profit	$210,133	$161,615	$177,705	30%	(9)%
The 2019 increase of 5% in both total net sales and net sales to external customers includes particularly strong growth in laboratory-related products. We also experienced strong growth in core-industrial products, partially offset by a significant decline in food retailing primarily due to unfavorable market conditions and the timing of project activity which reduced total net sales and net sales to external customers by 2% in 2019.
Segment profit increased $48.5 million in our U.S. Operations segment during 2019, compared to a decrease of $16.1 million during 2018. The segment profit increase includes higher net sales volume and benefits from our margin expansion and facility consolidation initiatives, offset in part by investments in our sales and service organization and initial costs of new product introductions.
Swiss Operations (amounts in thousands)

	2019	2018	2017	Increase (Decrease) in % (1) 2019 vs. 2018	Increase (Decrease) in % (1) 2018 vs. 2017
Net sales	$797,177	$762,593	$697,008	5%	9%
Net sales to external customers	$139,499	$134,064	$133,925	4%	0%
Segment profit	$233,292	$202,027	$174,447	15%	16%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars increased 5% in 2019 and 9% in 2018, and in local currencies increased 6% in 2019 and 9% in 2018. Net sales to external customers increased 4% in U.S. dollars and 5% in local currencies in 2019, while net sales to external customers were flat in U.S. dollars and local currencies in 2018. Local currency net sales to external customers during 2019 includes strong growth in industrial-related products, especially product inspection.

Segment profit increased $31.3 million in our Swiss Operations segment during 2019, compared to an increase of $27.6 million during 2018. Segment profit includes benefits from our increased net sales volume and margin expansion and cost savings initiatives, offset in part by unfavorable foreign currency translation and higher research and development activity.
Western European Operations (amounts in thousands)

	2019	2018	2017	Increase (Decrease) in % (1) 2019 vs. 2018	Increase (Decrease) in % (1) 2018 vs. 2017
Net sales	$876,500	$895,783	$844,596	(2)%	6%
Net sales to external customers	$700,741	$718,788	$673,776	(3)%	7%
Segment profit	$123,845	$122,574	$123,841	1%	(1)%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars decreased 2% in 2019 and increased 6% in 2018, and in local currencies increased 3% and 2% in 2019 and 2018. Net sales to external customers in U.S. dollars decreased 3% in 2019 and increased 7% in 2018, and in local currencies increased 3% in both 2019 and 2018. The increase in local currency net sales to external customers during 2019 includes strong growth in most laboratory-related products categories and core industrial products offset in part by declines in product inspection and food retailing.
Segment profit increased $1.3 million in our Western European Operations segment during 2019, compared to a decrease of $1.3 million in 2018. Segment profit during 2019 includes higher net sales and benefits from our margin expansion initiatives, offset in part by increased research and development and sales and marketing investments, initial costs associated with new product introductions, and unfavorable currency translation.
Chinese Operations (amounts in thousands)

	2019	2018	2017	Increase (Decrease) in % (1) 2019 vs. 2018	Increase (Decrease) in % (1) 2018 vs. 2017
Net sales	$769,233	$767,561	$685,499	0%	12%
Net sales to external customers	$544,716	$525,109	$452,617	4%	16%
Segment profit	$266,522	$270,668	$231,860	(2)%	17%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Total net sales in U.S. dollars were flat in 2019 and increased 12% in 2018, and in local currencies increased 4% in 2019 and 10% in 2018. Net sales by origin to external customers in U.S. dollars increased 4% in 2019 and 16% in 2018, and in local currencies increased 8% in 2019 and 14% in 2018. The increase in net sales to external customers during 2019 reflects solid growth in laboratory and industrial-related products. While Chinese market conditions have been favorable, the Chinese economy has historically been volatile and market conditions may change unfavorably due to various factors. In particular, we expect our sales in China may decline during the first quarter of 2020 related to the Wuhan Coronavirus.
Segment profit decreased $4.1 million in our Chinese Operations segment during 2019, compared to an increase of $38.8 million in 2018. The decrease in segment profit during 2019 includes unfavorable foreign currency translation, increased sales and service investments, and higher research and development activity, offset in part by increased sales volume and benefits from our margin expansion initiatives.

Other (amounts in thousands)

	2019	2018	2017	Increase (Decrease) in % (1) 2019 vs. 2018	Increase (Decrease) in % (1) 2018 vs. 2017
Net sales	$572,471	$556,370	$527,844	3%	5%
Net sales to external customers	$566,581	$549,827	$519,910	3%	6%
Segment profit	$71,483	$78,317	$72,681	(9)%	8%

(1)	Represents U.S. dollar growth for net sales and segment profit.
Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries. Total net sales and net sales to external customers in U.S. dollars increased 3% in 2019 and 5% in 2018, and in local currencies increased 5% in both 2019 and 2018, respectively. Local currency growth in net sales to external customers included solid growth in most product categories.
Segment profit decreased $6.8 million in our Other segment during 2019, compared to an increase of $5.6 million during 2018. The decrease in segment profit during 2019 is primarily related to investments in field sales and service and unfavorable currency translation, offset in part by increased local currency net sales.
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
Cash provided by operating activities totaled $603.5 million in 2019, compared to $565.0 million in 2018 and $516.3 million in 2017. The increase in 2019 includes higher net earnings and lower cash incentive payments of $18 million, offset in part by the timing of working capital outflows.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $97.3 million in 2019, $142.7 million in 2018, and $127.4 million in 2017. The decrease in 2019 is primarily related to prior year investments in manufacturing facilities. We expect to make net investments in new manufacturing facilities of approximately $15 million to $20 million in 2020.
Cash flows used in financing activities during 2019 included share repurchases. As further described below, in accordance with our share repurchase plan, we repurchased 1,094,648 shares and 802,809 shares in the amount of $775 million and $475 million during 2019 and 2018, respectively.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. As further described in Note 4 of our consolidated financial statements, in the third quarter of 2017, we acquired all of the shares of Biotix, Inc., a U.S.-based manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market, for an initial cash payment of $105 million plus additional cash consideration of $10 million that was paid in the first quarter of 2019. We also recorded a one-time gain of $18.7 million during 2018 related to the settlement of the Biotix acquisition contingent consideration.
In 2019, 2018 and 2017 we also incurred additional acquisition payments totaling $2.0 million, $5.5 million, and $2.1 million, respectively.

As previously described, we also recorded charges of $3.6 million and $72 million in 2018 and 2017, respectively, for the estimated income tax effects of the Transition Tax associated with the Tax Cuts and Jobs Act of which $62 million is expected to be paid over a period of up to eight years. We plan to continue to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the only additional cost associated with the repatriation of such foreign earnings will be withholding taxes. All other undistributed earnings are considered to be permanently reinvested. We believe the ongoing tax impact associated with repatriating our undistributed foreign earnings will not have a material effect on our liquidity.
Senior Notes and Credit Facility Agreement
Our short-term borrowings and long-term debt consisted of the following at December 31, 2019:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
1.47% EUR 125 million fifteen-year Senior Notes due June 17, 2030	—	140,197	140,197
1.30% EUR 135 million fifteen-year Senior Notes due November 6, 2034	—	151,413	151,413
Senior Notes debt issuance costs, net	(1,161)	(1,098)	(2,259)
Total Senior Notes	423,839	290,512	714,351
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points(1)	435,072	85,927	520,999
Other local arrangements	1,056	54,812	55,868
Total debt	859,967	431,251	1,291,218
Less: current portion	(1,056)	(54,812)	(55,868)
Total long-term debt	$858,911	$376,439	$1,235,350
(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers from rating agencies that would accelerate the maturity dates of our debt.
We currently believe that cash flows from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.
Senior Notes
The Senior Notes listed above are senior unsecured obligations and interest is payable semi-annually. The Senior Notes each contain customary affirmative and negative covenants as further described in Note 10 of our consolidated financial statements. We were in compliance with our covenants at December 31, 2019.
We have designated the EUR 125 million 1.47% Euro Senior Notes and the EUR 135 million 1.30% Euro Senior Notes as a hedge of a portion of our net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). We recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $1.3 million and $6.7 million for the years ended December 31, 2019 and 2018, and an unrealized loss of $18.2 million for the year ended December 31, 2017, respectively. We have a loss of $1.5 million recorded in accumulated other comprehensive income (loss) as of December 31, 2019.
On January 24, 2020, we issued $50 million of fifteen year Senior Notes with a fixed interest rate of 3.19%, which will mature January 24, 2035. The terms of the Senior Notes are consistent with the previous Senior Notes as described in Note 10 of our consolidated financial statements. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
Credit Agreement
We have a $1.1 billion Credit Agreement (the “Credit Agreement”), which has $572.3 million of availability remaining as of December 31, 2019. The Credit Agreement is provided by a group of financial institutions and has a maturity date of June 15, 2023. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our consolidated leverage ratio, which was set at LIBOR plus 87.5 basis points as of June 15, 2018. We must also pay facility fees that are tied to our leverage ratio. The Credit Agreement contains covenants as further described in Note 10 of our consolidated financial statements, with which we were in compliance as of December 31, 2019.
Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2019 and, as such, are classified as short-term debt on our consolidated balance sheet.
Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short- and long-term debt	$1,293,477	$55,868	$50,000	$695,999	$491,610
Interest on debt	182,987	31,393	64,289	40,161	47,144
Non-cancelable operating leases	93,178	30,444	37,033	15,548	10,153
Pension and post-retirement funding(1)	26,000	26,000	—	—	—
Purchase obligations	95,565	65,795	17,146	12,624	—
Total(1)	$1,691,207	$209,500	$168,468	$764,332	$548,907

(1)
In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes (and transition tax liabilities of $45 million). However, we cannot determine the timing or the amounts for income taxes or the timing and amounts beyond 2020 for pension and post-retirement funding.

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
Share Repurchase Program
In November 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program which has $1.3 billion of remaining availability as of December 31, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 28.6 million common shares since the inception of the program in 2004 through December 31, 2019, at a total cost of $5.2 billion. During the years ended December 31, 2019 and 2018, we spent $775 million and $475 million on the repurchase of 1,094,648 shares and 802,809 shares at an average price per share of $707.97 and $591.65, respectively. We reissued 298,002 shares and 183,379 shares held in treasury for the exercise of stock options and restricted stock units during 2019 and 2018, respectively.
Off-Balance Sheet Arrangements
Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are particularly sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.6 million to $1.8 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.7 million to $1.9 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2019, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $22.8 million in the reported U.S. dollar value of our debt.

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
We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 6 to our consolidated financial statements. The fair value of these contracts was a net liability of $1.9 million at December 31, 2019. Based on our agreements outstanding at December 31, 2019, a 100-basis-point change in interest rates would result in a change in the net aggregate market value of these instruments of approximately $2.7 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
We have entered into certain cross currency swap agreements. The fair value of these contracts was a net liability of $4.7 million at December 31, 2019. Based on our agreements outstanding at December 31, 2019, a 100-basis-point change in interest rates and foreign currency exchange rates would result in an change in the net aggregate market value of these instruments by approximately $4.0 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to pensions and other post-retirement benefits, trade accounts receivable, inventories, intangible assets, income taxes, and revenue. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements.
Employee benefit plans
The net periodic pension cost for 2019 and projected benefit obligation as of December 31, 2019 were $2.1 million and $142.5 million, respectively, for our U.S. pension plan. The net periodic cost for 2019 and projected benefit obligation as of December 31, 2019 were $10.3 million and $961.3 million, respectively, for our international pension plans. The net periodic post-retirement benefit for 2019 and expected post-retirement benefit obligation as of December 31, 2019 for our U.S. post-retirement medical benefit plan were $0.6 million and $1.3 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2019, the weighted average return on assets assumption was 6.25% for the U.S. plan and 3.76% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $7.6 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2019, the weighted average discount rate assumption was 3.0% for the U.S. plan and 0.5% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $8.9 million after tax.
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
Trade accounts receivable
As of December 31, 2019, trade accounts receivable were $566.3 million, net of a $17.0 million allowance for doubtful accounts.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents our best estimate of probable credit losses in our existing trade accounts receivable. We determine the allowance based upon a review of both specific accounts for collection and the age of the accounts receivable portfolio.
Inventories
As of December 31, 2019, inventories were $274.3 million.
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
Goodwill and other intangible assets
As of December 31, 2019, our consolidated balance sheet included goodwill of $536.0 million and other intangible assets of $206.2 million.
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
Income taxes
Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on management's estimates of future taxable income and application of relevant income tax law. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the additional tax costs associated with the repatriation of such earnings will be non-U.S. withholding taxes, certain state taxes, and U.S. taxes on currency gains, if any. All other undistributed earnings are considered permanently reinvested.

The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $681.4 million for the year ended December 31, 2019, each increase of $6.8 million in tax expense would increase our effective tax rate by 1%.
Revenue recognition
Product revenue is recognized from contracts with customers when a customer has obtained control of a product. We consider control to have transferred based upon shipping terms. To the extent that our contracts have a separate performance obligation, revenue related to any post-shipment performance obligation is deferred until completed. Shipping and handling costs charged to customers are included in total net sales and the associated expense is a component of cost of sales. Certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the end-customer. Revenue is recognized on these distributor arrangements upon transfer of control to the distributor. Contracts do not contain variable pricing arrangements that are retrospective, except for rebate programs. Rebates are estimated based on expected sales volumes and offset against revenue at the time such revenue is recognized. We generally maintain the right to accept or reject a product return in our terms and conditions and also maintain appropriate accruals for outstanding credits. The provisions for estimated returns and rebates are immaterial to the consolidated financial statements.
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
Software is generally not considered a distinct performance obligation with the exception of a limited number of software applications. We generally do not sell software products without the related hardware instrument as the software is usually embedded in the product. Our products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products.
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
Leases
We consider an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. We have operating leases, but do not have material financing leases. As of December 31, 2019, our balance sheet included a right-of-use asset of $87.3 million, a short-term lease liability of $27.6 million, and a long-term lease liability of $60.9 million.
Operating lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the lease payments over the lease term.
The lease term reflects the noncancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the balance sheet. We apply our incremental borrowing rate assumption at the lease commencement date in determining the present value of lease payments as the information necessary to determine the rate implicit in the lease is not readily available. The incremental borrowing rate reflects similar terms by geographic location to the underlying leases. A change in the incremental borrowing rate assumption of 1% would impact the lease liability by approximately $2.6 million.
New Accounting Pronouncements
See Note 2 to the consolidated financial statements.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report, which covers our internal control over financial reporting, which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	53	President and Chief Executive Officer
Peter Aggersbjerg	51	Head of Divisions and Operations
Marc de La Guéronnière	56	Head of European and North American Market Organizations
Gerhard Keller	52	Head of Process Analytics
Christian Magloth	54	Head of Human Resources
Shawn P. Vadala	51	Chief Financial Officer
Olivier A. Filliol has been a director since January 2009. He has been President and Chief Executive Officer of the Company since January 1, 2008. Mr. Filliol served as Head of Global Sales, Service, and Marketing of the Company from April 2004 to December 2007 and Head of Process Analytics of the Company from June 1999 to December 2007. From June 1998 to June 1999, he served as General Manager of the Company’s North American checkweighing operations. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company, working in the Geneva, Paris, and Sydney offices.
Peter Aggersbjerg has been Head of Divisions and Operations beginning January 2020, and Head of Laboratory since January 2018. From February 2016 to December 2017, he served as the Head of our Laboratory Weighing strategic business unit. Prior to joining the Company, he served as the Global BU Head for Medela's Neonatal Care business and a member of its Group management. Prior to Medela, Mr. Aggersbjerg worked in various CEO roles in the healthcare, medical devices and industrial sector in Switzerland, Denmark, and the U.S.
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
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2020 Proxy Statement.

Item 11.	Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information —Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2020 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2019” is included within Note 12 to the financial statements.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2020 Proxy Statement is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2020 Proxy Statement is hereby incorporated by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Exhibits, Financial Statements, and Schedules:
1. Financial Statements. See Index to consolidated financial statements included on page F-1.
2. Financial Statement Schedule. See Schedule II, which is included on page S-1.
3. List of Exhibits. See Exhibit Index included on page E-1.

Item 16.	Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended By-laws of the Company, effective as of November 3, 2016(2)
4.3*	Description of Capital Stock
10.1	Credit Agreement among Mettler-Toledo International Inc. certain of its subsidiaries, JPMorgan Chase Bank, N.A. and certain other financial institutions, dated as of June 15, 2018(3)
10.11
Note Purchase Agreement dated as of October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York and Aviva Life, and Annuity Company Royal Neighbors of America(4)

10.12
Note Purchase Supplement dated July 29, 2013 by and among Mettler-Toledo International Inc., Aviva Life and Annuity Company and Teachers Insurance and Annuity Association of America to a Note Purchase Agreement dated October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and Aviva Life and Annuity Company Royal Neighbors of America(5)

10.13
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(6)

10.14
Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(7)

10.15
Note Purchase Agreement dated as of April 18, 2019 by and among Mettler-Toledo International Inc., Connecticut General Life Insurance Company, Life Insurance Company of North America, Cigna Health and Life Insurance Company, MetLife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, and Pensionskasse des Bundes PUBLICA(8)

10.16
Note Purchase Agreement dated as of November 6, 2019 by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse des Bundes PUBLICA, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, and The Lincoln National Life Insurance Company(9)

10.21†	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(10)
10.22†	Mettler-Toledo International Inc. 2013 Equity Incentive Plan(11)
10.23†	Form of Restricted Stock Unit Agreement(12)
10.24†	Form of Performance Share Unit Agreement(12)
10.25†	Performance Stock Option Agreement(12)
10.26†	Form of Stock Option Agreement Directors(12)
10.27†	Form of Stock Option Agreement CEO(12)
10.28†	Form of Stock Option Agreement NEOs(12)
10.31†	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(13)
10.32†	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(13)
10.50†*	Employment Agreement between Peter Aggersbjerg and Mettler-Toledo International Inc., dated as of November 8, 2019
10.51†	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(14)
10.53†	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(15)
10.54†	Employment Agreement between Michael Heidingsfelder and Mettler-Toledo International Inc., dated as of November 30, 2011(17)
10.55†	Employment Agreement between Simon Kirk and Mettler-Toledo International Inc., dated as of November 28, 2011(17)
10.56†	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(14)
10.57†	Employment Agreement between Gerhard Keller and Mettler-Toledo International Inc., dated as of April 27, 2018(16)
10.58†	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016(12)
10.59†	Form of Tax Equalization Agreement between Messrs. Filliol, Aggersbjerg, Keller, Kirkm and Magloth and Mettler-Toledo International Inc., dated October 10, 2007(11)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
_______________________________________

(1)	Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998

(2)	Incorporated by reference to the Company’s Report on Form 8-K dated November 8, 2016

(3)	Incorporated by reference to the Company’s Report on Form 8-K dated June 21, 2018

(4)	Incorporated by reference to the Company's Report on Form 8-K dated October 16, 2012

(5)	Incorporated by reference to the Company's Report on Form 8-K dated July 29, 2013

(6)	Incorporated by reference to the Company's Report on Form 8-K dated July 2, 2014

(7)	Incorporated by reference to the Company's Report on Form 8-K dated March 31, 2015

(8)	Incorporated by reference to the Company's Report on Form 8-K dated April 18, 2019

(9)	Incorporated by reference to the Company's Report on Form 8-K dated November 6, 2019

(10)	Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008

(11)	Incorporated by reference to the Company's Registration Statement on Form S-8 dated July 26, 2013 (Reg. No. 333-190181)

(12)	Incorporated by reference to the Company’s Report on Form 10-K dated February 2, 2017

(13)	Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009

(14)	Incorporated by reference to the Company's Report on Form 10-K dated February 16, 2011

(15)	Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007

(16)	Incorporated by reference to the Company's Report on Form 10-Q dated July 27, 2018

(17)	Incorporated by reference to the Company's Report on Form 10-K dated February 28, 2013

*	Filed herewith

†	Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 7, 2020

By:	/s/ Olivier A. Filliol
Olivier A. Filliol
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/ Olivier A. Filliol	President and Chief Executive Officer
Olivier A. Filliol

/s/ Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala

/s/ Olivier A. Filliol	Director
Olivier A. Filliol

/s/ Wah-Hui Chu	Director
Wah-Hui Chu

/s/ Domitille Doat-Le Bigot	Director
Domitille Doat-Le Bigot

/s/ Elisha Finney	Director
Elisha Finney

/s/ Richard Francis	Director
Richard Francis

/s/ Michael A. Kelly	Director
Michael A. Kelly

/s/ Thomas P. Salice	Director
Thomas P. Salice

/s/ Robert F. Spoerry	Director
Robert F. Spoerry

METTLER-TOLEDO INTERNATIONAL INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mettler-Toledo International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing on page S-1 (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Adoption of the Leases Accounting Standard

As described in Notes 2 and 17 to the consolidated financial statements, the Company adopted the new leases accounting standard effective January 1, 2019. Upon adoption, the Company recognized operating lease right-of-use assets of $92.7 million and corresponding operating lease liabilities of $93.5 million. Management’s assessment of the impact of the new lease accounting standard considered both the lease term and the present value of the lease payments, where (i) the lease term reflects the noncancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option, and (ii) the present value of the lease payments was determined by applying the Company’s incremental borrowing rate at the lease commencement date as the information necessary to determine the rate implicit in the lease was not readily available.

The principal considerations for our determination that performing procedures relating to the adoption of the leases accounting standard is a critical audit matter are there was significant judgment by management in determining the terms of the leases, including the evaluation of the certainty related to extending or terminating the leases, and the incremental borrowing rates. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the determination of the terms of the leases and incremental borrowing rates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the adoption of the leases accounting standard. These procedures also included, among others, evaluating the reasonableness of assumptions used by management, including the terms of the leases and incremental borrowing rates. Evaluating the reasonableness of management’s assumption relating to the terms of the leases involved evaluating a sample of contracts and assessing any extension or termination clauses, evaluating whether the lease terms determined by management were consistent with management’s plans or past experience, and whether management’s evaluation of the certainty related to extending or terminating the lease is consistent with evidence obtained in other areas of the audit. Evaluating the reasonableness of management’s assumption relating to the incremental borrowing rates involved evaluating the consistency with the rates of interest on similar debt arrangements.

Valuation of Deferred Taxes

As described in Notes 2 and 14 to the consolidated financial statements, the Company recorded deferred tax assets of $194.2 million, net of a valuation allowance of $50.9 million, as of December 31, 2019. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable income and application of relevant income tax law.

The principal considerations for our determination that performing procedures relating to the valuation of deferred taxes is a critical audit matter are there was significant judgment by management when assessing the ability to realize deferred tax assets, particularly as it relates to estimates of future taxable income and application of income tax law in relevant foreign jurisdictions. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to management’s assessment of the realizability of deferred tax assets, as it relates to estimates of future taxable income and application of income tax law.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of deferred taxes, including controls over estimates of future taxable income. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis. This included evaluating estimates of future taxable income, evaluating management's application of income tax law, and testing the completeness and accuracy of underlying data used in management’s assessment. Evaluating management’s estimates of future taxable income involved evaluating whether the estimates used by management were reasonable considering the current and past performance of the respective entity and whether the estimates were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 7, 2020

We have served as the Company’s auditor since 2005.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2019	2018	2017
Net sales
Products	$2,346,845	$2,300,075	$2,135,051
Service	661,807	635,511	590,002
Total net sales	3,008,652	2,935,586	2,725,053
Cost of sales
Products	929,669	914,086	831,355
Service	337,772	337,122	317,947
Gross profit	1,741,211	1,684,378	1,575,751
Research and development	143,950	141,071	128,308
Selling, general, and administrative	819,183	812,802	794,861
Amortization	49,690	47,524	42,671
Interest expense	37,411	34,511	32,785
Restructuring charges	15,760	18,420	12,772
Other charges (income), net	(6,177)	(21,808)	(9,868)
Earnings before taxes	681,394	651,858	574,222
Provision for taxes	120,285	139,247	198,250
Net earnings	$561,109	$512,611	$375,972

Basic earnings per common share:
Net earnings	$22.84	$20.33	$14.62
Weighted average number of common shares	24,567,609	25,215,674	25,713,575
Diluted earnings per common share:
Net earnings	$22.47	$19.88	$14.24
Weighted average number of common and common equivalent shares	24,974,457	25,781,324	26,393,783

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2019	2018	2017

Net earnings	$561,109	$512,611	$375,972

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,898	(32,573)	83,982
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	(1,063)	(658)	1,424
Effective portion of (gains) losses included in net earnings	(861)	2,441	(273)
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(32,699)	(23,326)	(10,378)
Plan amendments and prior service cost	430	(780)	12,056
Amortization of actuarial (gains) losses and plan amendments and prior service cost	12,144	14,366	14,873
Impact of foreign currency	(2,108)	3,522	(12,092)
Total other comprehensive income (loss), net of tax	(21,259)	(37,008)	89,592

Comprehensive income	$539,850	$475,603	$465,564

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$207,785	$178,110
Trade accounts receivable, less allowances of $17,009 in 2019 and $15,469 in 2018	566,256	535,528
Inventories	274,285	268,821
Other current assets and prepaid expenses	61,321	63,401
Total current assets	1,109,647	1,045,860
Property, plant, and equipment, net	748,657	717,526
Goodwill	535,979	534,780
Other intangible assets, net	206,242	217,308
Deferred tax assets, net	36,978	35,066
Other non-current assets	151,818	68,307
Total assets	$2,789,321	$2,618,847
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$185,592	$196,641
Accrued and other liabilities	166,118	156,449
Accrued compensation and related items	155,402	152,516
Deferred revenue and customer prepayments	122,489	105,381
Taxes payable	69,043	73,777
Short-term borrowings and current maturities of long-term debt	55,868	49,670
Total current liabilities	754,512	734,434
Long-term debt	1,235,350	985,021
Deferred tax liabilities, net	45,267	48,818
Other non-current liabilities	333,412	260,511
Total liabilities	2,368,541	2,028,784
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 24,125,317 and 24,921,963 shares at December 31, 2019 and 2018, respectively	448	448
Additional paid-in capital	783,871	764,717
Treasury stock at cost (20,660,694 and 19,864,048 shares at December 31, 2019 and 2018, respectively)	(4,539,154)	(3,814,604)
Retained earnings	4,499,288	3,941,916
Accumulated other comprehensive income (loss)	(323,673)	(302,414)
Total shareholders’ equity	420,780	590,063
Total liabilities and shareholders’ equity	$2,789,321	$2,618,847

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2016	26,020,234	$448	$730,556	$(3,006,771)	$3,065,708	$(354,998)	$434,943
Exercise of stock options and restricted stock units	270,413	—	—	38,586	(9,937)	—	28,649
Repurchases of common stock	(749,254)	—	—	(399,997)	—	—	(399,997)
Share-based compensation	—	—	16,582	—	—	—	16,582
Effect of accounting change	—	—	—	—	1,539	—	1,539
Net earnings	—	—	—	—	375,972	—	375,972
Other comprehensive income (loss), net of tax	—	—	—	—	—	89,592	89,592
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280
Exercise of stock options and restricted stock units	183,379	—	—	28,577	(3,977)	—	24,600
Repurchases of common stock	(802,809)	—	—	(474,999)	—	—	(474,999)
Share-based compensation	—	—	17,579	—	—	—	17,579
Net earnings	—	—	—	—	512,611	—	512,611
Other comprehensive income (loss), net of tax	—	—	—	—	—	(37,008)	(37,008)
Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	298,002	—	869	50,449	(3,737)	—	47,581
Repurchases of common stock	(1,094,648)	—	—	(774,999)	—	—	(774,999)
Share-based compensation	—	—	18,285	—	—	—	18,285
Net earnings	—	—	—	—	561,109	—	561,109
Other comprehensive income (loss), net of tax	—	—	—	—	—	(21,259)	(21,259)
Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2019	2018	2017
Cash flows from operating activities:
Net earnings	$561,109	$512,611	$375,972
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	38,991	37,167	33,458
Amortization	49,690	47,524	42,671
Deferred tax (benefit) provision	11,203	2,302	(2,745)
Share-based compensation	18,285	17,579	16,582
Swiss tax reform (Note 14)	(15,833)	—	—
U.S. tax reform charge (Note 14)	—	3,597	71,982
Acquisition gain (Note 4)	—	(18,674)	—
Other	133	(2,559)	(3,151)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(31,408)	(19,540)	(38,985)
Inventories	(4,603)	(21,195)	(13,680)
Other current assets	(335)	622	(6,251)
Trade accounts payable	(12,221)	33,671	11,885
Taxes payable	(6,176)	(1,528)	13,615
Accruals and other	(5,385)	(26,572)	14,972
Net cash provided by operating activities	603,450	565,005	516,325
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	1,422	8,190	11,973
Purchase of property, plant, and equipment	(97,341)	(142,726)	(127,426)
Acquisitions	(2,004)	(5,527)	(108,445)
Net hedging settlements on intercompany loans	(1,160)	1,119	6,554
Net cash used in investing activities	(99,083)	(138,944)	(217,344)
Cash flows from financing activities:
Proceeds from borrowings	1,435,081	940,615	1,244,195
Repayments of borrowings	(1,176,784)	(876,324)	(1,185,172)
Proceeds from exercise of stock options	47,581	24,600	28,649
Repurchases of common stock	(774,999)	(474,999)	(399,997)
Acquisition contingent consideration paid	(10,000)	—	—
Other financing activities	1,753	(1,914)	(7,205)
Net cash used in financing activities	(477,368)	(388,022)	(319,530)
Effect of exchange rate changes on cash and cash equivalents	2,676	(8,616)	10,562
Net increase (decrease) in cash and cash equivalents	29,675	29,423	(9,987)
Cash and cash equivalents:
Beginning of period	178,110	148,687	158,674
End of period	$207,785	$178,110	$148,687
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$37,499	$34,451	$33,333
Taxes	$129,347	$132,410	$109,730

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
Other intangible assets include indefinite-lived assets and assets subject to amortization. Where applicable, amortization is charged on a straight-line basis over the expected period to be benefited. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company assesses the initial acquisition of intangible assets in accordance with the provisions of ASC 805 - Business Combinations and the continued accounting for previously recognized intangible assets and goodwill in accordance with the provisions of ASC 350 - Intangible - Goodwill and Other and ASC 360 - Property, Plant, and Equipment.

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
Taxation
The Company files tax returns in each jurisdiction in which it operates. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is based on management's estimates of future taxable income and application of relevant income tax law.
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
Revenue Recognition
Product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred based upon shipping terms. To the extent

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

the Company’s contracts have a separate performance obligation, revenue related to any post-shipment performance obligation is deferred until completed. Shipping and handling costs charged to customers are included in total net sales and the associated expense is a component of cost of sales. Certain products are also sold through indirect distribution channels whereby the distributor assumes any further obligations to the end-customer. Revenue is recognized on these distributor arrangements upon transfer of control to the distributor. Contracts do not contain variable pricing arrangements that are retrospective, except for rebate programs. Rebates are estimated based on expected sales volumes and offset against revenue at the time such revenue is recognized. The Company generally maintains the right to accept or reject a product return in its terms and conditions and also maintains appropriate accruals for outstanding credits. The related provisions for estimated returns and rebates are immaterial to the consolidated financial statements.
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
Software is generally not considered a distinct performance obligation with the exception of a limited number of small software applications. The Company generally does not sell software products without the related hardware instrument as the software is embedded in the product. The Company’s products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products.
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
Leases
The Company considers an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. The Company has operating leases, but does not have material financing leases.
Operating lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the lease payments over the lease term. Lease payments include both lease and non-lease components for items or activities that transfer a good and service. Vehicle lease and non-lease components are separately accounted for based on stand-alone value. Real estate lease and non-lease components are accounted for as a single component. Operating lease right-of-use assets include initial direct costs, advanced lease payments, and lease incentives.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The lease term reflects the noncancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. The Company applies its incremental borrowing rate at the lease commencement date in determining the present value of lease payments as the information necessary to determine the rate implicit in the lease is not readily available. The incremental borrowing rate reflects similar terms by geographic location to the underlying leases. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 406,848, 565,650, and 680,208 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2019, 2018, and 2017, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 71,660, 63,019, and 9,824 shares of common stock for the years ended December 31, 2019, 2018, and 2017, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
Equity-Based Compensation
The Company applies the fair value methodology in accounting for its equity-based compensation plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Derivative Financial Instruments
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. As described more fully in Note 6, the Company primarily enters into foreign currency forward exchange contracts to economically hedge certain short-term intercompany balances involving its international businesses. Such contracts limit the Company’s exposure to currency fluctuations on the underlying hedged item. These contracts are adjusted to fair market value as of each balance sheet date, with the resulting changes in fair value being recognized in other charges (income), consistent with the underlying hedged item.
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
Recent Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-14: Compensation - Retirement Benefit which amends the current disclosure requirements for defined benefit pension plans and other post-retirement plans. The change in the disclosures will be applied retrospectively and become effective December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the benefit plan disclosures.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In August 2018, the FASB issued ASU 2018-15: Internal-Use Software which clarifies the accounting for implementation costs associated with cloud-computing internal-use software arrangements. The implementation costs should be capitalized and expensed over the service term, including options to extend, and recognized in selling, general, and administrative in the statement of operations. The guidance becomes effective January 1, 2020 and is applied on a prospective basis. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12: Income Taxes which removes certain exceptions to the general principles of ASC 740 related to intraperiod tax allocation exceptions, deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods. In addition, the ASU amends the interim guidance to clarify that all tax effects, both deferred and current, related to enactments of tax laws or rate changes should be accounted for in the interim period that includes the enactment date. The change is applied prospectively and becomes effective December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

3.	REVENUE
On January 1, 2018, the Company adopted ASC 606 - Revenue from Contracts with Customers and all the related amendments using the modified retrospective method, whereby the adoption did not impact any prior periods. The effect of adopting the new standard did not require any cumulative effect adjustment to retained earnings as of January 1, 2018. There was no impact to our consolidated statements of operations, balance sheet, or statement of cash flows as of and for the period ended December 31, 2018.
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows for the twelve months ended December 31:

Twelve months ended December 31, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$801,181	$110,390	$500,978	$495,579	$438,717	$2,346,845
Service Revenue:
Point in time	207,707	20,968	135,612	37,370	109,802	511,459
Over time	48,227	8,141	64,151	11,767	18,062	150,348
Total	$1,057,115	$139,499	$700,741	$544,716	$566,581	$3,008,652

Twelve months ended December 31, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$769,971	$106,400	$517,855	$475,025	$430,824	$2,300,075
Service Revenue:
Point in time	196,314	19,430	134,052	38,528	100,638	488,962
Over time	41,512	8,234	66,881	11,556	18,366	146,549
Total	$1,007,797	$134,064	$718,788	$525,109	$549,828	$2,935,586

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company's global revenue mix by product category is laboratory (52% of sales), industrial (41% of sales), and retail (7% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations, which is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company's sales by product category for the year ended December 31 follows:

	2019	2018
Laboratory	$1,578,625	$1,504,600
Industrial	1,233,970	1,211,362
Retail	196,057	219,624
Total net sales	$3,008,652	$2,935,586

A breakdown of net sales to external customers by geographic customer destination, net for the year ended December 31 follows:

	2019	2018
Americas	$1,165,847	$1,105,956
Europe	892,092	908,773
Asia/Rest of World	950,713	920,857
Total	$3,008,652	$2,935,586

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of December 31, 2019 and 2018 was $17.4 million and $12.4 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

	2019	2018
Beginning balances as of January 1	$105,381	$107,166
Customer pre-payments/deferred revenue	633,190	619,257
Revenue recognized	(615,957)	(618,002)
Foreign currency translation	(125)	(3,040)
Ending balance as of December 31	$122,489	$105,381

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
In September 2017, the Company acquired all of the shares of Biotix, Inc., a U.S.-based manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market. The initial cash payment was $105 million plus an initial contingent consideration obligation with an estimated fair value at the acquisition date of $30.7 million. The contingent consideration was initially determined using a Monte Carlo simulation based on a forecast of future results. The Company settled the obligation for cash consideration of $10 million (that was paid in the first quarter of 2019) and the release of certain indemnifications that resulted in a one-time gain of $18.7 million in 2018. Goodwill recorded in connection with the acquisition totaled $51.7 million, which is included in the Company's U.S. Operations segment. Identified intangible finite-life assets acquired include customer relationships of $49.5 million, technology and patents of $8.0 million, indefinite-life tradenames of $7.1 million, and other intangibles of $0.6 million. The identifiable finite-life intangible assets will be amortized on a straight-line basis over periods ranging from 5 to 18 years and the annual aggregate amortization expense is estimated at $3.7 million. Net tangible assets acquired were $18.8 million and recorded at fair value in the consolidated financial statements.
In 2017, the Company also incurred cumulative additional acquisition payments totaling $3.8 million. The Company recorded $3.1 million of identified intangibles primarily pertaining to technology and patents in connection with these acquisitions, which will be amortized on a straight-line basis over 12 years. Goodwill recorded in connection with these acquisitions totaled $0.3 million.

5.    INVENTORIES
Inventory consisted of the following at December 31:

	2019	2018
Raw materials and parts	$129,294	$122,945
Work-in-progress	43,202	47,098
Finished goods	101,789	98,778
Total inventory	$274,285	$268,821

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

6.    FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2019, the interest payments associated with 79% of the Company's debt are fixed obligations. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreement and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portion of the cash flow hedges, also see Note 7 and Note 11 to the consolidated financial statements. As also mentioned in Note 10, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary.
Cash Flow Hedges
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payment, excluding the credit spread, to a fixed Swiss franc income of 0.82%. The swap began in June 2019 and matures in June 2023.
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payment, excluding the credit spread, to a fixed Swiss franc income of 0.95%. The swap began in June 2019 and matures in June 2021.
In February 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payment, excluding the credit spread, to a fixed Swiss franc income of 0.78%. The swap began in February 2019 and matures in June 2021.
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
In 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company's credit agreement to a fixed obligation of 2.25% which began in
February 2017 and matures in February 2022.
In 2013, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million in borrowings under the Company's credit agreement to a fixed obligation of 2.52% beginning in October 2015 and maturing in October 2020.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2019 and 2018 and are disclosed in Note 7 to the consolidated financial statements. A derivative gain of $2.7 million based upon interest rates at December 31, 2019 is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. Through December 31, 2019, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
Other Derivatives
The Company primarily enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2019 and 2018, as disclosed in Note 7 to the consolidated financial statements. The Company recognized in other charges (income) a net loss of $3.7 million and $1.2 million and a net gain of $9.4 million during the years ended December 31, 2019, 2018, and 2017 respectively, which offset the related net transaction gains (losses) associated with these contracts. At December 31, 2019 and 2018, these contracts had a notional value of $494.6 million and $436.7 million, respectively.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

7.    FAIR VALUE MEASUREMENTS
At December 31, 2019 and 2018, the Company had derivative assets totaling $1.6 million and $3.2 million, respectively, and derivative liabilities totaling $9.0 million and $1.1 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair value of the interest rate swap agreements, the cross-currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2019 and 2018.
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
The following table presents the Company's assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at December 31, 2019 and 2018. The Company does not have any assets or liabilities that are categorized as Level 1 or Level 3.

	2019	2018	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$1,568	$1,534	Other current assets and prepaid expenses
Cash Flow Hedges:
Interest rate swap agreements	—	545	Other non-current assets
Cross currency swap agreements	—	1,154	Other current assets and prepaid expenses
Total derivative assets	$1,568	$3,233

Foreign currency forward contracts not designated as hedging instruments	$2,392	$1,059	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	371	—	Accrued and other liabilities
Interest rate swap agreements	1,548	27	Other non-current liabilities
Cross currency swap agreements	4,706	—	Other non-current liabilities
Total derivative liabilities	$9,017	$1,086

The Company had $8.2 million and $9.0 million of Level 2 cash equivalents at December 31, 2019 and 2018, respectively, the fair value of which is determined through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt exceeds the carrying value by approximately $24.4 million as of December 31, 2019. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs and primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.

8.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2019	2018
Land	$58,047	$58,072
Building and leasehold improvements	326,743	317,636
Machinery and equipment	413,411	386,504
Computer software	514,400	470,976
Property, plant, and equipment, gross	1,312,601	1,233,188
Less accumulated depreciation and amortization	(563,944)	(515,662)
Property, plant, and equipment, net	$748,657	$717,526

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2019	2018
Balance at beginning of year	$534,780	$539,838
Goodwill acquired	—	558
Foreign currency translation	1,199	(5,616)
Balance at year end	$535,979	$534,780

Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that there had been no impairment of these assets through December 31, 2019. The Company identified no triggering events or other circumstances which indicated the carrying amount of goodwill or intangible assets may not be recoverable.
The components of other intangible assets as of December 31 are as follows:

	2019			2018
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$197,764	$(58,851)	$138,913	$197,942	$(49,887)	$148,055
Proven technology and patents	75,170	(46,532)	28,638	73,880	(42,750)	31,130
Tradenames (finite life)	4,594	(3,124)	1,470	4,504	(2,874)	1,630
Tradenames (indefinite life)	35,474	—	35,474	35,500	—	35,500
Other	5,462	(3,715)	1,747	3,684	(2,691)	993
	$318,464	$(112,222)	$206,242	$315,510	$(98,202)	$217,308

The Company recognized amortization expense associated with the above intangible assets of $15.1 million, $14.3 million, and $11.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $15.5 million for 2020, $14.3 million for 2021, $12.8 million for 2022, $13.5 million for 2023, and $11.8 million for 2024. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $14.3 million, $10.8 million after tax, $13.3 million, $10.0 million after tax, and $10.9 million, $7.1 million after tax, for the years ended December 31, 2019, 2018, and 2017, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software, which is included in Property, Plant and Equipment in Note 8, of $34.4 million, $33.0 million, and $31.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

10.    DEBT
Debt consisted of the following at December 31:

	2019	2018
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—
1.47% EUR 125 million fifteen-year Senior Notes due June 17, 2030	140,197	143,053
1.30% EUR 135 million fifteen-year Senior Notes due November 6, 2034	151,413	—
Senior Notes debt issuance costs, net	(2,259)	(1,234)
Total Senior Notes	714,351	491,819
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points(1)	520,999	493,202
Other local arrangements	55,868	49,670
Total debt	1,291,218	1,034,691
Less: current portion	(55,868)	(49,670)
Total long-term debt	$1,235,350	$985,021

(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
The Company's weighted average interest rate was 3.3% for the years ended December 31, 2019 and 2018.
Senior Notes
The Senior Notes listed above are senior unsecured obligations of the Company and interest is payable semi-annually. The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to: 100% of the principal amount thereof; plus accrued and unpaid interests; and in some instances a “make whole” prepayment premium. The Euro Senior Notes, if prepaid, may also include a swap related currency loss. The Senior Notes each contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The agreements also require the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2019.
Total issuance costs of approximately $3.4 million have been incurred by the Company related to the Senior Notes mentioned above and are being amortized to interest expense over the various term.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes and the EUR 135 million 1.30% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $1.3 million and $6.7 million for the years ended December 31, 2019 and 2018, and an unrealized loss of

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

$18.2 million for the year ended December 31, 2017, respectively. The Company has a loss of $1.5 million recorded in accumulated other comprehensive income (loss) as of December 31, 2019.
On January 24, 2020, the Company issued $50 million fifteen-year Senior Notes with a fixed interest rate of 3.19%, which will mature January 24, 2035. The terms of the Senior Notes are consistent with the previous Senior Notes as described above. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
Credit Agreement
The Company has a $1.1 billion Credit Agreement (the “Credit Agreement”), which has $572.3 million of availability remaining as of December 31, 2019. The Credit Agreement is provided by a group of financial institutions and has a maturity date of June 15, 2023. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was set at LIBOR plus 87.5 basis points as of June 15, 2018. The Company must also pay facility fees that are tied to its leverage ratio. The Company is required to maintain a ratio of funded debt to consolidated EBITDA of 3.5 to 1.0 or less and an interest coverage ratio of 3.5 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company was in compliance with its covenants as of December 31, 2019. The Company capitalized $2.0 million in financing fees in other long-term assets during 2018 associated with the Credit Agreement which will be amortized to interest expense through 2023.
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
11.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2019, 2,954,812 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.

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
Share Repurchase Program
In November 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program which has $1.3 billion of remaining availability as of December 31, 2019. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 28.6 million common shares since the inception of the program in 2004 through December 31, 2019, at a total cost of $5.2 billion. During the years ended December 31, 2019, 2018 and 2017 the Company spent $775 million, $475 million and $400 million on the repurchase of 1,094,648 shares, 802,809 shares and 749,254 shares at an average price per share of $707.97, $591.65, and $533.84 respectively. The Company reissued 298,002 shares, 183,379 shares and 270,413 shares held in treasury for the exercise of stock options and restricted stock units during 2019, 2018 and 2017 respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2019, 2018 and 2017:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2016	$(115,322)	$(2,232)	$(237,444)	$(354,998)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	1,678	1,678
Net unrealized gains (loss) on cash flow hedging arrangements	—	1,424	—	1,424
Foreign currency translation adjustment	83,982		(12,092)	71,890
Amounts recognized from accumulated other comprehensive income (loss), net of tax		(273)	14,873	14,600
Net change in other comprehensive income (loss), net of tax	83,982	1,151	4,459	89,592
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	(24,106)	(24,106)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(658)	—	(658)
Foreign currency translation adjustment	(32,573)	—	3,522	(29,051)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	2,441	14,366	16,807
Net change in other comprehensive income (loss), net of tax	(32,573)	1,783	(6,218)	(37,008)
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	(32,269)	(32,269)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(1,063)	—	(1,063)
Foreign currency translation adjustment	2,898	—	(2,108)	790
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(861)	12,144	11,283
Net change in other comprehensive income (loss), net of tax	2,898	(1,924)	(22,233)	(21,259)
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$109	$539	$1,679	Interest expense
Cross currency swap	(1,022)	2,212	(1,416)	(a)
Total before taxes	(913)	2,751	263
Provision for taxes	(52)	310	536	Provision for taxes
Total, net of taxes	$(861)	$2,441	$(273)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$15,467	$18,756	$20,137	(b)
Provision for taxes	3,323	4,390	5,264	Provision for taxes
Total, net of taxes	$12,144	$14,366	$14,873

(a)
The cross currency swap reflects an unrealized loss of $3.6 million and $0.8 million and an unrealized gain of $0.2 million recorded in other charges (income) during the years ended December 31, 2019, 2018 and 2017, respectively, that was offset by the underlying unrealized gain and loss on the hedged debt. The cross currency swap also reflects a realized gain of $4.6 million, $3.0 million and $1.2 million recorded in interest expense during the years ended December 31, 2019, 2018 and 2017, respectively.

(b)	These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 13 for additional details.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2018 through December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	847,830	$260.88	$264.0
Granted	42,676	720.81
Exercised	(280,383)	169.70
Forfeited	(1,408)	661.92
Outstanding at December 31, 2019	608,715	334.20	279.5
Options exercisable at December 31, 2019	458,803	$259.02	$245.1

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2019 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

184,729	$158.97	2.3	184,729
145,927	$254.61	4.4	145,927
153,226	$354.45	6.3	100,952
124,833	$661.68	8.9	27,195
608,715		5.2	458,803

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2019, 2018, and 2017 was $196.4, $189.78, and $206.56, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2019	2018	2017
Risk-free interest rate	1.74%	3.09%	2.00%
Expected life in years	6.0	5.9	5.8
Expected volatility	24%	26%	28%
Expected dividend yield	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was approximately $146.6 million, $74.3 million, and $105.6 million, respectively.
The compensation expense for options recognized during the years ended December 31, 2019, 2018 and 2017 was $8.0 million, $8.4 million, and $8.9 million, respectively.
During the fourth quarter of 2016, the Company granted 12,678 performance-based options, with a grant-date fair value of $1.5 million. Compensation expense is recognized over the five-year vesting provisions based upon the probability of the performance condition being met.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2018 through December 31, 2019:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2018	49,252	$27.8	12,814	$7.2
Granted	11,750		4,505
Vested	(16,948)		—
Forfeited	(3,069)		(136)
Outstanding at December 31, 2019	40,985	$32.5	17,183	$13.6

The weighted average grant-date fair value of the restricted stock units granted during years ended 2019, 2018, and 2017 was $720.81, $595.31. and $671.60 per unit, respectively, which primarily vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant was $8.9 million for 2019, $9.6 million for 2018 and $8.7 million for 2017 and will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2019, 2018, and 2017 was approximately $7.0 million, $7.2 million, and $6.8 million, respectively. Approximately $7.1 million, $6.8 million and $6.5 million of compensation expense was recognized during the years ended December 31, 2019, 2018 and 2017 respectively.
The Company granted performance share units with a market condition during 2019, 2018, and 2017, respectively. Grantees of performance share units will be eligible to receive shares of the Company's common stock depending upon the Company's total shareholder return relative to the performance of companies in the S&P 500 Healthcare and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero to 200% of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. During 2019 the market conditions for the 2016 performance share units were met and will vest in the first quarter 2020 with a payout of 146%. Performance share unit awards were valued using a Monte Carlo simulation based on the following assumptions:

	2019	2018	2017
Risk-free interest rate	1.69%	3.03%	1.73%
Expected life in years	3	3	3
Expected volatility	24%	26%	28%
Expected dividend yield	—	—	—

As of the date granted, the fair value of the performance share units granted was $803.26 for 2019, $733.35 for 2018, and $844.39 for 2017, respectively. The total fair value of the performance share units on the date of the grant was $3.6 million for both 2019 and 2018, and $3.0 million for 2017 and will be recorded as compensation expense on a straight-line basis over the three-year performance period.
At December 31, 2019, a total of 2,104,875 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.
As of December 31, 2019, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units, and performance share units was $52.1 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

13.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $18.8 million, $18.9 million, and $17.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees’ compensation for certain periods during the last years of employment. Prior to 2002, the Company’s U.S. operations also provided post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.
The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2019 and 2018:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$130,202	$142,571	$864,095	$918,478	$2,186	$2,673	$996,483	$1,063,722
Service cost, gross	1,063	1,090	30,665	30,721	—	—	31,728	31,811
Interest cost	4,585	4,242	10,192	8,630	64	66	14,841	12,938
Actuarial losses (gains)	14,449	(10,019)	84,262	(40,469)	(129)	(167)	98,582	(50,655)
Plan amendments and other	—	—	—	974	(576)	(8)	(576)	966
Benefits paid	(7,849)	(7,682)	(38,181)	(36,379)	(250)	(378)	(46,280)	(44,439)
Impact of foreign currency	—	—	10,230	(17,860)	—	—	10,230	(17,860)
Benefit obligation at end of year	$142,450	$130,202	$961,263	$864,095	$1,295	$2,186	$1,105,008	$996,483
Change in plan assets:
Fair value of plan assets at beginning of year	$95,541	$111,567	$767,410	$808,215	$—	$—	$862,951	$919,782
Actual return on plan assets	15,037	(8,419)	76,732	(34,102)	—	—	91,769	(42,521)
Employer contributions	83	75	25,323	26,032	250	227	25,656	26,334
Plan participants’ contributions	—	—	15,130	15,176	—	151	15,130	15,327
Benefits paid	(7,849)	(7,682)	(38,181)	(36,379)	(250)	(378)	(46,280)	(44,439)
Impact of foreign currency and other	—	—	15,548	(11,532)	—	—	15,548	(11,532)
Fair value of plan assets at end of year	$102,812	$95,541	$861,962	$767,410	$—	$—	$964,774	$862,951
Funded status	$(39,638)	$(34,661)	$(99,301)	$(96,685)	$(1,295)	$(2,186)	$(140,234)	$(133,532)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Other non-current assets	$—	$—	$44,536	$46,014	$—	$—	$44,536	$46,014
Accrued and other liabilities	(126)	(110)	(5,023)	(4,884)	(239)	(431)	(5,388)	(5,425)
Pension and other post-retirement liabilities	(39,512)	(34,551)	(138,813)	(137,815)	(1,057)	(1,755)	(179,382)	(174,121)
Accumulated other comprehensive loss (income)	64,269	61,344	286,370	260,820	(924)	(910)	349,715	321,254
Total	$24,631	$26,683	$187,070	$164,135	$(2,220)	$(3,096)	$209,481	$187,722

The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2019 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Plan amendments and prior service cost	$—	$(15,925)	$(576)	$(16,501)	$(13,041)
Actuarial losses (gains)	64,269	302,295	(348)	366,216	283,444
Total	$64,269	$286,370	$(924)	$349,715	$270,403

The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2019:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$5,299	$36,692	$(129)	$41,862	$32,699
Plan amendment	—	—	(576)	(576)	(430)
Amortization of:
Actuarial (losses) gains	(2,374)	(20,505)	691	(22,188)	(17,594)
Plan amendments and prior service cost	—	6,721	—	6,721	5,450
Impact of foreign currency	—	2,642	—	2,642	2,108
Total	$2,925	$25,550	$(14)	$28,461	$22,233

The accumulated benefit obligations at December 31, 2019 and 2018 were $142.5 million and $130.2 million, respectively, for the U.S. defined benefit pension plan and $812.0 million and $731.4 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2019 were $195.3 million, $184.4 million, and $51.5 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.		Non-U.S.
	2019	2018	2019	2018
Discount rate	3.03%	4.11%	0.51%	1.22%
Compensation increase rate	n/a	n/a	0.86%	0.87%
Expected long-term rate of return on plan assets	6.25%	6.50%	3.76%	3.84%

The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2019	2018	2017	2019	2018	2017
Discount rate	4.11%	3.49%	3.97%	1.22%	0.97%	0.98%
Compensation increase rate	n/a	n/a	n/a	0.87%	0.87%	0.85%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.75%	3.84%	3.86%	4.09%

Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan include the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost, net	$1,063	$1,090	$565	$15,534	$15,545	$16,341	$—	$—	$—	$16,597	$16,635	$16,906
Interest cost on projected benefit obligations	4,585	4,242	4,374	10,192	8,630	8,511	64	66	70	14,841	12,938	12,955
Expected return on plan assets	(5,887)	(6,929)	(6,737)	(29,162)	(31,005)	(30,349)	—	—	—	(35,049)	(37,934)	(37,086)
Recognition of actuarial losses/(gains) and prior service costs	2,374	5,804	6,556	13,784	14,575	16,247	(691)	(1,623)	(2,674)	15,467	18,756	20,129
Net periodic pension cost / (benefit)	$2,135	$4,207	$4,758	$10,348	$7,745	$10,750	$(627)	$(1,557)	$(2,604)	$11,856	$10,395	$12,904

The amounts remaining in accumulated other comprehensive income (loss) that are expected to be recognized as a component of net periodic pension cost during 2020 are as follows:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total
Plan amendments and prior service costs	$—	$(6,904)	$(75)	$(6,979)
Actuarial losses (gains)	2,578	22,694	(28)	25,244
Total	$2,578	$15,790	$(103)	$18,265

The projected post-retirement benefit obligation was principally determined using discount rates of 2.54% in 2019 and 2.65% in 2018. Net periodic post-retirement benefit cost was principally determined using discount rates of 3.75% in 2019, 3.15% in 2018, and 3.41% in 2017. The health care cost trend rate was 6.2% in 2019, 6.4% in 2018, and 7.0% in 2017, decreasing to 4.50% in 2027. A one-percentage-point change in health care cost trend rates would have an immaterial impact on total service and interest cost components and the post-retirement benefit obligation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 40-60% in equity securities, 13-33% in fixed income securities, and 15-25% in other types of investments. International plan assets relate primarily to the Company’s Swiss plan with target allocations of 24-45% in equities, 35-55% in fixed income securities, and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.
The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP is generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.
The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2019				December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$104,144	$—	$—	$104,144	$111,484	$—	$—	$111,484
Equity Securities:
Mettler-Toledo Stock	2,620	—	—	2,620	2,436	—	—	2,436
Equity Mutual Funds:
U.S.(1)	7,245	29,885	—	37,130	4,989	22,569	—	27,558
International(2)	62,569	53,188	—	115,757	68,544	45,892	—	114,436
Emerging Markets(3)	110,972	822	—	111,794	95,146	692	—	95,838
Fixed Income Securities:
Corporate/Government Bonds(4)	84,020	—	—	84,020	71,644	—	—	71,644
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	37,459	1,486	38,945	—	22,852	1,461	24,313
Core Bond(6)	116,629	61,960	—	178,589	95,493	54,448	—	149,941
Real Asset Mutual Funds:
Real Estate(7)	95,580	14,185	—	109,765	83,879	13,838	—	97,717
Commodities(8)	47,697	—	—	47,697	40,267	—	—	40,267
Other Types of Investments:
Debt Securities (9)	39,275	—	—	39,275	38,616	—	—	38,616
Global Allocation Funds(10)	12,269	—	—	12,269	11,195	10,562	—	21,757
Insurance Linked Securities(11)	18,434	—	—	18,434	18,664	—	—	18,664
Total assets in fair value hierarchy	$701,454	$197,499	$1,486	$900,439	$642,357	$170,853	$1,461	$814,671
Investments measured at net asset value:
International(2)				3,288				2,792
Emerging Markets (3)				6,650				4,889
Multi-Strategy Fund of Hedge Funds (12)				54,397				40,599
Total pension assets at fair value				$964,774				$862,951

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

The fair value of the Company’s stock and corporate and government bonds are valued at the year-end closing price as reported on the securities exchange on which they are traded. Mutual funds are valued at the exchange-listed year-end closing price or at the net asset value of shares held by the fund at the end of the year. Insurance contracts are valued by discounting the related cash flows using a current year-end market rate or at cash surrender value, which is presumed to equal fair value. Funds of hedge funds are valued at the net asset value of shares held by the fund at the end of the year.
The following table presents a roll-forward of activity for the years ended December 31, 2019 and 2018 for Level 3 asset categories:

Insurance Contracts
Balance at December 31, 2017	$1,514
Actual return on plan assets related to assets held at end of year	14
Sales	(85)
Purchases	82
Impact of foreign currency	(64)
Balance at December 31, 2018	$1,461
Actual return on plan assets related to assets held at end of year	14
Sales	(54)
Purchases	83
Impact of foreign currency	(18)
Balance at December 31, 2019	$1,486

There were no transfers between any asset levels during the years ended December 31, 2019 and 2018.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy	Total
2020	$8,247	$44,024	$239	$52,510
2021	8,427	45,587	191	54,205
2022	8,549	44,554	146	53,249
2023	8,700	45,206	120	54,026
2024	8,776	46,141	106	55,023
2025-2029	43,317	224,446	371	268,134

In 2020, the Company expects to make employer pension contributions of approximately $25.6 million to its non-U.S. pension plan and employer contributions of approximately $0.2 million to its U.S. post-retirement medical plan.

14.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2019	2018	2017
United States	$102,262	$60,043	$45,105
Non-United States	579,132	591,815	529,117
Earnings before taxes	$681,394	$651,858	$574,222

The provision for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2019:
United States federal	$3,033	$(2,622)	$411
United States state and local	(996)	(1,950)	(2,946)
Non-United States	122,878	(58)	122,820
Total	$124,915	$(4,630)	$120,285
Year ended December 31, 2018:
United States federal	$3,422	$(4,699)	$(1,277)
United States state and local	5,073	(161)	4,912
Non-United States	128,450	7,162	135,612
Total	$136,945	$2,302	$139,247
Year ended December 31, 2017:
United States federal	$55,660	$10,173	$65,833
United States state and local	361	3,471	3,832
Non-United States	144,974	(16,389)	128,585
Total	$200,995	$(2,745)	$198,250

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The provision for tax expense differed from the amounts computed by applying the United States federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to earnings before taxes as a result of the following:

	2019	2018	2017
Expected tax	$143,092	$136,890	$200,978
United States state and local income taxes, net of federal income tax benefit	499	2,787	376
Net effect of Swiss tax reform (see below)	(15,833)	—	—
Net effect of U.S. tax reform (see below)	—	3,597	71,982
Non-United States income taxes at other than U.S. federal rate	18,546	12,710	(43,691)
Excess tax benefits from stock option exercises	(28,279)	(13,836)	(35,171)
Effect of Biotix contingent consideration settlement	—	(4,394)	—
Other, net	2,260	1,493	3,776
Total provision for taxes	$120,285	$139,247	$198,250

The Company's reported effective tax rate was 17.7% in 2019, 21.4% in 2018, and 34.5% in 2017.
As discussed below, the provision for income taxes included a net benefit of $15.8 million in 2019 related to Swiss tax reform, and charges of $3.6 million in 2018 and $72 million in 2017 related to the Tax Cuts and Jobs Act (the "Act"), which had the effect of reducing the Company's effective tax rate by 2.3% in 2019, and increased the Company's effective rate by 0.6% and 12.5% in 2018 and 2017, respectively. The 2018 effective tax rate also included a benefit of 0.7% associated with the one-time gain related to the settlement of the Biotix contingent consideration.
In May 2019, a public referendum was held in Switzerland that approved Swiss federal tax reform proposals previously approved by Swiss Parliament. Additional changes in Swiss cantonal law, changes were enacted in October 2019 (collectively "Swiss Tax Reform"). The changes in Swiss federal tax had an immaterial effect on our financial statements. As a result of the enactment of the cantonal law the Company recognized a deferred tax asset of $48.1 million less a valuation allowance of $31.9 million in the fourth quarter of 2019. The amount primarily related to deferred benefits associated with an allowed step-up of intangible assets for tax purposes. The rate impact of Swiss Tax Reform is effective January 1, 2020 and is not expected to have a material impact on the Company's consolidated effective tax rate.
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
The Company recorded charges of $3.6 million in 2018 and $72 million in 2017 relating to the Act. Of these amounts, $62 million is expected to be payable over a period of up to eight years of which $46 million is included as a component of other non-current liabilities, $8 million is included in deferred tax liabilities, $4 million is included in taxes payable, and approximately $8 million has been paid. The components of the Company's charges included:

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

The Company's accounting for the above items was based upon reasonable estimates of the tax effects of the Act, and its evaluation of regulatory guidance. During the fourth quarter of 2018, additional regulatory guidance was issued which clarified, among other things, the definition of cash equivalents used in the computation of the transition tax. As a result, the Company recorded a charge of $3.6 million during the year ended December 31, 2018 that primarily related to an increase in the Transition Tax obligation. The increased Transition Tax is payable over a period of eight years beginning in 2018.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2019	2018
Deferred tax assets:
Inventory	$15,756	$15,078
Lease liability, accrued and other liabilities	85,590	65,879
Accrued post-retirement benefit and pension costs	53,078	50,496
Net operating loss and tax credit carryforwards	30,647	30,696
Swiss tax reform intangible assets	48,062	—
Other	11,918	17,397
Total deferred tax assets	245,051	179,546
Less valuation allowance	(50,853)	(15,084)
Total deferred tax assets less valuation allowance	194,198	164,462
Deferred tax liabilities:
Inventory	5,952	4,890
Lease right-of-use assets and other assets	27,268	—
Property, plant, and equipment	51,298	47,451
Acquired intangibles amortization	63,451	66,386
Prepaid post-retirement benefit and pension costs	28,542	31,473
International earnings	24,137	18,680
Unrealized currency gains	1,839	9,334
Total deferred tax liabilities	202,487	178,214
Net deferred tax (liability) asset	$(8,289)	$(13,752)

The Company continues to record valuation allowances related to certain of its deferred income tax assets due to the uncertainty of the ultimate realization of future benefits from such assets. The potential decrease or increase of the valuation allowance in the near term is dependent on the future ability of the Company to realize the deferred tax assets that are affected by the future profitability of operations in the respective/relevant jurisdictions.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2019	2018
Unrecognized tax benefits at beginning of year	$25,676	$24,090
Increases related to current tax positions	6,215	7,638
Decreases related to prior year tax positions	(116)	(605)
Decreases relating to taxing authority settlements	—	(4,454)
Decreases resulting from a lapse of the applicable statute of limitations	(1,748)	(505)
Other, net	(93)	(488)
Unrecognized tax benefits at end of year	$29,934	$25,676

Included in the balance of unrecognized tax benefits at December 31, 2019 and 2018 were $29.9 million and $25.7 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2019 and 2018 was $4.5 million and $3.7 million, respectively.
The Company believes that it is reasonably possible that the unrecognized tax benefit balance could change over the next twelve months, primarily related to potential disputes raised by the taxing authorities over income and expense recognition. The Company does not expect a change would have a material impact on its financial position, results of operations, or cash flows.
The Company plans to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and believes that there will be no additional tax costs associated with the repatriation of such foreign earnings other than non-U.S. withholding taxes, certain state taxes, and U.S. taxes on currency gains, if any, for which a deferred tax liability has been recognized. All other undistributed earnings and any additional outside basis difference inherent in these entities and the contributed capital of our foreign subsidiaries are considered to be permanently reinvested on which no U.S. deferred income taxes or foreign withholding taxes have been provided. It is not practicable to estimate the amount of deferred tax liability related to these undistributed earnings and additional outside basis differences in these entities due to the complexity of the calculation and the uncertainty regarding assumptions necessary to compute the tax.
As of December 31, 2019, the major jurisdictions for which the Company is subject to examinations are: Germany for years after 2014; the United States after 2015; France after 2017; Switzerland after 2016; the United Kingdom after 2016; and China after 2017. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

15.    RESTRUCTURING CHARGES
During the past several years, we have initiated various cost reduction measures. For the years ended December 31, 2019, 2018, and 2017 we have incurred $15.8 million, $18.4 million and $12.8 million, respectively, of restructuring expenses which primarily comprise employee related costs. Liabilities

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A roll-forward of the Company’s accrual for restructuring activities for the years ended December 31, 2019 and 2018 is as follows:

Total
Balance at December 31, 2017	$10,620
Restructuring charges	18,420
Cash payments / utilization	(20,820)
Impact of foreign currency	(248)
Balance at December 31, 2018	$7,972
Restructuring charges	15,760
Cash payments / utilization	(16,483)
Impact of foreign currency	(548)
Balance at December 31, 2019	$6,701

16.    OTHER CHARGES (INCOME), NET
Other charges (income), net consisted of net other income of $6.2 million, $21.8 million, and $9.9 million in 2019, 2018, and 2017, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $4.8 million, $6.2 million, and $4.0 million in 2019, 2018, and 2017, respectively. Other charges (income), net in 2018 also includes a one-time gain of $18.7 million associated with the settlement of the Biotix acquisition contingent consideration, as well as a one-time legal charge of $3 million. Other charges (income), net includes $1.7 million of acquisition costs during 2017. Other charges (income), net for 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

17.    LEASES
The Company adopted ASC 842 - Leases with an effective date of January 1, 2019. The operating lease right-of-use asset recognized upon adoption was $92.7 million, and the lease liability was $93.5 million. The Company elected the practical expedients package under ASC 842, and accordingly did not reassess any previously expired or existing arrangements, and related classification under ASC 840 - Leases.
The Company's operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service, and administrative offices, while vehicle leases are primarily related to the Company's field sales and service organization. The consolidated balance sheet included the following balances as of December 31:

	2019	Balance Sheet Location
Right-of-use assets, net	$87,317	Other non-current assets

Current lease liability	$27,584	Accrued and other liabilities
Non-current lease liability	60,937	Other non-current liabilities
Total operating lease liability	$88,521

As of December 31, 2019, the Company has entered into additional real estate operating leases of $23.3 million that are expected to commence in 2020.

For the twelve months ended December 31, 2019, the Company had the following recorded in selling, general, and administrative associated with leasing arrangements:

2019
Operating lease expense	$33,666
Variable lease expense	4,337
Short-term lease expense	1,187
Total lease expense	$39,190

Weighted average remaining lease term	6.4 years
Weighted average discount rate	2.9%

Rent expense for operating leases under ASC 840 - Leases was $38.9 million and $36.9 million for the years ended December 31, 2018 and 2017, respectively.
Accruals and other on the consolidated statement of cash flows includes the amortization of the lease right-of-use asset of $31.1 million, offset by a change in the lease liability of $30.1 million for the year ended December 31, 2019. Lease payments within operating activities were $33.5 million for the year ended December 31, 2019. The Company also had non-cash lease right-of-use assets in exchange for lease liabilities of $25.7 million for the year ended December 31, 2019.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended December 31:

2020	$29,685
2021	21,211
2022	13,059
2023	8,241
2024	4,449
Thereafter	21,672
Total lease payments	98,317
Less imputed interest	(9,796)
Total operating lease liability	$88,521
The following is the future minimum lease payments under non-cancellable leases as of December 31, 2018:

2019	$32,113
2020	23,771
2021	16,986
2022	9,855
2023	7,435
Thereafter	5,081
Total lease payments	$95,241

18.    COMMITMENTS AND CONTINGENCIES
Legal
The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

19.    SEGMENT REPORTING
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
The following tables show the operations of the Company’s reportable segments:

For the Year Ended December 31, 2019	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets(c)	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,057,115	$114,794	$1,171,909	$210,133	$10,684	$2,363,725	$(15,607)	$410,022
Swiss Operations	139,499	657,678	797,177	233,292	6,069	1,648,065	(5,820)	22,369
Western European Operations	700,741	175,759	876,500	123,845	4,450	1,150,214	(11,267)	87,980
Chinese Operations	544,716	224,517	769,233	266,522	8,045	694,903	(10,252)	633
Other(a)	566,581	5,890	572,471	71,483	3,395	358,281	(4,936)	14,975
Eliminations and Corporate(b)	—	(1,178,638)	(1,178,638)	(127,197)	6,348	(3,425,867)	(49,459)	—
Total	$3,008,652	$—	$3,008,652	$778,078	$38,991	$2,789,321	$(97,341)	$535,979

For the Year Ended December 31, 2018	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,007,798	$104,458	$1,112,256	$161,615	$10,425	$2,113,268	$(27,896)	$410,021
Swiss Operations	134,064	628,529	762,593	202,027	5,835	1,471,625	(1,123)	21,994
Western European Operations	718,788	176,995	895,783	122,574	4,173	983,809	(16,879)	87,242
Chinese Operations	525,109	242,452	767,561	270,668	7,869	1,237,248	(13,248)	644
Other(a)	549,827	6,543	556,370	78,317	3,774	319,070	(8,342)	14,879
Eliminations and Corporate(b)	—	(1,158,977)	(1,158,977)	(104,696)	5,091	(3,506,173)	(75,238)	—
Total	$2,935,586	$—	$2,935,586	$730,505	$37,167	$2,618,847	$(142,726)	$534,780

For the Year Ended December 31, 2017	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$944,825	$99,117	$1,043,942	$177,705	$7,659	$1,937,688	$(38,969)	$409,520
Swiss Operations	133,925	563,083	697,008	174,447	5,551	1,374,150	(19,589)	22,171
Western European Operations	673,776	170,820	844,596	123,841	4,052	1,805,294	(7,094)	91,927
Chinese Operations	452,617	232,882	685,499	231,860	7,168	1,068,811	(13,246)	690
Other(a)	519,910	7,934	527,844	72,681	3,474	310,667	(4,131)	15,530
Eliminations and Corporate(b)	—	(1,073,836)	(1,073,836)	(127,952)	5,554	(3,946,805)	(44,397)	—
Total	$2,725,053	$—	$2,725,053	$652,582	$33,458	$2,549,805	$(127,426)	$539,838

(a)	Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

(c)
The lease right-of-use asset, net increased total assets as of December 31, 2019 for U.S. Operations by $38.3 million, Swiss Operations by $1.3 million, Western European Operations by $20.1 million, Chinese Operations by $3.0 million, Other by $22.7 million, and Corporate by $1.9 million.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit follows:

	2019	2018	2017
Earnings before taxes	$681,394	$651,858	$574,222
Amortization	49,690	47,524	42,671
Interest expense	37,411	34,511	32,785
Restructuring charges	15,760	18,420	12,772
Other charges (income), net	(6,177)	(21,808)	(9,868)
Segment profit	$778,078	$730,505	$652,582
During 2019, restructuring charges of $15.8 million were recognized, of which $4.2 million, $3.4 million, $6.9 million, $0.5 million, and $0.8 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $18.4 million were recognized in 2018, of which $11.0 million, $4.0 million, $2.8 million, $0.3 million, and $0.3 million relate to the Company's U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $12.8 million were recognized in 2017, of which $6.2 million, $1.8 million, $3.0 million, $0.8 million and $1.0 million related to the Company's U.S., Swiss, Western European, Chinese, and Other Operations, respectively.
The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these end-customers account for more than 1% of net sales. Service revenues are primarily derived from repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance, and spare parts. A breakdown of the Company's sales by product category for the years ended December 31 follows:

	2019	2018	2017
Laboratory	$1,578,625	$1,504,600	$1,358,493
Industrial	1,233,970	1,211,362	1,158,335
Retail	196,057	219,624	208,225
Total net sales	$3,008,652	$2,935,586	$2,725,053

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In certain circumstances, our reporting units sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment by geographic destination for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2019	2018	2017	2019	2018
United States	$984,524	$933,419	$888,241	$200,497	$234,395
Other Americas	181,323	172,537	162,672	3,828	2,946
Total Americas	1,165,847	1,105,956	1,050,913	204,325	237,341
Germany	195,790	205,296	192,126	48,401	48,030
France	130,387	141,513	130,427	8,849	7,810
United Kingdom	66,855	70,378	64,361	26,502	17,347
Switzerland	65,202	65,377	63,090	295,029	293,388
Other Europe	433,858	426,209	399,923	59,179	12,791
Total Europe	892,092	908,773	849,927	437,960	379,366
China	527,076	506,360	439,373	85,817	87,643
Rest of World	423,637	414,497	384,840	20,555	13,176
Total Asia/Rest of World	950,713	920,857	824,213	106,372	100,819
Total	$3,008,652	$2,935,586	$2,725,053	$748,657	$717,526

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2019 and 2018 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Net sales	$679,452	$731,366	$753,866	$843,968
Gross profit	$388,319	$419,538	$435,056	$498,298
Net earnings(a)	$111,805	$127,160	$129,395	$192,749
Basic earnings per common share:
Net earnings	$4.50	$5.15	$5.28	$7.95
Weighted average number of common shares	24,851,340	24,698,032	24,487,268	24,241,383
Diluted earnings per common share:
Net earnings	$4.42	$5.06	$5.20	$7.84
Weighted average number of common and common equivalent shares	25,310,525	25,118,352	24,880,179	24,599,702
Market price per share:
High	$729.72	$840.00	$872.45	$793.31
Low	$513.56	$701.80	$642.84	$658.61

2018
Net sales	$660,821	$721,996	$734,846	$817,923
Gross profit	$374,933	$412,625	$419,254	$477,566
Net earnings(a)	$93,304	$111,468	$126,653	$181,186
Basic earnings per common share:
Net earnings	$3.66	$4.41	$5.04	$7.25
Weighted average number of common shares	25,468,323	25,299,414	25,126,061	24,975,303
Diluted earnings per common share:
Net earnings	$3.58	$4.31	$4.93	$7.11
Weighted average number of common and common equivalent shares	26,095,647	25,867,383	25,683,365	25,490,270
Market price per share:
High	$692.30	$595.14	$617.94	$645.33
Low	$566.87	$546.43	$559.44	$524.03
(a) Net earnings includes a non-cash deferred net benefit of $15.8 million for the three months ended December 31, 2019 related to the enactment of Swiss tax reform and a charge of $3.6 million for the three months ended December 31, 2018 for the enactment of the U.S. Tax Cuts and Job Act. Net earnings for the three months ended December 31, 2018 also includes a one-time gain of $18.7 million relating to the Biotix acquisition contingent consideration and a one-time legal charge of $3 million.

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Deferred tax valuation allowance:
Year ended December 31, 2019	$15,084	$36,658	$—	$889	$50,853
Year ended December 31, 2018	$12,857	$—	$3,023	$796	$15,084
Year ended December 31, 2017	$10,730	$9,513	$72,170	$79,556	$12,857

_______________________________________
Note (A)
For deferred tax valuation allowance amounts in 2018 and 2017 relate primarily to changes in foreign tax credit carryforwards.
Note (B)
For deferred tax valuation allowance, the amount in 2017 primarily includes certain excess tax benefits resulting from the adoption of ASU 2016-09, offset by the effects of the 2017 Tax Act. The amounts in 2019, 2018 and 2017 also include decreases in foreign tax credit and R&D credit carryforwards.

S- 1