Form 10-Q
period 2020-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2020-05-08
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 23,907,528 shares of Common Stock outstanding at March 31, 2020.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2020 and 2019
(In thousands, except share data)
(unaudited)

	March 31, 2020	March 31, 2019
Net sales
Products	$489,334	$524,347
Service	159,828	155,105
Total net sales	649,162	679,452
Cost of sales
Products	191,623	210,216
Service	83,130	80,917
Gross profit	374,409	388,319
Research and development	34,387	36,053
Selling, general and administrative	198,744	204,425
Amortization	13,998	12,222
Interest expense	10,219	9,094
Restructuring charges	1,905	1,523
Other charges (income), net	(3,343)	(674)
Earnings before taxes	118,499	125,676
Provision for taxes	20,384	13,871
Net earnings	$98,115	$111,805

Basic earnings per common share:
Net earnings	$4.08	$4.50
Weighted average number of common shares	24,027,833	24,851,340

Diluted earnings per common share:
Net earnings	$4.03	$4.42
Weighted average number of common and common equivalent shares	24,353,477	25,310,525

Total comprehensive income, net of tax (Note 9)	$74,087	$124,465

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2020 and December 31, 2019
(In thousands, except share data)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$323,585	$207,785
Trade accounts receivable, less allowances of $16,497 at March 31, 2020
and $17,009 at December 31, 2019	518,556	566,256
Inventories	292,110	274,285
Other current assets and prepaid expenses	66,614	61,321
Total current assets	1,200,865	1,109,647
Property, plant and equipment, net	742,651	748,657
Goodwill	536,895	535,979
Other intangible assets, net	205,695	206,242
Deferred tax assets, net	35,538	36,978
Other non-current assets	164,136	151,818
Total assets	$2,885,780	$2,789,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$168,515	$185,592
Accrued and other liabilities	158,089	166,118
Accrued compensation and related items	97,520	155,402
Deferred revenue and customer prepayments	144,836	122,489
Taxes payable	54,480	69,043
Short-term borrowings and current maturities of long-term debt	56,398	55,868
Total current liabilities	679,838	754,512
Long-term debt	1,513,020	1,235,350
Deferred tax liabilities, net	44,901	45,267
Other non-current liabilities	341,624	333,412
Total liabilities	2,579,383	2,368,541
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 23,907,528 and 24,125,317 shares at March 31, 2020 and December 31, 2019, respectively	448	448
Additional paid-in capital	788,266	783,871
Treasury stock at cost (20,878,483 shares at March 31, 2020 and 20,660,694 shares at December 31, 2019	(4,729,799)	(4,539,154)
Retained earnings	4,595,183	4,499,288
Accumulated other comprehensive loss	(347,701)	(323,673)
Total shareholders’ equity	306,397	420,780
Total liabilities and shareholders’ equity	$2,885,780	$2,789,321

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2020 and 2019
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	171,752	—	751	28,257	(18)	—	28,990
Repurchases of common stock	(290,429)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,482	—	—	—	4,482
Net earnings	—	—	—	—	111,805	—	111,805
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,660	12,660
Balance at March 31, 2019	24,803,286	$448	$769,950	$(3,972,597)	$4,053,703	$(289,754)	$561,750

Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options, restricted stock units and performance stock units	50,372	—	—	9,355	(2,220)	—	7,135
Repurchases of common stock	(268,161)	—	—	(200,000)	—	—	(200,000)
Share-based compensation	—	—	4,395	—	—	—	4,395
Net earnings	—	—	—	—	98,115	—	98,115
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,028)	(24,028)
Balance at March 31, 2020	23,907,528	$448	$788,266	$(4,729,799)	$4,595,183	$(347,701)	$306,397

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2020 and 2019
(In thousands)
(unaudited)

	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net earnings	$98,115	$111,805
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,133	9,767
Amortization	13,998	12,222
Deferred tax benefit	(3,718)	(14,939)
Share-based compensation	4,395	4,482
Increase in cash resulting from changes in:
Trade accounts receivable, net	39,906	45,410
Inventories	(20,674)	(13,092)
Other current assets	(4,211)	(6,678)
Trade accounts payable	(15,050)	(24,326)
Taxes payable	(15,096)	3,150
Accruals and other	(42,283)	(29,006)
Net cash provided by operating activities	65,515	98,795
Cash flows from investing activities:
Purchase of property, plant and equipment	(18,835)	(22,332)
Acquisitions	(5,610)	—
Net hedging settlements on intercompany loans	(10,008)	4,802
Net cash used in investing activities	(34,453)	(17,530)
Cash flows from financing activities:
Proceeds from borrowings	832,268	302,707
Repayments of borrowings	(551,319)	(271,646)
Proceeds from stock option exercises	7,135	28,990
Repurchases of common stock	(200,000)	(186,250)
Acquisition contingent consideration payment	—	(10,000)
Other financing activities	(800)	—
Net cash provided by (used in) financing activities	87,284	(136,199)

Effect of exchange rate changes on cash and cash equivalents	(2,546)	3,304

Net increase (decrease) in cash and cash equivalents	115,800	(51,630)

Cash and cash equivalents:
Beginning of period	207,785	178,110
End of period	$323,585	$126,480

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of March 31, 2020 and through the date of this Report. Actual results may differ from those estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
All intercompany transactions and balances have been eliminated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for expected credit losses represents the Company's best estimate based on historical information, current information, and reasonable and supportable forecasts of future events and circumstances.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
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
Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials and parts	$133,634	$129,294
Work-in-progress	49,583	43,202
Finished goods	108,893	101,789
	$292,110	$274,285

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
Other intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$199,969	$(60,750)	$139,219	$197,764	$(58,851)	$138,913
Proven technology and patents	75,791	(47,789)	28,002	75,170	(46,532)	28,638
Tradename (finite life)	4,586	(3,154)	1,432	4,594	(3,124)	1,470
Tradename (indefinite life)	35,465	—	35,465	35,474	—	35,474
Other	5,703	(4,126)	1,577	5,462	(3,715)	1,747
	$321,514	$(115,819)	$205,695	$318,464	$(112,222)	$206,242

The Company recognized amortization expense associated with the above intangible assets of $3.9 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

$15.7 million for 2020, $14.6 million for 2021, $13.1 million for 2022, $13.9 million for 2023, $12.6 million for 2024 and $11.7 million for 2025. Purchased intangible amortization was $3.7 million, $2.8 million after tax, and $3.5 million, $2.6 million after tax, for the three months ended March 31, 2020 and 2019, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.0 million and $8.5 million for the three months ended March 31, 2020 and 2019, respectively.
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
At March 31, 2020 – Unaudited (Continued)
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.4 million and $4.5 million of share-based compensation expense for the three months ended March 31, 2020 and 2019, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

acquisition date. Subsequent changes in the fair value of the contingent consideration are recorded to other charges (income), net.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13: Financial Instruments - Credit Losses. The ASU requires the allowance for doubtful accounts to be estimated based on an incurred loss model, which considers historical and forecasted conditions. The guidance became effective for the Company January 1, 2020 on a prospective basis and did not have an impact on the consolidated financial statements.
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
In August 2018, the FASB issued ASU 2018-15: Internal-Use Software which clarifies the accounting for implementation costs associated with cloud-computing internal-use software arrangements. The implementation costs should be capitalized and expensed over the service term, including options to extend, and recognized in selling, general, and administrative in the statement of operations. The guidance became effective January 1, 2020 and is applied on a prospective basis. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by discontinuance of LIBOR or another referenced rate. The guidance maybe be applied to any applicable contract entered into before December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

3.	REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows:

For the three month ended March 31, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$177,436	$24,276	$105,877	$90,321	$91,424	$489,334
Service Revenue:
Point in time	50,234	5,557	31,391	7,106	25,676	119,964
Over time	13,739	2,064	16,057	3,172	4,832	39,864
Total	$241,409	$31,897	$153,325	$100,599	$121,932	$649,162

For the three month ended March 31, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$174,256	$26,665	$116,555	$111,416	$95,455	$524,347
Service Revenue:
Point in time	49,651	4,951	33,939	7,704	24,018	120,263
Over time	10,743	1,961	15,412	2,603	4,123	34,842
Total	$234,650	$33,577	$165,906	$121,723	$123,596	$679,452
A breakdown of net sales to external customers by geographic customer destination for the three months ended March 31 follows:

	2020	2019
Americas	$264,824	$258,631
Europe	194,828	209,555
Asia / Rest of World	189,510	211,266
Total	$649,162	$679,452

The Company's global revenue mix by product category is laboratory (55% of sales), industrial (39% of sales) and retail (6% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products, while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three months ended March 31 follows:

	2020	2019
Laboratory	$357,091	$359,732
Industrial	252,355	271,320
Retail	39,716	48,400
Total	$649,162	$679,452

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

revenue as of March 31, 2020 and December 31, 2019 was $22.3 million and $17.4 million respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.

Changes in the components of deferred revenue and customer prepayments during the periods ended March 31, 2020 and 2019 are as follows:

	2020	2019
Beginning balances as of January 1	$122,489	$105,381
Customer pre-payments/deferred revenue	145,168	167,599
Revenue recognized	(120,291)	(144,303)
Foreign currency translation	(2,530)	285
Ending balance as of March 31	$144,836	$128,962

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
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges, also see Notes 5 and 9 to the interim consolidated financial statements. As also mentioned in Note 7, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiary.
Cash Flow Hedges
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread, to a fixed Swiss franc income of 0.82%. The swap began in June 2019 and matures in June 2023.
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread, to a fixed Swiss franc income of 0.95%. The swap began in June 2019 and matures in June 2021.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2020 and December 31, 2019, respectively. A derivative loss of $0.1 million based upon interest rates at March 31, 2020, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective, through March 31, 2020.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2020 and December 31, 2019, as disclosed in Note 5. The Company recognized in other charges (income) a net loss of $7.3 million and net gain of $4.7 million during the three months ended March 31, 2020 and 2019, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2020 and December 31, 2019, these contracts had a notional value of $662.1 million and $494.6 million, respectively.

5.	FAIR VALUE MEASUREMENTS
At March 31, 2020 and December 31, 2019, the Company had derivative assets totaling $2.7 million and $1.6 million, respectively, and derivative liabilities totaling $14.6 million and $9.0 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2020 and December 31, 2019.
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
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A fair value hierarchy has been established that categorizes these inputs into three levels:
Level 1: Quoted prices in active markets for identical assets and liabilities
Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities
Level 3: Unobservable inputs
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019. The Company does not have any assets or liabilities which are categorized as Level 1 or Level 3.

	March 31, 2020	December 31, 2019	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$2,699	$1,568	Other current assets and prepaid expenses
Total derivative assets	$2,699	$1,568

Foreign currency forward contracts not designated as hedging instruments	$4,798	$2,392	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	607	371	Accrued and other liabilities
Interest rate swap agreements	3,798	1,548	Other non-current liabilities
Cross currency swap agreement	5,387	4,706	Other non-current liabilities
Total derivative liabilities	$14,590	$9,017

The Company had $10.9 million and $8.2 million of cash equivalents at March 31, 2020 and December 31, 2019, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.

The fair value of the Company's debt exceeds the carrying value by approximately $21.0 million as of March 31, 2020. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily utilizing discounted cash flow models based on estimated current rates offered for similar debt under current market conditions for the Company.

6.	INCOME TAXES
The Company's reported tax rate was 17% and 11% during the three months ended March 31, 2020 and 2019, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 21.5% and 20.5% before non-recurring discrete tax items during 2020 and 2019, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

7.	DEBT
Debt consisted of the following at March 31, 2020:

	March 31, 2020
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	139,229	139,229
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	150,368	150,368
Senior notes debt issuance costs, net	(1,106)	(1,126)	(2,232)
Total Senior Notes	473,894	288,471	762,365
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	668,997	81,425	750,422
Other local arrangements	1,286	55,345	56,631
Total debt	1,144,177	425,241	1,569,418
Less: current portion	(1,053)	(55,345)	(56,398)
Total long-term debt	$1,143,124	$369,896	$1,513,020

As of March 31, 2020, the Company had $342.9 million of additional borrowings available under its Credit Agreement, and the Company maintained $323.6 million of cash and cash equivalents.

On January 24, 2020, the Company issued $50 million fifteen-year Senior notes with a fixed interest rate of 3.19%, which will mature January 24, 2035. The terms of the Senior Notes are consistent with the previously issued Senior Notes as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes. The Company was in compliance with its debt covenants at March 31, 2020.

The Company has designated the EUR 125 million 1.47% Euro Senior Notes and the EUR 135 million 1.30% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $2.0 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. The Company has a gain of $0.5 million recorded in accumulated other comprehensive income (loss) as of March 31, 2020.

Other Local Arrangements
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2020.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

8.	SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program which has $1.1 billion of remaining availability as of March 31, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 28.9 million common shares since the inception of the program in 2004 through March 31, 2020. During the three months ended March 31, 2020 and 2019, the Company spent $200.0 million and $186.3 million on the repurchase of 268,161 shares and 290,429 shares at an average price per share of $745.80 and $641.27, respectively. The Company reissued 50,372 shares and 171,752 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2020 and 2019, respectively.

9.	ACCUMULATED COMPREHENSIVE AND OTHER COMPREHENSIVE INCOME
Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2020	March 31, 2019
Net earnings	$98,115	$111,805
Other comprehensive income (loss), net of tax	(24,028)	$12,660
Comprehensive income, net of tax	$74,087	$124,465

The following table presents changes in accumulated other comprehensive income (loss) by component for the periods ended March 31, 2020 and 2019:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(1,704)	—	(1,704)
Foreign currency translation adjustment	(22,450)	—	(5,025)	(27,475)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,648	3,503	5,151
Net change in other comprehensive income (loss), net of tax	(22,450)	(56)	(1,522)	(24,028)
Balance at March 31, 2020	$(83,465)	$(1,278)	$(262,958)	$(347,701)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(308)	—	(308)
Foreign currency translation adjustment	8,664	—	1,736	10,400
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(446)	3,014	2,568
Net change in other comprehensive income (loss), net of tax	8,664	(754)	4,750	12,660
Balance at March 31, 2019	$(55,249)	$(52)	$(234,453)	$(289,754)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2020	2019	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$249	$(62)	Interest expense
Cross currency swap	1,586	(433)	(a)
Total before taxes	1,835	(495)
Provision for taxes	187	(49)	Provision for taxes
Total, net of taxes	$1,648	$(446)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$4,493	$3,889	(b)
Provision for taxes	990	875	Provision for taxes
Total, net of taxes	$3,503	$3,014

(a)
The cross currency swap reflects an unrealized loss of $2.6 million recorded in other charges (income) that was offset by the underlying unrealized gain the hedged debt for the three months ended March 31, 2020. The cross currency swap also reflects a realized gain of $1.0 million recorded in interest expense for the three months ended March 31, 2020.

(b)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended March 31, 2020 and 2019.

10.	EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included 325,644 and 459,185 common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, 2020 and 2019, respectively, relating to outstanding stock options and restricted stock units.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

Outstanding options and restricted stock units to purchase or receive 88,622 and 90,435 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

11.	NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost, net	$326	$266	$4,517	$3,686	$—	$—	$4,843	$3,952
Interest cost on projected benefit obligations	889	1,146	1,180	2,558	6	16	2,075	3,720
Expected return on plan assets	(1,524)	(1,472)	(8,085)	(7,301)	—	—	(9,609)	(8,773)
Recognition of prior service cost	—	—	(1,725)	(1,702)	—	—	(1,725)	(1,702)
Recognition of actuarial losses/(gains)	644	593	5,654	5,171	(26)	(173)	6,272	5,591
Net periodic pension cost/(credit)	$335	$533	$1,541	$2,412	$(20)	$(157)	$1,856	$2,788

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, the Company expects to make employer contributions of approximately $25.6 million to its non-U.S. pension plan and employer contributions of approximately $0.2 million to its U.S. post-retirement medical plan during the year ended December 31, 2020. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.	RESTRUCTURING CHARGES
For the three months ending March 31, 2020, the Company incurred $1.9 million of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A rollforward of the Company’s accrual for restructuring activities for the three months ended March 31, 2020 is as follows:

Total
Balance at December 31, 2019	$6,701
Restructuring charges	1,905
Cash payments / utilization	(1,626)
Impact of foreign currency	(11)
Balance at March 31, 2020	$6,969

13.	OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2020 and 2019 were $3.0 million and $1.2 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

14.	SEGMENT REPORTING
As disclosed in Note 19 to the Company's consolidated financial statements for the year ended December 31, 2019, the Company has determined there are five reportable segments:  U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2020	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$241,409	$26,391	$267,800	$44,938	$413,898
Swiss Operations	31,897	152,848	184,745	53,910	22,751
Western European Operations	153,325	41,715	195,040	24,107	85,058
Chinese Operations	100,599	48,749	149,348	45,550	619
Other (a)	121,932	896	122,828	11,026	14,569
Eliminations and Corporate (b)	—	(270,599)	(270,599)	(38,253)	—
Total	$649,162	$—	$649,162	$141,278	$536,895

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2019	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$234,650	$26,145	$260,795	$37,985	$410,021
Swiss Operations	33,577	153,731	187,308	53,522	21,757
Western European Operations	165,906	44,045	209,951	25,725	88,208
Chinese Operations	121,723	56,857	178,580	59,484	663
Other (a)	123,596	1,261	124,857	13,187	14,868
Eliminations and Corporate (b)	—	(282,039)	(282,039)	(42,062)	—
Total	$679,452	$—	$679,452	$147,841	$535,517

(a)	Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.

(b)
Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
At March 31, 2020 – Unaudited (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Earnings before taxes	$118,499	$125,676
Amortization	13,998	12,222
Interest expense	10,219	9,094
Restructuring charges	1,905	1,523
Other charges (income), net	(3,343)	(674)
Segment profit	$141,278	$147,841

During the three months ended March 31, 2020, restructuring charges of $1.9 million were recognized, of which $0.3 million, $0.7 million, $0.8 million, and $0.1 million related to the Company’s U.S., Swiss, Western European and Other operations, respectively. Restructuring charges of $1.5 million were recognized during the three months ended March 31, 2019, of which $0.5 million, and $1.0 million related to the Company's U.S. and Western European operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
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
COVID-19
The 2019 Coronavirus (COVID-19) pandemic has resulted in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible. The quarantines, travel bans, work and other restrictions were initially put in place on a national level in China in January 2020, and with the global spread of the virus, subsequently adopted in other countries and regions throughout the first quarter with many restrictions commencing in Asia Pacific, Europe, North America, and Latin America.
The health and safety of our employees and business partners has been our highest priority throughout the COVID-19 pandemic, and we have implemented several preventative and protective measures relating to social distancing, hygiene, health monitoring, personal protective equipment, split shifts and remote work. We have also implemented business continuity plans and have been able to continue to support our customers with their essential businesses such as in life sciences, food manufacturing, chemicals (e.g. sanitizers, disinfectants, soaps etc.), food retail and transportation and logistics. Our production and logistics facilities are currently operational, and our office-based employees have been able to work remotely in adherence to applicable jurisdictional stay-at-home orders. Our supply chain is currently continuing with minimal interruption, and we currently maintain adequate product inventory levels and safety stock for certain components. We quickly adapted to leverage our digital and remote sales and service capabilities, while also meeting delivery requirements with our global supply chain. Our service organization also continues to provide on-site and remote customer support to facilitate uptime, productivity and regulatory compliance.
We have also implemented various temporary cost containment measures related to workforce management and discretionary spending. Our workforce management measures primarily include reduced work hours, salary freezes, and voluntary senior leadership salary reductions.

We maintain adequate liquidity consisting of approximately $342.9 million of additional borrowings available under our Credit Agreement, and $323.6 million of cash and cash equivalents as of March 31, 2020.
As further described in the Risk Factors section of this Form 10-Q, COVID-19 presents several risks to our business. For example, businesses can be shutdown, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. COVID-19 also interferes with general commercial activity related to our supply chain and customer base. In addition, it is expected that COVID-19 will negatively affect the global economy and our customers' businesses, which will likely result in delayed or reduced purchases from us. Some customers may also have difficulty meeting their payment obligations to us, resulting in late payments or an inability of some customers to make payments at all.
During the three months ended March 31, 2020, COVID-19 had a negative impact on our business, primarily related to reduced customer demand in China as well as in other regions. With the global spread of the virus and related negative impact to the global economy, we expect reduced global sales volume due to lower customer demand in future quarters. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world. While it is extremely difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations and financial condition could be material.
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2020 and 2019 (amounts in thousands).

	Three months ended March 31,
	2020		2019
	(unaudited)%		(unaudited)%
Net sales	$649,162	100.0	$679,452	100.0
Cost of sales	274,753	42.3	291,133	42.8
Gross profit	374,409	57.7	388,319	57.2
Research and development	34,387	5.3	36,053	5.3
Selling, general and administrative	198,744	30.6	204,425	30.1
Amortization	13,998	2.2	12,222	1.8
Interest expense	10,219	1.6	9,094	1.3
Restructuring charges	1,905	0.3	1,523	0.2
Other charges (income), net	(3,343)	(0.5)	(674)	—
Earnings before taxes	118,499	18.2	125,676	18.5
Provision for taxes	20,384	3.1	13,871	2.0
Net earnings	$98,115	15.1	$111,805	16.5

Net sales
Net sales were $649.2 million for the three months ended March 31, 2020, compared to $679.5 million for the corresponding period in 2019. This represents a decrease in U.S. dollars of 4%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 3% for the three months ended March 31, 2020. Net sales were negatively impacted by the COVID-19 pandemic and related reduction in customer demand on our operations in China as well as in other regions. Net sales were also reduced by a decline in food retailing. We expect net sales in local currencies will be adversely affected by the COVID-19 pandemic related to unfavorable economic conditions and reduced customer demand in future quarters.

Net sales by geographic destination for the three months ended March 31, 2020 in U.S. dollars increased 2% in the Americas and decreased 7% Europe and 10% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 3% in the Americas and decreased 5% in Europe and 8% in Asia/Rest of World. Net sales in Asia/Rest of World were reduced by 7% in U.S. dollars and 6% in local currencies for the three months ended March 31, 2020 due to a 13% local currency sales decline versus the prior year comparable period in China. As previously mentioned, net sales in China and other regions were negatively impacted by reduced customer demand due to COVID-19. A discussion of sales by operating segment is included below.
As described in Note 19 to our consolidated financial statements for the year ended December 31, 2019, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 7% in U.S. dollars and 5% in local currency for the three months ended March 31, 2020 compared to the prior period. Service revenue (including spare parts) increased 3% in U.S. dollars and 5% in local currency during the three months ended March 31, 2020 compared to the corresponding period in 2019.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales for the three months ended March 31, 2020, decreased 1% in U.S. dollars and increased 1% in local currencies during the three months ended March 31, 2020. The local currency increase in net sales of our laboratory-related products includes strong growth in pipettes and automated chemistry, offset in part by decreases in other product categories.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales for the three months ended March 31, 2020, decreased 7% in U.S. dollars and 5% in local currencies during the three months ended March 31, 2020. The local currency decrease in net sales of our industrial-related products for the three months ended March 31, 2020 includes declines in core industrial and product inspection. Industrial-related products included a significant decline in China related to reduced customer demand due to COVID-19.
Net sales in our food retailing products and services, which represented approximately 6% of our total net sales for the three months ended March 31, 2020, decreased 18% in U.S. dollars and 16% in local currencies during the three months ended March 31, 2020. The decline in food retailing is primarily due to unfavorable market conditions and the timing of project activity.
Gross profit
Gross profit as a percentage of net sales was 57.7% for the three months ended March 31, 2020 compared to 57.2% for the corresponding period in 2019.
Gross profit as a percentage of net sales for products was 60.8% and 59.9% for the three month periods ended March 31, 2020 and 2019.
Gross profit as a percentage of net sales for services (including spare parts) was 48.0% for the three months ended March 31, 2020 compared to 47.8% for the corresponding period in 2019.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2020 primarily reflects favorable price realization and material cost reductions.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 5.3% for both the three months ended March 31, 2020 and 2019, respectively. Research and development expenses decreased 5% in both U.S. dollars and in local currencies, during the three months ended March 31, 2020 compared to the corresponding period in 2019. This decrease relates to the timing of project activity as research and development expenses increased 9% in local currencies during the three months ended March 31, 2019 versus the prior year comparable period.
Selling, general and administrative expenses as a percentage of net sales were 30.6% for the three months ended March 31, 2020 compared to 30.1% in the corresponding period during 2019. Selling, general and administrative expenses decreased 3% in U.S. dollars and 2% in local currencies, during the three months ended March 31, 2020 compared to the corresponding period in 2019. The local currency decrease includes benefits from our cost savings initiatives and lower cash incentive expense.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $14.0 million for the three months ended March 31, 2020 and $12.2 million for the corresponding period in 2019.
Interest expense was $10.2 million for the three months ended March 31, 2020 and $9.1 million for the corresponding period in 2019.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2020 and 2019 were $3.0 million and $1.2 million, respectively.
Our reported tax rate was 17% and 11% during the three months ended March 31, 2020 and 2019, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 21.5% and 20.5% before non-recurring discrete tax items for the three months ended March 31, 2020 and 2019, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 19 to our consolidated financial statements for the year ended December 31, 2019.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2020	2019	%
Total net sales	$267,800	$260,795	3%
Net sales to external customers	$241,409	$234,650	3%
Segment profit	$44,938	$37,985	18%

Total net sales and net sales to external customers both increased 3%, respectively for the three months ended March 31, 2020 compared with the corresponding period in 2019. The increase in total net sales and net sales to external customers for the three months ended March 31, 2020 includes strong growth in core industrial and good growth in laboratory products, partially offset by declines in food retailing and product inspection.

Segment profit increased $7.0 million for the three months ended March 31, 2020 compared to the corresponding period in 2019. Segment profit during the three months ended March 31, 2020 includes higher net sales volume and benefits from our margin expansion and cost savings initiatives.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2020	2019	%1)
Total net sales	$184,745	$187,308	(1)%
Net sales to external customers	$31,897	$33,577	(5)%
Segment profit	$53,910	$53,522	1%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and 4% in local currency for the three months ended March 31, 2020 compared to the corresponding period in 2019. Net sales to external customers decreased 5% in U.S. dollars and 7% in local currency during the three months ended March 31, 2020 compared to the corresponding period in 2019 and included declines in most product categories. This compares to strong local currency sales growth of 7% for the three months ended March 31, 2019. The decrease in sales to external customers also reflects reduced customer demand related to the COVID-19 pandemic.

Segment profit increased $0.4 million for the three month period ended March 31, 2020 compared to the corresponding period in 2019. Segment profit during the three months ended March 31, 2020 includes benefits of our cost savings initiatives and the timing of research and development activity, offset in part by lower net sales volume and unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2020	2019	%1)
Total net sales	$195,040	$209,951	(7)%
Net sales to external customers	$153,325	$165,906	(8)%
Segment profit	$24,107	$25,725	(6)%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 7% in U.S. dollars and 4% in local currencies during the three months period ended March 31, 2020 compared to the corresponding period in 2019. Net sales to external customers decreased 8% in U.S. dollars and 5% in local currencies during the three months period ended March 31, 2020 compared to the corresponding period in 2019 and included declines in industrial products and food retailing. This compares to strong local currency sales growth of 9% for the three months ended March 31, 2019 as compared to the prior year comparable period. The decrease in local currency net sales to external customers for the three months ended March 31, 2020 also reflects reduced customer demand related to the COVID-19 pandemic.

Segment profit decreased $1.6 million for the three month period ended March 31, 2020 compared to the corresponding period in 2019. Segment profit decreased during the three months ended March 31, 2020 primarily due to the decline in net sales and unfavorable foreign currency translation, offset in part by benefits from our margin expansion and cost savings initiatives.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2020	2019	%1)
Total net sales	$149,348	$178,580	(16)%
Net sales to external customers	$100,599	$121,723	(17)%
Segment profit	$45,550	$59,484	(23)%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 16% in U.S. dollars and 14% in local currency for the three months ended March 31, 2020 compared to the corresponding period in 2019. Net sales to external customers by origin decreased 17% in U.S. dollars and 15% in local currency during the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease in local currency net sales to external customers during the three months ended March 31, 2020 reflects declines in most product categories, particularly industrial products and food retailing, from lower customer demand due to the COVID-19 pandemic. Governmental restrictions related to COVID-19 have been removed and we are currently experiencing increased business activity. However, significant uncertainty remains relating to COVID-19 and the local Chinese economy, and market conditions may change quickly, especially if the government should re-impose travel or workplace restrictions.

Segment profit decreased $13.9 million for the three month period ended March 31, 2020 compared to the corresponding period in 2019. The decrease in segment profit for the three month period ended March 31, 2020 primarily reflects the decline in net sales as well as unfavorable foreign currency translation, offset in part by our cost savings initiatives.
Other (amounts in thousands)

	Three months ended March 31,
	2020	2019	%1)
Total net sales	$122,828	$124,857	(2)%
Net sales to external customers	$121,932	$123,596	(1)%
Segment profit	$11,026	$13,187	(16)%
1) Represents U.S. dollar (decline) growth for net sales and segment profit.

Total net sales decreased 2% in U.S. dollars and was flat in local currencies during the three month period ended March 31, 2020 compared to the corresponding period in 2019. Total net sales to external customers decreased 1% in U.S. dollars and increased 1% in local currencies during the three month period ended March 31, 2020 compared to the corresponding period in 2019. The increase in net sales to external customers includes mixed results with certain regions experiencing reduced customer demand related to COVID-19.

Segment profit decreased $2.2 for the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease in segment profit is primarily related to unfavorable foreign currency translation and business mix.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes available borrowings under our Credit Agreement, the ability to obtain appropriate financing and our cash and cash equivalent balances. Currently, our liquidity needs are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $65.5 million during the three months ended March 31, 2020, compared to $98.8 million in the corresponding period in 2019. The decrease in 2020 includes higher tax payments of approximately $13 million. Changes in inventories also reduced cash flow during the three months ended March 31, 2020 versus the prior year comparable period by approximately $8 million as we increased inventory levels given uncertainties related to potential COVID-19 implications on our global supply chain. Cash flow provided by operating activities was also reduced by our lower net earnings as compared to the prior year period.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $18.8 million for the three months ended March 31, 2020 compared to $22.3 million in the corresponding period in 2019. We expect to make net investments in new or expanded manufacturing facilities of $15 million to $20 million over the next two years.
Senior Notes and Credit Facility Agreement

Our debt consisted of the following at March 31, 2020:

	March 31, 2020
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	139,229	139,229
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	150,368	150,368
Senior notes debt issuance costs, net	(1,106)	(1,126)	(2,232)
Total Senior Notes	473,894	288,471	762,365
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	668,997	81,425	750,422
Other local arrangements	1,286	55,345	56,631
Total debt	1,144,177	425,241	1,569,418
Less: current portion	(1,053)	(55,345)	(56,398)
Total long-term debt	$1,143,124	$369,896	$1,513,020

As of March 31, 2020, approximately $342.9 million of additional borrowings was available under our Credit Agreement, and we maintained $323.6 million of cash and cash equivalents. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.

We currently believe that cash flow from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities and our cash balances, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for the foreseeable future.

On January 24, 2020, we issued $50 million fifteen-year Senior notes with a fixed interest rate of 3.19%, which will mature January 24, 2035. The terms of the Senior Notes are consistent with the previous issued Senior Notes as described in our Annual Report on Form 10-K for the year ended December 31, 2019. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the three months ended March 31, 2019, we paid $10 million related to the settlement of the Biotix acquisition contingent consideration as further described in Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2019.

In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2020.

Share Repurchase Program
In November 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program which has $1.1 billion of remaining availability as of March 31, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 28.9 million common shares since the inception of the program in 2004 through March 31, 2020. During both the three months ended March 31, 2020 and 2019, we spent $200.0 million and $186.3 million on the repurchase of 268,161 shares and 290,429 shares at an average price per share of $745.80 and $641.27, respectively. We reissued 50,372 shares and 171,752 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2020 and 2019, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings decrease. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also decrease. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.6 million to $1.8 million annually.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at March 31, 2020, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $22.4 million in the reported U.S. dollar value of our debt.

Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth and long-term impacts of the COVID-19 pandemic. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, customer demand, our competitive position, pricing, our supply chain, adequacy of our facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, planned research and development efforts and product introductions, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of the COVID-19 pandemic on our businesses.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including the uncertain duration and severity of the COVID-19 pandemic. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 and other reports filed with the SEC from time to time.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2020, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three months ended March 31, 2020 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 except the following update.

The COVID-19 outbreak has and will likely continue to negatively affect various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and has and will likely continue to result in reduced demand from our customers as their businesses may also be negatively affected.

Our global operations are susceptible to global events that could have an adverse effect on our business results and financial condition.

For instance, we are susceptible to a widespread outbreak of an illness or other health issue, such as the ongoing 2019 Coronavirus outbreak ("COVID-19"), and which now has since spread globally, resulting in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible. The quarantines, travel bans, work and other restrictions were initially put in place on a national level in China in January 2020, and with the global spread of the virus, subsequently adopted in many other countries and regions throughout the first quarter with many restrictions commencing in Asia Pacific, Europe, North America and Latin America.

As a result of pandemic outbreaks, including COVID-19, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. COVID-19 interferes with general commercial activity related to our supply chain and customer base. In addition, it is expected that COVID-19 will negatively affect the global economy and our customers' businesses, which will result in delayed or reduced purchases from us. Some customers may also have difficulty meeting their payment obligations to us, resulting in late payments or an inability of some customers to make payments at all.

During the three months ended March 31, 2020, COVID-19 had a negative impact on our business, primarily related to reduced customer demand in China as well as in other regions. With the global spread of the virus and related negative impact to the global economy, we expect reduced global sales volume from lower customer demand in future quarters. Our operations could be negatively affected further if our employees who are currently not subject to stay-at-home or work restriction orders are quarantined or become ill as a result of exposure to COVID-19, or if they become subject to governmental COVID-19 curfews or stay-at-home orders. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world. While it is extremely difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations and financial condition could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)

January 1 to January 31, 2020	80,471	$814.05	80,471	$1,267,915
February 1 to February 29, 2020	85,990	$761.41	85,990	$1,202,440
March 1 to March 31, 2020	101,700	$678.59	101,700	$1,133,425
Total	268,161	$745.80	268,161	$1,133,425

The Company has a share repurchase program of which there was $1.1 billion common shares remaining to be repurchased under the program as of March 31, 2020. We have purchased 28.9 million shares since the inception of the program through March 31, 2020.
During both the three months ended March 31, 2020 and 2019, we spent $200.0 million and $186.3 million on the repurchase of 268,161 and 290,429 shares at an average price per share of $745.80 and $641.27, respectively. We reissued 50,372 shares and 171,752 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2020 and 2019, respectively.

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

Mettler-Toledo International Inc.
Date:	May 8, 2020	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer