Form 10-Q
period 2020-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2020-07-31
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020, OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________
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

The Registrant had 23,971,265 shares of Common Stock outstanding at June 30, 2020.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2020 and 2019
(In thousands, except share data)
(unaudited)

	June 30, 2020	June 30, 2019
Net sales
Products	$537,113	$565,927
Service	153,560	165,439
Total net sales	690,673	731,366
Cost of sales
Products	217,008	226,816
Service	75,695	85,012
Gross profit	397,970	419,538
Research and development	31,193	36,582
Selling, general and administrative	190,134	205,215
Amortization	13,889	12,326
Interest expense	9,582	8,882
Restructuring charges	860	2,891
Other charges (income), net	(2,943)	(1,574)
Earnings before taxes	155,255	155,216
Provision for taxes	28,693	28,056
Net earnings	$126,562	$127,160

Basic earnings per common share:
Net earnings	$5.29	$5.15
Weighted average number of common shares	23,940,278	24,698,032

Diluted earnings per common share:
Net earnings	$5.22	$5.06
Weighted average number of common and common equivalent shares	24,228,989	25,118,352

Comprehensive income, net of tax (Note 9)	$128,658	$115,481

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2020 and 2019
(In thousands, except share data)
(unaudited)

	June 30, 2020	June 30, 2019
Net sales
Products	$1,026,447	$1,090,274
Service	313,388	320,544
Total net sales	1,339,835	1,410,818
Cost of sales
Products	408,631	437,032
Service	158,825	165,929
Gross profit	772,379	807,857
Research and development	65,580	72,635
Selling, general and administrative	388,878	409,640
Amortization	27,887	24,548
Interest expense	19,801	17,976
Restructuring charges	2,765	4,414
Other charges (income), net	(6,286)	(2,248)
Earnings before taxes	273,754	280,892
Provision for taxes	49,077	41,927
Net earnings	$224,677	$238,965

Basic earnings per common share:
Net earnings	$9.37	$9.65
Weighted average number of common shares	23,984,055	24,774,262

Diluted earnings per common share:
Net earnings	$9.25	$9.48
Weighted average number of common and common equivalent shares	24,291,321	25,217,359

Comprehensive income, net of tax (Note 9)	$202,745	$239,946

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2020 and December 31, 2019
(In thousands, except share data)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$127,277	$207,785
Trade accounts receivable, less allowances of $17,537 at June 30, 2020
and $17,009 at December 31, 2019	490,429	566,256
Inventories	299,746	274,285
Other current assets and prepaid expenses	72,356	61,321
Total current assets	989,808	1,109,647
Property, plant and equipment, net	743,393	748,657
Goodwill	537,624	535,979
Other intangible assets, net	202,131	206,242
Deferred tax assets, net	35,777	36,978
Other non-current assets	170,914	151,818
Total assets	$2,679,647	$2,789,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$155,901	$185,592
Accrued and other liabilities	162,355	166,118
Accrued compensation and related items	109,480	155,402
Deferred revenue and customer prepayments	150,742	122,489
Taxes payable	70,766	69,043
Short-term borrowings and current maturities of long-term debt	53,585	55,868
Total current liabilities	702,829	754,512
Long-term debt	1,146,590	1,235,350
Deferred tax liabilities, net	44,926	45,267
Other non-current liabilities	335,209	333,412
Total liabilities	2,229,554	2,368,541
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 23,971,265 and
24,125,317 shares at June 30, 2020 and December 31, 2019, respectively	448	448
Additional paid-in capital	792,689	783,871
Treasury stock at cost (20,814,746 shares at June 30, 2020, and 20,660,694 shares at December 31, 2019)	(4,717,962)	(4,539,154)
Retained earnings	4,720,523	4,499,288
Accumulated other comprehensive loss	(345,605)	(323,673)
Total shareholders’ equity	450,093	420,780
Total liabilities and shareholders’ equity	$2,679,647	$2,789,321
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2020 and 2019
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	171,752	—	751	28,257	(18)	—	28,990
Repurchases of common stock	(290,429)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,482	—	—	—	4,482
Net earnings	—	—	—	—	111,805	—	111,805
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,660	12,660
Balance at March 31, 2019	24,803,286	$448	$769,950	$(3,972,597)	$4,053,703	$(289,754)	$561,750
Exercise of stock options and restricted stock units	54,843	—	—	9,307	(540)	—	8,767
Repurchases of common stock	(248,897)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,338	—	—	—	4,338
Net earnings	—	—	—	—	127,160	—	127,160
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,679)	(11,679)
Balance at June 30, 2019	24,609,232	$448	$774,288	$(4,149,540)	$4,180,323	$(301,433)	$504,086

Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options and restricted stock units	50,372	—	—	9,355	(2,220)	—	7,135
Repurchases of common stock	(268,161)	—	—	(200,000)	—	—	(200,000)
Share-based compensation	—	—	4,395	—	—	—	4,395
Net earnings	—	—	—	—	98,115	—	98,115
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,028)	(24,028)
Balance at March 31, 2020	23,907,528	$448	$788,266	$(4,729,799)	$4,595,183	$(347,701)	$306,397
Exercise of stock options and restricted stock units	63,737	—	—	11,837	(1,222)	—	10,615
Share-based compensation	—	—	4,423	—	—	—	4,423
Net earnings	—	—	—	—	126,562	—	126,562
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,096	2,096
Balance at June 30, 2020	23,971,265	$448	$792,689	$(4,717,962)	$4,720,523	$(345,605)	$450,093

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2020 and 2019
(In thousands)
(unaudited)

	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net earnings	$224,677	$238,965
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,327	19,390
Amortization	27,887	24,548
Deferred tax benefit	(4,570)	(14,881)
Share-based compensation	8,818	8,820
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	71,081	36,674
Inventories	(26,081)	(16,848)
Other current assets	(10,050)	(9,748)
Trade accounts payable	(28,136)	(36,216)
Taxes payable	762	(487)
Accruals and other	(35,963)	(24,352)
Net cash provided by operating activities	248,752	225,865
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	2,025	1,216
Purchase of property, plant and equipment	(37,089)	(44,699)
Acquisitions	(6,242)	(504)
Net hedging settlements on intercompany loans	(9,281)	(1,226)
Net cash used in investing activities	(50,587)	(45,213)
Cash flows from financing activities:
Proceeds from borrowings	1,076,098	638,830
Repayments of borrowings	(1,168,125)	(532,729)
Proceeds from stock option exercises	17,750	37,757
Repurchases of common stock	(200,000)	(372,500)
Acquisition contingent consideration payment	—	(10,000)
Other financing activities	(800)	1,753
Net cash used in financing activities	(275,077)	(236,889)
Effect of exchange rate changes on cash and cash equivalents	(3,596)	2,566
Net decrease in cash and cash equivalents	(80,508)	(53,671)
Cash and cash equivalents:
Beginning of period	207,785	178,110
End of period	$127,277	$124,439

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
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
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for expected credit losses represents the Company’s best estimate based on historical information, current information, and reasonable and supportable forecasts of future events and circumstances.

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
Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials and parts	$143,603	$129,294
Work-in-progress	49,867	43,202
Finished goods	106,276	101,789
	$299,746	$274,285

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
Other intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$200,104	$(63,108)	$136,996	$197,764	$(58,851)	$138,913
Proven technology and patents	75,857	(48,797)	27,060	75,170	(46,532)	28,638
Tradenames (finite life)	4,556	(3,149)	1,407	4,594	(3,124)	1,470
Tradenames (indefinite life)	35,474	—	35,474	35,474	—	35,474
Other	5,705	(4,511)	1,194	5,462	(3,715)	1,747
	$321,696	$(119,565)	$202,131	$318,464	$(112,222)	$206,242

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The Company recognized amortization expense associated with the above intangible assets of $3.9 million and $3.7 million for the three months ended June 30, 2020 and 2019, respectively and $7.9 million and $7.4 million for the six months ended June 30, 2020 and 2019, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $15.8 million for 2020, $14.6 million for 2021, $13.2 million for 2022, $13.9 million for 2023, $12.7 million for 2024 and $11.6 million for 2025. Purchased intangible amortization was $3.7 million, $2.8 million after tax, and $3.5 million, $2.6 million after tax, for the three months ended June 30, 2020 and 2019, respectively and $7.5 million, $5.6 million after tax, and $6.9 million, $5.2 million after tax, for the six months ended June 30, 2020 and 2019, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $9.9 million and $8.5 million for the three months ended June 30, 2020 and 2019, respectively and $19.9 million and $17.0 million for the six months ended June 30, 2020 and 2019, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.4 million and $8.8 million of share-based compensation expense for the three and six months ended June 30, 2020, respectively, compared to $4.3 million and $8.8 million for the corresponding periods in 2019.

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

In August 2018, the FASB issued ASU 2018-14: Compensation - Retirement Benefit which amends the current disclosure requirements for defined benefit pension plans and other post-retirement plans. The change in the disclosures will be applied retrospectively and becomes effective December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the benefit plan disclosures.

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

In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

3.	REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 follows:

For the three months ended June 30, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$188,363	$22,012	$104,458	$128,151	$94,129	$537,113
Service Revenue:
Point in time	46,342	4,726	27,945	9,784	23,490	112,287
Over time	14,635	2,210	16,648	2,972	4,808	41,273
Total	$249,340	$28,948	$149,051	$140,907	$122,427	$690,673

For the three months ended June 30, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$202,608	$24,362	$115,195	$124,042	$99,720	$565,927
Service Revenue:
Point in time	53,054	5,035	32,553	9,548	27,800	127,990
Over time	12,227	1,961	15,933	2,869	4,459	37,449
Total	$267,889	$31,358	$163,681	$136,459	$131,979	$731,366

For the six months ended June 30, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$365,799	$46,288	$210,335	$218,472	$185,553	$1,026,447
Service Revenue:
Point in time	96,577	10,282	59,336	16,890	49,166	232,251
Over time	28,374	4,274	32,705	6,144	9,640	81,137
Total	$490,750	$60,844	$302,376	$241,506	$244,359	$1,339,835

For the six months ended June 30, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$376,864	$51,027	$231,751	$235,457	$195,175	$1,090,274
Service Revenue:
Point in time	102,707	9,985	65,328	17,252	52,660	247,932
Over time	22,969	3,923	32,508	5,472	7,740	72,612
Total	$502,540	$64,935	$329,587	$258,181	$255,575	$1,410,818

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

A summary of revenue by major geographic destination for the three and six months ended June 30 follows:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Americas	$270,291	$292,345	$535,124	$550,978
Europe	194,165	207,309	388,992	416,864
Asia / Rest of World	226,217	231,712	415,719	442,976
Total	$690,673	$731,366	$1,339,835	$1,410,818
The Company's global revenue mix by product category is comprised of laboratory (54% of sales), industrial (40% of sales) and retail (6% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A summary of the Company’s revenue by product category for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Laboratory	$359,471	$379,659	$716,562	$739,392
Industrial	288,824	303,059	541,179	574,379
Retail	42,378	48,648	82,094	97,047
Total	$690,673	$731,366	$1,339,835	$1,410,818

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of June 30, 2020 and December 31, 2019 was $24.8 million and $17.4 million respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the six month periods ending June 30, 2020 and 2019:

	2020	2019
Beginning balances as of January 1	$122,489	$105,381
Customer pre-payments/deferred revenue	278,015	306,667
Revenue recognized	(251,462)	(283,508)
Foreign currency translation	1,700	164
Ending balance as of June 30	$150,742	$128,704

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

4.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portion of the cash flow hedges, also see Note 5 and Note 9 to the interim consolidated financial statements. As also mentioned in Note 7, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiary.
Cash Flow Hedges
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.82%. The swap matures in June 2023.
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.95%. The swap matures in June 2021.
In February 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.78%. The swap matures in June 2021.
In 2015, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million of borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in February 2017 and matures in February 2022.
In 2013, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million of borrowings under the Company’s credit facility to a fixed obligation of 2.52% beginning in October 2015 and matures in October 2020.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2020 and December 31, 2019, respectively. A derivative loss of $0.5 million based upon interest rates and foreign currency rates at June 30, 2020, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of June 30, 2020.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2020 and December 31, 2019, respectively, and disclosed in Note 5. The Company recognized in other charges (income) related to these instruments, a net gain of $0.3 million and a net loss of $9.2 million during the three months ended June 30, 2020 and 2019, respectively, and a net loss of $7.0 million and $4.5 million during the six months ended June 30, 2020 and 2019, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At June 30, 2020 and December 31, 2019, these contracts had a notional value of $478.2 million and $494.6 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At June 30, 2020 and December 31, 2019, the Company had derivative assets totaling $1.4 million and $1.6 million respectively, and derivative liabilities totaling $14.8 million and $9.0 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not need to present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2020 and December 31, 2019.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis.

	June 30, 2020	December 31, 2019	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$1,426	$1,568	Other current assets and prepaid expenses
Total derivative assets	$1,426	$1,568

Foreign currency forward contracts not designated as hedging instruments	$2,701	$2,392	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	398	371	Accrued and other liabilities
Cross currency swap agreement	5,606	—	Accrued and other liabilities
Interest rate swap agreements	3,580	1,548	Other non-current liabilities
Cross currency swap agreement	2,519	4,706	Other non-current liabilities
Total derivative liabilities	$14,804	$9,017

The Company had $14.8 million and $8.2 million of cash equivalents at June 30, 2020 and December 31, 2019, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt exceeds the carrying value by approximately $35.6 million as of June 30, 2020. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
6.    INCOME TAXES
The Company's reported tax rate was 18.5% and 18.1% during the three months ended June 30, 2020 and 2019, respectively and 17.9% and 14.9% during the six months ended June 30, 2020 and 2019, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 20.5% and 20.0% before non-recurring discrete tax items during 2020 and 2019, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

7.    DEBT
Debt consisted of the following at June 30, 2020:

	June 30, 2020
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	140,245	140,245
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	151,464	151,464
Debt issuance costs, net	(1,051)	(1,105)	(2,156)
Total Senior Notes	473,949	290,604	764,553
$1.1 billion Credit Agreement, interest at LIBOR plus 97.5 basis points	299,997	81,080	381,077
Other local arrangements	2,723	51,822	54,545
Total debt	776,669	423,506	1,200,175
Less: current portion	(1,763)	(51,822)	(53,585)
Total long-term debt	$774,906	$371,684	$1,146,590

As of June 30, 2020, the Company had $712.1 million of additional borrowings available under its Credit Agreement, and the Company maintained $127.3 million of cash and cash equivalents.
On January 24, 2020, the Company issued $50 million fifteen-year Senior notes with a fixed interest rate of 3.19%, which will mature January 24, 2035. The terms of the Senior Notes are consistent with the previously issued Senior Notes as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes. The Company was in compliance with its debt covenants at June 30, 2020.
The Company has designated the EUR 125 million 1.47% Senior Notes and the EUR 135 million 1.30% Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $2.1 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and an unrealized loss of $0.1 million and an unrealized gain $1.0 million for the six month periods ended June 30, 2020 and 2019, respectively. The Company has a loss of $1.6 million recorded in accumulated other comprehensive income (loss) as of June 30, 2020.

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

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2018, the Company's Board of Directors authorized an additional $2 billion to the share repurchase program, which has $1.1 billion of remaining availability as of June 30, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company did not repurchase any shares in the three month period ended June 30, 2020 and has purchased 28.9 million shares since the inception of the program in 2004 through June 30, 2020. During the six months ended June 30, 2020 and 2019, the Company spent $200 million and $372.5 million on the repurchase of 268,161 shares and 539,326 shares at an average price per share of $745.80 and $690.66, respectively. The Company also reissued 114,109 shares and 226,595 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2020 and 2019, respectively.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Net earnings	$126,562	$127,160	$224,677	$238,965
Other comprehensive income (loss), net of tax	2,096	(11,679)	(21,932)	981
Comprehensive income, net of tax	$128,658	$115,481	$202,745	$239,946

The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2020 and 2019:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(3,951)	—	(3,951)
Foreign currency translation adjustment	(21,326)	—	(5,949)	(27,275)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	2,195	7,099	9,294
Net change in other comprehensive income (loss), net of tax	(21,326)	(1,756)	1,150	(21,932)
Balance at June 30, 2020	$(82,341)	$(2,978)	$(260,286)	$(345,605)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(2,957)	—	(2,957)
Foreign currency translation adjustment	(685)	—	(1,114)	(1,799)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(268)	6,005	5,737
Net change in other comprehensive income (loss), net of tax	(685)	(3,225)	4,891	981
Balance at June 30, 2019	$(64,598)	$(2,523)	$(234,312)	$(301,433)

The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three Months Ended June 30,
	2020	2019	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$692	$(50)	Interest expense
Cross currency swap agreement	34	1,455	(a)
Total before taxes	726	1,405
Provision for taxes	179	100	Provision for taxes
Total, net of taxes	$547	$1,305

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,596	$3,860	(b)
Provision for taxes	1,000	869	Provision for taxes
Total, net of taxes	$3,596	$2,991

(a) The cross currency swap reflects an unrealized loss of $0.6 million recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $0.5 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended June 30, 2020 and 2019.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Six Months Ended June 30,
	2020	2019	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$940	$(113)	Interest expense
Cross currency swap agreement	1,620	(199)	(a)
Total before taxes	2,560	(312)
Provision for taxes	365	(44)	Provision for taxes
Total, net of taxes	$2,195	$(268)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$9,089	$7,749	(b)
Provision for taxes	1,990	1,744	Provision for taxes
Total, net of taxes	$7,099	$6,005
(a) The cross currency swap reflects an unrealized loss of $3.1 million recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.5 million recorded in interest expense.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the six months ended June 30, 2020 and 2019.

10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six months ended June 30, relating to outstanding stock options and restricted stock units:

	2020	2019
Three months ended	288,711	420,320
Six months ended	307,265	443,097
Outstanding options and restricted stock units to purchase or receive 88,032 and 64,269 shares of common stock for the three month period ended June 30, 2020 and 2019, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 88,261 and 75,026 for the six month period ended June 30, 2020 and 2019, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

11.    NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost, net	$326	$266	$4,528	$3,799	$—	$—	4,854	4,065
Interest cost on projected benefit obligations	889	1,146	1,097	2,520	7	16	1,993	3,682
Expected return on plan assets	(1,524)	(1,472)	(8,017)	(7,218)	—	—	(9,541)	(8,690)
Recognition of prior service cost	—	—	(1,735)	(1,637)	(19)	—	(1,754)	(1,637)
Recognition of actuarial losses/(gains)	645	593	5,712	5,062	(7)	(173)	6,350	5,482
Net periodic pension cost/(credit)	$336	$533	$1,585	$2,526	$(19)	$(157)	$1,902	$2,902

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost, net	$652	$532	$9,045	$7,500	$—	$—	9,697	8,032
Interest cost on projected benefit obligations	1,778	2,292	2,332	5,063	14	32	4,124	7,387
Expected return on plan assets	(3,048)	(2,944)	(16,104)	(14,519)	—	—	(19,152)	(17,463)
Recognition of prior service cost	—	—	(3,460)	(3,339)	(38)	—	(3,498)	(3,339)
Recognition of actuarial losses/(gains)	1,290	1,187	11,311	10,247	(14)	(346)	12,587	11,088
Net periodic pension cost/(credit)	$672	$1,067	$3,124	$4,952	$(38)	$(314)	$3,758	$5,705

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, the Company expects to make employer contributions of approximately $25.6 million to its non-U.S. pension plans during the year ended December 31, 2020. This estimate may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

12.    RESTRUCTURING CHARGES
For the three and six months ended June 30, 2020, the Company has incurred $0.9 million and $2.8 million of restructuring expenses, respectively, which primarily relates to employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. A rollforward of the Company’s accrual for restructuring activities for the six months ended June 30, 2020 is as follows:

Total
Balance at December 31, 2019	$6,701
Restructuring charges	2,765
Cash payments and utilization	(4,627)
Impact of foreign currency	(10)
Balance at June 30, 2020	$4,829

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended June 30, 2020 and 2019 were $3.0 million and $1.2 million, respectively and $5.9 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively.
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2020
June 30, 2020	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$249,340	$27,515	$276,855	$52,581	$414,370
Swiss Operations	28,948	142,487	171,435	48,248	22,830
Western European Operations	149,051	39,699	188,750	30,345	84,975
Chinese Operations	140,907	45,731	186,638	63,955	621
Other (a)	122,427	875	123,302	13,122	14,828
Eliminations and Corporate (b)	—	(256,307)	(256,307)	(31,608)	—
Total	$690,673	$—	$690,673	$176,643	$537,624

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2020	Customers	Segments	Sales	Profit
U.S. Operations	$490,750	$53,904	$544,654	$97,519
Swiss Operations	60,844	295,336	356,180	102,158
Western European Operations	302,376	81,413	383,789	54,452
Chinese Operations	241,506	94,480	335,986	109,505
Other (a)	244,359	1,771	246,130	24,148
Eliminations and Corporate (b)	—	(526,904)	(526,904)	(69,861)
Total	$1,339,835	$—	$1,339,835	$317,921

(a)	Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Earnings before taxes	$155,255	$155,216	$273,754	$280,892
Amortization	13,889	12,326	27,887	24,548
Interest expense	9,582	8,882	19,801	17,976
Restructuring charges	860	2,891	2,765	4,414
Other charges (income), net	(2,943)	(1,574)	(6,286)	(2,248)
Segment profit	$176,643	$177,741	$317,921	$325,582

During the three months ended June 30, 2020, restructuring charges of $0.9 million were recognized, of which $0.3 million, $0.3 million, $0.1 million and $0.2 million related to the Company’s U.S., Western European, Chinese and Other Operations, respectively. Restructuring charges of $2.9 million were recognized during the three months ended June 30, 2019, of which $1.1 million, $0.3 million, $1.1 million, and $0.4 million, related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively. Restructuring charges of $2.8 million were recognized during the six months ended June 30, 2020, of which $0.6 million, $0.7 million, $1.1 million, $0.1 million and $0.3 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively. Restructuring charges of $4.4 million were recognized during the six months ended June 30, 2019, of which $1.6 million, $0.3 million, $2.1 million, and $0.4 million and related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
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
COVID-19
The 2019 Coronavirus (COVID-19) pandemic has resulted in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible. The quarantines, travel bans, work and other restrictions were initially put in place on a national level in China in January 2020, and with the global spread of the virus, subsequently adopted in other countries and regions during the first quarter of 2020 with many restrictions commencing in Asia Pacific, Europe, North America, and South America. Many of these restrictions remained in place during the second quarter of 2020.
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
We maintain adequate liquidity consisting of approximately $712.1 million of additional borrowings available under our Credit Agreement, and $127.3 million of cash and cash equivalents as of June 30, 2020.
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
During the six months ended June 30, 2020, COVID-19 had a negative impact on our business, primarily related to reduced customer demand in all regions. We remain cautious as uncertainties related to COVID-19 and the resulting impact to the economy continues in all regions of the world and market conditions may also change quickly. With the global spread of the virus and related negative impact to the global economy, we expect reduced global sales volume due to lower customer demand in future quarters. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world. While it is extremely difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations and financial condition could be material.
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2020 and 2019 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	(unaudited)%		(unaudited)%		(unaudited)%		(unaudited)%
Net sales	$690,673	100.0	$731,366	100.0	$1,339,835	100.0	$1,410,818	100.0
Cost of sales	292,703	42.4	311,828	42.6	567,456	42.4	602,961	42.7
Gross profit	397,970	57.6	419,538	57.4	772,379	57.6	807,857	57.3
Research and development	31,193	4.5	36,582	5.0	65,580	4.9	72,635	5.1
Selling, general and administrative	190,134	27.5	205,215	28.1	388,878	29.0	409,640	29.0
Amortization	13,889	2.0	12,326	1.7	27,887	2.1	24,548	1.7
Interest expense	9,582	1.4	8,882	1.2	19,801	1.5	17,976	1.4
Restructuring charges	860	0.1	2,891	0.4	2,765	0.2	4,414	0.3
Other charges (income), net	(2,943)	(0.4)	(1,574)	(0.2)	(6,286)	(0.5)	(2,248)	(0.1)
Earnings before taxes	155,255	22.5	155,216	21.2	273,754	20.4	280,892	19.9
Provision for taxes	28,693	4.2	28,056	3.8	49,077	3.7	41,927	3.0
Net earnings	$126,562	18.3	$127,160	17.4	$224,677	16.8	$238,965	16.9

Net sales
Net sales were $690.7 million and $731.4 million for the three months ended June 30, 2020, and 2019, and $1.3 billion and $1.4 billion for the six months ended June 30, 2020 and 2019, respectively. This represents a decrease of 6% and 5% in U.S. dollars for the three and six months ended June 30, 2020. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales decreased 4% and 3% for the three and six months ended June 30, 2020. Net sales for the six months ended June 30, 2020 were negatively impacted by the COVID-19 pandemic and related reduction in global customer demand on our operations. While we saw increased business activity in China during the three months ended June 30, 2020 that benefited from increased customer demand and the easing of governmental restrictions as a result of COVID-19, we remain cautious as uncertainties relating to COVID-19 and the global economy continue and market conditions may change quickly. We expect net sales in local currencies will be adversely affected by the COVID-19 pandemic related to unfavorable economic conditions and reduced customer demand in future quarters.
Net sales by geographic destination for the three and six months ended June 30, 2020 in U.S. dollars decreased in the Americas 8% and 3%, in Europe 6% and 7% and in Asia/Rest of World 2% and 6%, respectively. Our net sales by geographic destination for the three months ended June 30, 2020 in local currencies decreased in the Americas 7%, in Europe 5% and increased 1% in Asia/Rest of World, respectively. Net sales by geographic destination for the six months ended June 30, 2020 in local currencies decreased in the Americas 2%, in Europe 5% and in Asia/Rest of World 3%, respectively. Net sales in Asia/Rest of World in local currency for the three months ended June 30, 2020 includes local currency growth in China of 8% that benefited from increased customer demand and the easing of governmental restrictions as a result of COVID-19. A discussion of sales by operating segment is included below.
As described in Note 19 to our consolidated financial statements for the year ended December 31, 2019, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products decreased 5% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2020 and decreased 6% in U.S. dollars and 4% in local currencies for the six months ended June 30, 2020, compared to the corresponding periods in 2019. Service revenue (including spare parts) decreased by 7% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2020 and decreased 2% in U.S. dollars and 1% in local currencies for the six months ended June 30, 2020, compared to the corresponding periods in 2019.
Net sales of our laboratory products and services, which represented approximately 54% of our total net sales decreased 5% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2020, and decreased 3% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2020. The local currency decrease in net sales of our laboratory-related products reflects reduced customer demand, which was negatively impacted by laboratory closures due to COVID-19, offset in part by growth in process analytics, automated chemistry and pipettes.
Net sales of our industrial products and services, which represented approximately 40% of our total net sales decreased 5% in U.S. dollars and 3% in local currencies for the three months ended June 30, 2020, and decreased 6% in U.S. dollars and 4% in local currencies for the six months ended June 30, 2020. The local currency decrease in net sales of our industrial-related products for the three and six months ended June 30, 2020 includes declines in product inspection and certain core industrial product categories, offset in part by strong growth in transportation and logistics project activity. China also experienced increased business activity that benefited from increased customer demand and the easing of governmental restrictions as a result of COVID-19.
Net sales in our food retailing products and services, which represented approximately 6% of our total net sales decreased 13% in U.S. dollars and 11% in local currencies for the three months ended June 30, 2020, and decreased 15% in U.S. dollars and 14% in local currencies for the six months ended June 30, 2020. The decline in food retailing is primarily due to challenging market conditions.
Gross profit
Gross profit as a percentage of net sales was 57.6% and 57.4% for the three months ended June 30, 2020 and 2019, respectively and 57.6% and 57.3% for the six months ended June 30, 2020 and 2019, respectively.

Gross profit as a percentage of net sales for products was 59.6% and 59.9% for the three months ended June 30, 2020 and 2019, respectively, and 60.2% and 59.9% for the six months ended June 30, 2020 and 2019, respectively.
Gross profit as a percentage of net sales for services (including spare parts) was 50.7% and 48.6% for the three months ended June 30, 2020 and 2019, respectively, and 49.3% and 48.2% for the six months ended June 30, 2020 and 2019, respectively.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2020 primarily reflects benefits from temporary cost savings measures, favorable price realization and material cost reductions, offset in part by reduced sales volume, higher transportation costs and unfavorable business mix.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.5% and 5.0% for the three months ended June 30, 2020 and 2019, and was 4.9% and 5.1% for the six months ended June 30, 2020 and 2019, respectively. Research and development expenses decreased 15% in both U.S. dollars and in local currencies for the three months ended June 30, 2020, and decreased 10% in both U.S. dollars and in local currencies for the six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. The decrease relates to the timing of project activity and benefits from our temporary cost savings measures.
Selling, general and administrative expenses as a percentage of net sales were 27.5% and 28.1% for the three months ended June 30, 2020 and 2019, and was 29.0% for both the six months ended June 30, 2020 and 2019, respectively. Selling, general and administrative expenses decreased 7% in both U.S. dollars and in local currencies for the three months ended June 30, 2020, and decreased 5% in U.S. dollars and 4% in local currencies for the six months ended June 30, 2020. The local currency decrease includes benefits from our temporary and ongoing cost savings initiatives and lower cash incentive expense.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $13.9 million and $12.3 million for the three months ended June 30, 2020 and 2019, respectively, and $27.9 million and $24.5 million for the six months ended June 30, 2020 and 2019, respectively.
Interest expense was $9.6 million and $8.9 million for the three months ended June 30, 2020 and 2019, respectively, and $19.8 million and $18.0 million for the six months ended June 30, 2020 and 2019, respectively.
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Nonservice pension benefits was $3.0 million and $1.2 million for the three months ended June 30, 2020 and 2019, respectively, and $5.9 million and $2.3 million and for the six months ended June 30, 2020 and 2019, respectively.
Our reported tax rate was 18.5% and 18.1% during the three months ended June 30, 2020 and 2019, respectively, and 17.9% and 14.9% during the six months ended June 30, 2020 and 2019, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 20.5% and 20.0% before non-recurring discrete tax items for the three and six months ended June 30, 2020 and 2019, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2020	2019	%	2020	2019	%
Total net sales	$276,855	$294,460	(6)%	$544,654	$555,256	(2)%
Net sales to external customers	$249,340	$267,889	(7)%	$490,750	$502,540	(2)%
Segment profit	$52,581	$53,986	(3)%	$97,519	$91,971	6%

Total net sales and net sales to external customers decreased 6% and 7% for the three months ended June 30, 2020 compared with the corresponding period in 2019. Total net sales and net sales to external customers both decreased 2% for the six months ended June 30, 2020 compared with the corresponding period in 2019. Net sales to external customers for the three and six months ended June 30, 2020 includes declines in most product categories, especially food retailing, offset in part by strong growth in transportation and logistics project activity. The decrease in sales to external customers reflects reduced customer demand as a result of COVID-19.
Segment profit decreased $1.4 million and increased $5.5 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. Segment profit during the six months ended June 30, 2020 includes benefits from our temporary cost savings measures and margin expansion initiatives, offset in part by lower net sales volume. Segment profit during the three months ended June 30, 2020 was negatively impacted by more significant declines in net sales volume.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2020	2019	%1)	2020	2019	%1)
Total net sales	$171,435	$183,289	(6)%	$356,180	$370,597	(4)%
Net sales to external customers	$28,948	$31,358	(8)%	$60,844	$64,935	(6)%
Segment profit	$48,248	$48,613	(1)%	$102,158	$102,135	—%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 6% in U.S. dollars and 10% local currency for the three months ended June 30, 2020, and decreased 4% in U.S. dollars and 7% in local currency for the six months ended June 30, 2020 compared to the corresponding periods in 2019. Net sales to external customers decreased 8% in U.S. dollars and 10% local currency for the three months ended June 30, 2020 and decreased 6% in U.S. dollars and 9% in local currency for the six months ended June 30, 2020, compared to the corresponding periods in 2019. Local currency net sales to external customers for the three and six months ended June 30, 2020 includes declines in most product categories. The decrease in sales to external customers reflects reduced customer demand as a result of COVID-19.
Segment profit decreased $0.4 million and was flat for the three and six month periods ended June 30, 2020, compared to the corresponding periods in 2019. Segment profit during the six months ended June 30, 2020 includes lower net sales volume and unfavorable foreign currency translation, offset in part by benefits from our temporary cost savings measures and the timing of research and development activity.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2020	2019	%1)	2020	2019	%1)
Total net sales	$188,750	$202,893	(7)%	$383,789	$412,844	(7)%
Net sales to external customers	$149,051	$163,681	(9)%	$302,376	$329,587	(8)%
Segment profit	$30,345	$22,229	37%	$54,452	$47,954	14%

1)	Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 7% in U.S. dollars and 5% in local currencies for the three months ended June 30, 2020 and decreased 7% in U.S. dollars and 4% in local currencies for the six months ended June 30, 2020, compared to the corresponding periods in 2019. Net sales to external customers decreased 9% in U.S. dollars and 7% in local currencies for the three months ended June 30, 2020, and decreased 8% in U.S. dollars and 6% in local currencies for the six months ended June 30, 2020, compared to the corresponding periods in 2019. Local currency net sales to external customers for the three and six months ended June 30, 2020 includes declines in most product categories related to lower customer demand as a result of COVID-19.

Segment profit increased $8.1 million and $6.5 million for the three and six month periods ended June 30, 2020, respectively, compared to the corresponding periods in 2019. Segment profit increased during the three and six months ended June 30, 2020 primarily due to benefits from our temporary cost savings measures and margin expansion initiatives and timing of research and development project activity, offset in part by the decline in net sales.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2020	2019	%1)	2020	2019	%1)
Total net sales	$186,638	$189,027	(1)%	$335,986	$367,606	(9)%
Net sales to external customers	$140,907	$136,459	3%	$241,506	$258,181	(6)%
Segment profit	$63,955	$65,489	(2)%	$109,505	$124,973	(12)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and increased 2% in local currency for the three months ended June 30, 2020 and decreased 9% in U.S. dollars and 5% in local currency for the six months ended June 30, 2020, compared to the corresponding periods in 2019. Net sales to external customers increased 3% in U.S. dollars and 7% in local currency by origin for the three months ended June 30, 2020 and decreased 6% in U.S. dollars and 3% in local currency during the six months ended June 30, 2020, compared to the corresponding periods in 2019. The increase in local currency net sales to external customers during the three months ended June 30, 2020 reflects growth in industrial and laboratory related products that benefited from increased customer demand and the easing of COVID-19 governmental restrictions, while net sales to external customers for the six months ended June 30, 2020 were negatively impacted by reduced customer demand as a result of COVID-19. Significant uncertainty remains relating to COVID-19 and the local Chinese economy, and market conditions may change quickly.

Segment profit decreased $1.5 million and $15.5 million for the three and six month periods ended June 30, 2020, respectively, compared to the corresponding periods in 2019. The decrease in segment profit for the three and six months ended June 30, 2020 primarily reflects the decline in total net sales as well as unfavorable foreign currency translation, offset in part by our temporary cost savings measures.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2020	2019	%1)	2020	2019	%1)
Total net sales	$123,302	$133,313	(8)%	$246,130	$258,170	(5)%
Net sales to external customers	$122,427	$131,979	(7)%	$244,359	$255,575	(4)%
Segment profit	$13,122	$14,300	(8)%	$24,148	$27,487	(12)%

1)	Represents U.S. dollar growth for net sales and segment profit.

Total net sales decreased 8% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2020 and decreased 5% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2020, compared to the corresponding periods in 2019. Net sales to external customers decreased 7% in U.S. dollars and 4% in local currencies for the three months ended June 30, 2020 and decreased 4% in U.S. dollars and 2% in local currencies for the six months ended June 30, 2020, compared to the corresponding periods in 2019.The decrease in net sales to external customers reflects reduced customer demand as a result of COVID-19.

Segment profit decreased $1.2 million and $3.3 million for the three and six months ended June 30, 2020, respectively, compared to the corresponding periods in 2019. The decrease in segment profit for the three and six months ended June 30, 2020 primarily reflects the decline in net sales as well as unfavorable foreign currency translation, offset in part by our temporary cost savings measures.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash to meet our obligations and commitments. Sources of liquidity includes, cash flows from operating activities, available borrowings under our Credit Agreement, the ability to obtain appropriate financing and our cash and cash equivalent balances. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions.
Cash provided by operating activities totaled $248.8 million during the six months ended June 30, 2020, compared to $225.9 million in the corresponding period in 2019. The increase for the six months ended June 30, 2020 benefited from the timing of working capital including strong cash collections. This was partly offset by changes in inventories during the six months ended June 30, 2020 versus the prior year comparable period as we increased inventory levels given uncertainties related to potential COVID-19 implications on our global supply chain. Cash flows provided by operating activities were also reduced by our lower net earnings as compared to the prior year period.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $37.1 million for the six months ended June 30, 2020 compared to $44.7 million in the corresponding period in 2019. We expect to make net investments in new or expanded manufacturing facilities of $15 million to $20 million over the next two years.

Senior Notes and Credit Facility Agreement
Our debt consisted of the following at June 30, 2020:

	June 30, 2020
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	140,245	140,245
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	151,464	151,464
Debt issuance costs, net	(1,051)	(1,105)	(2,156)
Total Senior Notes	473,949	290,604	764,553
$1.1 billion Credit Agreement, interest at LIBOR plus 97.5 basis points	299,997	81,080	381,077
Other local arrangements	2,723	51,822	54,545
Total debt	776,669	423,506	1,200,175
Less: current portion	(1,763)	(51,822)	(53,585)
Total long-term debt	$774,906	$371,684	$1,146,590
As of June 30, 2020, approximately $712.1 million of additional borrowings was available under our Credit Agreement, and we maintained $127.3 million of cash and cash equivalents. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers related to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with its debt covenants at June 30, 2020.
We currently believe that cash flow from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities and our cash balances, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for the foreseeable future.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the six month ended June 30, 2019, we paid $10 million related to the settlement of the Biotix acquisition contingent consideration as further described in Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2019.
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2020.
Share Repurchase Program

In November 2018, the Company's Board of Directors authorized an additional $2.0 billion to the share repurchase program which has $1.1 billion of remaining common shares to be repurchased under the program as of June 30, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances.

Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We did not repurchase any shares in the three month period ended June 20, 2020, and have purchased 28.9 million shares since the inception of the program through June 30, 2020. During the six months ended June 30, 2020 and 2019, we spent $200 million and $372.5 million on the repurchase of 268,161 and 539,326 shares at an average price per share of $745.80 and $690.66, respectively. We also reissued 114,109 shares and 226,595 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2020 and 2019, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings decrease. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also decreases. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.6 million to $1.8 million annually.
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
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2020, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $22.3 million in the reported U.S. dollar value of our debt.

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
As of June 30, 2020, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings. None

Item 1A.	Risk Factors.
For the three and six months ended June 30, 2020 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except the following update.

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

For instance, we are susceptible to a widespread outbreak of an illness or other health issue, such as the ongoing 2019 Coronavirus outbreak ("COVID-19"), and which now has since spread globally, resulting in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible. The quarantines, travel bans, work and other restrictions were initially put in place on a national level in China in January 2020, and with the global spread of the virus, subsequently adopted in many other countries and regions throughout the first half of 2020 with many restrictions commencing in Asia Pacific, Europe, North America and South America. Many of these restrictions remained in place during the second quarter of 2020.

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

During the three and six months ended June 30, 2020, COVID-19 had a negative impact on our business, primarily related to reduced global customer demand. We remain cautious as uncertainties related to COVID-19 and the resulting impact to the economy continues in all regions of the world and market conditions may also change quickly. With the global spread of the virus and related negative impact to the global economy, we expect reduced global sales volume from lower customer demand in future quarters. Our operations could be negatively affected further if our employees who are currently not subject to stay-at-home or work restriction orders are quarantined or become ill as a result of exposure to COVID-19, or if they become subject to governmental COVID-19 curfews or stay-at-home orders. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world. While it is extremely difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations and financial condition could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program

April 1 to April 30, 2020	—	$—	—	$1,133,425
May 1 to May 31, 2020	—	$—	—	$1,133,425
June 1 to June 30, 2020	—	$—	—	$1,133,425
Total	—	$—	—	$1,133,425

The Company has a share repurchase program of which there is $1.1 billion of remaining to repurchase common shares as of June 30, 2020. We have purchased 28.9 million shares since the inception of the program through June 30, 2020.

We did not repurchase any shares in the three month period ended June 30, 2020. During the six months ended June 30, 2020 and 2019, we spent $200 million and $372.5 million on the repurchase of 268,161 and 539,326 shares at an average price per share of $745.80 and $690.66, respectively. We also reissued 114,109 shares and 226,595 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2020 and 2019, respectively.

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

Mettler-Toledo International Inc.
Date:	July 31, 2020	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer