Form 10-Q
period 2020-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2020-11-06
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020, OR
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

The Registrant had 23,794,563 shares of Common Stock outstanding at September 30, 2020.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2020 and 2019
(In thousands, except share data)
(unaudited)

	September 30, 2020	September 30, 2019
Net sales
Products	$630,372	$586,756
Service	176,985	167,110
Total net sales	807,357	753,866
Cost of sales
Products	254,050	233,369
Service	83,699	85,441
Gross profit	469,608	435,056
Research and development	34,656	36,015
Selling, general and administrative	204,974	202,826
Amortization	14,121	12,329
Interest expense	9,310	9,800
Restructuring charges	4,570	6,732
Other income, net	(3,832)	(2,005)
Earnings before taxes	205,809	169,359
Provision for taxes	44,042	39,964
Net earnings	$161,767	$129,395

Basic earnings per common share:
Net earnings	$6.76	$5.28
Weighted average number of common shares	23,922,272	24,487,268

Diluted earnings per common share:
Net earnings	$6.68	$5.20
Weighted average number of common and common equivalent shares	24,225,204	24,880,179

Comprehensive income, net of tax (Note 9)	$180,099	$115,842

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2020 and 2019
(In thousands, except share data)
(unaudited)

	September 30, 2020	September 30, 2019
Net sales
Products	$1,656,819	$1,677,030
Service	490,373	487,654
Total net sales	2,147,192	2,164,684
Cost of sales
Products	662,681	670,401
Service	242,524	251,370
Gross profit	1,241,987	1,242,913
Research and development	100,236	108,650
Selling, general and administrative	593,852	612,466
Amortization	42,008	36,877
Interest expense	29,111	27,776
Restructuring charges	7,335	11,146
Other income, net	(10,118)	(4,253)
Earnings before taxes	479,563	450,251
Provision for taxes	93,119	81,891
Net earnings	$386,444	$368,360

Basic earnings per common share:
Net earnings	$16.13	$14.93
Weighted average number of common shares	23,963,311	24,677,546

Diluted earnings per common share:
Net earnings	$15.92	$14.67
Weighted average number of common and common equivalent shares	24,272,354	25,103,173

Comprehensive income, net of tax (Note 9)	$382,844	$355,788

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2020 and December 31, 2019
(In thousands, except share data)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$153,686	$207,785
Trade accounts receivable, less allowances of $17,979 at September 30, 2020
and $17,009 at December 31, 2019	521,777	566,256
Inventories	292,329	274,285
Other current assets and prepaid expenses	78,528	61,321
Total current assets	1,046,320	1,109,647
Property, plant and equipment, net	758,010	748,657
Goodwill	541,722	535,979
Other intangible assets, net	199,151	206,242
Deferred tax assets, net	37,115	36,978
Other non-current assets	184,218	151,818
Total assets	$2,766,536	$2,789,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$146,646	$185,592
Accrued and other liabilities	180,139	166,118
Accrued compensation and related items	140,845	155,402
Deferred revenue and customer prepayments	150,476	122,489
Taxes payable	90,864	69,043
Short-term borrowings and current maturities of long-term debt	55,111	55,868
Total current liabilities	764,081	754,512
Long-term debt	1,169,136	1,235,350
Deferred tax liabilities, net	41,979	45,267
Other non-current liabilities	348,273	333,412
Total liabilities	2,323,469	2,368,541
Commitments and contingencies (Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 23,794,563 and
24,125,317 shares at September 30, 2020 and December 31, 2019, respectively	448	448
Additional paid-in capital	799,701	783,871
Treasury stock at cost (20,991,448 shares at September 30, 2020, and 20,660,694 shares at December 31, 2019)	(4,912,096)	(4,539,154)
Retained earnings	4,882,287	4,499,288
Accumulated other comprehensive loss	(327,273)	(323,673)
Total shareholders’ equity	443,067	420,780
Total liabilities and shareholders’ equity	$2,766,536	$2,789,321
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2020 and 2019
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	171,752	—	751	28,257	(18)	—	28,990
Repurchases of common stock	(290,429)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,482	—	—	—	4,482
Net earnings	—	—	—	—	111,805	—	111,805
Other comprehensive income (loss), net of tax	—	—	—	—	—	12,660	12,660
Balance at March 31, 2019	24,803,286	$448	$769,950	$(3,972,597)	$4,053,703	$(289,754)	$561,750
Exercise of stock options and restricted stock units	54,843	—	—	9,307	(540)	—	8,767
Repurchases of common stock	(248,897)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,338	—	—	—	4,338
Net earnings	—	—	—	—	127,160	—	127,160
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,679)	(11,679)
Balance at June 30, 2019	24,609,232	$448	$774,288	$(4,149,540)	$4,180,323	$(301,433)	$504,086
Exercise of stock options and restricted stock units	246	—	117	43	—	—	160
Repurchases of common stock	(255,277)	—	—	(186,250)	—	—	(186,250)
Share-based compensation	—	—	4,463	—	—	—	4,463
Net earnings	—	—	—	—	129,395	—	129,395
Other comprehensive income (loss), net of tax	—	—	—	—	—	(13,553)	(13,553)
Balance at September 30, 2019	24,354,201	$448	$778,868	$(4,335,747)	$4,309,718	$(314,986)	$438,301

Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options and restricted stock units	50,372	—	—	9,355	(2,220)	—	7,135
Repurchases of common stock	(268,161)	—	—	(200,000)	—	—	(200,000)
Share-based compensation	—	—	4,395	—	—	—	4,395
Net earnings	—	—	—	—	98,115	—	98,115
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,028)	(24,028)
Balance at March 31, 2020	23,907,528	$448	$788,266	$(4,729,799)	$4,595,183	$(347,701)	$306,397
Exercise of stock options and restricted stock units	63,737	—	—	11,837	(1,222)	—	10,615
Share-based compensation	—	—	4,423	—	—	—	4,423
Net earnings	—	—	—	—	126,562	—	126,562
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,096	2,096
Balance at June 30, 2020	23,971,265	$448	$792,689	$(4,717,962)	$4,720,523	$(345,605)	$450,093
Exercise of stock options and restricted stock units	30,667	—	2,582	5,865	(3)	—	8,444
Repurchases of common stock	(207,369)	—	—	(199,999)	—	—	(199,999)
Share-based compensation	—	—	4,430	—	—	—	4,430
Net earnings	—	—	—	—	161,767	—	161,767
Other comprehensive income (loss), net of tax	—	—	—	—	—	18,332	18,332
Balance at September 30, 2020	23,794,563	$448	$799,701	$(4,912,096)	$4,882,287	$(327,273)	$443,067

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2020 and 2019
(In thousands)
(unaudited)

	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net earnings	$386,444	$368,360
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,949	29,348
Amortization	42,008	36,877
Deferred tax benefit	(6,990)	(17,963)
Share-based compensation	13,248	13,283
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	49,084	23,096
Inventories	(11,421)	(17,494)
Other current assets	(8,733)	(7,713)
Trade accounts payable	(40,874)	(45,659)
Taxes payable	19,117	16,658
Accruals and other	998	2,948
Net cash provided by operating activities	473,830	401,741
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3,046	1,248
Purchase of property, plant and equipment	(57,428)	(71,627)
Acquisitions	(6,242)	(2,004)
Net hedging settlements on intercompany loans	(9,421)	(4,099)
Net cash used in investing activities	(70,045)	(76,482)
Cash flows from financing activities:
Proceeds from borrowings	1,148,360	807,711
Repayments of borrowings	(1,231,191)	(660,795)
Proceeds from stock option exercises	26,194	37,916
Repurchases of common stock	(399,999)	(558,749)
Acquisition contingent consideration payment	—	(10,000)
Other financing activities	(800)	1,753
Net cash used in financing activities	(457,436)	(382,164)
Effect of exchange rate changes on cash and cash equivalents	(448)	(671)
Net decrease in cash and cash equivalents	(54,099)	(57,576)
Cash and cash equivalents:
Beginning of period	207,785	178,110
End of period	$153,686	$120,534

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

1.BASIS OF PRESENTATION
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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials and parts	$130,478	$129,294
Work-in-progress	51,989	43,202
Finished goods	109,862	101,789
	$292,329	$274,285
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
Other intangible assets consisted of the following:

	September 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$200,528	$(65,555)	$134,973	$197,764	$(58,851)	$138,913
Proven technology and patents	76,689	(50,223)	26,466	75,170	(46,532)	28,638
Tradenames (finite life)	4,657	(3,258)	1,399	4,594	(3,124)	1,470
Tradenames (indefinite life)	35,524	—	35,524	35,474	—	35,474
Other	5,201	(4,412)	789	5,462	(3,715)	1,747
	$322,599	$(123,448)	$199,151	$318,464	$(112,222)	$206,242

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $4.0 million and $3.8 million for the three months ended September 30, 2020 and 2019, respectively and $11.8 million and $11.3 million for the nine months ended September 30, 2020 and 2019, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $15.8 million for 2020, $14.7 million for 2021, $13.2 million for 2022, $14.0 million for 2023, $12.7 million for 2024 and $11.8 million for 2025. Purchased intangible amortization was $3.8 million, $2.8 million after tax, and $3.7 million, $2.8 million after tax, for the three months ended September 30, 2020 and 2019, respectively and $11.2 million, $8.5 million after tax, and $10.6 million, $8.0 million after tax, for the nine months ended September 30, 2020 and 2019, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.1 million and $8.4 million for the three months ended September 30, 2020 and 2019, respectively and $30.0 million and $25.4 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Employee Termination Benefits
In situations where contractual termination benefits exist, the Company records accruals for employee termination benefits when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. All other employee termination arrangements are recognized and measured at their fair value at the communication date unless the employee is required to render additional service after the legal notification period, in which case the liability is recognized ratably over the future service period.
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.4 million and $13.2 million of share-based compensation expense for the three and nine months ended September 30, 2020, respectively, compared to $4.5 million and $13.3 million for the corresponding periods in 2019.

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

In August 2018, the FASB issued ASU 2018-14: Compensation - Retirement Benefit which amends the current disclosure requirements for defined benefit pension plans and other post-retirement plans. The change in the disclosures will be applied retrospectively and becomes effective for fiscal years ending after December 15, 2020 with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12: Income Taxes which removes certain exceptions to the general principles of ASC 740 related to intraperiod tax allocation exceptions, deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods. In addition, the ASU amends the interim guidance to clarify that all tax effects, both deferred and current, related to enactments of tax laws or rate changes should be accounted for in the interim period that includes the enactment date. The change is applied prospectively and becomes effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 follows:

For the three months ended September 30, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$212,607	$30,507	$124,073	$150,879	$112,306	$630,372
Service Revenue:
Point in time	52,000	6,329	34,519	11,414	28,602	132,864
Over time	14,341	2,012	19,038	2,938	5,792	44,121
Total	$278,948	$38,848	$177,630	$165,231	$146,700	$807,357

For the three months ended September 30, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$203,291	$26,114	$120,510	$129,163	$107,678	$586,756
Service Revenue:
Point in time	53,035	5,191	31,852	10,111	27,665	127,854
Over time	12,712	2,110	16,290	3,018	5,126	39,256
Total	$269,038	$33,415	$168,652	$142,292	$140,469	$753,866

For the nine months ended September 30, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$578,405	$76,796	$334,408	$369,351	$297,859	$1,656,819
Service Revenue:
Point in time	148,577	16,611	93,855	28,304	77,768	365,115
Over time	42,714	6,286	51,743	9,083	15,432	125,258
Total	$769,696	$99,693	$480,006	$406,738	$391,059	$2,147,192

For the nine months ended September 30, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$580,155	$77,142	$352,260	$364,620	$302,853	$1,677,030
Service Revenue:
Point in time	156,221	15,176	97,182	27,363	80,324	376,266
Over time	35,202	6,032	48,798	8,490	12,866	111,388
Total	$771,578	$98,350	$498,240	$400,473	$396,043	$2,164,684

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
A summary of revenue by major geographic destination for the three and nine months ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Americas	$304,963	$298,304	$840,087	$849,282
Europe	232,133	212,736	621,126	629,600
Asia / Rest of World	270,261	242,826	685,979	685,802
Total	$807,357	$753,866	$2,147,192	$2,164,684
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

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Laboratory	$430,516	$388,441	$1,147,078	$1,127,833
Industrial	322,808	315,337	863,987	889,716
Retail	54,033	50,088	136,127	147,135
Total	$807,357	$753,866	$2,147,192	$2,164,684

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of September 30, 2020 and December 31, 2019 was $29.4 million and $17.4 million respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the nine month periods ending September 30, 2020 and 2019:

	2020	2019
Beginning balances as of January 1	$122,489	$105,381
Customer pre-payments/deferred revenue	435,952	466,617
Revenue recognized	(409,391)	(442,904)
Foreign currency translation	1,426	(2,169)
Ending balance as of September 30	$150,476	$126,925
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
4.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate and cross currency swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate and cross currency swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portion of the cash flow hedges, also see Note 5 and Note 9 to the interim consolidated financial statements. As also mentioned in Note 7, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiary.
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
    In 2013, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement has the effect of changing the floating rate LIBOR-based interest payments associated with $50 million of borrowings under the Company’s credit facility to a fixed obligation of 2.52% beginning in October 2015 and matured in October 2020.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2020 and December 31, 2019, respectively. A derivative loss of $0.5 million based upon interest rates and foreign currency rates at September 30, 2020, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of September 30, 2020.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2020 and December 31, 2019, respectively, and disclosed in Note 5. The Company recognized in other charges (income) related to these instruments, a net gain of $7.1 million and a net loss of $3.7 million during the three months ended September 30, 2020 and 2019, respectively, and a net gain of $0.1 million and a net loss of $8.2 million during the nine months ended September 30, 2020 and 2019, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At September 30, 2020 and December 31, 2019, these contracts had a notional value of $500.7 million and $494.6 million, respectively.
5.    FAIR VALUE MEASUREMENTS
At September 30, 2020 and December 31, 2019, the Company had derivative assets totaling $5.2 million and $1.6 million respectively, and derivative liabilities totaling $18.7 million and $9.0 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not need to present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2020 and December 31, 2019.
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

	September 30, 2020	December 31, 2019	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$5,167	$1,568	Other current assets and prepaid expenses
Total derivative assets	$5,167	$1,568

Foreign currency forward contracts not designated as hedging instruments	$2,740	$2,392	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	99	371	Accrued and other liabilities
Cross currency swap agreement	8,742	—	Accrued and other liabilities
Interest rate swap agreements	3,075	1,548	Other non-current liabilities
Cross currency swap agreement	4,091	4,706	Other non-current liabilities
Total derivative liabilities	$18,747	$9,017
The Company had $18.9 million and $8.2 million of cash equivalents at September 30, 2020 and December 31, 2019, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt exceeds the carrying value by approximately $52.2 million as of September 30, 2020. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
6.    INCOME TAXES
The Company's reported tax rate was 21.4% and 23.6% during the three months ended September 30, 2020 and 2019, respectively and 19.4% and 18.2% during the nine months ended September 30, 2020 and 2019, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 20.5% and 20.0% before non-recurring discrete tax items during 2020 and 2019, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    DEBT
Debt consisted of the following at September 30, 2020:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	145,637	145,637
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	157,288	157,288
Debt issuance costs, net	(1,191)	(889)	(2,080)
Total Senior Notes	473,809	302,036	775,845
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	321,005	71,024	392,029
Other local arrangements	1,581	54,792	56,373
Total debt	796,395	427,852	1,224,247
Less: current portion	(374)	(54,737)	(55,111)
Total long-term debt	$796,021	$373,115	$1,169,136
    As of September 30, 2020, the Company had $700.7 million of additional borrowings available under its Credit Agreement, and the Company maintained $153.7 million of cash and cash equivalents.
    On January 24, 2020, the Company issued $50 million Senior notes with a fixed interest rate of 3.19%, which will mature January 24, 2035. The terms of the Senior Notes are consistent with the previously issued Senior Notes as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes. The Company was in compliance with its debt covenants at September 30, 2020.
The Company has designated the EUR 125 million 1.47% Senior Notes and the EUR 135 million 1.30% Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $11.2 million and an unrealized gain of $5.3 million for the three months ended September 30, 2020 and 2019, respectively, and an unrealized loss of $11.3 million and an unrealized gain of $6.3 million for the nine month periods ended September 30, 2020 and 2019, respectively. The Company has a loss of $12.8 million recorded in accumulated other comprehensive income (loss) as of September 30, 2020.

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to be added to its share repurchase program, which has $0.9 billion of remaining availability as of September 30, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 29.1 million shares since the inception of the program in 2004 through September 30, 2020. During the nine months ended September 30, 2020 and 2019, the Company spent $400 million and $558.7 million on the repurchase of 475,530 shares and 794,603 shares at an average price per share of $841.14 and $703.16, respectively. The Company also reissued 144,776 shares and 226,841 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2020 and 2019, respectively.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Net earnings	$161,767	$129,395	$386,444	$368,360
Other comprehensive income (loss), net of tax	18,332	(13,553)	(3,600)	(12,572)
Comprehensive income, net of tax	$180,099	$115,842	$382,844	$355,788

    The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2020 and 2019:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(7,689)	—	(7,689)
Foreign currency translation adjustment	(571)	—	(11,662)	(12,233)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	5,524	10,798	16,322
Net change in other comprehensive income (loss), net of tax	(571)	(2,165)	(864)	(3,600)
Balance at September 30, 2020	$(61,586)	$(3,387)	$(262,300)	$(327,273)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	1,170	—	1,170
Foreign currency translation adjustment	(21,854)	—	2,677	(19,177)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,586)	9,021	5,435
Net change in other comprehensive income (loss), net of tax	(21,854)	(2,416)	11,698	(12,572)
Balance at September 30, 2019	$(85,767)	$(1,714)	$(227,505)	$(314,986)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three Months Ended
	September 30,
	2020	2019	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$833	$31	Interest expense
Cross currency swap agreement	2,936	(3,621)	(a)
Total before taxes	3,769	(3,590)
Provision for taxes	440	(275)	Provision for taxes
Total, net of taxes	$3,329	$(3,315)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,746	$3,890	(b)
Provision for taxes	1,047	874	Provision for taxes
Total, net of taxes	$3,699	$3,016
(a) The cross currency swap reflects an unrealized loss of $3.4 million for the three months ended September 30, 2020 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $0.4 million recorded in interest expense for the three months ended September 30, 2020.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended September 30, 2020 and 2019.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Nine Months Ended
	September 30,
	2020	2019	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$1,774	$(82)	Interest expense
Cross currency swap agreement	4,555	(3,823)	(a)
Total before taxes	6,329	(3,905)
Provision for taxes	805	(319)	Provision for taxes
Total, net of taxes	$5,524	$(3,586)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$13,835	$11,639	(b)
Provision for taxes	3,037	2,618	Provision for taxes
Total, net of taxes	$10,798	$9,021
(a) The cross currency swap reflects an unrealized loss of $6.5 million for the nine months ended September 30, 2020 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $1.9 million recorded in interest expense for the three months ended September 30, 2020.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the nine months ended September 30, 2020 and 2019.

10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine months ended September 30, relating to outstanding stock options and restricted stock units:

	2020	2019
Three months ended	302,932	392,911
Nine months ended	309,044	425,627
For the three months ended September 30, 2020, there were no anti-dilutive outstanding options or restricted stock units. Outstanding options and restricted stock units to purchase or receive 55,568 shares of common stock for the three months ended September 30, 2019, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 56,371 and 64,649 for the nine month period ended September 30, 2020 and 2019, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
11.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost, net	$326	$266	$4,750	$3,788	$—	$—	$5,076	$4,054
Interest cost on projected benefit obligations	889	1,146	1,208	2,547	5	16	2,102	3,709
Expected return on plan assets	(1,523)	(1,472)	(8,426)	(7,342)	—	—	(9,949)	(8,814)
Recognition of prior service cost	—	—	(1,819)	(1,679)	(18)	—	(1,837)	(1,679)
Recognition of actuarial losses/(gains)	643	593	5,947	5,149	(7)	(173)	6,583	5,569
Net periodic pension cost/(credit)	$335	$533	$1,660	$2,463	$(20)	$(157)	$1,975	$2,839

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost, net	$978	$797	$13,795	$11,290	$—	$—	$14,773	$12,087
Interest cost on projected benefit obligations	2,667	3,438	3,541	7,595	19	48	6,227	11,081
Expected return on plan assets	(4,571)	(4,415)	(24,530)	(21,846)	—	—	(29,101)	(26,261)
Recognition of prior service cost	—	—	(5,279)	(5,033)	(56)	—	(5,335)	(5,033)
Recognition of actuarial losses/(gains)	1,933	1,780	17,258	15,410	(21)	(518)	19,170	16,672
Net periodic pension cost/(credit)	$1,007	$1,600	$4,785	$7,416	$(58)	$(470)	$5,734	$8,546

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
12.    RESTRUCTURING CHARGES
For the three and nine months ended September 30, 2020, the Company has incurred $4.6 million and $7.3 million of restructuring expenses, respectively, which primarily relates to employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. A rollforward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2020 is as follows:

Total
Balance at December 31, 2019	$6,701
Restructuring charges	7,335
Cash payments and utilization	(6,261)
Impact of foreign currency	244
Balance at September 30, 2020	$8,019

13.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended September 30, 2020 and 2019 were $3.1 million and $1.2 million, respectively and $9.0 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively.
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2020
September 30, 2020	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$278,948	$30,857	$309,805	$65,493	$414,370
Swiss Operations	38,848	167,335	206,183	61,902	23,353
Western European Operations	177,630	42,130	219,760	36,954	88,292
Chinese Operations	165,231	54,314	219,545	81,055	651
Other (a)	146,700	1,509	148,209	23,554	15,056
Eliminations and Corporate (b)	—	(296,145)	(296,145)	(38,980)	—
Total	$807,357	$—	$807,357	$229,978	$541,722

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2020	Customers	Segments	Sales	Profit
U.S. Operations	$769,696	$84,761	$854,457	$163,012
Swiss Operations	99,693	462,671	562,364	164,060
Western European Operations	480,006	123,543	603,549	91,406
Chinese Operations	406,738	148,794	555,532	190,560
Other (a)	391,059	3,281	394,340	47,702
Eliminations and Corporate (b)	—	(823,050)	(823,050)	(108,841)
Total	$2,147,192	$—	$2,147,192	$547,899

(a)Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.
(b)Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

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

(a)Other includes reporting units in Eastern Europe, Latin America, Southeast Asia and other countries.
(b)Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Earnings before taxes	$205,809	$169,359	$479,563	$450,251
Amortization	14,121	12,329	42,008	36,877
Interest expense	9,310	9,800	29,111	27,776
Restructuring charges	4,570	6,732	7,335	11,146
Other charges (income), net	(3,832)	(2,005)	(10,118)	(4,253)
Segment profit	$229,978	$196,215	$547,899	$521,797

During the three months ended September 30, 2020, restructuring charges of $4.6 million were recognized, of which $2.3 million, $0.1 million, $1.8 million, and $0.4 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively. Restructuring charges of $6.7 million were recognized during the three months ended September 30, 2019, of which $2.0 million, $2.9 million, $1.7 million, and $0.1 million, related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively. Restructuring charges of $7.3 million were recognized during the nine months ended September 30, 2020, of which $2.9 million, $0.8 million, $2.9 million, $0.1 million and $0.6 million related to the Company’s U.S., Swiss, Western European, Chinese and Other Operations, respectively. Restructuring charges of $11.1 million were recognized during the nine months ended September 30, 2019, of which $3.6 million, $3.2 million, $3.8 million, and $0.5 million and related to the Company’s U.S., Swiss, Western European, and Chinese Operations, respectively.

15.    CONTINGENCIES
The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.
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
COVID-19
The 2019 Coronavirus (COVID-19) pandemic has resulted in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible. The quarantines, travel bans, work and other restrictions were initially put in place on a national level in China in January 2020, and with the global spread of the virus, subsequently adopted in other countries and regions during the first quarter of 2020 with many restrictions commencing in Asia Pacific, Europe, North America, and South America. These restrictions continue to change as COVID-19 evolves in each country and region.
The health and safety of our employees and business partners has been our highest priority throughout the COVID-19 pandemic, and we have implemented several preventative and protective measures relating to social distancing, hygiene, health monitoring, personal protective equipment, split shifts and remote work. We have also implemented business continuity plans and have been able to continue to support our customers with their essential businesses such as in life sciences, food manufacturing, chemicals (e.g. sanitizers, disinfectants, soaps etc.), food retail and transportation and logistics. Our production and logistics facilities are currently operational, and our office-based employees have been able to work remotely in adherence to applicable jurisdictional stay-at-home orders. Our supply chain is currently continuing with minimal interruption, and we generally maintain adequate product inventory levels and safety stock for certain components. We quickly adapted to leverage our digital and remote sales and service capabilities, while also meeting delivery requirements with our global supply chain. Our service organization also continues to provide on-site and remote customer support to facilitate uptime, productivity and regulatory compliance.
We have also implemented various temporary cost containment measures related to workforce management and discretionary spending. Our workforce management measures primarily include reduced work hours, salary freezes, and voluntary senior leadership salary reductions.
We maintain adequate liquidity consisting of approximately $700.7 million of additional borrowings available under our Credit Agreement, and $153.7 million of cash and cash equivalents as of September 30, 2020.
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
During the nine months ended September 30, 2020, COVID-19 had a negative impact on our business, primarily related to reduced customer demand in all regions. We remain cautious as uncertainties related to COVID-19 and the resulting impact to the economy continues in most regions of the world and market conditions may also change quickly. With the global spread of the virus and related negative impact to the global economy, we may experience reduced global sales volume due to lower customer demand in future quarters. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world. While it is extremely difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations and financial condition could be material.
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2020 and 2019 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$807,357	100.0	$753,866	100.0	$2,147,192	100.0	$2,164,684	100.0
Cost of sales	337,749	41.8	318,810	42.3	905,205	42.2	921,771	42.6
Gross profit	469,608	58.2	435,056	57.7	1,241,987	57.8	1,242,913	57.4
Research and development	34,656	4.3	36,015	4.8	100,236	4.7	108,650	5.0
Selling, general and administrative	204,974	25.4	202,826	26.9	593,852	27.7	612,466	28.3
Amortization	14,121	1.7	12,329	1.6	42,008	2.0	36,877	1.7
Interest expense	9,310	1.2	9,800	1.3	29,111	1.3	27,776	1.3
Restructuring charges	4,570	0.6	6,732	0.9	7,335	0.3	11,146	0.5
Other income, net	(3,832)	(0.5)	(2,005)	(0.3)	(10,118)	(0.5)	(4,253)	(0.2)
Earnings before taxes	205,809	25.5	169,359	22.5	479,563	22.3	450,251	20.8
Provision for taxes	44,042	5.5	39,964	5.3	93,119	4.3	81,891	3.8
Net earnings	$161,767	20.0	$129,395	17.2	$386,444	18.0	$368,360	17.0

Net sales
Net sales were $807.4 million and $753.9 million for the three months ended September 30, 2020, and 2019, respectively, and $2.1 billion and $2.2 billion for the nine months ended September 30, 2020 and 2019, respectively. This represents an increase of 7% and a decrease of 1% in U.S. dollars for the three and nine months ended September 30, 2020, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 6% and were flat for the three and nine months ended September 30, 2020, respectively. Net sales for the nine months ended September 30, 2020 were negatively impacted by the COVID-19 pandemic and related reduction in global customer demand on our operations. Net sales for the three months ended September 30, 2020 reflected improved customer demand in most businesses and regions with particularly strong growth in China and our laboratory-related products. While we saw increased business activity during the third quarter of 2020, we remain cautious as uncertainties relating to COVID-19 and the global economy continue and market conditions may change quickly. Net sales in local currencies may be adversely affected in future quarters by the COVID-19 pandemic related to unfavorable economic conditions and reduced customer demand.
Net sales by geographic destination for the three months ended September 30, 2020 in U.S. dollars increased in the Americas 2%, in Europe 9% and in Asia/Rest of World 11%, and in local currencies increased in the Americas 3%, in Europe 4% and in Asia/Rest of World 10%. Our net sales by geographic destination for the nine months ended September 30, 2020 in U.S. dollars decreased in both the Americas and in Europe 1%, while Asia/Rest of World was flat. Net sales by geographic destination for the nine months ended September 30, 2020 in local currencies decreased in the Americas 1%, in Europe 2% and increased in Asia/Rest of World 1%. Net sales in Asia/Rest of World in local currency for the three months ended September 30, 2020 includes local currency growth in China of 17% that benefited from increased customer demand. A discussion of sales by operating segment is included below.
As described in Note 19 to our consolidated financial statements for the year ended December 31, 2019, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 7% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2020 and decreased 1% in both U.S. dollars and in local currencies for the nine months ended September 30, 2020, compared to the corresponding periods in 2019. Service revenue (including spare parts) increased by 6% in U.S. dollars and 4% in local currencies for the three months ended September 30, 2020 and increased 1% in both U.S. dollars and in local currencies for the nine months ended September 30, 2020, compared to the corresponding periods in 2019.
Net sales of our laboratory products and services, which represented approximately 54% of our total net sales, increased 11% in U.S. dollars and 9% in local currencies for the three months ended September 30, 2020, and increased 2% in both U.S. dollars and in local currencies for the nine months ended September 30, 2020. The local currency increase in net sales of our laboratory-related products for the three months ended September 30, 2020 includes growth in most product categories, with excellent results in pipettes, as well as strong growth in automated chemistry and process analytics. The local currency increase in net sales of our laboratory-related products for the nine months ended September 30, 2020 includes strong growth in pipettes, automated chemistry and process analytics, offset in part by declines in other product categories.
Net sales of our industrial products and services, which represented approximately 40% of our total net sales increased, 2% in U.S. dollars and 1% in local currencies for the three months ended September 30, 2020, and decreased 3% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2020. The local currency increase in net sales of our industrial-related products for the three months ended September 30, 2020 includes strong growth in core industrial products, offset in part by a decline in product inspection. Core industrial growth included particularly strong growth in China. The local currency decrease in net sales of our industrial-related products for the nine months ended September 30, 2020 includes a decline in product inspection, offset in part by modest growth in core industrial products.
Net sales in our food retailing products and services, which represented approximately 6% of our total net sales, increased 8% in U.S. dollars and 5% in local currencies for the three months ended September 30, 2020, and decreased 7% in both U.S. dollars and in local currencies for the nine months ended September 30, 2020. The local currency increase in food retailing for the three months ended September 30, 2020 is primarily due to improved project activity in Europe and the Americas. The decline in food retailing for the nine months ended September 30, 2020 is primarily due to challenging market conditions.
Gross profit
Gross profit as a percentage of net sales was 58.2% and 57.7% for the three months ended September 30, 2020 and 2019, respectively and 57.8% and 57.4% for the nine months ended September 30, 2020 and 2019, respectively.
Gross profit as a percentage of net sales for products was 59.7% and 60.2% for the three months ended September 30, 2020 and 2019, respectively, and 60.0% for both the nine months ended September 30, 2020 and 2019.
Gross profit as a percentage of net sales for services (including spare parts) was 52.7% and 48.9% for the three months ended September 30, 2020 and 2019, respectively, and 50.5% and 48.5% for the nine months ended September 30, 2020 and 2019, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2020 primarily reflects favorable price realization, benefits from temporary cost savings measures and material cost reductions, offset in part by higher transportation costs and unfavorable business mix. Gross profit for the three month period also benefited from improved sales volume.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.3% and 4.8% for the three months ended September 30, 2020 and 2019, respectively, and was 4.7% and 5.0% for the nine months ended September 30, 2020 and 2019, respectively. Research and development expenses decreased 4% in U.S. dollars and 7% in local currencies for the three months ended September 30, 2020, and decreased 8% in U.S. dollars and 9% in local currencies for the nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The decrease relates to the timing of project activity and benefits from our temporary cost savings measures.
Selling, general and administrative expenses as a percentage of net sales were 25.4% and 26.9% for the three months ended September 30, 2020 and 2019, and was 27.7% and 28.3% for the nine months ended September 30, 2020 and 2019, respectively. Selling, general and administrative expenses increased 1% in U.S. dollars and decreased 1% in local currencies for the three months ended September 30, 2020, and decreased 3% in both U.S. dollars and in local currencies for the nine months ended September 30, 2020. The local currency decrease includes benefits from our temporary and ongoing cost savings initiatives.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $14.1 million and $12.3 million for the three months ended September 30, 2020 and 2019, respectively, and $42.0 million and $36.9 million for the nine months ended September 30, 2020 and 2019, respectively.
Interest expense was $9.3 million and $9.8 million for the three months ended September 30, 2020 and 2019, respectively, and $29.1 million and $27.8 million for the nine months ended September 30, 2020 and 2019, respectively.
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits was $3.1 million and $1.2 million for the three months ended September 30, 2020 and 2019, respectively, and $9.0 million and $3.5 million and for the nine months ended September 30, 2020 and 2019, respectively.

Our reported tax rate was 21.4% and 23.6% during the three months ended September 30, 2020 and 2019, respectively, and 19.4% and 18.2% during the nine months ended September 30, 2020 and 2019, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 20.5% and 20% before non-recurring discrete tax items for the three and nine months ended September 30, 2020 and 2019, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	%	2020	2019	%
Total net sales	$309,805	$297,113	4%	$854,457	$852,369	—%
Net sales to external customers	$278,948	$269,038	4%	$769,696	$771,578	—%
Segment profit	$65,493	$54,628	20%	$163,012	$146,599	11%

Total net sales and net sales to external customers both increased 4% for the three months ended September 30, 2020 compared with the corresponding period in 2019. Total net sales and net sales to external customers were both flat for the nine months ended September 30, 2020 compared with the corresponding period in 2019. Net sales to external customers for the three months ended September 30, 2020 includes particularly strong growth in pipettes, as well as automated chemistry and process analytics, offset in part by a decline in product inspection. Net sales to external customers for the nine months ended September 30, 2020 includes strong growth in pipettes, transportation and logistics, and automated chemistry, offset by declines in most product categories reflecting reduced customer demand as a result of COVID-19.
Segment profit increased $10.9 million and $16.4 million for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. Segment profit during the three and nine months ended September 30, 2020 includes benefits from our temporary cost savings measures and margin expansion initiatives. Segment profit during the three months ended September 30, 2020 also includes benefits from our increased net sales volume.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	%1)	2020	2019	%1)
Total net sales	$206,183	$194,151	6%	$562,364	$564,748	—%
Net sales to external customers	$38,848	$33,415	16%	$99,693	$98,350	1%
Segment profit	$61,902	$54,226	14%	$164,060	$156,361	5%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 6% in U.S. dollars and were flat in local currency for the three months ended September 30, 2020, and were flat in U.S. dollars and decreased 5% in local currency for the nine months ended September 30, 2020 compared to the corresponding periods in 2019. Net sales to external customers increased 16% in U.S. dollars and 11% in local currency for the three months ended September 30, 2020 and increased 1% in U.S. dollars and decreased 2% in local currency for the nine months ended September 30, 2020, compared to the corresponding periods in 2019. The increase in local currency net sales to external customers for the three months ended

September 30, 2020 includes strong growth in laboratory-related products, especially process analytics, pipettes and automated chemistry. Net sales to external customers for the nine months ended September 30, 2020 includes declines in most products related to lower customer demand as a result of COVID-19, offset in part by strong growth in automated chemistry, product inspection and pipettes.
Segment profit increased $7.7 million for both the three and nine month periods ended September 30, 2020, compared to the corresponding periods in 2019. Segment profit during the nine months ended September 30, 2020 includes benefits from our temporary cost savings measures and the timing of research and development activity, offset in part by unfavorable currency translation. Segment profit during the three months ended September 30, 2020 also includes benefits from our increased sales volume.

Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	%1)	2020	2019	%1)
Total net sales	$219,760	$211,446	4%	$603,549	$624,290	(3)%
Net sales to external customers	$177,630	$168,652	5%	$480,006	$498,240	(4)%
Segment profit	$36,954	$29,888	24%	$91,406	$77,842	17%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 4% in U.S. dollars and decreased 1% in local currencies for the three months ended September 30, 2020 and decreased 3% in both U.S. dollars and in local currencies for the nine months ended September 30, 2020, compared to the corresponding periods in 2019. Net sales to external customers increased 5% in U.S. dollars and were flat in local currencies for the three months ended September 30, 2020, and decreased 4% in both U.S. dollars and in local currencies for the nine months ended September 30, 2020, compared to the corresponding periods in 2019. Net sales to external customers for the three months ended September 30, 2020 includes strong growth in laboratory-related products, especially pipettes, and food retail, offset in part by a decline in product inspection. Net sales to external customers for the nine months ended September 30, 2020 includes declines in most product categories related to lower customer demand as a result of COVID-19, offset in part by strong growth in pipettes.

Segment profit increased $7.1 million and $13.6 million for the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding periods in 2019. Segment profit increased during the three and nine months ended September 30, 2020 primarily due to benefits from our temporary cost savings measures and margin expansion initiatives and timing of research and development project activity. Segment profit for the three months ended September 30, 2020 also includes benefits from our increased net sales volume.

Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	%1)	2020	2019	%1)
Total net sales	$219,545	$203,002	8%	$555,532	$570,608	(3)%
Net sales to external customers	$165,231	$142,292	16%	$406,738	$400,473	2%
Segment profit	$81,055	$72,745	11%	$190,560	$197,718	(4)%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 8% in U.S. dollars and 7% in local currency for the three months ended September 30, 2020 and decreased 3% in U.S. dollars and 1% in local currency for the nine months ended September 30, 2020, compared to the corresponding periods in 2019. Net sales to external customers increased 16% in U.S. dollars and 15% in local currency by origin for the three months ended September 30, 2020 and increased 2% in U.S. dollars and 3% in local currency during the nine months ended September 30, 2020, compared to the corresponding periods in 2019.

The increase in local currency net sales to external customers during the three months ended September 30, 2020 reflects strong growth in industrial and laboratory-related products that benefited from improved customer demand. However, uncertainty remains and market conditions may change quickly.

Segment profit increased $8.3 million and decreased $7.2 million for the three and nine month periods ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The decrease in segment profit for the nine months ended September 30, 2020 primarily reflects the decline in total net sales as well as unfavorable foreign currency translation, offset in part by our temporary cost savings measures. Segment profit for the three months ended September 30, 2020 also includes benefits from our increased net sales volume.

Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	%1)	2020	2019	%1)
Total net sales	$148,209	$141,982	4%	$394,340	$400,151	(1)%
Net sales to external customers	$146,700	$140,469	4%	$391,059	$396,043	(1)%
Segment profit	$23,554	$17,938	31%	$47,702	$45,425	5%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales and net sales to external customers increased 4% in U.S. dollars and 5% in local currencies for the three months ended September 30, 2020, compared to corresponding periods in 2019. Total net sales decreased 1% in U.S. dollars and were flat in local currencies for the nine months ended September 30, 2020, compared to the corresponding periods in 2019. Net sales to external customers decreased 1% in U.S. dollars and increased 1% in local currencies for the nine months ended September 30, 2020, compared to the corresponding periods in 2019. The increase in net sales to external customers for the three months ended September 30, 2020 includes solid growth in most product categories. The increase in net sales to external customers for the nine months ended September 30, 2020 includes growth in laboratory-related products offset in part by a decline in industrial-related products due to reduced customer demand related to COVID-19.

Segment profit increased $5.6 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, compared to the corresponding periods in 2019. The increase in segment profit for the nine months ended September 30, 2020 primarily reflects benefits from our temporary cost saving measures, offset in part by unfavorable foreign currency translation. The increase in segment profit for the three months ended September 30, 2020 also includes benefits from our higher net sales volume.
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
Cash provided by operating activities totaled $473.8 million during the nine months ended September 30, 2020, compared to $401.7 million in the corresponding period in 2019. The increase for the nine months ended September 30, 2020 benefited from favorable working capital including strong cash collections and higher net earnings as compared to the prior year period.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $57.4 million for the nine months ended September 30, 2020 compared to $71.6 million in the corresponding period in 2019. We expect to make net investments in new or expanded manufacturing facilities of $10 million to $15 million over the next two years.

    Senior Notes and Credit Facility Agreement
Our debt consisted of the following at September 30, 2020:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	145,637	145,637
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	157,288	157,288
Debt issuance costs, net	(1,191)	(889)	(2,080)
Total Senior Notes	473,809	302,036	775,845
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	321,005	71,024	392,029
Other local arrangements	1,581	54,792	56,373
Total debt	796,395	427,852	1,224,247
Less: current portion	(374)	(54,737)	(55,111)
Total long-term debt	$796,021	$373,115	$1,169,136
As of September 30, 2020, approximately $700.7 million of additional borrowings was available under our Credit Agreement, and we maintained $153.7 million of cash and cash equivalents. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers related to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants at September 30, 2020.
We currently believe that cash flow from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities and our cash balances, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for the foreseeable future.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the nine months ended September 30, 2019, we paid $10 million related to the settlement of the Biotix acquisition contingent consideration as further described in Note 4 of our Annual Report on Form 10-K for the year ended December 31, 2019.
    In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2020.
Share Repurchase Program

In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to be added to our share repurchase program, which has $0.9 billion of remaining availability as of September 30, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 29.1 million shares since the inception of the program through September 30, 2020. During the nine months ended September 30, 2020 and 2019, we spent $400 million and $558.7 million on the repurchase of 475,530 and 794,603 shares at an average price per share of $841.14 and $703.16, respectively. We also reissued 144,776 shares and 226,841 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2020 and 2019, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changes in exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings decrease. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also decrease. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.6 million to $1.8 million annually.
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $1.8 million to $2.0 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2020, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $22.6 million in the reported U.S. dollar value of our debt.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2020, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and nine months ended September 30, 2020 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, except the following update.

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

For instance, we are susceptible to a widespread outbreak of an illness or other health issue, such as the ongoing 2019 Coronavirus outbreak ("COVID-19"), and which now has since spread globally, resulting in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak has caused many governments to implement stay-at-home orders, quarantines and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and which require these employees to work remotely if possible. The quarantines, travel bans, work and other restrictions were initially put in place on a national level in China in January 2020, and with the global spread of the virus, subsequently adopted in many other countries and regions throughout the first half of 2020 with many restrictions commencing in Asia Pacific, Europe, North America and South America. These restrictions continue to change as COVID-19 evolves in each country and region.

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

During the nine months ended September 30, 2020, COVID-19 had a negative impact on our business, primarily related to reduced global customer demand. We remain cautious as uncertainties related to COVID-19 and the resulting impact to the economy continues in all regions of the world and market conditions may also change quickly. With the global spread of the virus and related negative impact to the global economy, we may experience reduced global sales volume from lower customer demand in future quarters. Our operations could be negatively affected further if our employees who are currently not subject to stay-at-home or work restriction orders are quarantined or become ill as a result of exposure to COVID-19, or if they become subject to governmental COVID-19 curfews or stay-at-home orders. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world. While it is extremely difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations and financial condition could be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
July 1 to July 31, 2020	—	$—	—	$1,133,425
August 1 to August 31, 2020	104,644	$955.37	104,644	$1,033,449
September 1 to September 30, 2020	102,725	$973.69	102,725	$933,425
Total	207,369	$964.44	207,369	$933,425

In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to be added to our share repurchase program, which has $0.9 billion of remaining availability as of September 30, 2020. We have purchased 29.1 million shares since the inception of the program through September 30, 2020.

During the nine months ended September 30, 2020 and 2019, we spent $400 million and $558.7 million on the repurchase of 475,530 and 794,603 shares at an average price per share of $841.14 and $703.16, respectively. We also reissued 144,776 shares and 226,841 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2020 and 2019, respectively.
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

Mettler-Toledo International Inc.
Date:	November 6, 2020	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer