Form 10-K
period 2020-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2021-02-08
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer. ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
As of January 25, 2021 there were 23,408,050 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2020 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020) was approximately $19.3 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2021	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

FORWARD-LOOKING STATEMENTS DISCLAIMER

You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth and long-term impacts of COVID-19. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, and effects of acquisitions, and the impact of the COVID-19 pandemic on our business.
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

Item 1.Business
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
Our business is geographically diversified, with net sales in 2020 derived 30% from Europe, 38% from North and South America, and 32% from Asia and other countries. Our customer base is also diversified by industry and by individual end-customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments for sample preparation, synthesis, analytical bench top, material characterization, and in-line measurement. Our portfolio includes laboratory balances, liquid pipetting solutions, automated laboratory reactors including real-time analytics, titrators, pH meters, process analytics sensors and analyzer technology, physical value analyzers including density and refractometry instruments, thermal analysis systems, and other analytical instruments such as UV/VIS spectrophotometers and moisture analyzers. Our laboratory instruments have leading-edge embedded software and we also offer LabX, our laboratory software platform to manage and analyze data generated from our instruments. The laboratory instruments and related service business accounted for approximately 54% of our net sales in 2020, 52% in 2019, and 51% in 2018.
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

Pipettes
Pipettes are used in life science research laboratories for dispensing small volumes of liquids. We develop, manufacture, and distribute advanced pipettes, including single- and multi-channel manual and electronic pipettes. We also develop and produce high-value consumables such as pipette tips and tubes. We maintain service centers in the key markets where customers periodically send their pipettes for certified recalibrations. These service centers, combined with our advanced asset management solutions, provide our customers with innovative solutions to maintain their instruments and meet regulatory compliance. Our principal end-markets are pharmaceutical, biotech, and academia.
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
Laboratory Software
LabX, our laboratory software platform, manages and analyzes data generated by our balances, titrators, pH meters, physical value analyzers, and other analytical instruments like UV/VIS spectrophotometers. LabX provides full network capability; assists with workflow automation; has efficient, intuitive protocols; and enables customers to collect and archive data in compliance with the U.S. Food and Drug Administration’s traceability and data integrity requirements for electronically stored data (also known as 21 CFR Part 11).
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
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection, x-ray, checkweighing, and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments and related service business accounted for approximately 40% of our net sales in 2020 and 41% in 2019 and 2018.
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

Industrial Software
We offer software that can be used with our industrial instruments. Examples include FreeWeigh.Net, statistical quality control software; FormWeigh.Net, formulation/batching software; and DataBridge, which supports the operation of vehicle scales. FreeWeigh.Net and FormWeigh.Net provide full network capability and enable customers to collect and archive data in compliance with U.S. Food and Drug Administration requirements, 21 CFR Part 11.
Product Inspection
Increasing safety and consumer protection requirements are driving the need for more sophisticated end-of-line product inspection systems (e.g., for use in food processing and packaging, pharmaceutical, packaged consumer goods, and other industries). We are a leading global provider of metal detectors, x-ray systems, checkweighers, camera-based imaging equipment, and track-and-trace solutions that are used in these industries. Metal detectors are most commonly used to detect fine particles of metal that may be contained in raw materials or may be generated by the manufacturing process itself. X-ray inspection is used to detect metallic contamination in applications unsuited to metal detectors and many types of non-metallic contamination, such as glass, calcified bone, stones, and pits. Our x-ray systems are also used for mass control and for determining and controlling the fat content in meat. Checkweighers are used to control the filled weight of packaged goods such as food, pharmaceuticals, and cosmetics. Our camera-based vision inspection solutions provide in-line inspection of package quality, labels, and content, which are needs for food and beverage, consumer goods, and pharmaceutical companies. Vision inspection systems with associated specialist software enable our pharmaceutical customers to implement traceability and serialization tracking, as required by regulation. All of our technologies are integrated with material handling systems to ensure the correct presentation of the customer’s product to the device and the secure rejection of non-conforming product, and are frequently designed to comply with stringent hygiene standards. Our technologies may also be used together as components of integrated packaging lines. ProdX Inspect is our quality and productivity control software for helping customers comply with regulations and optimize process efficiency, either as a stand-alone solution or through integration with the customer’s manufacturing and enterprise systems.
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. The scale screen display allows for in-store marketing and can help encourage consumers in the store to make more purchase decisions at the point of sale. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 6% of our net sales in 2020, 7% in 2019, and 8% in 2018.
Customers and Distribution
Our principal customers include companies in the following key end-markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations and testing labs); food and beverage manufacturers; chemical, specialty chemicals, and cosmetics companies; food retailers; the transportation and logistics industry; the metals industry; the electronics industry; and the academic community.
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
We have a diversified customer base, with no single end-customer accounting for more than 1% of 2020 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2020, our sales and service group consisted of approximately 8,150 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in approximately 40 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expanding our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers’ locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on demand services, and replacement parts) accounted for approximately 22% of our net sales in 2020, 2019, and 2018.
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
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $425 million in research and development ($140 million in 2020, $144 million in 2019, and $141 million in 2018), which is approximately 5% of net sales for each year. Our research and development efforts fall into two categories:
•technology advancements, which generate new products or features and increase the value of our products. These advancements may be in the form of enhanced or new functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability, or automation through robotics or other means.
•cost reductions, which reduce the manufacturing cost of our products through better overall design and/or improve the ease of serviceability.
We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing, and product engineering. We have approximately 1,400 employees in research and development and product engineering in countries around the globe.
Manufacturing
We are a worldwide manufacturer, with facilities principally located in China, Switzerland, the United States, Germany, the United Kingdom, and Mexico. We emphasize product quality in our manufacturing operations, and most of our products require very strict tolerances and exact specifications. We use an extensive quality control system that is integrated into each step of the manufacturing process. All major manufacturing facilities have achieved ISO 9001 certification. We believe that our manufacturing capacity is sufficient to meet our present and currently anticipated demand. We expect to make net investments in new or expanded manufacturing facilities of approximately $10 million to $15 million in 2021.
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
Employees
Our total global workforce was 16,500, including 14,900 employees and 1,600 temporary personnel, as of December 31, 2020, and includes approximately 6,000 in Europe, 4,900 in North and South America, and 5,600 in Asia and other countries.
We are proud of our corporate culture and our talented employees. We endeavor to continue to provide an attractive work environment and keep our employees fully engaged. We know that our future success depends on attracting, developing, and retaining the best employees. We promote equal opportunity worldwide and value diversity in our global workforce, which reflects the diversity in the many communities in which we operate internationally. We employ people of more than 85 nationalities.
We wish to further promote all forms of diversity, and we encourage all employees, inclusive of all our demographics, to take on more responsibilities and management positions. As of December 31, 2020, approximately 35% of our global employee headcount was female, with approximately 27% holding management positions. We place great emphasis on performance management, training, and developing our employees across all levels and regions. During 2020, approximately 14,500 employees completed one or more training courses. Lastly, we have local safety programs in place in all relevant units, and select locations have implemented a certified work safety management system. Severe workplace accidents are rare and we have had no fatalities from occupational incidents in the past five years.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Approximately 7,400 employees are represented by collective bargaining or another arrangement organized to represent employee interests.
Sustainability
Sustainability touches all aspects of our business, from designing, sourcing, and producing our products, to selling and delivering them to our customers, to handling them at the end of their lifecycle. A sustainable mindset helps guide us to make the right decisions for our customers, employees, suppliers, shareholders, and the communities in which we operate our business. We want to manage our business sustainably to position the Company for long-term growth. More than 10 years ago, we launched our GreenMT program to pursue environmental, social, and governance priorities where we can have a significant impact. We do this in five key areas: (1) keeping our operations sustainable over the long term by ensuring we use resources efficiently, (2) helping our customers to be sustainable in their businesses by offering green products and services, (3) promoting responsible practices within our supply chain, (4) ensuring an engaged workforce through fair, attractive, safe, and development-minded workplaces, and (5) following corporate governance best practices.
We have set a number of goals relating to our GreenMT sustainability program, including reducing our carbon footprint and other environmental, social, and governance goals. As of 2020, we achieved carbon neutrality with respect to Scope 1 and Scope 2 CO2 emissions. We also broadened our goals relating to waste, including reducing our waste intensity by 20% and achieving zero waste to landfill, in each case by 2025. We report annually on our progress in our Corporate Responsibility Report, available on www.mt.com/sustainability.
Blue Ocean Program
“Blue Ocean” refers to our program to establish a global operating model with standardized, automated, and integrated processes and high levels of global data transparency. It encompasses an enterprise architecture, with a global, single-instance ERP system. Within our IT systems, we continue to move toward integrated, homogeneous applications and common data structures. We are also largely standardizing our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period. We have implemented the Blue Ocean program in our Swiss, Chinese, U.K., Benelux, German, U.S., and Southeast Asia operations. We estimate that we have more than 80% of our users on the program, and we will continue to implement additional locations and functionality over the coming years.
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
We are currently involved in, or have potential liability with respect to, the remediation of past contamination in certain of our facilities. A former subsidiary of Mettler-Toledo, LLC known as Hi-Speed

Checkweigher Co., Inc. was one of two private parties ordered by the New Jersey Department of Environmental Protection, in an administrative consent order signed on June 13, 1988, to investigate and remediate certain ground water contamination at a property in Landing, New Jersey. After the other party under this order failed to fulfill its obligations, Hi-Speed became solely responsible for compliance with the order. Residual ground water contamination at this site is now within a Classification Exception Area which the Department of Environmental Protection has approved and within which the Company oversees monitoring of the decay of contaminants of concern. A concurrent Well Restriction Area also exists for the site. The Department of Environmental Protection does not view these vehicles as remedial measures, but rather as “institutional controls” that must be adequately maintained and periodically evaluated. We estimate that the costs of compliance associated with the site over the next several years will be approximately a total of $0.4 million.
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
We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have technological and other competitive advantages over many of our competitors, we may not be able to realize and maintain these advantages. These advantages include our worldwide market leadership positions; our global brand and reputation; our track record of technological innovation; our comprehensive, high-quality solution offering; our global sales and service offering; our large installed base of instruments; and the diversification of our revenue base by geographic region, product range, application, and customer. To remain competitive, we must continue to invest in research and development, sales and marketing, and customer service and support. We cannot be sure that we will have sufficient resources to continue to make these investments or that we will be successful in identifying, developing, and maintaining any competitive advantages.
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
Company Website and Information
You can find our website on the internet at www.mt.com. The website contains information about us and our operations. The information contained on our website is not included in, or incorporated by reference into, this annual report on Form 10-K. You can view and download free of charge copies of each of our filings with the SEC on Form 10-K, Form 10-Q, Form 8-K, and Schedule 14A and all amendments to those reports by accessing www.mt.com, clicking on About Us, Investor Relations, and then clicking on SEC Filings. The SEC maintains a website at https://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our website also contains copies of the following documents that you can download free of charge:
•Corporate Governance Guidelines
•Audit Committee Charter
•Compensation Committee Charter
•Nominating and Corporate Governance Committee Charter
•Code of Conduct
•Equal Employment Opportunity Policy
•Business Partner Code of Conduct
•Ethical, Social, and Quality Standards
•Corporate Responsibility Report
•Environmental Policy
•Political Participation Policy
•Conflict Mineral Report
•Statement on Slavery, Human Trafficking, and Transparency in the Supply Chain
You can also obtain in print, free of charge, any of the above documents and any of our reports on Form 10-K, Form 10-Q, Form 8-K, and Schedule 14A and all amendments to those reports by sending a written request to our Investor Relations Department:
Investor Relations
Mettler-Toledo International Inc.
1900 Polaris Parkway
Columbus, OH 43240 U.S.A.
Phone: +1 614 438 4748
E-mail: mary.finnegan@mt.com

Item 1A.Risk Factors
Factors Affecting Our Future Operating Results
Operational Risks
The COVID-19 pandemic has negatively affected, and will likely continue to negatively affect, various aspects of our business, including our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and has resulted in, and will likely continue to result in, reduced demand from our customers as their businesses may also be negatively affected.
Our global operations are susceptible to global events that could have an adverse effect on our business results and financial condition.
For instance, we are susceptible to a widespread outbreak of an illness or other health issue, such as the ongoing coronavirus pandemic ("COVID-19"), which has spread globally, resulting in millions of confirmed cases throughout the world and in all countries where we conduct business. The pandemic has caused many governments to implement stay-at-home orders, quarantines, and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and that require these employees to work remotely if possible. Quarantines, travel bans, work and other restrictions were initially put in place on a national level in China in January 2020, and with the global spread of the virus, subsequently adopted in many other countries and regions with many restrictions in Asia Pacific, Europe, North America, and South America. These restrictions continue to change as COVID-19 evolves in each country and region.
As a result of pandemic outbreaks, including COVID-19, businesses can be shut down; supply chains can be interrupted, slowed, or rendered inoperable; and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. COVID-19 interferes with general commercial activity related to our supply chain and customer base. In addition, COVID-19 may negatively affect the global economy and our customers’ businesses, which may result in delayed or reduced purchases from us. Some customers may also have difficulty meeting their payment obligations to us, resulting in late payments or an inability of some customers to make payments at all.
During the year ended December 31, 2020, COVID-19 had a negative impact on our business, primarily related to reduced global customer demand. We remain cautious as uncertainties related to COVID-19 and the resulting impact to the economy continue in all regions of the world and market conditions may also change quickly. With the global spread of the virus and related negative impact to the global economy, we may experience reduced global sales volume from lower customer demand. Our operations could be negatively affected further if our employees who are currently not subject to stay-at-home or work restriction orders are quarantined or become ill as a result of exposure to COVID-19, or if they become subject to governmental COVID-19 curfews or stay-at-home orders. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world. While it is extremely difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations, and financial condition could be material.

We sell primarily to companies in developed countries. An economic downturn in these countries could hurt our operating results.
Most of our business is derived from companies in developed countries. Economic uncertainty in many parts of the world, including international trade disputes and sovereign debt levels in the European Union and the United States, are situations that we monitor closely. If developed countries were to experience slow growth or recession, we could see the following effects:
•a drop in demand for our products;
•companies being unable to finance their businesses;
•difficulty in obtaining materials and supplies;
•potential devaluation and/or impairment of assets;
•difficulty in collecting accounts receivables;
•an increase in accounts receivable write-offs; and
•greater foreign exchange rate volatility affecting our profitability and cash flow.
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
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations accounted for 19% of sales to external customers, approximately 32% of our global production, and 32% of total segment profit during 2020. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us, including the following:
•local tariffs and trade barriers;
•additions or revisions to a country's legal and regulatory requirements;
•difficulties in staffing and managing local operations and/or mandatory salary increases;
•credit risks arising from financial difficulties facing local customers and distributors;
•difficulties in protecting intellectual property;
•nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $43.2 million of cash at December 31, 2020 in our Chinese subsidiaries;
•restrictions on investments and/or limitations regarding foreign ownership;
•adverse tax consequences, including tax disputes and imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;
•the adoption of new or expansion of current travel restrictions or the intensification of trade wars;
•other uncertain local economic, political, and social conditions, including hyper-inflationary conditions or periods of low or no productivity growth; and
•credit tightening or reduction in credit availability for local customers.
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
We rely on our technology infrastructure to interact with suppliers, sell our products and services, fulfill orders, support our customers, and bill, collect, and make payments. Our system and processes may be susceptible to damage or interruption from cybersecurity incidents, such as terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. If there is a cybersecurity incident, we may suffer interruptions in service, loss of assets or data, or reduced functionality. Many of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality a cybersecurity incident could cause. Security breaches of our systems which allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, customers, or suppliers could result in our suffering significant financial and reputational damage.
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
In addition, regulatory or legislative action related to cybersecurity, privacy, and data protection worldwide, such as the European General Data Protection Regulation which went into effect in May 2018, may increase the costs to develop, implement, or secure our products or services. We expect cybersecurity regulations to continue to evolve and be costly to implement. If we violate or fail to comply with such regulatory or legislative requirements, we could be fined or otherwise sanctioned, and such fines or penalties could have a material adverse effect on our business and operations.

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
We have also been implementing a program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over a multi-year period. We have implemented the program in our Swiss, Chinese, U.K., Benelux, German, U.S., and Southeast Asia operations. We estimate that we have more than 80% of our users on the program and will continue to implement additional locations and functionality over the coming years. If our implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the program has increased our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
Our ability to manufacture and deliver products and services may be disrupted.
We have key manufacturing facilities located in China, Europe, and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as the COVID-19 pandemic described on page 14, strikes or other labor unrest, power interruptions, cybersecurity attacks, fire, earthquakes, hurricanes, floods, rising water levels, or other events beyond our control, we may be unable to satisfy customer demand for our products or services resulting in lost sales. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.
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
Our business involves certain operating risks, and our insurance may not be adequate to cover all insured losses of liabilities we might incur in our operations.
We have procured various insurance policies for certain types of insurance coverage and in varying coverage amounts. Our insurance may not be adequate to cover all losses or liabilities that we might incur in our operations. Furthermore, our insurance may not adequately protect us against liability from all of the hazards of our business. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. We also are subject to the risk that we may be unable to maintain or obtain insurance of the type and amount we desire at a reasonable cost. If we were to incur a significant liability for which we were uninsured or for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations, and cash flows.

Strategic Risks
A prolonged downturn or additional consolidation in the pharmaceutical, food and beverage, and chemical industries could adversely affect our operating results. A reduction in the capital resources or government funding of our customers could reduce our sales.
Our products are used extensively in the pharmaceutical, food and beverage, and chemical industries. Consolidation in these industries hurt our sales in prior years. In recent years, there has been an increase in consolidation within these industries. A prolonged global economic downturn, a downturn affecting one or more of these industries, or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. A decline in government funding of research or education could reduce some customers’ ability to purchase our products.
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
Financial Risks
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
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.0 million to $2.2 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2020, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $25.2 million in the reported U.S. dollar value of our debt.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2020, our consolidated balance sheet included goodwill of $550.3 million and other intangible assets of $196.8 million.
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
These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this type of financial crisis on financial institutions in Europe and globally could have an adverse effect on the global capital markets and, more specifically, on the ability of our Company, our customers, suppliers, and lenders to finance their respective businesses and to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products.
Legal, Tax, Regulatory, and Other Risks
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
Governments are facing greater pressure on public finances, which could lead to their more aggressively applying existing tax laws and regulations. Governments also periodically change tax laws and regulations. The Organization for Economic Co-Operation and Development ("OECD") is also performing an economic impact study that is expected to develop a solution to the digital economy, and also propose a supplement to the current transfer pricing arm’s length standard for allocating profit. While the OECD’s current focus appears to be related to the digital economy and consumer businesses, there is a possibility that the OECD also proposes changes to business-to-business transfer pricing regulations. Any changes in corporate income tax rates or regulations, on repatriation of dividends, earnings, or capital, or on transfer pricing, as well as changes in the interpretation of existing tax laws and regulations in the jurisdictions in which we operate, could adversely affect our cash flow and increase our overall tax burden, which would negatively affect our profitability. Potential OECD changes impacting consumer businesses could also have an unfavorable effect on some of our key customer segments such as pharmaceutical and food and beverage, which could result in a decline or delay in capital spending by our customers and a resulting decline in our revenues and lower profitability.
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
Political policy in the United States, China, the U.K., and certain European countries may impact global trade or create uncertainty. The United States government has recently adopted a new approach to trade policy and in certain cases to renegotiate, or possibly terminate, certain existing trade agreements. The United States government has also initiated tariffs on certain foreign goods, particularly those produced in China. As a result, certain foreign governments, including the Chinese government, have imposed retaliatory tariffs on goods that their countries import from the United States.
These various trade policy and regulatory actions described above may restrict our access to lower-cost countries in certain circumstances or otherwise create uncertainty, negatively impact global markets, and make it more difficult or costly for us to import our products into certain countries. The adoption and expansion of trade restrictions or other governmental action related to tariffs or trade agreements or policies could also lead to an economic downturn and/or could create unfavorable fluctuations in currency exchange rates (see above description "currency fluctuations affect our operating profits"). In times of uncertainty, some customers delay investments or defer normal replacement cycles, which could have an adverse impact on our sales. The adoption and expansion of trade restrictions or other governmental action related to tariffs or trade agreements or policies have the potential to adversely impact our business and financial performance.
The United Kingdom’s withdrawal from the European Union could adversely impact our results of operations.
In June 2016, voters in the United Kingdom ("U.K.") approved an advisory referendum to withdraw from the European Union ("E.U."), commonly referred to as "Brexit." On October 17, 2019, the U.K. Prime Minister and the E.U. agreed to new terms for the country’s exit from the E.U., which received all necessary parliamentary approvals. On January 31, 2020, the U.K. formally left the E.U. and immediately entered into an 11-month transition period during which all E.U. rules and trading agreements remained as they were. On December 24, 2020, the U.K. and E.U. agreed to a trade deal (the “Trade and Cooperation Agreement”) which was ratified by the U.K. on December 30, 2020. The Trade and Cooperation Agreement is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. The Trade and

Cooperation Agreement allows the U.K. and E.U. to continue trading without tariffs or quotas; however, the movement of goods between the U.K. and the remaining member states of the E.U. may be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. In addition, there are still a number of areas of uncertainty in connection with the future of the U.K. and its relationship with the E.U. and the application and interpretation of the Trade and Cooperation Agreement, and Brexit-related matters may take several years to be clarified and resolved. In particular, the Trade and Cooperation Agreement only covers the trade of goods and, therefore, uncertainty remains over the U.K.'s long-term trading of services relationship with the E.U. At this time, we cannot predict the potential impact of Brexit on our business. However, Brexit could adversely affect our operating results and financial condition.
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
Future laws, regulations, or customers may make additional demands on supply chain transparency. These demands can include more transparency into the activities of our suppliers with regard to human rights and sustainable sourcing. We have significant protections in place to ensure we partner with responsible suppliers, but increased demands may cause us to incur increased supply chain costs. If we cannot satisfy customers’ demands, we may lose business, and if we cannot meet new regulatory requirements, we may have to alter our sourcing at increased expense.
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
Risks Related to Our Debt
We have debt and we may incur substantially more debt, which could affect our ability to meet our debt obligations and may otherwise restrict our activities.
We have debt and we may incur substantial additional debt in the future. As of December 31, 2020, we had total indebtedness of approximately $1.2 billion, net of cash of $94.3 million. Our debt instruments allow us to incur substantial additional indebtedness.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $1.1 billion. Our credit facility is provided by a group of 15 financial institutions, which individually have between 1% and 11% of the total funding commitment. At December 31, 2020, we had borrowings of $497.5 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $1.1 billion amount available.
We are subject to risks associated with the discontinuation of LIBOR.
The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out the London Interbank Offered Rate ("LIBOR") by the end of 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and could result in higher borrowing costs. In addition, if changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our credit facility and swap arrangements, and we cannot predict what alternative rate or benchmark would be negotiated. This may also result in an increase in our interest expense.
General Risk Factors
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

In providing guidance on our future earnings, we evaluate our budgets, strategic plans, and other factors relating to our business. We make assumptions about external factors, including the following:
•the outlook for our end-markets and the global economy;
•the impact of external factors on our competition;
•the financial position of our customers and their willingness to pay for our products and services;
•the estimated costs of purchasing materials;
•developments in personnel costs;
•our estimated income tax expense; and
•rates for currency exchange, particularly between the Swiss franc and the euro and between the Chinese renminbi and the U.S. dollar.
Some of these assumptions may prove to be incorrect over time. For example, although no single end-customer accounts for more than 1% of our revenues, if a number of our customers experienced significant deteriorations in their financial positions concurrently, it could have an impact on our results of operations.
Some of our key internal assumptions include the following:
•our ability to implement our business strategy;
•our ability to implement price increases as forecasted;
•the effectiveness of our sales and marketing programs such as our Spinnaker, market penetration, and Field Turbo initiatives;
•the effectiveness of our programs to improve our service business, including growth, globalization, and productivity initiatives;
•our ability to develop and deliver innovative products and services;
•the continued growth of our sales in emerging markets; and
•the effectiveness of productivity and cost saving initiatives.
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

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nänikon, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, United Kingdom	Owned	Western European Operations
Salford, United Kingdom	Leased	Western European Operations
Viroflay, France (two facilities)	Owned	Western European Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Billerica, Massachusetts	Owned	U.S. Operations
Tampa, Florida	Owned	U.S. Operations
Tijuana, Mexico	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Building Owned;	Chinese Operations
Land Leased
Mumbai, India (four facilities)	Building, Land Owned (1); Leased (3)	Other Operations

Item 3.Legal Proceedings
We are not currently involved in any legal proceeding that we believe could have a material adverse effect upon our financial condition, results of operations, or cash flows. See the disclosure in Item 1 above under “Environmental Matters.”
Executive Officers of the Registrant
See Part III, Item 10 of this annual report for information about our executive officers.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “MTD.”
Holders
At January 25, 2021, there were 39 holders of record of common stock and 23,408,050 shares of common stock outstanding. We estimate we have approximately 116,897 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2015 through December 31, 2020 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.

$400
$300
$200
$100
$0
Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
12-31-15
12-31-16
12-31-17
12-31-18
12-31-19
12-31-20

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the S&P 500 Index, and SIC Code 3826 Index — Laboratory Analytical Instruments(a)

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Mettler-Toledo	$100	$123	$183	$167	$234	$336
S&P 500 Index	$100	$112	$136	$130	$171	$203
SIC Code 3826 Index	$100	$101	$139	$155	$212	$294
(a) The Performance Graph will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference. In addition, the Performance Graph will not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2020	97,777	$1,022.61	97,777	$833,435
November 1 to November 30, 2020	114,527	1,131.02	114,527	3,203,901
December 1 to December 31, 2020	127,818	1,138.12	127,818	3,058,426
Total	340,122	$1,102.52	340,122	$3,058,426
In November 2020, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program which has $3.1 billion of remaining availability as of December 31, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 29.4 million common shares since the inception of the program in 2004 through December 31, 2020, at a total cost of $5.9 billion. During the years ended December 31, 2020 and 2019, we spent $775 million in both years on the repurchase of 815,652 shares and 1,094,648 shares at an average price per share of $950.14 and $707.97, respectively. We reissued 162,176 shares and 298,002 shares held in treasury for the exercise of stock options and restricted stock units during 2020 and 2019, respectively.

Item 6.Selected Financial Data
The selected historical financial information set forth below as of and for the years then ended December 31 is derived from our consolidated financial statements. The financial information presented below, in thousands except share data, was prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

	2020	2019	2018	2017	2016
Statement of Operations Data:
Net sales	$3,085,177	$3,008,652	$2,935,586	$2,725,053	$2,508,257
Cost of sales	1,284,146	1,267,441	1,251,208	1,149,302	1,070,525
Gross profit	1,801,031	1,741,211	1,684,378	1,575,751	1,437,732
Research and development	140,102	143,950	141,071	128,308	119,196
Selling, general, and administrative	820,221	819,183	812,802	794,861	745,358
Amortization	56,665	49,690	47,524	42,671	36,052
Interest expense	38,616	37,411	34,511	32,785	28,026
Restructuring charges(a)	10,516	15,760	18,420	12,772	6,235
Other income, net(b)	(13,832)	(6,177)	(21,808)	(9,868)	(1,328)
Earnings before taxes	748,743	681,394	651,858	574,222	504,193
Provision for taxes(c)	146,004	120,285	139,247	198,250	119,823
Net earnings	$602,739	$561,109	$512,611	$375,972	$384,370
Basic earnings per common share:
Net earnings	$25.24	$22.84	$20.33	$14.62	$14.49
Weighted average number of common shares	23,882,648	24,567,609	25,215,674	25,713,575	26,517,768
Diluted earnings per common share:
Net earnings	$24.91	$22.47	$19.88	$14.24	$14.22
Weighted average number of common and common equivalent shares	24,199,230	24,974,457	25,781,324	26,393,783	27,023,905
Balance Sheet Data:
Cash and cash equivalents	$94,254	$207,785	$178,110	$148,687	$158,674
Working capital(d)	201,857	230,271	182,987	188,040	169,569
Total assets(e)	2,814,549	2,789,321	2,618,847	2,549,805	2,166,777
Long-term debt(d)	1,284,174	1,235,350	985,021	960,170	875,056
Other non-current liabilities(e)(f)	372,925	333,412	260,511	301,452	204,957
Shareholders’ equity(g)	282,675	420,780	590,063	547,280	434,943
_________________________
(a)Restructuring charges primarily relate to our global cost reduction programs. See Note 15 and Note 19 to the consolidated financial statements.
(b)Other charges (income), net includes non-service pension costs (benefits), losses (gains) from foreign currency transactions and related hedging activities, interest income, and other items. Other charges (income), net for 2018 includes a one-time gain of $18.7 million associated with the settlement of the Biotix acquisition contingent consideration, as well as a one-time legal charge of $3 million. Other charges (income), net includes $1.7 million and $1.1 million of acquisition costs for 2017 and 2016, respectively. Other charges (income), net for 2017 also includes a one-time gain of $3.4 million relating to the sale of a facility in Switzerland in connection with our initiative to consolidate certain Swiss operations into a new facility, while 2016 includes a one-time non-cash pension settlement charge of $8.2 million related to a lump sum offering to former employees of our U.S. pension plan.
(c)Provision for taxes for 2019 includes a non-cash net benefit of $15.8 million related to the enactment of Swiss tax reform. Provision for taxes for 2018 and 2017 includes charges of $3.6 million and $72 million, respectively, for the enactment of the Tax Cuts and Jobs Act. Of this aggregate amount, $62 million is expected to be paid over a period of up to eight years beginning in 2018. See Note 14 to the consolidated financial statements.

(d)Working capital represents total current assets net of cash, less total current liabilities net of short-term borrowings and current maturities of long-term debt and short-term lease liabilities.
(e)Includes a lease right-of-use asset of $98.6 million and $87.3 million, a short-term lease liability of $29.2 million and $27.6 million, and a long-term lease liability of $69.8 million and $60.9 million as of December 31, 2020 and 2019, respectively, in accordance with ASC 842 - Leases that went into effect on January 1, 2019.
(f)Other non-current liabilities consist of pension and other post-retirement liabilities, long-term taxes payable of $37 million, $41 million, $45 million, and $48 million as of December 31, 2020, 2019, 2018, and 2017 related to the Tax Cuts and Jobs Act, plus certain other non-current liabilities. See Note 13 to the consolidated financial statements for pension and other post-retirement disclosures.
(g)No dividends were paid during the five-year period ended December 31, 2020.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements.
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
Overview
We operate a global business with sales that are diversified by geographic region, product range, and customer. We hold leading positions worldwide in many of our markets and attribute this leadership to several factors, including the strength of our brand name and reputation, our comprehensive offering of innovative instruments and solutions, our Spinnaker sales and marketing program, and the breadth and quality of our global sales and service network.
Net sales in U.S. dollars increased 3% in 2020 and 2% in 2019. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 2% in 2020 and 5% in 2019. Net sales in 2020 were negatively impacted by the COVID-19 pandemic, which reduced global customer demand as further described below. However, we continue to benefit from our strong global leadership positions, diversified customer base, innovative product offering, investment in emerging markets, significant installed base, and the impact of our sophisticated global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance and redirecting resources to our most promising growth opportunities, increasing digitalization tools, and continuing to optimize our lead generation and lead nurturing processes. During 2020, we accelerated our ability to use advanced analytics to identify and pursue growth opportunities, while increasing the effectiveness of our digital tools to support our global sales organization. We also successfully adapted to a remote work environment and increased overall engagement with our customers with our Go-to-Market and digital approaches. We remain cautious as uncertainties relating to COVID-19 and the global economy continue and market conditions may change quickly. Net sales in local currencies may be adversely affected in future quarters by the COVID-19 pandemic related to unfavorable economic conditions and reduced customer demand.
Our laboratory sales experienced solid growth in 2020, particularly from life sciences and biotech customers. We also benefited from COVID-19 testing and vaccine development and production preparation activities in biopharma. We expect to continue to benefit from favorable biopharma market trends including the continued need for COVID-19 testing, treatment, and vaccine production activities. We should also benefit from increased customer demand for automation, digitalization, and safety; new facility investments; and continued focus on regulatory compliance including data integrity requirements. However, other segments such as academia and certain segments of chemical were negatively impacted in 2020 and may continue to be challenging.
Our industrial sales experienced a slight decline in 2020 as our product inspection business was particularly impacted in 2020 by reduced customer demand during COVID-19. Core industrial experienced growth, which included strong growth in China. We continue to benefit from our focus on the more attractive, faster-growing segments of the market and strong execution of our growth initiatives in each region. Emerging market economies, especially China, have historically been an important source of growth based upon the expansion of their domestic economies, and we expect this to be a continued source of future growth. Our core industrial-related products are also especially sensitive to changes in economic growth. We expect our industrial markets to also benefit from our customers’ focus on brand protection, food safety, and productivity within our product inspection end-market.
Our food retailing sales decreased during 2020 primarily due to a lack of key account activity, weak market conditions, and minimal customer investments during COVID-19. Traditionally, the spending levels in this sector have experienced more volatility than our other end-markets due to the timing of customer project activity and new regulations.
In 2021, we expect to continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Our global sales and marketing initiative, “Spinnaker,” continues to be an important growth strategy. We aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, and leveraging our product offering to larger customers through key account management. While this initiative is broad-based, efforts to improve these processes include utilizing advanced data analytics to identify, prioritize, and pursue growth opportunities, the implementation of more effective pricing and value-based selling strategies and processes, improved sales force guidance, training and effectiveness, cross-selling, increased segment marketing, and leads generation and nurturing activities. Over the past few years, we have also added field sales and service resources to pursue under-penetrated market opportunities and will consider additional investments to front-end resources as market conditions improve. We also continue to adapt our Go-to-Market approaches with additional inside and telesales resources, while also increasing digital customer interaction. In 2020, we also benefited from digitalization tools to gain efficiencies and increase the effectiveness of our field sales force. In addition, our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world, and we continue to leverage advanced data analytics and invest in sales and marketing activities to increase the proportion of our installed base that is under service contract, or sell new products that replace old products in our installed base. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance. In 2020, we also made adjustments to our service model to incorporate remote service, depot drop-off/pickup, and other approaches to ensure the safety of our technicians and customers.
Expanding Emerging Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 35% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets, and second, to leverage our low-cost manufacturing operations in China. We have more than a 30-year track record in China, and our sales in Asia have grown more than 12% on a compound annual growth basis in local currencies since 1999. Over the years, we have also broadened our product offering to the Asian markets. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, we experienced a 3% increase in emerging market local currency sales by destination during 2020 versus the prior year, which included 7% local currency sales growth in China. Within China, we continue to redeploy resources and sales and marketing efforts to the faster-growing segments of pharma, food manufacturing, chemical, and environment. We believe the long-term growth of these segments will be favorably impacted by the Chinese government’s emphasis on science, high-value industries, product quality, and food safety. We expect our laboratory and product inspection businesses will particularly benefit from our focus on these segments. We also continue to invest and add sales and marketing resources to pursue growth in under-penetrated emerging markets. However, emerging market sales can be volatile. In particular, China has historically been volatile and market conditions may change unfavorably due to various factors.
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
Expanding Our Margins. We continue to strive to improve our margins by more effectively pricing our products and services and optimizing our cost structure. For example, sophisticated data analytic tools provide us new insights to further refine our price strategies and processes. We also focus on reallocating resources and better aligning our cost structure to support our investments in market penetration initiatives, higher-growth areas, and opportunities for margin improvement. We have also initiated various cost reduction programs over the past few years, including temporary cost containment measures during 2020 in response to COVID-19. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs, and have increased our focus on these programs with our SternDrive initiative. SternDrive is our global operational excellence program for continuous improvement efforts within our supply chain, manufacturing, and back-office operations. Blue Ocean is also an important enabler of our various margin expansion initiatives. Our move to standardized business processes, systems, and data structures throughout our global organization provides greater data transparency and faster access to real-time data. Our cost leadership and productivity initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels, increasing our order to cash cycle, and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue "bolt-on" acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences, process analytics, and product inspection as three key areas for acquisitions. For example, during 2017, we acquired Biotix, Inc., a U.S.-based manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market, for an initial cash payment of $105 million plus additional cash consideration of $10 million that was paid in the first quarter of 2019.
COVID-19
The COVID-19 pandemic has resulted in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak has caused many governments to implement stay-at-home orders, quarantines, and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and that require these employees to work remotely if possible. Quarantines, travel bans, work and other restrictions were initially put in place on a national level in China in January 2020, and with the global spread of the virus, subsequently adopted in other countries and regions with many restrictions in Asia Pacific, Europe, North America, and South America. These restrictions continue to change as COVID-19 evolves in each country and region.
The health and safety of our employees and business partners have been our highest priority throughout the COVID-19 pandemic, and we have implemented several preventative and protective measures relating to social distancing, hygiene, health monitoring, personal protective equipment, split shifts, and remote work. We have also implemented business continuity plans and have been able to continue to support our customers with their essential businesses such as life sciences, food manufacturing, chemicals (e.g., sanitizers, disinfectants, soaps, etc.), food retail, and transportation and logistics. Our production and logistics facilities are currently operational, and our office-based employees have been able to work remotely in adherence to applicable jurisdictional stay-at-home orders. Our supply chain is currently continuing with minimal interruption, and we generally maintain adequate product inventory levels and safety stock for certain components. We quickly adapted to leverage our digital and remote sales and service capabilities, while also meeting delivery requirements with our global supply chain. Our service organization also continues to provide on-site and remote customer support to facilitate uptime, productivity, and regulatory compliance.
We have also implemented various temporary cost containment measures related to workforce management and discretionary spending. Our workforce management measures primarily included reduced work hours, salary freezes, and voluntary senior leadership salary reductions.
We maintain adequate liquidity consisting of approximately $602.5 million of additional borrowings available under our Credit Agreement and $94.3 million of cash and cash equivalents as of December 31, 2020.
COVID-19 presents several risks to our business as further described on page 14 in the Risk Factors section of this Form 10-K.
During the year ended December 31, 2020, COVID-19 had a negative impact on our business, primarily related to reduced customer demand. We remain cautious as uncertainties related to COVID-19 and the resulting impact to the global economy continue in most regions of the world and market conditions can change quickly. With the global spread of the virus and related negative impact to the global economy, we may experience reduced global sales volume due to lower customer demand. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world. While it is extremely difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations, and financial condition could be material.

Results of Operations — Consolidated
Net sales
Net sales were $3.1 billion for the year ended December 31, 2020, compared to $3.0 billion in 2019 and $2.9 billion in 2018. This represents an increase of 3% in 2020 and 2% in 2019 in U.S. dollars and an increase of 2% in 2020 and 5% in 2019 in local currencies. Net sales were negatively impacted by the COVID-19 pandemic and related reduction in global customer demand on our operations. However, our competitive position increased due to our sophisticated sales and marketing program that was highly effective in the enhanced digital environment, and we strengthened our brand with our ability to serve customers throughout the crisis. Our heightened focus on the most attractive market segments and differentiated resource allocation helped capture growth by pinpointing which customers would be most COVID-19 resilient and which would recover faster. Net sales during the second half of 2020 reflected improved customer demand in most businesses and regions with particularly strong growth in China and our laboratory-related products. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, we remain cautious as uncertainties relating to COVID-19 and the global economy continue and market conditions may change quickly. Net sales in local currencies may be adversely affected in future quarters by the COVID-19 pandemic related to unfavorable economic conditions and reduced customer demand.
In 2020, our net sales by geographic destination increased in U.S. dollars compared to 2019 by 1% in the Americas and 3% both in Europe and in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2020 by 2% in the Americas, 1% in Europe, and 3% in Asia/Rest of World, with 7% growth in China. A discussion of sales by operating segment is included below.
As described in Note 3 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 2% both in U.S. dollars and in local currencies during 2020 and increased 2% in U.S. dollars and 4% in local currencies in 2019. Service revenue (including spare parts) increased 3% in U.S. dollars and 2% in local currencies in 2020 and increased 4% in U.S. dollars and 7% in local currencies in 2019.
Net sales of our laboratory products and services, which represented approximately 54% of our total net sales in 2020, increased 6% in U.S. dollars and 5% in local currencies during 2020. The local currency increase in net sales of our laboratory-related products during 2020 includes very strong growth in pipettes, as well as good results in automated chemistry and process analytics. As previously mentioned, our laboratory-related products in 2020 benefited from COVID-19 testing and vaccine development and production preparation activities.
Net sales of our industrial products and services, which represented approximately 40% of our total net sales in 2020, decreased 1% both in U.S. dollars and in local currencies during 2020. The local currency decrease in net sales of our industrial-related products during 2020 includes a decline in product inspection due to challenging market conditions, offset in part by growth in core industrial products.
Net sales of our food retailing products and services, which represented approximately 6% of our total net sales in 2020, decreased 3% in U.S. dollars and 4% in local currencies during 2020. The decline in food retailing is primarily due to challenging market conditions.

Gross profit
Gross profit as a percentage of net sales was 58.4% for 2020, compared to 57.9% for 2019 and 57.4% for 2018.
Gross profit as a percentage of net sales for products was 60.3% for 2020, compared to 60.4% for 2019 and 60.3% for 2018. Gross profit as a percentage of net sales for services (including spare parts) was 51.6% for 2020, compared to 49.0% for 2019 and 47.0% for 2018.
The increase in gross profit as a percentage of net sales for 2020 primarily reflects favorable price realization, benefits from temporary cost savings measures, and material cost reductions, offset in part by higher transportation costs and unfavorable business mix.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 4.5% for 2020 and 4.8% for both 2019 and 2018. Research and development expenses in U.S. dollars decreased 3% in 2020 and increased 2% in 2019, and in local currencies decreased 5% in 2020 and increased 5% in 2019. The decrease during 2020 relates to the timing of project activity and was impacted by our temporary cost savings measures.
Selling, general, and administrative expenses as a percentage of net sales were 26.6% for 2020, compared to 27.2% for 2019 and 27.7% for 2018. Selling, general, and administrative expenses were flat in U.S. dollars and decreased 1% in local currencies in 2020 and increased 1% and 3% in U.S. dollars and local currencies in 2019, respectively. The decrease during 2020 includes benefits from our temporary and ongoing cost savings initiatives.
Amortization expense
Amortization expense was $56.7 million in 2020, compared to $49.7 million and $47.5 million in 2019 and 2018, respectively. The increase in amortization expense is primarily related to our investments in information technology, including our Blue Ocean program.
Restructuring charges
During the past few years, we initiated various cost reduction measures. For the year ended December 31, 2020, we have incurred $10.5 million of restructuring expenses which primarily comprise employee-related costs. See Note 15 and Note 19 to our consolidated financial statements for a summary of restructuring activity during 2020.
Other charges (income), net
Other charges (income), net consisted of net income of $13.8 million, $6.2 million, and $21.8 million in 2020, 2019, and 2018, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $12.2 million, $4.8 million, and $6.2 million in 2020, 2019, and 2018, respectively. Other charges (income), net in 2018 also includes a one-time gain of $18.7 million associated with the settlement of the Biotix acquisition contingent consideration, as well as a one-time legal charge of $3.0 million.

Interest expense and taxes
Interest expense was $38.6 million for 2020, compared to $37.4 million for 2019 and $34.5 million for 2018.
Our reported tax rate was 19.5% during 2020, compared to 17.7% and 21.4% during 2019 and 2018, respectively. The 2019 reported tax rate includes a net benefit of $15.8 million associated with Swiss tax reform described below. The 2018 reported tax rate includes a charge of $3.6 million associated with the Tax Cuts and Jobs Act.
In May 2019, a public referendum was held in Switzerland that approved Swiss federal tax reform proposals previously approved by the Swiss Parliament. Additional changes in Swiss cantonal law were enacted in October 2019. The changes in Swiss federal tax had an immaterial effect on our financial statements. We recognized a discrete non-cash net deferred tax benefit of $15.8 million as a result of the enactment of the cantonal law in the fourth quarter of 2019. A further description of Swiss tax reform is in Note 14 to our consolidated financial statements.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 19 to our consolidated financial statements.
U.S. Operations (amounts in thousands)

	2020	2019	2018	Increase (Decrease) in % 2020 vs. 2019	Increase (Decrease) in % 2019 vs. 2018
Net sales	$1,194,169	$1,171,909	$1,112,256	2%	5%
Net sales to external customers	$1,072,319	$1,057,115	$1,007,798	1%	5%
Segment profit	$244,940	$210,133	$161,615	17%	30%
Total net sales increased 2% in 2020 and 5% in 2019 and net sales to external customers increased 1% in 2020 and 5% in 2019. The increase during 2020 is driven by very strong growth in pipettes, as well as transportation and logistics and good growth in process analytics. These results were offset in part by declines in product inspection and food retailing.
Segment profit increased $34.8 million in our U.S. Operations segment during 2020, compared to an increase of $48.5 million during 2019. The segment profit increase in 2020 includes benefits from our temporary cost savings measures, margin expansion initiatives, and favorable business mix.
Swiss Operations (amounts in thousands)

	2020	2019	2018	Increase (Decrease) in % (1) 2020 vs. 2019	Increase (Decrease) in % (1) 2019 vs. 2018
Net sales	$823,760	$797,177	$762,593	3%	5%
Net sales to external customers	$143,923	$139,499	$134,064	3%	4%
Segment profit	$245,465	$233,292	$202,027	5%	15%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 3% in 2020 and 5% in 2019, and in local currencies decreased 2% in 2020 and increased 6% in 2019. Net sales to external customers increased 3% in U.S. dollars and decreased 1% in local currencies in 2020, while net sales to external customers increased 4% in U.S. dollars and 5% in local currencies in 2019. Local currency net sales to external customers during 2020 include declines in most products related to lower customer demand as a result of COVID-19, offset in part by strong growth in automated chemistry, pipettes, and product inspection.
Segment profit increased $12.2 million in our Swiss Operations segment during 2020, compared to an increase of $31.3 million during 2019. The segment profit increase in 2020 includes benefits from our temporary cost savings measures and the timing of research and development activity, offset in part by unfavorable currency translation.
Western European Operations (amounts in thousands)

	2020	2019	2018	Increase (Decrease) in % (1) 2020 vs. 2019	Increase (Decrease) in % (1) 2019 vs. 2018
Net sales	$889,891	$876,500	$895,783	2%	(2)%
Net sales to external customers	$716,715	$700,741	$718,788	2%	(3)%
Segment profit	$147,562	$123,845	$122,574	19%	1%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 2% in 2020 and decreased 2% in 2019, and in local currencies decreased 1% in 2020 and increased 3% in 2019. Net sales to external customers in U.S. dollars increased 2% in 2020 and decreased 3% in 2019, and in local currencies were flat in 2020 and increased 3% in 2019. Local currency net sales to external customers during 2020 include strong growth in pipettes, offset by declines in industrial-related products related to lower customer demand as a result of COVID-19.
Segment profit increased $23.7 million in our Western European Operations segment during 2020, compared to an increase of $1.3 million in 2019. The segment profit increase in 2020 includes benefits from our temporary cost savings measures and margin expansion initiatives, timing of research and development activity, and favorable foreign currency translation.
Chinese Operations (amounts in thousands)

	2020	2019	2018	Increase (Decrease) in % (1) 2020 vs. 2019	Increase (Decrease) in % (1) 2019 vs. 2018
Net sales	$792,345	$769,233	$767,561	3%	0%
Net sales to external customers	$578,610	$544,716	$525,109	6%	4%
Segment profit	$270,497	$266,522	$270,668	1%	(2)%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 3% in 2020 and were flat in 2019, and in local currencies increased 3% in 2020 and 4% in 2019. Net sales by origin to external customers in U.S. dollars increased 6% in 2020 and 4% in 2019, and in local currencies increased 6% in 2020 and 8% in 2019. The increase in net sales to external customers during 2020 reflects strong growth in laboratory and industrial-related products during the second half of 2020 after experiencing a significant decline in customer demand during the first quarter of 2020 related to COVID-19. However, uncertainty remains and market conditions may change quickly.
Segment profit increased $4.0 million in our Chinese Operations segment during 2020, compared to a decrease of $4.1 million in 2019. The increase in segment profit during 2020 primarily includes increased sales volume and benefits from our temporary cost savings measures.

Other (amounts in thousands)

	2020	2019	2018	Increase (Decrease) in % (1) 2020 vs. 2019	Increase (Decrease) in % (1) 2019 vs. 2018
Net sales	$578,210	$572,471	$556,370	1%	3%
Net sales to external customers	$573,610	$566,581	$549,827	1%	3%
Segment profit	$77,910	$71,483	$78,317	9%	(9)%
(1)Represents U.S. dollar growth.
Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries. Both net sales and net sales to external customers in U.S. dollars increased 1% in 2020 and 3% in 2019, and in local currencies increased 2% in 2020 and 5% in 2019. The increase in local currency growth in net sales to external customers during 2020 includes growth in laboratory-related products, especially pipettes and automated chemistry, offset in part by a decline in industrial-related products due to reduced customer demand related to COVID-19.
Segment profit increased $6.4 million in our Other segment during 2020, compared to a decrease of $6.8 million during 2019. The increase in segment profit during 2020 primarily includes increased sales volume and benefits from our temporary cost savings measures.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash to meet our obligations and commitments. Sources of liquidity include cash flows from operating activities, available borrowings under our Credit Agreement, the ability to obtain appropriate financing, and our cash and cash equivalent balances. Currently, our financing requirements are primarily driven by working capital requirements, capital expenditures, share repurchases, and acquisitions. Global market conditions can be uncertain, and our ability to generate cash flows could be reduced by a deterioration in global markets.
Cash provided by operating activities totaled $724.7 million in 2020, compared to $603.5 million in 2019 and $565.0 million in 2018. The increase in 2020 includes benefits from favorable working capital including strong cash collections and higher net earnings compared to the prior year.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $92.5 million in 2020, $97.3 million in 2019, and $142.7 million in 2018. We expect to make net investments in new or expanded manufacturing facilities of approximately $10 million to $15 million in 2021.
Cash flows used in financing activities during 2020 primarily comprised share repurchases. As further described below, in accordance with our share repurchase plan, we repurchased 815,652 shares and 1,094,648 shares in the amount of $775 million during both 2020 and 2019, respectively.
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
In 2020, 2019, and 2018, we also incurred additional acquisition payments totaling $6.2 million, $2.0 million, and $5.5 million, respectively.

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
Senior Notes and Credit Facility Agreement
Our short-term borrowings and long-term debt consisted of the following at December 31, 2020:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million 10-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million 10-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million 10-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	—	153,299	153,299
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	—	165,563	165,563
Senior Notes debt issuance costs, net	(1,132)	(1,628)	(2,760)
Total Senior Notes	473,868	317,234	791,102
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points(1)	382,162	109,257	491,419
Other local arrangements	1,665	50,305	51,970
Total debt	857,695	476,796	1,334,491
Less: current portion	(169)	(50,148)	(50,317)
Total long-term debt	$857,526	$426,648	$1,284,174
(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
As of December 31, 2020, approximately $602.5 million of additional borrowings were available under our Credit Agreement, and we maintained $94.3 million of cash and cash equivalents. Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants at December 31, 2020.
We currently believe that cash flows from operating activities, together with liquidity available under our Credit Agreement, local working capital facilities, and cash balances, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for at least the foreseeable future.
Senior Notes
The Senior Notes listed above are senior unsecured obligations and interest is payable semi-annually. The Senior Notes each contain customary affirmative and negative covenants as further described in Note 10 of our consolidated financial statements.
In December 2020, we entered into an agreement to issue and sell EUR 125 million of 15-year 1.06% Euro Senior Notes ("1.06% Euro Senior Notes"). The terms of the Euro Senior Notes are consistent with the previous Euro Senior Notes as described in Note 10 to the consolidated financial statements. The Company also entered into a forward contract to receive $152.1 million at the time of issuing the 1.06%

Euro Senior Notes in March 2021. The proceeds will be used to repay outstanding amounts on the Company’s credit facility and fund operational expenses.
Credit Agreement
We have a $1.1 billion Credit Agreement (the “Credit Agreement”), which has $602.5 million of availability remaining as of December 31, 2020. The Credit Agreement is provided by a group of financial institutions and has a maturity date of June 15, 2023. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on our consolidated leverage ratio, which was set at LIBOR plus 87.5 basis points as of June 15, 2018. We must also pay facility fees that are tied to our leverage ratio. The Credit Agreement contains covenants as further described in Note 10 of our consolidated financial statements, with which we were in compliance as of December 31, 2020.
Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2020.
Contractual Obligations
The following summarizes certain of our contractual obligations at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods. We do not have significant outstanding letters of credit or other financial commitments.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Short- and long-term debt	$1,488,735	$50,127	$591,419	$250,000	$597,189
Interest on debt	191,635	31,666	56,169	32,653	71,147
Non-cancelable operating leases	88,756	31,155	35,780	11,469	10,352
Pension and post-retirement funding(1)	28,215	28,215	—	—	—
Purchase obligations	117,139	87,272	23,907	5,960	—
Total(1)	$1,914,480	$228,435	$707,275	$300,082	$678,688
(1)In addition to the above table, we also have liabilities for pension and post-retirement funding and income taxes (and transition tax liabilities of $43 million related to the Tax Cuts and Jobs Act). However, we cannot determine the timing or the amounts for income taxes or the timing and amounts beyond 2021 for pension and post-retirement funding.
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

Share Repurchase Program
In November 2020, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program which has $3.1 billion of remaining availability as of December 31, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 29.4 million common shares since the inception of the program in 2004 through December 31, 2020, at a total cost of $5.9 billion. During the years ended December 31, 2020 and 2019, we spent $775 million in both years on the repurchase of 815,652 shares and 1,094,648 shares at an average price per share of $950.14 and $707.97, respectively. We reissued 162,176 shares and 298,002 shares held in treasury for the exercise of stock options and restricted stock units during 2020 and 2019, respectively.
Off-Balance Sheet Arrangements
Currently, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
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
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.0 million to $2.2 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2020, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $25.2 million in the reported U.S. dollar value of our debt.
Taxes
We are subject to taxation in many jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as changes in law, the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions, and earnings repatriations between jurisdictions. Generally, the tax liability for each taxpayer within the group is determined either (i) on a non-consolidated/non-

combined basis or (ii) on a consolidated/combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated/non-combined affiliated legal entities.
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

We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 6 to our consolidated financial statements. The fair value of these contracts was a net liability of $2.5 million at December 31, 2020. Based on our agreements outstanding at December 31, 2020, a 100-basis-point change in interest rates would result in a change in the net aggregate market value of these instruments of approximately $1.2 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
We have entered into certain cross currency swap agreements. The fair value of these contracts was a net liability of $19.4 million at December 31, 2020. Based on our agreements outstanding at December 31, 2020, a 100-basis-point change in interest rates and foreign currency exchange rates would result in a change in the net aggregate market value of these instruments by approximately $3.4 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
Critical Accounting Policies
Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, income taxes, inventories, goodwill and intangibles, leases, and pensions and other post-retirement benefits. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

Software is generally not considered a distinct performance obligation with the exception of a limited number of software applications. We generally sell software products with the related hardware instrument as the software is usually embedded in the product. Our products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products.
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
Income taxes
Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance is based on management’s estimates of future taxable income and application of relevant income tax law. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the valuation allowance in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the additional tax costs associated with the repatriation of such earnings will be non-U.S. withholding taxes, certain state taxes, and U.S. taxes on currency gains, if any. All other undistributed earnings are considered permanently reinvested.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $748.7 million for the year ended December 31, 2020, each increase of $7.5 million in tax expense would increase our effective tax rate by 1%.
Inventories
As of December 31, 2020, inventories were $297.6 million.
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
Goodwill and other intangible assets
As of December 31, 2020, our consolidated balance sheet included goodwill of $550.3 million and other intangible assets of $196.8 million.

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
If we are unable to conclude whether the goodwill or indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances during our qualitative assessment, we perform a quantitative impairment test by estimating the fair value of the respective reporting unit or indefinite-lived intangible asset and comparing the fair value to the carrying amount of the goodwill asset. If the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its fair value, an impairment charge equal to the difference is recognized.
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
Leases
We consider an arrangement a lease if the arrangement transfers the right to control the use of an identified asset in exchange for consideration. We have operating leases, but do not have material financing leases. As of December 31, 2020, our balance sheet included a right-of-use asset of $98.6 million, a short-term lease liability of $29.2 million, and a long-term lease liability of $69.8 million.
Operating lease right-of-use assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make payments arising from the lease agreement. These assets and liabilities are recognized at the commencement of the lease based upon the present value of the lease payments over the lease term.
The lease term reflects the non-cancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. Changes in the lease term assumption could impact the right-of-use assets and lease liabilities recognized on the balance sheet. We apply our incremental borrowing rate assumption at the lease commencement date in determining the present value of lease payments as the information necessary to determine the rate implicit in the lease is not readily available. The incremental borrowing rate reflects similar terms by geographic location to the underlying leases. A change in the incremental borrowing rate assumption of 1% would impact the lease liability by approximately $3.1 million.

Employee benefit plans
The net periodic pension cost for 2020 and projected benefit obligation as of December 31, 2020 were $1.3 million and $149.9 million, respectively, for our U.S. pension plan. The net periodic cost for 2020 and projected benefit obligation as of December 31, 2020 were $6.2 million and $1.1 billion, respectively, for our international pension plans. The net periodic post-retirement benefit for 2020 and expected post-retirement benefit obligation as of December 31, 2020 for our U.S. post-retirement medical benefit plan were $0.1 million and $1.0 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2020, the weighted average return on assets assumption was 6.25% for the U.S. plan and 3.73% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $8.7 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2020, the weighted average discount rate assumption was 2.2% for the U.S. plan and 0.3% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $10.7 million after tax.
New Accounting Pronouncements
See Note 2 to the consolidated financial statements.
Item 7A.Quantitative and Qualitative Disclosures about Market Risk
Discussion of this item is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 8.Financial Statements and Supplementary Data
The financial statements required by this item are set forth starting on page F-1 and the related financial schedule is set forth on page S-1.
Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report, which covers our internal control over financial reporting, which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information
None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Olivier A. Filliol	54	President and Chief Executive Officer
Patrick Kaltenbach	57	Chief Executive Officer Designate
Peter Aggersbjerg	52	Head of Divisions and Operations
Marc de La Guéronnière	57	Head of European and North American Market Organizations
Gerhard Keller	53	Head of Process Analytics
Christian Magloth	55	Head of Human Resources
Shawn P. Vadala	52	Chief Financial Officer
Olivier A. Filliol has been a director since January 2009. He has been President and Chief Executive Officer of the Company since January 1, 2008. He will step down as Chief Executive Officer as of April 1, 2021 and will remain a director and support the Company in marketing and other organizational matters. Mr. Filliol served as Head of Global Sales, Service, and Marketing of the Company from April 2004 to December 2007 and Head of Process Analytics of the Company from June 1999 to December 2007. From June 1998 to June 1999, he served as General Manager of the Company’s North American checkweighing operations. Prior to joining the Company, he was a Strategy Consultant with the international consulting firm Bain & Company, working in the Geneva, Paris, and Sydney offices.
Patrick Kaltenbach joined the Company in January 2021 as the Chief Executive Officer Designate and will assume the role of Chief Executive Officer beginning April 1, 2021. Prior to joining the Company, he served as the President of the Life Sciences Segment at Becton Dickinson since 2018. He was President of Life Sciences and Applied Markets Group at Agilent from 2014 to 2018. Previously, he held wide-ranging and increasing leadership roles at Agilent and its predecessor company, Hewlett Packard, since joining in 1991.
Peter Aggersbjerg has been Head of Divisions and Operations since January 2020, and Head of Laboratory since January 2018. From February 2016 to December 2017, he served as the Head of our Laboratory Weighing strategic business unit. Prior to joining the Company, he served as the Global BU Head for Medela’s Neonatal Care business and a member of its Group management. Prior to Medela, Mr. Aggersbjerg worked in various CEO roles in the healthcare, medical devices, and industrial sector in Switzerland, Denmark, and the U.S.
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
Gerhard Keller joined the Company in 1991 and has been Head of Process Analytics since July 2018 and Head of Pipettes since July 2013. He previously was Head of Region East Asia/Pacific and also served in various Sales and Marketing leadership functions in Europe and Asia Pacific. Prior to joining the Company, he worked in Quality Control at Sandoz, now Novartis, in Switzerland.

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
Shawn P. Vadala joined the Company in 1997 and has been Chief Financial Officer since January 2014, and also responsible for the Company’s Pricing program since 2008. Mr. Vadala previously held various senior financial positions at the Company’s Columbus, Ohio and Greifensee, Switzerland offices and was also responsible for Business Intelligence from 2010 to 2018. Prior to joining the Company, he worked in the Boston and Zurich, Switzerland offices of PricewaterhouseCoopers.
Certifications
Our Chief Executive Officer and Chief Financial Officer provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2021 Proxy Statement.
Item 11.Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information —Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement is incorporated by reference herein.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the sections “Share Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2020” in the 2021 Proxy Statement is incorporated by reference herein.
Item 13.Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2021 Proxy Statement is incorporated by reference herein.

Item 14.Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2021 Proxy Statement is hereby incorporated by reference.
PART IV

Item 15.Exhibits and Financial Statement Schedules
(a) Exhibits, Financial Statements, and Schedules:
1. Financial Statements. See Index to consolidated financial statements included on page F-1.
2. Financial Statement Schedule. See Schedule II, which is included on page S-1.
3. List of Exhibits. See Exhibit Index included on page E-1.

Item 16.Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended By-laws of the Company, effective as of November 3, 2016(2)
4.3*	Description of Capital Stock of Capital Stock
10.1	Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., and certain other financial institutions, dated as of June 15, 2018(3)
10.11
Note Purchase Agreement dated as of October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and Aviva Life and Annuity Company Royal Neighbors of America(4)

10.12
Note Purchase Supplement dated July 29, 2013 by and among Mettler-Toledo International Inc., Aviva Life and Annuity Company, and Teachers Insurance and Annuity Association of America to a Note Purchase Agreement dated October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and Aviva Life and Annuity Company Royal Neighbors of America(5)

10.13
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(6)

10.14
Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(7)

10.15
Note Purchase Agreement dated as of April 18, 2019 by and among Mettler-Toledo International Inc., Connecticut General Life Insurance Company, Life Insurance Company of North America, Cigna Health and Life Insurance Company, MetLife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, and Pensionskasse des Bundes PUBLICA(8)

10.16
Note Purchase Agreement dated as of November 6, 2019 by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse des Bundes PUBLICA, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, and The Lincoln National Life Insurance Company(9)

10.17
Note Purchase Agreement dated as of December 16, 2020 by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, MetLife Insurance K.K., Metropolitan Life Insurance Company, and the Northwestern Mutual Life Insurance Company (10)

10.21†	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(11)
10.22†	Mettler-Toledo International Inc. 2013 Equity Incentive Plan(12)
10.23†	Form of Restricted Stock Unit Agreement(13)
10.24†*	Form of Performance Share Unit Agreement
10.25†	Performance Stock Option Agreement(13)
10.26†	Form of Stock Option Agreement Directors(13)
10.27†	Form of Stock Option Agreement CEO(13)
10.28†	Form of Stock Option Agreement NEOs(13)
10.29†*	Non-Employee Director Share Award Agreement
10.31†	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(14)
10.32†	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(14)
10.50†	Employment Agreement between Peter Aggersbjerg and Mettler-Toledo International Inc., dated as of November 8, 2019(15)
10.51†	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(16)
10.52†	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(17)
10.53†	Amended Employment Agreement between Olivier Filliol and Metter-Toledo International Inc., dated as of December 14, 2020(18)
10.54†	Employment Agreement between Patrick Kaltenbach and Mettler-Toledo International Inc., dated as of December 14, 2020(18)
10.55†	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(16)
10.56†	Employment Agreement between Gerhard Keller and Mettler-Toledo International Inc., dated as of April 27, 2018(19)
10.57†	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016(13)

Exhibit
No.	Description
10.58†	Form of Tax Equalization Agreement between Messrs. Filliol, Aggersbjerg, Keller, and Magloth and Mettler-Toledo International Inc., dated October 10, 2007(12)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
_______________________________________
(1)Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998
(2)Incorporated by reference to the Company’s Report on Form 8-K dated November 8, 2016
(3)Incorporated by reference to the Company’s Report on Form 8-K dated June 21, 2018
(4)Incorporated by reference to the Company’s Report on Form 8-K dated October 16, 2012
(5)Incorporated by reference to the Company’s Report on Form 8-K dated July 29, 2013
(6)Incorporated by reference to the Company’s Report on Form 8-K dated July 2, 2014
(7)Incorporated by reference to the Company’s Report on Form 8-K dated March 31, 2015
(8)Incorporated by reference to the Company’s Report on Form 8-K dated April 18, 2019
(9)Incorporated by reference to the Company’s Report on Form 8-K dated November 6, 2019
(10)Incorporated by reference to the Company’s Report on Form 8-K dated December 16, 2020
(11)Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008
(12)Incorporated by reference to the Company’s Registration Statement on Form S-8 dated July 26, 2013 (Reg. No. 333-190181)
(13)Incorporated by reference to the Company’s Report on Form 10-K dated February 2, 2017
(14)Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009
(15)Incorporated by reference to the Company’s Report on Form 10-K dated February 7, 2020
(16)Incorporated by reference to the Company’s Report on Form 10-K dated February 16, 2011
(17)Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007
(18)Incorporated by reference to the Company’s Report on Form 8-K dated December 15, 2020
(19)Incorporated by reference to the Company’s Report on Form 10-Q dated July 27, 2018

*    Filed herewith

†    Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 8, 2021

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

METTLER-TOLEDO INTERNATIONAL INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mettler-Toledo International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes, and the schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Deferred Tax Assets

As described in Notes 2 and 14 to the consolidated financial statements, the Company recorded deferred tax assets of $210.4 million, net of a valuation allowance of $52.4 million, as of December 31, 2020. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance is based on management’s estimates of future taxable income and application of relevant income tax law.

The principal considerations for our determination that performing procedures relating to the valuation of deferred tax assets is a critical audit matter are (i) the significant judgment by management when assessing the ability to realize deferred tax assets, particularly as it relates to estimates of future taxable income and application of income tax law in relevant foreign jurisdictions; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s assessment of the realizability of deferred tax assets as it relates to estimates of future taxable income and application of relevant income tax law; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of deferred tax assets, including controls over estimates of future taxable income and application of relevant income tax law. These procedures also included, among others (i) evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis; (ii) evaluating management's estimates of future taxable income; (iii) evaluating management's application of relevant income tax law; and (iv) testing the completeness and accuracy of the underlying data used in management’s assessment.

Evaluating management’s estimates of future taxable income involved evaluating whether the estimates were reasonable considering (i) the current and past performance of the respective entity and (ii) whether the estimates were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the application of relevant income tax law.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Columbus, Ohio
February 8, 2021

We have served as the Company’s auditor since 2005.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2020	2019	2018
Net sales
Products	$2,405,172	$2,346,845	$2,300,075
Service	680,005	661,807	635,511
Total net sales	3,085,177	3,008,652	2,935,586
Cost of sales
Products	954,697	929,669	914,086
Service	329,449	337,772	337,122
Gross profit	1,801,031	1,741,211	1,684,378
Research and development	140,102	143,950	141,071
Selling, general, and administrative	820,221	819,183	812,802
Amortization	56,665	49,690	47,524
Interest expense	38,616	37,411	34,511
Restructuring charges	10,516	15,760	18,420
Other income, net	(13,832)	(6,177)	(21,808)
Earnings before taxes	748,743	681,394	651,858
Provision for taxes	146,004	120,285	139,247
Net earnings	$602,739	$561,109	$512,611

Basic earnings per common share:
Net earnings	$25.24	$22.84	$20.33
Weighted average number of common shares	23,882,648	24,567,609	25,215,674
Diluted earnings per common share:
Net earnings	$24.91	$22.47	$19.88
Weighted average number of common and common equivalent shares	24,199,230	24,974,457	25,781,324

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2020	2019	2018

Net earnings	$602,739	$561,109	$512,611

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	29,914	2,898	(32,573)
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	(11,323)	(1,063)	(658)
Effective portion of (gains) losses included in net earnings	11,066	(861)	2,441
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	(35,662)	(32,699)	(23,326)
Plan amendments and prior service cost	(93)	430	(780)
Amortization of actuarial (gains) losses and plan amendments and prior service cost	14,547	12,144	14,366
Impact of foreign currency	(19,701)	(2,108)	3,522
Total other comprehensive income (loss), net of tax	(11,252)	(21,259)	(37,008)

Comprehensive income	$591,487	$539,850	$475,603

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$94,254	$207,785
Trade accounts receivable, less allowances of $18,625 in 2020 and $17,009 in 2019	593,809	566,256
Inventories	297,611	274,285
Other current assets and prepaid expenses	71,230	61,321
Total current assets	1,056,904	1,109,647
Property, plant, and equipment, net	798,868	748,657
Goodwill	550,270	535,979
Other intangible assets, net	196,785	206,242
Deferred tax assets, net	41,836	36,978
Other non-current assets	169,886	151,818
Total assets	$2,814,549	$2,789,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$175,801	$185,592
Accrued and other liabilities	196,834	166,118
Accrued compensation and related items	179,252	155,402
Deferred revenue and customer prepayments	149,106	122,489
Taxes payable	89,017	69,043
Short-term borrowings and current maturities of long-term debt	50,317	55,868
Total current liabilities	840,327	754,512
Long-term debt	1,284,174	1,235,350
Deferred tax liabilities, net	34,448	45,267
Other non-current liabilities	372,925	333,412
Total liabilities	2,531,874	2,368,541
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 23,471,841 and 24,125,317 shares at December 31, 2020 and 2019, respectively	448	448
Additional paid-in capital	805,140	783,871
Treasury stock at cost (21,314,170 and 20,660,694 shares at December 31, 2020 and 2019, respectively)	(5,283,584)	(4,539,154)
Retained earnings	5,095,596	4,499,288
Accumulated other comprehensive income (loss)	(334,925)	(323,673)
Total shareholders’ equity	282,675	420,780
Total liabilities and shareholders’ equity	$2,814,549	$2,789,321

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2017	25,541,393	$448	$747,138	$(3,368,182)	$3,433,282	$(265,406)	$547,280
Exercise of stock options and restricted stock units	183,379	—	—	28,577	(3,977)	—	24,600
Repurchases of common stock	(802,809)	—	—	(474,999)	—	—	(474,999)
Share-based compensation	—	—	17,579	—	—	—	17,579
Net earnings	—	—	—	—	512,611	—	512,611
Other comprehensive income (loss), net of tax	—	—	—	—	—	(37,008)	(37,008)
Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	298,002	—	869	50,449	(3,737)	—	47,581
Repurchases of common stock	(1,094,648)	—	—	(774,999)	—	—	(774,999)
Share-based compensation	—	—	18,285	—	—	—	18,285
Net earnings	—	—	—	—	561,109	—	561,109
Other comprehensive income (loss), net of tax	—	—	—	—	—	(21,259)	(21,259)
Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options and restricted stock units	162,176	—	2,582	30,568	(6,431)	—	26,719
Repurchases of common stock	(815,652)	—	—	(774,998)	—	—	(774,998)
Share-based compensation	—	—	18,687	—	—	—	18,687
Net earnings	—	—	—	—	602,739	—	602,739
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,252)	(11,252)
Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2020	2019	2018
Cash flows from operating activities:
Net earnings	$602,739	$561,109	$512,611
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	42,044	38,991	37,167
Amortization	56,665	49,690	47,524
Deferred tax (benefit) provision	(12,784)	11,203	2,302
Share-based compensation	18,687	18,285	17,579
Swiss tax reform (Note 14)	—	(15,833)	—
U.S. tax reform (Note 14)	—	—	3,597
Acquisition gain (Note 16)	—	—	(18,674)
Other	(2,399)	133	(2,559)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(4,495)	(31,408)	(19,540)
Inventories	(3,836)	(4,603)	(21,195)
Other current assets	(4,763)	(335)	622
Trade accounts payable	(17,803)	(12,221)	33,671
Taxes payable	14,049	(6,176)	(1,528)
Accruals and other	36,595	(5,385)	(26,572)
Net cash provided by operating activities	724,699	603,450	565,005
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	3,106	1,422	8,190
Purchase of property, plant, and equipment	(92,494)	(97,341)	(142,726)
Acquisitions	(6,242)	(2,004)	(5,527)
Net hedging settlements on intercompany loans	(4,730)	(1,160)	1,119
Net cash used in investing activities	(100,360)	(99,083)	(138,944)
Cash flows from financing activities:
Proceeds from borrowings	1,489,040	1,435,081	940,615
Repayments of borrowings	(1,483,869)	(1,176,784)	(876,324)
Proceeds from exercise of stock options	26,719	47,581	24,600
Repurchases of common stock	(774,998)	(774,999)	(474,999)
Acquisition contingent consideration paid	—	(10,000)	—
Other financing activities	(800)	1,753	(1,914)
Net cash used in financing activities	(743,908)	(477,368)	(388,022)
Effect of exchange rate changes on cash and cash equivalents	6,038	2,676	(8,616)
Net increase (decrease) in cash and cash equivalents	(113,531)	29,675	29,423
Cash and cash equivalents:
Beginning of period	207,785	178,110	148,687
End of period	$94,254	$207,785	$178,110
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$37,772	$37,499	$34,451
Taxes	$134,674	$129,347	$132,410
        The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)
1.BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates due to uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors. A discussion of the Company’s critical accounting policies is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements included within this filing.
All intercompany transactions and balances have been eliminated.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less. The carrying value of these cash equivalents approximates fair value.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information, and reasonable and supportable forecasts of future events and circumstances.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost, which includes direct materials, labor, and overhead, is generally determined using the first in, first out (FIFO) method. The estimated net realizable value is based on assumptions for future demand and related pricing. Adjustments to the cost basis of the Company’s inventory are made for excess and obsolete items based on usage, expected future orders, and technological obsolescence. If actual market conditions are less favorable than those projected by management, reductions in the value of inventory may be required.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Long-Lived Assets
a)Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Repair and maintenance costs are charged to expense as incurred. The Company capitalizes certain direct costs related to the acquisition and development of internal-use computer software. Externally purchased software is capitalized when we obtain legal ownership and is amortized over its useful life ranging from three to five years. Internally developed software costs for internal use are capitalized once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs associated with internal-use software are amortized on a straight-line basis over 10 years. Fully depreciated assets other than capitalized internally developed software are retained in property, plant, and equipment and accumulated depreciation accounts until disposal.
Depreciation and amortization are charged on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	15 to 50 years
Machinery and equipment	3 to 12 years
Computer software	3 to 10 years
Leasehold improvements	Shorter of useful life or lease term
b)Goodwill and Other Intangible Assets
Goodwill, representing the excess of purchase price over the fair value of the net assets of companies acquired, and indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The annual evaluations of goodwill and indefinite-lived intangible assets are generally based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount.
If the Company is unable to conclude whether the goodwill or indefinite-lived intangible asset is not impaired after considering the totality of events and circumstances during its qualitative assessment, the Company performs a quantitative assessment by estimating the fair value of the respective reporting unit or indefinite-lived intangible asset and comparing the fair value to the carrying amount. If the carrying amount of the reporting unit or indefinite-lived intangible asset exceeds its fair value, an impairment charge equal to the difference is recognized.
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
Currency Translation and Transactions
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The functional currency for the Company’s operations is generally the applicable local currency. Accordingly, the assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidated financial statements by translating the assets and liabilities into the reporting currency at the exchange rates applicable at the end of the reporting period. The statements of operations and cash flows of such non-U.S. dollar functional currency operations are translated at the monthly weighted average exchange rates during the year. Translation gains or losses are accumulated in other comprehensive income (loss) in the consolidated statements of shareholders’ equity. Transaction gains and losses are included as a component of net earnings or in certain circumstances as a component of other comprehensive income (loss) where the underlying item is considered a hedge of a net investment or relates to intercompany notes that are long term in nature.
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
Certain of the Company’s product arrangements include separate performance obligations, primarily related to installation. Such performance obligations are accounted for separately when the deliverables have stand-alone value and the satisfaction of the undelivered performance obligations is probable and within the Company’s control. The allocation of revenue between the performance obligations is based on the observable stand-alone selling prices at the time of the sale in accordance with a number of factors including service technician billing rates, time to install, and geographic location.
Software is generally not considered a distinct performance obligation with the exception of a limited number of small software applications. The Company generally sells software products with the related hardware instrument as the software is embedded in the product. The Company’s products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The lease term reflects the noncancellable period of the lease together with periods covered by an option to extend or terminate the lease when management is reasonably certain that it will exercise such option. The Company applies its incremental borrowing rate at the lease commencement date in determining the present value of lease payments as the information necessary to determine the rate implicit in the lease is not readily available. The incremental borrowing rate reflects similar terms by geographic location to the underlying leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 316,582, 406,848, and 565,650 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2020, 2019, and 2018, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 36,263, 71,660, and 63,019 shares of common stock for the years ended December 31, 2020, 2019, and 2018, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company’s consolidated results as of the acquisition date. The purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values and any consideration in excess of the net assets acquired is recognized as goodwill. Acquisition transaction costs are expensed when incurred.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In August 2018, the FASB issued ASU 2018-14: Compensation - Retirement Benefit which amends the current disclosure requirements for defined benefit pension plans and other post-retirement plans. The change in the disclosures has been applied retrospectively and became effective for fiscal years ending after December 15, 2020. The adoption of this guidance did not have a material impact and is disclosed in Note 13 to the consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12: Income Taxes which removes certain exceptions to the general principles of ASC 740 related to intraperiod tax allocation exceptions, deferred tax liabilities related to outside basis differences, and year-to-date losses in interim periods. In addition, the ASU amends the interim guidance to clarify that all tax effects, both deferred and current, related to enactments of tax laws or rate changes should be accounted for in the interim period that includes the enactment date. The change is applied prospectively and became effective December 15, 2020 with early adoption permitted. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows for the years ended December 31:

Twelve months ended December 31, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$815,046	$112,542	$509,385	$526,231	$441,968	$2,405,172
Service Revenue:
Point in time	199,247	22,733	135,793	39,705	110,542	508,020
Over time	58,026	8,648	71,537	12,674	21,100	171,985
Total	$1,072,319	$143,923	$716,715	$578,610	$573,610	$3,085,177

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Twelve months ended December 31, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$801,181	$110,390	$500,978	$495,579	$438,717	$2,346,845
Service Revenue:
Point in time	207,707	20,968	135,612	37,370	109,802	511,459
Over time	48,227	8,141	64,151	11,767	18,062	150,348
Total	$1,057,115	$139,499	$700,741	$544,716	$566,581	$3,008,652

Twelve months ended December 31, 2018	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$769,971	$106,400	$517,855	$475,025	$430,824	$2,300,075
Service Revenue:
Point in time	196,314	19,430	134,052	38,528	100,638	488,962
Over time	41,512	8,234	66,881	11,556	18,366	146,549
Total	$1,007,797	$134,064	$718,788	$525,109	$549,828	$2,935,586

The Company's global revenue mix by product category for the year ending December 31, 2020 is laboratory (54% of sales), industrial (40% of sales), and retail (6% of sales). The Company’s product revenue by reportable segment is proportionately similar to the Company’s global mix with the exception of the Company’s Swiss Operations, which is largely comprised of laboratory products, and the Company’s Chinese Operations, which has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the year ended December 31 follows:

	2020	2019	2018
Laboratory	$1,669,791	$1,578,625	$1,504,600
Industrial	1,224,497	1,233,970	1,211,362
Retail	190,889	196,057	219,624
Total net sales	$3,085,177	$3,008,652	$2,935,586

A breakdown of net sales to external customers by geographic customer destination, net for the year ended December 31 follows:

	2020	2019	2018
Americas	$1,180,626	$1,165,847	$1,105,956
Europe	921,266	892,092	908,773
Asia/Rest of World	983,285	950,713	920,857
Total	$3,085,177	$3,008,652	$2,935,586

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of December 31, 2020, 2019, and 2018 was $22.6 million, $17.4 million, and $12.4 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Changes in the components of deferred revenue and customer prepayments during the period are as follows:

	2020	2019	2018
Beginning balances as of January 1	$122,489	$105,381	$107,166
Customer pre-payments/deferred revenue	617,643	633,190	619,257
Revenue recognized	(595,802)	(615,957)	(618,002)
Foreign currency translation	4,776	(125)	(3,040)
Ending balance as of December 31	$149,106	$122,489	$105,381

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

4.    ACQUISITIONS
In 2020, 2019, and 2018, we incurred acquisition payments totaling $6.2 million, $2.0 million, and $5.5 million, respectively.
In 2017, the Company acquired all of the shares of Biotix, Inc., a U.S.-based manufacturer and distributor of plastic consumables associated with pipettes, including tips, tubes, and reagent reservoirs used in the life sciences market, for an initial cash payment of $105 million plus additional cash consideration of $10 million that was paid in the first quarter of 2019.

5.    INVENTORIES
Inventories consisted of the following at December 31:

	2020	2019
Raw materials and parts	$132,041	$129,294
Work-in-progress	55,688	43,202
Finished goods	109,882	101,789
Total inventory	$297,611	$274,285

6.    FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate and cross currency swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2020, the interest payments associated with 78% of the Company’s debt are fixed obligations. The amount of the Company’s fixed obligation interest payments may change based upon the expiration dates of its interest rate and cross currency swap agreement and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portion of the cash flow hedges, also see Note 7 and Note 11 to the consolidated financial statements. As

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

also mentioned in Note 10, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary.
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
In June 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company’s credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payment, excluding the credit spread, to a fixed Swiss franc income of 0.95%. The swap began in June 2019 and matures in June 2021.
In February 2019, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company’s credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payment, excluding the credit spread, to a fixed Swiss franc income of 0.78%. The swap began in February 2019 and matures in June 2021.
In 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company’s credit agreement to a fixed obligation of 2.25% which began in February 2017 and matures in February 2022.
In 2013, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement was a swap which had the effect of changing the floating rate LIBOR-based interest payments associated with $50 million in borrowings under the Company’s credit agreement to a fixed obligation of 2.52% which began in October 2015 and matured in October 2020.
The Company’s cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2020 and 2019 and are disclosed in Note 7 to the consolidated financial statements. A derivative loss of $0.7 million based upon interest rates at December 31, 2020 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2020, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
Other Derivatives
The Company primarily enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2020 and 2019, as disclosed in Note 7 to the consolidated financial statements. The Company recognized in other charges (income) a net gain of $4.8 million and net loss of $3.7 million and $1.2 million during the years ended December 31, 2020, 2019, and 2018, respectively, which offset the related net transaction gains (losses) associated with these

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

contracts. At December 31, 2020 and 2019, these contracts had a notional value of $536.5 million and $494.6 million, respectively.
The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

7.    FAIR VALUE MEASUREMENTS
At December 31, 2020 and 2019, the Company had derivative assets totaling $2.2 million and $1.6 million, respectively, and derivative liabilities totaling $23.3 million and $9.0 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair value of the interest rate swap agreements, the cross-currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2020 and 2019.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at December 31, 2020 and 2019.

	2020	2019	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$2,227	$1,568	Other current assets and prepaid expenses
Total derivative assets	$2,227	$1,568

Foreign currency forward contracts not designated as hedging instruments	$1,399	$2,392	Accrued and other liabilities
Cash flow hedges:
Interest rate swap agreements	—	371	Accrued and other liabilities
Cross currency swap agreements	13,093	—	Accrued and other liabilities
Interest rate swap agreements	2,502	1,548	Other non-current liabilities
Cross currency swap agreements	6,297	4,706	Other non-current liabilities
Total derivative liabilities	$23,291	$9,017

The Company had $14.3 million and $8.2 million of cash equivalents at December 31, 2020 and 2019, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company’s debt exceeds the carrying value by approximately $57.4 million as of December 31, 2020. The fair value of the Company’s fixed interest rate debt was estimated using Level 2 inputs and primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.

8.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2020	2019
Land	$61,838	$58,047
Building and leasehold improvements	356,699	326,743
Machinery and equipment	458,174	413,411
Computer software	544,490	514,400
Property, plant, and equipment, gross	1,421,201	1,312,601
Less accumulated depreciation and amortization	(622,333)	(563,944)
Property, plant, and equipment, net	$798,868	$748,657

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2020	2019
Balance at beginning of year	$535,979	$534,780
Goodwill acquired	6,169	—
Foreign currency translation	8,122	1,199
Balance at year end	$550,270	$535,979

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that there had been no impairment of these assets through December 31, 2020. The Company identified no triggering events or other circumstances which indicated the carrying amount of goodwill or intangible assets may not be recoverable.
The components of other intangible assets as of December 31 are as follows:

	2020			2019
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$201,445	$(68,319)	$133,126	$197,764	$(58,851)	$138,913
Proven technology and patents	78,312	(52,138)	26,174	75,170	(46,532)	28,638
Tradenames (finite life)	4,896	(3,444)	1,452	4,594	(3,124)	1,470
Tradenames (indefinite life)	35,595	—	35,595	35,474	—	35,474
Other	5,215	(4,777)	438	5,462	(3,715)	1,747
	$325,463	$(128,678)	$196,785	$318,464	$(112,222)	$206,242

The Company recognized amortization expense associated with the above intangible assets of $15.7 million, $15.1 million, and $14.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $14.7 million for 2021, $13.2 million for 2022, $13.5 million for 2023, $12.9 million for 2024, and $11.8 million for 2025. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $14.9 million, $11.2 million after tax, $14.3 million, $10.8 million after tax, and $13.3 million, $10.0 million after tax, for the years ended December 31, 2020, 2019, and 2018, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software, which is included in Property, Plant, and Equipment in Note 8, of $40.7 million, $34.4 million, and $33.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

10.    DEBT
Debt consisted of the following at December 31:

	2020	2019
3.67% $50 million 10-year Senior Notes due December 17, 2022	$50,000	$50,000
4.10% $50 million 10-year Senior Notes due September 19, 2023	50,000	50,000
3.84% $125 million 10-year Senior Notes due September 19, 2024	125,000	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	75,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	153,299	140,197
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	165,563	151,413
Senior Notes debt issuance costs, net	(2,760)	(2,259)
Total Senior Notes	791,102	714,351
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points(1)	491,419	520,999
Other local arrangements	51,970	55,868
Total debt	1,334,491	1,291,218
Less: current portion	(50,317)	(55,868)
Total long-term debt	$1,284,174	$1,235,350
(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
The Company’s weighted average interest rate was 2.9% and 3.3% for the years ended December 31, 2020 and 2019, respectively.
Senior Notes
The Senior Notes listed above are senior unsecured obligations of the Company and interest is payable semi-annually. The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interests, and in some instances a “make whole” prepayment premium. The Euro Senior Notes, if prepaid, may also include a swap related currency loss. The Senior Notes each contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. The agreements also require the Company to maintain a consolidated interest coverage ratio of not less than 3.5 to 1.0 and a consolidated leverage ratio of not more than 3.5 to 1.0. The Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2020.
Total issuance costs of approximately $3.4 million have been incurred by the Company related to the Senior Notes mentioned above and are being amortized to interest expense over the various term.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes and the EUR 135 million 1.30% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $27.3 million for the year ended December 31, 2020 and an unrealized gain of $1.3 million and of $6.7

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

million for the years ended December 31, 2019 and 2018, respectively. The Company has a loss of $28.8 million recorded in accumulated other comprehensive income (loss) as of December 31, 2020.
In December 2020, the Company entered into an agreement to issue and sell EUR 125.0 million of 15-year 1.06% Euro Senior Notes ("1.06% Euro Senior Notes"). The terms of the Euro Senior Notes are consistent with the previous Euro Senior Notes as described above. The Company also entered into a forward contract to receive $152.1 million at the time of issuing the 1.06% Euro Senior Notes in March 2021. The proceeds will be used to repay outstanding amounts on the Company’s credit facility and fund operational expenses. The 1.06% Euro Senior Notes will be designated as a hedge of a portion of the Company’s net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment.
Credit Agreement
The Company has a $1.1 billion Credit Agreement (the “Credit Agreement”), which has $602.5 million of availability remaining as of December 31, 2020. The Credit Agreement is provided by a group of financial institutions and has a maturity date of June 15, 2023. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio, which was set at LIBOR plus 87.5 basis points as of June 15, 2018. The Company must also pay facility fees that are tied to its leverage ratio. The Company is required to maintain a ratio of funded debt to consolidated EBITDA of 3.5 to 1.0 or less and an interest coverage ratio of 3.5 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company was in compliance with its covenants as of December 31, 2020. The Company capitalized $2.0 million in financing fees in other long-term assets during 2018 associated with the Credit Agreement which will be amortized to interest expense on a straight-line basis through 2023.
Other Local Arrangements
In April 2018, two of the Company’s non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2020.
11.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2020, 2,797,351 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.

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
Share Repurchase Program
In November 2020, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program which had $3.1 billion of remaining availability as of December 31, 2020. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 29.4 million common shares since the inception of the program in 2004 through December 31, 2020, at a total cost of $5.9 billion. During the years ended December 31, 2020 and 2019, the Company spent $775 million, and in 2018, $475 million on the repurchase of 815,652 shares, 1,094,648 shares, and 802,809 shares at an average price per share of $950.14, $707.97, and $591.65, respectively. The Company reissued 162,176 shares, 298,002 shares, and 183,379 shares held in treasury for the exercise of stock options and restricted stock units during 2020, 2019, and 2018, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2020, 2019, and 2018:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2017	$(31,340)	$(1,081)	$(232,985)	$(265,406)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	(24,106)	(24,106)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(658)	—	(658)
Foreign currency translation adjustment	(32,573)	—	3,522	(29,051)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	2,441	14,366	16,807
Net change in other comprehensive income (loss), net of tax	(32,573)	1,783	(6,218)	(37,008)
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	(32,269)	(32,269)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(1,063)	—	(1,063)
Foreign currency translation adjustment	2,898	—	(2,108)	790
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(861)	12,144	11,283
Net change in other comprehensive income (loss), net of tax	2,898	(1,924)	(22,233)	(21,259)
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service costs, and plan amendments	—	—	(35,755)	(35,755)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(11,323)	—	(11,323)
Foreign currency translation adjustment	29,914	—	(19,701)	10,213
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	11,066	14,547	25,613
Net change in other comprehensive income (loss), net of tax	29,914	(257)	(40,909)	(11,252)
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) during the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$2,413	$109	$539	Interest expense
Cross currency swap	11,531	(1,022)	2,212	(a)
Total before taxes	13,944	(913)	2,751
Provision for taxes	2,878	(52)	310	Provision for taxes
Total, net of taxes	$11,066	$(861)	$2,441

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$18,609	$15,467	$18,756	(b)
Provision for taxes	4,062	3,323	4,390	Provision for taxes
Total, net of taxes	$14,547	$12,144	$14,366
(a)The cross currency swap reflects an unrealized loss of $13.8 million, $3.6 million, and $0.8 million recorded in other charges (income) during the years ended December 31, 2020, 2019, and 2018, respectively, that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $2.3 million, $4.6 million, and $3.0 million recorded in interest expense during the years ended December 31, 2020, 2019, and 2018, respectively.
(b)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 13 for additional details.
12.    EQUITY INCENTIVE PLAN
The Company’s equity incentive plan provides employees and directors of the Company additional incentives to join and/or remain in the service of the Company as well as to maintain and enhance the long-term performance and profitability of the Company. The Company’s 2013 equity incentive plan was approved by shareholders on May 2, 2013 and provides that 2 million shares of common stock, plus any shares that remained available for grant under the Company’s prior equity incentive plan as well as options outstanding that terminate without being exercised, may be the subject of awards. The plan provides for the grant of options, restricted stock units, and other equity-based awards. The exercise price of options granted shall not be less than the fair market value of the common stock on the date of the award. Options primarily vest equally over a five-year period from the date of grant and have a maximum term of up to 10 years. Restricted units primarily vest equally over a five-year period from the date of grant. Performance share units generally vest after a three-year period from the date of the grant based upon satisfaction of the performance condition. The compensation committee of the Board of Directors has generally granted restricted share units to participating managers and non-qualified stock options and performance share units to executive officers.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2019 through December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	608,715	$334.20	$279.5
Granted	16,273	1,103.74
Exercised	(141,139)	319.84
Forfeited	(9,746)	505.95
Outstanding at December 31, 2020	474,103	400.21	350.6
Options exercisable at December 31, 2020	367,451	$319.84	$301.3

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2020 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

78,288	$168.98	1.8	78,288
131,501	$253.87	3.3	131,501
128,642	$357.51	5.4	105,179
135,672	$715.98	8.1	52,483
474,103		5.0	367,451

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2020, 2019, and 2018 was $284.25, $196.40, and $189.78, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2020	2019	2018
Risk-free interest rate	0.34%	1.74%	3.09%
Expected life in years	6.0	6.0	5.9
Expected volatility	26%	24%	26%
Expected dividend yield	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was approximately $84.5 million, $146.6 million, and $74.3 million, respectively.
The compensation expense for options recognized during the years ended December 31, 2020, 2019, and 2018 was $7.7 million, $8.0 million, and $8.4 million, respectively.
During the fourth quarter of 2016, the Company granted 12,678 performance-based options, with a grant-date fair value of $1.5 million. Compensation expense is recognized over the five-year vesting provisions based upon the probability of the performance condition being met.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2019 through December 31, 2020:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2019	40,985	$32.5	17,183	$13.6
Granted	8,285		2,690
Adjustment for performance results achieved(1)	—		1,838
Vested	(14,667)		(6,370)
Forfeited	(1,507)		—
Outstanding at December 31, 2020	33,096	$37.7	15,341	$17.5
(1) 2016 performance share units vested in the first quarter 2020.
The weighted average grant-date fair value of the restricted stock units granted during years ended 2020, 2019, and 2018 was $1,104.02, $720.81, and $595.31 per unit, respectively, which primarily vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant was $9.1 million for 2020, $8.9 million for 2019, and $9.6 million for 2018 and will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2020, 2019, and 2018 was approximately $7.7 million, $7.0 million, and $7.2 million, respectively. Approximately $7.9 million, $7.1 million, and $6.8 million of compensation expense was recognized during the years ended December 31, 2020, 2019, and 2018, respectively.
The Company granted performance share units with a market condition during 2020, 2019, and 2018, respectively. Grantees of performance share units will be eligible to receive shares of the Company’s common stock depending upon the Company’s total shareholder return relative to the performance of companies in the S&P 500 Healthcare and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero to 200% of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. During 2020, the market conditions for the 2017 performance share units were met and will vest in the first quarter 2021 with a payout of 132%. Performance share unit awards were valued using a Monte Carlo simulation based on the following assumptions:

	2020	2019	2018
Risk-free interest rate	0.18%	1.69%	3.03%
Expected life in years	3	3	3
Expected volatility	26%	24%	26%
Expected dividend yield	—	—	—
As of the date granted, the fair value of the performance share units granted was $1,345.03 for 2020, $803.26 for 2019, and $733.35 for 2018. The total fair value of the performance share units on the date of the grant was $3.6 million for 2020, 2019, and 2018, and will be recorded as compensation expense on a straight-line basis over the three-year performance period.
At December 31, 2020, a total of 2,080,274 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

As of December 31, 2020, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units, and performance share units was $48.2 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.2 years.

13.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $19.3 million, $18.8 million, and $18.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees’ compensation for certain periods during the last years of employment. Prior to 2002, the Company’s U.S. operations also provided post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.
The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2020 and 2019:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$142,450	$130,202	$961,263	$864,095	$1,295	$2,186	$1,105,008	$996,483
Service cost, gross	1,304	1,063	33,995	30,665	—	—	35,299	31,728
Interest cost	3,556	4,585	4,778	10,192	25	64	8,359	14,841
Actuarial losses (gains)	10,733	14,449	43,508	84,262	(70)	(129)	54,171	98,582
Plan amendments and other	—	—	112	—	—	(576)	112	(576)
Benefits paid	(8,096)	(7,849)	(39,412)	(38,181)	(220)	(250)	(47,728)	(46,280)
Impact of foreign currency	—	—	87,567	10,230	—	—	87,567	10,230
Benefit obligation at end of year	$149,947	$142,450	$1,091,811	$961,263	$1,030	$1,295	$1,242,788	$1,105,008
Change in plan assets:
Fair value of plan assets at beginning of year	$102,812	$95,541	$861,962	$767,410	$—	$—	$964,774	$862,951
Actual return on plan assets	9,223	15,037	39,535	76,732	—	—	48,758	91,769
Employer contributions	5,523	83	26,249	25,323	220	250	31,992	25,656
Plan participants’ contributions	—	—	15,681	15,130	—	—	15,681	15,130
Benefits paid	(8,096)	(7,849)	(39,412)	(38,181)	(220)	(250)	(47,728)	(46,280)
Impact of foreign currency and other	—	—	80,307	15,548	—	—	80,307	15,548
Fair value of plan assets at end of year	$109,462	$102,812	$984,322	$861,962	$—	$—	$1,093,784	$964,774
Funded status	$(40,485)	$(39,638)	$(107,489)	$(99,301)	$(1,030)	$(1,295)	$(149,004)	$(140,234)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The change in the benefit obligation for 2020 and 2019 includes an actuarial loss primarily related to a decline in discount rates, offset in part by plan asset returns.
The accumulated benefit obligations at December 31, 2020 and 2019 were $149.9 million and $142.5 million, respectively, for the U.S. defined benefit pension plan and $920.3 million and $812.0 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2020 were $216.7 million, $205.3 million, and $57.4 million, respectively. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2019 were $195.3 million, $184.4 million, and $51.5 million, respectively.
Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Other non-current assets	$—	$—	$51,619	$44,536	$—	$—	$51,619	$44,536
Accrued and other liabilities	(133)	(126)	(5,549)	(5,023)	(153)	(239)	(5,835)	(5,388)
Pension and other post-retirement liabilities	(40,353)	(39,512)	(153,559)	(138,813)	(877)	(1,057)	(194,789)	(179,382)
Accumulated other comprehensive loss (income)	69,296	64,269	332,280	286,370	(891)	(924)	400,685	349,715
Total	$28,810	$24,631	$224,791	$187,070	$(1,921)	$(2,220)	$251,680	$209,481

The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2020 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Plan amendments and prior service cost	$—	$(9,857)	$(501)	$(10,358)	$(8,262)
Actuarial losses (gains)	69,296	342,137	(390)	411,043	322,947
Total	$69,296	$332,280	$(891)	$400,685	$314,685

The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2020:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$7,605	$37,041	$(70)	$44,576	$35,662
Plan amendment	—	112	—	112	93
Amortization of:
Actuarial (losses) gains	(2,578)	(23,251)	28	(25,801)	(20,370)
Plan amendments and prior service cost	—	7,117	75	7,192	5,823
Impact of foreign currency	—	24,891	—	24,891	19,701
Total	$5,027	$45,910	$33	$50,970	$40,909

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.		Non-U.S.
	2020	2019	2020	2019
Discount rate	2.22%	3.03%	0.32%	0.51%
Compensation increase rate	n/a	n/a	0.86%	0.86%
Expected long-term rate of return on plan assets	5.75%	6.25%	3.73%	3.76%
Interest crediting risk	n/a	n/a	0.50%	0.80%

The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2020	2019	2018	2020	2019	2018
Discount rate	3.03%	4.11%	3.49%	0.51%	1.22%	0.97%
Compensation increase rate	n/a	n/a	n/a	0.86%	0.87%	0.87%
Expected long-term rate of return on plan assets	6.25%	6.50%	6.50%	3.76%	3.84%	3.86%

Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan include the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost, net	$1,304	$1,063	$1,090	$18,314	$15,534	$15,545	$—	$—	$—	$19,618	$16,597	$16,635
Interest cost on projected benefit obligations	3,556	4,585	4,242	4,778	10,192	8,630	25	64	66	8,359	14,841	12,938
Expected return on plan assets	(6,094)	(5,887)	(6,929)	(33,067)	(29,162)	(31,005)	—	—	—	(39,161)	(35,049)	(37,934)
Recognition of actuarial losses/(gains) and prior service costs	2,578	2,374	5,804	16,134	13,784	14,575	(103)	(691)	(1,623)	18,609	15,467	18,756
Net periodic pension cost / (benefit)	$1,344	$2,135	$4,207	$6,159	$10,348	$7,745	$(78)	$(627)	$(1,557)	$7,425	$11,856	$10,395

The projected post-retirement benefit obligation was principally determined using discount rates of 1.47% in 2020 and 2.54% in 2019. Net periodic post-retirement benefit cost was principally determined using discount rates of 2.54% in 2020, 3.75% in 2019, and 3.15% in 2018. The health care cost trend rate was 6.0% in 2020, 6.2% in 2019, and 6.4% in 2018, decreasing to 4.50% in 2029.
The Company’s overall asset investment strategy is to achieve long-term growth while minimizing volatility by widely diversifying among asset types and strategies. Target asset allocations and investment return criteria are established by the pension committee or designated officers of each plan. Target asset allocation ranges for the U.S. pension plan include 40-60% in equity securities, 23-33% in fixed income securities, and 15-25% in other types of investments. International plan assets relate primarily to the Company’s Swiss plan with target allocations of 24-45% in equities, 35-55% in fixed income securities, and 15-25% in other types of investments. Actual results are monitored against targets and the trustees are required to report to the members of each plan, including an analysis of investment performance on an

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

annual basis at a minimum. Day-to-day asset management is typically performed by third-party asset managers, reporting to the pension committees or designated officers.
The long-term rate of return on plan asset assumptions used to determine pension expense under U.S. GAAP is generally based on estimated future returns for the target investment mix determined by the trustees as well as historical investment performance.
The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2020				December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$166,614	$—	$—	$166,614	$104,144	$—	$—	$104,144
Equity Securities:
Mettler-Toledo Stock	3,767	—	—	3,767	2,620	—	—	2,620
Equity Mutual Funds:
U.S.(1)	7,467	30,460	—	37,927	7,245	29,885	—	37,130
International(2)	83,309	41,027	—	124,336	62,569	53,188	—	115,757
Emerging Markets(3)	131,103	966	—	132,069	110,972	822	—	111,794
Fixed Income Securities:
Corporate/Government Bonds(4)	92,085	—	—	92,085	84,020	—	—	84,020
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	43,055	1,793	44,848	—	37,459	1,486	38,945
Core Bond(6)	72,061	64,111	—	136,172	116,629	61,960	—	178,589
Real Asset Mutual Funds:
Real Estate(7)	117,089	15,864	—	132,953	95,580	14,185	—	109,765
Commodities(8)	53,088	—	—	53,088	47,697	—	—	47,697
Other Types of Investments:
Debt Securities (9)	43,060	—	—	43,060	39,275	—	—	39,275
Global Allocation Funds(10)	12,359	—	—	12,359	12,269	—	—	12,269
Insurance Linked Securities(11)	19,038	—	—	19,038	18,434	—	—	18,434
Total assets in fair value hierarchy	$801,040	$195,483	$1,793	$998,316	$701,454	$197,499	$1,486	$900,439
Investments measured at net asset value:
International(12)				2,930				3,288
Emerging Markets (12)				7,262				6,650
Multi-Strategy Fund of Hedge Funds (12)				85,276				54,397
Total pension assets at fair value				$1,093,784				$964,774
_______________________________________
(1)Represents primarily large capitalization equity mutual funds tracking the S&P 500 Index.
(2)Represents all capitalization core and value equity mutual funds located primarily in Switzerland, the United Kingdom, and Canada.
(3)Represents core and growth mutual funds and funds of mutual funds invested in emerging markets primarily in Eastern Europe, Latin America, and Asia.
(4)Represents investments in high-grade corporate and government bonds located in Switzerland and the European Union.
(5)Represents fixed and variable rate annuity contracts provided by insurance companies.
(6)Represents fixed income mutual funds invested in the U.S., the United Kingdom, Switzerland, and European government bonds, high-grade corporate bonds, mortgage-backed securities, and collateralized mortgage obligations.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

(7)Represents mutual funds invested in real estate located primarily in Switzerland.
(8)Represents commodity funds invested across a broad range of sectors.
(9)Represents a loan to a wholly owned subsidiary of the Company. See Note 10 for additional disclosure.
(10)Represents mutual funds invested globally in both equities and fixed income securities.
(11)Represents a broadly diversified portfolio of assets that carry exposure to insurance risks, particularly insurance linked securities.
(12)Investments that are measured using the net asset value (NAV) per share practical expedient have not been categorized in the fair value hierarchy. The amounts presented above are intended to permit reconciliation of the fair value hierarchy to the fair value of total plan assets in order to determine the amounts included in the consolidated balance sheet.
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
The following table presents a roll-forward of activity for the years ended December 31, 2020 and 2019 for Level 3 asset categories:

Insurance Contracts
Balance at December 31, 2018	$1,461
Actual return on plan assets related to assets held at end of year	14
Sales	(54)
Purchases	83
Impact of foreign currency	(18)
Balance at December 31, 2019	$1,486
Actual return on plan assets related to assets held at end of year	22
Purchases	99
Impact of foreign currency	186
Balance at December 31, 2020	$1,793

There were no transfers between any asset levels during the years ended December 31, 2020 and 2019.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits Net of Subsidy	Total
2021	$8,382	$49,784	$153	$58,319
2022	8,507	48,687	128	57,322
2023	8,666	49,242	110	58,018
2024	8,750	50,370	98	59,218
2025	8,778	50,415	87	59,280
2026-2030	42,808	246,920	303	290,031

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

In 2020, the Company expects to make employer pension contributions of approximately $27.9 million to its non-U.S. pension plan and employer contributions of approximately $0.2 million to its U.S. post-retirement medical plan.

14.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2020	2019	2018
United States	$94,651	$102,262	$60,043
Non-United States	654,092	579,132	591,815
Earnings before taxes	$748,743	$681,394	$651,858
The provision for taxes consist of:

	Current	Deferred	Total
Year ended December 31, 2020:
United States federal	$6,242	$(6,311)	$(69)
United States state and local	5,563	(1,736)	3,827
Non-United States	146,983	(4,737)	142,246
Total	$158,788	$(12,784)	$146,004
Year ended December 31, 2019:
United States federal	$3,033	$(2,622)	$411
United States state and local	(996)	(1,950)	(2,946)
Non-United States	122,878	(58)	122,820
Total	$124,915	$(4,630)	$120,285
Year ended December 31, 2018:
United States federal	$3,422	$(4,699)	$(1,277)
United States state and local	5,073	(161)	4,912
Non-United States	128,450	7,162	135,612
Total	$136,945	$2,302	$139,247

The provision for tax expense differed from the amounts computed by applying the United States federal income tax rate of 21% for the years ended December 31, 2020, 2019, and 2018 to earnings before taxes as a result of the following:

	2020	2019	2018
Expected tax	$157,236	$143,092	$136,890
United States state and local income taxes, net of federal income tax benefit	3,320	499	2,787
Net effect of Swiss tax reform (see below)	—	(15,833)	—
Net effect of U.S. tax reform (see below)	—	—	3,597
Non-United States income taxes at other than U.S. federal rate	179	18,546	12,710
Excess tax benefits from stock option exercises	(17,261)	(28,279)	(13,836)
Effect of Biotix contingent consideration settlement	—	—	(4,394)
Other, net	2,530	2,260	1,493
Total provision for taxes	$146,004	$120,285	$139,247

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The Company’s reported effective tax rate was 19.5% in 2020, 17.7% in 2019, and 21.4% in 2018.
As discussed below, the provision for income taxes included a net benefit of $15.8 million in 2019 related to Swiss tax reform and a charge of $3.6 million in 2018 related to the Tax Cuts and Jobs Act, which had the effect of reducing the Company’s effective tax rate by 2.3% in 2019 and increasing the Company’s effective tax rate by 0.6% in 2018. The 2018 effective tax rate also included a benefit of 0.7% associated with the one-time gain related to the settlement of the Biotix contingent consideration.
In May 2019, a public referendum was held in Switzerland that approved Swiss federal tax reform proposals previously approved by the Swiss Parliament. Additional changes in Swiss cantonal law were enacted in October 2019 (collectively "Swiss Tax Reform"). The changes in Swiss federal tax had an immaterial effect on our financial statements. As a result of the enactment of the cantonal law, the Company recognized a deferred tax asset of $48.1 million less a valuation allowance of $31.9 million in the fourth quarter of 2019. The amount primarily related to deferred benefits associated with an allowed step-up of intangible assets for tax purposes. The rate impact of Swiss Tax Reform was effective January 1, 2020 and did not have a material impact on the Company’s consolidated effective tax rate.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2020	2019
Deferred tax assets:
Inventory	$18,849	$15,756
Lease liability, accrued and other liabilities	94,113	85,590
Accrued post-retirement benefit and pension costs	56,618	53,078
Net operating loss and tax credit carryforwards	27,717	30,647
Swiss tax reform intangible assets	53,080	48,062
Other	12,408	11,918
Total deferred tax assets	262,785	245,051
Less valuation allowance	(52,388)	(50,853)
Total deferred tax assets less valuation allowance	210,397	194,198
Deferred tax liabilities:
Inventory	6,029	5,952
Lease right-of-use assets and other assets	29,553	27,268
Property, plant, and equipment	60,047	51,298
Acquired intangibles amortization	62,584	63,451
Prepaid post-retirement benefit and pension costs	28,270	28,542
International earnings	16,526	24,137
Unrealized currency gains	—	1,839
Total deferred tax liabilities	203,009	202,487
Net deferred tax (liability) asset	$7,388	$(8,289)

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2020	2019
Unrecognized tax benefits at beginning of year	$29,934	$25,676
Increases related to current tax positions	9,503	6,215
Decreases related to prior year tax positions	(2,900)	(116)
Decreases resulting from a lapse of the applicable statute of limitations	—	(1,748)
Impact of foreign currency	1,757	(93)
Unrecognized tax benefits at end of year	$38,294	$29,934

Included in the balance of unrecognized tax benefits at December 31, 2020 and 2019 were $38.3 million and $29.9 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2020 and 2019 was $6.2 million and $4.5 million, respectively.
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
As of December 31, 2020, the major jurisdictions for which the Company is subject to examinations are: Germany for years after 2015; the United States after 2016; France after 2017; Switzerland after 2016; the United Kingdom after 2017; and China after 2017. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

15.    RESTRUCTURING CHARGES
During the past several years, we have initiated various cost reduction measures. For the years ended December 31, 2020, 2019, and 2018, we have incurred $10.5 million, $15.8 million, and $18.4 million, respectively, of restructuring expenses which primarily comprise employee related costs. Liabilities

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A roll-forward of the Company’s accrual for restructuring activities for the years ended December 31, 2020 and 2019 is as follows:

Total
Balance at December 31, 2018	$7,972
Restructuring charges	15,760
Cash payments / utilization	(16,483)
Impact of foreign currency	(548)
Balance at December 31, 2019	$6,701
Restructuring charges	10,516
Cash payments / utilization	(8,541)
Impact of foreign currency	508
Balance at December 31, 2020	$9,184

16.    OTHER CHARGES (INCOME), NET
Other charges (income), net consisted of net other income of $13.8 million, $6.2 million, and $21.8 million in 2020, 2019, and 2018, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $12.2 million, $4.8 million, and $6.2 million in 2020, 2019, and 2018, respectively. Other charges (income), net in 2018 also includes a one-time gain of $18.7 million associated with the settlement of the Biotix acquisition contingent consideration, as well as a one-time legal charge of $3 million.

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
The Company’s operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service, and administrative offices, while vehicle leases are primarily related to the Company’s field sales and service organization. The consolidated balance sheet included the following balances as of December 31:

	2020	2019	Balance Sheet Location
Right-of-use assets, net	$98,624	$87,317	Other non-current assets

Current lease liability	$29,216	$27,584	Accrued and other liabilities
Non-current lease liability	69,830	60,937	Other non-current liabilities
Total operating lease liability	$99,046	$88,521

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

As of December 31, 2020, the Company has entered into additional real estate operating leases of $15.3 million that are expected to commence in 2021.
For the years ended December 31, 2020 and 2019, the Company had the following recorded in selling, general, and administrative associated with leasing arrangements:

	2020	2019
Operating lease expense	$34,559	$33,666
Variable lease expense	4,182	4,337
Short-term lease expense	991	1,187
Total lease expense	$39,732	$39,190

Weighted average remaining lease term	6.8 years	6.4 years
Weighted average discount rate	2.5%	2.9%

Rent expense for operating leases under ASC 840 - Leases was $38.9 million for the year ended December 31, 2018.
Accruals and other on the consolidated statement of cash flows includes the amortization of the lease right-of-use asset of $32.1 million and $31.1 million, offset by a change in the lease liability of $31.7 million and $30.1 million for the years ended December 31, 2020 and 2019, respectively. Lease payments within operating activities were $36.0 million and $33.5 million for the years ended December 31, 2020 and 2019, respectively. The Company also obtained non-cash lease right-of-use assets in exchange for lease liabilities of $35.0 million and $25.7 million for the years ended December 31, 2020 and 2019, respectively.
The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended December 31:

2021	$31,305
2022	21,363
2023	14,716
2024	8,513
2025	4,536
Thereafter	28,160
Total lease payments	108,593
Less imputed interest	(9,547)
Total operating lease liability	$99,046

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the operations of the Company’s reportable segments:

For the Year Ended December 31, 2020	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets(c)	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,072,319	$121,850	$1,194,169	$244,940	$11,347	$2,560,652	$(18,258)	$415,869
Swiss Operations	143,923	679,837	823,760	245,465	6,257	2,028,879	(5,495)	24,525
Western European Operations	716,715	173,176	889,891	147,562	4,769	1,294,579	(13,678)	93,514
Chinese Operations	578,610	213,735	792,345	270,497	8,506	985,977	(9,755)	686
Other(a)	573,610	4,600	578,210	77,910	3,737	340,786	(5,974)	15,676
Eliminations and Corporate(b)	—	(1,193,198)	(1,193,198)	(145,666)	7,428	(4,396,324)	(39,334)	—
Total	$3,085,177	$—	$3,085,177	$840,708	$42,044	$2,814,549	$(92,494)	$550,270

For the Year Ended December 31, 2019	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets(c)	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,057,115	$114,794	$1,171,909	$210,133	$10,684	$2,363,725	$(15,607)	$410,022
Swiss Operations	139,499	657,678	797,177	233,292	6,069	1,648,065	(5,820)	22,369
Western European Operations	700,741	175,759	876,500	123,845	4,450	1,150,214	(11,267)	87,980
Chinese Operations	544,716	224,517	769,233	266,522	8,045	694,903	(10,252)	633
Other(a)	566,581	5,890	572,471	71,483	3,395	358,281	(4,936)	14,975
Eliminations and Corporate(b)	—	(1,178,638)	(1,178,638)	(127,197)	6,348	(3,425,867)	(49,459)	—
Total	$3,008,652	$—	$3,008,652	$778,078	$38,991	$2,789,321	$(97,341)	$535,979

For the Year Ended December 31, 2018	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,007,798	$104,458	$1,112,256	$161,615	$10,425	$2,113,268	$(27,896)	$410,021
Swiss Operations	134,064	628,529	762,593	202,027	5,835	1,471,625	(1,123)	21,994
Western European Operations	718,788	176,995	895,783	122,574	4,173	983,809	(16,879)	87,242
Chinese Operations	525,109	242,452	767,561	270,668	7,869	1,237,248	(13,248)	644
Other(a)	549,827	6,543	556,370	78,317	3,774	319,070	(8,342)	14,879
Eliminations and Corporate(b)	—	(1,158,977)	(1,158,977)	(104,696)	5,091	(3,506,173)	(75,238)	—
Total	$2,935,586	$—	$2,935,586	$730,505	$37,167	$2,618,847	$(142,726)	$534,780
(a)Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
(c)The lease right-of-use asset, net increased total assets as of December 31, 2020 and 2019 for U.S. Operations by $35.5 million and $38.3 million, Swiss Operations by $2.3 million and $1.3 million, Western European Operations by $28.9 million and $20.1 million, Chinese Operations by $2.9 million and $3.0 million, Other by $25.9 million and $22.7 million, and Corporate by $3.1 million and $1.9 million million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of earnings before taxes to segment profit follows:

	2020	2019	2018
Earnings before taxes	$748,743	$681,394	$651,858
Amortization	56,665	49,690	47,524
Interest expense	38,616	37,411	34,511
Restructuring charges	10,516	15,760	18,420
Other income, net	(13,832)	(6,177)	(21,808)
Segment profit	$840,708	$778,078	$730,505

During 2020, restructuring charges of $10.5 million were recognized, of which $3.2 million, $1.0 million, $5.2 million, $0.2 million, and $0.9 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $15.8 million were recognized in 2019, of which $4.2 million, $3.4 million, $6.9 million, $0.5 million, and $0.8 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively. Restructuring charges of $18.4 million were recognized in 2018, of which $11.0 million, $4 million, $2.8 million, $0.3 million and $0.3 million relate to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively.
The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these end-customers account for more than 1% of net sales. Service revenues are primarily derived from repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance, and spare parts. A breakdown of the Company’s sales by product category are disclosed in Note 3 to the consolidated financial statements.
    In certain circumstances, our reporting units sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment by geographic destination for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2020	2019	2018	2020	2019
United States	$1,014,180	$984,524	$933,419	$208,038	$200,497
Other Americas	166,446	181,323	172,537	3,713	3,828
Total Americas	1,180,626	1,165,847	1,105,956	211,751	204,325
Germany	199,499	195,790	205,296	48,468	48,401
France	134,542	130,387	141,513	9,123	8,849
United Kingdom	70,163	66,855	70,378	34,631	26,502
Switzerland	69,965	65,202	65,377	314,059	295,029
Other Europe	447,097	433,858	426,209	64,048	59,179
Total Europe	921,266	892,092	908,773	470,329	437,960
China	565,100	527,076	506,360	89,277	85,817
Rest of World	418,185	423,637	414,497	27,511	20,555
Total Asia/Rest of World	983,285	950,713	920,857	116,788	106,372
Total	$3,085,177	$3,008,652	$2,935,586	$798,868	$748,657

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share data, unless otherwise stated)

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for the years ended December 31, 2020 and 2019 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net sales	$649,162	$690,673	$807,357	$937,985
Gross profit	$374,409	$397,970	$469,608	$559,044
Net earnings	$98,115	$126,562	$161,767	$216,295
Basic earnings per common share:
Net earnings	$4.08	$5.29	$6.76	$9.15
Weighted average number of common shares	24,027,833	23,940,278	23,922,272	23,642,415
Diluted earnings per common share:
Net earnings	$4.03	$5.22	$6.68	$9.03
Weighted average number of common and common equivalent shares	24,353,477	24,228,989	24,225,204	23,965,853
Market price per share:
High	$835.13	$859.54	$1,005.15	$1,193.36
Low	$589.41	$630.58	$804.79	$966.92

2019
Net sales	$679,452	$731,366	$753,866	$843,968
Gross profit	$388,319	$419,538	$435,056	$498,298
Net earnings(a)	$111,805	$127,160	$129,395	$192,749
Basic earnings per common share:
Net earnings	$4.50	$5.15	$5.28	$7.95
Weighted average number of common shares	24,851,340	24,698,032	24,487,268	24,241,383
Diluted earnings per common share:
Net earnings	$4.42	$5.06	$5.20	$7.84
Weighted average number of common and common equivalent shares	25,310,525	25,118,352	24,880,179	24,599,702
Market price per share:
High	$729.72	$840.00	$872.45	$793.31
Low	$513.56	$701.80	$642.84	$658.61
(a) Net earnings includes a non-cash deferred net benefit of $15.8 million for the three months ended December 31, 2019 related to the enactment of Swiss tax reform.

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Deferred tax valuation allowance:
Year ended December 31, 2020	$50,853	$2,824	$3,009	$4,298	$52,388
Year ended December 31, 2019	$15,084	$36,658	$—	$889	$50,853
Year ended December 31, 2018	$12,857	$—	$3,023	$796	$15,084
_______________________________________
Note (A)
Amounts in 2020 and 2018 relate primarily to changes in currency translation adjustments and foreign tax credit carryforwards, respectively.
Note (B)
Amounts in 2020, 2019, and 2018 include decreases in state net operating losses and credits, foreign tax credit and R&D credit carryforwards.

S-1