Form 10-Q
period 2021-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2021-05-07
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021, OR
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

The Registrant had 23,269,421 shares of Common Stock outstanding at March 31, 2021.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2021 and 2020
(In thousands, except share data)
(unaudited)

	March 31, 2021	March 31, 2020
Net sales
Products	$626,915	$489,334
Service	177,475	159,828
Total net sales	804,390	649,162
Cost of sales
Products	245,270	191,623
Service	87,424	83,130
Gross profit	471,696	374,409
Research and development	39,272	34,387
Selling, general and administrative	221,752	198,744
Amortization	13,884	13,998
Interest expense	9,471	10,219
Restructuring charges	1,193	1,905
Other charges (income), net	710	(3,343)
Earnings before taxes	185,414	118,499
Provision for taxes	35,751	20,384
Net earnings	$149,663	$98,115

Basic earnings per common share:
Net earnings	$6.41	$4.08
Weighted average number of common shares	23,365,077	24,027,833

Diluted earnings per common share:
Net earnings	$6.32	$4.03
Weighted average number of common and common equivalent shares	23,685,665	24,353,477

Total comprehensive income, net of tax (Note 10)	$172,844	$74,087

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2021 and December 31, 2020
(In thousands, except share data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$106,654	$94,254
Trade accounts receivable, less allowances of $19,654 million at March 31, 2021
and $18,625 at December 31, 2020	574,418	593,809
Inventories	321,341	297,611
Other current assets and prepaid expenses	77,795	71,230
Total current assets	1,080,208	1,056,904
Property, plant and equipment, net	780,166	798,868
Goodwill	640,687	550,270
Other intangible assets, net	298,645	196,785
Deferred tax assets, net	39,240	41,836
Other non-current assets	189,422	169,886
Total assets	$3,028,368	$2,814,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$189,289	$175,801
Accrued and other liabilities	195,123	196,834
Accrued compensation and related items	124,966	179,252
Deferred revenue and customer prepayments	180,330	149,106
Taxes payable	99,596	89,017
Short-term borrowings and current maturities of long-term debt	52,505	50,317
Total current liabilities	841,809	840,327
Long-term debt	1,561,054	1,284,174
Deferred tax liabilities, net	34,697	34,448
Other non-current liabilities	388,165	372,925
Total liabilities	2,825,725	2,531,874
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 23,269,421 and 23,471,841 shares at March 31, 2021 and December 31, 2020, respectively	448	448
Additional paid-in capital	810,954	805,140
Treasury stock at cost (21,516,590 shares at March 31, 2021 and 21,314,170 shares at December 31, 2020)	(5,541,402)	(5,283,584)
Retained earnings	5,244,387	5,095,596
Accumulated other comprehensive loss	(311,744)	(334,925)
Total shareholders’ equity	202,643	282,675
Total liabilities and shareholders’ equity	$3,028,368	$2,814,549

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2021 and 2020
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options and restricted stock units	50,372	—	—	9,355	(2,220)	—	7,135
Repurchases of common stock	(268,161)	—	—	(200,000)	—	—	(200,000)
Share-based compensation	—	—	4,395	—	—	—	4,395
Net earnings	—	—	—	—	98,115	—	98,115
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,028)	(24,028)
Balance at March 31, 2020	23,907,528	$448	$788,266	$(4,729,799)	$4,595,183	$(347,701)	$306,397

Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options, restricted stock units and performance stock units	22,388	—	1,239	4,682	(872)	—	5,049
Repurchases of common stock	(224,808)	—	—	(262,500)	—	—	(262,500)
Share-based compensation	—	—	4,575	—	—	—	4,575
Net earnings	—	—	—	—	149,663	—	149,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,181	23,181
Balance at March 31, 2021	23,269,421	$448	$810,954	$(5,541,402)	$5,244,387	$(311,744)	$202,643

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2021 and 2020
(In thousands)
(unaudited)

	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net earnings	$149,663	$98,115
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	10,943	10,133
Amortization	13,884	13,998
Deferred tax benefit	(5,068)	(3,718)
Share-based compensation	4,575	4,395
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	12,232	39,906
Inventories	(28,029)	(20,674)
Other current assets	(4,175)	(4,211)
Trade accounts payable	15,543	(15,050)
Taxes payable	15,411	(15,096)
Accruals and other	(26,102)	(42,283)
Net cash provided by operating activities	158,877	65,515
Cash flows from investing activities:
Purchase of property, plant and equipment	(24,605)	(18,835)
Acquisitions	(185,074)	(5,610)
Net hedging settlements on intercompany loans	18,226	(10,008)
Net cash used in investing activities	(191,453)	(34,453)
Cash flows from financing activities:
Proceeds from borrowings	827,991	832,268
Repayments of borrowings	(523,146)	(551,319)
Proceeds from stock option exercises	5,049	7,135
Repurchases of common stock	(262,500)	(200,000)
Other financing activities	(714)	(800)
Net cash provided by financing activities	46,680	87,284

Effect of exchange rate changes on cash and cash equivalents	(1,704)	(2,546)

Net increase in cash and cash equivalents	12,400	115,800

Cash and cash equivalents:
Beginning of period	94,254	207,785
End of period	$106,654	$323,585

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of March 31, 2021 and through the date of this Report. Actual results may differ from those estimates due to uncertainty relating to the COVID-19 pandemic, as well as other factors.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
Raw materials and parts	$134,636	$132,041
Work-in-progress	59,681	55,688
Finished goods	127,024	109,882
	$321,341	$297,611
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
    Other intangible assets consisted of the following:

	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$279,600	$(70,393)	$209,207	$201,445	$(68,319)	$133,126
Proven technology and patents	98,175	(51,945)	46,230	78,312	(52,138)	26,174
Trade name (finite life)	8,164	(3,415)	4,749	4,896	(3,444)	1,452
Trade name (indefinite life)	35,539	—	35,539	35,595	—	35,595
Other	8,056	(5,136)	2,920	5,215	(4,777)	438
	$429,534	$(130,889)	$298,645	$325,463	$(128,678)	$196,785
The Company recognized amortization expense associated with the above intangible assets of $4.1 million and $3.9 million for the three months ended March 31, 2021 and 2020, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $21.6 million for 2021, $21.1 million for 2022, $20.3 million for 2023, $19.8 million for 2024, $18.8 million for 2025 and $16.6 million for 2026. Purchased intangible amortization was $3.8 million, $2.9 million after tax, and $3.7 million, $2.8 million after tax, for the three months ended March 31, 2021 and 2020, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $9.8 million and $10.0 million for the three months ended March 31, 2021 and 2020, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.6 million and $4.4 million of share-based compensation expense for the three months ended March 31, 2021 and 2020, respectively.
On May 6, 2021, the Company's shareholders approved the adoption of the Company's 2013 Equity Incentive Plan (Amended and Restated), and with the effect that approximately 0.9 million

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

additional shares of common stock will be added to the approximately 2.1 million shares that remained available under the plan prior to its amendment. In addition, shares subject to options granted under the Company's prior equity incentive plan that terminate without being exercised, will also be available for awards under the amended plan. The amended plan expires in 2031.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations utilizing the acquisition method of accounting. The results of each acquisition are included in the Company's consolidated results as of the acquisition date. The purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values and any consideration in excess of the net assets acquired is recognized as goodwill. The determination of the values of the acquired assets and assumed liabilities, including goodwill and intangible assets, require significant judgement. Acquisition transaction costs are expensed when incurred.

In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the expected contingent payments as of the acquisition date. Subsequent changes in the fair value of the contingent consideration are recorded to other charges (income), net.

Recent Accounting Pronouncements
    In March 2020, the FASB issued ASU 2020-04: Reference Rate Reform which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be be applied to any applicable contract entered into before December 31, 2022. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows:

Three months ended March 31, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$205,191	$30,167	$136,899	$143,325	$111,333	$626,915
Service Revenue:
Point in time	51,591	6,891	35,630	9,342	27,877	131,331
Over time	15,177	2,223	19,821	3,407	5,516	46,144
Total	$271,959	$39,281	$192,350	$156,074	$144,726	$804,390

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Three months ended March 31, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$177,436	$24,276	$105,877	$90,321	$91,424	$489,334
Service Revenue:
Point in time	50,234	5,557	31,391	7,106	25,676	119,964
Over time	13,739	2,064	16,057	3,172	4,832	39,864
Total	$241,409	$31,897	$153,325	$100,599	$121,932	$649,162
    A breakdown of net sales to external customers by geographic customer destination for the three months ended March 31 follows:

	2021	2020
Americas	$303,339	$264,824
Europe	241,377	194,828
Asia / Rest of World	259,674	189,510
Total	$804,390	$649,162

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

	2021	2020
Laboratory	$444,627	$357,091
Industrial	310,777	252,355
Retail	48,986	39,716
Total	$804,390	$649,162

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of March 31, 2021 and December 31, 2020 was $30.9 million and $22.6 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Changes in the components of deferred revenue and customer prepayments during the periods ended March 31, 2021 and 2020 are as follows:

	2021	2020
Beginning balances as of January 1	$149,106	$122,489
Customer pre-payments/deferred revenue	162,765	145,168
Revenue recognized	(127,985)	(120,291)
Foreign currency translation	(3,556)	(2,530)
Ending balance as of March 31	$180,330	$144,836

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
4.    ACQUISITIONS

In March 2021, the Company acquired all the membership interests of Mayfair Technology, LLC, ("PendoTECH") a manufacturer and distributor of single-use sensors, transmitters, control systems and software for measuring, monitoring and data collection primarily in bioprocess applications. PendoTECH serves bio-pharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and the Company may be required to pay additional consideration of up to $20.0 million and other post-closing amounts. The additional consideration is based upon financial thresholds in 2022 and 2023. The estimated fair value of the contingent consideration obligation at the time of acquisition of $13.5 million was determined using a Monte Carlo simulation based on the Company's forecast of future financial results.
Goodwill recorded in connection with the acquisition totaled $93.7 million, which is deductible for tax purposes. Identified intangible finite-life assets acquired include customer relationships of $78.6 million, technology and patents of $21.7 million, trade name of $3.4 million, and other intangibles of $2.4 million. The Company used variations of the income statement approach in determining the fair value of the intangible assets acquired; specifically, the multi-period excess earnings method to determine the fair value of the customer relationships acquired and the relief from royalty method to determine the fair value of the technology and patents. The Company's determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions principally related to revenue growth, royalty and customer attrition rates.
The identifiable finite-live intangible assets will be amortized on a straight-line basis over periods of 5 to 20 years and the annual aggregate amortization expense is estimated at $6.9 million. Net tangible assets acquired were $7.4 million and recorded at fair value in the consolidated financial statements. All of the acquired assets are included in the Company's U.S. Operations segment.

5.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portions of the cash flow hedges, also see Notes 6 and 10 to the interim consolidated financial statements. As also mentioned in Note 8, the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiary.
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
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2021 and December 31, 2020, respectively. A derivative loss of $0.9 million based upon interest rates at March 31, 2021, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of March 31, 2021.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2021 and December 31, 2020, as disclosed in Note 6. The Company recognized in other charges (income) a net gain of $12.5 million and net loss of $7.3 million during the three months ended March 31, 2021 and 2020, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2021 and December 31, 2020, these contracts had a notional value of $805.4 million and $536.5 million, respectively.
6.    FAIR VALUE MEASUREMENTS
At March 31, 2021 and December 31, 2020, the Company had derivative assets totaling $2.8 million and $2.2 million, respectively, and derivative liabilities totaling $12.4 million and $23.3 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2021 and December 31, 2020.
The estimated fair value of the contingent consideration obligation of $13.5 million relating to the PendoTECH acquisition was determined using a Monte Carlo simulation based on the Company's forecast of future financial results. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.
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
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. The Company does not have any assets or liabilities which are categorized as Level 1 or Level 3, with the exception of the PendoTECH contingent consideration described above.

	March 31, 2021	December 31, 2020	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$2,849	$2,227	Other current assets and prepaid expenses
Total derivative assets	$2,849	$2,227

Foreign currency forward contracts not designated as hedging instruments	$1,799	$1,399	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	$1,964	$—	Accrued and other liabilities
Cross currency swap agreement	$5,983	$13,093	Accrued and other liabilities
Interest rate swap agreements	—	2,502	Other non-current liabilities
Cross currency swap agreement	2,681	6,297	Other non-current liabilities
Total derivative liabilities	$12,427	$23,291

The Company had $18.0 million and $14.3 million of cash equivalents at March 31, 2021 and December 31, 2020, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.

The fair value of the Company's debt exceeds the carrying value by approximately $39.6 million as of March 31, 2021. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily utilizing discounted cash flow models based on estimated current rates offered for similar debt under current market conditions for the Company.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

7.     INCOME TAXES
The Company's reported tax rate was 19.3% and 17.2% during the three months ended March 31, 2021 and 2020, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.5% and 21.5% before non-recurring discrete tax items during 2021 and 2020, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

8.     DEBT
    Debt consisted of the following at March 31, 2021:

	March 31, 2021
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	147,197	147,197
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	158,973	158,973
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	147,197	147,197
Senior notes debt issuance costs, net	(1,073)	(1,610)	(2,683)
Total Senior Notes	473,927	451,757	925,684
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	505,605	127,637	633,242
Other local arrangements	2,196	52,437	54,633
Total debt	981,728	631,831	1,613,559
Less: current portion	(222)	(52,283)	(52,505)
Total long-term debt	$981,506	$579,548	$1,561,054
    As of March 31, 2021, the Company had $460.7 million of additional borrowings available under its Credit Agreement, and the Company maintained $106.7 million of cash and cash equivalents. During the three months ended March 31, 2021, the Company increased its long-term debt primarily due to the funding of the PendoTECH acquisition as described in Note 4.

In December 2020, the Company entered into an agreement to issue and sell EUR 125.0 million of 15-year 1.06% Euro Senior Notes ("1.06% Euro Senior Notes"). The terms of the Euro Senior Notes are consistent with the previous Euro Senior Notes as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company also entered into a forward contract to receive $152.1 million at the time of issuing the 1.06% Euro Senior Notes in March 2021. The Company issued the 1.06% Euro Senior Notes with a fixed interest rate of 1.06% in March 2021. The 1.06% Euro Senior Notes are unsecured obligations of the Company and will mature on March 19, 2036. Interest on the 1.06% Euro Senior Notes is payable semi-annually in March and September of each year. The Company was in compliance with its debt covenants at March 31, 2021.

    The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $17.6 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. The Company has a loss of $11.2 million recorded in accumulated other comprehensive income (loss) as of March 31, 2021.

Other Local Arrangements

    In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc $38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2021.

9.     SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to the share repurchase program which has $2.8 billion of remaining availability as of March 31, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 29.7 million common shares since the inception of the program in 2004 through March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company spent $262.5 million and $200.0 million on the repurchase of 224,808 shares and 268,161 shares at an average price per share of $1,167.64 and $745.80, respectively. The Company reissued 22,388 shares and 50,372 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2021 and 2020, respectively.
10.    ACCUMULATED COMPREHENSIVE AND OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2021	March 31, 2020
Net earnings	$149,663	$98,115
Other comprehensive income (loss), net of tax	23,181	$(24,028)
Comprehensive income, net of tax	$172,844	$74,087

    The following table presents changes in accumulated other comprehensive income (loss) by component for the periods ended March 31, 2021 and 2020:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	8,274	—	8,274
Foreign currency translation adjustment	3,234	—	13,988	17,222
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(7,467)	5,152	(2,315)
Net change in other comprehensive income (loss), net of tax	3,234	807	19,140	23,181
Balance at March 31, 2021	$(27,867)	$(672)	$(283,205)	$(311,744)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(1,704)	—	(1,704)
Foreign currency translation adjustment	(22,450)	—	(5,025)	(27,475)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	1,648	3,503	5,151
Net change in other comprehensive income (loss), net of tax	(22,450)	(56)	(1,522)	(24,028)
Balance at March 31, 2020	$(83,465)	$(1,278)	$(262,958)	$(347,701)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2021	2020	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$531	$249	Interest expense
Cross currency swap	(9,708)	1,586	(a)
Total before taxes	(9,177)	1,835
Provision for taxes	(1,710)	187	Provision for taxes
Total, net of taxes	$(7,467)	$1,648

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$6,529	$4,493	(b)
Provision for taxes	1,377	990	Provision for taxes
Total, net of taxes	$5,152	$3,503
(a)The cross currency swap reflects an unrealized gain of $9.3 million recorded in other charges (income) that was offset by the underlying unrealized gain the hedged debt for the three months ended March 31, 2021. The cross currency swap also reflects a realized gain of $0.4 million recorded in interest expense for the three months ended March 31, 2021.
(b)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended March 31, 2021 and 2020.

11.     EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included 320,588 and 325,644 common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, 2021 and 2020, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 20,960 and 88,622 shares of common stock for the three months ended March 31, 2021 and 2020, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

12.     NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost, net	$374	$326	$4,945	$4,517	$—	$—	$5,319	$4,843
Interest cost on projected benefit obligations	548	889	850	1,180	2	6	1,400	2,075
Expected return on plan assets	(1,494)	(1,524)	(8,972)	(8,085)	—	—	(10,466)	(9,609)
Recognition of prior service cost	—	—	(471)	(1,725)	—	—	(471)	(1,725)
Recognition of actuarial losses/(gains)	729	644	6,299	5,654	(28)	(26)	7,000	6,272
Net periodic pension cost/(credit)	$157	$335	$2,651	$1,541	$(26)	$(20)	$2,782	$1,856

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company expects to make employer contributions of approximately $27.9 million to its non-U.S. pension plan and employer contributions of approximately $0.2 million to its U.S. post-retirement medical plan during the year ended December 31, 2021. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

13.     RESTRUCTURING CHARGES
For the three months ending March 31, 2021, the Company incurred $1.2 million of restructuring expenses which primarily comprise employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet.
A roll forward of the Company’s accrual for restructuring activities for the three months ended March 31, 2021 is as follows:

Total
Balance at December 31, 2020	$9,184
Restructuring charges	1,193
Cash payments / utilization	(4,573)
Impact of foreign currency	(209)
Balance at March 31, 2021	$5,595

14.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2021 and 2020 were $2.5 million and $3.0 million, respectively. Other charges (income), net also included $2.8 million of acquisition costs for the three months ended March 31, 2021.
15.     SEGMENT REPORTING
As disclosed in Note 19 to the Company's consolidated financial statements for the year ended December 31, 2020, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2021	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$271,959	$36,784	$308,743	$63,671	$509,600
Swiss Operations	39,281	184,465	223,746	64,879	23,048
Western European Operations	192,350	52,255	244,605	37,866	92,193
Chinese Operations	156,074	69,078	225,152	72,024	683
Other (a)	144,726	1,095	145,821	20,172	15,163
Eliminations and Corporate (b)	—	(343,677)	(343,677)	(47,940)	—
Total	$804,390	$—	$804,390	$210,672	$640,687

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2020	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$241,409	$26,391	$267,800	$44,938	$413,898
Swiss Operations	31,897	152,848	184,745	53,910	22,751
Western European Operations	153,325	41,715	195,040	24,107	85,058
Chinese Operations	100,599	48,749	149,348	45,550	619
Other (a)	121,932	896	122,828	11,026	14,569
Eliminations and Corporate (b)	—	(270,599)	(270,599)	(38,253)	—
Total	$649,162	$—	$649,162	$141,278	$536,895

(a)Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.
(b)Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
    A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Earnings before taxes	$185,414	$118,499
Amortization	13,884	13,998
Interest expense	9,471	10,219
Restructuring charges	1,193	1,905
Other charges (income), net	710	(3,343)
Segment profit	$210,672	$141,278

During the three months ended March 31, 2021, restructuring charges of $1.2 million were recognized, of which $0.3 million, $0.2 million, $0.5 million, and $0.2 million related to the Company’s U.S., Swiss, Western European and Other operations, respectively. Restructuring charges of $1.9 million

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

were recognized during the three months ended March 31, 2020, of which $0.3 million, $0.7 million, $0.8 million, and $0.1 million related to the Company's U.S., Swiss, Western European, and Other operations, respectively.

16.    CONTINGENCIES
The Company is party to various legal proceedings, including certain environmental matters, incidental to the normal course of business. Management does not expect that any of such proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein.
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
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
COVID-19
The ongoing coronavirus pandemic ("COVID-19") pandemic has resulted in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak has caused many governments to implement stay-at-home orders, quarantines, and significant restrictions on travel. Several governments have also implemented work restrictions that prohibit many employees from going to their customary work locations and that require these employees to work remotely if possible. These restrictions continue to change as COVID-19 evolves in each country and region.
The health and safety of our employees and business partners have been our highest priority throughout the COVID-19 pandemic, and we have implemented several preventative and protective measures. We have also continued to support our customers with their essential businesses such as life sciences, food manufacturing, chemicals (e.g., sanitizers, disinfectants, soaps, etc.), food retail, and transportation and logistics. Our production and logistics facilities are currently operational, and our office-based employees have been able to work remotely in adherence to applicable jurisdictional stay-at-home orders. Our supply chain is currently continuing with minimal interruption, and we generally maintain adequate product inventory levels and safety stock for certain components. We continue to leverage our digital and remote sales and service capabilities, while also meeting delivery requirements with our global supply chain. Our service organization also continues to provide on-site and remote customer support to facilitate uptime, productivity, and regulatory compliance.
COVID-19 presents several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Uncertainties related to COVID-19 and the resulting impact to the global economy continue in most regions of the world and market conditions can change quickly. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world.

Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2021 and 2020 (amounts in thousands).

	Three months ended March 31,
	2021		2020
	(unaudited)	%	(unaudited)	%
Net sales	$804,390	100.0	$649,162	100.0
Cost of sales	332,694	41.4	274,753	42.3
Gross profit	471,696	58.6	374,409	57.7
Research and development	39,272	4.9	34,387	5.3
Selling, general and administrative	221,752	27.6	198,744	30.6
Amortization	13,884	1.7	13,998	2.2
Interest expense	9,471	1.2	10,219	1.6
Restructuring charges	1,193	0.1	1,905	0.3
Other charges (income), net	710	0.1	(3,343)	(0.5)
Earnings before taxes	185,414	23.0	118,499	18.2
Provision for taxes	35,751	4.4	20,384	3.1
Net earnings	$149,663	18.6	$98,115	15.1

Net sales
Net sales were $804.4 million for the three months ended March 31, 2021, compared to $649.2 million for the corresponding period in 2020. This represents an increase in U.S. dollars of 24%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 18% for the three months ended March 31, 2021. We experienced broad-based growth with improved customer demand in most businesses and regions and strong execution of our sales and marketing programs. Growth in China was particularly strong, which also benefited from a prior year sales decline relating to COVID-19. However, uncertainty relating to COVID-19 continues and market conditions may change quickly.
Net sales by geographic destination for the three months ended March 31, 2021 in U.S. dollars increased 15% in the Americas, 24% Europe and 37% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 14% in both the Americas and Europe. Asia/Rest of World increased 29% in local currencies for the three months ended March 31, 2021 compared to the corresponding period in 2020, with 44% growth in China compared to a 13% local currency China sales decline during the three months ended March 31, 2020 versus the corresponding period in 2019. A discussion of sales by operating segment is included below.
As described in Note 19 to our consolidated financial statements for the year ended December 31, 2020, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 28% in U.S. dollars and 23% in local currency for the three months ended March 31, 2021 compared to the prior period. Service revenue (including spare parts) increased 11% in U.S. dollars and 6% in local currency during the three months ended March 31, 2021 compared to the corresponding period in 2020.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales for the three months ended March 31, 2021, increased 25% in U.S. dollars and 20% in local currencies during the three months ended March 31, 2021. The local currency increase in net sales of our laboratory-related products includes very strong growth in most product categories, especially pipettes. Our laboratory-related products experienced strong growth in biopharma, improved customer demand in various other end markets, and also continued to benefit from COVID-19 testing and vaccine development and production activities.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales for the three months ended March 31, 2021, increased 23% in U.S. dollars and 17% in local currencies during the three months ended March 31, 2021. The local currency increase in net sales of our industrial-related products for the three months ended March 31, 2021 includes particularly strong growth in core industrial products in each region, especially China.
Net sales in our food retailing products and services, which represented approximately 6% of our total net sales for the three months ended March 31, 2021, increased 23% in U.S. dollars and 13% in local currencies during the three months ended March 31, 2021. The increase in food retailing is primarily due to improved project activity in Europe and Asia/Rest of World.
    Gross profit
Gross profit as a percentage of net sales was 58.6% for the three months ended March 31, 2021 compared to 57.7% for the corresponding period in 2020.
Gross profit as a percentage of net sales for products was 60.9% and 60.8% for the three month periods ended March 31, 2021 and 2020.
Gross profit as a percentage of net sales for services (including spare parts) was 50.7% for the three months ended March 31, 2021 compared to 48.0% for the corresponding period in 2020.
The increase in gross profit as a percentage of net sales for the three months ended March 31, 2021 primarily reflects increased sales volume and favorable price realization, partially offset by higher transportation and material costs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.9% for the three months ended March 31, 2021 compared to 5.3% in the corresponding period during 2020, respectively. Research and development expenses increased 14% in U.S. dollars and 7% in local currencies, during the three months ended March 31, 2021 compared to the corresponding period in 2020. The local currency increase includes the timing of project activity.
Selling, general and administrative expenses as a percentage of net sales were 27.6% for the three months ended March 31, 2021 compared to 30.6% in the corresponding period during 2020, respectively Selling, general and administrative expenses increased 12% in U.S. dollars and 7% in local currencies, during the three months ended March 31, 2021 compared to the corresponding period in 2020. The local currency increase includes higher cash incentive expense, offset in part by benefits from our temporary and ongoing cost savings initiatives.
Amortization, interest expense, other charges (income), net and taxes
Amortization expense was $13.9 million for the three months ended March 31, 2021 and $14.0 million for the corresponding period in 2020.
Interest expense was $9.5 million for the three months ended March 31, 2021 and $10.2 million for the corresponding period in 2020.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2021 and 2020 were $2.5 million and $3.0 million, respectively. Other charges (income), net also included $2.8 million of acquisition costs for the three months ended March 31, 2021.

Our reported tax rate was 19.3% and 17.2% during the three months ended March 31, 2021 and 2020, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19.5% and 21.5% before non-recurring discrete tax items for the three months ended March 31, 2021 and 2020, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other. A more detailed description of these segments is outlined in Note 19 to our consolidated financial statements for the year ended December 31, 2020.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2021	2020	%
Total net sales	$308,743	$267,800	15%
Net sales to external customers	$271,959	$241,409	13%
Segment profit	$63,671	$44,938	42%

Total net sales and net sales to external customers increased 15% and 13%, respectively for the three months ended March 31, 2021 compared with the corresponding period in 2020. The increase in total net sales and net sales to external customers for the three months ended March 31, 2021 includes very strong growth in laboratory products, especially pipettes, and core industrial, partially offset by declines in food retailing and product inspection.
Segment profit increased $18.7 million for the three months ended March 31, 2021 compared to the corresponding period in 2020. Segment profit during the three months ended March 31, 2021 includes higher net sales volume and benefits from our margin expansion and cost savings initiatives.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2021	2020	%1)
Total net sales	$223,746	$184,745	21%
Net sales to external customers	$39,281	$31,897	23%
Segment profit	$64,879	$53,910	20%
1) Represents U.S. dollar growth.

Total net sales increased 21% in U.S. dollars and 14% in local currency for the three months ended March 31, 2021 compared to the corresponding period in 2020. Net sales to external customers increased 23% in U.S. dollars and 17% in local currency during the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase in local currency net sales to external customers for the three month period ended March 31, 2021 includes strong growth in most product categories, especially process analytics.
Segment profit increased $11.0 million for the three month period ended March 31, 2021 compared to the corresponding period in 2020. Segment profit during the three months ended March 31, 2021 includes higher net sales volume, benefits of our cost savings initiatives and favorable foreign currency translation.

Western European Operations (amounts in thousands)

	Three months ended March 31,
	2021	2020	%1)
Total net sales	$244,605	$195,040	25%
Net sales to external customers	$192,350	$153,325	25%
Segment profit	$37,866	$24,107	57%
1) Represents U.S. dollar growth.

Total net sales increased 25% in U.S. dollars and 15% in local currencies during the three months period ended March 31, 2021 compared to the corresponding period in 2020. Net sales to external customers increased 25% in U.S. dollars and 14% in local currencies during the three months period ended March 31, 2021 compared to the corresponding period in 2020. Local currency net sales to external customers for the three months ended March 31, 2021 includes very strong growth in most product categories with particularly strong growth in pipettes.

Segment profit increased $13.8 million for the three month period ended March 31, 2021 compared to the corresponding period in 2020. Segment profit increased during the three months ended March 31, 2021 primarily due to higher net sales volume, benefits of our cost savings initiatives and favorable foreign currency translation.
Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2021	2020	%1)
Total net sales	$225,152	$149,348	51%
Net sales to external customers	$156,074	$100,599	55%
Segment profit	$72,024	$45,550	58%
1) Represents U.S. dollar growth.

Total net sales increased 51% in U.S. dollars and 40% in local currency for the three months ended March 31, 2021 compared to the corresponding period in 2020. Net sales to external customers by origin increased 55% in U.S. dollars and 44% in local currency during the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase in local currency net sales to external customers during the three months ended March 31, 2021 reflects particularly strong growth in most product categories, especially industrial-related products. We have experienced significant improvement in customer demand in most product categories, and also benefited from the previous year local currency sales decline of 15% during the three months ended March 31, 2020 versus the corresponding period in 2019 due to the impact of COVID-19 and related governmental restrictions. However, market conditions may change quickly and we will start to face more difficult prior period comparisons during the remainder of 2021.

Segment profit increased $26.5 million for the three month period ended March 31, 2021 compared to the corresponding period in 2020. The increase in segment profit for the three month period ended March 31, 2021 primarily includes increased sales volume, benefits from our cost savings measures and favorable foreign currency translation.
Other (amounts in thousands)

	Three months ended March 31,
	2021	2020	%1)
Total net sales	$145,821	$122,828	19%
Net sales to external customers	$144,726	$121,932	19%
Segment profit	$20,172	$11,026	83%
1) Represents U.S. dollar growth.

Total net sales and net sales to external customers both increased 19% in U.S. dollars and 14% in local currencies during the three month period ended March 31, 2021 compared to the corresponding period in 2020. The increase in net sales to external customers includes strong growth in most product categories.

Segment profit increased $9.1 million for the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase in segment profit is primarily related to increased sales volume and favorable foreign currency translation.
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
Cash provided by operating activities totaled $158.9 million during the three months ended March 31, 2021, compared to $65.5 million in the corresponding period in 2020. The increase in 2021 is primarily due to higher net earnings as well as favorable working capital and the timing of tax payments.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $24.6 million for the three months ended March 31, 2021 compared to $18.8 million in the corresponding period in 2020. We expect to make net investments in new or expanded manufacturing facilities of $10 million to $15 million in 2021.

    Senior Notes and Credit Facility Agreement

    Our debt consisted of the following at March 31, 2021:

	March 31, 2021
	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	147,197	147,197
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	158,973	158,973
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	147,197	147,197
Senior notes debt issuance costs, net	(1,073)	(1,610)	(2,683)
Total Senior Notes	473,927	451,757	925,684
$1.1 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	505,605	127,637	633,242
Other local arrangements	2,196	52,437	54,633
Total debt	981,728	631,831	1,613,559
Less: current portion	(222)	(52,283)	(52,505)
Total long-term debt	$981,506	$579,548	$1,561,054

As of March 31, 2021, approximately $460.7 million of additional borrowings was available under our Credit Agreement, and we maintained $106.7 million of cash and cash equivalents. During the three months ended March 31, 2021, the Company increased its long-term debt primarily due to the funding of the PendoTECH acquisition as described in Note 4. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt.

We currently believe that cash flow from operating activities, together with liquidity available under our Credit Agreement and local working capital facilities and our cash balances, will be sufficient to fund currently anticipated working capital needs and capital spending requirements for the foreseeable future.
In December 2020, the Company entered into an agreement to issue and sell EUR 125.0 million of 15-year 1.06% Euro Senior Notes ("1.06% Euro Senior Notes"). The terms of the Euro Senior Notes are consistent with the previous Euro Senior Notes as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company also entered into a forward contract to receive $152.1 million at the time of issuing the 1.06% Euro Senior Notes in March 2021. The Company issued the 1.06% Euro Senior Notes with a fixed interest rate of 1.06% in March 2021. The 1.06% Euro Senior Notes are unsecured obligations of the Company and will mature on March 19, 2036. Interest on the 1.06% Euro Senior Notes is payable semi-annually in March and September of each year.
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2021.

We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In March 2021, we acquired all the membership interests of Mayfair Technology, LLC, ("PendoTECH") a manufacturer and distributor of single-use sensors, transmitters, control systems and software for measuring, monitoring and data collection primarily in bioprocess applications. PendoTECH serves bio-pharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and we may be required to pay additional consideration of up to $20.0 million and other post-closing amounts. For additional information related to the PendoTECH acquisition refer to Note 4 to the interim consolidated financial statements.

    Share Repurchase Program

In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to the share repurchase program which has $2.8 billion of remaining availability as of March 31, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 29.7 million common shares since the inception of the program in 2004 through March 31, 2021. During the three months ended March 31, 2021 and 2020, we spent $262.5 million and $200.0 million on the repurchase of 224,808 shares and 268,161 shares at an average price per share of $1,167.64 and $745.80, respectively. We reissued 22,388 shares and 50,372 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2021 and 2020, respectively.
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
    We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.3 million to $2.5 million annually.
    In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at March 31, 2021, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $33.3 million in the reported U.S. dollar value of our debt.

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
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including the uncertain duration and severity of the COVID-19 pandemic. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and other reports filed with the SEC from time to time.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2021, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three months ended March 31, 2021 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)
January 1 to January 31, 2021	88,814	$1,217.14	88,814	$2,950,326
February 1 to February 28, 2021	64,448	$1,180.55	64,448	$2,874,240
March 1 to March 31, 2021	71,546	$1,094.57	71,546	$2,795,927
Total	224,808	$1,167.64	224,808	$2,795,927

In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to the share repurchase program which has $2.8 billion of remaining availability as of March 31, 2021. We have purchased 29.7 million shares since the inception of the program through March 31, 2021.
During both the three months ended March 31, 2021 and 2020, we spent $262.5 million and $200.0 million on the repurchase of 224,808 and 268,161 shares at an average price per share of $1,167.64 and $745.80, respectively. We reissued 22,388 shares and 50,372 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2021 and 2020, respectively.
Item 3. Defaults Upon Senior Securities. None
Item 5.Other information. None
Item 6.Exhibits. See Exhibit Index.

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

Mettler-Toledo International Inc.
Date:	May 7, 2021	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer