Form 10-Q
period 2021-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2021-07-30
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021, OR
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

The Registrant had 23,116,939 shares of Common Stock outstanding at June 30, 2021.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2021 and 2020
(In thousands, except share data)
(unaudited)

	June 30, 2021	June 30, 2020
Net sales
Products	$736,486	$537,113
Service	187,865	153,560
Total net sales	924,351	690,673
Cost of sales
Products	294,053	217,008
Service	93,394	75,695
Gross profit	536,904	397,970
Research and development	42,603	31,193
Selling, general and administrative	239,045	190,134
Amortization	16,218	13,889
Interest expense	10,439	9,582
Restructuring charges	876	860
Other income, net	(2,661)	(2,943)
Earnings before taxes	230,384	155,255
Provision for taxes	45,621	28,693
Net earnings	$184,763	$126,562

Basic earnings per common share:
Net earnings	$7.97	$5.29
Weighted average number of common shares	23,191,155	23,940,278

Diluted earnings per common share:
Net earnings	$7.85	$5.22
Weighted average number of common and common equivalent shares	23,521,793	24,228,989

Comprehensive income, net of tax (Note 10)	$193,915	$128,658

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2021 and 2020
(In thousands, except share data)
(unaudited)

	June 30, 2021	June 30, 2020
Net sales
Products	$1,363,401	$1,026,447
Service	365,340	313,388
Total net sales	1,728,741	1,339,835
Cost of sales
Products	539,323	408,631
Service	180,818	158,825
Gross profit	1,008,600	772,379
Research and development	81,875	65,580
Selling, general and administrative	460,797	388,878
Amortization	30,102	27,887
Interest expense	19,910	19,801
Restructuring charges	2,069	2,765
Other income, net	(1,951)	(6,286)
Earnings before taxes	415,798	273,754
Provision for taxes	81,372	49,077
Net earnings	$334,426	$224,677

Basic earnings per common share:
Net earnings	$14.37	$9.37
Weighted average number of common shares	23,277,636	23,984,055

Diluted earnings per common share:
Net earnings	$14.17	$9.25
Weighted average number of common and common equivalent shares	23,603,805	24,291,321

Comprehensive income, net of tax (Note 10)	$366,759	$202,745

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2021 and December 31, 2020
(In thousands, except share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$142,252	$94,254
Trade accounts receivable, less allowances of $20,212 at June 30, 2021
and $18,625 at December 31, 2020	600,191	593,809
Inventories	350,159	297,611
Other current assets and prepaid expenses	80,009	71,230
Total current assets	1,172,611	1,056,904
Property, plant and equipment, net	790,512	798,868
Goodwill	642,186	550,270
Other intangible assets, net	293,719	196,785
Deferred tax assets, net	41,240	41,836
Other non-current assets	202,636	169,886
Total assets	$3,142,904	$2,814,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$210,811	$175,801
Accrued and other liabilities	195,816	196,834
Accrued compensation and related items	166,975	179,252
Deferred revenue and customer prepayments	192,199	149,106
Taxes payable	119,543	89,017
Short-term borrowings and current maturities of long-term debt	53,025	50,317
Total current liabilities	938,369	840,327
Long-term debt	1,602,005	1,284,174
Deferred tax liabilities, net	35,587	34,448
Other non-current liabilities	375,519	372,925
Total liabilities	2,951,480	2,531,874
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 23,116,939 and
23,471,841 shares at June 30, 2021 and December 31, 2020, respectively	448	448
Additional paid-in capital	815,535	805,140
Treasury stock at cost (21,669,072 shares at June 30, 2021 and 21,314,170 shares at December 31, 2020)	(5,751,052)	(5,283,584)
Retained earnings	5,429,085	5,095,596
Accumulated other comprehensive loss	(302,592)	(334,925)
Total shareholders’ equity	191,424	282,675
Total liabilities and shareholders’ equity	$3,142,904	$2,814,549
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2021 and 2020
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options and restricted stock units	50,372	—	—	9,355	(2,220)	—	7,135
Repurchases of common stock	(268,161)	—	—	(200,000)	—	—	(200,000)
Share-based compensation	—	—	4,395	—	—	—	4,395
Net earnings	—	—	—	—	98,115	—	98,115
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,028)	(24,028)
Balance at March 31, 2020	23,907,528	$448	$788,266	$(4,729,799)	$4,595,183	$(347,701)	$306,397
Exercise of stock options and restricted stock units	63,737	—	—	11,837	(1,222)	—	10,615
Repurchases of common stock	—	—	—	—	—	—	—
Share-based compensation	—	—	4,423	—	—	—	4,423
Net earnings	—	—	—	—	126,562	—	126,562
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,096	2,096
Balance at June 30, 2020	23,971,265	$448	$792,689	$(4,717,962)	$4,720,523	$(345,605)	$450,093

Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options and restricted stock units	22,388	—	1,239	4,682	(872)	—	5,049
Repurchases of common stock	(224,808)	—	—	(262,500)	—	—	(262,500)
Share-based compensation	—	—	4,575	—	—	—	4,575
Net earnings	—	—	—	—	149,663	—	149,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,181	23,181
Balance at March 31, 2021	23,269,421	$448	$810,954	$(5,541,402)	$5,244,387	$(311,744)	$202,643
Exercise of stock options and restricted stock units	13,248	—	—	2,849	(65)	—	2,784
Repurchases of common stock	(165,730)	—	—	(212,499)	—	—	(212,499)
Share-based compensation	—	—	4,581	—	—	—	4,581
Net earnings	—	—	—	—	184,763	—	184,763
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,152	9,152
Balance at June 30, 2021	23,116,939	$448	$815,535	$(5,751,052)	$5,429,085	$(302,592)	$191,424

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2021 and 2020
(In thousands)
(unaudited)

	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net earnings	$334,426	$224,677
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,261	20,327
Amortization	30,102	27,887
Deferred tax benefit	(7,423)	(4,570)
Share-based compensation	9,156	8,818
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(9,551)	71,081
Inventories	(52,794)	(26,081)
Other current assets	(3,893)	(10,050)
Trade accounts payable	34,045	(28,136)
Taxes payable	33,598	762
Accruals and other	14,485	(35,963)
Net cash provided by operating activities	404,412	248,752
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3,248	2,025
Purchase of property, plant and equipment	(47,363)	(37,089)
Acquisitions	(185,534)	(6,242)
Other investing activities	3,604	(9,281)
Net cash used in investing activities	(226,045)	(50,587)
Cash flows from financing activities:
Proceeds from borrowings	1,204,996	1,076,098
Repayments of borrowings	(866,153)	(1,168,125)
Proceeds from stock option exercises	7,833	17,750
Repurchases of common stock	(474,999)	(200,000)
Other financing activities	(2,288)	(800)
Net cash used in financing activities	(130,611)	(275,077)
Effect of exchange rate changes on cash and cash equivalents	242	(3,596)
Net increase (decrease) in cash and cash equivalents	47,998	(80,508)
Cash and cash equivalents:
Beginning of period	94,254	207,785
End of period	$142,252	$127,277

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of June 30, 2021 and through the date of this Report. Actual results may differ from those estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
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
Inventories consisted of the following:

	June 30, 2021	December 31, 2020
Raw materials and parts	$148,548	$132,041
Work-in-progress	66,077	55,688
Finished goods	135,534	109,882
	$350,159	$297,611
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
Other intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$279,739	$(73,733)	$206,006	$201,445	$(68,319)	$133,126
Proven technology and patents	98,791	(53,728)	45,063	78,312	(52,138)	26,174
Tradenames (finite life)	8,228	(3,570)	4,658	4,896	(3,444)	1,452
Tradenames (indefinite life)	35,556	—	35,556	35,595	—	35,595
Other	8,061	(5,625)	2,436	5,215	(4,777)	438
	$430,375	$(136,656)	$293,719	$325,463	$(128,678)	$196,785

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $6.2 million and $3.9 million for the three months ended June 30, 2021 and 2020, respectively, and $10.2 million and $7.9 million for the six months ended June 30, 2021 and 2020, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $21.6 million for 2021, $21.1 million for 2022, $20.4 million for 2023, $19.8 million for 2024, $18.9 million for 2025, and $16.6 million for 2026. Purchased intangible amortization was $5.9 million, $4.5 million after tax, and $3.7 million, $2.8 million after tax, for the three months ended June 30, 2021 and 2020, respectively, and $9.7 million, $7.3 million after tax, and $7.5 million, $5.6 million after tax, for the six months ended June 30, 2021 and 2020, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.0 million and $9.9 million for the three months ended June 30, 2021 and 2020, respectively, and $19.8 million and $19.9 million for the six months ended June 30, 2021 and 2020, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.6 million and $9.2 million of share-based compensation expense for the three and six months ended June 30, 2021, respectively, compared to $4.4 million and $8.8 million for the corresponding periods in 2020.
On May 6, 2021, the Company's shareholders approved the adoption of the Company's 2013 Equity Incentive Plan (Amended and Restated), with the effect that approximately 0.9 million additional shares of common stock were added to the 2.1 million shares that remained available under the plan prior to its amendment. In addition, shares subject to options granted under the Company's prior equity incentive plan that terminate without being exercised, are also available for awards under the amended plan. The amended plan expires in 2031.
Research and Development
Research and development costs primarily consist of salaries, consulting and other costs. The Company expenses these costs as incurred.

Business Combinations and Asset Acquisitions
The Company accounts for business acquisitions under the accounting standards for business combinations. The results of each acquisition are included in the Company's consolidated results as of the acquisition date. The purchase price of an acquisition is allocated to tangible and intangible assets and assumed liabilities based on their estimated fair values and any consideration in excess of the net assets acquired is recognized as goodwill. The determination of the values of the acquired assets and assumed liabilities, including goodwill and intangible assets, require significant judgment. Acquisition transaction costs are expensed when incurred.

In circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the expected contingent payments as of the acquisition date. Subsequent changes in the fair value of the contingent consideration are recorded to other charges (income), net.

Recent Accounting Pronouncements
In March 2020 and January 2021, the FASB issued ASU 2020-04 and ASU 2021-01: Reference Rate Reform which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022. The Company's interest rate and cross currency swaps, as mentioned in Note 5 to the consolidated financial statements, are governed by International Swaps and Derivatives Association ("ISDA") agreements, and the Company adheres to the ISDA's fallback protocol when LIBOR is discontinued. In addition, the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Company renewed the LIBOR based credit agreement, as discussed further in Note 8, which includes a fallback protocol when LIBOR is discontinued. Based on these procedures, when LIBOR is discontinued the interest rate and cross currency swaps will not require de-designation if certain criteria are met. The Company expects the financial impact of the rate change when LIBOR is discontinued to be immaterial to its financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and six months ended June 30, 2021 and 2020 follows:

For the three months ended June 30, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$252,668	$32,018	$145,687	$188,803	$117,310	$736,486
Service Revenue:
Point in time	54,493	6,534	37,089	12,633	29,711	140,460
Over time	16,149	2,284	18,946	4,085	5,941	47,405
Total	$323,310	$40,836	$201,722	$205,521	$152,962	$924,351

For the three months ended June 30, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$188,363	$22,012	$104,458	$128,151	$94,129	$537,113
Service Revenue:
Point in time	46,342	4,726	27,945	9,784	23,490	112,287
Over time	14,635	2,210	16,648	2,972	4,808	41,273
Total	$249,340	$28,948	$149,051	$140,907	$122,427	$690,673

For the six months ended June 30, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$457,859	$62,185	$282,586	$332,128	$228,643	$1,363,401
Service Revenue:
Point in time	106,084	13,425	72,719	21,975	57,588	271,791
Over time	31,326	4,507	38,767	7,492	11,457	93,549
Total	$595,269	$80,117	$394,072	$361,595	$297,688	$1,728,741

For the six months ended June 30, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$365,799	$46,288	$210,335	$218,472	$185,553	$1,026,447
Service Revenue:
Point in time	96,577	10,282	59,336	16,890	49,166	232,251
Over time	28,374	4,274	32,705	6,144	9,640	81,137
Total	$490,750	$60,844	$302,376	$241,506	$244,359	$1,339,835

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
A summary of revenue by major geographic destination for the three and six months ended June 30 follows:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Americas	$353,415	$270,291	$656,754	$535,124
Europe	260,190	194,165	501,566	388,992
Asia / Rest of World	310,746	226,217	570,421	415,719
Total	$924,351	$690,673	$1,728,741	$1,339,835
The Company's global revenue mix by product category is comprised of laboratory (55% of sales), industrial (39% of sales) and retail (6% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A summary of the Company’s revenue by product category for the three and six months ended June 30 is as follows:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Laboratory	$506,106	$359,471	$950,732	$716,562
Industrial	368,013	288,824	678,791	541,179
Retail	50,232	42,378	99,218	82,094
Total	$924,351	$690,673	$1,728,741	$1,339,835

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of June 30, 2021 and December 31, 2020 was $36.6 million and $22.6 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the six month periods ending June 30, 2021 and 2020 are as follows:

	2021	2020
Beginning balances as of January 1	$149,106	$122,489
Customer pre-payments/deferred revenue	323,654	278,015
Revenue recognized	(278,817)	(251,462)
Foreign currency translation	(1,744)	1,700
Ending balance as of June 30	$192,199	$150,742
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
5.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate and cross currency swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate and cross currency swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portion of the cash flow hedges, also see Note 6 and Note 10 to the interim consolidated financial statements. As also described in Note 8, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiary.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Cash Flow Hedges
In June 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.57%. The swap matures in June 2025. This cross currency swap replaced a similar $50 million swap entered into in June 2019 which matured in June 2021, which converted floating rate LIBOR to a fixed Swiss franc income of 0.95%.
In June 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread to a fixed Swiss franc income of 0.66%. The swap matures in June 2024. This cross currency swap replaced a similar $50 million swap entered into in February 2019 which matured in June 2021, which converted floating rate LIBOR to a fixed Swiss franc income of 0.78%.
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
    The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2021 and December 31, 2020, respectively. A derivative loss of $0.1 million based upon interest rates and foreign currency rates at June 30, 2021, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of June 30, 2021.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2021 and December 31, 2020, respectively, and disclosed in Note 6. The Company recognized in other charges (income) related to these instruments, a net gain of $0.8 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and a net gain of $13.2 million and a net loss of $7.0 million during the six months ended June 30, 2021 and 2020, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At June 30, 2021 and December 31, 2020, these contracts had a notional value of $605.0 million and $536.5 million, respectively.
6.    FAIR VALUE MEASUREMENTS
At June 30, 2021 and December 31, 2020, the Company had derivative assets totaling $7.5 million and $2.2 million respectively, and derivative liabilities totaling $7.6 million and $23.3 million,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
respectively. The Company has limited involvement with derivative financial instruments and therefore does not need to present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2021 and December 31, 2020.
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

	June 30, 2021	December 31, 2020	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$4,625	$2,227	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	2,903	—	Other non-current assets
Total derivative assets	$7,528	$2,227

Foreign currency forward contracts not designated as hedging instruments	$2,373	$1,399	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	1,442	—	Accrued and other liabilities
Cross currency swap agreement	—	13,093	Accrued and other liabilities
Interest rate swap agreements	—	2,502	Other non-current liabilities
Cross currency swap agreement	3,735	6,297	Other non-current liabilities
Total derivative liabilities	$7,550	$23,291
The Company had $23.8 million and $14.3 million of cash equivalents at June 30, 2021 and December 31, 2020, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt exceeds the carrying value by approximately $38.0 million as of June 30, 2021. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
7.    INCOME TAXES
The Company's reported tax rate was 19.8% and 18.5% during the three months ended June 30, 2021 and 2020, respectively and 19.6% and 17.9% during the six months ended June 30, 2021 and 2020, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.5% and 20.5% before non-recurring discrete tax items during 2021 and 2020, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
8.    DEBT
Debt consisted of the following at June 30, 2021:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	149,094	149,094
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	161,021	161,021
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	149,094	149,094
Debt issuance costs, net	(1,590)	(1,631)	(3,221)
Total Senior Notes	473,410	457,578	930,988
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	512,501	155,140	667,641
Other local arrangements	3,574	52,827	56,401
Total debt	989,485	665,545	1,655,030
Less: current portion	(349)	(52,676)	(53,025)
Total long-term debt	$989,136	$612,869	$1,602,005
Credit Agreement
On June 25, 2021, the Company entered into a $1.25 billion Credit Agreement ("the Credit Agreement"), which amended its $1.1 billion Amended and Restated Credit Agreement (the "Prior Credit Agreement"). As of June 30, 2021, the Company had $576.3 million of additional borrowings available under its Credit Agreement, and the Company maintained $142.3 million of cash and cash equivalents.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of June 25, 2026. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar as those contained in the prior Credit Agreement, with which the Company was in compliance as of June 30, 2021. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less except that the required maximum ratio may increase to 4.0 to 1.0 for the four consecutive fiscal quarter period commencing with the fiscal quarter in which an acquisition having total consideration (including, without limitation, all cash payments, assumed indebtedness, issued equity interests and earn outs in connection with such acquisition) greater than $250 million and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default. The Company incurred approximately $0.2 million of debt extinguishment costs during 2021

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2021 associated with the Credit Agreement which will be amortized to interest expense through 2026.
Senior Notes

In May 2021, the Company entered into an agreement to issue and sell $125 million twelve-year Senior Notes with a fixed interest rate of 2.83%. The Senior Notes will be issued in July 2021 and will mature July 2033. The terms of the Senior Notes are consistent with the previous Senior Notes as described above. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
In December 2020, the Company entered into an agreement to issue and sell EUR 125.0 million of 15-year 1.06% Euro Senior Notes ("1.06% Euro Senior Notes"). The terms of the Euro Senior Notes are consistent with the previous Euro Senior Notes as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company also entered into a forward contract to receive $152.1 million at the time of issuing the 1.06% Euro Senior Notes in March 2021. The Company issued the 1.06% Euro Senior Notes with a fixed interest rate of 1.06% in March 2021. The 1.06% Euro Senior Notes are unsecured obligations of the Company and will mature on March 19, 2036. Interest on the 1.06% Euro Senior Notes is payable semi-annually in March and September of each year. The Company was in compliance with its debt covenants at June 30, 2021.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized loss of $5.8 million and $2.1 million for the three months ended June 30, 2021 and 2020, respectively, and an unrealized gain of $11.8 million and an unrealized loss of $0.1 million for the six month periods ended June 30, 2021 and 2020, respectively. The Company has a loss of $17.0 million recorded in accumulated other comprehensive income (loss) as of June 30, 2021.

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

9.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to be added to its share repurchase program, which has $2.6 billion of remaining availability as of June 30, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 29.8 million shares since the inception of the program in 2004 through June 30, 2021. During the six months ended June 30, 2021 and 2020, the Company spent $475.0 million and $200.0 million on the repurchase of 390,538 shares and 268,161 shares at an average price per share of $1,216.25 and $745.80, respectively. The Company also reissued 35,636 shares and 114,109 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2021 and 2020, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Net earnings	$184,763	$126,562	$334,426	$224,677
Other comprehensive income (loss), net of tax	9,152	2,096	32,333	(21,932)
Comprehensive income, net of tax	$193,915	$128,658	$366,759	$202,745

    The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2021 and 2020:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	5,934	—	5,934
Foreign currency translation adjustment	11,717	—	9,147	20,864
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(4,732)	10,267	5,535
Net change in other comprehensive income (loss), net of tax	11,717	1,202	19,414	32,333
Balance at June 30, 2021	$(19,384)	$(277)	$(282,931)	$(302,592)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(3,951)	—	(3,951)
Foreign currency translation adjustment	(21,326)	—	(5,949)	(27,275)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	2,195	7,099	9,294
Net change in other comprehensive income (loss), net of tax	(21,326)	(1,756)	1,150	(21,932)
Balance at June 30, 2020	$(82,341)	$(2,978)	$(260,286)	$(345,605)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three Months Ended
	June 30,
	2021	2020	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$543	$692	Interest expense
Cross currency swap agreement	2,876	34	(a)
Total before taxes	3,419	726
Provision for taxes	684	179	Provision for taxes
Total, net of taxes	$2,735	$547

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$6,482	$4,596	(b)
Provision for taxes	1,367	1,000	Provision for taxes
Total, net of taxes	$5,115	$3,596
(a) The cross currency swap reflects an unrealized loss of $3.3 million for the three months ended June 30, 2021 recorded in other charges (income) that was offset by the underlying unrealized gain on the hedged debt. The cross currency swap also reflects a realized gain of $0.4 million recorded in interest expense for the three months ended June 30, 2021.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended June 30, 2021 and 2020.

	Six Months Ended
	June 30,
	2021	2020	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$1,074	$940	Interest expense
Cross currency swap agreement	(6,832)	1,620	(a)
Total before taxes	(5,758)	2,560
Provision for taxes	(1,026)	365	Provision for taxes
Total, net of taxes	$(4,732)	$2,195

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$13,011	$9,089	(b)
Provision for taxes	2,744	1,990	Provision for taxes
Total, net of taxes	$10,267	$7,099
(a) The cross currency swap reflects an unrealized gain of $6.1 million for the six months ended June 30, 2021 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $0.8 million recorded in interest expense for the six months ended June 30, 2021.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the six months ended June 30, 2021 and 2020.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
11.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six months ended June 30, relating to outstanding stock options and restricted stock units:

	2021	2020
Three months ended	330,638	288,711
Six months ended	326,169	307,265
Outstanding options and restricted stock units to purchase or receive 21,637 and 88,032 shares of common stock for the three month period ended June 30, 2021 and 2020, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 23,620 and 88,261 for the six month period ended June 30, 2021 and 2020, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
12.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost, net	$374	$326	$4,907	$4,528	$—	$—	$5,281	$4,854
Interest cost on projected benefit obligations	549	889	858	1,097	2	7	1,409	1,993
Expected return on plan assets	(1,494)	(1,524)	(8,904)	(8,017)	—	—	(10,398)	(9,541)
Recognition of prior service cost	—	—	(465)	(1,735)	(19)	(19)	(484)	(1,754)
Recognition of actuarial losses/(gains)	729	645	6,246	5,712	(9)	(7)	6,966	6,350
Net periodic pension cost/(credit)	$158	$336	$2,642	$1,585	$(26)	$(19)	$2,774	$1,902

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost, net	$748	$652	$9,852	$9,045	$—	$—	$10,600	$9,697
Interest cost on projected benefit obligations	1,098	1,778	1,708	2,332	4	14	2,810	4,124
Expected return on plan assets	(2,988)	(3,048)	(17,875)	(16,104)	—	—	(20,863)	(19,152)
Recognition of prior service cost	—	—	(936)	(3,460)	(38)	(38)	(974)	(3,498)
Recognition of actuarial losses/(gains)	1,458	1,290	12,545	11,311	(18)	(14)	13,985	12,587
Net periodic pension cost/(credit)	$316	$672	$5,294	$3,124	$(52)	$(38)	$5,558	$3,758

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, the Company expects to make employer contributions of approximately

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
$27.9 million to its non-U.S. pension plans and employer contributions of approximately $0.2 million to its U.S. post-retirement medical plan during the year ended December 31, 2021. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

13.    RESTRUCTURING CHARGES
For the three and six months ended June 30, 2021, the Company has incurred $0.9 million and $2.1 million of restructuring expenses, respectively, which primarily relates to employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. A roll forward of the Company’s accrual for restructuring activities for the six months ended June 30, 2021 is as follows:

Total
Balance at December 31, 2020	$9,184
Restructuring charges	2,069
Cash payments and utilization	(5,548)
Impact of foreign currency	(210)
Balance at June 30, 2021	$5,495

14.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended June 30, 2021 and 2020 were $2.5 million and $3.0 million, respectively, and $5.0 million and $5.9 million for the six months ended June 30, 2021 and 2020, respectively. Other charges (income), net also included $2.8 million of acquisition costs for the six months ended June 30, 2021.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2021
June 30, 2021	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$323,310	$38,507	$361,817	$79,272	$509,600
Swiss Operations	40,836	201,182	242,018	69,516	23,553
Western European Operations	201,722	55,873	257,595	38,476	93,133
Chinese Operations	205,521	72,529	278,050	94,663	697
Other (a)	152,962	1,275	154,237	21,414	15,203
Eliminations and Corporate (b)	—	(369,366)	(369,366)	(48,085)	—
Total	$924,351	$—	$924,351	$255,256	$642,186

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2021	Customers	Segments	Sales	Profit
U.S. Operations	$595,269	$75,292	$670,561	$142,943
Swiss Operations	80,117	385,647	465,764	134,395
Western European Operations	394,072	108,128	502,200	76,342
Chinese Operations	361,595	141,607	503,202	166,687
Other (a)	297,688	2,371	300,059	41,586
Eliminations and Corporate (b)	—	(713,045)	(713,045)	(96,025)
Total	$1,728,741	$—	$1,728,741	$465,928

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
    A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Earnings before taxes	$230,384	$155,255	$415,798	$273,754
Amortization	16,218	13,889	30,102	27,887
Interest expense	10,439	9,582	19,910	19,801
Restructuring charges	876	860	2,069	2,765
Other income, net	(2,661)	(2,943)	(1,951)	(6,286)
Segment profit	$255,256	$176,643	$465,928	$317,921

During the three months ended June 30, 2021, restructuring charges of $0.9 million were recognized, of which $0.1 million, $0.1 million, $0.6 million, and $0.1 million related to the Company’s U.S., Swiss, Western European, and Other Operations, respectively. Restructuring charges of $0.9 million were recognized during the three months ended June 30, 2020, of which $0.3 million, $0.3 million, $0.1 million, and $0.2 million related to the Company’s U.S., Western European, Chinese, and Other Operations, respectively. Restructuring charges of $2.1 million were recognized during the six months ended June 30, 2021, of which $0.4 million, $0.3 million, $1.1 million, and $0.3 million related to the Company’s U.S., Swiss, Western European, and Other Operations, respectively. Restructuring charges of $2.8 million were recognized during the six months ended June 30, 2020, of which $0.6 million, $0.7 million, $1.1 million, $0.1 million, and $0.3 million and related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
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
COVID-19
The ongoing coronavirus ("COVID-19") pandemic has resulted in millions of confirmed cases throughout the world and in all countries where we conduct business. The outbreak caused many governments to implement stay-at-home orders, quarantines, and significant restrictions on travel. During the course of the ongoing pandemic, several governments implemented work restrictions that prohibited many employees from going to their customary work locations and that required these employees to work remotely when possible. These restrictions continue to change as the COVID-19 situation evolves in each country and region, considering local circumstances related to vaccine availability, population vaccination rates, and emerging variant strains of COVID-19.
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
Our production and logistics facilities are currently operational, and our office-based employees continue to adhere to any applicable jurisdictional stay-at-home orders. Our supply chain is currently continuing with some interruption. We continue to closely monitor risks associated with our supply chain, including the availability of certain components, material shortages, supplier delays, potential transportation delays, and higher transportation and material costs, which could significantly adversely affect sales and/or profitability in future quarters. We also continue to leverage our digital and remote sales and service capabilities in certain geographies where necessary, while also meeting delivery requirements with our global supply chain. Our service organization also continues to provide on-site and remote customer support to facilitate uptime, productivity, and regulatory compliance.
COVID-19 presents several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Uncertainties related to COVID-19 and the resulting impact to the global economy continue in most regions of the world and market conditions can change quickly. The longer-term effects on our business will be impacted by the global economy and any economic implications in different regions of the world.
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2021 and 2020 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$924,351	100.0	$690,673	100.0	$1,728,741	100.0	$1,339,835	100.0
Cost of sales	387,447	41.9	292,703	42.4	720,141	41.7	567,456	42.4
Gross profit	536,904	58.1	397,970	57.6	1,008,600	58.3	772,379	57.6
Research and development	42,603	4.6	31,193	4.5	81,875	4.7	65,580	4.9
Selling, general and administrative	239,045	25.9	190,134	27.5	460,797	26.7	388,878	29.0
Amortization	16,218	1.8	13,889	2.0	30,102	1.7	27,887	2.1
Interest expense	10,439	1.1	9,582	1.4	19,910	1.2	19,801	1.5
Restructuring charges	876	0.1	860	0.1	2,069	0.1	2,765	0.2
Other income, net	(2,661)	(0.3)	(2,943)	(0.4)	(1,951)	(0.1)	(6,286)	(0.5)
Earnings before taxes	230,384	24.9	155,255	22.5	415,798	24.0	273,754	20.4
Provision for taxes	45,621	4.9	28,693	4.2	81,372	4.7	49,077	3.7
Net earnings	$184,763	20.0	$126,562	18.3	$334,426	19.3	$224,677	16.8

Net sales
Net sales were $924.4 million and $690.7 million for the three months ended June 30, 2021, and 2020, respectively, and $1.7 billion and $1.3 billion for the six months ended June 30, 2021 and 2020, respectively. This represents an increase of 34% and 29% in U.S. dollars for the three and six months ended June 30, 2021, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 27% and 23% for the three and six months ended June 30, 2021, respectively. Net sales benefited approximately 1% from the PendoTECH acquisition for the three and six months ended June 30, 2021. We experienced broad-based growth with robust customer demand in most businesses and regions and strong execution of our sales and marketing programs. Growth in China also continued to be particularly strong. However, uncertainty relating to COVID-19 continues and market conditions may change quickly.
Net sales by geographic destination for the three months ended June 30, 2021 in U.S. dollars increased 31% in the Americas, 34% in Europe, and 37% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 29% in the Americas, 23% in Europe, and 28% in Asia/Rest of World. Our net sales by geographic destination for the six months ended June 30, 2021 in U.S. dollars increased 23% in the Americas, 29% in Europe, and 37% in Asia/Rest of World. Net sales by geographic destination for the six months ended June 30, 2021 in local currencies increased 22% in the Americas, 18% in Europe, and 28% in Asia/Rest of World. Net sales in the Americas benefited approximately 2% and 1% from the PendoTECH acquisition for the three and six months ended June 30, 2021, respectively, and net sales in Europe benefited approximately 1% from the PendoTECH acquisition for the three months ended June 30, 2021. Net sales growth in Asia/Rest of World in local currency includes 35% and 39% growth in China during the three and six months ended June 30, 2021, respectively. A discussion of sales by operating segment is included below.
As described in Note 19 to our consolidated financial statements for the year ended December 31, 2020, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.

Net sales of products increased 37% in U.S. dollars and 30% in local currencies for the three months ended June 30, 2021 and increased 33% in U.S. dollars and 27% in local currencies for the six months ended June 30, 2021, compared to the corresponding periods in 2020. Net sales of products benefited approximately 2% and 1% from the PendoTECH acquisition for the three and six months ended June 30, 2021, respectively. Service revenue (including spare parts) increased by 22% in U.S. dollars and 15% in local currencies for the three months ended June 30, 2021 and increased 17% in U.S. dollars and 10% in local currencies for the six months ended June 30, 2021, compared to the corresponding periods in 2020.
Net sales of our laboratory products and services, which represented approximately 55% of our total net sales, increased 41% in U.S. dollars and 35% in local currencies for the three months ended June 30, 2021, and increased 33% in U.S. dollars and 27% in local currencies for the six months ended June 30, 2021. The local currency increase in net sales of our laboratory-related products for the three and six months ended June 30, 2021 includes growth in most product categories, especially in pipettes. Net sales of our laboratory products also benefited approximately 3% and 1% from the PendoTECH acquisition for the three and six months ended June 30, 2021, respectively.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales, increased 27% in U.S. dollars and 20% in local currencies for the three months ended June 30, 2021, and increased 25% in U.S. dollars and 19% in local currencies for the six months ended June 30, 2021. The local currency increase in net sales of our industrial-related products for the three and six months ended June 30, 2021 includes particularly strong growth in core industrial, especially in China.
Net sales in our food retailing products and services, which represented approximately 6% of our total net sales, increased 16% in U.S. dollars and 9% in local currencies for the three months ended June 30, 2021, and increased 18% in U.S. dollars and 11% in local currencies for the six months ended June 30, 2021. The local currency increase in food retailing for the three months ended June 30, 2021 is primarily due to improved project activity in Europe, offset in part by a decline in the Americas.
Gross profit
Gross profit as a percentage of net sales was 58.1% and 57.6% for the three months ended June 30, 2021 and 2020, respectively, and 58.3% and 57.6% for the six months ended June 30, 2021 and 2020, respectively.
Gross profit as a percentage of net sales for products was 60.1% and 59.6% for the three months ended June 30, 2021 and 2020, respectively, and 60.4% and 60.2% for the six months ended June 30, 2021 and 2020.
Gross profit as a percentage of net sales for services (including spare parts) was 50.3% and 50.7% for the three months ended June 30, 2021 and 2020, respectively, and 50.5% and 49.3% for the six months ended June 30, 2021 and 2020, respectively.
The increase in gross profit as a percentage of net sales for the three and six months ended June 30, 2021 primarily reflects increased sales volume and favorable price realization, partially offset by higher transportation and material costs and temporary savings in the prior year.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.6% and 4.5% for the three months ended June 30, 2021 and 2020, respectively, and was 4.7% and 4.9% for the six months ended June 30, 2021 and 2020, respectively. Research and development expenses increased 37% in U.S. dollars and 28% in local currencies for the three months ended June 30, 2021, and increased 25% in U.S. dollars and 17% in local currencies for the six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The local currency increase primarily relates to increased project activity and temporary savings in the prior year.
Selling, general and administrative expenses as a percentage of net sales were 25.9% and 27.5% for the three months ended June 30, 2021 and 2020, respectively, and was 26.7% and 29.0% for the six months ended June 30, 2021 and 2020, respectively. Selling, general and administrative expenses increased 26% in U.S. dollars and 20% in local currencies for the three months ended June 30, 2021, and increased 18% in U.S. dollars and 13% in local currencies for the six months ended June 30, 2021. The local currency increase primarily includes higher cash incentive expense and temporary savings in the prior year.
Amortization expense was $16.2 million and $13.9 million for the three months ended June 30, 2021 and 2020, respectively, and $30.1 million and $27.9 million for the six months ended June 30, 2021 and 2020, respectively.
Interest expense was $10.4 million and $9.6 million for the three months ended June 30, 2021 and 2020, respectively, and $19.9 million and $19.8 million for the six months ended June 30, 2021 and 2020, respectively.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits was $2.5 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and $5.0 million and $5.9 million and for the six months ended June 30, 2021 and 2020, respectively. Other charges (income), net also included $2.8 million of acquisition costs for the six months ended June 30, 2021.
Our reported tax rate was 19.8% and 18.5% during the three months ended June 30, 2021 and 2020, respectively, and 19.6% and 17.9% during the six months ended June 30, 2021 and 2020, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19.5% and 20.5% before non-recurring discrete tax items for the periods ended June 30, 2021 and 2020, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2021	2020	%	2021	2020	%
Total net sales	$361,817	$276,855	31%	$670,561	$544,654	23%
Net sales to external customers	$323,310	$249,340	30%	$595,269	$490,750	21%
Segment profit	$79,272	$52,581	51%	$142,943	$97,519	47%

Total net sales increased 31% and 23% for the three and six months ended June 30, 2021, respectively, compared with the corresponding period in 2020. Net sales to external customers increased 30% and 21% for the six months ended June 30, 2021, respectively, compared with the corresponding period in 2020. Net sales to external customers for the three and six months ended June 30, 2021 includes very strong growth in laboratory products, especially pipettes, and core industrial. The results are partially offset by a decline in food retailing. Net sales to external customers in our U.S. Operations also benefited approximately 4% and 2% from the PendoTECH acquisition for the three and six months ended June 30, 2021, respectively.

Segment profit increased $26.7 million and $45.4 million for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. Segment profit during the three and six months ended June 30, 2021 includes higher net sales volume and benefits from our margin expansion, offset in part by higher transportation and material costs and temporary cost savings in the prior year.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2021	2020	%1)	2021	2020	%1)
Total net sales	$242,018	$171,435	41%	$465,764	$356,180	31%
Net sales to external customers	$40,836	$28,948	41%	$80,117	$60,844	32%
Segment profit	$69,516	$48,248	44%	$134,395	$102,158	32%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 41% in U.S. dollars and 34% in local currency for the three months ended June 30, 2021, respectively, and increased 31% in U.S. dollars and 23% in local currency for the six months ended June 30, 2021 compared to the corresponding periods in 2020. Net sales to external customers increased 41% in U.S. dollars and 36% in local currency for the three months ended June 30, 2021 and increased 32% in U.S. dollars and 26% in local currency for the six months ended June 30, 2021, compared to the corresponding periods in 2020. The increase in local currency net sales to external customers for the three and six months ended June 30, 2021 includes includes strong growth in most product categories.
Segment profit increased $21.3 million and $32.2 million the three and six month periods ended June 30, 2021, compared to the corresponding periods in 2020. Segment profit during the three and six months ended June 30, 2021 includes higher net sales volume, benefits of our cost savings initiatives and favorable foreign currency translation, offset in part by higher transportation and material costs and temporary cost savings in the prior year.

Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2021	2020	%1)	2021	2020	%1)
Total net sales	$257,595	$188,750	36%	$502,200	$383,789	31%
Net sales to external customers	$201,722	$149,051	35%	$394,072	$302,376	30%
Segment profit	$38,476	$30,345	27%	$76,342	$54,452	40%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 36% in U.S. dollars and 24% in local currencies for the three months ended June 30, 2021 and increased 31% in U.S. dollars and 19% in local currencies for the six months ended June 30, 2021, compared to the corresponding periods in 2020. Net sales to external customers increased 35% in U.S. dollars and 23% in local currencies for the three months ended June 30, 2021, and increased 30% in U.S. dollars and 19% in local currencies for the six months ended June 30, 2021, compared to the corresponding periods in 2020. Net sales to external customers for the three and six months ended June 30, 2021 includes very strong growth in most product categories.

Segment profit increased $8.1 million and $21.9 million for the three and six month periods ended June 30, 2021, respectively, compared to the corresponding periods in 2020. Segment profit increased during the three and six months ended June 30, 2021 primarily due to higher net sales volume, benefits of our cost savings initiatives and favorable foreign currency translation, offset in part by higher transportation and material costs and temporary cost savings in the prior year.

Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2021	2020	%1)	2021	2020	%1)
Total net sales	$278,050	$186,638	49%	$503,202	$335,986	50%
Net sales to external customers	$205,521	$140,907	46%	$361,595	$241,506	50%
Segment profit	$94,663	$63,955	48%	$166,687	$109,505	52%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 49% in U.S. dollars and 36% in local currency for the three months ended June 30, 2021 and increased 50% in U.S. dollars and 38% in local currency for the six months ended June 30, 2021, compared to the corresponding periods in 2020. Net sales to external customers increased 46% in U.S. dollars and 34% in local currency by origin for the three months ended June 30, 2021 and increased 50% in U.S. dollars and 38% in local currency during the six months ended June 30, 2021, compared to the corresponding periods in 2020. The increase in local currency net sales to external customers during the three and six months ended June 30, 2021 reflects particularly strong growth in both laboratory and industrial products. However, market conditions may change quickly and we will face more difficult prior period comparisons during the remainder of 2021.

Segment profit increased $30.7 million and $57.2 million for the three and six month periods ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increase in segment profit for the three and six months ended June 30, 2021 primarily reflects increased sales volume and favorable foreign currency translation, offset in part by higher transportation and material costs and temporary cost savings in the prior year.

Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2021	2020	%1)	2021	2020	%1)
Total net sales	$154,237	$123,302	25%	$300,059	$246,130	22%
Net sales to external customers	$152,962	$122,427	25%	$297,688	$244,359	22%
Segment profit	$21,414	$13,122	63%	$41,586	$24,148	72%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales and net sales to external customers increased 25% and 22% in U.S. dollars for the three and six months ended June 30, 2021, respectively. Total net sales and net sales to external customers increased 17% in local currencies for the three months ended June 30, 2021, and increased 16% and 15%, respectively, in local currencies for the six months ended June 30, 2021, compared to the corresponding periods in 2020. The increase in net sales to external customers includes strong growth in most product categories.

Segment profit increased $8.3 million and $17.4 million for the three and six months ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increase in segment profit for the six months ended June 30, 2021 is primarily related to increased sales volume and favorable foreign currency translation.
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

Cash provided by operating activities totaled $404.4 million during the six months ended June 30, 2021, compared to $248.8 million in the corresponding period in 2020. The increase for the six months ended June 30, 2021 is primarily due to higher net earnings.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $47.4 million for the six months ended June 30, 2021 compared to $37.1 million in the corresponding period in 2020. We expect to make net investments in new or expanded manufacturing facilities of $10 million to $15 million over the next two years.
    Senior Notes and Credit Facility Agreement
Our debt consisted of the following at June 30, 2021:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	149,094	149,094
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	161,021	161,021
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	149,094	149,094
Debt issuance costs, net	(1,590)	(1,631)	(3,221)
Total Senior Notes	473,410	457,578	930,988
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	512,501	155,140	667,641
Other local arrangements	3,574	52,827	56,401
Total debt	989,485	665,545	1,655,030
Less: current portion	(349)	(52,676)	(53,025)
Total long-term debt	$989,136	$612,869	$1,602,005
On June 25, 2021, we entered into a $1.25 billion Credit Agreement ("the Credit Agreement"), which amended our $1.1 billion Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that is further described in Note 8 of our consolidated financial statements.
In May 2021, we entered into an agreement to issue and sell $125 million twelve-year Senior Notes with a fixed interest rate of 2.83%. The Senior Notes will be issued in July 2021 and will mature July 2033. The terms of the Senior Notes are consistent with the previous Senior Notes as described above. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
As of June 30, 2021, approximately $576.3 million of additional borrowings was available under our Credit Agreement, and we maintained $142.3 million of cash and cash equivalents. During the six months ended June 30, 2021, the Company increased its long-term debt primarily due to the funding of the PendoTECH acquisition as described in Note 4. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers related to ratings from rating agencies that would accelerate the maturity dates of our debt.

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
Share Repurchase Program
In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to be added to our share repurchase program, which has $2.6 billion of remaining availability as of June 30, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 29.8 million shares since the inception of the program through June 30, 2021. During the six months ended June 30, 2021 and 2020, we spent $475.0 million and $200.0 million on the repurchase of 390,538 and 268,161 shares at an average price per share of $1,216.25 and $745.80, respectively. We also reissued 35,636 shares and 114,109 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2021 and 2020, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changes in exchange rates. We are most sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally, and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings decrease. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also decrease. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.8 million to $2.0 million annually.

We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.1 million to $2.3 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at June 30, 2021, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $35.1 million in the reported U.S. dollar value of our debt.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and six months ended June 30, 2021 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
April 1 to April 30, 2021	54,552	$1,254.26	54,552	$2,727,503
May 1 to May 31, 2021	56,381	$1,278.03	56,381	$2,655,486
June 1 to June 30, 2021	54,797	$1,314.98	54,797	$2,583,428
Total	165,730	$1,282.18	165,730	$2,583,428
In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to the share repurchase program, which has $2.6 billion of remaining availability as of June 30, 2021. We have purchased 29.8 million shares since the inception of the program through June 30, 2021.
During the six months ended June 30, 2021 and 2020, we spent $475.0 million and $200.0 million on the repurchase of 390,538 and 268,161 shares at an average price per share of $1,216.25 and $745.80, respectively. We also reissued 35,636 shares and 114,109 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2021 and 2020, respectively.

Item 3.Defaults Upon Senior Securities. None
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

Mettler-Toledo International Inc.
Date:	July 30, 2021	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer