Form 10-Q
period 2021-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2021-11-05
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021, OR
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

The Registrant had 22,985,655 shares of Common Stock outstanding at September 30, 2021.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2021 and 2020
(In thousands, except share data)
(unaudited)

	September 30, 2021	September 30, 2020
Net sales
Products	$760,844	$630,372
Service	191,106	176,985
Total net sales	951,950	807,357
Cost of sales
Products	304,290	254,050
Service	91,840	83,699
Gross profit	555,820	469,608
Research and development	42,276	34,656
Selling, general and administrative	240,734	204,974
Amortization	16,039	14,121
Interest expense	11,791	9,310
Restructuring charges	650	4,570
Other income, net	(3,257)	(3,832)
Earnings before taxes	247,587	205,809
Provision for taxes	43,899	44,042
Net earnings	$203,688	$161,767

Basic earnings per common share:
Net earnings	$8.83	$6.76
Weighted average number of common shares	23,056,924	23,922,272

Diluted earnings per common share:
Net earnings	$8.71	$6.68
Weighted average number of common and common equivalent shares	23,393,579	24,225,204

Comprehensive income, net of tax (Note 10)	$208,428	$180,099

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2021 and 2020
(In thousands, except share data)
(unaudited)

	September 30, 2021	September 30, 2020
Net sales
Products	$2,124,245	$1,656,819
Service	556,446	490,373
Total net sales	2,680,691	2,147,192
Cost of sales
Products	843,613	662,681
Service	272,658	242,524
Gross profit	1,564,420	1,241,987
Research and development	124,151	100,236
Selling, general and administrative	701,531	593,852
Amortization	46,141	42,008
Interest expense	31,701	29,111
Restructuring charges	2,719	7,335
Other income, net	(5,208)	(10,118)
Earnings before taxes	663,385	479,563
Provision for taxes	125,271	93,119
Net earnings	$538,114	$386,444

Basic earnings per common share:
Net earnings	$23.19	$16.13
Weighted average number of common shares	23,203,257	23,963,311

Diluted earnings per common share:
Net earnings	$22.86	$15.92
Weighted average number of common and common equivalent shares	23,536,615	24,272,354

Comprehensive income, net of tax (Note 10)	$575,187	$382,844

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2021 and December 31, 2020
(In thousands, except share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$183,672	$94,254
Trade accounts receivable, less allowances of $21,055 at September 30, 2021
and $18,625 at December 31, 2020	603,364	593,809
Inventories	381,457	297,611
Other current assets and prepaid expenses	77,731	71,230
Total current assets	1,246,224	1,056,904
Property, plant and equipment, net	783,813	798,868
Goodwill	639,184	550,270
Other intangible assets, net	288,593	196,785
Deferred tax assets, net	39,272	41,836
Other non-current assets	210,075	169,886
Total assets	$3,207,161	$2,814,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$219,294	$175,801
Accrued and other liabilities	196,520	196,834
Accrued compensation and related items	209,356	179,252
Deferred revenue and customer prepayments	195,234	149,106
Taxes payable	127,633	89,017
Short-term borrowings and current maturities of long-term debt	53,524	50,317
Total current liabilities	1,001,561	840,327
Long-term debt	1,639,583	1,284,174
Deferred tax liabilities, net	42,656	34,448
Other non-current liabilities	364,190	372,925
Total liabilities	3,047,990	2,531,874
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 22,985,655 and
23,471,841 shares at September 30, 2021 and December 31, 2020, respectively	$448	448
Additional paid-in capital	$820,272	805,140
Treasury stock at cost (21,800,356 shares at September 30, 2021 and 21,314,170 shares at December 31, 2020)	$(5,995,662)	(5,283,584)
Retained earnings	$5,631,965	5,095,596
Accumulated other comprehensive loss	$(297,852)	(334,925)
Total shareholders’ equity	159,171	282,675
Total liabilities and shareholders’ equity	$3,207,161	$2,814,549
The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2021 and 2020
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options and restricted stock units	50,372	—	—	9,355	(2,220)	—	7,135
Repurchases of common stock	(268,161)	—	—	(200,000)	—	—	(200,000)
Share-based compensation	—	—	4,395	—	—	—	4,395
Net earnings	—	—	—	—	98,115	—	98,115
Other comprehensive income (loss), net of tax	—	—	—	—	—	(24,028)	(24,028)
Balance at March 31, 2020	23,907,528	$448	$788,266	$(4,729,799)	$4,595,183	$(347,701)	$306,397
Exercise of stock options and restricted stock units	63,737	—	—	11,837	(1,222)	—	10,615
Repurchases of common stock	—	—	—	—	—	—	—
Share-based compensation	—	—	4,423	—	—	—	4,423
Net earnings	—	—	—	—	126,562	—	126,562
Other comprehensive income (loss), net of tax	—	—	—	—	—	2,096	2,096
Balance at June 30, 2020	23,971,265	$448	$792,689	$(4,717,962)	$4,720,523	$(345,605)	$450,093
Exercise of stock options and restricted stock units	30,667	—	2,582	5,865	(3)	—	8,444
Repurchases of common stock	(207,369)	—	—	(199,999)	—	—	(199,999)
Share-based compensation	—	—	4,430	—	—	—	4,430
Net earnings	—	—	—	—	161,767	—	161,767
Other comprehensive income (loss), net of tax	—	—	—	—	—	18,332	18,332
Balance at September 30, 2020	23,794,563	$448	$799,701	$(4,912,096)	$4,882,287	$(327,273)	$443,067

Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options and restricted stock units	22,388	—	1,239	4,682	(872)	—	5,049
Repurchases of common stock	(224,808)	—	—	(262,500)	—	—	(262,500)
Share-based compensation	—	—	4,575	—	—	—	4,575
Net earnings	—	—	—	—	149,663	—	149,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,181	23,181
Balance at March 31, 2021	23,269,421	$448	$810,954	$(5,541,402)	$5,244,387	$(311,744)	$202,643
Exercise of stock options and restricted stock units	13,248	—	—	2,849	(65)	—	2,784
Repurchases of common stock	(165,730)	—	—	(212,499)	—	—	(212,499)
Share-based compensation	—	—	4,581	—	—	—	4,581
Net earnings	—	—	—	—	184,763	—	184,763
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,152	9,152
Balance at June 30, 2021	23,116,939	$448	$815,535	$(5,751,052)	$5,429,085	$(302,592)	$191,424
Exercise of stock options and restricted stock units	35,488	—	—	7,889	(808)	—	7,081
Repurchases of common stock	(166,772)	—	—	(252,499)	—	—	(252,499)
Share-based compensation	—	—	4,737	—	—	—	4,737
Net earnings	—	—	—	—	203,688	—	203,688
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,740	4,740
Balance at September 30, 2021	22,985,655	$448	$820,272	$(5,995,662)	$5,631,965	$(297,852)	$159,171

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2021 and 2020
(In thousands)
(unaudited)

	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net earnings	$538,114	$386,444
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	33,440	30,949
Amortization	46,141	42,008
Deferred tax benefit	(6,072)	(6,990)
Share-based compensation	13,893	13,248
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(19,153)	49,084
Inventories	(87,568)	(11,421)
Other current assets	(3,596)	(8,733)
Trade accounts payable	44,170	(40,874)
Taxes payable	42,474	19,117
Accruals and other	65,876	998
Net cash provided by operating activities	667,719	473,830
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	3,399	3,046
Purchase of property, plant and equipment	(69,796)	(57,428)
Acquisitions	(193,387)	(6,242)
Other investing activities	8,559	(9,421)
Net cash used in investing activities	(251,225)	(70,045)
Cash flows from financing activities:
Proceeds from borrowings	1,638,321	1,148,360
Repayments of borrowings	(1,249,177)	(1,231,191)
Proceeds from stock option exercises	14,914	26,194
Repurchases of common stock	(727,498)	(399,999)
Other financing activities	(2,864)	(800)
Net cash used in financing activities	(326,304)	(457,436)
Effect of exchange rate changes on cash and cash equivalents	(772)	(448)
Net increase (decrease) in cash and cash equivalents	89,418	(54,099)
Cash and cash equivalents:
Beginning of period	94,254	207,785
End of period	$183,672	$153,686

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of September 30, 2021 and through the date of this Report. Actual results may differ from those estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.
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
Inventories consisted of the following:

	September 30, 2021	December 31, 2020
Raw materials and parts	$158,541	$132,041
Work-in-progress	73,105	55,688
Finished goods	149,811	109,882
	$381,457	$297,611
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
Other intangible assets consisted of the following:

	September 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$279,380	$(76,777)	$202,603	$201,445	$(68,319)	$133,126
Proven technology and patents	98,539	(54,858)	43,681	78,312	(52,138)	26,174
Tradenames (finite life)	8,176	(3,654)	4,522	4,896	(3,444)	1,452
Tradenames (indefinite life)	35,528	—	35,528	35,595	—	35,595
Other	8,048	(5,789)	2,259	5,215	(4,777)	438
	$429,671	$(141,078)	$288,593	$325,463	$(128,678)	$196,785

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $5.7 million and $4.0 million for the three months ended September 30, 2021 and 2020, respectively, and $15.9 million and $11.8 million for the nine months ended September 30, 2021 and 2020, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $21.6 million for 2021, $21.1 million for 2022, $20.3 million for 2023, $19.8 million for 2024, $18.9 million for 2025, and $16.7 million for 2026. Purchased intangible amortization was $5.5 million, $4.1 million after tax, and $3.8 million, $2.8 million after tax, for the three months ended September 30, 2021 and 2020, respectively, and $15.2 million, $11.5 million after tax, and $11.2 million, $8.5 million after tax, for the nine months ended September 30, 2021 and 2020, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.3 million and $10.1 million for the three months ended September 30, 2021 and 2020, respectively, and $30.0 million for both the nine months ended September 30, 2021 and 2020.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.7 million and $13.9 million of share-based compensation expense for the three and nine months ended September 30, 2021, respectively, compared to $4.4 million and $13.2 million for the corresponding periods in 2020.
On May 6, 2021, the Company's shareholders approved the adoption of the Company's 2013 Equity Incentive Plan (Amended and Restated), with the effect that approximately 0.9 million additional shares of common stock were added to the 2.1 million shares that remained available under the plan prior to its amendment. In addition, shares subject to options granted under the Company's prior equity incentive plan that terminate or are forfeited without being exercised, are also available for awards under the amended plan. The amended plan expires in 2031.
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

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and nine months ended September 30, 2021 and 2020 follows:

For the three months ended September 30, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$263,885	$33,612	$142,318	$193,727	$127,302	$760,844
Service Revenue:
Point in time	56,325	6,092	37,524	12,680	30,120	142,741
Over time	16,498	2,146	18,790	4,053	6,878	48,365
Total	$336,708	$41,850	$198,632	$210,460	$164,300	$951,950

For the three months ended September 30, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$212,607	$30,507	$124,073	$150,879	$112,306	$630,372
Service Revenue:
Point in time	52,000	6,329	34,519	11,414	28,602	132,864
Over time	14,341	2,012	19,038	2,938	5,792	44,121
Total	$278,948	$38,848	$177,630	$165,231	$146,700	$807,357

For the nine months ended September 30, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$721,744	$95,797	$424,904	$525,855	$355,945	$2,124,245
Service Revenue:
Point in time	162,409	19,517	110,243	34,655	87,708	414,532
Over time	47,824	6,653	57,557	11,545	18,335	141,914
Total	$931,977	$121,967	$592,704	$572,055	$461,988	$2,680,691

For the nine months ended September 30, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$578,405	$76,796	$334,408	$369,351	$297,859	$1,656,819
Service Revenue:
Point in time	148,577	16,611	93,855	28,304	77,768	365,115
Over time	42,714	6,286	51,743	9,083	15,432	125,258
Total	$769,696	$99,693	$480,006	$406,738	$391,059	$2,147,192

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
A summary of revenue by major geographic destination for the three and nine months ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Americas	$367,278	$304,963	$1,024,033	$840,087
Europe	258,925	232,133	760,491	621,126
Asia / Rest of World	325,747	270,261	896,167	685,979
Total	$951,950	$807,357	$2,680,691	$2,147,192
The Company's global revenue mix by product category is comprised of laboratory (56% of sales), industrial (39% of sales) and retail (5% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products while the Company's Chinese Operations has a slightly higher percentage of industrial products. A summary of the Company’s revenue by product category for the three and nine months ended September 30 is as follows:

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Laboratory	$536,489	$430,516	$1,487,222	$1,147,078
Industrial	370,505	322,808	1,049,295	863,987
Retail	44,956	54,033	144,174	136,127
Total	$951,950	$807,357	$2,680,691	$2,147,192

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of September 30, 2021 and December 31, 2020 was $37.3 million and $22.6 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the nine month periods ending September 30, 2021 and 2020 are as follows:

	2021	2020
Beginning balances as of January 1	$149,106	$122,489
Customer pre-payments/deferred revenue	496,437	435,952
Revenue recognized	(446,775)	(409,391)
Foreign currency translation	(3,534)	1,426
Ending balance as of September 30	$195,234	$150,476
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
Goodwill recorded in connection with the acquisition totaled $93.1 million, which is deductible for tax purposes. Identified intangible finite-life assets acquired include customer relationships of $78.6 million, technology and patents of $21.7 million, trade name of $3.4 million, and other intangibles of $2.4 million. The Company used variations of the income statement approach in determining the fair value of the intangible assets acquired. Specifically, the multi-period excess earnings method was used to determine the fair value of the customer relationships acquired and the relief from royalty method was used to determine the fair value of the technology and patents. The Company's determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions principally related to revenue growth, royalty and customer attrition rates.
The identifiable finite-live intangible assets will be amortized on a straight-line basis over periods of 5 to 20 years and the annual aggregate amortization expense is estimated at $6.9 million. Net tangible assets acquired were $7.4 million and were recorded at fair value in the consolidated financial statements. All of the acquired assets are included in the Company's U.S. Operations segment.
In October 2021, the Company acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modelling serving the biopharma and chemical markets. The initial cash payment was $22.2 million and the Company may be required to pay additional amounts up to EUR 3.0 million.
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
    The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2021 and December 31, 2020, respectively. A derivative gain of $0.3 million based upon interest rates and foreign currency rates at September 30, 2021, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of September 30, 2021.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2021 and December 31, 2020, respectively, and disclosed in Note 6. The Company recognized in other charges (income) related to these instruments, a net gain of $3.3 million and $7.1 million during the three months ended September 30, 2021 and 2020, respectively, and a net gain of $16.5 million and $0.1 million during the nine months ended September 30, 2021 and 2020, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At September 30, 2021 and December 31, 2020, these contracts had a notional value of $652.0 million and $536.5 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
6.    FAIR VALUE MEASUREMENTS
At September 30, 2021 and December 31, 2020, the Company had derivative assets totaling $6.9 million and $2.2 million respectively, and derivative liabilities totaling $5.9 million and $23.3 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not need to present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2021 and December 31, 2020.
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

	September 30, 2021	December 31, 2020	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$2,971	$2,227	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	3,932	—	Other non-current assets
Total derivative assets	$6,903	$2,227

Foreign currency forward contracts not designated as hedging instruments	$1,637	$1,399	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	901	—	Accrued and other liabilities
Cross currency swap agreement	—	13,093	Accrued and other liabilities
Interest rate swap agreements	—	2,502	Other non-current liabilities
Cross currency swap agreement	3,312	6,297	Other non-current liabilities
Total derivative liabilities	$5,850	$23,291
The Company had $25.6 million and $14.3 million of cash equivalents at September 30, 2021 and December 31, 2020, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt exceeds the carrying value by approximately $30.2 million as of September 30, 2021. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
7.    INCOME TAXES
The Company's reported tax rate was 17.7% and 21.4% during the three months ended September 30, 2021 and 2020, respectively and 18.9% and 19.4% during the nine months ended September 30, 2021 and 2020, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.5% and 20.5% before non-recurring discrete tax items during 2021 and 2020, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
8.    DEBT
Debt consisted of the following at September 30, 2021:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	146,056	146,056
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	157,740	157,740
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	146,056	146,056
Debt issuance costs, net	(1,519)	(1,600)	(3,119)
Total Senior Notes	598,481	448,252	1,046,733
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	412,473	177,092	589,565
Other local arrangements	3,494	53,315	56,809
Total debt	1,014,448	678,659	1,693,107
Less: current portion	(351)	(53,173)	(53,524)
Total long-term debt	$1,014,097	$625,486	$1,639,583
Credit Agreement
On June 25, 2021, the Company entered into a $1.25 billion Credit Agreement ("the Credit Agreement"), which amended its $1.1 billion Amended and Restated Credit Agreement (the "Prior Credit Agreement"). As of September 30, 2021, the Company had $654.2 million of additional borrowings available under its Credit Agreement, and the Company maintained $183.7 million of cash and cash equivalents.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of June 25, 2026. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar as those contained in the prior Credit Agreement, with which the Company was in compliance as of September 30, 2021. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less except that the required maximum ratio may increase to 4.0 to 1.0 for the four consecutive fiscal quarter period commencing with the fiscal quarter in which an acquisition having total consideration (including, without limitation, all cash payments, assumed indebtedness, issued equity interests and earn outs in connection with such acquisition) greater than $250 million and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
default. The Company incurred approximately $0.2 million of debt extinguishment costs during 2021 related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2021 associated with the Credit Agreement which will be amortized to interest expense through 2026.
Senior Notes

In May 2021, the Company entered into an agreement to issue and sell $125 million twelve-year Senior Notes with a fixed interest rate of 2.83%. The Senior Notes were issued in July 2021 and will mature July 2033. The terms of the Senior Notes are consistent with the previous Senior Notes as described above. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
In December 2020, the Company entered into an agreement to issue and sell EUR 125.0 million of 15-year 1.06% Euro Senior Notes ("1.06% Euro Senior Notes"). The terms of the Euro Senior Notes are consistent with the previous Euro Senior Notes as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company also entered into a forward contract to receive $152.1 million at the time of issuing the 1.06% Euro Senior Notes in March 2021. The Company issued the 1.06% Euro Senior Notes with a fixed interest rate of 1.06% in March 2021. The 1.06% Euro Senior Notes are unsecured obligations of the Company and will mature on March 19, 2036. Interest on the 1.06% Euro Senior Notes is payable semi-annually in March and September of each year. The Company was in compliance with its debt covenants at September 30, 2021.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $9.4 million and an unrealized loss of $11.2 million for the three months ended September 30, 2021 and 2020, respectively, and an unrealized gain of $21.2 million and an unrealized loss of $11.3 million for the nine month periods ended September 30, 2021 and 2020, respectively. The Company has a loss of $7.6 million recorded in accumulated other comprehensive income (loss) as of September 30, 2021.

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

9.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to be added to its share repurchase program, which has $2.3 billion of remaining availability as of September 30, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity and other factors.
The Company has purchased 30.0 million shares since the inception of the program in 2004 through September 30, 2021. During the nine months ended September 30, 2021 and 2020, the Company spent $727.5 million and $400.0 million on the repurchase of 557,310 shares and 475,530 shares at an average price per share of $1,305.35 and $841.14, respectively. The Company also reissued 71,124 shares

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
and 144,776 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2021 and 2020, respectively.
10.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Net earnings	$203,688	$161,767	$538,114	$386,444
Other comprehensive income (loss), net of tax	4,740	18,332	37,073	(3,600)
Comprehensive income, net of tax	$208,428	$180,099	$575,187	$382,844

    The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2021 and 2020:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	7,327	—	7,327
Foreign currency translation adjustment	8,102	—	12,062	20,164
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(5,773)	15,355	9,582
Net change in other comprehensive income (loss), net of tax	8,102	1,554	27,417	37,073
Balance at September 30, 2021	$(22,999)	$75	$(274,928)	$(297,852)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	(7,689)	—	(7,689)
Foreign currency translation adjustment	(571)	—	(11,662)	(12,233)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	5,524	10,798	16,322
Net change in other comprehensive income (loss), net of tax	(571)	(2,165)	(864)	(3,600)
Balance at September 30, 2020	$(61,586)	$(3,387)	$(262,300)	$(327,273)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three Months Ended
	September 30,
	2021	2020	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$551	$833	Interest expense
Cross currency swap agreement	(1,793)	2,936	(a)
Total before taxes	(1,242)	3,769
Provision for taxes	(201)	440	Provision for taxes
Total, net of taxes	$(1,041)	$3,329

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$6,449	$4,746	(b)
Provision for taxes	1,361	1,047	Provision for taxes
Total, net of taxes	$5,088	$3,699
(a) The cross currency swap reflects an unrealized gain of $1.5 million for the three months ended September 30, 2021 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $0.3 million recorded in interest expense for the three months ended September 30, 2021.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended September 30, 2021 and 2020.

	Nine Months Ended
	September 30,
	2021	2020	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$1,625	$1,774	Interest expense
Cross currency swap agreement	(8,625)	4,555	(a)
Total before taxes	(7,000)	6,329
Provision for taxes	(1,227)	805	Provision for taxes
Total, net of taxes	$(5,773)	$5,524

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$19,460	$13,835	(b)
Provision for taxes	4,105	3,037	Provision for taxes
Total, net of taxes	$15,355	$10,798
(a) The cross currency swap reflects an unrealized gain of $7.5 million for the nine months ended September 30, 2021 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.1 million recorded in interest expense for the nine months ended September 30, 2021.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the nine months ended September 30, 2021 and 2020.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
11.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine months ended September 30, relating to outstanding stock options and restricted stock units:

	2021	2020
Three months ended	336,655	302,932
Nine months ended	333,358	309,044
Outstanding options and restricted stock units to purchase or receive 3,692 shares of common stock for the three month period ended September 30, 2021 have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. For the three months ended September 30, 2020, there were no-anti-dilutive outstanding options or restricted stock units. Options and restricted stock units to purchase or receive 20,384 and 56,371 for the nine month period ended September 30, 2021 and 2020, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
12.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost, net	$374	$326	$4,858	$4,750	$—	$—	$5,232	$5,076
Interest cost on projected benefit obligations	546	889	843	1,208	2	5	1,391	2,102
Expected return on plan assets	(1,494)	(1,523)	(8,851)	(8,426)	—	—	(10,345)	(9,949)
Recognition of prior service cost	—	—	(462)	(1,819)	(18)	(18)	(480)	(1,837)
Recognition of actuarial losses/(gains)	728	643	6,211	5,947	(10)	(7)	6,929	6,583
Net periodic pension cost/(credit)	$154	$335	$2,599	$1,660	$(26)	$(20)	$2,727	$1,975

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Service cost, net	$1,122	$978	$14,710	$13,795	$—	$—	$15,832	$14,773
Interest cost on projected benefit obligations	1,644	2,667	2,551	3,541	6	19	4,201	6,227
Expected return on plan assets	(4,482)	(4,571)	(26,726)	(24,530)	—	—	(31,208)	(29,101)
Recognition of prior service cost	—	—	(1,398)	(5,279)	(56)	(56)	(1,454)	(5,335)
Recognition of actuarial losses/(gains)	2,186	1,933	18,756	17,258	(28)	(21)	20,914	19,170
Net periodic pension cost/(credit)	$470	$1,007	$7,893	$4,785	$(78)	$(58)	$8,285	$5,734

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

13.    RESTRUCTURING CHARGES
For the three and nine months ended September 30, 2021, the Company has incurred $0.7 million and $2.7 million of restructuring expenses, respectively, which primarily relates to employee related costs. Liabilities related to restructuring activities are included in accrued and other liabilities in the consolidated balance sheet. A roll forward of the Company’s accrual for restructuring activities for the nine months ended September 30, 2021 is as follows:

Total
Balance at December 31, 2020	$9,184
Restructuring charges	2,719
Cash payments and utilization	(7,422)
Impact of foreign currency	(319)
Balance at September 30, 2021	$4,162

14.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended September 30, 2021 and 2020 were $2.5 million and $3.1 million, respectively, and $7.5 million and $9.0 million for the nine months ended September 30, 2021 and 2020, respectively. Other charges (income), net also included $2.8 million of acquisition costs for the nine months ended September 30, 2021.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2021
September 30, 2021	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$336,708	$36,895	$373,603	$72,638	$508,942
Swiss Operations	41,850	208,411	250,261	78,454	23,319
Western European Operations	198,632	52,259	250,891	40,288	91,228
Chinese Operations	210,460	79,001	289,461	108,636	696
Other (a)	164,300	835	165,135	24,381	14,999
Eliminations and Corporate (b)	—	(377,401)	(377,401)	(51,587)	—
Total	$951,950	$—	$951,950	$272,810	$639,184

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2021	Customers	Segments	Sales	Profit
U.S. Operations	$931,977	$112,186	$1,044,163	$215,581
Swiss Operations	121,967	594,057	716,024	212,849
Western European Operations	592,704	160,386	753,090	116,630
Chinese Operations	572,055	220,608	792,663	275,323
Other (a)	461,988	3,207	465,195	65,967
Eliminations and Corporate (b)	—	(1,090,444)	(1,090,444)	(147,612)
Total	$2,680,691	$—	$2,680,691	$738,738

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
    A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Earnings before taxes	$247,587	$205,809	$663,385	$479,563
Amortization	16,039	14,121	46,141	42,008
Interest expense	11,791	9,310	31,701	29,111
Restructuring charges	650	4,570	2,719	7,335
Other income, net	(3,257)	(3,832)	(5,208)	(10,118)
Segment profit	$272,810	$229,978	$738,738	$547,899

During the three months ended September 30, 2021, restructuring charges of $0.7 million were recognized, of which $0.3 million, $0.1 million, and $0.3 million, related to the Company’s U.S., Swiss, and Western European Operations, respectively. Restructuring charges of $4.6 million were recognized during the three months ended September 30, 2020, of which $2.3 million, $0.1 million, $1.8 million, and $0.4 million related to the Company’s U.S., Swiss, Western European, and Other Operations, respectively. Restructuring charges of $2.7 million were recognized during the nine months ended September 30, 2021, of which $0.7 million, $0.4 million, $1.3 million, and $0.3 million related to the Company’s U.S., Swiss, Western European, and Other Operations, respectively. Restructuring charges of $7.3 million were recognized during the nine months ended September 30, 2020, of which $2.9 million, $0.8 million, $2.9 million, $0.1 million, and $0.6 million and related to the Company’s U.S., Swiss, Western European, Chinese, and Other Operations, respectively.

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021.
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
Our production and logistics facilities are currently operational, and our office-based employees continue to adhere to any applicable jurisdictional stay-at-home orders. Our supply chain is currently facing wide-ranging global challenges although we have been able to meet delivery requirements of our customers with some interruption. We continue to closely monitor risks associated with our supply chain, including the availability of certain components, material shortages, supplier delays, potential transportation delays, and higher transportation and material costs, which could significantly adversely affect sales and/or profitability in future quarters. We also continue to leverage our digital and remote sales capabilities and our service organization continues to provide on-site and remote customer support to facilitate uptime, productivity, and regulatory compliance.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2021 and 2020 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$951,950	100.0	$807,357	100.0	$2,680,691	100.0	$2,147,192	100.0
Cost of sales	396,130	41.6	337,749	41.8	1,116,271	41.6	905,205	42.2
Gross profit	555,820	58.4	469,608	58.2	1,564,420	58.4	1,241,987	57.8
Research and development	42,276	4.4	34,656	4.3	124,151	4.6	100,236	4.7
Selling, general and administrative	240,734	25.3	204,974	25.4	701,531	26.2	593,852	27.7
Amortization	16,039	1.7	14,121	1.7	46,141	1.7	42,008	2.0
Interest expense	11,791	1.2	9,310	1.2	31,701	1.2	29,111	1.3
Restructuring charges	650	0.1	4,570	0.6	2,719	0.1	7,335	0.3
Other income, net	(3,257)	(0.3)	(3,832)	(0.5)	(5,208)	(0.2)	(10,118)	(0.5)
Earnings before taxes	247,587	26.0	205,809	25.5	663,385	24.8	479,563	22.3
Provision for taxes	43,899	4.6	44,042	5.5	125,271	4.7	93,119	4.3
Net earnings	$203,688	21.4	$161,767	20.0	$538,114	20.1	$386,444	18.0

Net sales
Net sales were $952.0 million and $807.4 million for the three months ended September 30, 2021, and 2020, respectively, and $2.7 billion and $2.1 billion for the nine months ended September 30, 2021 and 2020, respectively. This represents an increase of 18% and 25% in U.S. dollars for the three and nine months ended September 30, 2021, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 16% and 20% for the three and nine months ended September 30, 2021, respectively. Net sales benefited approximately 1% from the PendoTECH acquisition for the three and nine months ended September 30, 2021. We experienced broad-based growth with robust customer demand in most businesses and regions and strong execution of our sales and marketing programs. Growth in China also continued to be particularly strong. However, uncertainty relating to COVID-19 continues and market conditions may change quickly.
Net sales by geographic destination for the three months ended September 30, 2021 in U.S. dollars increased 20% in the Americas, 12% in Europe, and 21% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 20% in the Americas, 10% in Europe, and 16% in Asia/Rest of World. Our net sales by geographic destination for the nine months ended September 30, 2021 in U.S. dollars increased 22% in the Americas and in Europe, and 31% in Asia/Rest of World. Net sales by geographic destination for the nine months ended September 30, 2021 in local currencies increased 21% in the Americas, 15% in Europe, and 23% in Asia/Rest of World. Net sales in the Americas benefited approximately 3% and 2% from the PendoTECH acquisition for the three and nine months ended September 30, 2021, respectively, and net sales in Europe benefited approximately 1% from the PendoTECH acquisition for both the three and nine months ended September 30, 2021. Net sales growth in Asia/Rest of World in local currency includes 19% and 31% growth in China during the three and nine months ended September 30, 2021, respectively. A discussion of sales by operating segment is included below.
As described in Note 19 to our consolidated financial statements for the year ended December 31, 2020, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.

Net sales of products increased 21% in U.S. dollars and 18% in local currencies for the three months ended September 30, 2021 and increased 28% in U.S. dollars and 24% in local currencies for the nine months ended September 30, 2021, compared to the corresponding periods in 2020. Net sales of products benefited approximately 1% from the PendoTECH acquisition for the three and nine months ended September 30, 2021, respectively. Service revenue (including spare parts) increased by 8% in U.S. dollars and 6% in local currencies for the three months ended September 30, 2021 and increased 13% in U.S. dollars and 9% in local currencies for the nine months ended September 30, 2021, compared to the corresponding periods in 2020.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales, increased 25% in U.S. dollars and 23% in local currencies for the three months ended September 30, 2021, and increased 30% in U.S. dollars and 26% in local currencies for the nine months ended September 30, 2021. The local currency increase in net sales of our laboratory-related products for the three and nine months ended September 30, 2021 includes strong growth in most product categories. Net sales during the nine months ended September 30, 2021 also included especially strong growth in pipettes. Net sales of our laboratory products also benefited approximately 3% and 2% from the PendoTECH acquisition for the three and nine months ended September 30, 2021, respectively.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales, increased 15% in U.S. dollars and 12% in local currencies for the three months ended September 30, 2021, and increased 21% in U.S. dollars and 16% in local currencies for the nine months ended September 30, 2021. The local currency increase in net sales of our industrial-related products for the three and nine months ended September 30, 2021 includes strong growth in product inspection and core industrial products. Net sales of our industrial-related products for the nine months ended September 30, 2021 includes particularly strong growth in core industrial, especially China.
Net sales in our food retailing products and services, which represented approximately 5% of our total net sales, decreased 18% in U.S. dollars and 19% in local currencies for the three months ended September 30, 2021, and increased 4% in U.S. dollars and decreased 1% in local currencies for the nine months ended September 30, 2021. Food retailing declined significantly for the three months ended September 30, 2021 due to timing of project activity and the negative impact of manufacturing component shortages. The local currency decrease in food retailing for the nine months ended September 30, 2021 was also negatively impacted by a decline in the Americas, offset in part by strong growth in Europe.
Gross profit
Gross profit as a percentage of net sales was 58.4% and 58.2% for the three months ended September 30, 2021 and 2020, respectively, and 58.4% and 57.8% for the nine months ended September 30, 2021 and 2020, respectively.
Gross profit as a percentage of net sales for products was 60.0% and 59.7% for the three months ended September 30, 2021 and 2020, respectively, and 60.3% and 60.0% for the nine months ended September 30, 2021 and 2020.
Gross profit as a percentage of net sales for services (including spare parts) was 51.9% and 52.7% for the three months ended September 30, 2021 and 2020, respectively, and 51.0% and 50.5% for the nine months ended September 30, 2021 and 2020, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2021 primarily reflects increased sales volume and favorable price realization, partially offset by temporary cost savings in the prior year and higher transportation and material costs.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.4% and 4.3% for the three months ended September 30, 2021 and 2020, respectively, and was 4.6% and 4.7% for the nine months ended September 30, 2021 and 2020, respectively. Research and development expenses increased 22% in U.S. dollars and 19% in local currencies for the three months ended September 30, 2021, and increased 24% in U.S. dollars and 18% in local currencies for the nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The local currency increase primarily relates to increased project activity and temporary savings in the prior year.
Selling, general and administrative expenses as a percentage of net sales were 25.3% and 25.4% for the three months ended September 30, 2021 and 2020, respectively, and were 26.2% and 27.7% for the nine months ended September 30, 2021 and 2020, respectively. Selling, general and administrative expenses increased 17% in U.S. dollars and 16% in local currencies for the three months ended September 30, 2021, and increased 18% in U.S. dollars and 14% in local currencies for the nine months ended September 30, 2021. The local currency increase primarily includes higher cash incentive expense and temporary savings in the prior year.
Amortization expense was $16.0 million and $14.1 million for the three months ended September 30, 2021 and 2020, respectively, and $46.1 million and $42.0 million for the nine months ended September 30, 2021 and 2020, respectively.
Interest expense was $11.8 million and $9.3 million for the three months ended September 30, 2021 and 2020, respectively, and $31.7 million and $29.1 million for the nine months ended September 30, 2021 and 2020, respectively.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits was $2.5 million and $3.1 million for the three months ended September 30, 2021 and 2020, respectively, and $7.5 million and $9.0 million and for the nine months ended September 30, 2021 and 2020, respectively. Other charges (income), net also included $2.8 million of acquisition costs for the nine months ended September 30, 2021.
Our reported tax rate was 17.7% and 21.4% during the three months ended September 30, 2021 and 2020, respectively, and 18.9% and 19.4% during the nine months ended September 30, 2021 and 2020, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19.5% and 20.5% before non-recurring discrete tax items for the periods ended September 30, 2021 and 2020, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	%	2021	2020	%
Total net sales	$373,603	$309,805	21%	$1,044,163	$854,457	22%
Net sales to external customers	$336,708	$278,948	21%	$931,977	$769,696	21%
Segment profit	$72,638	$65,493	11%	$215,581	$163,012	32%

Total net sales increased 21% and 22% for the three and nine months ended September 30, 2021, respectively, compared with the corresponding period in 2020. Net sales to external customers increased 21% for both the three and nine months ended September 30, 2021, respectively, compared with the corresponding period in 2020. Net sales to external customers for the three months ended September 30, 2021 includes very strong growth in most laboratory products and core industrial. The increases are partially offset by a significant decline in food retailing that was negatively impacted by the timing of customer project activity and manufacturing component shortages. Net sales during the nine months ended September 30, 2021 also included particularly strong results in pipettes. Net sales to external customers in our U.S. Operations also benefited approximately 4% and 3% from the PendoTECH acquisition for the three and nine months ended September 30, 2021, respectively.
Segment profit increased $7.1 million and $52.6 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. Segment profit during the three and nine months ended September 30, 2021 includes higher sales volume and benefits from our margin expansion initiatives, offset in part by higher transportation and material costs and temporary cost savings in the prior year.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	%1)	2021	2020	%1)
Total net sales	$250,261	$206,183	21%	$716,024	$562,364	27%
Net sales to external customers	$41,850	$38,848	8%	$121,967	$99,693	22%
Segment profit	$78,454	$61,902	27%	$212,849	$164,060	30%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 21% in both U.S. dollars and in local currency for the three months ended September 30, 2021, and increased 27% in U.S. dollars and 23% in local currency for the nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. Net sales to external customers increased 8% in both U.S. dollars and in local currency for the three months ended September 30, 2021 and increased 22% in U.S. dollars and 19% in local currency for the nine months ended September 30, 2021, compared to the corresponding periods in 2020. The increase in local currency net sales to external customers for the three months ended September 30, 2021 includes strong growth in product inspection and laboratory products. Net sales during the nine months ended September 30, 2021 included strong results in most product categories.

Segment profit increased $16.6 million and $48.8 million the three and nine months ended September 30, 2021, compared to the corresponding periods in 2020. Segment profit during the three and nine months ended September 30, 2021 includes higher sales volume, benefits of our productivity initiatives and favorable foreign currency translation, offset in part by higher transportation and material costs and temporary cost savings in the prior year.
Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	%1)	2021	2020	%1)
Total net sales	$250,891	$219,760	14%	$753,090	$603,549	25%
Net sales to external customers	$198,632	$177,630	12%	$592,704	$480,006	23%
Segment profit	$40,288	$36,954	9%	$116,630	$91,406	28%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 14% in U.S. dollars and 12% in local currencies for the three months ended September 30, 2021 and increased 25% in U.S. dollars and 16% in local currencies for the nine months ended September 30, 2021, compared to the corresponding periods in 2020. Net sales to external customers increased 12% in U.S. dollars and 10% in local currencies for the three months ended September 30, 2021, and increased 23% in U.S. dollars and 15% in local currencies for the nine months ended September 30, 2021, compared to the corresponding periods in 2020. Net sales to external customers for the three and nine months ended September 30, 2021 includes very strong growth in most product categories. Net sales to external customers for the three months ended September 30, 2021 is partially offset with a decline in food retailing.
Segment profit increased $3.3 million and $25.2 million for the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods in 2020. Segment profit increased during the three and nine months ended September 30, 2021 primarily due to higher sales volume and benefits of our margin expansion initiatives, offset in part by higher transportation and material costs and temporary cost savings in the prior year. Segment profit for the nine months ended September 30, 2021 also includes favorable currency translation.
Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	%1)	2021	2020	%1)
Total net sales	$289,461	$219,545	32%	$792,663	$555,532	43%
Net sales to external customers	$210,460	$165,231	27%	$572,055	$406,738	41%
Segment profit	$108,636	$81,055	34%	$275,323	$190,560	44%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 32% in U.S. dollars and 23% in local currency for the three months ended September 30, 2021 and increased 43% in U.S. dollars and 32% in local currency for the nine months ended September 30, 2021, compared to the corresponding periods in 2020. Net sales to external customers increased 27% in U.S. dollars and 19% in local currency by origin for the three months ended September 30, 2021 and increased 41% in U.S. dollars and 31% in local currency during the nine months ended September 30, 2021, compared to the corresponding periods in 2020. Net sales to external customers during the three months ended September 30, 2021 includes especially strong growth in laboratory products and good growth in our industrial business, offset in part by a decline in food retailing. The increase in local currency net sales to external customers during the nine months ended September 30, 2021 reflects particularly strong growth in both laboratory and industrial products. However, market conditions may change quickly and we will face difficult prior period comparisons during the remainder of 2021.

Segment profit increased $27.6 million and $84.8 million for the three and nine month periods ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increase in segment profit for the three and nine months ended September 30, 2021 primarily reflects increased sales volume and favorable foreign currency translation, offset in part by higher transportation and material costs and temporary cost savings in the prior year.
Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	%1)	2021	2020	%1)
Total net sales	$165,135	$148,209	11%	$465,195	$394,340	18%
Net sales to external customers	$164,300	$146,700	12%	$461,988	$391,059	18%
Segment profit	$24,381	$23,554	4%	$65,967	$47,702	38%
1)Represents U.S. dollar growth for net sales and segment profit.

Net sales to external customers increased 12% in U.S. dollars and 11% in local currencies for the three months ended September 30, 2021 and increased 18% in U.S. dollars and 14% in local currencies for the nine months ended September 30, 2021, compared to the corresponding periods in 2020. The increase in net sales to external customers includes strong growth in most product categories.
Segment profit increased $0.8 million and $18.3 million for the three and nine months ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The increase in segment profit for the nine months ended September 30, 2021 is primarily related to increased sales volume and favorable foreign currency translation.
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
Cash provided by operating activities totaled $667.7 million during the nine months ended September 30, 2021, compared to $473.8 million in the corresponding period in 2020. The increase for the nine months ended September 30, 2021 is primarily due to higher net earnings.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $69.8 million for the nine months ended September 30, 2021 compared to $57.4 million in the corresponding period in 2020.
In September 2021, the Company entered into an agreement with the US Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. The Company will receive grant funding of $35.8 million over the next two years, which will offset future capital expenditures.

    Senior Notes and Credit Facility Agreement
Our debt consisted of the following at September 30, 2021:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	146,056	146,056
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	157,740	157,740
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	146,056	146,056
Debt issuance costs, net	(1,519)	(1,600)	(3,119)
Total Senior Notes	598,481	448,252	1,046,733
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	412,473	177,092	589,565
Other local arrangements	3,494	53,315	56,809
Total debt	1,014,448	678,659	1,693,107
Less: current portion	(351)	(53,173)	(53,524)
Total long-term debt	$1,014,097	$625,486	$1,639,583
On June 25, 2021, we entered into a $1.25 billion Credit Agreement ("the Credit Agreement"), which amended our $1.1 billion Amended and Restated Credit Agreement (the "Prior Credit Agreement"), that is further described in Note 8 of our consolidated financial statements.
In May 2021, we entered into an agreement to issue and sell $125 million twelve-year Senior Notes with a fixed interest rate of 2.83%. The Senior Notes were issued in July 2021 and will mature July 2033. The terms of the Senior Notes are consistent with the previous Senior Notes as described above. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
As of September 30, 2021, approximately $654.2 million of additional borrowings was available under our Credit Agreement, and we maintained $183.7 million of cash and cash equivalents. During the nine months ended September 30, 2021, the Company increased its long-term debt primarily due to the funding of the PendoTECH acquisition as described in Note 4. Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers related to ratings from rating agencies that would accelerate the maturity dates of our debt.
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
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In March 2021, we acquired all the membership interests of Mayfair Technology, LLC, ("PendoTECH") a manufacturer and distributor of single-use sensors, transmitters, control systems and software for measuring, monitoring and data collection primarily in bioprocess applications. PendoTECH serves bio-pharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and we may be required to pay additional consideration of up to $20.0 million and other post-closing amounts. In October 2021, the Company acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modelling serving the biopharma and chemical markets. The initial cash payment was $22.2 million and the Company may be required to pay additional amounts up to EUR 3.0 million. For additional information related to these acquisitions, refer to Note 4 to the interim consolidated financial statements.
Share Repurchase Program
In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to be added to our share repurchase program, which has $2.3 billion of remaining availability as of September 30, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and existing cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 30.0 million shares since the inception of the program through September 30, 2021. During the nine months ended September 30, 2021 and 2020, we spent $727.5 million and $400.0 million on the repurchase of 557,310 and 475,530 shares at an average price per share of $1,305.35 and $841.14, respectively. We also reissued 71,124 shares and 144,776 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2021 and 2020, respectively.
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
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.6 million to $2.8 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar and the Swiss franc. Based on our outstanding debt at September 30, 2021, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $35.8 million in the reported U.S. dollar value of our debt.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and nine months ended September 30, 2021 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
July 1 to July 31, 2021	46,649	$1,438.80	46,649	$2,516,308
August 1 to August 31, 2021	64,519	$1,525.25	64,519	$2,417,900
September 1 to September 30, 2021	55,604	$1,564.10	55,604	$2,330,928
Total	166,772	$1,514.02	166,772	$2,330,928
In November 2020, the Company's Board of Directors authorized an additional $2.5 billion to the share repurchase program, which has $2.3 billion of remaining availability as of September 30, 2021. We have purchased 30.0 million shares since the inception of the program through September 30, 2021.
During the nine months ended September 30, 2021 and 2020, we spent $727.5 million and $400.0 million on the repurchase of 557,310 and 475,530 shares at an average price per share of $1,305.35 and $841.14, respectively. We also reissued 71,124 shares and 144,776 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2021 and 2020, respectively.

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

Mettler-Toledo International Inc.
Date:	November 5, 2021	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer