Form 10-K
period 2021-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2022-02-11
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer. ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
As of January 27, 2022 there were 22,805,615 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2021 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021) was approximately $32.0 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2022	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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
Our business is geographically diversified, with net sales in 2021 derived 29% from Europe, 38% from North and South America, and 33% from Asia and other countries. Our customer base is also diversified by industry and by individual end-customer.
Mettler-Toledo International Inc. was incorporated as a Delaware corporation in 1991 and became a publicly traded company with its initial public offering in 1997.
Business Segments
We have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. See Note 18 to the consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Results of Operations by Reportable Segment” for detailed results by segment and geographic region.
We manufacture a wide variety of precision instruments and provide value-added services to our customers. Our principal products and services are described below. We also describe our customers and distribution, sales and service, research and development, manufacturing, and certain other matters. These descriptions apply to substantially all of our products and related reportable segments.
Laboratory Instruments
We make a wide variety of precision laboratory instruments for sample preparation, synthesis, analytical bench top, material characterization, and in-line measurement. Our portfolio includes laboratory balances, liquid pipetting solutions, automated laboratory reactors including real-time analytics, titrators, pH meters, process analytics sensors and analyzer technology, physical value analyzers including density and refractometry instruments, thermal analysis systems, and other analytical instruments such as UV/VIS spectrophotometers and moisture analyzers. Our laboratory instruments have leading-edge embedded software and we also offer LabX, our laboratory software platform to manage and analyze data generated from our instruments. The laboratory instruments and related service business accounted for approximately 56% of our net sales in 2021, 54% in 2020, and 52% in 2019.
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

Pipettes
Pipettes are used in life science research laboratories for dispensing small volumes of liquids. We develop, manufacture, and distribute advanced pipettes, including single- and multi-channel manual and electronic pipettes. We also develop and produce high-value consumables such as pipette tips and tubes. We maintain service centers in key markets where customers periodically send their pipettes for certified recalibrations. These service centers, combined with our advanced asset management solutions, provide our customers with innovative solutions to maintain their instruments and meet regulatory compliance. Our principal end-markets are pharmaceutical, biotech, and academia.
Analytical Instruments
Titrators measure the chemical composition of samples and are used in environmental and research laboratories as well as in quality control labs in the pharmaceutical, testing lab, food and beverage, and other industries. Our high-end titrators are multi-tasking models, which can perform two determinations simultaneously on multiple vessels. Our offering includes robotics to automate routine work in quality control applications.
Thermal analysis systems measure material properties as a function of temperature, such as weight, dimension, energy flow, and viscoelastic properties. Thermal analysis systems are used in nearly every industry, but primarily in the plastics and polymer industries and academia and increasingly in the pharmaceutical industry.
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
Automated Chemistry Solutions
Our automated chemistry solutions focus on select applications in the chemical and drug discovery process. Our automated lab reactors and in situ analysis systems are considered integral to the process development and scale-up activities of our customers. Our on-line measurement technologies, based on infrared and laser light scattering, enable customers to monitor chemical reactions and crystallization processes in real time in the lab and plant. In situ samples allow overnight sampling and testing. Additionally, we provide industry-leading software solutions that enable our customers to manage, optimize, and improve experiments as well as production scale-up. We believe that our portfolio of integrated technologies can bring significant efficiencies to the development process, enabling our customers to bring new drugs and chemicals to market faster.
Process Analytics
Our process analytics business provides instruments for the in-line measurement of liquid and gas parameters used primarily in the production process of pharmaceutical, biotech, beverage, micro-electronics, chemical, and refining companies, as well as power plants. More than half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meet the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards like the USP (U.S. Pharmacopoeia) regulations for ultrapure water quality. We are a leading solution provider for liquid analytical measurement to control and optimize production processes. Our solutions include sensor and analyzer technology for measuring pH, dissolved oxygen, carbon dioxide, conductivity, turbidity, ozone, total organic carbons, pressure, bioburden, sodium, and silica, as well as laser analyzers for gas measurement. Intelligent sensor diagnostics capabilities enable improved asset management solutions for our customers to reduce process downtime and maintenance costs. Our instruments offer leading multi-parameter capabilities and plant-wide control system integration, which are key for integrated measurement of multiple parameters to secure production quality and efficiency. With a worldwide network of specialists, we support customers in critical process applications, compliance, and systems integration questions.
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection, x-ray, checkweighing, and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments and related service business accounted for approximately 39% of our net sales in 2021, 40% in 2020, and 41% in 2019.
Industrial Weighing Instruments
We offer a comprehensive line of industrial scales and weighing devices, such as bench scales, floor scales, and weigh modules, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in chemical production to quality completeness control in discrete manufacturing to weighing packages at the end of the line. Our products are used in a wide range of industrial applications, such as counting, formulating and mixing ingredients, and quality control.
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
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 5% of our net sales in 2021, 6% in 2020, and 7% in 2019.
Customers and Distribution
Our principal customers include companies in the following key end-markets: the life science industry (pharmaceutical and biotech companies, as well as independent research organizations and testing labs); food and beverage manufacturers; chemical, specialty chemicals, and cosmetics companies; the academic community; food retailers; the transportation and logistics industry; the metals industry; and the electronics industry.

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
We have a diversified customer base, with no single end-customer accounting for more than 1% of 2021 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2021, our sales and service group consisted of approximately 8,600 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in approximately 40 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expanding our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers’ locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on demand services, and replacement parts) accounted for approximately 20% of our net sales in 2021 and approximately 22% in both 2020 and 2019.
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
Our research, product development, and manufacturing efforts are organized into a number of producing organizations. Our focused producing organizations help reduce product development time and costs, improve customer focus, and maintain technological leadership. The producing organizations work together to share ideas and best practices, and there is a close interface and coordinated customer interaction among marketing organizations and producing organizations. We also have regional logistics hubs to satisfy customer delivery requirements while optimizing our logistics processes.
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $454 million in research and development ($170 million in 2021, $140 million in 2020, and $144 million in 2019), which is approximately 5% of net sales for each year. Our research and development efforts fall into three categories:
•technology advancements, which generate new products or features and increase the value of our products. These advancements may be in the form of enhanced or new functionality, new applications for our technologies, more accurate or reliable measurement, additional software capability, or automation through robotics or other means.
•applications development to complement our products and provide complete solutions to our customers.
•cost reductions, which reduce the manufacturing cost of our products through better overall design and/or improve the ease of serviceability.
We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing, and product engineering. We have approximately 1,500 employees in research and development and product engineering in countries around the globe.
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

Backlog; Seasonality
Our manufacturing turnaround time is generally short, which permits us to manufacture orders to fill for most of our products. Backlog is generally a function of requested customer delivery dates and is typically not longer than one to two months.
Our business has historically experienced a slight amount of seasonal variation, particularly the high-end laboratory instruments business. Traditionally, sales in the first quarter are slightly lower than, and sales in the fourth quarter are slightly higher than, sales in the second and third quarters. Fourth quarter sales have historically generated approximately 28% to 30% of our net sales. This trend has a somewhat greater effect on earnings before taxes than on net sales because fixed costs are generally incurred evenly across all quarters.
Employees
Our total global workforce was 17,800, consisting of 15,600 employees and 2,200 temporary personnel, as of December 31, 2021, and includes approximately 6,200 in Europe, 5,500 in North and South America, and 6,100 in Asia and other countries.
We are proud of our corporate culture and our talented employees. We endeavor to continue to provide an attractive work environment and keep our employees fully engaged. We know that our future success depends on attracting, developing, and retaining the best employees. We promote equal opportunity and inclusiveness worldwide and value diversity in our global workforce, which reflects the diversity in the many communities in which we operate internationally. We employ people of more than 100 nationalities.
We promote diversity and we encourage all employees, inclusive of all our demographics, to take on more responsibilities and management positions. As of December 31, 2021, approximately 36% of our global employee headcount was female, with approximately 28% holding management positions. We place great emphasis on performance management, training, and developing our employees across all levels and regions. During 2021, approximately 13,900 employees completed one or more training courses. Lastly, we have local safety programs in place in all relevant units, and select locations have implemented a certified work safety management system. Severe workplace accidents are rare and we have had no fatalities from occupational incidents in the past five years.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Approximately 7,600 employees are represented by collective bargaining or another arrangement organized to represent employee interests.
Sustainability
Sustainability touches all aspects of our business, from designing, sourcing, and producing our products, to selling and delivering them to our customers, to handling them at the end of their lifecycle. A sustainable mindset helps guide us to make the right decisions for our customers, employees, suppliers, shareholders, and the communities in which we operate our business. We want to manage our business sustainably to position the Company for long-term growth. More than 10 years ago, we launched our GreenMT program to pursue environmental, social, and governance priorities where we can have a significant impact. We do this in five key areas: (1) keeping our operations sustainable over the long term by ensuring we use resources efficiently, (2) helping our customers to be sustainable in their businesses by offering sustainable products and services, (3) promoting responsible practices within our supply chain, (4) ensuring an engaged workforce through fair, attractive, safe, and development-minded workplaces, and (5) following corporate governance best practices.
We have set a number of goals relating to our GreenMT sustainability program, including reducing our carbon footprint and other environmental, social, and governance goals. As of 2020, we achieved carbon neutrality with respect to Scope 1 and Scope 2 CO2 emissions, and source 100% renewable electricity. We also broadened our goals relating to waste, including reducing our waste intensity by 20% and achieving zero waste to landfill, in each case by 2025. We are also committed to greenhouse gas emission reduction targets in line with what the latest climate science deems necessary to meet the goals of the 2015 Paris Agreement on climate change. Our commitment includes near-term, long-term, and net-zero targets consistent with the latest criteria issued by the Science Based Target initiative (SBTi). We are working toward validating our targets with SBTi and intend to share additional details on the specific targets as we progress through the validation process. We report annually on our progress related to sustainability topics in our Corporate Responsibility Report, available on www.mt.com/sustainability.
Blue Ocean Program
Blue Ocean refers to our program to establish a global operating model with standardized, automated, and integrated processes and high levels of global data transparency. It encompasses an enterprise architecture, with a global, single-instance ERP system. Within our IT systems, we continue to move toward integrated, homogeneous applications and common data structures. We are also largely standardizing our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period. We have implemented the Blue Ocean program in our U.S., China, Switzerland, Germany, U.K., Benelux, Spain, Japan, and Southeast Asia operations. We estimate that we have approximately 85% of our users on the program, and we will continue to implement additional locations and functionality over the coming years.
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
We expect our competitors to continue to improve the design and performance of their products and to introduce new products with competitive prices. Although we believe that we have technological and other competitive advantages over many of our competitors, we may not be able to realize and maintain these advantages. These advantages include our worldwide market leadership positions; our global brand and reputation; our track record of technological innovation; our comprehensive, high-quality solution offering; our global sales and service offering; our large installed base of instruments; and the diversification of our revenue base by geographic region, product range, application, and customer. To remain competitive, we must continue to invest in research and development, sales and marketing, customer service and support, and operational excellence throughout our supply chain. We cannot be sure that we will have sufficient resources to continue to make these investments or that we will be successful in identifying, developing, and maintaining any competitive advantages.
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
Email: mary.finnegan@mt.com

Item 1A.Risk Factors
Factors Affecting Our Future Operating Results
Operational Risks
The COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, various aspects of our business, such as our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and has adversely affected the global economy, which in turn can adversely affect our global business, results of operations, and financial condition.
Our global operations expose us to risks associated with public health crises that could have an adverse effect on our business results and financial condition.
For instance, since late 2019, the coronavirus pandemic (COVID-19) has spread globally in all countries where we conduct business. The COVID-19 pandemic is evolving and has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders and lockdowns, travel restrictions, vaccination and testing requirements, and other public health safety measures. These restrictions continue to change as COVID-19 evolves, variants are discovered, and vaccinations are distributed in each country and region.
The COVID-19 pandemic has resulted and may continue to result in significant disruptions to the global economy, as well as to businesses and capital markets around the world. COVID-19 has interfered and may continue to interfere with general commercial activity related to our supply chain and customer base. In addition, COVID-19 may negatively affect our customers’ businesses, which may result in delayed or reduced purchases from us. Some customers may also have difficulty meeting their payment obligations to us, resulting in late payments or an inability of some customers to make payments at all.
As the COVID-19 pandemic continues, we may experience volatility in our results, including reduced global sales volume from lower customer demand. Our operations could be negatively affected if our employees are subject to governmental COVID-19 curfews, stay-at-home orders, lockdowns, or facility closures, or if they are quarantined or become ill as a result of exposure to COVID-19.
Future impacts to the Company's business as a result of COVID-19 and its variants could also include disruptions to the Company's manufacturing operations caused by lockdowns, facility closures, reductions in operating hours, staggered shifts and other social distancing efforts, and labor shortages. The emergence of the Omicron variant of COVID-19 in late 2021 has presented particular challenges to the global economy given its high level of transmissibility, which can cause many people to be affected at the same time or over a short period of time, leading to potential disruptions to our business and supply chain. Our supply chain is currently facing wide-ranging global challenges, although we have been able to meet delivery requirements of our customers with some interruption. We continue to closely monitor risks associated with our supply chain, including the availability of certain components, material shortages, supplier delays, potential transportation delays, and higher transportation and material costs.
Global inflation also significantly increased during 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, logistics, and labor markets. These inflationary conditions could have a negative impact on our operating results in future years. Disruptions in labor markets, including a new competitive landscape created by remote work capabilities, could also lead to higher attrition, increased compensation levels, and longer recruiting cycles.
Uncertainties and challenges related to COVID-19, including new variants (such as Omicron), lockdowns, and logistical and inflationary challenges, and the resulting impact to the economy continue in all regions of the world, and market conditions may change quickly. While it is difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations, and financial condition could be material.
We sell primarily to companies in developed countries. An economic downturn in these countries could hurt our operating results.
Most of our business is derived from companies in developed countries. Economic uncertainty in many parts of the world, including regional effects of the COVID-19 pandemic, international trade disputes, and sovereign debt levels in the European Union and the United States, are situations that we monitor closely. If developed countries were to experience slow growth or recession, we could see the following effects:
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
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations accounted for 21% of sales to external customers, approximately 36% of our global production, and 35% of total segment profit during 2021. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us, including the following:
•local tariffs and trade barriers;
•additions or revisions to a country's legal and regulatory requirements;
•difficulties in staffing and managing local operations and/or mandatory salary increases;
•credit risks arising from financial difficulties facing local customers and distributors;
•difficulties in protecting intellectual property;
•nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $59.0 million of cash at December 31, 2021 in our Chinese subsidiaries;
•restrictions on investments and/or limitations regarding foreign ownership;
•adverse tax consequences, including tax disputes and imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;
•the adoption of new or expansion of current travel restrictions or the intensification of trade wars;
•domestic purchasing requirements that could favor local competition;

•other uncertain local economic, political, and social conditions, including inflation, hyper-inflation, and other decreases in purchasing power, or periods of low or no productivity growth; and
•credit tightening or reduction in credit availability for local customers.
We must also comply with regulations regarding the conversion and repatriation of funds earned in local currencies. For example, we need government approval to convert earnings from our operations in China into other currencies and to repatriate these funds. If we cannot comply with these or other applicable regulations or these regulations are amended to make it more difficult to repatriate the funds, we may face increased difficulties in using cash generated in China.

We are required to comply with various import, export control, and economic sanctions laws, which may affect our transactions with certain customers, business partners, and other persons, including in certain cases dealings with or between our employees and subsidiaries. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies, and in other circumstances, we may be required to obtain an export license before exporting a controlled item. While we continue to do business in Russia, we follow all relevant laws and regulations. Sanctions imposed on business in Russia may affect the economy and our business in Russia. In addition, failure to comply with any of these regulations could result in civil and criminal actions, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation.
Growth in emerging markets, especially China, can be volatile and change quickly.
Our business and financial performance may be adversely affected by a cybersecurity attack.
We rely on our technology infrastructure to interact with suppliers, sell our products and services, fulfill orders, support our customers, and bill, collect, and make payments. Our internally developed system and processes, as well as those provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity incidents, such as terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches. If there is a cybersecurity incident, we may suffer interruptions in service, loss of assets or data, or reduced functionality. Many of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality a cybersecurity incident could cause. Security breaches of our systems which allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, customers, or suppliers could result in our suffering significant financial and reputational damage.
Customers may use our products and/or software to generate or manage critical information. Though we take steps to ensure our products and/or software are secure, it is possible that a cyber attack could result in the loss or compromise of critical information. If a customer alleges that a cyber attack causes or contributes to a loss or compromise of critical information, whether or not caused by us, we could face harm to our reputation and financial condition.
While we attempt to mitigate cybersecurity risks by employing a number of proactive measures, including mandatory quarterly ongoing employee training and awareness, technical security controls, enhanced data protection, and maintenance of backup and protective systems, our systems remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on our business. We believe our mitigation measures reduce, but cannot eliminate, the risk of a cybersecurity incident. Despite any precautions we may take, a cybersecurity incident could harm our reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events. Our cyber liability insurance may not be sufficient to compensate us for losses that may result from interruptions in our services or asset or data loss as a result of cybersecurity incidents.

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
Customers may use our products and/or software to generate or manage confidential information. Though we take steps to ensure our products and/or software are secure, it is possible customers could lose confidential information stored on our products. If a customer alleges system failures in our products and/or software cause or contribute to a loss, whether or not caused by us, we could face harm to our reputation and our financial condition and legal liability.
We have also been implementing our Blue Ocean program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over a multi-year period. We have implemented the program in our U.S., Chinese, Swiss, German, U.K., Benelux, Spain, Japan, and Southeast Asia operations. We estimate that we have approximately 85% of our users on the program and will continue to implement additional locations and functionality over the coming years. If our implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the program has increased our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
Our ability to manufacture and deliver products and services may be disrupted.
We have key manufacturing facilities located in China, Europe, and the United States. Many of our products are developed and manufactured at single locations, with limited alternate facilities. In addition, a large portion of our products and spare parts are distributed through regional logistics centers, in which certain logistics activities are outsourced to third parties. If we experience any significant disruption in these facilities for any reason, such as the COVID-19 pandemic described on page 14, global supply chain and production issues, strikes or other labor unrest, power interruptions, cybersecurity attacks, fire, earthquakes, hurricanes, floods, rising water levels, other weather events or natural disasters (including the potential impacts of climate change), or other events beyond our control, we may be unable to satisfy customer demand for our products or services resulting in lost sales. It may be expensive to resolve these issues, even though some of these risks are covered by insurance policies. More importantly, customers may switch to competitors and may not return to us even if we resolve the interruption.
Our business would suffer if we were unable to obtain supplies of material.
We purchase most of our raw materials, components, and supplies from multiple suppliers. Some items are purchased from a limited or single source of supply, and disruption of these sources whether as a result of issues with our suppliers' operation or the timely availability of shipments from freight carriers could affect our ability to manufacture products. The COVID-19 pandemic has caused numerous disruptions to supply chains, often resulting in delivery delays, inflated costs, and increases in shipping rates. Even where multiple sources of materials and components are available, the quality of the alternative materials, regulatory and contractual requirements to qualify materials for use in manufacturing, and the time required to establish new relationships with reliable suppliers could result in manufacturing delays and possible loss of sales. If we are unable to obtain materials or components for an extended time, this could damage our customer relationships and harm our financial condition or results of operations.
Our product development efforts may not produce commercially viable products in a timely manner.
If we do not introduce new products and enhancements, our products could become technologically obsolete over time, which would harm our operating results. To remain competitive, we must continue to make significant investments in research and development, sales and marketing, customer service and support, and operational excellence throughout our supply chain. We cannot be sure that we will have sufficient resources to continue to make these investments. In developing new products, we may be required to make substantial investments before we can determine their commercial viability. As a result, we may not be successful in developing new products and we may never realize the benefits of our research and development activities.
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
Our earnings are affected by changing exchange rates. We are particularly sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.9 million to $2.1 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.9 million to $3.1 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2021, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $34.3 million in the reported U.S. dollar value of our debt.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2021, our consolidated balance sheet included goodwill of $648.6 million and other intangible assets of $307.5 million.
Our business acquisitions typically result in goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment expense. We make estimates and assumptions in valuing such intangible assets that affect our consolidated financial statements.

In accordance with U.S. GAAP, our goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation may be based on valuation models that estimate fair value. In preparing the valuation models, we consider a number of factors, including operating results, business plans, economic conditions, future cash flows, and transaction and market data. There are inherent uncertainties related to these factors and our judgment in applying them to the impairment analyses. The significant estimates and assumptions within our fair value models include sales growth, controllable cost growth, perpetual growth, effective tax rates, and discount rates. Our assessments to date have indicated that there has been no impairment of these assets.
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
These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this type of financial crisis on financial institutions in Europe and globally could have an adverse effect on the global capital markets and, more specifically, on the ability of our Company, our customers, suppliers, and lenders to finance their respective businesses and to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials, and on the demand for our products. For information on the impact of the United Kingdom's withdrawal from the European Union, see "Risk Factors — The United Kingdom's withdrawal from the European Union could adversely impact our results of operations."
Legal, Tax, Regulatory, and Other Risks
Unanticipated changes in our tax rates or additional income tax liabilities could impact our profitability.
We are subject to income taxes in the United States and various other jurisdictions, and our domestic and international tax liabilities are subject to allocation of expenses among different jurisdictions. Our effective tax rates and tax obligations could be adversely affected by changes in tax laws or rates (including the potential implementation of various U.S. tax proposals), changes in the mix of earnings by jurisdiction, changes in the valuation of deferred tax assets and liabilities, and material adjustments from tax audits.

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
The Organization for Economic Co-Operation and Development (OECD) has recently proposed changes to the current transfer pricing arm’s length standard for allocating profit as well as a 15% minimum tax by jurisdiction. While the provision to alter the way profit is allocated by jurisdiction is not expected to impact the Company, the 15% minimum tax by jurisdiction may adversely impact the Company's global tax provision. Additionally, the U.S. has proposed certain changes in the way U.S. multinational companies are taxed, which may also result in higher tax obligations.
Any changes in corporate income tax rates or regulations, on repatriation of dividends, earnings, share repurchases, or capital, or on transfer pricing, as well as changes in the interpretation of existing tax laws and regulations in the jurisdictions in which we operate, could adversely affect our cash flow and increase our overall tax burden, which would negatively affect our profitability. Potential OECD changes impacting consumer businesses could also have an unfavorable effect on some of our key customer segments such as pharmaceutical and food and beverage, which could result in a decline or delay in capital spending by our customers and a resulting decline in our revenues and profitability.
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
Political policy in the United States, China, the U.K., and certain European countries may impact global trade and domestic purchasing or create uncertainty. The United States government has adopted a new approach to trade policy and in certain cases has sought to renegotiate, or possibly terminate, certain existing trade agreements. The United States government has also initiated tariffs on certain foreign goods, particularly those produced in China. As a result, certain foreign governments, including the Chinese government, have imposed retaliatory tariffs on goods that their countries import from the United States. Certain governments also have implemented domestic purchasing requirements that could favor local competition and result in reduced sales.

These various trade policy and regulatory actions described above may restrict our access to lower-cost countries in certain circumstances or otherwise create uncertainty, negatively impact global markets, and make it more difficult or costly for us to import our products into certain countries. The adoption and expansion of trade restrictions or other governmental action related to tariffs or trade agreements or policies could also lead to an economic downturn and/or could create unfavorable fluctuations in currency exchange rates (see above description "Currency fluctuations affect our operating profits."). In times of uncertainty, some customers delay investments or defer normal replacement cycles, which could have an adverse impact on our sales. The adoption and expansion of trade restrictions or other governmental action related to tariffs or trade agreements or policies have the potential to adversely impact our business and financial performance.
The United Kingdom’s withdrawal from the European Union could adversely impact our results of operations.
On January 31, 2020, the U.K. formally left the E.U. (commonly referred to as Brexit). After a transition period, on December 24, 2020, the U.K. and E.U. agreed to a trade deal (the Trade and Cooperation Agreement), which was ratified by the U.K. on December 30, 2020. This Trade and Cooperation Agreement came into effect on May 1, 2021 after it was ratified by both the European Parliament and Council of the European Union. The Trade and Cooperation Agreement allows the U.K. and E.U. to continue trading without tariffs or quotas; however, the movement of goods between the U.K. and the remaining member states of the E.U. may be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure.
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
We are subject to various environmental laws and regulations and incur expenditures in complying with environmental laws and regulations. We have corporate programs in place to manage compliance and stakeholder expectations related to environmental matters, but increasing public interest in climate change topics may result in the enactment of additional governmental laws and regulations related to this subject area. We are currently involved in, or have potential liability with respect to, the remediation of past contamination in various facilities. In addition, some of our facilities are or have been in operation for many decades and may have used substances or generated and disposed of wastes that are hazardous or may be considered hazardous in the future. These sites and disposal sites owned by others to which we sent waste may in the future be identified as contaminated and require remediation. Accordingly, it is possible that we could become subject to additional environmental liabilities in the future that may harm our results of operations or financial condition.
We may be adversely affected by regulations and market expectations related to sourcing and our supply chain, including conflict minerals.
The SEC has adopted disclosures and reporting requirements for companies whose products contain certain minerals and their derivatives, namely tin, tantalum, tungsten, or gold, known as conflict minerals. Companies must report annually whether or not such minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries. These requirements could adversely affect the sourcing, availability, and pricing of materials used in the manufacturing of our products. In addition, we have incurred additional costs to comply with the disclosure requirements, including cost related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, due diligence procedures we have implemented to understand the origins of the minerals we use in our operations may not enable us to ascertain with sufficient certainty the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. We may also face difficulties in satisfying customers and other stakeholders who may require that our products be certified as DRC conflict free, which could harm our relationships with these customers and/or lead to a loss of revenue. These requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at prices similar to the past, which could increase our costs and adversely affect our manufacturing operations and our profitability.
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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2021, we had total indebtedness of approximately $1.6 billion, net of cash of $98.6 million. Our debt instruments allow us to incur substantial additional indebtedness.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $1.25 billion. Our credit facility is provided by a group of 14 financial institutions, which individually have between 4% and 11% of the total funding commitment. At December 31, 2021, we had borrowings of $601.0 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $1.25 billion amount available.
We are subject to risks associated with the discontinuation of LIBOR.
The U.K. Financial Conduct Authority announced in 2017 that it intended to phase out the London Interbank Offered Rate (LIBOR) by the end of 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the Office of the Comptroller of the Currency, the Federal Deposit Insurance

Corporation, and the Board of Governors of the Federal Reserve jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the Financial Conduct Authority announced that all LIBOR benchmarks will either no longer be provided by any administrator or no longer be representative after December 31, 2021 in the case of one-week and two-month U.S. dollar LIBOR, and after June 30, 2023 in the case of the remaining U.S. dollar LIBOR benchmarks. As mentioned in Note 2 to the consolidated financial statements, our current interest rate swap, cross currency swap, and credit agreements include fallback protocols when LIBOR is discontinued. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and could result in higher borrowing costs. In addition, if changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our credit facility and swap arrangements, and we cannot predict what alternative rate or benchmark would be negotiated. This may also result in an increase in our interest expense.
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
•the estimated costs of transportation and logistics;
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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nänikon, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, United Kingdom	Owned	Western European Operations
Salford, United Kingdom	Leased	Western European Operations
Viroflay, France	Owned	Western European Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Billerica, Massachusetts	Owned	U.S. Operations
Tampa, Florida	Owned	U.S. Operations
Tijuana, Mexico	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Princeton, New Jersey	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Building Owned;	Chinese Operations
Land Leased
Mumbai, India (four facilities)	Building, Land Owned (1); Leased (3)	Other Operations

Item 3.Legal Proceedings
We are not currently involved in any legal proceeding that we believe could have a material adverse effect upon our financial condition, results of operations, or cash flows. See the disclosure in Item 1 above under “Environmental Matters,” as well as Note 17 to the consolidated financial statements.
Executive Officers of the Registrant
See Part III, Item 10 of this annual report for information about our executive officers.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the New York Stock Exchange under the symbol “MTD.”
Holders
At January 27, 2022, there were 39 holders of record of common stock and 22,805,615 shares of common stock outstanding. We estimate we have approximately 173,699 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2016 through December 31, 2021 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.

$500
$400
$300
$200
$100
$0
Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
12-31-16
12-31-17
12-31-18
12-31-19
12-31-20
12-31-21

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the S&P 500 Index, and SIC Code 3826 Index — Laboratory Analytical Instruments(a)

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Mettler-Toledo	$100	$148	$135	$190	$272	$405
S&P 500 Index	$100	$122	$116	$153	$181	$233
SIC Code 3826 Index	$100	$137	$153	$209	$290	$405
(a) The Performance Graph will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference. In addition, the Performance Graph will not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C, other than as provided in Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Securities Exchange Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2021	61,099	$1,411.56	61,099	$2,244,682
November 1 to November 30, 2021	63,067	1,511.97	63,067	2,149,325
December 1 to December 31, 2021	58,010	1,566.90	58,010	2,058,428
Total	182,176	$1,495.79	182,176	$2,058,428
In November 2020, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program, which had $2.1 billion of remaining availability as of December 31, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 30.2 million common shares since the inception of the program in 2004 through December 31, 2021, at a total cost of $6.9 billion. During the years ended December 31, 2021 and 2020, we spent $1.0 billion and $775.0 million on the repurchase of 739,486 shares and 815,652 shares at an average price per share of $1,352.27 and $950.14, respectively. We reissued 110,748 shares and 162,176 shares held in treasury for the exercise of stock options and restricted stock units during 2021 and 2020, respectively.
Item 6.Reserved

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
Net sales in U.S. dollars increased 21% in 2021 and 3% in 2020. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 18% in 2021 and 2% in 2020. In 2021, we experienced broad-based growth with robust customer demand in most businesses and regions as global economies recovered from COVID-19. We also benefited from excellent execution of our sales and marketing programs and effectively navigated supply chain challenges to meet heightened customer demand. Growth in China was particularly strong. We continue to benefit from our strong global leadership positions, diversified customer base, innovative product offering, investment in emerging markets, significant installed base, and the impact of our sophisticated global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance and redirecting resources to our most promising growth opportunities, increasing digitalization tools, and continuing to optimize our lead generation and lead nurturing processes.
During the past two years, we accelerated our ability to use advanced analytics to identify and pursue growth opportunities, while increasing the effectiveness of our digital tools to support our global sales organization. We have also successfully adapted to remote and hybrid work environments and increased engagement with our customers with our Go-to-Market and digital approaches. While global market conditions are currently favorable, challenges remain in the global supply chain and we will face difficult prior period comparisons in 2022 due to strong results in 2021. Uncertainties and challenges relating to COVID-19 also continue, including new variants (such as Omicron), lockdowns, logistical and inflationary challenges, and the potential impact on global economies, and market conditions may change quickly.
Our laboratory sales experienced excellent growth in 2021, particularly from life sciences and biotech customers, while other end-markets such as the chemical industry experienced a strong recovery. We also continue to support COVID-19 testing, development, treatment, and vaccine production activities in biopharma. We expect to continue to benefit from favorable biopharma market trends. We also believe we will benefit from increased customer demand for automation, digitalization, and safety; new facility investments; and continued focus on regulatory compliance including data integrity requirements. Overall, we believe we are well positioned to continue to capture growth and gain market share in our laboratory business.
Our industrial sales experienced strong growth in 2021 in both core industrial and product inspection. Core industrial experienced particularly strong growth, especially in China and the Americas. We continue to benefit from our strong product offering and focus on the more attractive, faster-growing segments of the market and strong execution of our growth initiatives in each region. We also continue to benefit from market trends in automation and digitalization. Emerging market economies, especially China, have historically been an important source of growth based upon the expansion of their domestic economies, and we expect this to be a continued source of future growth. Our core industrial-related products are also especially sensitive to changes in economic growth. Our product inspection business experienced improved customer demand during 2021 after being negatively impacted by COVID-19 in 2020. We expect our product inspection end-market to also benefit from our customers’ focus on brand protection, food safety, and productivity.
Our food retailing sales decreased during 2021 primarily due to weak market dynamics, the timing of project activity, and the negative impact of component shortages. Traditionally, the spending levels in this sector have experienced more volatility than our other end-markets due to the timing of customer project activity and new regulations.
In 2022, we will continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Innovation is essential to gaining market share and is fundamental in all aspects of our business including sales and marketing and technology leadership. Our global sales and marketing initiative, Spinnaker, continues to be an important growth strategy. We aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, and leveraging our product offering to larger customers through key account management. While this initiative is broad-based, efforts to improve these processes include the use of advanced data analytics to identify, prioritize, and pursue growth opportunities; the implementation of more effective pricing and value-based selling strategies and processes; improved sales force guidance, training and effectiveness; cross-selling; increased segment marketing; and leads generation and nurturing activities. We have also added field sales and service resources to pursue underpenetrated market opportunities and will make additional investments to front-end resources in 2022. We also continue to adapt our Go-to-Market approaches with additional inside and telesales resources, while also increasing digital customer interaction. We continue to benefit from digitalization tools to gain efficiencies and increase the effectiveness of our field sales force. In addition, our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets. We estimate that we have the largest installed base of weighing instruments in the world, and we continue to leverage advanced data analytics and invest in sales and marketing activities to increase the proportion of our installed base that is under service contract, or sell new products that replace old products in our installed base. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance. We have also made adjustments to our service model to incorporate remote service, depot drop-off/pickup, and other approaches to ensure the safety of our technicians and customers.
Expanding Emerging Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 36% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets, and second, to leverage our low-cost manufacturing operations in China. We have nearly a 35-year track record in China, and our sales in Asia have grown more than 13% on a compound annual growth basis in local currencies since 1999. Over the years, we have also broadened our product offering to the Asian markets. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, versus the prior year, we experienced a 20% increase in emerging market local currency sales by destination during 2021, which included 25% local currency sales growth in China. Within China, we continue to redeploy resources and sales and marketing efforts to the faster-growing segments of pharma, food manufacturing, chemical, and environment. We believe the long-term growth of these segments will be favorably impacted by the Chinese government’s emphasis on science, high-value industries, product quality, and food safety. We expect our laboratory and product inspection businesses will particularly benefit from our focus on these segments. We also continue to invest and add sales and marketing resources to pursue growth in under-penetrated emerging markets. However, emerging market sales can be volatile. In particular, China has historically been volatile and market conditions may change unfavorably due to various factors.

Extending Our Technology Lead. We continue to focus on product innovation. In the last three years, we spent approximately 5% of net sales on research and development. We seek to improve our product offerings and their capabilities with additional integrated technologies and software, which we believe supports our pricing differentiation and accelerates product replacement cycles. In addition, we aim to create value for our customers by having thorough knowledge of their processes via our significant installed product base.
Expanding Our Margins. During 2021, we experienced increased inflation in our cost structure, particularly regarding material product costs and transportation and logistics, and we expect our cost structure to further increase in 2022 due to these inflationary dynamics. However, despite these challenges to our cost structure, we continue to strive to improve our margins by more effectively pricing our products and services, optimizing our cost structure, and improving our mix in higher-margin businesses such as service. For example, sophisticated data analytic tools provide us new insights to further refine our price strategies and processes. We also focus on reallocating resources and better aligning our cost structure to support our investments in market penetration initiatives, higher-growth/profitable areas, and opportunities for margin improvement.
We have also initiated various cost reduction programs over the past few years, including temporary cost containment measures during 2020 in response to COVID-19. We have also implemented global procurement and supply chain management programs over the last several years aimed at lowering supply costs, and have increased our focus on these programs with our SternDrive initiative. SternDrive is our global operational excellence program for continuous improvement efforts within our supply chain, manufacturing, and back-office operations. Blue Ocean is also an important enabler of our various margin expansion initiatives. Our move to standardized business processes, systems, and data structures throughout our global organization provides greater data transparency and faster access to real-time data. Our cost leadership and productivity initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels, improving our order to cash cycle, and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue "bolt-on" acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences, process analytics, and product inspection as three key areas for acquisitions. For example, in March 2021, we acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and we made other post-closing payments of $7.4 million. We may be required to pay additional consideration of up to $20.0 million. In October 2021, we also acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million and we may be required to pay additional amounts up to EUR 3.0 million.
COVID-19
Since late 2019, the coronavirus pandemic (COVID-19) has spread globally in all countries where we conduct business. The COVID-19 pandemic is evolving and has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders and lockdowns, travel restrictions, vaccination and testing requirements, and other public health safety measures. These restrictions continue to change as COVID-19 evolves, variants are discovered, and vaccinations are distributed in each country and region. The emergence of the Omicron variant of COVID-19 in late 2021 has presented particular challenges to the global economy given its high level of transmissibility, which can cause many people to be affected at the same time or over a short period of time, leading to potential disruptions to our business and supply chain.

The health and safety of our employees and business partners have been our highest priority throughout the COVID-19 pandemic, and we have implemented several preventative and protective measures. We also have continued to support our customers with their essential businesses, such as life sciences, food manufacturing, chemicals (e.g., sanitizers, disinfectants, soaps, etc.), food retail, and transportation and logistics.
Our production and logistics facilities are currently operational, and our office-based employees continue to adhere to any applicable jurisdictional stay-at-home orders. Our supply chain is currently facing wide-ranging global challenges, although we have been able to meet delivery requirements of our customers with some interruption. We continue to closely monitor risks associated with our supply chain, including the availability of certain components, material shortages, supplier delays, potential transportation delays, and higher transportation and material costs, which could significantly adversely affect sales and/or profitability in future quarters. We also continue to leverage our digital and remote sales capabilities, and our service organization continues to provide on-site and remote customer support to facilitate uptime, productivity, and regulatory compliance.
COVID-19 presents several risks to our business as further described on page 14 in the Risk Factors section of this Form 10-K. Uncertainties related to COVID-19 and the resulting impact to the global economy continue in most regions of the world, and market conditions can change quickly. The longer-term effects on our business will be influenced by the global economy and any economic implications in different regions of the world.
Results of Operations — Consolidated
Net sales
Net sales were $3.7 billion for the year ended December 31, 2021, compared to $3.1 billion in 2020 and $3.0 billion in 2019. This represents an increase of 21% in 2021 and 3% in 2020 in U.S. dollars and an increase of 18% in 2021 and 2% in 2020 in local currencies. The PendoTECH acquisition contributed 1% to our net sales in 2021. In 2021, we experienced broad-based growth with robust customer demand in most businesses and regions, with particularly strong growth in China. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, uncertainties and challenges relating to COVID-19 continue, including new variants (such as Omicron), lockdowns, supply chain and inflationary challenges, and the potential impact on global economies, and market conditions may change quickly.
In 2021, our net sales by geographic destination increased in U.S. dollars compared to 2020 by 20% in the Americas, 15% in Europe, and 26% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased in 2021 by 20% in the Americas, 12% in Europe, and 21% in Asia/Rest of World, with 25% growth in China. The PendoTECH acquisition contributed approximately 2% to net sales in the Americas and 1% to net sales in Europe during 2021. A discussion of sales by operating segment is included below.
As described in Note 3 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.

Net sales of products increased 23% in U.S. dollars and 20% in local currencies during 2021 and increased 2% in both U.S. dollars and in local currencies in 2020. The PendoTECH acquisition contributed approximately 1% to our net sales of products during 2021. Service revenue (including spare parts) increased 11% in U.S. dollars and 8% in local currencies in 2021 and increased 3% in U.S. dollars and 2% in local currencies in 2020.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales in 2021, increased 25% in U.S. dollars and 22% in local currencies during 2021. The local currency increase in net sales of our laboratory-related products during 2021 includes very strong growth in most product categories, especially in pipettes and process analytics. Net sales of our laboratory products also benefited approximately 2% from the PendoTECH acquisition.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales in 2021, increased 18% in U.S. dollars and 15% in local currencies during 2021. The local currency increase in net sales of our industrial-related products during 2021 includes strong growth in most product categories, with particularly strong growth in core industrial, especially in China and the Americas.
Net sales of our food retailing products and services, which represented approximately 5% of our total net sales in 2021, decreased 3% in U.S. dollars and 6% in local currencies during 2021. The decline in food retailing is primarily due to weak market dynamics, the timing of project activity, and the negative impact of component shortages.
Gross profit
Gross profit as a percentage of net sales was 58.4% for both 2021 and 2020 and 57.9% for 2019.
Gross profit as a percentage of net sales for products was 60.1% for 2021, compared to 60.3% for 2020 and 60.4% for 2019. Gross profit as a percentage of net sales for services (including spare parts) was 51.8% for 2021, compared to 51.6% for 2020 and 49.0% for 2019.
The gross profit as a percentage of net sales for 2021 reflects increased sales volume and favorable price realization, offset by higher material and transportation costs in 2021 and temporary cost savings in 2020.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 4.6% for 2021, 4.5% for 2020, and 4.8% for 2019. Research and development expenses in U.S. dollars increased 21% in 2021 and decreased 3% in 2020, and in local currencies increased 17% in 2021 and decreased 5% in 2020. The increase during 2021 primarily relates to increased project activity and temporary savings in the prior year.
Selling, general, and administrative expenses as a percentage of net sales were 25.4% for 2021, compared to 26.6% for 2020 and 27.2% for 2019. Selling, general, and administrative expenses increased 15% in U.S. dollars and increased 12% in local currencies in 2021 and were flat in U.S. dollars and decreased 1% in local currencies in 2020. The increase during 2021 primarily includes higher cash incentive expense, temporary savings in the prior year, and increased sales and marketing investments.
Amortization expense
Amortization expense was $63.1 million in 2021, compared to $56.7 million and $49.7 million in 2020 and 2019, respectively. The increase in amortization expense primarily includes intangible assets related to the PendoTECH acquisition, as well as our investments in information technology, including our Blue Ocean program.

Restructuring charges
During the past few years, we initiated various cost reduction measures. Restructuring charges were $5.2 million in 2021, compared to $10.5 million and $15.8 million in 2020 and 2019, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net
Other charges (income), net consisted of net income of $3.1 million, $13.8 million, and $6.2 million in 2021, 2020, and 2019, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $11.4 million, $12.2 million, and $4.8 million in 2021, 2020, and 2019, respectively. Other charges (income), net also includes $3.4 million of acquisition costs for the year ended December 31, 2021, as well as a $6.8 million charge to increase the PendoTECH acquisition contingent consideration and related obligations to the sellers.
Interest expense and taxes
Interest expense was $43.2 million for 2021, compared to $38.6 million for 2020 and $37.4 million for 2019.
Our reported tax rate was 19% during 2021, compared to 19.5% and 17.7% during 2020 and 2019, respectively. The 2019 reported tax rate includes a net benefit of $15.8 million associated with Swiss tax reform described below.
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
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements.
U.S. Operations (amounts in thousands)

	2021	2020	2019	Increase (Decrease) in % 2021 vs. 2020	Increase (Decrease) in % 2020 vs. 2019
Net sales	$1,443,970	$1,194,169	$1,171,909	21%	2%
Net sales to external customers	$1,287,983	$1,072,319	$1,057,115	20%	1%
Segment profit	$302,177	$244,940	$210,133	23%	17%

Total net sales increased 21% in 2021 and 2% in 2020 and net sales to external customers increased 20% in 2021 and 1% in 2020. The increase during 2021 is driven by very strong growth in most product categories, especially laboratory and core industrial. These results were partially offset by a significant decline in food retailing that was impacted by weak market dynamics, the timing of customer project activity, and component shortages. Net sales to external customers in our U.S. Operations also benefited approximately 3% from the PendoTECH acquisition.
Segment profit increased $57.2 million in our U.S. Operations segment during 2021, compared to an increase of $34.8 million during 2020. The segment profit increase in 2021 includes higher sales volume and benefits from our margin expansion initiatives, offset in part by higher transportation and material costs and temporary cost savings in the prior year.
Swiss Operations (amounts in thousands)

	2021	2020	2019	Increase (Decrease) in % (1) 2021 vs. 2020	Increase (Decrease) in % (1) 2020 vs. 2019
Net sales	$997,634	$823,760	$797,177	21%	3%
Net sales to external customers	$171,633	$143,923	$139,499	19%	3%
Segment profit	$301,142	$245,465	$233,292	23%	5%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 21% in 2021 and 3% in 2020, and in local currencies increased 19% in 2021 and decreased 2% in 2020. Net sales to external customers in U.S. dollars increased 19% in 2021 and increased 3% in 2020, and in local currencies increased 17% in 2021 and decreased 1% in 2020. Local currency net sales to external customers during 2021 includes strong growth in most product categories.
Segment profit increased $55.7 million in our Swiss Operations segment during 2021, compared to an increase of $12.2 million during 2020. The segment profit increase in 2021 includes higher sales volume, benefits from our productivity initiatives, and favorable foreign currency translation, offset in part by higher transportation and material costs and temporary cost savings in the prior year.
Western European Operations (amounts in thousands)

	2021	2020	2019	Increase (Decrease) in % (1) 2021 vs. 2020	Increase (Decrease) in % (1) 2020 vs. 2019
Net sales	$1,041,308	$889,891	$876,500	17%	2%
Net sales to external customers	$829,761	$716,715	$700,741	16%	2%
Segment profit	$172,265	$147,562	$123,845	17%	19%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 17% in 2021 and 2% in 2020, and in local currencies increased 12% in 2021 and decreased 1% in 2020. Net sales to external customers in U.S. dollars increased 16% in 2021 and increased 2% in 2020, and in local currencies increased 12% in 2021 and were flat in 2020. Local currency net sales to external customers during 2021 includes strong growth in most product categories, especially in laboratory-related products.
Segment profit increased $24.7 million in our Western European Operations segment during 2021, compared to an increase of $23.7 million in 2020. The segment profit increase in 2021 is primarily due to higher sales volume, benefits from our margin expansion initiatives, and favorable currency translation, offset in part by higher transportation and material costs and temporary cost savings in the prior year.

Chinese Operations (amounts in thousands)

	2021	2020	2019	Increase (Decrease) in % (1) 2021 vs. 2020	Increase (Decrease) in % (1) 2020 vs. 2019
Net sales	$1,063,430	$792,345	$769,233	34%	3%
Net sales to external customers	$771,651	$578,610	$544,716	33%	6%
Segment profit	$369,835	$270,497	$266,522	37%	1%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 34% in 2021 and increased 3% in 2020, and in local currencies increased 26% in 2021 and 3% in 2020. Net sales by origin to external customers in U.S. dollars increased 33% in 2021 and 6% in 2020, and in local currencies increased 25% in 2021 and 6% in 2020. The increase in net sales to external customers during 2021 reflects particularly strong growth in both laboratory and industrial products. However, market conditions may change quickly and we will face difficult prior period comparisons in 2022.
Segment profit increased $99.3 million in our Chinese Operations segment during 2021, compared to an increase of $4.0 million in 2020. The increase in segment profit during 2021 primarily reflects increased sales volume, benefits from our margin expansion initiatives, and favorable foreign currency translation, offset in part by higher transportation and material costs and temporary cost savings in the prior year.
Other (amounts in thousands)

	2021	2020	2019	Increase (Decrease) in % (1) 2021 vs. 2020	Increase (Decrease) in % (1) 2020 vs. 2019
Net sales	$661,682	$578,210	$572,471	14%	1%
Net sales to external customers	$656,902	$573,610	$566,581	15%	1%
Segment profit	$100,028	$77,910	$71,483	28%	9%
(1)Represents U.S. dollar growth.
Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries. Net sales to external customers in U.S. dollars increased 14% in 2021 and 1% in 2020, and in local currencies increased 12% in 2021 and 2% in 2020. The increase in local currency growth in net sales to external customers during 2021 includes strong growth in most product categories.
Segment profit increased $22.1 million in our Other segment during 2021, compared to an increase of $6.4 million during 2020. The increase in segment profit during 2021 primarily relates to increased sales volume and favorable foreign currency translation.
Liquidity, Capital Resources, and Future Cash Requirements
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
We currently believe that cash flows from operating activities, together with liquidity available under our Credit Agreement, local working capital facilities, and cash balances, will be sufficient to fund currently anticipated working capital needs and spending requirements for at least the foreseeable future.

Cash provided by operating activities totaled $908.8 million in 2021, compared to $724.7 million in 2020 and $603.5 million in 2019. The increase in 2021 is primarily due to higher net earnings.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $107.6 million in 2021, $92.5 million in 2020, and $97.3 million in 2019. Capital expenditures are expected to increase in 2022 similarly as we experienced in 2021, subject to business and economic conditions.
In September 2021, the Company entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. The Company will receive funding of $35.8 million over the next two years, which will offset future capital expenditures.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In March 2021, we acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and we made other post-closing payments of $7.4 million. We may be required to pay additional consideration of up to $20.0 million. In October 2021, the Company acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million and the Company may be required to pay additional amounts up to EUR 3.0 million. For additional information related to these acquisitions, refer to Note 4 to the consolidated financial statements.
In 2021, 2020, and 2019, we also incurred additional acquisition payments totaling $8.3 million, $6.2 million, and $2.0 million, respectively.
Cash flows used in financing activities during 2021 primarily comprised share repurchases. In accordance with our share repurchase program, we spent $1.0 billion in 2021 and $775 million in both 2020 and 2019 on the repurchase of 739,486 shares, 815,652 shares, and 1,094,648 shares, respectively. Our share repurchase program does not obligate us to acquire any specific number of shares; however, in 2022, we intend to spend a similar amount on the repurchase of shares as we spent in 2021, subject to business and economic conditions.
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

Senior Notes and Credit Facility Agreement
Our short-term borrowings and long-term debt consisted of the following at December 31, 2021:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million 10-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million 10-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million 10-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	—	141,789	141,789
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	—	153,132	153,132
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	—	141,789	141,789
Senior Notes debt issuance costs, net	(2,546)	(1,569)	(4,115)
Total Senior Notes	597,454	435,141	1,032,595
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points(1)	429,815	165,226	595,041
Other local arrangements	4,794	49,512	54,306
Total debt	1,032,063	649,879	1,681,942
Less: current portion	(51,755)	(49,379)	(101,134)
Total long-term debt	$980,308	$600,500	$1,580,808
(1) See Note 6 and Note 7 to our consolidated financial statements for additional disclosures on the financial instruments associated with the Credit Agreement.
As of December 31, 2021, approximately $649.0 million of additional borrowings were available under our Credit Agreement and we maintained $98.6 million of cash and cash equivalents. We expect to make interest payments of approximately $50 million during 2022 associated with our debt outstanding as of December 31, 2021.
Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of December 31, 2021.
Senior Notes
The Senior Notes listed above are senior unsecured obligations and interest is payable semi-annually. The Senior Notes each contain customary affirmative and negative covenants as further described in Note 10 to our consolidated financial statements.
In December 2021, we entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. We will issue $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022, which will mature in March 2037, and we will issue $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022, which will mature in September 2037. We will use the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
In May 2021, we entered into an agreement to issue and sell $125 million 12-year Senior Notes with a fixed interest rate of 2.83%. The Senior Notes were issued in July 2021 and will mature in July 2033.

We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
Credit Agreement
On June 25, 2021, we entered into a $1.25 billion Credit Agreement (the Credit Agreement), which amended our $1.1 billion Amended and Restated Credit Agreement (the Prior Credit Agreement), which is further described in Note 10 to our consolidated financial statements.
Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly-owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2021.
Share Repurchase Program
In November 2020, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program which has $2.1 billion of remaining availability as of December 31, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 30.2 million common shares since the inception of the program in 2004 through December 31, 2021, at a total cost of $6.9 billion. During the years ended December 31, 2021 and 2020, we spent $1.0 billion and $775.0 million on the repurchase of 739,486 shares and 815,652 shares at an average price per share of $1,352.27 and $950.14, respectively. We reissued 110,748 shares and 162,176 shares held in treasury for the exercise of stock options and restricted stock units during 2021 and 2020, respectively.
Effect of Currency on Results of Operations
Our earnings are affected by changing exchange rates. We are particularly sensitive to changes in the exchange rates between the Swiss franc, euro, Chinese renminbi, and U.S. dollar. We have more Swiss franc expenses than we do Swiss franc sales because we develop and manufacture products in Switzerland that we sell globally and have a number of corporate functions located in Switzerland. When the Swiss franc strengthens against our other trading currencies, particularly the U.S. dollar and euro, our earnings go down. We also have significantly more sales in the euro than we do expenses. When the euro weakens against the U.S. dollar and Swiss franc, our earnings also go down. We estimate a 1% strengthening of the Swiss franc against the euro would reduce our earnings before tax by approximately $1.9 million to $2.1 million annually.
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $2.9 million to $3.1 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2021, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $34.3 million in the reported U.S. dollar value of our debt.
Taxes
We are subject to taxation in many jurisdictions throughout the world. Our effective tax rate and tax liability will be affected by a number of factors, such as changes in law, the amount of taxable income in particular jurisdictions, the tax rates in such jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds between jurisdictions, and earnings repatriations between jurisdictions. Generally, the tax liability for each taxpayer within the Mettler-Toledo International Inc. group of companies is determined either (i) on a non-consolidated/non-combined basis or (ii) on a consolidated/combined basis only with other eligible entities subject to tax in the same jurisdiction, in either case without regard to the taxable losses of non-consolidated/non-combined affiliated legal entities.
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
Inflation
Inflation can affect the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs. The competitive environment in which we operate limits somewhat our ability to recover higher costs through increased selling prices. Global inflation significantly increased during 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, logistics, and labor markets. These inflationary conditions could have a greater impact on our operating results in future years.

Moreover, there may be differences in inflation rates between countries in which we incur the major portion of our costs and other countries in which we sell products, which may limit our ability to recover increased costs. We remain committed to operations in China, Eastern Europe, India, and Brazil, which have experienced inflationary conditions. To date, these inflationary conditions have not had a material effect on our operating results. However, as our presence in China, Eastern Europe, India, and Brazil increases, these inflationary conditions could have a greater impact on our operating results.
Quantitative and Qualitative Disclosures about Market Risk
We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
We have entered into certain interest rate swap agreements. These contracts are more fully described in Note 6 to our consolidated financial statements. The fair value of these contracts was a net liability of $0.4 million at December 31, 2021. Based on our agreements outstanding at December 31, 2021, a 100-basis-point change in interest rates would result in a change in the net aggregate market value of these instruments of approximately $0.2 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
We have entered into certain cross currency swap agreements. The fair value of these contracts was a net liability of $3.4 million at December 31, 2021. Based on our agreements outstanding at December 31, 2021, a 100-basis-point change in interest rates and foreign currency exchange rates would result in a change in the net aggregate market value of these instruments by approximately $4.2 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
Critical Accounting Estimates
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
We believe the following critical accounting estimates affect our more significant judgments used in the preparation of our consolidated financial statements. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

Income taxes
Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance of $51.1 million as of December 31, 2021 is based on management’s estimates of future taxable income and application of relevant income tax law. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the valuation allowance in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the additional tax costs associated with the repatriation of such earnings will be non-U.S. withholding taxes, certain state taxes, and U.S. taxes on currency gains, if any. All other undistributed earnings are considered permanently reinvested.
The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $949.4 million for the year ended December 31, 2021, each increase of $9.5 million in tax expense would increase our effective tax rate by 1%.
Employee benefit plans
The net periodic pension cost for 2021 and projected benefit obligation as of December 31, 2021 were $0.6 million and $141.9 million, respectively, for our U.S. pension plan. The net periodic cost for 2021 and projected benefit obligation as of December 31, 2021 were $9.1 million and $1.0 billion, respectively, for our international pension plans. The net periodic post-retirement benefit for 2021 and expected post-retirement benefit obligation as of December 31, 2021 for our U.S. post-retirement medical benefit plan were $0.1 million and $0.9 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2021, the weighted average return on assets assumption was 5.75% for the U.S. plan and 3.78% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $9.0 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2021, the weighted average discount rate assumption was 2.6% for the U.S. plan and 0.4% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $11.7 million after tax.
Goodwill and other intangible assets
As of December 31, 2021, our consolidated balance sheet included goodwill of $648.6 million and other intangible assets of $307.5 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report, which covers our internal control over financial reporting, which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Patrick Kaltenbach	58	President and Chief Executive Officer
Peter Aggersbjerg	53	Head of Divisions
Marc de La Guéronnière	58	Head of European and North American Market Organizations
Gerhard Keller	54	Head of Process Analytics
Christian Magloth	56	Head of Human Resources
Shawn P. Vadala	53	Chief Financial Officer
Patrick Kaltenbach joined the Company in January 2021 and assumed the role of Chief Executive Officer beginning April 1, 2021. Prior to joining the Company, he served as the President of the Life Sciences Segment at Becton Dickinson since 2018. He was President of Life Sciences and Applied Markets Group at Agilent from 2014 to 2018. Previously, he held wide-ranging and increasing leadership roles at Agilent and its predecessor company, Hewlett Packard, since joining in 1991.
Peter Aggersbjerg has been Head of Divisions since January 2020 and Head of Laboratory since January 2018. From February 2016 to December 2017, he served as the Head of our Laboratory Weighing strategic business unit. Prior to joining the Company, he served as the Global BU Head for Medela’s Neonatal Care business and a member of its Group management. Prior to Medela, Mr. Aggersbjerg worked in various CEO roles in the health care, medical devices, and industrial sectors in Switzerland, Denmark, and the U.S.
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
Shawn P. Vadala joined the Company in 1997 and has been Chief Financial Officer since January 2014 and also responsible for the Company’s Pricing program since 2008. Mr. Vadala previously held various senior financial positions at the Company’s Columbus, Ohio and Greifensee, Switzerland offices and was also responsible for Business Intelligence from 2010 to 2018. Prior to joining the Company, he worked in the Boston and Zurich, Switzerland offices of PricewaterhouseCoopers.

Certifications
Our Chief Executive Officer and Chief Financial Officer provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement.
Item 11.Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information —Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement is incorporated by reference herein.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2022 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2021” is included within Note 12 to the financial statements.
Item 13.Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2022 Proxy Statement is incorporated by reference herein.
Item 14.Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2022 Proxy Statement is hereby incorporated by reference.

PART IV
Item 15.Exhibits and Financial Statement Schedules
(a) Exhibits, Financial Statements, and Schedules:
1. Financial Statements. See Index to consolidated financial statements included on page F-1.
2. Report of Independent Registered Public Accounting Firm (PCAOB ID 238). See page F-2.
3. Financial Statement Schedule. See Schedule II, which is included on page S-1.
4. List of Exhibits. See Exhibit Index included on page E-1.
Item 16.Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Amended By-laws of the Company, effective as of November 3, 2016(2)
4.3	Description of Capital Stock(3)
10.1	Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., and certain other financial institutions, dated as of June 25, 2021(4)
10.2
Note Purchase Agreement dated as of October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and Aviva Life and Annuity Company Royal Neighbors of America(5)

10.3
Note Purchase Supplement dated as of July 29, 2013 by and among Mettler-Toledo International Inc., Aviva Life and Annuity Company, and Teachers Insurance and Annuity Association of America to a Note Purchase Agreement dated October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and Aviva Life and Annuity Company Royal Neighbors of America(6)

10.4
Second Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of October 10, 2012, entered into by and among Mettler-Toledo International Inc, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, Massmutual Asia Limited, C.M. Life Insurance Company, Yf Life Insurance International Limited, Athene Annuity and Life Assurance Company, Royal Neighbors of America and Teachers Insurance and Annuity Association of America(13)

10.5
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(7)

10.6
First Amendment to Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(23)

10.7
Second Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of June 27, 2014, entered into by and among Mettler-Toledo International Inc., Life Insurance Company of North America, New York Life Group Insurance Company of NY, Erie Family Life Insurance Company, Metropolitan Life Insurance Company, Massachusetts Mutual Life Insurance Company, Yf Life Insurance International Limited, Banner Life Insurance Company, Great-West Life & Annuity Insurance Company, Teachers Insurance and Annuity Association of America, Connecticut General Life Insurance Company, and Healthspring Life & Health Insurance Company, Inc.(13)

10.8
Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(8)

10.9
First Amendment to Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(23)

10.10
Second Amendment to Note Purchase Agreement dated as of December 23, 2021, to the Note Purchase Agreement dated as of March 31, 2015, entered into by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, Brighthouse Life Insurance Company, Massachusetts Mutual Life Insurance Company, and Great-West Life & Annuity Insurance Company of New York.(13)

10.11
Note Purchase Agreement dated as of April 18, 2019 by and among Mettler-Toledo International Inc., Connecticut General Life Insurance Company, Life Insurance Company of North America, Cigna Health and Life Insurance Company, MetLife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, and Pensionskasse des Bundes PUBLICA(9)

10.12
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of April 18, 2019, entered into by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, Pensionskasse Des Bundes Publica, Ensign Peak Advisors, Inc., Clifton Park Capital Management, LLC, Life Insurance Company of North America, and New York Life Group Insurance Company of NY(13)

10.13
Note Purchase Agreement dated as of November 6, 2019 by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse des Bundes PUBLICA, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, and The Lincoln National Life Insurance Company(10)

10.14
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of November 6, 2019, entered into by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse Des Bundes Publica, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, The Lincoln National Life Insurance Company, Swiss Re Life & Health America Inc., Zurich American Insurance Company Master Retirement Trust, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Physicians Mutual Insurance Company, Prudential Term Reinsurance Company, The Gibraltar Life Insurance Co., Ltd., American General Life Insurance Company, and The United States Life Insurance Company in the City of New York(13)

10.15
Note Purchase Agreement dated as of December 16, 2020 by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, MetLife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(11)

Exhibit
No.	Description
10.16
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of December 16, 2020, entered into by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Metlife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(13)

10.17
Note Purchase Agreement dated as of May 18, 2021 by and among Mettler-Toledo International Inc., Gibraltar Universal Life Reinsurance Company, Highmark Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Athene Annuity & Life Assurance Company, American Equity Investment Life Insurance Company, Athene Annuity and Life Company, Venerable Insurance and Annuity Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Zurich American Insurance Company, Metropolitan Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Connecticut General Life Insurance Company, and Cigna Health and Life Insurance Company(12)

10.18
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of May 18, 2021, entered into by and among Mettler-Toledo International Inc., Gibraltar Universal Life Reinsurance Company, Highmark Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Athene Annuity & Life Assurance Company, American Equity Investment Life, Insurance Athene Annuity And Life Company, Venerable Insurance And Annuity Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Zurich American Insurance Company, Metropolitan Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Connecticut General Life Insurance Company, and Cigna Health and Life Insurance Company(13)

10.19
Note Purchase Agreement dated as of December 23, 2021 by and among Mettler-Toledo International Inc., The Lincoln National Life Insurance Company, Metropolitan Life Insurance Company, MetLife Insurance K.K., Lockheed Martin Investment Management Company, Metropolitan Tower Life Insurance Company, The Northwestern Mutual Life Insurance Company, Gibraltar Universal Life Reinsurance Company, Prudential Legacy Insurance Company of New Jersey, Prudential Universal Reinsurance Company, The Prudential Insurance Company of America, PICA Hartford Life Insurance Comfort Trust, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, and Teachers Insurance and Annuity Association of America(13)

10.20†	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(14)
10.21†	Mettler-Toledo International Inc. 2013 Equity Incentive Plan, (Amended and Restated effective May 6, 2021)(15)
10.22†	Form of Restricted Stock Unit Agreement(16)
10.23†*	Form of Performance Share Unit Agreement
10.24†	Performance Stock Option Agreement(17)
10.25†	Form of Stock Option Agreement Directors(16)
10.26†	Form of Stock Option Agreement CEO(16)
10.27†	Form of Stock Option Agreement NEOs(16)
10.28†	Non-Employee Director Share Award Agreement(3)
10.29†	Regulations of the POBS PLUS — Incentive Scheme for Senior Management of Mettler Toledo, effective as of November, 2006(17)
10.30†	Regulations of the POBS PLUS — Incentive Scheme for Members of the Group Management of Mettler Toledo, effective as of January, 2009(17)
10.50†	Employment Agreement between Peter Aggersbjerg and Mettler-Toledo International Inc., dated as of November 8, 2019(18)
10.51†	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(19)
10.52†	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(20)
10.53†	Amended Employment Agreement between Olivier Filliol and Metter-Toledo International Inc., dated as of December 14, 2020(21)
10.54†	Employment Agreement between Patrick Kaltenbach and Mettler-Toledo International Inc., dated as of December 14, 2020(22)
10.55†	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(19)
10.56†	Employment Agreement between Gerhard Keller and Mettler-Toledo International Inc., dated as of April 27, 2018(22)
10.57†	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016(16)
10.58†	Form of Tax Equalization Agreement between Messrs. Filliol, Aggersbjerg, Keller, Magloth, Kaltenbach, and Mettler-Toledo International Inc., dated as of October 10, 2007(15)
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP

Exhibit
No.	Description
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
_______________________________________
(1)Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998
(2)Incorporated by reference to the Company’s Report on Form 8-K dated November 8, 2016
(3)Incorporated by reference to the Company’s Report on Form 10-K dated February 8, 2021
(4)Incorporated by reference to the Company’s Report on Form 8-K dated June 30, 2021
(5)Incorporated by reference to the Company’s Report on Form 8-K dated October 16, 2012
(6)Incorporated by reference to the Company’s Report on Form 8-K dated July 29, 2013
(7)Incorporated by reference to the Company’s Report on Form 8-K dated July 2, 2014
(8)Incorporated by reference to the Company’s Report on Form 8-K dated March 31, 2015
(9)Incorporated by reference to the Company’s Report on Form 8-K dated April 18, 2019
(10)Incorporated by reference to the Company’s Report on Form 8-K dated November 6, 2019
(11)Incorporated by reference to the Company’s Report on Form 8-K dated December 16, 2020
(12)Incorporated by reference to the Company’s Report on Form 8-K dated May 20, 2021
(13)Incorporated by reference to the Company’s Report on Form 8-K dated December 29, 2021
(14)Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008
(15)Incorporated by reference to the Company’s Registration Statement on Form S-8 dated July 30, 2021 (Reg. No. 333-258294)
(16)Incorporated by reference to the Company’s Report on Form 10-K dated February 2, 2017
(17)Incorporated by reference to the Company’s Report on Form 10-K dated February 13, 2009
(18)Incorporated by reference to the Company’s Report on Form 10-K dated February 7, 2020
(19)Incorporated by reference to the Company’s Report on Form 10-K dated February 16, 2011
(20)Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007
(21)Incorporated by reference to the Company’s Report on Form 8-K dated December 15, 2020
(22)Incorporated by reference to the Company’s Report on Form 10-Q dated July 27, 2018
(23)Incorporated by reference to the Company’s Report on Form 8-K dated April 24, 2015

*    Filed herewith

†    Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 11, 2022

By:	/s/Patrick Kaltenbach
Patrick Kaltenbach
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/Patrick Kaltenbach	President and Chief Executive Officer
Patrick Kaltenbach

/s/Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala

/s/Olivier A. Filliol	Director
Olivier A. Filliol

/s/Wah-Hui Chu	Director
Wah-Hui Chu

/s/Domitille Doat-Le Bigot	Director
Domitille Doat-Le Bigot

/s/Elisha Finney	Director
Elisha Finney

/s/Richard Francis	Director
Richard Francis

/s/Michael A. Kelly	Director
Michael A. Kelly

/s/Thomas P. Salice	Director
Thomas P. Salice

/s/Robert F. Spoerry	Director
Robert F. Spoerry

METTLER-TOLEDO INTERNATIONAL INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mettler-Toledo International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes, and the schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Deferred Tax Assets

As described in Notes 2 and 14 to the consolidated financial statements, the Company recorded deferred tax assets of $205.6 million, net of a valuation allowance of $51.1 million, as of December 31, 2021.

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
February 11, 2022

We have served as the Company’s auditor since 2005.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2021	2020	2019
Net sales
Products	$2,960,615	$2,405,172	$2,346,845
Service	757,315	680,005	661,807
Total net sales	3,717,930	3,085,177	3,008,652
Cost of sales
Products	1,181,020	954,697	929,669
Service	365,357	329,449	337,772
Gross profit	2,171,553	1,801,031	1,741,211
Research and development	169,766	140,102	143,950
Selling, general, and administrative	943,976	820,221	819,183
Amortization	63,075	56,665	49,690
Interest expense	43,242	38,616	37,411
Restructuring charges	5,239	10,516	15,760
Other income, net	(3,106)	(13,832)	(6,177)
Earnings before taxes	949,361	748,743	681,394
Provision for taxes	180,376	146,004	120,285
Net earnings	$768,985	$602,739	$561,109

Basic earnings per common share:
Net earnings	$33.25	$25.24	$22.84
Weighted average number of common shares	23,129,862	23,882,648	24,567,609
Diluted earnings per common share:
Net earnings	$32.78	$24.91	$22.47
Weighted average number of common and common equivalent shares	23,457,630	24,199,230	24,974,457

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2021	2020	2019

Net earnings	$768,985	$602,739	$561,109

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	11,535	29,914	2,898
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	4,394	(11,323)	(1,063)
Effective portion of (gains) losses included in net earnings	(2,913)	11,066	(861)
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	19,293	(35,662)	(32,699)
Plan amendments and prior service cost	18,831	(93)	430
Amortization of actuarial losses (gains), plan amendments, and prior service cost	19,326	14,547	12,144
Impact of foreign currency	9,235	(19,701)	(2,108)
Total other comprehensive income (loss), net of tax	79,701	(11,252)	(21,259)

Comprehensive income	$848,686	$591,487	$539,850

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$98,564	$94,254
Trade accounts receivable, less allowances of $22,176 in 2021 and $18,625 in 2020	647,335	593,809
Inventories	414,543	297,611
Other current assets and prepaid expenses	108,916	71,230
Total current assets	1,269,358	1,056,904
Property, plant, and equipment, net	799,365	798,868
Goodwill	648,622	550,270
Other intangible assets, net	307,450	196,785
Deferred tax assets, net	39,496	41,836
Other non-current assets	262,507	169,886
Total assets	$3,326,798	$2,814,549
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$272,911	$175,801
Accrued and other liabilities	208,811	196,834
Accrued compensation and related items	236,265	179,252
Deferred revenue and customer prepayments	192,648	149,106
Taxes payable	134,769	89,017
Short-term borrowings and current maturities of long-term debt	101,134	50,317
Total current liabilities	1,146,538	840,327
Long-term debt	1,580,808	1,284,174
Deferred tax liabilities, net	62,230	34,448
Other non-current liabilities	365,801	372,925
Total liabilities	3,155,377	2,531,874
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 22,843,103 and 23,471,841 shares at December 31, 2021 and 2020, respectively	448	448
Additional paid-in capital	825,974	805,140
Treasury stock at cost (21,942,908 and 21,314,170 shares at December 31, 2021 and 2020, respectively)	(6,259,049)	(5,283,584)
Retained earnings	5,859,272	5,095,596
Accumulated other comprehensive income (loss)	(255,224)	(334,925)
Total shareholders’ equity	171,421	282,675
Total liabilities and shareholders’ equity	$3,326,798	$2,814,549

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2018	24,921,963	$448	$764,717	$(3,814,604)	$3,941,916	$(302,414)	$590,063
Exercise of stock options and restricted stock units	298,002	—	869	50,449	(3,737)	—	47,581
Repurchases of common stock	(1,094,648)	—	—	(774,999)	—	—	(774,999)
Share-based compensation	—	—	18,285	—	—	—	18,285
Net earnings	—	—	—	—	561,109	—	561,109
Other comprehensive income (loss), net of tax	—	—	—	—	—	(21,259)	(21,259)
Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options and restricted stock units	162,176	—	2,582	30,568	(6,431)	—	26,719
Repurchases of common stock	(815,652)	—	—	(774,998)	—	—	(774,998)
Share-based compensation	—	—	18,687	—	—	—	18,687
Net earnings	—	—	—	—	602,739	—	602,739
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,252)	(11,252)
Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options and restricted stock units	110,748	—	1,239	24,533	(5,309)	—	20,463
Repurchases of common stock	(739,486)	—	—	(999,998)	—	—	(999,998)
Share-based compensation	—	—	19,595	—	—	—	19,595
Net earnings	—	—	—	—	768,985	—	768,985
Other comprehensive income (loss), net of tax	—	—	—	—	—	79,701	79,701
Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net earnings	$768,985	$602,739	$561,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	44,982	42,044	38,991
Amortization	63,075	56,665	49,690
Deferred tax provision (benefit)	563	(12,784)	11,203
Share-based compensation	19,595	18,687	18,285
Swiss tax reform (Note 14)	—	—	(15,833)
Increase in acquisition contingent consideration	6,849	—	—
Other	381	(2,399)	133
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(66,468)	(4,495)	(31,408)
Inventories	(118,718)	(3,836)	(4,603)
Other current assets	(5,040)	(4,763)	(335)
Trade accounts payable	93,973	(17,803)	(12,221)
Taxes payable	19,688	14,049	(6,176)
Accruals and other	80,960	36,595	(5,385)
Net cash provided by operating activities	908,825	724,699	603,450
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	3,652	3,106	1,422
Purchase of property, plant, and equipment	(107,580)	(92,494)	(97,341)
Acquisitions	(220,862)	(6,242)	(2,004)
Other investing activities	10,682	(4,730)	(1,160)
Net cash used in investing activities	(314,108)	(100,360)	(99,083)
Cash flows from financing activities:
Proceeds from borrowings	2,427,519	1,489,040	1,435,081
Repayments of borrowings	(2,035,546)	(1,483,869)	(1,176,784)
Proceeds from exercise of stock options	20,463	26,719	47,581
Repurchases of common stock	(999,998)	(774,998)	(774,999)
Acquisition contingent consideration paid	—	—	(10,000)
Other financing activities	(2,987)	(800)	1,753
Net cash used in financing activities	(590,549)	(743,908)	(477,368)
Effect of exchange rate changes on cash and cash equivalents	142	6,038	2,676
Net increase (decrease) in cash and cash equivalents	4,310	(113,531)	29,675
Cash and cash equivalents:
Beginning of period	94,254	207,785	178,110
End of period	$98,564	$94,254	$207,785
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$41,338	$37,772	$37,499
Taxes	$152,657	$134,674	$129,347
        The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)
1.BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
Mettler-Toledo International Inc. (Mettler-Toledo or the Company) is a leading global supplier of precision instruments and services. The Company manufactures weighing instruments for use in laboratory, industrial, packaging, logistics, and food retailing applications. The Company also manufactures several related analytical instruments and provides automated chemistry solutions used in drug and chemical compound discovery and development. In addition, the Company manufactures metal detection and other end-of-line inspection systems used in production and packaging and provides solutions for use in certain process analytics applications. The Company’s primary manufacturing facilities are located in China, Switzerland, the United States, Germany, the United Kingdom, and Mexico. The Company’s principal executive offices are located in Columbus, Ohio and Greifensee, Switzerland.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include all entities in which the Company has control, which are its wholly owned subsidiaries.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates due to uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors. A discussion of the Company's significant accounting policies is included in the Notes to the Consolidated Financial Statements included within this filing.
All intercompany transactions and balances have been eliminated.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturity dates of three months or less. The carrying value of these cash equivalents approximates fair value.
Trade Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for expected credit losses represents the Company’s best estimate based on current and historical information and reasonable and supportable forecasts of future events and circumstances.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In September 2021, the Company entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. The Company will receive funding of $35.8 million over the next two years, which will offset future capital expenditures. In accordance with ASU 2021-10: Government Assistance, the Company will apply guidance within IAS 20 - Accounting for Government Grants and Disclosure and will account for the government agreement by reducing the cost of the asset within property, plant, and equipment in the consolidated balance sheets by the amount of the funds received.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

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
In accordance with the Tax Cuts and Jobs Act, the Company treats taxes due on future Global Intangible Low-Taxed Income (GILTI) inclusions in U.S. taxable income as a current period expense when incurred.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 327,768, 316,582, and 406,848 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2021, 2020, and 2019, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 24,036, 36,263, and 71,660 shares of common stock for the years ended December 31, 2021, 2020, and 2019, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
Equity-Based Compensation
The Company applies the fair value methodology in accounting for its equity-based compensation plan.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Recent Accounting Pronouncements
In March 2020 and January 2021, the FASB issued ASU 2020-04 and ASU 2021-01: Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022. The Company's interest rate and cross currency swaps, as mentioned in Note 6 to the consolidated financial

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

statements, are governed by International Swaps and Derivatives Association (ISDA) agreements, and the Company will adhere to the ISDA's fallback protocol when LIBOR is discontinued. In addition, the Company renewed the LIBOR-based credit agreement, as discussed further in Note 10, which includes a fallback protocol when LIBOR is discontinued. Based on these procedures, when LIBOR is discontinued, the interest rate and cross currency swaps will not require de-designation if certain criteria are met. The Company expects the financial impact of the rate change when LIBOR is discontinued to be immaterial to its financial statements.
In November 2021, the FASB issued ASU 2021-10: Government Assistance, which increases the transparency of government assistance including the disclosure of the types of assistance, an entity's accounting for the assistance, and the effect of the assistance on an entity's financial statements. The Company early adopted this guidance on a prospective basis in the fourth quarter of 2021. The adoption of this guidance did not have a material impact on the Company's disclosures.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows for the years ended December 31:

Twelve months ended December 31, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,004,891	$135,987	$600,527	$707,355	$511,855	$2,960,615
Service Revenue:
Point in time	218,306	26,764	151,656	48,343	120,860	565,929
Over time	64,786	8,882	77,578	15,953	24,187	191,386
Total	$1,287,983	$171,633	$829,761	$771,651	$656,902	$3,717,930

Twelve months ended December 31, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$815,046	$112,542	$509,385	$526,231	$441,968	$2,405,172
Service Revenue:
Point in time	199,247	22,733	135,793	39,705	110,542	508,020
Over time	58,026	8,648	71,537	12,674	21,100	171,985
Total	$1,072,319	$143,923	$716,715	$578,610	$573,610	$3,085,177

Twelve months ended December 31, 2019	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$801,181	$110,390	$500,978	$495,579	$438,717	$2,346,845
Service Revenue:
Point in time	207,707	20,968	135,612	37,370	109,802	511,459
Over time	48,227	8,141	64,151	11,767	18,062	150,348
Total	$1,057,115	$139,499	$700,741	$544,716	$566,581	$3,008,652

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The Company's global revenue mix by product category for the year ended December 31, 2021 is laboratory (56% of sales), industrial (39% of sales), and retail (5% of sales). The Company’s product revenue by reportable segment is proportionately similar to the Company’s global mix with the exception of the Company’s Swiss Operations, which is largely comprised of laboratory products, and the Company’s Chinese Operations, which has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the year ended December 31 follows:

	2021	2020	2019
Laboratory	$2,083,025	$1,669,791	$1,578,625
Industrial	1,446,544	1,224,497	1,233,970
Retail	188,361	190,889	196,057
Total net sales	$3,717,930	$3,085,177	$3,008,652

A breakdown of net sales to external customers by geographic customer destination, net for the year ended December 31 follows:

	2021	2020	2019
Americas	$1,419,832	$1,180,626	$1,165,847
Europe	1,062,961	921,266	892,092
Asia/Rest of World	1,235,137	983,285	950,713
Total	$3,717,930	$3,085,177	$3,008,652

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of December 31, 2021 and 2020 was $32.1 million and $22.6 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

	2021	2020	2019
Beginning balances as of January 1	$149,106	$122,489	$105,381
Customer prepayments/deferred revenue	711,067	617,643	633,190
Revenue recognized	(667,245)	(595,802)	(615,957)
Foreign currency translation	(280)	4,776	(125)
Ending balance as of December 31	$192,648	$149,106	$122,489

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

4.    ACQUISITIONS
In March 2021, the Company acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and the Company made other post-closing payments of $7.4 million. The Company may be required to pay additional consideration of up to $20.0 million, which is based upon financial thresholds in 2022 and 2023. The estimated fair value of the contingent consideration obligation at the time of acquisition of $13.5 million was determined using a Monte Carlo simulation based on the Company's forecast of future financial results. During the fourth quarter of 2021, the Company increased the contingent consideration obligation to $20.0 million, based upon actual results and future financial projections, plus related obligations of $0.3 million due to the sellers. The $6.8 million increase to the contingent consideration and related obligations to the sellers was recorded in other charges (income), net.
Goodwill recorded in connection with the acquisition totaled $93.1 million, which is deductible for tax purposes. Identified intangible finite-lived assets acquired include customer relationships of $78.6 million, technology and patents of $21.7 million, trade name of $3.4 million, and other intangibles of $2.4 million. The Company used variations of the income statement approach in determining the fair value of the intangible assets acquired. Specifically, the multi-period excess earnings method was used to determine the fair value of the customer relationships acquired and the relief from royalty method was used to determine the fair value of the technology and patents. The Company's determination of the fair value of the intangible assets acquired involved the use of significant estimates and assumptions principally related to revenue growth, royalty, and customer attrition rates.
The identifiable finite-lived intangible assets will be amortized on a straight-line basis over periods of 5 to 20 years and the annual aggregate amortization expense is estimated at $6.9 million. Net tangible assets acquired were $7.4 million and were recorded at fair value in the consolidated financial statements. All of the acquired assets are included in the Company's U.S. Operations segment.
In October 2021, the Company acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million and the Company may be required to pay additional amounts up to EUR 3.0 million. Goodwill recorded in connection with the acquisition totaled $11.1 million, which is deductible for tax purposes. The Company also recorded $11.4 million of identifiable finite-lived intangibles primarily pertaining to technology and patents and customer relationships in connection with this acquisition, which will be amortized on a straight-line basis over 7 to 10 years. All of the acquired assets are included in the Company's Western European Operations segment.
In 2021, 2020, and 2019, the Company also incurred additional acquisition payments totaling $8.3 million, $6.2 million, and $2.0 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

5.    INVENTORIES
Inventories consisted of the following at December 31:

	2021	2020
Raw materials and parts	$184,624	$132,041
Work-in-progress	76,019	55,688
Finished goods	153,900	109,882
Total inventory	$414,543	$297,611

6.    FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate and cross currency swap agreements in order to manage its exposure to changes in interest rates. At December 31, 2021, the interest payments associated with 79% of the Company’s debt are fixed obligations. The amount of the Company’s fixed obligation interest payments may change based upon the expiration dates of its interest rate and cross currency swap agreement and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company’s exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portion of the cash flow hedges, also see Note 7 and Note 11 to the consolidated financial statements. As also mentioned in Note 10, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary.
Cash Flow Hedges
In November 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread, to a fixed Swiss franc income of 0.64%. The swap matures in November 2023.
In June 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread, to a fixed Swiss franc income of 0.57%. The swap matures in June 2025. This cross currency swap replaced a similar $50 million swap entered into in June 2019 which matured in June 2021, which converted floating rate LIBOR to a fixed Swiss franc income of 0.95%.
In June 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread, to a fixed Swiss franc income of 0.66%. The swap matures in June 2024. This cross currency swap replaced a similar $50 million swap entered into in February 2019 and maturing in June 2021, which converted floating rate LIBOR to a fixed Swiss franc income of 0.78%.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

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
In 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company’s credit agreement to a fixed obligation of 2.25%, which began in February 2017 and matures in February 2022.
The Company’s cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2021 and 2020 and are disclosed in Note 7 to the consolidated financial statements. A derivative gain of $1.6 million based upon interest rates at December 31, 2021 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2021, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
Other Derivatives
The Company primarily enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2021 and 2020, as disclosed in Note 7 to the consolidated financial statements. The Company recognized in other charges (income) net gains of $13.5 million and $4.8 million and a net loss of $3.7 million during the years ended December 31, 2021, 2020, and 2019, respectively, which offset the related net transaction gains (losses) associated with these contracts. At December 31, 2021 and 2020, these contracts had a notional value of $1.0 billion and $536.5 million, respectively.
The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

7.    FAIR VALUE MEASUREMENTS
At December 31, 2021 and 2020, the Company had derivative assets totaling $6.0 million and $2.2 million, respectively, and derivative liabilities totaling $10.3 million and $23.3 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2021 and 2020.
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
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at December 31, 2021 and 2020. The Company does not have any assets or liabilities which are categorized as Level 1.

	2021	2020	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$3,927	$2,227	Other current assets and prepaid expenses
Cash flow hedges:
Cross currency swap agreement	2,119	—	Other non-current assets
Total derivative assets	$6,046	$2,227

Foreign currency forward contracts not designated as hedging instruments	$4,510	$1,399	Accrued and other liabilities
Cash flow hedges:
Cross currency swap agreements	4,493	13,093	Accrued and other liabilities
Interest rate swap agreements	352	2,502	Other non-current liabilities
Cross currency swap agreements	989	6,297	Other non-current liabilities
Total derivative liabilities	$10,344	$23,291

The Company had $18.5 million and $14.3 million of cash equivalents at December 31, 2021 and 2020, respectively, the fair value of which is determined using Level 2 inputs through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company’s debt exceeds the carrying value by approximately $32.8 million as of December 31, 2021. The fair value of the Company’s fixed interest rate debt was estimated using Level 2 inputs and primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
The initial estimated fair value of the contingent consideration obligation of $13.5 million relating to the PendoTECH acquisition was determined using a Monte Carlo simulation based on the Company's forecast of future financial results. During the fourth quarter of 2021, the Company increased the contingent consideration obligation to $20.0 million based upon actual results and future financial

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

projections. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.

8.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2021	2020
Land	$61,883	$61,838
Building and leasehold improvements	367,846	356,699
Machinery and equipment	473,914	458,174
Computer software	502,198	544,490
Property, plant, and equipment, gross	1,405,841	1,421,201
Less accumulated depreciation and amortization	(606,476)	(622,333)
Property, plant, and equipment, net	$799,365	$798,868

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2021	2020
Balance at beginning of year	$550,270	$535,979
Goodwill acquired	103,882	6,169
Foreign currency translation	(5,530)	8,122
Balance at year end	$648,622	$550,270
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that there had been no impairment of these assets through December 31, 2021. The Company identified no triggering events or other circumstances which indicated the carrying amount of goodwill or intangible assets may not be recoverable.
The components of other intangible assets as of December 31 are as follows:

	2021			2020
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$282,470	$(79,782)	$202,688	$201,445	$(68,319)	$133,126
Proven technology and patents	115,680	(56,305)	59,375	78,312	(52,138)	26,174
Tradenames (finite life)	8,206	(3,731)	4,475	4,896	(3,444)	1,452
Tradenames (indefinite life)	35,949	—	35,949	35,595	—	35,595
Other	10,641	(5,678)	4,963	5,215	(4,777)	438
	$452,946	$(145,496)	$307,450	$325,463	$(128,678)	$196,785
The Company recognized amortization expense associated with the above intangible assets of $22.5 million, $15.7 million, and $15.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $26.1 million for 2022, $24.8 million for 2023, $22.7 million for 2024, $21.8 million for 2025, and $19.6 million for 2026. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $21.6 million, $16.3 million after tax, $14.9 million, $11.2 million after tax, and $14.3 million, $10.8 million after tax, for the years ended December 31, 2021, 2020, and 2019, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software, which is included in property, plant, and equipment in Note 8, of $40.4 million, $40.7 million, and $34.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

10.    DEBT
Debt consisted of the following at December 31:

	2021	2020
3.67% $50 million 10-year Senior Notes due December 17, 2022	$50,000	$50,000
4.10% $50 million 10-year Senior Notes due September 19, 2023	50,000	50,000
3.84% $125 million 10-year Senior Notes due September 19, 2024	125,000	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	75,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	—
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	50,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	141,789	153,299
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	153,132	165,563
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	141,789	—
Senior Notes debt issuance costs, net	(4,115)	(2,760)
Total Senior Notes	1,032,595	791,102
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points(1)	595,041	491,419
Other local arrangements	54,306	51,970
Total debt	1,681,942	1,334,491
Less: current portion	(101,134)	(50,317)
Total long-term debt	$1,580,808	$1,284,174
(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.

The Company’s weighted average interest rate was 2.7% and 2.9% for the years ended December 31, 2021 and 2020, respectively.
Senior Notes
The Senior Notes listed above are senior unsecured obligations of the Company and interest is payable semi-annually. The Company may at any time prepay the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interests, and in some instances a “make whole” prepayment premium. The Euro Senior Notes, if prepaid, may also include a swap related currency loss. The Senior Notes each contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. In December 2021, the Company amended all of its U.S. Senior Note agreements to conform to the financial

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

covenants in the underlying agreements. The amended agreements require the Company to maintain a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a net consolidated leverage ratio of not more than 3.5 to 1.0. The Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2021.
Total issuance costs of approximately $4.1 million have been incurred by the Company related to the Senior Notes mentioned above and are being amortized to interest expense over the various terms.
In December 2021, the Company entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. The Company will issue $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022 and will issue $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022. The Senior Notes will be senior unsecured obligations of the Company. The 2.81% Senior Notes mature in March 2037 and the 2.91% Senior Notes mature in September 2037. Interest on the 2.81% and 2.91% Senior Notes will be payable semi-annually in March and September each year. Interest on the 2.81% Senior Notes will begin in September 2022 and interest on the 2.91% will begin in March 2023. The terms of the Senior Notes are consistent with the previous Senior Notes as described above. The Company will use the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
In May 2021, the Company entered into an agreement to issue and sell $125 million 12-year Senior Notes with a fixed interest rate of 2.83%. The Senior Notes were issued in July 2021 and will mature in July 2033. The terms of the Senior Notes are consistent with the previous Senior Notes as described above. The Company used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
In December 2020, the Company entered into an agreement to issue and sell EUR 125.0 million 15-year 1.06% Euro Senior Notes (1.06% Euro Senior Notes). The terms of the Euro Senior Notes are consistent with the previous Euro Senior Notes as described above. The Company also entered into a forward contract to receive $152.1 million at the time of issuing the 1.06% Euro Senior Notes in March 2021. The proceeds will be used to repay outstanding amounts on the Company’s credit facility and fund operational expenses. The 1.06% Euro Senior Notes will be designated as a hedge of a portion of the Company’s net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $34.3 million, an unrealized loss of $27.3 million, and an unrealized gain of $1.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company has a gain of $5.5 million recorded in accumulated other comprehensive income (loss) as of December 31, 2021.
Credit Agreement
On June 25, 2021, the Company entered into a $1.25 billion Credit Agreement (the Credit Agreement), which amended its $1.1 billion Amended and Restated Credit Agreement (the Prior Credit

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Agreement). As of December 31, 2021, the Company had $649.0 million of additional borrowings available under its Credit Agreement.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of June 25, 2026. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the Prior Credit Agreement, with which the Company was in compliance as of December 31, 2021. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods as applicable. The Company incurred approximately $0.2 million of debt extinguishment costs during 2021 related to the Prior Credit Agreement. The Company capitalized $2.0 million in financing fees during 2021 associated with the Credit Agreement, which will be amortized to interest expense through 2026.
Other Local Arrangements
In April 2018, two of the Company’s non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of Swiss franc LIBOR plus 87.5 basis points. The loans were renewed for one year in April 2021.
11.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2021, 3,611,750 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Share Repurchase Program
In November 2020, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program, which had $2.1 billion of remaining availability as of December 31, 2021. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 30.2 million of common shares since the inception of the program in 2004 through December 31, 2021, at a total cost of $6.9 billion. The Company spent $1.0 billion in 2021 and $775 million in both 2020 and 2019 on the repurchase of 739,486 shares, 815,652 shares, and 1,094,648 shares at an average price per share of $1,352.27, $950.14, and $707.97, respectively. The Company reissued 110,748 shares, 162,176 shares, and 298,002 shares held in treasury for the exercise of stock options and restricted stock units during 2021, 2020, and 2019, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2021, 2020, and 2019:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2018	$(63,913)	$702	$(239,203)	$(302,414)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	(32,269)	(32,269)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(1,063)	—	(1,063)
Foreign currency translation adjustment	2,898	—	(2,108)	790
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(861)	12,144	11,283
Net change in other comprehensive income (loss), net of tax	2,898	(1,924)	(22,233)	(21,259)
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	(35,755)	(35,755)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(11,323)	—	(11,323)
Foreign currency translation adjustment	29,914	—	(19,701)	10,213
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	11,066	14,547	25,613
Net change in other comprehensive income (loss), net of tax	29,914	(257)	(40,909)	(11,252)
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	38,124	38,124
Net unrealized gains (loss) on cash flow hedging arrangements	—	4,394	—	4,394
Foreign currency translation adjustment	11,535	—	9,235	20,770
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(2,913)	19,326	16,413
Net change in other comprehensive income (loss), net of tax	11,535	1,481	66,685	79,701
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) during the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$2,178	$2,413	$109	Interest expense
Cross currency swap	(5,604)	11,531	(1,022)	(a)
Total before taxes	(3,426)	13,944	(913)
Provision for taxes	(513)	2,878	(52)	Provision for taxes
Total, net of taxes	$(2,913)	$11,066	$(861)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$24,529	$18,609	$15,467	(b)
Provision for taxes	5,203	4,062	3,323	Provision for taxes
Total, net of taxes	$19,326	$14,547	$12,144
(a)The cross currency swap reflects an unrealized gain of $4.2 million and an unrealized loss of $13.8 million and $3.6 million recorded in other charges (income) during the years ended December 31, 2021, 2020, and 2019, respectively, that was offset by the underlying unrealized gain or loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.4 million, $2.3 million, and $4.6 million recorded in interest expense during the years ended December 31, 2021, 2020, and 2019, respectively.
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
On May 6, 2021, the Company's shareholders approved the adoption of the Company's 2013 Equity Incentive Plan (Amended and Restated), with the effect that approximately 0.9 million additional shares of common stock were added to the 2.1 million shares that remained available under the plan prior to its amendment. In addition, shares subject to options granted under the Company's prior equity incentive plan that terminate or are forfeited without being exercised are also available for awards under the amended plan. The amended plan expires in 2031.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

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
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2020 through December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	474,103	$400.21	$350.6
Granted	28,116	1,390.31
Exercised	(95,549)	214.17
Forfeited	(886)	546.20
Outstanding at December 31, 2021	405,784	512.30	480.8
Options exercisable at December 31, 2021	309,558	$391.69	$404.1

The following table details the weighted average remaining contractual life of options outstanding at December 31, 2021 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

245,906	$301.84	3.28	233,228
115,489	$663.34	6.92	72,155
44,389	$1,285.26	9.33	4,175
405,784		5.28	309,558

As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2021, 2020, and 2019 was $377.89, $284.25, and $196.40, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.95%	0.34%	1.74%
Expected life in years	6.3	6.0	6.0
Expected volatility	25%	26%	24%
Expected dividend yield	—	—	—

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019 was approximately $116.0 million, $84.5 million, and $146.6 million, respectively.
The compensation expense for options recognized during the years ended December 31, 2021, 2020, and 2019 was $7.8 million, $7.7 million, and $8.0 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2020 through December 31, 2021:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	33,096	$37.7	15,341	$17.5
Granted	7,871		2,737
Adjustment for performance results achieved(1)	—		927
Vested	(11,485)		(4,067)
Forfeited	(2,583)		(94)
Outstanding at December 31, 2021	26,899	$45.6	14,844	$25.2
(1) 2017 performance share units vested in the first quarter 2021.
The weighted average grant-date fair value of the restricted stock units granted during the years ended 2021, 2020, and 2019 was $1,445.37, $1,104.02, and $720.81 per unit, respectively, which primarily vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant was $11.4 million for 2021, $9.1 million for 2020, and $8.9 million for 2019 and will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2021, 2020, and 2019 was approximately $11.4 million, $7.7 million, and $7.0 million, respectively. Approximately $7.6 million, $7.9 million, and $7.1 million of compensation expense was recognized during the years ended December 31, 2021, 2020, and 2019, respectively.
The Company granted performance share units with a market condition during 2021, 2020, and 2019. Grantees of performance share units will be eligible to receive shares of the Company’s common stock depending upon the Company’s total shareholder return relative to the performance of companies in the S&P 500 Health Care and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero to 200% of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. During 2021, the market conditions for the 2018 performance share units were met and will vest in the first quarter 2022 with a payout of 200%. Performance share unit awards were valued using a Monte Carlo simulation based on the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.61%	0.18%	1.69%
Expected life in years	3	3	3
Expected volatility	25%	26%	24%
Expected dividend yield	—	—	—
As of the date granted, the fair value of the performance share units granted was $1,447.75 for 2021, $1,345.03 for 2020, and $803.26 for 2019. The total fair value of the performance share units on the date of the grant was $4.0 million for 2021 and $3.6 million for both 2020 and 2019, and will be recorded as compensation expense on a straight-line basis over the three-year performance period.
The compensation expense for performance share units recognized during the years ended December 31, 2021, 2020, and 2019 was $4.2 million, $3.1 million, and $3.2 million, respectively.
At December 31, 2021, a total of 3,858,825 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

As of December 31, 2021, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units, and performance share units was $52.5 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

13.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $24.8 million, $19.3 million, and $18.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Certain subsidiaries sponsor defined benefit plans. Benefits are provided to employees primarily based upon years of service and employees’ compensation for certain periods during the last years of employment. Prior to 2002, the Company’s U.S. operations also provided post-retirement medical benefits to their employees. Contributions for medical benefits are related to employee years of service.
The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2021 and 2020:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$149,947	$142,450	$1,091,811	$961,263	$1,030	$1,295	$1,242,788	$1,105,008
Service cost, gross	1,498	1,304	35,675	33,995	—	—	37,173	35,299
Interest cost	2,194	3,556	3,347	4,778	8	25	5,549	8,359
Actuarial losses (gains)	(3,399)	10,733	1,904	43,508	37	(70)	(1,458)	54,171
Plan amendments and other	—	—	(23,196)	112	—	—	(23,196)	112
Benefits paid	(8,334)	(8,096)	(39,911)	(39,412)	(200)	(220)	(48,445)	(47,728)
Impact of foreign currency	—	—	(42,297)	87,567	—	—	(42,297)	87,567
Benefit obligation at end of year	$141,906	$149,947	$1,027,333	$1,091,811	$875	$1,030	$1,170,114	$1,242,788
Change in plan assets:
Fair value of plan assets at beginning of year	$109,462	$102,812	$984,322	$861,962	$—	$—	$1,093,784	$964,774
Actual return on plan assets	12,307	9,223	52,922	39,535	—	—	65,229	48,758
Employer contributions	88	5,523	27,088	26,249	200	220	27,376	31,992
Plan participants’ contributions	—	—	16,102	15,681	—	—	16,102	15,681
Benefits paid	(8,334)	(8,096)	(39,911)	(39,412)	(200)	(220)	(48,445)	(47,728)
Impact of foreign currency	—	—	(32,262)	80,307	—	—	(32,262)	80,307
Fair value of plan assets at end of year	$113,523	$109,462	$1,008,261	$984,322	$—	$—	$1,121,784	$1,093,784
Funded status	$(28,383)	$(40,485)	$(19,072)	$(107,489)	$(875)	$(1,030)	$(48,330)	$(149,004)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The change in the benefit obligation for 2021 and 2020 is primarily related to the impact of foreign currency and a plan amendment within one of the Company's non-U.S. plans.
The accumulated benefit obligations at December 31, 2021 and 2020 were $141.9 million and $149.9 million, respectively, for the U.S. defined benefit pension plan and $867.0 million and $920.3 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2021 were $181.3 million, $174.1 million, and $40.3 million, respectively. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2020 were $216.7 million, $205.3 million, and $57.4 million, respectively.
Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Other non-current assets	$—	$—	$122,049	$51,619	$—	$—	$122,049	$51,619
Accrued and other liabilities	(136)	(133)	(5,289)	(5,549)	(129)	(153)	(5,554)	(5,835)
Pension and other post-retirement liabilities	(28,246)	(40,353)	(135,833)	(153,559)	(746)	(877)	(164,825)	(194,789)
Accumulated other comprehensive loss (income)	56,648	69,296	259,714	332,280	(742)	(891)	315,620	400,685
Total	$28,266	$28,810	$240,641	$224,791	$(1,617)	$(1,921)	$267,290	$251,680

The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2021 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total		Total, After Tax
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Plan amendments and prior service cost	$—	$—	$(29,446)	$(9,857)	$(426)	$(501)	$(29,872)	$(10,358)	$(24,118)	$(8,262)
Actuarial losses (gains)	56,648	69,296	289,160	342,137	(316)	(390)	345,492	411,043	272,118	$322,947
Total	$56,648	$69,296	$259,714	$332,280	$(742)	$(891)	$315,620	$400,685	$248,000	$314,685

The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2021:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$(9,732)	$(15,507)	$37	$(25,202)	$(19,293)
Plan amendment	—	(23,196)	—	(23,196)	(18,831)
Amortization of:
Actuarial (losses) gains	(2,916)	(24,899)	37	(27,778)	(21,958)
Plan amendments and prior service cost	—	3,174	75	3,249	2,632
Impact of foreign currency	—	(12,138)	—	(12,138)	(9,235)
Total	$(12,648)	$(72,566)	$149	$(85,065)	$(66,685)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.		Non-U.S.
	2021	2020	2021	2020
Discount rate	2.57%	2.22%	0.40%	0.32%
Compensation increase rate	n/a	n/a	0.85%	0.86%
Expected long-term rate of return on plan assets	5.75%	5.75%	3.78%	3.73%
Interest crediting rate	n/a	n/a	1.00%	0.50%

The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2021	2020	2019	2021	2020	2019
Discount rate	2.22%	3.03%	4.11%	0.63%	0.51%	1.22%
Compensation increase rate	n/a	n/a	n/a	0.85%	0.86%	0.87%
Expected long-term rate of return on plan assets	5.75%	6.25%	6.50%	3.78%	3.76%	3.84%

Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan include the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost, net	$1,498	$1,304	$1,063	$19,558	$18,314	$15,534	$—	$—	$—	$21,056	$19,618	$16,597
Interest cost on projected benefit obligations	2,194	3,556	4,585	3,347	4,778	10,192	8	25	64	5,549	8,359	14,841
Expected return on plan assets	(5,974)	(6,094)	(5,887)	(35,511)	(33,067)	(29,162)	—	—	—	(41,485)	(39,161)	(35,049)
Recognition of actuarial losses/(gains) and prior service cost	2,916	2,578	2,374	21,725	16,134	13,784	(112)	(103)	(691)	24,529	18,609	15,467
Net periodic pension cost/(benefit)	$634	$1,344	$2,135	$9,119	$6,159	$10,348	$(104)	$(78)	$(627)	$9,649	$7,425	$11,856

The projected post-retirement benefit obligation was principally determined using discount rates of 1.94% in 2021 and 1.47% in 2020. Net periodic post-retirement benefit cost was principally determined using discount rates of 1.47% in 2021, 2.54% in 2020, and 3.75% in 2019. The health care cost trend rate was 5.9% in 2021, 6.0% in 2020, and 6.2% in 2019, decreasing to 4.50% in 2029.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2021				December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$92,207	$—	$—	$92,207	$166,614	$—	$—	$166,614
Equity Securities:
Mettler-Toledo Stock	3,639	—	—	3,639	3,767	—	—	3,767
Equity Mutual Funds:
U.S.(1)	8,197	43,287	—	51,484	7,467	30,460	—	37,927
International(2)	100,197	23,022	—	123,219	83,309	41,027	—	124,336
Emerging Markets(3)	157,814	3,315	—	161,129	131,103	966	—	132,069
Fixed Income Securities:
Corporate/Government Bonds(4)	87,772	—	—	87,772	92,085	—	—	92,085
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	38,555	1,787	40,342	—	43,055	1,793	44,848
Core Bond(6)	107,394	71,608	—	179,002	72,061	64,111	—	136,172
Real Asset Mutual Funds:
Real Estate(7)	—	153,954	—	153,954	117,089	15,864	—	132,953
Commodities(8)	50,525	—	—	50,525	53,088	—	—	53,088
Other Types of Investments:
Debt Securities (9)	41,628	—	—	41,628	43,060	—	—	43,060
Global Allocation Funds(10)	5,680	—	—	5,680	12,359	—	—	12,359
Multi-Strategy Fund of Hedge Funds (11)	—	16,103	—	16,103	—	—	—	—
Insurance Linked Securities(12)	19,287	—	—	19,287	19,038	—	—	19,038
Total assets in fair value hierarchy	$674,340	$349,844	$1,787	$1,025,971	$801,040	$195,483	$1,793	$998,316
Investments measured at net asset value:
International(13)				3,568				2,930
Emerging Markets (13)				7,211				7,262
Multi-Strategy Fund of Hedge Funds (13)				85,034				85,276
Total pension assets at fair value				$1,121,784				$1,093,784
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

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
(11)Represents currency hedged versions of the non-currency hedged equity funds held in the United Kingdom.
(12)Represents a broadly diversified portfolio of assets that carry exposure to insurance risks, particularly insurance linked securities.
(13)Investments that are measured using the net asset value (NAV) per share practical expedient have not been categorized in the fair value hierarchy. The amounts presented above are intended to permit reconciliation of the fair value hierarchy to the fair value of total plan assets in order to determine the amounts included in the consolidated balance sheet.
The fair values of the Company’s stock and corporate and government bonds are valued at the year-end closing price as reported on the securities exchange on which they are traded. Mutual funds are valued at the exchange-listed year-end closing price or at the net asset value of shares held by the fund at the end of the year. Insurance contracts are valued by discounting the related cash flows using a current year-end market rate or at cash surrender value, which is presumed to equal fair value. Funds of hedge funds are valued at the net asset value of shares held by the fund at the end of the year.
The following table presents a roll-forward of activity for the years ended December 31, 2021 and 2020 for Level 3 asset categories:

Insurance Contracts
Balance at December 31, 2019	$1,486
Actual return on plan assets related to assets held at end of year	22
Purchases	99
Impact of foreign currency	186
Balance at December 31, 2020	$1,793
Actual return on plan assets related to assets held at end of year	26
Purchases	70
Impact of foreign currency	(102)
Balance at December 31, 2021	$1,787

There were no transfers between any asset levels during the years ended December 31, 2021 and 2020.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits, Net of Subsidy	Total
2022	$8,715	$48,030	$129	$56,874
2023	8,789	48,345	111	57,245
2024	8,848	50,636	99	59,583
2025	8,859	49,528	88	58,475
2026	8,809	50,121	78	59,008
2027-2031	42,737	251,739	269	294,745
In 2022, the Company expects to make employer pension contributions of approximately $28.2 million to its non-U.S. pension plan and employer contributions of approximately $0.1 million to its U.S. post-retirement medical plan.

14.    TAXES
The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2021	2020	2019
United States	$109,918	$94,651	$102,262
Non-United States	839,443	654,092	579,132
Earnings before taxes	$949,361	$748,743	$681,394

The provision for taxes consists of:

	Current	Deferred	Total
Year ended December 31, 2021:
United States federal	$7,750	$(7,415)	$335
United States state and local	3,670	(1,099)	2,571
Non-United States	168,393	9,077	177,470
Total	$179,813	$563	$180,376
Year ended December 31, 2020:
United States federal	$6,242	$(6,311)	$(69)
United States state and local	5,563	(1,736)	3,827
Non-United States	146,983	(4,737)	142,246
Total	$158,788	$(12,784)	$146,004
Year ended December 31, 2019:
United States federal	$3,033	$(2,622)	$411
United States state and local	(996)	(1,950)	(2,946)
Non-United States	122,878	(58)	122,820
Total	$124,915	$(4,630)	$120,285

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The provision for tax expense differed from the amounts computed by applying the United States federal income tax rate of 21% for the years ended December 31, 2021, 2020, and 2019 to earnings before taxes as a result of the following:

	2021	2020	2019
Expected tax	$199,365	$157,236	$143,092
United States state and local income taxes, net of federal income tax benefit	1,235	3,320	499
Net effect of Swiss tax reform implementation (see below)	—	—	(15,833)
Non-United States income taxes at other than U.S. federal rate	3,439	179	18,546
Excess tax benefits from stock option exercises	(22,843)	(17,261)	(28,279)
Other, net	(820)	2,530	2,260
Total provision for taxes	$180,376	$146,004	$120,285

The Company’s reported effective tax rate was 19.0% in 2021, 19.5% in 2020, and 17.7% in 2019.
As discussed below, the provision for income taxes included a net benefit of $15.8 million in 2019 related to Swiss tax reform, which had the effect of reducing the Company’s effective tax rate by 2.3% in 2019.
In May 2019, a public referendum was held in Switzerland that approved Swiss federal tax reform proposals previously approved by the Swiss Parliament. Additional changes in Swiss cantonal law were enacted in October 2019 (collectively Swiss Tax Reform). The changes in Swiss federal tax had an immaterial effect on our financial statements. As a result of the enactment of the cantonal law, the Company recognized a deferred tax asset of $48.1 million less a valuation allowance of $31.9 million in the fourth quarter of 2019. The amount primarily related to deferred benefits associated with an allowed step-up of intangible assets for tax purposes. The rate impact of Swiss Tax Reform was effective January 1, 2020 and did not have a material impact on the Company’s consolidated effective tax rate.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2021	2020
Deferred tax assets:
Inventory	$24,007	$18,849
Lease liability, accrued and other liabilities	103,900	94,113
Accrued post-retirement benefit and pension costs	49,774	56,618
Net operating loss and tax credit carryforwards	26,808	27,717
Swiss tax reform intangible assets	51,194	53,080
Other	1,006	12,408
Total deferred tax assets	256,689	262,785
Less valuation allowance	(51,126)	(52,388)
Total deferred tax assets less valuation allowance	205,563	210,397
Deferred tax liabilities:
Inventory	6,905	6,029
Lease right-of-use assets and other assets	31,164	29,553
Property, plant, and equipment	68,701	60,047
Acquired intangibles amortization	61,289	62,584
Prepaid post-retirement benefit and pension costs	41,524	28,270
International earnings	15,001	16,526
Unrealized currency gains	3,713	—
Total deferred tax liabilities	228,297	203,009
Net deferred tax (liability) asset	$(22,734)	$7,388

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
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2021	2020
Unrecognized tax benefits at beginning of year	$38,294	$29,934
Increases related to current tax positions	12,200	9,503
Decreases related to prior year tax positions	(2,905)	(2,900)
Impact of foreign currency	(1,157)	1,757
Unrecognized tax benefits at end of year	$46,432	$38,294

Included in the balance of unrecognized tax benefits at December 31, 2021 and 2020 were $46.4 million and $38.3 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. Increases and decreases related to current and prior year tax positions during 2021 and 2020 primarily related to non-United States income taxes. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2021 and 2020 was $7.7 million and $6.2 million, respectively.
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
As of December 31, 2021, the major jurisdictions for which the Company is subject to examinations are: Germany for years after 2015; the United States after 2017; France after 2019; Switzerland after 2019; the United Kingdom after 2018; and China after 2018. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

15.    OTHER CHARGES (INCOME), NET
Other charges (income), net consisted of net other income of $3.1 million, $13.8 million, and $6.2 million in 2021, 2020, and 2019, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $11.4 million, $12.2 million, and $4.8 million in 2021, 2020, and 2019, respectively. Other charges (income), net also includes $3.4 million of acquisition costs for the year ended December 31, 2021, as well as a $6.8 million charge to increase the PendoTECH acquisition contingent consideration and related obligations to the sellers.

16.    LEASES
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The Company’s operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service, and administrative offices, while vehicle leases are primarily related to the Company’s field sales and service organization. The consolidated balance sheet included the following balances as of December 31:

	2021	2020	Balance Sheet Location
Right-of-use assets, net	$118,499	$98,624	Other non-current assets

Current lease liability	$30,636	$29,216	Accrued and other liabilities
Non-current lease liability	88,316	69,830	Other non-current liabilities
Total operating lease liability	$118,952	$99,046

As of December 31, 2021, the Company has not entered into any material real estate operating leases expected to commence in 2022.
For the years ended December 31, 2021 and 2020, the Company had the following recorded in selling, general, and administrative associated with leasing arrangements:

	2021	2020	2019
Operating lease expense	$36,137	$34,559	$33,666
Variable lease expense	4,503	4,182	4,337
Short-term lease expense	1,018	991	1,187
Total lease expense	$41,658	$39,732	$39,190

Weighted average remaining lease term	7.4 years	6.8 years	6.4 years
Weighted average discount rate	2.1%	2.5%	2.9%

Accruals and other on the consolidated statement of cash flows includes the amortization of the lease right-of-use asset of $33.7 million, $32.1 million, and $31.1 million, offset by a change in the lease liability of $33.7 million, $31.7 million, and $30.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Lease payments within operating activities were $35.5 million, $36.0 million, and $33.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company also obtained non-cash lease right-of-use assets in exchange for lease liabilities of $46.4 million, $35.0 million, and $25.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended December 31:

2022	$32,865
2023	24,785
2024	16,156
2025	9,902
2026	7,413
Thereafter	38,212
Total lease payments	129,333
Less imputed interest	(10,381)
Total operating lease liability	$118,952
17.    COMMITMENTS AND CONTINGENCIES
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the operations of the Company’s reportable segments:

For the Year Ended December 31, 2021	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,287,983	$155,987	$1,443,970	$302,177	$12,123	$3,278,400	$(34,972)	$508,942
Swiss Operations	171,633	826,001	997,634	301,142	6,557	2,700,965	(7,856)	23,710
Western European Operations	829,761	211,547	1,041,308	172,265	5,264	1,566,819	(11,014)	100,433
Chinese Operations	771,651	291,779	1,063,430	369,835	9,566	1,037,838	(15,700)	710
Other(a)	656,902	4,780	661,682	100,028	3,819	365,182	(5,652)	14,827
Eliminations and Corporate(b)	—	(1,490,094)	(1,490,094)	(187,636)	7,653	(5,622,406)	(32,386)	—
Total	$3,717,930	$—	$3,717,930	$1,057,811	$44,982	$3,326,798	$(107,580)	$648,622

For the Year Ended December 31, 2020	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,072,319	$121,850	$1,194,169	$244,940	$11,347	$2,560,652	$(18,258)	$415,869
Swiss Operations	143,923	679,837	823,760	245,465	6,257	2,028,879	(5,495)	24,525
Western European Operations	716,715	173,176	889,891	147,562	4,769	1,294,579	(13,678)	93,514
Chinese Operations	578,610	213,735	792,345	270,497	8,506	985,977	(9,755)	686
Other(a)	573,610	4,600	578,210	77,910	3,737	340,786	(5,974)	15,676
Eliminations and Corporate(b)	—	(1,193,198)	(1,193,198)	(145,666)	7,428	(4,396,324)	(39,334)	—
Total	$3,085,177	$—	$3,085,177	$840,708	$42,044	$2,814,549	$(92,494)	$550,270

For the Year Ended December 31, 2019	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,057,115	$114,794	$1,171,909	$210,133	$10,684	$2,363,725	$(15,607)	$410,022
Swiss Operations	139,499	657,678	797,177	233,292	6,069	1,648,065	(5,820)	22,369
Western European Operations	700,741	175,759	876,500	123,845	4,450	1,150,214	(11,267)	87,980
Chinese Operations	544,716	224,517	769,233	266,522	8,045	694,903	(10,252)	633
Other(a)	566,581	5,890	572,471	71,483	3,395	358,281	(4,936)	14,975
Eliminations and Corporate(b)	—	(1,178,638)	(1,178,638)	(127,197)	6,348	(3,425,867)	(49,459)	—
Total	$3,008,652	$—	$3,008,652	$778,078	$38,991	$2,789,321	$(97,341)	$535,979
(a)Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
A reconciliation of earnings before taxes to segment profit follows:

	2021	2020	2019
Earnings before taxes	$949,361	$748,743	$681,394
Amortization	63,075	56,665	49,690
Interest expense	43,242	38,616	37,411
Restructuring charges	5,239	10,516	15,760
Other income, net	(3,106)	(13,832)	(6,177)
Segment profit	$1,057,811	$840,708	$778,078

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The Company sells precision instruments, including weighing instruments and certain analytical and measurement technologies, and related services to a variety of customers and industries. None of these end-customers account for more than 1% of net sales. Service revenues are primarily derived from repair and other services including regulatory compliance qualification, calibration, certification, and preventative maintenance, and spare parts. A breakdown of the Company’s sales by product category is disclosed in Note 3 to the consolidated financial statements.
In certain circumstances, our reporting units sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment by geographic destination for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2021	2020	2019	2021	2020
United States	$1,217,114	$1,014,180	$984,524	$228,010	$208,038
Other Americas	202,718	166,446	181,323	3,267	3,713
Total Americas	1,419,832	1,180,626	1,165,847	231,277	211,751
Germany	229,341	199,499	195,790	40,854	48,468
France	152,225	134,542	130,387	8,026	9,123
United Kingdom	90,431	70,163	66,855	35,349	34,631
Switzerland	82,381	69,965	65,202	304,228	314,059
Other Europe	508,583	447,097	433,858	51,760	64,048
Total Europe	1,062,961	921,266	892,092	440,217	470,329
China	754,002	565,100	527,076	95,356	89,277
Rest of World	481,135	418,185	423,637	32,515	27,511
Total Asia/Rest of World	1,235,137	983,285	950,713	127,871	116,788
Total	$3,717,930	$3,085,177	$3,008,652	$799,365	$798,868

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Deferred tax valuation allowance:
Year ended December 31, 2021	$52,388	$2,058	$—	$3,320	$51,126
Year ended December 31, 2020	$50,853	$2,824	$3,009	$4,298	$52,388
Year ended December 31, 2019	$15,084	$36,658	$—	$889	$50,853
_______________________________________
Note (A)
Amounts in 2020 relate primarily to changes in currency translation adjustments.
Note (B)
Amounts in 2021, 2020, and 2019 include decreases in state net operating losses and credits, foreign tax credit, and R&D credit carryforwards.

S-1