Form 10-Q
period 2022-03-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2022-05-06
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022, OR
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

The Registrant had 22,680,305 shares of Common Stock outstanding at March 31, 2022.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended March 31, 2022 and 2021
(In thousands, except share data)
(unaudited)

	March 31, 2022	March 31, 2021
Net sales
Products	$706,615	$626,915
Service	191,176	177,475
Total net sales	897,791	804,390
Cost of sales
Products	289,089	245,270
Service	89,117	87,424
Gross profit	519,585	471,696
Research and development	43,028	39,272
Selling, general and administrative	235,312	221,752
Amortization	16,604	13,884
Interest expense	11,338	9,471
Restructuring charges	4,011	1,193
Other charges (income), net	(3,709)	710
Earnings before taxes	213,001	185,414
Provision for taxes	39,000	35,751
Net earnings	$174,001	$149,663

Basic earnings per common share:
Net earnings	$7.64	$6.41
Weighted average number of common shares	22,768,298	23,365,077

Diluted earnings per common share:
Net earnings	$7.55	$6.32
Weighted average number of common and common equivalent shares	23,040,231	23,685,665

Total comprehensive income, net of tax (Note 9)	$178,351	$172,844

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of March 31, 2022 and December 31, 2021
(In thousands, except share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$116,949	$98,564
Trade accounts receivable, less allowances of $23,098 at March 31, 2022
and $22,176 at December 31, 2021	617,880	647,335
Inventories	446,490	414,543
Other current assets and prepaid expenses	128,567	108,916
Total current assets	1,309,886	1,269,358
Property, plant and equipment, net	787,472	799,365
Goodwill	650,118	648,622
Other intangible assets, net	305,079	307,450
Deferred tax assets, net	38,920	39,496
Other non-current assets	264,708	262,507
Total assets	$3,356,183	$3,326,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$259,352	$272,911
Accrued and other liabilities	214,558	208,811
Accrued compensation and related items	143,632	236,265
Deferred revenue and customer prepayments	215,680	192,648
Taxes payable	148,929	134,769
Short-term borrowings and current maturities of long-term debt	105,262	101,134
Total current liabilities	1,087,413	1,146,538
Long-term debt	1,766,832	1,580,808
Deferred tax liabilities, net	65,174	62,230
Other non-current liabilities	352,194	365,801
Total liabilities	3,271,613	3,155,377
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares; outstanding 22,680,305 and 22,843,103 shares at March 31, 2022 and December 31, 2021, respectively	448	448
Additional paid-in capital	831,503	825,974
Treasury stock at cost (22,105,706 shares at March 31, 2022 and 21,942,908 shares at December 31, 2021)	(6,527,380)	(6,259,049)
Retained earnings	6,030,873	5,859,272
Accumulated other comprehensive loss	(250,874)	(255,224)
Total shareholders’ equity	84,570	171,421
Total liabilities and shareholders’ equity	$3,356,183	$3,326,798

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Three months ended March 31, 2022 and 2021
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options, restricted stock units and performance stock units	22,388	—	1,239	4,682	(872)	—	5,049
Repurchases of common stock	(224,808)	—	—	(262,500)	—	—	(262,500)
Share-based compensation	—	—	4,575	—	—	—	4,575
Net earnings	—	—	—	—	149,663	—	149,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,181	23,181
Balance at March 31, 2021	23,269,421	$448	$810,954	$(5,541,402)	$5,244,387	$(311,744)	$202,643

Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options, restricted stock units and performance stock units	27,795	—	1,020	6,669	(2,400)	—	5,289
Repurchases of common stock	(190,593)	—	—	(275,000)	—	—	(275,000)
Share-based compensation	—	—	4,509	—	—	—	4,509
Net earnings	—	—	—	—	174,001	—	174,001
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,350	4,350
Balance at March 31, 2022	22,680,305	$448	$831,503	$(6,527,380)	$6,030,873	$(250,874)	$84,570

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2022 and 2021
(In thousands)
(unaudited)

	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net earnings	$174,001	$149,663
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,880	10,943
Amortization	16,604	13,884
Deferred tax benefit	(1,096)	(5,068)
Share-based compensation	4,509	4,575
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	23,293	12,232
Inventories	(37,643)	(28,029)
Other current assets	(15,031)	(4,175)
Trade accounts payable	(15,396)	15,543
Taxes payable	16,308	15,411
Accruals and other	(86,592)	(26,102)
Net cash provided by operating activities	90,837	158,877
Cash flows from investing activities:
Purchase of property, plant and equipment	(19,151)	(24,605)
Proceeds from government funding	18,000	—
Acquisitions	(9,704)	(185,074)
Other investing activities	3,743	18,226
Net cash used in investing activities	(7,112)	(191,453)
Cash flows from financing activities:
Proceeds from borrowings	684,037	827,991
Repayments of borrowings	(478,479)	(523,146)
Proceeds from stock option exercises	5,289	5,049
Repurchases of common stock	(275,000)	(262,500)
Other financing activities	(332)	(714)
Net cash (used in) provided by financing activities	(64,485)	46,680

Effect of exchange rate changes on cash and cash equivalents	(855)	(1,704)

Net increase in cash and cash equivalents	18,385	12,400

Cash and cash equivalents:
Beginning of period	98,564	94,254
End of period	$116,949	$106,654

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
The accompanying interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include all entities in which the Company has control, which are its wholly-owned subsidiaries. The interim consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of March 31, 2022 and through the date of this Report. Actual results may differ from those estimates due to uncertainty relating to the COVID-19 pandemic, the invasion of Ukraine, as well as other factors.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials and parts	$199,933	$184,624
Work-in-progress	84,081	76,019
Finished goods	162,476	153,900
	$446,490	$414,543
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
    Other intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$285,764	$(82,997)	$202,767	$282,470	$(79,782)	$202,688
Proven technology and patents	112,613	(57,775)	54,838	115,680	(56,305)	59,375
Trade name (finite life)	7,425	(2,927)	4,498	8,206	(3,731)	4,475
Trade name (indefinite life)	35,903	—	35,903	35,949	—	35,949
Other	13,056	(5,983)	7,073	10,641	(5,678)	4,963
	$454,761	$(149,682)	$305,079	$452,946	$(145,496)	$307,450
The Company recognized amortization expense associated with the above intangible assets of $6.8 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $26.3 million for 2022, $25.3 million for 2023, $23.1 million for 2024, $22.2 million for 2025, $20.0 million for 2026 and $18.6 million for 2027. Purchased intangible amortization was $6.6 million, $5.1 million after tax, and $3.8 million, $2.9 million after tax, for the three months ended March 31, 2022 and 2021, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $9.7 million and $9.8 million for the three months ended March 31, 2022 and 2021, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.5 million and $4.6 million of share-based compensation expense for the three months ended March 31, 2022 and 2021, respectively.
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
Recent Accounting Pronouncements
In March 2020 and January 2021, the FASB issued ASU 2020-04 and ASU 2021-01: Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022. The Company's interest rate and cross currency swaps, as mentioned in Note 4 to the consolidated financial statements, are governed by International Swaps and Derivatives Association (ISDA) agreements, and the Company will adhere to the ISDA's fallback protocol when LIBOR is discontinued. In addition, the Company renewed the LIBOR-based credit agreement, as discussed further in Note 10 of the Annual Report Form 10-K, which includes a fallback protocol when LIBOR is discontinued. Based on these procedures, when LIBOR is discontinued, the interest rate and cross currency swaps will not require de-designation if certain criteria are met. The Company expects the financial impact of the rate change when LIBOR is discontinued to be immaterial to its financial statements.

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows:

Three months ended March 31, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$248,807	$33,910	$138,009	$167,989	$117,900	$706,615
Service Revenue:
Point in time	60,154	7,168	36,223	10,327	28,600	142,472
Over time	16,860	2,192	18,654	4,390	6,608	48,704
Total	$325,821	$43,270	$192,886	$182,706	$153,108	$897,791

Three months ended March 31, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$205,191	$30,167	$136,899	$143,325	$111,333	$626,915
Service Revenue:
Point in time	51,591	6,891	35,630	9,342	27,877	131,331
Over time	15,177	2,223	19,821	3,407	5,516	46,144
Total	$271,959	$39,281	$192,350	$156,074	$144,726	$804,390

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    A breakdown of net sales to external customers by geographic customer destination for the three months ended March 31 follows:

	2022	2021
Americas	$352,689	$303,339
Europe	249,784	241,377
Asia / Rest of World	295,318	259,674
Total	$897,791	$804,390
The Company's global revenue mix by product category is laboratory (57% of sales), industrial (38% of sales) and retail (5% of sales). The Company's product revenue by reportable segment is proportionately similar to the Company's global mix except the Company's Swiss Operations is largely comprised of laboratory products, while the Company's Chinese Operations has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the three months ended March 31 follows:

	2022	2021
Laboratory	$513,550	$444,627
Industrial	343,738	310,777
Retail	40,503	48,986
Total	$897,791	$804,390
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of March 31, 2022 and December 31, 2021 was $33.9 million and $32.1 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the periods ended March 31, 2022 and 2021 are as follows:

	2022	2021
Beginning balances as of January 1	$192,648	$149,106
Customer pre-payments/deferred revenue	182,539	162,765
Revenue recognized	(156,141)	(127,985)
Foreign currency translation	(3,366)	(3,556)
Ending balance as of March 31	$215,680	$180,330
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
In June 2021, the Company entered into a cross currency swap arrangement designated as a cash flow hedge. The agreement converts $50 million of borrowings under the Company's credit facility into synthetic Swiss franc debt, which allows the Company to effectively change the floating rate LIBOR-based interest payments, excluding the credit spread, to a fixed Swiss franc income of 0.66%. The swap matures in June 2024. This cross currency swap replaced a similar $50 million swap entered into in February 2019 and matured in June 2021, which converted floating rate LIBOR to a fixed Swiss franc income of 0.78%.
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
In 2015, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement is a swap which has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company's credit agreement to a fixed obligation of 2.25%. The swap began in February 2017 and matured in February 2022.
The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at March 31, 2022 and December 31, 2021, respectively. A derivative gain of $4.0 million based upon interest rates at March 31, 2022, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of March 31, 2022.
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at March 31, 2022 and December 31, 2021, as

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

disclosed in Note 5. The Company recognized in other charges (income) a net gain of $1.5 million and net gain of $12.5 million during the three months ended March 31, 2022 and 2021, respectively, which offset the related transaction gains (losses) associated with these contracts. At March 31, 2022 and December 31, 2021, these contracts had a notional value of $948.6 million and $1.0 billion, respectively.

5.    FAIR VALUE MEASUREMENTS
At March 31, 2022 and December 31, 2021, the Company had derivative assets totaling $8.3 million and $6.0 million, respectively, and derivative liabilities totaling $5.9 million and $10.3 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at March 31, 2022 and December 31, 2021.
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
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. The Company does not have any assets or liabilities which are categorized as Level 1.

	March 31, 2022	December 31, 2021	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$3,320	$3,927	Other current assets and prepaid expenses
Cash flow hedges:
Cross currency swap agreements	4,947	2,119	Other non-current assets
Total derivative assets	$8,267	$6,046

Foreign currency forward contracts not designated as hedging instruments	$2,113	$4,510	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	—	352	Accrued and other liabilities
Cross currency swap agreements	3,825	5,482	Other non-current liabilities
Total derivative liabilities	$5,938	$10,344

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

The Company had $18.8 million and $18.5 million of cash equivalents at March 31, 2022 and December 31, 2021, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt exceeds the carrying value by approximately $67.3 million as of March 31, 2022. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily utilizing discounted cash flow models based on estimated current rates offered for similar debt under current market conditions for the Company.
The Company has a contingent consideration obligation relating to the PendoTECH acquisition of $20.0 million based upon actual results and future financial projections as of March 31, 2022 and December 31, 2021. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.

6.     INCOME TAXES
The Company's reported tax rate was 18.3% and 19.3% during the three months ended March 31, 2022 and 2021, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19% and 19.5% before non-recurring discrete tax items during 2022 and 2021, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.

7.     DEBT
    Debt consisted of the following at March 31, 2022:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
2.83% $125 million twelve-year Senior Notes due July 22. 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	138,120	138,120
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	149,170	149,170
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	138,120	138,120
Senior notes debt issuance costs, net	(2,426)	(1,586)	(4,012)
Total Senior Notes	747,574	423,824	1,171,398
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	540,346	102,002	642,348
Other local arrangements	3,311	55,037	58,348
Total debt	1,291,231	580,863	1,872,094
Less: current portion	(50,356)	(54,906)	(105,262)
Total long-term debt	$1,240,875	$525,957	$1,766,832

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

As of March 31, 2022, the Company had $601.7 million of additional borrowings available under its Credit Agreement, and the Company maintained $116.9 million of cash and cash equivalents.
In December 2021, the Company entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022 and will issue $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022. The Senior Notes will be senior unsecured obligations of the Company. The 2.81% Senior Notes mature in March 2037 and the 2.91% Senior Notes mature in September 2037. Interest on the 2.81% and 2.91% Senior Notes will be payable semi-annually in March and September each year. Interest on the 2.81% Senior Notes will begin in September 2022 and interest on the 2.91% will begin in March 2023. The terms of the Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report Form 10-K. The Company will use the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
    The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in a euro denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $11.3 million and $17.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company has a gain of $16.8 million recorded in accumulated other comprehensive income (loss) as of March 31, 2022.
Other Local Arrangements
    In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc $38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2022.

8.     SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $1.8 billion of remaining availability for its share repurchase program as of March 31, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 30.4 million common shares since the inception of the program in 2004 through March 31, 2022. During the three months ended March 31, 2022 and 2021, the Company spent $275.0 million and $262.5 million on the repurchase of 190,593 shares and 224,808 shares at an average price per share of $1,442.84 and $1,167.64, respectively. The Company reissued 27,795 shares and 22,388 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2022 and 2021, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

9.    ACCUMULATED COMPREHENSIVE AND OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following:

	March 31, 2022	March 31, 2021
Net earnings	$174,001	$149,663
Other comprehensive income (loss), net of tax	4,350	$23,181
Comprehensive income, net of tax	$178,351	$172,844
The following table presents changes in accumulated other comprehensive income (loss) by component for the periods ended March 31, 2022 and 2021:

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	3,961	—	3,961
Foreign currency translation adjustment	5,342	—	(4,779)	563
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(3,623)	3,449	(174)
Net change in other comprehensive income (loss), net of tax	5,342	338	(1,330)	4,350
Balance at March 31, 2022	$(14,224)	$340	$(236,990)	$(250,874)

	Currency Translation Adjustment	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	8,274	—	8,274
Foreign currency translation adjustment	3,234	—	13,988	17,222
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(7,467)	5,152	(2,315)
Net change in other comprehensive income (loss), net of tax	3,234	807	19,140	23,181
Balance at March 31, 2021	$(27,867)	$(672)	$(283,205)	$(311,744)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three months ended March 31:

	2022	2021	Location of Amounts Recognized in Earnings
Effective portion of (gains) losses on cash flow hedging arrangements:
Interest rate swap agreements	$352	$531	Interest expense
Cross currency swap	(4,797)	(9,708)	(a)
Total before taxes	(4,445)	(9,177)
Provision for taxes	(822)	(1,710)	Provision for taxes
Total, net of taxes	$(3,623)	$(7,467)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial (gains) losses, plan amendments and prior service cost, before taxes	$4,393	$6,529	(b)
Provision for taxes	944	1,377	Provision for taxes
Total, net of taxes	$3,449	$5,152
(a)The cross currency swap reflects an unrealized gain of $4.4 million recorded in other charges (income) that was offset by the underlying unrealized loss in the hedged debt for the three months ended March 31, 2022. The cross currency swap also reflects a realized gain of $0.4 million recorded in interest expense for the three months ended March 31, 2022.
(b)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 12 for additional details for the three months ended March 31, 2022 and 2021.

10.     EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included 271,933 and 320,588 common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three months ended March 31, 2022 and 2021, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 29,296 and 20,960 shares of common stock for the three months ended March 31, 2022 and 2021, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

11.     NET PERIODIC BENEFIT COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended March 31:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost, net	$416	$374	$4,990	$4,945	$—	$—	$5,406	$5,319
Interest cost on projected benefit obligations	674	548	1,558	850	3	2	2,235	1,400
Expected return on plan assets	(1,547)	(1,494)	(9,424)	(8,972)	—	—	(10,971)	(10,466)
Recognition of prior service cost	—	—	(1,095)	(471)	—	—	(1,095)	(471)
Recognition of actuarial losses/(gains)	584	729	4,930	6,299	(26)	(28)	5,488	7,000
Net periodic pension cost/(credit)	$127	$157	$959	$2,651	$(23)	$(26)	$1,063	$2,782
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the Company expects to make employer contributions of approximately $28.2 million to its non-U.S. pension plan and employer contributions of approximately $0.1 million to its U.S. post-retirement medical plan during the year ended December 31, 2022. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2022 and 2021 were $4.3 million and $2.5 million, respectively. Other charges (income), net also included $0.5 million and $2.8 million of acquisition costs for the three months ended March 31, 2022 and 2021, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS – Unaudited
(In thousands, except share data, unless otherwise stated)

13.     SEGMENT REPORTING
As disclosed in Note 18 to the Company's consolidated financial statements for the year ended December 31, 2021, the Company has determined there are five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations and Other.
The Company evaluates segment performance based on Segment Profit (gross profit less research and development and selling, general and administrative expenses, before amortization, interest expense, restructuring charges, other charges (income), net and taxes).
The following tables show the operations of the Company’s reportable segments:

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2022	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$325,821	$39,573	$365,394	$75,186	$514,022
Swiss Operations	43,270	193,835	237,105	71,322	23,198
Western European Operations	192,886	50,127	243,013	38,780	97,612
Chinese Operations	182,706	80,438	263,144	84,968	709
Other (a)	153,108	963	154,071	20,452	14,577
Eliminations and Corporate (b)	—	(364,936)	(364,936)	(49,463)	—
Total	$897,791	$—	$897,791	$241,245	$650,118

	Net Sales to	Net Sales to
For the three months ended	External	Other	Total Net	Segment
March 31, 2021	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$271,959	$36,784	$308,743	$63,671	$509,600
Swiss Operations	39,281	184,465	223,746	64,879	23,048
Western European Operations	192,350	52,255	244,605	37,866	92,193
Chinese Operations	156,074	69,078	225,152	72,024	683
Other (a)	144,726	1,095	145,821	20,172	15,163
Eliminations and Corporate (b)	—	(343,677)	(343,677)	(47,940)	—
Total	$804,390	$—	$804,390	$210,672	$640,687
(a)Other includes reporting units in Southeast Asia, Latin America, Eastern Europe and other countries.
(b)Eliminations and Corporate includes the elimination of inter-segment transactions and certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
    A reconciliation of earnings before taxes to segment profit for the three months ended March 31 follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Earnings before taxes	$213,001	$185,414
Amortization	16,604	13,884
Interest expense	11,338	9,471
Restructuring charges	4,011	1,193
Other charges (income), net	(3,709)	710
Segment profit	$241,245	$210,672

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
COVID-19
Since late 2019, the coronavirus pandemic (COVID-19) has spread globally in all countries where we conduct business. The COVID-19 pandemic is evolving and has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders and lockdowns, travel restrictions, vaccination and testing requirements, and other public health safety measures. These restrictions continue to change as COVID-19 evolves, variants and subvariants are discovered, and vaccinations and booster doses are distributed in each country and region. The emergence of the Omicron variant of COVID-19 in late 2021 and, more recently, the emergence of the subvariant Omicron BA.2 have presented particular challenges to the global economy given the high level of transmissibility, which can cause many people to be affected at the same time or over a short period of time, leading to potential disruptions that could more significantly impact our business and supply chain. For example, China recently instituted increased lockdowns in certain cities such as Shanghai, where we conduct a certain portion of our business (including manufacturing), as part of the government's response to rising COVID-19 outbreaks. We continue to monitor and comply with all global restrictions and requirements relating to COVID-19.
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
Our production and logistics facilities are currently operational, and our employees continue to adhere to any applicable jurisdictional lockdowns and stay-at-home orders. Our supply chain is currently facing wide-ranging global challenges, although we have been able to meet delivery requirements of our customers with some interruption. We continue to closely monitor risks associated with our supply chain, including the recent lockdowns in China, availability of certain components, material shortages, supplier delays, potential transportation delays, and higher transportation and material costs, which could significantly adversely affect sales and/or profitability in future quarters. We also continue to leverage our digital and remote sales capabilities, and our service organization continues to provide on-site and remote customer support to facilitate uptime, productivity, and regulatory compliance.

COVID-19 presents several risks to our business as further described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. Uncertainties related to COVID-19 and the resulting impact to the global economy continue in most regions of the world and market conditions can change quickly. The longer-term effects on our business will be impacted by the global economy and any recession implications in different regions of the world.
Recent Developments in Ukraine
In 2021, approximately 1% of our net sales were in Russia and Ukraine, and we have an immaterial amount of assets and liabilities in both countries as of March 31, 2022. We also do not have manufacturing in Russia or Ukraine.
We remain in constant contact with our employees in Ukraine and have provided financial assistance and supplies as they seek safety. We also have suspended all shipments to Russia since the beginning of the invasion of Ukraine in February 2022. In addition, the U.S., the European Union, and certain other countries imposed economic sanctions on Russian financial institutions, businesses in Russia, and on Russian interests and individuals, and the Russian government is implementing sanctions and regulations in response.
While it is difficult to estimate the impact of the ongoing invasion on the global economy, including increased inflation and higher energy and transportation costs, the invasion of Ukraine could adversely impact our financial results and presents several risks to our business as further described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. Uncertainties related to this conflict and the resulting impact to the global economy and market conditions can change quickly.
Results of Operations – Consolidated
The following tables set forth items from our interim consolidated statements of operations and comprehensive income for the three month periods ended March 31, 2022 and 2021 (amounts in thousands).

	Three months ended March 31,
	2022		2021
	(unaudited)	%	(unaudited)	%
Net sales	$897,791	100.0	$804,390	100.0
Cost of sales	378,206	42.1	332,694	41.4
Gross profit	519,585	57.9	471,696	58.6
Research and development	43,028	4.8	39,272	4.9
Selling, general and administrative	235,312	26.2	221,752	27.6
Amortization	16,604	1.8	13,884	1.7
Interest expense	11,338	1.3	9,471	1.2
Restructuring charges	4,011	0.5	1,193	0.1
Other charges (income), net	(3,709)	(0.4)	710	0.1
Earnings before taxes	213,001	23.7	185,414	23.0
Provision for taxes	39,000	4.3	35,751	4.4
Net earnings	$174,001	19.4	$149,663	18.6

Net sales
Net sales were $897.8 million for the three months ended March 31, 2022, compared to $804.4 million for the corresponding period in 2021. This represents an increase in U.S. dollars of 12%. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 14% for the three months ended March 31, 2022. The PendoTECH acquisition contributed 1% to our net sales for the three months ended March 31, 2022. We experienced broad-based growth with strong customer demand in most businesses and regions and excellent execution. We continue to benefit from our best-in-class sales and marketing programs, and innovative product portfolio and investments in our field service organization. However, uncertainties exist in the macro environment and global economy relating to the impact of COVID-19, including lockdowns in China, and the potential impact from the invasion of Ukraine. Furthermore, we face increasing challenges in the global supply chain and inflationary cost increases, and market conditions may change quickly.
Net sales by geographic destination for the three months ended March 31, 2022 in U.S. dollars increased 16% in the Americas, 3% in Europe and 14% in Asia/Rest of World. In local currencies, our net sales by geographic destination increased 16% in the Americas, 10% in Europe and 15% in Asia/Rest of World, with 16% growth in China, for the three months ended March 31, 2022 compared to the corresponding period in 2021. The PendoTECH acquisition contributed approximately 2% to net sales in Americas and 1% to net sales in Europe during the three months ended March 31, 2022. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2021, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 13% in U.S. dollars and 15% in local currency for the three months ended March 31, 2022 compared to the prior period. The PendoTECH acquisition contributed to approximately 2% to our net sales of products during the three months ended March 31, 2022. Service revenue (including spare parts) increased 8% in U.S. dollars and 11% in local currency during the three months ended March 31, 2022 compared to the corresponding period in 2021.
Net sales of our laboratory products and services, which represented approximately 57% of our total net sales for the three months ended March 31, 2022, increased 16% in U.S. dollars and 18% in local currencies during the three months ended March 31, 2022. Net sales of our laboratory products also benefited approximately 2% from the PendoTECH acquisition. The local currency increase in net sales of our laboratory-related products includes very strong growth in most product categories.
Net sales of our industrial products and services, which represented approximately 38% of our total net sales for the three months ended March 31, 2022, increased 11% in U.S. dollars and 12% in local currencies during the three months ended March 31, 2022. The local currency increase in net sales of our industrial-related products for the three months ended March 31, 2022 includes strong growth in most product categories, with particularly strong growth in core industrial products, especially in China.
Net sales in our food retailing products and services, which represented approximately 5% of our total net sales for the three months ended March 31, 2022, decreased 17% in U.S. dollars and 14% in local currencies during the three months ended March 31, 2022. The decline in food retailing is primarily due to weak market dynamics and the timing of project activity, offset in part by growth in the Americas.
    Gross profit
Gross profit as a percentage of net sales was 57.9% for the three months ended March 31, 2022 compared to 58.6% for the corresponding period in 2021.
Gross profit as a percentage of net sales for products was 59.1% and 60.9% for the three month periods ended March 31, 2022 and 2021.
Gross profit as a percentage of net sales for services (including spare parts) was 53.4% for the three months ended March 31, 2022 compared to 50.7% for the corresponding period in 2021.
The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2022 primarily reflects higher transportation and material costs, partially offset by favorable price realization and increased sales volume.

Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.8% for the three months ended March 31, 2022 compared to 4.9% in the corresponding period during 2021, respectively. Research and development expenses increased 9% in U.S. dollars and 11% in local currencies, during the three months ended March 31, 2022 compared to the corresponding period in 2021 due to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 26.2% for the three months ended March 31, 2022 compared to 27.6% in the corresponding period during 2021, respectively. Selling, general and administrative expenses increased 6% in U.S. dollars and 8% in local currencies, during the three months ended March 31, 2022 compared to the corresponding period in 2021. The local currency increase includes sales and marketing investments.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $16.6 million for the three months ended March 31, 2022 and $13.9 million for the corresponding period in 2021.
Interest expense was $11.3 million for the three months ended March 31, 2022 and $9.5 million for the corresponding period in 2021.
Restructuring charges were $4.0 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits for the three months ended March 31, 2022 and 2021 were $4.3 million and $2.5 million, respectively. Other charges (income), net also included $0.5 million and $2.8 million of acquisition costs for the three months ended March 31, 2022 and 2021, respectively.
Our reported tax rate was 18.3% and 19.3% during the three months ended March 31, 2022 and 2021, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19% and 19.5% before non-recurring discrete tax items for the three months ended March 31, 2022 and 2021, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
Results of Operations – by Operating Segment

The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements for the year ended December 31, 2021.
U.S. Operations (amounts in thousands)

	Three months ended March 31,
	2022	2021	%
Total net sales	$365,394	$308,743	18%
Net sales to external customers	$325,821	$271,959	20%
Segment profit	$75,186	$63,671	18%

Total net sales and net sales to external customers increased 18% and 20%, respectively for the three months ended March 31, 2022 compared with the corresponding period in 2021. The increase in total net sales and net sales to external customers for the three months ended March 31, 2022 includes very strong growth in most product categories, especially laboratory products. Net sales to external customers in our U.S. Operations also benefited approximately 4% from the PendoTECH acquisition.
Segment profit increased $11.5 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. Segment profit during the three months ended March 31, 2022 includes higher net sales volume and benefits from our margin expansion initiatives, partially offset by higher transportation and material costs.
Swiss Operations (amounts in thousands)

	Three months ended March 31,
	2022	2021	%1)
Total net sales	$237,105	$223,746	6%
Net sales to external customers	$43,270	$39,281	10%
Segment profit	$71,322	$64,879	10%
1) Represents U.S. dollar growth.

Total net sales increased 6% in U.S. dollars and 8% in local currency for the three months ended March 31, 2022 compared to the corresponding period in 2021. Net sales to external customers increased 10% in U.S. dollars and 12% in local currency during the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase in local currency net sales to external customers for the three month period ended March 31, 2022 includes strong growth in most product categories, especially core industrial.
Segment profit increased $6.4 million for the three month period ended March 31, 2022 compared to the corresponding period in 2021. Segment profit during the three months ended March 31, 2022 includes higher net sales volume and margin expansion initiatives, offset in part by higher material and transportation costs and unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	Three months ended March 31,
	2022	2021	%1)
Total net sales	$243,013	$244,605	(1)%
Net sales to external customers	$192,886	$192,350	0%
Segment profit	$38,780	$37,866	2%
1) Represents U.S. dollar growth.
Total net sales decreased 1% in U.S. dollars and increased 6% in local currencies during the three months period ended March 31, 2022 compared to the corresponding period in 2021. Net sales to external customers were flat in U.S. dollars and increased 8% in local currencies during the three months period ended March 31, 2022 compared to the corresponding period in 2021. Local currency net sales to external customers for the three months ended March 31, 2022 includes very strong growth in most product categories, especially in laboratory products, offset in part by a decline in food retailing.
Segment profit increased $0.9 million for the three month period ended March 31, 2022 compared to the corresponding period in 2021. Segment profit increased during the three months ended March 31, 2022 primarily due to higher net sales volume and benefits from our margin expansion initiatives, offset in part by higher transportation and material costs and unfavorable foreign currency translation.

Chinese Operations (amounts in thousands)

	Three months ended March 31,
	2022	2021	%1)
Total net sales	$263,144	$225,152	17%
Net sales to external customers	$182,706	$156,074	17%
Segment profit	$84,968	$72,024	18%
1) Represents U.S. dollar growth.

Total net sales and net sales to external customers by origin both increased 17% in U.S. dollars and 15% in local currency for the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase in local currency net sales to external customers during the three months ended March 31, 2022 reflects very strong growth in most laboratory and industrial product categories, offset in part by a decline in food retailing. However, uncertainties exist, especially relating to potential additional COVID-19 lockdowns, and market conditions may change quickly. We will also face difficult prior period comparisons for the remainder of 2022 relating to our strong prior years performance.
Segment profit increased $12.9 million for the three month period ended March 31, 2022 compared to the corresponding period in 2021. The increase in segment profit for the three month period ended March 31, 2022 primarily includes increased sales volume, benefits from our margin expansion initiatives and favorable foreign currency translation, offset in part by higher material and transportation costs.
Other (amounts in thousands)

	Three months ended March 31,
	2022	2021	%1)
Total net sales	$154,071	$145,821	6%
Net sales to external customers	$153,108	$144,726	6%
Segment profit	$20,452	$20,172	1%
1) Represents U.S. dollar growth.

Total net sales and net sales to external customers both increased 6% in U.S. dollars and 11% in local currencies during the three month period ended March 31, 2022 compared to the corresponding period in 2021. The increase in net sales to external customers includes solid growth in most product categories.
Segment profit increased $0.3 million for the three months ended March 31, 2022 compared to the corresponding period in 2021. The increase in segment profit is primarily related to increased sales volume, offset in part by unfavorable foreign currency translation and higher transportation and material costs.
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

Cash provided by operating activities totaled $90.8 million during the three months ended March 31, 2022, compared to $158.9 million in the corresponding period in 2021. The decrease for the three months ended March 31, 2022 compared to the prior year is primarily related to higher cash incentive payments related to our strong previous year performance.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $19.2 million for the three months ended March 31, 2022 compared to $24.6 million in the corresponding period in 2021.
In September 2021, we entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of March 31, 2022, we have obtained $18.0 million of the $35.8 million of total funding to be received through 2023, which will offset future capital expenditures. During the three months ended March 31, 2022, we incurred approximately $1.7 million of capital expenditures relating to this funding agreement.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $275.0 million and $262.5 million on the repurchase of 190,593 shares and 224,808 shares, respectively.
    Senior Notes and Credit Facility Agreement
    Our debt consisted of the following at March 31, 2022:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Notes due March 17, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	138,120	138,120
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	149,170	149,170
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	138,120	138,120
Senior notes debt issuance costs, net	(2,426)	(1,586)	(4,012)
Total Senior Notes	747,574	423,824	1,171,398
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	540,346	102,002	642,348
Other local arrangements	3,311	55,037	58,348
Total debt	1,291,231	580,863	1,872,094
Less: current portion	(50,356)	(54,906)	(105,262)
Total long-term debt	$1,240,875	$525,957	$1,766,832
As of March 31, 2022, approximately $601.7 million of additional borrowings was available under our Credit Agreement, and we maintained $116.9 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of March 31, 2022.
In December 2021, we entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022, which will mature in March 2037, and we will issue $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022, which will mature in September 2037. We will use the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
Other Local Arrangements
In 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2022.
Share Repurchase Program
We have $1.8 billion of remaining availability for our share repurchase program as of March 31, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 30.4 million common shares since the inception of the program in 2004 through March 31, 2022. During the three months ended March 31, 2022 and 2021, we spent $275.0 million and $262.5 million on the repurchase of 190,593 shares and 224,808 shares at an average price per share of $1,442.84 and $1,167.64, respectively. We reissued 27,795 shares and 22,388 shares held in treasury for the exercise of stock options and restricted stock units during the three months ended March 31, 2022 and 2021, respectively.
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
    We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.0 million to $3.2 million annually.
    In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at March 31, 2022, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $30.7 million in the reported U.S. dollar value of our debt.

Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth and long-term impacts of the COVID-19 pandemic and recent developments in Ukraine. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, customer demand, our competitive position, pricing, our supply chain, adequacy of our facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, planned research and development efforts and product introductions, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of the COVID-19 pandemic and recent developments in Ukraine on our businesses.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including the uncertain duration and severity of the COVID-19 pandemic and recent developments in Ukraine. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and other reports filed with the SEC from time to time.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2022, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three months ended March 31, 2022 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except the following addition of a new Risk Factor under the existing subheading, Legal, Tax, Regulatory, and Other Risks.
The Russian invasion of Ukraine and related sanctions and export controls targeting Russia and other global governmental responses to the current conflict between Russia and Ukraine could adversely impact our business and financial results.
The invasion has led to disruption, increased costs (such as energy and transportation), instability, and volatility in global markets. Since the beginning of the invasion, we also have suspended all shipments to Russia. In addition, the U.S. and other countries in which we operate have imposed sanctions and export controls on Russian financial institutions, businesses in Russia, and on Russian interests and individuals; and the Russian government is implementing sanctions and regulations in response.
In 2021, approximately 1% of our net sales were in Russia and Ukraine, and we have an immaterial amount of assets and liabilities in both countries. We also do not have manufacturing in Russia or Ukraine.
The invasion of Ukraine and sanctions issued on Russian financial institutions, businesses in Russia, and on Russian interests and individuals, and retaliatory measures by Russia in response, such as restrictions on energy supplies from Russia to countries in which we operate, could adversely impact our operations and financial results. We continue to monitor this situation as it evolves in order to assess the potential impacts on our business and the safety and well-being of our affected employees. The impact of these events on global economic conditions is currently unknown and, could have a material adverse effect on our results of operations, cash flows or financial condition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands of Shares that may yet be Purchased under the Program)
January 1 to January 31, 2022	56,113	$1,518.68	56,113	$1,973,209
February 1 to February 28, 2022	61,716	$1,458.46	61,716	$1,883,198
March 1 to March 31, 2022	72,764	$1,371.11	72,764	$1,783,429
Total	190,593	$1,442.84	190,593	$1,783,429

The Company has $1.8 billion of remaining availability for its share repurchase program as of March 31, 2022. We have purchased 30.4 million shares since the inception of the program through March 31, 2022.
During the three months ended March 31, 2022 and 2021, we spent $275.0 million and $262.5 million on the repurchase of 190,593 and 224,808 shares at an average price per share of

$1,442.84 and $1,167.64, respectively. We reissued 27,795 shares and 22,388 shares held in treasury for the exercise of stock options and restricted stock units for the three months ended March 31, 2022 and 2021, respectively.
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

Mettler-Toledo International Inc.
Date:	May 6, 2022	By:	/s/Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer