Form 10-Q
period 2022-06-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2022-07-29
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022, OR
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

The Registrant had 22,506,610 shares of Common Stock outstanding at June 30, 2022.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended June 30, 2022 and 2021
(In thousands, except share data)
(unaudited)

	June 30, 2022	June 30, 2021
Net sales
Products	$780,244	$736,486
Service	198,143	187,865
Total net sales	978,387	924,351
Cost of sales
Products	308,019	294,053
Service	98,707	93,394
Gross profit	571,661	536,904
Research and development	44,023	42,603
Selling, general and administrative	242,206	239,045
Amortization	16,365	16,218
Interest expense	12,765	10,439
Restructuring charges	1,770	876
Other charges (income), net	(2,160)	(2,661)
Earnings before taxes	256,692	230,384
Provision for taxes	44,622	45,621
Net earnings	$212,070	$184,763

Basic earnings per common share:
Net earnings	$9.39	$7.97
Weighted average number of common shares	22,593,375	23,191,155

Diluted earnings per common share:
Net earnings	$9.29	$7.85
Weighted average number of common and common equivalent shares	22,821,666	23,521,793

Comprehensive income, net of tax (Note 9)	$180,579	$193,915

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Six months ended June 30, 2022 and 2021
(In thousands, except share data)
(unaudited)

	June 30, 2022	June 30, 2021
Net sales
Products	$1,486,859	$1,363,401
Service	389,319	365,340
Total net sales	1,876,178	1,728,741
Cost of sales
Products	597,108	539,323
Service	187,824	180,818
Gross profit	1,091,246	1,008,600
Research and development	87,051	81,875
Selling, general and administrative	477,518	460,797
Amortization	32,969	30,102
Interest expense	24,103	19,910
Restructuring charges	5,781	2,069
Other charges (income), net	(5,869)	(1,951)
Earnings before taxes	469,693	415,798
Provision for taxes	83,622	81,372
Net earnings	$386,071	$334,426

Basic earnings per common share:
Net earnings	$17.02	$14.37
Weighted average number of common shares	22,680,353	23,277,636

Diluted earnings per common share:
Net earnings	$16.84	$14.17
Weighted average number of common and common equivalent shares	22,928,933	23,603,805

Comprehensive income, net of tax (Note 9)	$358,930	$366,759

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of June 30, 2022 and December 31, 2021
(In thousands, except share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$109,449	$98,564
Trade accounts receivable, less allowances of $22,132 at June 30, 2022
and $22,176 at December 31, 2021	626,593	647,335
Inventories	463,321	414,543
Other current assets and prepaid expenses	125,338	108,916
Total current assets	1,324,701	1,269,358
Property, plant and equipment, net	760,856	799,365
Goodwill	643,449	648,622
Other intangible assets, net	298,362	307,450
Deferred tax assets, net	36,999	39,496
Other non-current assets	272,063	262,507
Total assets	$3,336,430	$3,326,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$267,523	$272,911
Accrued and other liabilities	203,319	208,811
Accrued compensation and related items	163,650	236,265
Deferred revenue and customer prepayments	215,133	192,648
Taxes payable	162,382	134,769
Short-term borrowings and current maturities of long-term debt	106,574	101,134
Total current liabilities	1,118,581	1,146,538
Long-term debt	1,821,458	1,580,808
Deferred tax liabilities, net	68,578	62,230
Other non-current liabilities	320,551	365,801
Total liabilities	3,329,168	3,155,377
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 22,506,610 and
22,843,103 shares at June 30, 2022 and December 31, 2021, respectively	448	448
Additional paid-in capital	837,690	825,974
Treasury stock at cost (22,279,401 shares at June 30, 2022 and 21,942,908 shares at December 31, 2021)	(6,791,454)	(6,259,049)
Retained earnings	6,242,943	5,859,272
Accumulated other comprehensive loss	(282,365)	(255,224)
Total shareholders’ equity	7,262	171,421
Total liabilities and shareholders’ equity	$3,336,430	$3,326,798

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Six months ended June 30, 2022 and 2021
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options and restricted stock units	22,388	—	1,239	4,682	(872)	—	5,049
Repurchases of common stock	(224,808)	—	—	(262,500)	—	—	(262,500)
Share-based compensation	—	—	4,575	—	—	—	4,575
Net earnings	—	—	—	—	149,663	—	149,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,181	23,181
Balance at March 31, 2021	23,269,421	$448	$810,954	$(5,541,402)	$5,244,387	$(311,744)	$202,643
Exercise of stock options and restricted stock units	13,248	—	—	2,849	(65)	—	2,784
Repurchases of common stock	(165,730)	—	—	(212,499)	—	—	(212,499)
Share-based compensation	—	—	4,581	—	—	—	4,581
Net earnings	—	—	—	—	184,763	—	184,763
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,152	9,152
Balance at June 30, 2021	23,116,939	$448	$815,535	$(5,751,052)	$5,429,085	$(302,592)	$191,424

Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options and restricted stock units	27,795	—	1,020	6,669	(2,400)	—	5,289
Repurchases of common stock	(190,593)	—	—	(275,000)	—	—	(275,000)
Share-based compensation	—	—	4,509	—	—	—	4,509
Net earnings	—	—	—	—	174,001	—	174,001
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,350	4,350
Balance at March 31, 2022	22,680,305	$448	$831,503	$(6,527,380)	$6,030,873	$(250,874)	$84,570
Exercise of stock options and restricted stock units	44,613	—	1,496	10,925	—	—	12,421
Repurchases of common stock	(218,308)	—	—	(274,999)	—	—	(274,999)
Share-based compensation	—	—	4,691	—	—	—	4,691
Net earnings	—	—	—	—	212,070	—	212,070
Other comprehensive income (loss), net of tax	—	—	—	—	—	(31,491)	(31,491)
Balance at June 30, 2022	22,506,610	$448	$837,690	$(6,791,454)	$6,242,943	$(282,365)	$7,262

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2022 and 2021
(In thousands)
(unaudited)

	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net earnings	$386,071	$334,426
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,327	22,261
Amortization	32,969	30,102
Deferred tax benefit	(3,237)	(7,423)
Share-based compensation	9,200	9,156
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(4,235)	(9,551)
Inventories	(70,353)	(52,794)
Other current assets	(15,629)	(3,893)
Trade accounts payable	4,656	34,045
Taxes payable	31,390	33,598
Accruals and other	(84,166)	14,485
Net cash provided by operating activities	309,993	404,412
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	118	3,248
Purchase of property, plant and equipment	(62,391)	(47,363)
Proceeds from government funding	25,013	—
Acquisitions	(10,765)	(185,534)
Other investing activities	7,372	3,604
Net cash used in investing activities	(40,653)	(226,045)
Cash flows from financing activities:
Proceeds from borrowings	1,239,813	1,204,996
Repayments of borrowings	(952,559)	(866,153)
Proceeds from stock option exercises	17,710	7,833
Repurchases of common stock	(549,999)	(474,999)
Acquisition contingent consideration payment	(7,912)	—
Other financing activities	(382)	(2,288)
Net cash used in financing activities	(253,329)	(130,611)
Effect of exchange rate changes on cash and cash equivalents	(5,126)	242
Net increase (decrease) in cash and cash equivalents	10,885	47,998
Cash and cash equivalents:
Beginning of period	98,564	94,254
End of period	$109,449	$142,252

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of June 30, 2022 and through the date of this report. Actual results may differ from those estimates due to the uncertainty around the global economy, the magnitude and duration of the COVID-19 pandemic, the invasion of Ukraine, as well as other factors.
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
Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials and parts	$220,958	$184,624
Work-in-progress	79,311	76,019
Finished goods	163,052	153,900
	$463,321	$414,543
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
Other intangible assets consisted of the following:

	June 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$284,831	$(85,934)	$198,897	$282,470	$(79,782)	$202,688
Proven technology and patents	111,652	(59,102)	$52,550	115,680	(56,305)	59,375
Tradenames (finite life)	7,421	(3,084)	$4,337	8,206	(3,731)	4,475
Tradenames (indefinite life)	35,826	—	$35,826	35,949	—	35,949
Other	13,024	(6,272)	$6,752	10,641	(5,678)	4,963
	$452,754	$(154,392)	$298,362	$452,946	$(145,496)	$307,450

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $6.6 million and $6.2 million for the three months ended June 30, 2022 and 2021, respectively, and $13.4 million and $10.2 million for the six months ended June 30, 2022 and 2021, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $25.8 million for 2022, $25.0 million for 2023, $22.9 million for 2024, $22.0 million for 2025, $19.8 million for 2026, and $18.4 million for 2027. Purchased intangible amortization was $6.4 million, $4.9 million after tax, and $5.9 million, $4.5 million after tax, for the three months ended June 30, 2022 and 2021, respectively, and $13.0 million, $10.1 million after tax, and $9.7 million, $7.3 million after tax, for the six months ended June 30, 2022 and 2021, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $9.7 million and $10.0 million for the three months ended June 30, 2022 and 2021, respectively, and $19.4 million and $19.8 million for the six months ended June 30, 2022 and 2021, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.7 million and $9.2 million of share-based compensation expense for the three and six months ended June 30, 2022, respectively, compared to $4.6 million and $9.2 million for the corresponding periods in 2021.
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

Recent Accounting Pronouncements
In March 2020 and January 2021, the FASB issued ASU 2020-04 and ASU 2021-01: Reference Rate Reform which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022. The Company's interest rate and cross currency swaps, as mentioned in Note 4 to the consolidated financial statements, are governed by International Swaps and Derivatives Association ("ISDA") agreements, and the Company adheres to the ISDA's fallback protocol when LIBOR is discontinued. In addition, the Company renewed the LIBOR based credit agreement, as discussed further in Note 10 of the Annual Report Form 10-K, which includes a fallback protocol when LIBOR is discontinued. Based on these procedures, when LIBOR is discontinued the interest rate and cross currency swaps will not require de-designation if certain criteria are met. The Company expects the financial impact of the rate change when LIBOR is discontinued to be immaterial to its financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and six months ended June 30, 2022 and 2021 follows:

For the three months ended June 30, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$279,438	$33,291	$136,962	$213,131	$117,422	$780,244
Service Revenue:
Point in time	64,589	6,504	31,957	10,708	30,541	144,299
Over time	17,118	2,267	21,345	5,970	7,144	53,844
Total	$361,145	$42,062	$190,264	$229,809	$155,107	$978,387

For the three months ended June 30, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$252,668	$32,018	$145,687	$188,803	$117,310	$736,486
Service Revenue:
Point in time	54,493	6,534	37,089	12,633	29,711	140,460
Over time	16,149	2,284	18,946	4,085	5,941	47,405
Total	$323,310	$40,836	$201,722	$205,521	$152,962	$924,351

For the six months ended June 30, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$528,245	$67,201	$274,971	$381,120	$235,322	$1,486,859
Service Revenue:
Point in time	124,743	13,671	68,179	21,035	59,143	286,771
Over time	33,978	4,459	39,999	10,360	13,752	102,548
Total	$686,966	$85,331	$383,149	$412,515	$308,217	$1,876,178

For the six months ended June 30, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$457,859	$62,185	$282,586	$332,128	$228,643	$1,363,401
Service Revenue:
Point in time	106,084	13,425	72,719	21,975	57,588	271,791
Over time	31,326	4,507	38,767	7,492	11,457	93,549
Total	$595,269	$80,117	$394,072	$361,595	$297,688	$1,728,741
A summary of revenue by major geographic destination for the three and six months ended June 30 follows:

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Americas	$393,707	$353,415	$746,396	$656,754
Europe	242,738	260,190	492,522	501,566
Asia / Rest of World	341,942	310,746	637,260	570,421
Total	$978,387	$924,351	$1,876,178	$1,728,741

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

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Laboratory	$545,925	$506,106	$1,059,475	$950,732
Industrial	384,173	368,013	727,911	678,791
Retail	48,289	50,232	88,792	99,218
Total	$978,387	$924,351	$1,876,178	$1,728,741

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of June 30, 2022 and December 31, 2021 was $35.3 million and $32.1 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the six month periods ending June 30, 2022 and 2021 are as follows:

	2022	2021
Beginning balances as of January 1	$192,648	$149,106
Customer pre-payments/deferred revenue	377,052	323,654
Revenue recognized	(345,070)	(278,817)
Foreign currency translation	(9,497)	(1,744)
Ending balance as of June 30	$215,133	$192,199
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
4.     FINANCIAL INSTRUMENTS
The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. The Company enters into certain interest rate and cross currency swap agreements in order to manage its exposure to changes in interest rates. The amount of the Company's fixed obligation interest payments may change based upon the expiration dates of its interest rate and cross currency swap agreements and the level and composition of its debt. The Company also enters into certain foreign currency forward contracts to limit the Company's exposure to currency fluctuations on the respective hedged items. For additional disclosures on derivative instruments regarding balance sheet location, fair value, and the amounts reclassified into other comprehensive income and the effective portion of the cash flow hedges, also see Note 5 and Note 9 to the interim consolidated financial statements. As also described in Note 7, the Company has designated its euro-denominated debt as a hedge of a portion of its net investment in euro-denominated foreign subsidiary.
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
In 2015, the Company entered into an interest rate swap agreement designated as a cash flow hedge. The agreement has the effect of changing the floating rate LIBOR-based interest payments associated with $100 million of borrowings under the Company's credit agreement to a fixed obligation of 2.25% beginning in February 2017 and matured in February 2022.
    The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at June 30, 2022 and December 31, 2021, respectively. A derivative gain of $6.0 million based upon interest rates and foreign currency rates at June 30, 2022, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of June 30, 2022.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at June 30, 2022 and December 31, 2021, respectively, and disclosed in Note 5. The Company recognized in other charges (income) related to these instruments, a net loss of $10.0 million and net gain of $0.8 million during the three months ended June 30, 2022 and 2021, respectively, and a net loss of $8.5 million and a net gain of $13.2 million during the six months ended June 30, 2022 and 2021, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At June 30, 2022 and December 31, 2021, these contracts had a notional value of $736.8 million and $1.0 billion, respectively.
5.    FAIR VALUE MEASUREMENTS
At June 30, 2022 and December 31, 2021, the Company had derivative assets totaling $16.5 million and $6.0 million respectively, and derivative liabilities totaling $14.5 million and $10.3 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not need to present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at June 30, 2022 and December 31, 2021.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The following table presents the Company's assets and liabilities, which are all categorized as Level 2, that are measured at fair value on a recurring basis. The Company does not have any assets or liabilities which are categorized as Level 1 or Level 3, with the exception of the PendoTECH contingent consideration described below.

	June 30, 2022	December 31, 2021	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$5,503	$3,927	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	11,022	2,119	Other non-current assets
Total derivative assets	$16,525	$6,046

Foreign currency forward contracts not designated as hedging instruments	$12,787	$4,510	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	—	352	Accrued and other liabilities
Cross currency swap agreement	1,687	—	Accrued and other liabilities
Cross currency swap agreement	—	5,482	Other non-current liabilities
Total derivative liabilities	$14,474	$10,344
The Company had $19.2 million and $18.5 million of cash equivalents at June 30, 2022 and December 31, 2021, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt exceeds the carrying value by approximately $149.5 million as of June 30, 2022. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the three months ended June 30, 2022, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $7.9 million is included in financing activities for the amount accrued at the acquisition date and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP. The estimated fair value of the remaining contingent consideration obligation of $10.0 million is based upon actual results and future financial projections as of June 30, 2022. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.
6.    INCOME TAXES
The Company's reported tax rate was 17.4% and 19.8% during the three months ended June 30, 2022 and 2021, respectively and 17.8% and 19.6% during the six months ended June 30, 2022 and 2021, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% and 19.5% before non-recurring discrete tax items during 2022 and 2021, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    DEBT
Debt consisted of the following at June 30, 2022:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	131,933	131,933
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	142,487	142,487
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	131,933	131,933
Debt issuance costs, net	(2,334)	(1,553)	(3,887)
Total Senior Notes	747,666	404,800	1,152,466
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	514,491	201,509	716,000
Other local arrangements	3,229	56,337	59,566
Total debt	1,265,386	662,646	1,928,032
Less: current portion	(50,358)	(56,216)	(106,574)
Total long-term debt	$1,215,028	$606,430	$1,821,458
As of June 30, 2022, the Company had $528.0 million of additional borrowings available under its Credit Agreement, and the Company maintained $109.4 million of cash and cash equivalents.
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
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $19.1 million and an unrealized loss of $5.8 million for the three months ended June 30, 2022 and 2021, respectively, and an unrealized gain of $30.4 million and an unrealized loss of $11.8 million for the six month periods ended June 30, 2022 and 2021, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company has a gain of $35.9 million recorded in accumulated other comprehensive income (loss) as of June 30, 2022.

Other Local Arrangements
In April 2018, two of the Company's non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2022.

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
The Company has $1.5 billion of remaining availability for its share repurchase program as of June 30, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 30.6 million shares since the inception of the program in 2004 through June 30, 2022. During the six months ended June 30, 2022 and 2021, the Company spent $550.0 million and $475.0 million on the repurchase of 408,901 shares and 390,538 shares at an average price per share of $1,345.05 and $1,216.25, respectively. The Company also reissued 72,408 shares and 35,636 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2022 and 2021, respectively.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of June 30:

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Net earnings	$212,070	$184,763	$386,071	$334,426
Other comprehensive income (loss), net of tax	(31,491)	9,152	(27,141)	32,333
Comprehensive income, net of tax	$180,579	$193,915	$358,930	$366,759

    The following table presents changes in accumulated other comprehensive income by component for the six months ended June 30, 2022 and 2021:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	11,343	—	11,343
Foreign currency translation adjustment	(46,982)	—	10,003	(36,979)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(8,268)	6,763	(1,505)
Net change in other comprehensive income (loss), net of tax	(46,982)	3,075	16,766	(27,141)
Balance at June 30, 2022	$(66,548)	$3,077	$(218,894)	$(282,365)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	5,934	—	5,934
Foreign currency translation adjustment	11,717	—	9,147	20,864
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(4,732)	10,267	5,535
Net change in other comprehensive income (loss), net of tax	11,717	1,202	19,414	32,333
Balance at June 30, 2021	$(19,384)	$(277)	$(282,931)	$(302,592)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and six month periods ended June 30:

	Three Months Ended
	June 30,
	2022	2021	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$—	$543	Interest expense
Cross currency swap agreement	(5,735)	2,876	(a)
Total before taxes	(5,735)	3,419
Provision for taxes	(1,090)	684	Provision for taxes
Total, net of taxes	$(4,645)	$2,735

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,222	$6,482	(b)
Provision for taxes	908	1,367	Provision for taxes
Total, net of taxes	$3,314	$5,115

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
(a) The cross currency swap reflects an unrealized gain of $5.0 million for the three months ended June 30, 2022 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $0.7 million recorded in interest expense for the three months ended June 30, 2022.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended June 30, 2022 and 2021.

	Six Months Ended
	June 30,
	2022	2021	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$352	$1,074	Interest expense
Cross currency swap agreement	(10,531)	(6,832)	(a)
Total before taxes	(10,179)	(5,758)
Provision for taxes	(1,911)	(1,026)	Provision for taxes
Total, net of taxes	$(8,268)	$(4,732)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$8,615	$13,011	(b)
Provision for taxes	1,852	2,744	Provision for taxes
Total, net of taxes	$6,763	$10,267
(a) The cross currency swap reflects an unrealized gain of $9.4 million for the six months ended June 30, 2022 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.1 million recorded in interest expense for the six months ended June 30, 2022.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the six months ended June 30, 2022 and 2021.

10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and six months ended June 30, relating to outstanding stock options and restricted stock units:

	2022	2021
Three months ended	228,291	330,638
Six months ended	248,580	326,169
Outstanding options and restricted stock units to purchase or receive 39,156 shares of common stock for the three month period ended June 30, 2022 have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. For the three months ended June 30, 2021, there were no-anti-dilutive outstanding options or restricted stock units. Options and restricted stock units to purchase or receive 38,465 and 23,620 shares for the six month period ended June 30, 2022 and 2021, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
11.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost, net	$416	$374	$4,775	$4,907	$—	$—	$5,191	$5,281
Interest cost on projected benefit obligations	674	549	1,492	858	3	2	2,169	1,409
Expected return on plan assets	(1,547)	(1,494)	(9,023)	(8,904)	—	—	(10,570)	(10,398)
Recognition of prior service cost	—	—	(1,045)	(465)	(19)	(19)	(1,064)	(484)
Recognition of actuarial losses/(gains)	585	729	4,709	6,246	(8)	(9)	5,286	6,966
Net periodic pension cost/(credit)	$128	$158	$908	$2,642	$(24)	$(26)	$1,012	$2,774

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the six months ended June 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost, net	$832	$748	$9,765	$9,852	$—	$—	$10,597	$10,600
Interest cost on projected benefit obligations	1,348	1,098	3,051	1,708	6	4	4,405	2,810
Expected return on plan assets	(3,094)	(2,988)	(18,447)	(17,875)	—	—	(21,541)	(20,863)
Recognition of prior service cost	—	—	(2,141)	(936)	(37)	(38)	(2,178)	(974)
Recognition of actuarial losses/(gains)	1,169	1,458	9,639	12,545	(15)	(18)	10,793	13,985
Net periodic pension cost/(credit)	$255	$316	$1,867	$5,294	$(46)	$(52)	$2,076	$5,558

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, the Company expects to make employer contributions of approximately $28.2 million to its non-U.S. pension plans and employer contributions of approximately $0.1 million to its U.S. post-retirement medical plan during the year ended December 31, 2022. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended June 30, 2022 and 2021 were $4.2 million and $2.5 million, respectively, and $8.5 million and $5.0 million for the six months ended June 30, 2022 and 2021, respectively. Other charges (income), net also included $0.5 million and $2.8 million of acquisition costs for the six months ended June 30, 2022 and 2021, respectively.

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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of June 30,
For the three months ended	External	Other	Total Net	Segment	2022
June 30, 2022	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$361,145	$40,314	$401,459	$92,796	$514,057
Swiss Operations	42,062	210,449	252,511	72,012	22,634
Western European Operations	190,264	47,474	237,738	35,233	92,215
Chinese Operations	229,809	75,123	304,932	105,456	665
Other (a)	155,107	709	155,816	22,243	13,878
Eliminations and Corporate (b)	—	(374,069)	(374,069)	(42,308)	—
Total	$978,387	$—	$978,387	$285,432	$643,449

	Net Sales to	Net Sales to
For the six months ended	External	Other	Total Net	Segment
June 30, 2022	Customers	Segments	Sales	Profit
U.S. Operations	$686,966	$79,887	$766,854	$167,982
Swiss Operations	85,331	404,284	489,615	143,334
Western European Operations	383,149	97,601	480,751	74,013
Chinese Operations	412,515	155,562	568,077	190,424
Other (a)	308,217	1,673	309,888	42,695
Eliminations and Corporate (b)	—	(739,007)	(739,007)	(91,771)
Total	$1,876,178	$—	$1,876,178	$526,677

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
    A reconciliation of earnings before taxes to segment profit for the three and six month periods ended June 30 follows:

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Earnings before taxes	$256,692	$230,384	$469,693	$415,798
Amortization	16,365	16,218	32,969	30,102
Interest expense	12,765	10,439	24,103	19,910
Restructuring charges	1,770	876	5,781	2,069
Other income, net	(2,160)	(2,661)	(5,869)	(1,951)
Segment profit	$285,432	$255,256	$526,677	$465,928

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
COVID-19
Since late 2019, the coronavirus pandemic (COVID-19) has spread globally in all countries where we conduct business. The COVID-19 pandemic is evolving and has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders and lockdowns, travel restrictions, vaccination and testing requirements, and other public health safety measures. These restrictions continue to change as COVID-19 evolves, variants and subvariants are discovered, and vaccinations and booster doses are distributed in each country and region. The emergence of the Omicron variant of COVID-19 in late 2021 and, more recently, the emergence of additional subvariants have presented particular challenges to the global economy given the high level of transmissibility, which can cause many people to be affected at the same time or over a short period of time. For example, China has instituted lockdowns in certain cities, such as Shanghai in the second quarter where we conduct a certain portion of our business (including manufacturing), as part of the government's response to rising COVID-19 outbreaks. The location and length of potential future lockdowns will determine the extent to which any lockdowns impact our business and supply chain, as well as the global economy.We continue to monitor and comply with all global restrictions and requirements relating to COVID-19.
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
Our production and logistics facilities are currently operational, and our employees continue to adhere to any applicable jurisdictional lockdowns and stay-at-home orders. Our supply chain is currently facing wide-ranging global challenges, although we have been able to meet delivery requirements of our customers with some interruption. We continue to closely monitor risks associated with our supply chain, including the ongoing and potentially future lockdowns in China, availability of certain components, material shortages, supplier delays, potential transportation delays, and higher transportation and material costs, which could significantly adversely affect sales and/or profitability in future quarters. We also continue to leverage our digital and remote sales capabilities, and our service organization continues to provide on-site and remote customer support to facilitate uptime, productivity, and regulatory compliance.
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
Recent Developments in Ukraine
In 2021, approximately 1% of our net sales were in Russia and Ukraine, and we have an immaterial amount of assets and liabilities in both countries as of June 30, 2022. We also do not have manufacturing in Russia or Ukraine.
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
While it is difficult to estimate the impact of the ongoing invasion on the global economy, including increased inflation, higher energy and transportation costs and potential energy shortages, the invasion of Ukraine could adversely impact our financial results and presents several risks to our business as further described in Part II, Item 1A, “Risk Factors” of this Quarterly Report. Uncertainties related to this conflict and the resulting impact to the global economy and market conditions can change quickly.
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and six month periods ended June 30, 2022 and 2021 (amounts in thousands).

	Three months ended June 30,				Six months ended June 30,
	2022		2021		2022		2021
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$978,387	100.0	$924,351	100.0	$1,876,178	100.0	$1,728,741	100.0
Cost of sales	406,726	41.6	387,447	41.9	784,932	41.8	720,141	41.7
Gross profit	571,661	58.4	536,904	58.1	1,091,246	58.2	1,008,600	58.3
Research and development	44,023	4.5	42,603	4.6	87,051	4.6	81,875	4.7
Selling, general and administrative	242,206	24.8	239,045	25.9	477,518	25.5	460,797	26.7
Amortization	16,365	1.6	16,218	1.8	32,969	1.8	30,102	1.7
Interest expense	12,765	1.3	10,439	1.1	24,103	1.3	19,910	1.2
Restructuring charges	1,770	0.2	876	0.1	5,781	0.3	2,069	0.1
Other charges (income), net	(2,160)	(0.2)	(2,661)	(0.3)	(5,869)	(0.3)	(1,951)	(0.1)
Earnings before taxes	256,692	26.2	230,384	24.9	469,693	25.0	415,798	24.0
Provision for taxes	44,622	4.5	45,621	4.9	83,622	4.4	81,372	4.7
Net earnings	$212,070	21.7	$184,763	20.0	$386,071	20.6	$334,426	19.3

Net sales
Net sales were $978.4 million and $924.4 million for the three months ended June 30, 2022, and 2021, respectively, and $1.9 billion and $1.7 billion for the six months ended June 30, 2022 and 2021, respectively. This represents an increase of 6% and 9% in U.S. dollars for the three and six months ended June 30, 2022, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 10% and 12% for the three and six months ended June 30, 2022, respectively. Net sales benefited approximately 1% from the PendoTECH acquisition for the six months ended June 30, 2022. We experienced broad-based growth with robust customer demand in most businesses and regions and excellent execution. We continue to benefit from our best-in-class sales and marketing programs, innovative product portfolio, and investments in our field service organization. However, uncertainties exist in the macro environment and global economy including the impact of COVID-19, related lockdowns in China, and the impact from the invasion of Ukraine. Furthermore, we face continuing challenges in the global supply chain and inflationary cost increases, and market conditions may change quickly.
Net sales by geographic destination for the three months ended June 30, 2022 in U.S. dollars increased 11% in the Americas and 10% in Asia/Rest of World and decreased 7% in Europe. In local currencies, our net sales by geographic destination increased 12% in the Americas, 4% in Europe, and 14% in Asia/Rest of World. Our net sales by geographic destination for the six months ended June 30, 2022 in U.S. dollars increased 14% in the Americas and 12% in Asia/Rest of World and decreased 2% in Europe. Net sales by geographic destination for the six months ended June 30, 2022 in local currencies increased 14% in the Americas, 7% in Europe, and 15% in Asia/Rest of World. Net sales in the Americas and in Europe both benefited approximately 1% from the PendoTECH acquisition for the six months ended June 30, 2022. Net sales growth in Asia/Rest of World in local currency includes 14% and 15% growth in China during the three and six months ended June 30, 2022, respectively. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2021, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 6% in U.S. dollars and 10% in local currencies for the three months ended June 30, 2022 and increased 9% in U.S. dollars and 12% in local currencies for the six months ended June 30, 2022, compared to the corresponding periods in 2021. Net sales of products benefited approximately 1% from the PendoTECH acquisition for the six months ended June 30, 2022. Service revenue (including spare parts) increased by 6% in U.S. dollars and 11% in local currencies for the three months ended June 30, 2022 and increased 7% in U.S. dollars and 11% in local currencies for the six months ended June 30, 2022, compared to the corresponding periods in 2021.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales, increased 8% in U.S. dollars and 13% in local currencies for the three months ended June 30, 2022, and increased 11% in U.S. dollars and 15% in local currencies for the six months ended June 30, 2022. The local currency increase in net sales of our laboratory-related products for the three and six months ended June 30, 2022 includes very strong growth in most product categories. Net sales of our laboratory products also benefited approximately 1% from the PendoTECH acquisition for the six months ended June 30, 2022.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales, increased 4% in U.S. dollars and 9% in local currencies for the three months ended June 30, 2022, and increased 7% in U.S. dollars and 10% in local currencies for the six months ended June 30, 2022. The local currency increase in net sales of our industrial-related products for the three and six months ended June 30, 2022 includes very strong growth in our core industrial business with particular strength in China.
Net sales in our food retailing products and services, which represented approximately 5% of our total net sales, decreased 4% in U.S. dollars and increased 3% in local currencies for the three months ended June 30, 2022, and decreased 11% in U.S. dollars and 6% in local currencies for the six months ended June 30, 2022. Food retailing for the three months ended June 30, 2022 increased in the Americas and Europe, offset in part by reduced sales in China. The local currency decrease in net sales in our food retailing products for the six months ended June 30, 2022 was negatively impacted by weak market dynamics, especially in China, offset in part by growth in the Americas.

Gross profit
Gross profit as a percentage of net sales was 58.4% and 58.1% for the three months ended June 30, 2022 and 2021, respectively, and 58.2% and 58.3% for the six months ended June 30, 2022 and 2021, respectively.
Gross profit as a percentage of net sales for products was 60.5% and 60.1% for the three months ended June 30, 2022 and 2021, respectively, and 59.8% and 60.4% for the six months ended June 30, 2022 and 2021.
Gross profit as a percentage of net sales for services (including spare parts) was 50.2% and 50.3% for the three months ended June 30, 2022 and 2021, respectively, and 51.8% and 50.5% for the six months ended June 30, 2022 and 2021, respectively.
The increase in gross profit as a percentage of net sales for the three months ended June 30, 2022 primarily reflects favorable price realization and increased sales volume, offset in part by higher material costs. Gross profit as a percentage of sales for the six months ended June 30, 2022 was negatively impacted by increased material and transportation costs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.5% and 4.6% for the three months ended June 30, 2022 and 2021, respectively, and was 4.6% and 4.7% for the six months ended June 30, 2022 and 2021, respectively. Research and development expenses increased 3% in U.S. dollars and 8% in local currencies for the three months ended June 30, 2022, and increased 6% in U.S. dollars and 9% in local currencies for the six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The local currency increase primarily relates to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 24.8% and 25.9% for the three months ended June 30, 2022 and 2021, respectively, and were 25.5% and 26.7% for the six months ended June 30, 2022 and 2021, respectively. Selling, general and administrative expenses increased 1% in U.S. dollars and 6% in local currencies for the three months ended June 30, 2022, and increased 4% in U.S. dollars and 7% in local currencies for the six months ended June 30, 2022. The local currency increase includes investments in sales and marketing.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $16.4 million and $16.2 million for the three months ended June 30, 2022 and 2021, respectively, and $33.0 million and $30.1 million for the six months ended June 30, 2022 and 2021, respectively.
Interest expense was $12.8 million and $10.4 million for the three months ended June 30, 2022 and 2021, respectively, and $24.1 million and $19.9 million for the six months ended June 30, 2022 and 2021, respectively.
Restructuring charges were $1.8 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $5.8 million and $2.1 million for the six months ended June 30, 2022. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $4.2 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively, and $8.5 million and $5.0 million and for the six months ended June 30, 2022 and 2021, respectively. Other charges (income), net also included $0.5 million and $2.8 million of acquisition costs for the six months ended June 30, 2022 and 2021, respectively.

Our reported tax rate was 17.4% and 19.8% during the three months ended June 30, 2022 and 2021, respectively, and 17.8% and 19.6% during the six months ended June 30, 2022 and 2021, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19% and 19.5% before non-recurring discrete tax items for the periods ended June 30, 2022 and 2021, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
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
U.S. Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2022	2021	%	2022	2021	%
Total net sales	$401,459	$361,817	11%	$766,854	$670,561	14%
Net sales to external customers	$361,145	$323,310	12%	$686,966	$595,269	15%
Segment profit	$92,796	$79,272	17%	$167,982	$142,943	18%

Total net sales increased 11% and 14% for the three and six months ended June 30, 2022, respectively, compared with the corresponding periods in 2021. Net sales to external customers increased 12% for the three months and 15% for the six months ended June 30, 2022, compared with the corresponding period in 2021. Net sales to external customers for the three and six months ended June 30, 2022 includes very strong growth in most product categories. Net sales to external customers in our U.S. Operations also benefited approximately 2% from the PendoTECH acquisition for the six months ended June 30, 2022.

Segment profit increased $13.5 million and $25.0 million for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. Segment profit during the three and six months ended June 30, 2022 includes higher net sales volume and benefits from our margin expansion initiatives, offset in part by higher material and transportation costs.
Swiss Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2022	2021	%1)	2022	2021	%1)
Total net sales	$252,511	$242,018	4%	$489,615	$465,764	5%
Net sales to external customers	$42,062	$40,836	3%	$85,331	$80,117	7%
Segment profit	$72,012	$69,516	4%	$143,334	$134,395	7%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales increased 4% in U.S. dollars and 10% in local currency for the three months ended June 30, 2022, and increased 5% in U.S. dollars and 9% in local currency for the six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. Net sales to external customers increased 3% in U.S. dollars and 7% in local currency for the three months ended June 30, 2022 and increased 7% in U.S. dollars and 9% in local currency for the six months ended June 30, 2022, compared to the corresponding periods in 2021. The increase in local currency net sales to external customers for the three and six months ended June 30, 2022 includes strong growth in laboratory-related products.

Segment profit increased $2.5 million and $8.9 million the three and six months ended June 30, 2022, compared to the corresponding periods in 2021. Segment profit during the three and six months ended June 30, 2022 includes higher net sales volume and benefits from our margin expansion initiatives, offset in part by higher transportation and material costs and unfavorable foreign currency translation.
Western European Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2022	2021	%1)	2022	2021	%1)
Total net sales	$237,738	$257,595	(8)%	$480,751	$502,200	(4)%
Net sales to external customers	$190,264	$201,722	(6)%	$383,149	$394,072	(3)%
Segment profit	$35,233	$38,476	(8)%	$74,013	$76,342	(3)%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 8% in U.S. dollars and increased 4% in local currencies for the three months ended June 30, 2022 and decreased 4% in U.S. dollars and increased 5% in local currencies for the six months ended June 30, 2022, compared to the corresponding periods in 2021. Net sales to external customers decreased 6% in U.S. dollars and increased 7% in local currencies for the three months ended June 30, 2022, and decreased 3% in U.S. dollars and increased 7% in local currencies for the six months ended June 30, 2022, compared to the corresponding periods in 2021. The increase in local currency net sales to external customers for the three and six months ended June 30, 2022 includes solid growth in most product categories, with particularly strong growth in laboratory products. Net sales to external customers for the six months ended June 30, 2022 includes a decline in food retailing.
Segment profit decreased $3.2 million and $2.3 million for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. Segment profit decreased during the three and six months ended June 30, 2022 primarily due to unfavorable currency translation and higher transportation and material costs, offset in part by higher sales volume and benefits from our margin expansion initiatives.
Chinese Operations (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2022	2021	%1)	2022	2021	%1)
Total net sales	$304,932	$278,050	10%	$568,077	$503,202	13%
Net sales to external customers	$229,809	$205,521	12%	$412,515	$361,595	14%
Segment profit	$105,456	$94,663	11%	$190,424	$166,687	14%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 10% in U.S. dollars and 12% in local currency for the three months ended June 30, 2022 and increased 13% in both U.S. dollars and in local currency for the six months ended June 30, 2022, compared to the corresponding periods in 2021. Net sales to external customers increased 12% in U.S. dollars and 14% in local currency by origin for the three months ended June 30, 2022 and increased 14% in both U.S. dollars and in local currency during the six months ended June 30, 2022, compared to the corresponding periods in 2021. Net sales to external customers during the three and six months ended June 30, 2022 includes especially strong growth in laboratory and core industrial products, offset in part by a significant decline in food retailing. However, uncertainties exist, especially relating to potential additional COVID-19 lockdowns, and market conditions may change quickly.
Segment profit increased $10.8 million and $23.7 million for the three and six month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The increase in segment profit for the three and six months ended June 30, 2022 primarily reflects increased sales volume and benefits from our margin expansion initiatives, offset in part by higher transportation and material costs and unfavorable currency translation.
Other (amounts in thousands)

	Three months ended June 30,			Six months ended June 30,
	2022	2021	%1)	2022	2021	%1)
Total net sales	$155,816	$154,237	1%	$309,888	$300,059	3%
Net sales to external customers	$155,107	$152,962	1%	$308,217	$297,688	4%
Segment profit	$22,243	$21,414	4%	$42,695	$41,586	3%
1)Represents U.S. dollar growth for net sales and segment profit.

Net sales to external customers increased 1% in U.S. dollars and 9% in local currencies for the three months ended June 30, 2022 and increased 4% in U.S. dollars and 10% in local currencies for the six months ended June 30, 2022, compared to the corresponding periods in 2021. The increase in net sales to external customers for the three and six months ended June 30, 2022 includes strong growth in most product categories.
Segment profit increased $0.8 million and $1.1 million for the three and six months ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The increase in segment profit for the three and six months ended June 30, 2022 is primarily related to increased sales volume, offset by unfavorable foreign currency translation and higher transportation and material costs.
Liquidity and Capital Resources
Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes available borrowings under our Credit Agreement, the ability to obtain appropriate financing and our cash and cash equivalent balances. Currently, our liquidity needs are primarily driven by working capital requirements, capital expenditures, share repurchases and acquisitions. Global market conditions can be uncertain, and our ability to generate cash flow could be reduced by a deterioration in global markets.
We currently believe that cash flows from operating activities, together with liquidity available under our Credit Agreement, local working capital facilities, and cash balances, will be sufficient to fund currently anticipated working capital needs and spending requirements for at least the foreseeable future.
Cash provided by operating activities totaled $310.0 million during the six months ended June 30, 2022, compared to $404.4 million in the corresponding period in 2021. The decrease for the six months ended June 30, 2022 is primarily related to higher cash incentive payments related to our strong previous year performance, as well as increased inventory levels.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $62.4 million for the six months ended June 30, 2022 compared to $47.4 million in the corresponding period in 2021.
In September 2021, we entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of June 30, 2022, we have obtained $25.0 million of the $35.8 million of total funding to be received through 2023, which will offset associated capital expenditures. During the six months ended June 30, 2022, we incurred approximately $24.9 million of capital expenditures relating to this funding agreement.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the six months ended June 30, 2022, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $7.9 million is included in financing activities for the amount accrued at the acquisition date and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $550.0 million and $475.0 million on the repurchase of 408,901 shares and 390,538 shares, during the six months ended June 30, 2022 and 2021, respectively.

    Senior Notes and Credit Facility Agreement
Our debt consisted of the following at June 30, 2022:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	131,933	131,933
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	142,487	142,487
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	131,933	131,933
Debt issuance costs, net	(2,334)	(1,553)	(3,887)
Total Senior Notes	747,666	404,800	1,152,466
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	514,491	201,509	716,000
Other local arrangements	3,229	56,337	59,566
Total debt	1,265,386	662,646	1,928,032
Less: current portion	(50,358)	(56,216)	(106,574)
Total long-term debt	$1,215,028	$606,430	$1,821,458

As of June 30, 2022, approximately $528.0 million of additional borrowings was available under our Credit Agreement, and we maintained $109.4 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of June 30, 2022.
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
Share Repurchase Program
We have $1.5 billion of remaining availability for our share repurchase program as of June 30, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 30.6 million shares since the inception of the program through June 30, 2022. During the six months ended June 30, 2022 and 2021, we spent $550.0 million and $475.0 million on the repurchase of 408,901 and 390,538 shares at an average price per share of $1,345.05 and $1,216.25, respectively. We also reissued 72,408 shares and 35,636 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2022 and 2021, respectively.
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
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.3 million to $3.5 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at June 30, 2022, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $35.0 million in the reported U.S. dollar value of our debt.
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
Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2022, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and six months ended June 30, 2022 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and as updated in the Company's Form 10-Q for the period ended March 31, 2022.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
April 1 to April 30, 2022	64,183	$1,329.13	64,183	$1,698,120
May 1 to May 31, 2022	79,492	$1,252.33	79,492	$1,598,568
June 1 to June 30, 2022	74,633	$1,207.74	74,633	$1,508,429
Total	218,308	$1,259.67	218,308	$1,508,429

The Company has $1.5 billion of remaining availability for its share repurchase program as of June 30, 2022. We have purchased 30.6 million shares since the inception of the program through June 30, 2022.
During the six months ended June 30, 2022 and 2021, we spent $550.0 million and $475.0 million on the repurchase of 408,901 and 390,538 shares at an average price per share of $1,345.05 and $1,216.25, respectively. We also reissued 72,408 shares and 35,636 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the six months ended June 30, 2022 and 2021, respectively.

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

Mettler-Toledo International Inc.
Date:	July 29, 2022	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer