Form 10-Q
period 2022-09-30
METTLER TOLEDO INTERNATIONAL INC/
filed 2022-11-04
CIK 1037646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022, OR
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

The Registrant had 22,294,189 shares of Common Stock outstanding at September 30, 2022.

METTLER-TOLEDO INTERNATIONAL INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Three months ended September 30, 2022 and 2021
(In thousands, except share data)
(unaudited)

	September 30, 2022	September 30, 2021
Net sales
Products	$783,986	$760,844
Service	201,860	191,106
Total net sales	985,846	951,950
Cost of sales
Products	305,337	304,290
Service	95,853	91,840
Gross profit	584,656	555,820
Research and development	44,129	42,276
Selling, general and administrative	233,357	240,734
Amortization	16,728	16,039
Interest expense	14,484	11,791
Restructuring charges	2,022	650
Other charges (income), net	(1,949)	(3,257)
Earnings before taxes	275,885	247,587
Provision for taxes	55,288	43,899
Net earnings	$220,597	$203,688

Basic earnings per common share:
Net earnings	$9.85	$8.83
Weighted average number of common shares	22,403,393	23,056,924

Diluted earnings per common share:
Net earnings	$9.76	$8.71
Weighted average number of common and common equivalent shares	22,610,027	23,393,579

Comprehensive income, net of tax (Note 9)	$178,448	$208,428

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
Nine months ended September 30, 2022 and 2021
(In thousands, except share data)
(unaudited)

	September 30, 2022	September 30, 2021
Net sales
Products	$2,270,845	$2,124,245
Service	591,179	556,446
Total net sales	2,862,024	2,680,691
Cost of sales
Products	902,445	843,613
Service	283,677	272,658
Gross profit	1,675,902	1,564,420
Research and development	131,180	124,151
Selling, general and administrative	710,875	701,531
Amortization	49,697	46,141
Interest expense	38,587	31,701
Restructuring charges	7,803	2,719
Other charges (income), net	(7,818)	(5,208)
Earnings before taxes	745,578	663,385
Provision for taxes	138,910	125,271
Net earnings	$606,668	$538,114

Basic earnings per common share:
Net earnings	$26.86	$23.19
Weighted average number of common shares	22,587,026	23,203,257

Diluted earnings per common share:
Net earnings	$26.58	$22.86
Weighted average number of common and common equivalent shares	22,821,408	23,536,615

Comprehensive income, net of tax (Note 9)	$537,378	$575,187

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED BALANCE SHEETS
As of September 30, 2022 and December 31, 2021
(In thousands, except share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$122,136	$98,564
Trade accounts receivable, less allowances of $22,094 at September 30, 2022
and $22,176 at December 31, 2021	611,399	647,335
Inventories	451,320	414,543
Other current assets and prepaid expenses	131,047	108,916
Total current assets	1,315,902	1,269,358
Property, plant and equipment, net	728,602	799,365
Goodwill	636,089	648,622
Other intangible assets, net	297,435	307,450
Deferred tax assets, net	34,986	39,496
Other non-current assets	281,446	262,507
Total assets	$3,294,460	$3,326,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$226,681	$272,911
Accrued and other liabilities	202,039	208,811
Accrued compensation and related items	184,773	236,265
Deferred revenue and customer prepayments	198,179	192,648
Taxes payable	199,626	134,769
Short-term borrowings and current maturities of long-term debt	153,639	101,134
Total current liabilities	1,164,937	1,146,538
Long-term debt	1,825,253	1,580,808
Deferred tax liabilities, net	76,532	62,230
Other non-current liabilities	310,547	365,801
Total liabilities	3,377,269	3,155,377
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares;
issued 44,786,011 and 44,786,011 shares; outstanding 22,294,189 shares and
22,843,103 shares at September 30, 2022 and December 31, 2021, respectively	448	448
Additional paid-in capital	842,421	825,974
Treasury stock at cost (22,491,822 shares at September 30, 2022 and 21,942,908 shares at December 31, 2021)	(7,064,513)	(6,259,049)
Retained earnings	6,463,349	5,859,272
Accumulated other comprehensive loss	(324,514)	(255,224)
Total shareholders' equity	(82,809)	171,421
Total liabilities and shareholders’ equity	$3,294,460	$3,326,798

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine months ended September 30, 2022 and 2021
(In thousands, except share data)
(unaudited)

			Additional Paid-in Capital			Accumulated Other Comprehensive Income (Loss)
	Common Stock			Treasury Stock	Retained Earnings
	Shares	Amount					Total
Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options and restricted stock units	22,388	—	1,239	4,682	(872)	—	5,049
Repurchases of common stock	(224,808)	—	—	(262,500)	—	—	(262,500)
Share-based compensation	—	—	4,575	—	—	—	4,575
Net earnings	—	—	—	—	149,663	—	149,663
Other comprehensive income (loss), net of tax	—	—	—	—	—	23,181	23,181
Balance at March 31, 2021	23,269,421	$448	$810,954	$(5,541,402)	$5,244,387	$(311,744)	$202,643
Exercise of stock options and restricted stock units	13,248	—	—	2,849	(65)	—	2,784
Repurchases of common stock	(165,730)	—	—	(212,499)	—	—	(212,499)
Share-based compensation	—	—	4,581	—	—	—	4,581
Net earnings	—	—	—	—	184,763	—	184,763
Other comprehensive income (loss), net of tax	—	—	—	—	—	9,152	9,152
Balance at June 30, 2021	23,116,939	$448	$815,535	$(5,751,052)	$5,429,085	$(302,592)	$191,424
Exercise of stock options and restricted stock units	35,488	—	—	7,889	(808)	—	7,081
Repurchases of common stock	(166,772)	—	—	(252,499)	—	—	(252,499)
Share-based compensation	—	—	4,737	—	—	—	4,737
Net earnings	—	—	—	—	203,688	—	203,688
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,740	4,740
Balance at September 30, 2021	22,985,655	$448	$820,272	$(5,995,662)	$5,631,965	$(297,852)	$159,171

Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options and restricted stock units	27,795	—	1,020	6,669	(2,400)	—	5,289
Repurchases of common stock	(190,593)	—	—	(275,000)	—	—	(275,000)
Share-based compensation	—	—	4,509	—	—	—	4,509
Net earnings	—	—	—	—	174,001	—	174,001
Other comprehensive income (loss), net of tax	—	—	—	—	—	4,350	4,350
Balance at March 31, 2022	22,680,305	$448	$831,503	$(6,527,380)	$6,030,873	$(250,874)	$84,570
Exercise of stock options and restricted stock units	44,613	—	1,496	10,925	—	—	12,421
Repurchases of common stock	(218,308)	—	—	(274,999)	—	—	(274,999)
Share-based compensation	—	—	4,691	—	—	—	4,691
Net earnings	—	—	—	—	212,070	—	212,070
Other comprehensive income (loss), net of tax	—	—	—	—	—	(31,491)	(31,491)
Balance at June 30, 2022	22,506,610	$448	$837,690	$(6,791,454)	$6,242,943	$(282,365)	$7,262
Exercise of stock options and restricted stock units	8,058	—	—	1,941	(191)	—	1,750
Repurchases of common stock	(220,479)	—	—	(275,000)	—	—	(275,000)
Share-based compensation	—	—	4,731	—	—	—	4,731
Net earnings	—	—	—	—	220,597	—	220,597
Other comprehensive income (loss), net of tax	—	—	—	—	—	(42,149)	(42,149)
Balance at September 30, 2022	22,294,189	$448	$842,421	$(7,064,513)	$6,463,349	$(324,514)	$(82,809)

The accompanying notes are an integral part of these interim consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2022 and 2021
(In thousands)
(unaudited)

	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net earnings	$606,668	$538,114
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	35,001	33,440
Amortization	49,697	46,141
Deferred tax benefit	(4,881)	(6,072)
Share-based compensation	13,931	13,893
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable, net	(16,239)	(19,153)
Inventories	(78,574)	(87,568)
Other current assets	(14,509)	(3,596)
Trade accounts payable	(26,614)	44,170
Taxes payable	73,815	42,474
Accruals and other	(82,871)	65,876
Net cash provided by operating activities	555,424	667,719
Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	236	3,399
Purchase of property, plant and equipment	(89,213)	(69,796)
Proceeds from government funding	28,670	—
Acquisitions	(25,588)	(193,387)
Other investing activities	(3,463)	8,559
Net cash used in investing activities	(89,358)	(251,225)
Cash flows from financing activities:
Proceeds from borrowings	1,732,169	1,638,321
Repayments of borrowings	(1,348,152)	(1,249,177)
Proceeds from stock option exercises	19,460	14,914
Repurchases of common stock	(824,999)	(727,498)
Acquisition contingent consideration payment	(7,912)	—
Other financing activities	(1,172)	(2,864)
Net cash used in financing activities	(430,606)	(326,304)
Effect of exchange rate changes on cash and cash equivalents	(11,888)	(772)
Net increase (decrease) in cash and cash equivalents	23,572	89,418
Cash and cash equivalents:
Beginning of period	98,564	94,254
End of period	$122,136	$183,672

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
The accompanying interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. These financial statements were prepared using information reasonably available as of September 30, 2022 and through the date of this report. Actual results may differ from those estimates due to the uncertainty around the global economy, the magnitude and duration of the COVID-19 pandemic, the ongoing developments related to Ukraine, as well as other factors.
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
Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials and parts	$215,397	$184,624
Work-in-progress	80,898	76,019
Finished goods	155,025	153,900
	$451,320	$414,543
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
Other intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$289,709	$(88,707)	$201,002	$282,470	$(79,782)	$202,688
Proven technology and patents	109,967	(60,200)	$49,767	115,680	(56,305)	59,375
Tradenames (finite life)	7,490	(3,223)	$4,267	8,206	(3,731)	4,475
Tradenames (indefinite life)	35,683	—	$35,683	35,949	—	35,949
Other	13,242	(6,526)	$6,716	10,641	(5,678)	4,963
	$456,091	$(158,656)	$297,435	$452,946	$(145,496)	$307,450

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
The Company recognized amortization expense associated with the above intangible assets of $6.7 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively, and $20.1 million and $15.9 million for the nine months ended September 30, 2022 and 2021, respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated to be $25.4 million for 2022, $23.6 million for 2023, $22.8 million for 2024, $21.9 million for 2025, $19.7 million for 2026, and $18.4 million for 2027. Purchased intangible amortization was $6.4 million, $5.0 million after tax, and $5.5 million, $4.1 million after tax, for the three months ended September 30, 2022 and 2021, respectively, and $19.4 million, $15.0 million after tax, and $15.2 million, $11.5 million after tax, for the nine months ended September 30, 2022 and 2021, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software of $10.0 million and $10.3 million for the three months ended September 30, 2022 and 2021, respectively, and $29.4 million and $30 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Share-Based Compensation
The Company recognizes share-based compensation expense within selling, general and administrative in the consolidated statements of operations and other comprehensive income with a corresponding offset to additional paid-in capital in the consolidated balance sheet. The Company recorded $4.7 million and $13.9 million of share-based compensation expense for the three and nine months ended September 30, 2022, respectively, compared to $4.7 million and $13.9 million for the corresponding periods in 2021.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition and geography. A summary of revenue by the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021 follows:

For the three months ended September 30, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$287,948	$32,366	$129,089	$212,163	$122,421	$783,987
Service Revenue:
Point in time	65,596	6,401	29,071	13,543	30,248	144,859
Over time	20,220	2,205	22,799	4,016	7,760	57,000
Total	$373,764	$40,972	$180,959	$229,722	$160,429	$985,846

For the three months ended September 30, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$263,885	$33,612	$142,318	$193,727	$127,302	$760,844
Service Revenue:
Point in time	56,325	6,092	37,524	12,680	30,120	142,741
Over time	16,498	2,146	18,790	4,053	6,878	48,365
Total	$336,708	$41,850	$198,632	$210,460	$164,300	$951,950

For the nine months ended September 30, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$816,193	$99,567	$404,060	$593,283	$357,742	$2,270,845
Service Revenue:
Point in time	190,340	20,072	97,250	34,578	89,390	431,630
Over time	54,197	6,665	62,798	14,376	21,513	159,549
Total	$1,060,730	$126,304	$564,108	$642,237	$468,645	$2,862,024

For the nine months ended September 30, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$721,744	$95,797	$424,904	$525,855	$355,945	$2,124,245
Service Revenue:
Point in time	162,409	19,517	110,243	34,655	87,708	414,532
Over time	47,824	6,653	57,557	11,545	18,335	141,914
Total	$931,977	$121,967	$592,704	$572,055	$461,988	$2,680,691
A summary of revenue by major geographic destination for the three and nine months ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Americas	$408,207	$367,278	$1,154,602	$1,024,033
Europe	228,145	258,925	720,667	760,491
Asia / Rest of World	349,494	325,747	986,755	896,167
Total	$985,846	$951,950	$2,862,024	$2,680,691

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

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Laboratory	$555,112	$536,489	$1,614,586	$1,487,222
Industrial	386,543	370,505	1,114,454	1,049,295
Retail	44,191	44,956	132,984	144,174
Total	$985,846	$951,950	$2,862,024	$2,680,691

The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of September 30, 2022 and December 31, 2021 was $34.7 million and $32.1 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the nine month periods ending September 30, 2022 and 2021 are as follows:

	2022	2021
Beginning balances as of January 1	$192,648	$149,106
Customer pre-payments/deferred revenue	545,997	496,437
Revenue recognized	(523,022)	(446,775)
Foreign currency translation	(17,444)	(3,534)
Ending balance as of September 30	$198,179	$195,234
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
    The Company's cash flow hedges are recorded gross at fair value in the consolidated balance sheet at September 30, 2022 and December 31, 2021, respectively. A derivative gain of $7.2 million based upon interest rates and foreign currency rates at September 30, 2022, is expected to be reclassified from other comprehensive income (loss) to earnings in the next twelve months. The cash flow hedges remain effective as of September 30, 2022.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
Other Derivatives
The Company enters into foreign currency forward contracts in order to economically hedge short-term trade and non-trade intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese Renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at September 30, 2022 and December 31, 2021, respectively, and disclosed in Note 5. The Company recognized in other charges (income) related to these instruments, a net loss of $20.9 million and net gain of $3.3 million during the three months ended September 30, 2022 and 2021, respectively, and a net loss of $29.3 million and a net gain of $16.5 million during the nine months ended September 30, 2022 and 2021, respectively. The gains and losses are primarily offset by the underlying transaction gains and losses on the related intercompany balances. At September 30, 2022 and December 31, 2021, these contracts had a notional value of $757.5 million and $1.0 billion, respectively.
5.    FAIR VALUE MEASUREMENTS
At September 30, 2022 and December 31, 2021, the Company had derivative assets totaling $20.5 million and $6.0 million respectively, and derivative liabilities totaling $12.2 million and $10.3 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not need to present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross-currency swap agreements and foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk and counterparty credit risk in determining fair value and determined these adjustments were insignificant at September 30, 2022 and December 31, 2021.
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

	September 30, 2022	December 31, 2021	Balance Sheet Classification
Foreign currency forward contracts not designated as hedging instruments	$4,058	$3,927	Other current assets and prepaid expenses
Cash Flow Hedges:
Cross currency swap agreement	125	—	Other current assets and prepaid expenses
Cross currency swap agreement	16,318	2,119	Other non-current assets
Total derivative assets	$20,501	$6,046

Foreign currency forward contracts not designated as hedging instruments	$12,187	$4,510	Accrued and other liabilities
Cash Flow Hedges:
Interest rate swap agreements	—	352	Accrued and other liabilities
Cross currency swap agreement	—	5,482	Other non-current liabilities
Total derivative liabilities	$12,187	$10,344
The Company had $26.6 million and $18.5 million of cash equivalents at September 30, 2022 and December 31, 2021, respectively, the fair value of which is determined using Level 2 inputs, through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company's debt is less than the carrying value by approximately $242.3 million as of September 30, 2022. The fair value of the Company's fixed interest rate debt was estimated using Level 2 inputs, primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the nine months ended September 30, 2022, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $7.9 million is included in financing activities for the amount accrued at the acquisition date and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP. The estimated fair value of the remaining contingent consideration obligation of $10.0 million is based upon actual results and future financial projections as of September 30, 2022. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.
6.    INCOME TAXES
The Company's reported tax rate was 20.0% and 17.7% during the three months ended September 30, 2022 and 2021, respectively and 18.6% and 18.9% during the nine months ended September 30, 2022 and 2021, respectively. The provision for taxes is based upon using the Company's projected annual effective tax rate of 19.0% and 19.5% before non-recurring discrete tax items during 2022 and 2021, respectively. The difference between the Company's projected annual effective tax rate and the reported tax rate is primarily related to the timing of excess tax benefits associated with stock option exercises.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
7.    DEBT
Debt consisted of the following at September 30, 2022:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	120,301	120,301
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	129,925	129,925
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	120,301	120,301
Debt issuance costs, net	(2,398)	(1,521)	(3,919)
Total Senior Notes	897,602	369,006	1,266,608
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	495,806	159,149	654,955
Other local arrangements	4,563	52,766	57,329
Total debt	1,397,971	580,921	1,978,892
Less: current portion	(100,983)	(52,656)	(153,639)
Total long-term debt	$1,296,988	$528,265	$1,825,253
As of September 30, 2022, the Company had $589.3 million of additional borrowings available under its Credit Agreement, and the Company maintained $122.1 million of cash and cash equivalents.
In December 2021, the Company entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022 and an additional $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022. The Senior Notes will be senior unsecured obligations of the Company. The 2.81% Senior Notes mature in March 2037 and the 2.91% Senior Notes mature in September 2037. Interest on the 2.81% and 2.91% Senior Notes will be payable semi-annually in March and September each year. Interest payments on the 2.81% Senior Notes will begin in September 2022 and interest on the 2.91% will begin in March 2023. The terms of the Senior Notes are consistent with the previous Senior Notes as described in the Company's Annual Report Form 10-K. The Company will use the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in euro-denominated foreign subsidiaries to reduce foreign currency risk associated with the net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $35.8 million and an unrealized gain of $9.4 million for the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
three months ended September 30, 2022 and 2021, respectively, and an unrealized gain of $66.2 million and an unrealized gain of $21.2 million for the nine month periods ended September 30, 2022 and 2021, respectively. The Company has a gain of $71.7 million recorded in accumulated other comprehensive income (loss) as of September 30, 2022.

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

8.    SHARE REPURCHASE PROGRAM AND TREASURY STOCK
In November 2022, the Company's Board of Directors authorized an additional $2.5 billion to be added to its share repurchase program, which has $1.2 billion of remaining availability as of September 30, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.

The Company has purchased 30.8 million shares since the inception of the program in 2004 through September 30, 2022. During the nine months ended September 30, 2022 and 2021, the Company spent $825.0 million and $727.5 million on the repurchase of 629,380 shares and 557,310 shares at an average price per share of $1,310.79 and $1,305.35, respectively. The Company also reissued 80,466 shares and 71,124 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2022 and 2021, respectively.
9.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    Comprehensive income (loss), net of tax consisted of the following as of September 30:

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Net earnings	$220,597	$203,688	$606,668	$538,114
Other comprehensive income (loss), net of tax	(42,149)	4,740	(69,290)	37,073
Comprehensive income, net of tax	$178,448	$208,428	$537,378	$575,187

    The following table presents changes in accumulated other comprehensive income by component for the nine months ended September 30, 2022 and 2021:

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	18,512	—	18,512
Foreign currency translation adjustment	(101,250)	—	17,842	(83,408)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(14,434)	10,040	(4,394)
Net change in other comprehensive income (loss), net of tax	(101,250)	4,078	27,882	(69,290)
Balance at September 30, 2022	$(120,816)	$4,080	$(207,778)	$(324,514)

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) cash flow hedging arrangements	—	7,327	—	7,327
Foreign currency translation adjustment	8,102	—	12,062	20,164
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(5,773)	15,355	9,582
Net change in other comprehensive income (loss), net of tax	8,102	1,554	27,417	37,073
Balance at September 30, 2021	$(22,999)	$75	$(274,928)	$(297,852)

    The following table presents amounts recognized from accumulated other comprehensive income (loss) for the three and nine month periods ended September 30:

	Three Months Ended
	September 30,
	2022	2021	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$—	$551	Interest expense
Cross currency swap agreement	(7,612)	(1,793)	(a)
Total before taxes	(7,612)	(1,242)
Provision for taxes	(1,446)	(201)	Provision for taxes
Total, net of taxes	$(6,166)	$(1,041)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$4,173	$6,449	(b)
Provision for taxes	896	1,361	Provision for taxes
Total, net of taxes	$3,277	$5,088

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
(a) The cross currency swap reflects an unrealized gain of $6.2 million for the three months ended September 30, 2022 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $1.5 million recorded in interest expense for the three months ended September 30, 2022.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the three months ended September 30, 2022 and 2021.

	Nine Months Ended
	September 30,
	2022	2021	Location of Amounts Recognized in Earnings
Effective portion of (gains) / losses on cash flow hedging arrangements:
Interest rate swap agreements	$352	$1,625	Interest expense
Cross currency swap agreement	(18,144)	(8,625)	(a)
Total before taxes	(17,792)	(7,000)
Provision for taxes	(3,358)	(1,227)	Provision for taxes
Total, net of taxes	$(14,434)	$(5,773)

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses and prior service cost, before taxes	$12,788	$19,460	(b)
Provision for taxes	2,748	4,105	Provision for taxes
Total, net of taxes	$10,040	$15,355
(a) The cross currency swap reflects an unrealized gain of $15.6 million for the nine months ended September 30, 2022 recorded in other charges (income) that was offset by the underlying unrealized loss on the hedged debt. The cross currency swap also reflects a realized gain of $2.6 million recorded in interest expense for the nine months ended September 30, 2022.
(b) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and post-retirement cost. See Note 11 for additional details for the nine months ended September 30, 2022 and 2021.

10.    EARNINGS PER COMMON SHARE
In accordance with the treasury stock method, the Company has included the following common equivalent shares in the calculation of diluted weighted average number of common shares outstanding for the three and nine months ended September 30, relating to outstanding stock options and restricted stock units:

	2022	2021
Three months ended	206,634	336,655
Nine months ended	234,382	333,358
Outstanding options and restricted stock units to purchase or receive 39,214 and 3,692 shares of common stock for the three month period ended September 30, 2022 and 2021, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive. Options and restricted stock units to purchase or receive 38,870 and 20,384 shares for the nine month period ended September 30, 2022 and 2021, respectively, have been excluded from the calculation of diluted weighted average of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(In thousands, except share data, unless otherwise stated)
11.    NET PERIODIC PENSION COST
Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the three months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost, net	$416	$374	$4,732	$4,858	$—	$—	$5,148	$5,232
Interest cost on projected benefit obligations	674	546	1,447	843	3	2	2,124	1,391
Expected return on plan assets	(1,548)	(1,494)	(8,951)	(8,851)	—	—	(10,499)	(10,345)
Recognition of prior service cost	—	—	(1,046)	(462)	(19)	(18)	(1,065)	(480)
Recognition of actuarial losses/(gains)	584	728	4,665	6,211	(8)	(10)	5,241	6,929
Net periodic pension cost/(credit)	$126	$154	$847	$2,599	$(24)	$(26)	$949	$2,727

Net periodic pension cost for the Company’s defined benefit pension plans and U.S. post-retirement medical plan includes the following components for the nine months ended September 30:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other U.S. Post-retirement Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Service cost, net	$1,248	$1,122	$14,497	$14,710	$—	$—	$15,745	$15,832
Interest cost on projected benefit obligations	2,022	1,644	4,497	2,551	9	6	6,528	4,201
Expected return on plan assets	(4,642)	(4,482)	(27,398)	(26,726)	—	—	(32,040)	(31,208)
Recognition of prior service cost	—	—	(3,187)	(1,398)	(56)	(56)	(3,243)	(1,454)
Recognition of actuarial losses/(gains)	1,753	2,186	14,304	18,756	(23)	(28)	16,034	20,914
Net periodic pension cost/(credit)	$381	$470	$2,713	$7,893	$(70)	$(78)	$3,024	$8,285

As previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, the Company expects to make employer contributions of approximately $28.2 million to its non-U.S. pension plans during the year ended December 31, 2022. These estimates may change based upon several factors, including fluctuations in currency exchange rates, actual returns on plan assets and changes in legal requirements.

12.    OTHER CHARGES (INCOME), NET
Other charges (income), net includes non-service pension costs (benefits), (gains) losses from foreign currency transactions and related hedging activities, interest income and other items. Non-service pension benefits for the three months ended September 30, 2022 and 2021 were $4.2 million and $2.5 million, respectively, and $12.7 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively. Other charges (income), net also included $0.7 million and $2.8 million of acquisition costs for the nine months ended September 30, 2022 and 2021, respectively.
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
The following tables show the operations of the Company’s operating segments:

	Net Sales to	Net Sales to			As of September 30,
For the three months ended	External	Other	Total Net	Segment	2022
September 30, 2022	Customers	Segments	Sales	Profit	Goodwill
U.S. Operations	$373,764	$35,077	$408,841	$93,823	$514,057
Swiss Operations	40,972	207,349	248,321	77,457	21,950
Western European Operations	180,959	49,486	230,445	38,950	86,222
Chinese Operations	229,722	79,285	309,007	123,345	606
Other (a)	160,429	705	161,134	20,603	13,254
Eliminations and Corporate (b)	—	(371,902)	(371,902)	(47,008)	—
Total	$985,846	$—	$985,846	$307,170	$636,089

	Net Sales to	Net Sales to
For the nine months ended	External	Other	Total Net	Segment
September 30, 2022	Customers	Segments	Sales	Profit
U.S. Operations	$1,060,730	$114,965	$1,175,695	$261,805
Swiss Operations	126,304	611,632	737,936	220,791
Western European Operations	564,108	147,087	711,195	112,963
Chinese Operations	642,237	234,847	877,084	313,769
Other (a)	468,645	2,377	471,022	63,298
Eliminations and Corporate (b)	—	(1,110,908)	(1,110,908)	(138,779)
Total	$2,862,024	$—	$2,862,024	$833,847

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
    A reconciliation of earnings before taxes to segment profit for the three and nine month periods ended September 30 follows:

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Earnings before taxes	$275,885	$247,587	$745,578	$663,385
Amortization	16,728	16,039	49,697	46,141
Interest expense	14,484	11,791	38,587	31,701
Restructuring charges	2,022	650	7,803	2,719
Other income, net	(1,949)	(3,257)	(7,818)	(5,208)
Segment profit	$307,170	$272,810	$833,847	$738,738

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
General
Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
COVID-19
Since late 2019, the coronavirus pandemic (COVID-19) has spread globally in all countries where we conduct business. The COVID-19 pandemic is evolving and has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders and lockdowns, travel restrictions, vaccination and testing requirements, and other public health safety measures. These restrictions continue to change as COVID-19 evolves, variants and subvariants are discovered, and vaccinations and booster doses are distributed in each country and region. The emergence of COVID-19 variants and subvariants have presented particular challenges to the global economy given the high level of transmissibility, which can cause many people to be affected at the same time or over a short period of time. For example, China continues to institute lockdowns in certain cities as part of the government's response to COVID-19 outbreaks. The location and length of potential future lockdowns will determine the extent to which any lockdowns impact our business and supply chain, as well as the Chinese and global economies. We continue to monitor and comply with all global restrictions and requirements relating to COVID-19.
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
Our production and logistics facilities are currently operational, and our employees continue to adhere to any applicable jurisdictional lockdowns and stay-at-home orders. Our supply chain is currently facing wide-ranging global challenges, although we have been able to meet delivery requirements of our customers with some interruption. We continue to closely monitor risks associated with our supply chain, including ongoing and potential future lockdowns in China, availability of certain components, material shortages, supplier delays, potential transportation delays, and higher transportation and material costs, which could significantly adversely affect sales and/or profitability in future quarters. We also continue to leverage our digital and remote sales capabilities, and our service organization continues to provide on-site and remote customer support to facilitate uptime, productivity, and regulatory compliance.

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
Ongoing Developments Related to Ukraine
In 2021, approximately 1% of our net sales were in Russia and Ukraine, and we have an immaterial amount of assets and liabilities in both countries as of September 30, 2022. We also do not have manufacturing in Russia or Ukraine.
We remain in constant contact with our employees in Ukraine and have provided financial assistance and supplies as they seek safety. We also have suspended all shipments to Russia since the beginning of the invasion of Ukraine in February 2022. In addition, the U.S., the European Union, and certain other countries imposed economic sanctions on Russian financial institutions, businesses in Russia, and on Russian interests and individuals, and the Russian government implemented sanctions and regulations in response. Also, due to the impact of reduced energy supplies from Russia, the Council of the European Union (EU Council) proposed that all European member states strive for a voluntary 15% reduction in gas consumption compared to their average consumption over the last five years. The reduction timeframe commenced August 1, 2022 and is expected to continue through March 31, 2023. Accordingly, the availability and cost of energy will continue to be impacted.
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
Results of Operations – Consolidated
The following tables set forth certain items from our interim consolidated statements of operations for the three and nine month periods ended September 30, 2022 and 2021 (amounts in thousands).

	Three months ended September 30,				Nine months ended September 30,
	2022		2021		2022		2021
	(unaudited)	%	(unaudited)	%	(unaudited)	%	(unaudited)	%
Net sales	$985,846	100.0	$951,950	100.0	$2,862,024	100.0	$2,680,691	100.0
Cost of sales	401,190	40.7	396,130	41.6	1,186,122	41.4	1,116,271	41.6
Gross profit	584,656	59.3	555,820	58.4	1,675,902	58.6	1,564,420	58.4
Research and development	44,129	4.5	42,276	4.4	131,180	4.6	124,151	4.6
Selling, general and administrative	233,357	23.7	240,734	25.3	710,875	24.8	701,531	26.2
Amortization	16,728	1.7	16,039	1.7	49,697	1.7	46,141	1.7
Interest expense	14,484	1.5	11,791	1.2	38,587	1.3	31,701	1.2
Restructuring charges	2,022	0.2	650	0.1	7,803	0.3	2,719	0.1
Other charges (income), net	(1,949)	(0.3)	(3,257)	(0.3)	(7,818)	(0.2)	(5,208)	(0.2)
Earnings before taxes	275,885	28.0	247,587	26.0	745,578	26.1	663,385	24.8
Provision for taxes	55,288	5.6	43,899	4.6	138,910	4.9	125,271	4.7
Net earnings	$220,597	22.4	$203,688	21.4	$606,668	21.2	$538,114	20.1

Net sales
Net sales were $985.8 million and $952.0 million for the three months ended September 30, 2022, and 2021, respectively, and $2.9 billion and $2.7 billion for the nine months ended September 30, 2022 and 2021, respectively. This represents an increase of 4% and 7% in U.S. dollars for the three and nine months ended September 30, 2022, respectively. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 10% and 11% for the three and nine months ended September 30, 2022, respectively. We experienced strong growth in most businesses with excellent execution and lower growth in Europe. We continue to benefit from our best-in-class sales and marketing programs, innovative product portfolio, and investments in our field service organization. However, uncertainties exist in the macro environment and global economy including the impact of COVID-19, related lockdowns in China, and the impact from the ongoing developments related to Ukraine. Furthermore, we face continuing challenges in the global supply chain and inflationary cost increases, and market conditions may change quickly.
Net sales by geographic destination for the three months ended September 30, 2022 in U.S. dollars increased 11% in the Americas and 7% in Asia/Rest of World and decreased 12% in Europe. In local currencies, our net sales by geographic destination increased 11% in the Americas, 1% in Europe, and 15% in Asia/Rest of World. Our net sales by geographic destination for the nine months ended September 30, 2022 in U.S. dollars increased 13% in the Americas and 10% in Asia/Rest of World and decreased 5% in Europe. Net sales by geographic destination for the nine months ended September 30, 2022 in local currencies increased 13% in the Americas, 5% in Europe, and 15% in Asia/Rest of World. Net sales in the Americas benefited approximately 1% from the PendoTECH acquisition for the nine months ended September 30, 2022. Net sales growth in Asia/Rest of World in local currency includes 15% growth in China during the three and nine months ended September 30, 2022. A discussion of sales by operating segment is included below.
As described in Note 18 to our consolidated financial statements for the year ended December 31, 2021, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance and spare parts.
Net sales of products increased 3% in U.S. dollars and 9% in local currencies for the three months ended September 30, 2022 and increased 7% in U.S. dollars and 11% in local currencies for the nine months ended September 30, 2022, compared to the corresponding periods in 2021. Service revenue (including spare parts) increased by 6% in U.S. dollars and 13% in local currencies for the three months ended September 30, 2022 and increased 6% in U.S. dollars and 12% in local currencies for the nine months ended September 30, 2022, compared to the corresponding periods in 2021.
Net sales of our laboratory products and services, which represented approximately 56% of our total net sales, increased 3% in U.S. dollars and 10% in local currencies for the three months ended September 30, 2022, and increased 9% in U.S. dollars and 13% in local currencies for the nine months ended September 30, 2022. The local currency increase in net sales of our laboratory-related products for the three and nine months ended September 30, 2022 includes very strong growth in most product categories. Net sales of our laboratory products also benefited approximately 1% from the PendoTECH acquisition for the nine months ended September 30, 2022.
Net sales of our industrial products and services, which represented approximately 39% of our total net sales, increased 4% in U.S. dollars and 10% in local currencies for the three months ended September 30, 2022, and increased 6% in U.S. dollars and 10% in local currencies for the nine months ended September 30, 2022. The local currency increase in net sales of our industrial-related products for the three and nine months ended September 30, 2022 includes very strong growth in our core industrial business, especially in the U.S. and China.
Net sales in our food retailing products and services, which represented approximately 5% of our total net sales, decreased 2% in U.S. dollars and increased 7% in local currencies for the three months ended September 30, 2022, and decreased 8% in U.S. dollars and 2% in local currencies for the nine months ended September 30, 2022. Food retailing for the three months ended September 30, 2022 included very strong growth in the Americas, offset in part by reduced sales in China. The local currency decrease in net sales in our food retailing products for the nine months ended September 30, 2022 was negatively impacted by weak market dynamics, especially in China, offset in part by very strong growth in the Americas.

Gross profit
Gross profit as a percentage of net sales was 59.3% and 58.4% for the three months ended September 30, 2022 and 2021, respectively, and 58.6% and 58.4% for the nine months ended September 30, 2022 and 2021, respectively.
Gross profit as a percentage of net sales for products was 61.1% and 60.0% for the three months ended September 30, 2022 and 2021, respectively, and 60.3% and 60.3% for the nine months ended September 30, 2022 and 2021.
Gross profit as a percentage of net sales for services (including spare parts) was 52.5% and 51.9% for the three months ended September 30, 2022 and 2021, respectively, and 52.0% and 51.0% for the nine months ended September 30, 2022 and 2021, respectively.
The increase in gross profit as a percentage of net sales for the three and nine months ended September 30, 2022 primarily reflects favorable price realization and increased sales volume, offset in part by higher material costs.
Research and development and selling, general and administrative expenses
Research and development expenses as a percentage of net sales was 4.5% and 4.4% for the three months ended September 30, 2022 and 2021, respectively, and was 4.6% for the nine months ended September 30, 2022 and 2021. Research and development expenses increased 4% in U.S. dollars and 10% in local currencies for the three months ended September 30, 2022, and increased 6% in U.S. dollars and 10% in local currencies for the nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The local currency increase primarily relates to increased project activity.
Selling, general and administrative expenses as a percentage of net sales were 23.7% and 25.3% for the three months ended September 30, 2022 and 2021, respectively, and were 24.8% and 26.2% for the nine months ended September 30, 2022 and 2021, respectively. Selling, general and administrative expenses decreased 3% in U.S. dollars and increased 3% in local currencies for the three months ended September 30, 2022, and increased 1% in U.S. dollars and 6% in local currencies for the nine months ended September 30, 2022. The local currency increase includes investments in sales and marketing.
Amortization, interest expense, restructuring charges, other charges (income), net and taxes
Amortization expense was $16.7 million and $16.0 million for the three months ended September 30, 2022 and 2021, respectively, and $49.7 million and $46.1 million for the nine months ended September 30, 2022 and 2021, respectively.
Interest expense was $14.5 million and $11.8 million for the three months ended September 30, 2022 and 2021, respectively, and $38.6 million and $31.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Restructuring charges were $2.0 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively, and $7.8 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income and other items. Non-service pension benefits were $4.2 million and $2.5 million for the three months ended September 30, 2022 and 2021, respectively, and $12.7 million and $7.5 million and for the nine months ended September 30, 2022 and 2021, respectively. Other charges (income), net also included $0.7 million and $2.8 million of acquisition costs for the nine months ended September 30, 2022 and 2021, respectively.

Our reported tax rate was 20.0% and 17.7% during the three months ended September 30, 2022 and 2021, respectively, and 18.6% and 18.9% during the nine months ended September 30, 2022 and 2021, respectively. The provision for taxes is based upon using our projected annual effective tax rate of 19% and 19.5% before non-recurring discrete tax items for the periods ended September 30, 2022 and 2021, respectively. The difference between our projected annual effective tax rate and the reported tax rate is related to the timing of excess tax benefits associated with stock option exercises.
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
U.S. Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	%	2022	2021	%
Total net sales	$408,841	$373,603	9%	$1,175,695	$1,044,163	13%
Net sales to external customers	$373,764	$336,708	11%	$1,060,730	$931,977	14%
Segment profit	$93,823	$72,638	29%	$261,805	$215,581	21%

Total net sales increased 9% and 13% for the three and nine months ended September 30, 2022, respectively, compared with the corresponding periods in 2021. Net sales to external customers increased 11% and 14% for the three and nine months ended September 30, 2022, respectively, compared with the corresponding periods in 2021. Net sales to external customers for the three and nine months ended September 30, 2022 includes strong growth in most product categories, particularly industrial and food retailing. Net sales to external customers in our U.S. Operations also benefited approximately 1% from the PendoTECH acquisition for the nine months ended September 30, 2022.
Segment profit increased $21.2 million and $46.2 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. Segment profit during the three and nine months ended September 30, 2022 includes higher net sales volume and benefits from our margin expansion initiatives, offset in part by higher material costs.
Swiss Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	%1)	2022	2021	%1)
Total net sales	$248,321	$250,261	(1)%	$737,936	$716,024	3%
Net sales to external customers	$40,972	$41,850	(2)%	$126,304	$121,967	4%
Segment profit	$77,457	$78,454	(1)%	$220,791	$212,849	4%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 1% in U.S. dollars and increased 4% in local currency for the three months ended September 30, 2022, and increased 3% in U.S. dollars and 7% in local currency for the nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. Net sales to external customers decreased 2% in U.S. dollars and increased 1% in local currency for the three months ended September 30, 2022 and increased 4% in U.S. dollars and 7% in local currency for the nine months ended September 30, 2022, compared to the corresponding periods in 2021. The increase in local currency net sales to external customers for the three and nine months ended September 30, 2022 includes growth in laboratory and industrial products.

Segment profit decreased $1.0 million and increased $7.9 million the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021. Segment profit during the nine months ended September 30, 2022 includes higher net sales volume and benefits from our margin expansion initiatives, offset in part by unfavorable foreign currency translation and higher material costs.
Western European Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	%1)	2022	2021	%1)
Total net sales	$230,445	$250,891	(8)%	$711,195	$753,090	(6)%
Net sales to external customers	$180,959	$198,632	(9)%	$564,108	$592,704	(5)%
Segment profit	$38,950	$40,288	(3)%	$112,963	$116,630	(3)%
1)Represents U.S. dollar growth (decline) for net sales and segment profit.

Total net sales decreased 8% in U.S. dollars and increased 8% in local currencies for the three months ended September 30, 2022 and decreased 6% in U.S. dollars and increased 6% in local currencies for the nine months ended September 30, 2022, compared to the corresponding periods in 2021. Net sales to external customers decreased 9% in U.S. dollars and increased 7% in local currencies for the three months ended September 30, 2022, and decreased 5% in U.S. dollars and increased 7% in local currencies for the nine months ended September 30, 2022, compared to the corresponding periods in 2021. The increase in local currency net sales to external customers for the three and nine months ended September 30, 2022 includes solid growth in most product categories, especially laboratory and core-industrial products. Net sales to external customers for the three months ended September 30, 2022 includes declines in pipettes and product inspection.
Segment profit decreased $1.3 million and $3.7 million for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. Segment profit decreased during the three and nine months ended September 30, 2022 primarily due to unfavorable currency translation and higher material costs, offset in part by higher sales volume and benefits from our margin expansion initiatives.
Chinese Operations (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	%1)	2022	2021	%1)
Total net sales	$309,007	$289,461	7%	$877,084	$792,663	11%
Net sales to external customers	$229,722	$210,460	9%	$642,237	$572,055	12%
Segment profit	$123,345	$108,636	14%	$313,769	$275,323	14%
1)Represents U.S. dollar growth for net sales and segment profit.

Total net sales increased 7% in U.S. dollars and 13% in local currency for the three months ended September 30, 2022 and increased 11% in U.S. dollars and 13% in local currency for the nine months ended September 30, 2022, compared to the corresponding periods in 2021. Net sales to external customers increased 9% in U.S. dollars and 15% in local currency by origin for the three months ended September 30, 2022 and increased 12% in U.S. dollars and 15% in local currency during the nine months ended September 30, 2022, compared to the corresponding periods in 2021. Net sales to external customers during the three and nine months ended September 30, 2022 includes very strong growth in laboratory and core-industrial products, offset in part by a decline in food retailing. However, uncertainties exist, especially relating to potential additional COVID-19 lockdowns and the related impact on the economy, and market conditions may change quickly.
Segment profit increased $14.7 million and $38.4 million for the three and nine month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021.

The increase in segment profit for the three and nine months ended September 30, 2022 primarily reflects increased sales volume and benefits from our margin expansion initiatives, offset in part by unfavorable currency translation and higher material costs.
Other (amounts in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2022	2021	%1)	2022	2021	%1)
Total net sales	$161,134	$165,135	(2)%	$471,022	$465,195	1%
Net sales to external customers	$160,429	$164,300	(2)%	$468,645	$461,988	1%
Segment profit	$20,603	$24,381	(15)%	$63,298	$65,967	(4)%
1)Represents U.S. dollar growth for net sales and segment profit.

Net sales to external customers decreased 2% in U.S. dollars and increased 7% in local currencies for the three months ended September 30, 2022 and increased 1% in U.S. dollars and 9% in local currencies for the nine months ended September 30, 2022, compared to the corresponding periods in 2021. The increase in net sales to external customers for the three and nine months ended September 30, 2022 includes particularly strong growth in laboratory products.
Segment profit decreased $3.8 million and $2.7 million for the three and nine months ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The decrease in segment profit for the three and nine months ended September 30, 2022 is primarily related to unfavorable foreign currency translation and higher material costs, offset by increased sales volume.
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
Cash provided by operating activities totaled $555.4 million during the nine months ended September 30, 2022, compared to $667.7 million in the corresponding period in 2021. The decrease for the nine months ended September 30, 2022 is primarily related to higher cash incentive payments related to our strong previous year performance, as well as increased inventory levels.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment and the purchase and expansion of facilities. Our capital expenditures totaled $89.2 million for the nine months ended September 30, 2022 compared to $69.8 million in the corresponding period in 2021.
In September 2021, we entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of September 30, 2022, we have obtained $28.7 million of the $35.8 million of total funding to be received through 2023, which will offset associated capital expenditures. During the nine months ended September 30, 2022, we incurred approximately $28.6 million of capital expenditures relating to this funding agreement.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. During the nine months ended September 30, 2022, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $7.9 million is included in financing activities for the amount accrued at the acquisition date and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S. GAAP.

In 2022, we also incurred acquisition payments totaling $25.6 million. Goodwill recorded in connection with these acquisitions totaled $8.9 million. We also recorded $10.7 million of identified intangibles primarily pertaining to customer relationships in connection with these acquisitions, which will be amortized on a straight-line basis over 10 to 15 years.
Cash flows used in financing activities are primarily comprised of share repurchases. In accordance with our share repurchase program, we spent $825.0 million and $727.5 million on the repurchase of 629,380 shares and 557,310 shares, during the nine months ended September 30, 2022 and 2021, respectively.
The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on net share repurchases that occur after December 31, 2022 and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. We expect the financial impact of the IRA to be immaterial to our financial statements.
Senior Notes and Credit Facility Agreement
Our debt consisted of the following at September 30, 2022:

	U.S. Dollar	Other Principal Trading Currencies	Total
3.67% $50 million ten-year Senior Notes due December 17, 2022	$50,000	$—	$50,000
4.10% $50 million ten-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million ten-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million ten-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million ten-year Senior Notes due June 25, 2029	75,000	—	75,000
2.83% $125 million twelve-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million fifteen-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million fifteen-year Senior Note due March 17, 2037	150,000	—	150,000
2.91% $150 million fifteen-year Senior Note due September 1, 2037	150,000	—	150,000
1.47% Euro 125 million fifteen-year Senior Notes due June 17, 2030	—	120,301	120,301
1.30% Euro 135 million fifteen-year Senior Notes due November 6, 2034	—	129,925	129,925
1.06% Euro 125 million fifteen-year Senior Notes due March 19, 2036	—	120,301	120,301
Debt issuance costs, net	(2,398)	(1,521)	(3,919)
Total Senior Notes	897,602	369,006	1,266,608
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points	495,806	159,149	654,955
Other local arrangements	4,563	52,766	57,329
Total debt	1,397,971	580,921	1,978,892
Less: current portion	(100,983)	(52,656)	(153,639)
Total long-term debt	$1,296,988	$528,265	$1,825,253

As of September 30, 2022, approximately $589.3 million of additional borrowings was available under our Credit Agreement, and we maintained $122.1 million of cash and cash equivalents.
Changes in exchange rates between the currencies in which we generate cash flows and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates.

Further, we do not have any downgrade triggers relating to ratings from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of September 30, 2022.
In December 2021, we entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022, which will mature in March 2037, and an additional $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022, which will mature in September 2037. We will use the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
Other Local Arrangements
In April 2018, two of our non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2022.
Share Repurchase Program
In November 2022, our Board of Directors authorized an additional $2.5 billion to be added to our share repurchase program, which has $1.2 billion of remaining availability as of September 30, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 30.8 million shares since the inception of the program through September 30, 2022. During the nine months ended September 30, 2022 and 2021, we spent $825.0 million and $727.5 million on the repurchase of 629,380 and 557,310 shares at an average price per share of $1,310.79 and $1,305.35, respectively. We also reissued 80,466 shares and 71,124 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2022 and 2021, respectively.
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
We also conduct business in many geographies throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.5 million to $3.7 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc and the euro. Based on our outstanding debt at September 30, 2022, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of approximately $30.7 million in the reported U.S. dollar value of our debt.

Forward-Looking Statements Disclaimer
You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth and long-term impacts of the COVID-19 pandemic and ongoing developments related to Ukraine. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, customer demand, our competitive position, pricing, our supply chain, adequacy of our facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, planned research and development efforts and product introductions, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of the COVID-19 pandemic and ongoing developments related to Ukraine on our businesses.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including the uncertain duration and severity of the COVID-19 pandemic and ongoing developments related to Ukraine. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 and other reports filed with the SEC from time to time.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, there was no material change in the information provided under Item 7A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4.Controls and Procedures
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer, have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings. None
Item 1A.Risk Factors.
For the three and nine months ended September 30, 2022 there were no material changes from risk factors disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and as updated in the Company's Form 10-Q for the period ended June 30, 2022.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
July 1 to July 31, 2022	69,336	$1,189.72	69,336	$1,425,938
August 1 to August 31, 2022	78,525	$1,329.46	78,525	$1,321,540
September 1 to September 30, 2022	72,618	$1,213.32	72,618	$1,233,430
Total	220,479	$1,247.26	220,479	$1,233,430

In November 2022, the Company's Board of Directors authorized an additional $2.5 billion to be added to its share repurchase program, which has $1.2 billion of remaining availability as of September 30, 2022. We have purchased 30.8 million shares since the inception of the program through September 30, 2022.
During the nine months ended September 30, 2022 and 2021, we spent $825.0 million and $727.5 million on the repurchase of 629,380 and 557,310 shares at an average price per share of $1,310.79 and $1,305.35, respectively. We also reissued 80,466 shares and 71,124 shares held in treasury upon the exercise of stock options and vesting of restricted stock units during the nine months ended September 30, 2022 and 2021, respectively.

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

Mettler-Toledo International Inc.
Date:	November 4, 2022	By:	/s/ Shawn P. Vadala

Shawn P. Vadala
Chief Financial Officer