Form 10-K
period 2022-12-31
METTLER TOLEDO INTERNATIONAL INC/
filed 2023-02-10
CIK 1037646

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer. ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒
As of January 26, 2023 there were 22,106,175 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on June 30, 2022 (based on the closing price for the Common Stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022) was approximately $25.9 billion. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
Documents Incorporated by Reference

Document	Part of Form 10-K Into Which Incorporated
Certain Sections of the Proxy Statement for 2023	Part III
Annual Meeting of Shareholders

METTLER-TOLEDO INTERNATIONAL INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS DISCLAIMER

You should not rely on forward-looking statements to predict our actual results. Our actual results or performance may be materially different than reflected in forward-looking statements because of various risks and uncertainties, including statements about expected revenue growth, inflation, impacts of COVID-19 and ongoing developments related to Ukraine. You can identify forward-looking statements by terminology such as “may,” “will,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue.”
We make forward-looking statements about future events or our future financial performance, including earnings and sales growth, earnings per share, strategic plans and contingency plans, growth opportunities or economic downturns, our ability to respond to changes in market conditions, planned research and development efforts and product introductions, adequacy of facilities, access to and the costs of raw materials, shipping and supplier costs, gross margins, customer demand, our competitive position, pricing, capital expenditures, cash flow, tax-related matters, the impact of foreign currencies, compliance with laws, effects of acquisitions, and the impact of inflation, the COVID-19 pandemic and ongoing developments related to Ukraine on our business.
Our forward-looking statements may not be accurate or complete, and we do not intend to update or revise them in light of actual results. New risks also periodically arise. Please consider the risks and factors that could cause our results to differ materially from what is described in our forward-looking statements, including inflation, the uncertain duration and severity of the COVID-19 pandemic and ongoing developments related to Ukraine. See in particular “Factors Affecting Our Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Our business is geographically diversified, with net sales in 2022 derived 26% from Europe, 40% from North and South America, and 34% from Asia and other countries. Our customer base is also diversified by industry and by individual end-customer.
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
Laboratory Instruments
We make a wide variety of precision laboratory instruments for sample preparation, synthesis, analytical bench top, material characterization, and in-line measurement. Our portfolio includes laboratory balances, liquid pipetting solutions, automated laboratory reactors including real-time analytics, titrators, pH meters, process analytics sensors and analyzer technology, physical value analyzers including density and refractometry instruments, thermal analysis systems, and other analytical instruments such as UV/VIS spectrophotometers and moisture analyzers. Our laboratory instruments have leading-edge embedded software and we also offer LabX, our laboratory software platform to manage and analyze data generated from our instruments. The laboratory instruments and related service business accounted for approximately 57% of our net sales in 2022, 56% in 2021, and 54% in 2020.
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

Pipettes
Pipettes are used in life science research laboratories for dispensing small volumes of liquids. We develop, manufacture, and distribute advanced pipettes, including single- and multi-channel manual and electronic pipettes. We also develop and produce high-value consumables such as pipette tips. We maintain service centers in key markets where customers periodically send their pipettes for certified recalibrations. These service centers, combined with our advanced asset management solutions, provide our customers with innovative solutions to maintain their instruments and meet regulatory compliance. Our principal end-markets are pharmaceutical, biotech, and academia.
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
Thermal analysis systems measure material properties as a function of temperature, such as weight, dimension, energy flow, and viscoelastic properties. Thermal analysis systems are used in nearly every industry, but primarily in plastics and polymer industries and academia and increasingly in the pharmaceutical industry.
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
Process Analytics
Our process analytics business provides instruments for the in-line measurement of liquid and gas parameters used primarily in the production process of pharmaceutical, biotech, beverage, micro-

electronics, chemical, and refining companies, as well as power plants. More than half of our process analytics sales are to the pharmaceutical and biotech markets, where our customers need fast and secure scale-up and production that meet the validation processes required for GMP (Good Manufacturing Processes) and other regulatory standards like the USP (U.S. Pharmacopoeia) regulations for ultrapure water quality.
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
Industrial Instruments
We manufacture numerous industrial weighing instruments and related terminals and offer dedicated software solutions for the pharmaceutical, chemical, food, discrete manufacturing, and other industries. In addition, we manufacture metal detection, x-ray, checkweighing, and other end-of-line product inspection systems used in production and packaging. We supply automatic identification and data capture solutions, which integrate in-motion weighing, dimensioning, and identification technologies for transport, shipping, and logistics customers. We also offer heavy industrial scales and related software. The industrial instruments and related service business accounted for approximately 38% of our net sales in 2022, 39% in 2021, and 40% in 2020.
Industrial Weighing Instruments
We offer a comprehensive line of industrial scales and weighing devices, such as bench scales, floor scales, and weigh modules, for weighing loads from a few grams to several thousand kilograms in applications ranging from measuring materials in production to quality completeness control in manufacturing to weighing packages at the end of the line. Our products are used in a wide range of industrial applications, such as counting, formulating and mixing ingredients, and quality control.
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
Retail Weighing Solutions
Supermarkets, hypermarkets, and other food retail businesses make use of multiple weighing and food labeling solutions for handling fresh goods (such as meats, vegetables, fruits, or cheeses). We offer networked scales and software, which can integrate backroom, counter, self-service, and checkout functions and can incorporate fresh goods item data into a supermarket’s overall food item and inventory management system. In addition, we offer stand-alone scales for basic counter weighing and pricing, price finding, and printing. The customer benefits of our retail solutions are in the areas of enterprise-wide article and price management, merchandising, and regulatory compliance. In North America and select other markets, our offering also includes automated packaging and labeling solutions for the meat backroom, which are fully integrated with the scales in the store. The retail business accounted for approximately 5% of our net sales in both 2022 and 2021 and 6% in 2020.
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
We have a diversified customer base, with no single end-customer accounting for more than 1% of 2022 net sales.
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
We have one of the largest and broadest global sales and service organizations among precision instrument manufacturers we compete against. At December 31, 2022, our sales and service group consisted of approximately 9,100 employees in sales, marketing and customer service (including related administration), and post-sales technical service, located in approximately 40 countries. This field organization has the capability to provide service and support to our customers and distributors in major markets across the globe. This is important because our customers increasingly seek to do business with a consistent global approach.
Service
Our service business continues to be successful with a focus on providing uptime and calibration services, as well as further expanding our offerings to provide value-added services for a range of market needs, including regulatory compliance, performance enhancements, application expertise and training, and remote services. We have a unique offering to our pharmaceutical customers in promoting the use of our instruments in compliance with FDA and other international regulations, and we can provide these services to most customers’ locations around the world. Our global service network is also an important factor in our ability to expand in emerging markets. We estimate that we have the largest installed base of weighing instruments in the world. Service (representing service contracts, on-demand services, and replacement parts) accounted for approximately 20% of our net sales in both 2022 and 2021 and 22% in 2020.
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
Research and Development
We continue to invest in product innovation to provide technologically advanced products to our customers for existing and new applications. Over the last three years, we have invested $487 million in research and development ($177 million in 2022, $170 million in 2021, and $140 million in 2020), which is approximately 5% of net sales for each year. Our research and development efforts fall into three categories:
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
We devote a substantial proportion of our research and development budget to software development. This includes software to process the signals captured by the sensors of our instruments, application-specific software, and software that connects our solutions into customers’ existing IT systems. We closely integrate research and development with marketing, manufacturing, and product engineering. We have approximately 1,600 employees in research and development and product engineering in countries around the globe.
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
Employees
Our total global workforce was approximately 18,000, consisting of 16,400 employees and 1,600 temporary personnel, as of December 31, 2022, and includes approximately 6,400 in Europe, 5,200 in North and South America, and 6,400 in Asia and other countries.
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
We promote diversity and we encourage all employees, inclusive of all our demographics, to take on more responsibilities and management positions. As of December 31, 2022, approximately 36% of our global employee headcount was female, with approximately 28% holding management positions. We place great emphasis on performance management, training, and developing our employees across all levels and regions. During 2022, approximately 97% of employees completed one or more training courses, including part-time and temporary personnel. Lastly, we have local safety programs in place in all relevant units, and select locations have implemented a certified work safety management system. Severe workplace accidents are rare and there has been one fatality from an occupational incident related to a motor vehicle accident in the past five years.
We believe our employee relations are good, and we have not suffered any material employee work stoppage or strike during the last five years. Approximately 9,000 employees are represented by collective bargaining or another arrangement organized to represent employee interests.
Sustainability
Sustainability touches all aspects of our business, from designing, sourcing, and producing our products, to selling and delivering them to our customers, to handling them at the end of their lifecycle. A sustainable mindset helps guide us to make the right decisions for our customers, employees, suppliers, shareholders, and the communities in which we operate our business. We want to manage our business sustainably to position the Company for long-term growth. More than 10 years ago, we launched our GreenMT program to pursue environmental, social, and governance priorities where we can have a significant positive impact. We do this in five key areas: (1) keeping our operations sustainable over the long term by ensuring we use resources efficiently, (2) helping our customers to be sustainable in their businesses by offering sustainable products and services, (3) promoting responsible practices within our supply chain, (4) ensuring an engaged workforce through fair, attractive, safe, and development-minded workplaces, and (5) following corporate governance best practices.

We have set a number of goals relating to our GreenMT sustainability program, including reducing our carbon footprint and other environmental, social, and governance goals. As an example, as of 2020, we achieved carbon neutrality with respect to Scope 1 and Scope 2 CO2 emissions, and source 100% renewable electricity for all our operations. We also have goals relating to waste, including reducing our waste intensity by 20% and achieving zero waste to landfill, in each case by 2025. Furthermore, we are committed to greenhouse gas emission reduction targets in line with what the latest climate science deems necessary to meet the goals of the 2015 Paris Agreement on climate change. Our commitment includes near-term and long-term/net-zero targets approved by the Science Based Target initiative (SBTi). We report annually on our progress related to sustainability topics in our Corporate Responsibility Report, available on www.mt.com/sustainability.
Blue Ocean Program
Blue Ocean refers to our program to establish a global operating model with standardized, automated, and integrated processes and high levels of global data transparency. It encompasses an enterprise architecture, with a global, single-instance ERP system. Within our IT systems, we continue to move toward integrated, homogeneous applications and common data structures. We also are largely standardizing our key business processes. The implementation of the systems and processes has been proceeding on a staggered basis over a multi-year period. We have implemented the Blue Ocean program in our operations in the U.S., China, most of Asia Pacific, and a significant portion of Europe including Switzerland, Germany, U.K., Benelux, and Spain. We estimate that we have more than 85% of our users on the program, and we will continue to implement additional locations and functionality over the coming years.
Intellectual Property
We hold over 5,400 patents and trademarks (including pending applications), primarily in the United States, Switzerland, China, the European Union, Germany, the United Kingdom, Italy, France, Japan, South Korea, Brazil, and India. Our products generally incorporate a wide variety of technological innovations, some of which are protected by patents of various durations. Products are generally not protected as a whole by individual patents, and as a result, no one patent or group of related patents is material to our business. We have numerous trademarks, including the Mettler-Toledo name and logo, which are material to our business. We regularly protect against infringement of our intellectual property.
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
Phone: +1 614 438 4794
Email: adam.uhlman@mt.com

Item 1A.Risk Factors
Factors Affecting Our Future Operating Results
Operational Risks
The COVID-19 pandemic has adversely affected, and may continue to adversely affect, various aspects of our business, such as our workforce and supply chain, and make it more difficult and expensive to meet our obligations to our customers, and has adversely affected the global economy, which in turn can adversely affect our global business, results of operations, and financial condition.
Our global operations expose us to risks associated with public health crises that could have an adverse effect on our business results and financial condition.
For instance, the coronavirus pandemic (COVID-19) has spread globally in all countries where we do business. COVID-19 continues to evolve and has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders and lockdowns, travel restrictions, vaccination and testing requirements, and other public health safety measures. The emergence of COVID-19 variants and subvariants, such as Omicron, has presented particular challenges to the global economy given the high level of transmissibility, which can cause many people to be affected at the same time or over a short period of time. For example, the Chinese government eased its "zero COVID" policy in December 2022, and China has experienced a significant increase in COVID-19 cases.
Our global operations could be negatively affected if our employees, such as in China, become ill as a result of exposure to COVID-19, are subject to governmental stay-at-home orders, lockdowns, facility closures, reduction in operating hours, staggered shifts or other social distancing efforts, labor shortages, or if they are quarantined. The pandemic may continue to interfere with general commercial activity related to our supply chain and customer base, including in China given the status of the pandemic there.
The COVID-19 pandemic has resulted and may continue to result in significant disruptions to the global economy, as well as to businesses and capital markets globally. As the pandemic continues, we may experience volatility in our results, including reduced global sales volume from lower customer demand. Our supply chain has faced wide-ranging global challenges during the pandemic, including the availability of certain components, material shortages, supplier delays, transportation delays, and higher transportation and material costs.
Global inflation also has significantly increased related to the COVID-19 economic recovery and associated disruptions in global demand, logistics, and labor markets. These inflationary conditions could have a negative impact on our operating results in future years. Disruptions in labor markets, including a new competitive landscape created by remote work capabilities, could also lead to higher attrition, increased compensation levels, and longer recruiting cycles.
Uncertainties and challenges related to COVID-19, including new variants and subvariants, the status of the pandemic in China, logistical and inflationary challenges, potential lockdowns and the resulting impact to the economy continue in all regions of the world, and market conditions may change quickly. While it is difficult to estimate the extent and duration of any COVID-19 implications, the effects on our business, results of operations, and financial condition could be material.

We sell primarily to companies in developed countries. An economic downturn in these countries could hurt our operating results.
Most of our business is derived from companies in developed countries. Economic uncertainty in many parts of the world, including the impact from governmental monetary policies and related rising interest rates to combat inflation, the war in Ukraine, regional effects of the COVID-19 pandemic, international trade disputes, and sovereign debt levels in the European Union and the United States, are situations that we monitor closely. If developed countries were to experience slow growth or recession, we could see the following effects:
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
We are subject to certain risks associated with our international operations, including our significant concentration of business in China, and ongoing developments related to Russia and Ukraine.
We conduct business in many countries, including emerging markets in Asia, Latin America, and Eastern Europe, and these operations represent a significant portion of our sales and earnings. For example, our Chinese operations accounted for 21% of sales to external customers, approximately 36% of our global production, and 36% of total segment profit during 2022. In addition to the currency risks discussed below, international operations pose other substantial risks and problems for us, including the following:
•China's COVID-19 re-opening and related easing of its "zero COVID" policy (see page 14)
•local tariffs and trade barriers;
•additions or revisions to a country's legal and regulatory requirements;
•difficulties in staffing and managing local operations and/or mandatory salary increases;
•credit risks arising from financial difficulties facing local customers and distributors;
•difficulties in protecting intellectual property;
•nationalization of private enterprises which may result in the confiscation of assets, as we hold significant assets around the world in the form of property, plant, and equipment, inventory, and accounts receivable, as well as $50.7 million of cash at December 31, 2022 in our Chinese subsidiaries;
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
•credit tightening or reduction in credit availability for local customers; and
•results in China and emerging markets can be volatile and change quickly.
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
We are required to comply with various import, export control, and economic sanctions laws, which may affect our transactions with certain customers, business partners, and other persons, including in certain cases dealings with or between our employees and subsidiaries. We address below the topic of economic sanctions laws related to Russia's invasion of Ukraine, which commenced in February 2022. In certain circumstances, export control and economic sanctions regulations may prohibit the export of certain products, services, and technologies, and in other circumstances, we may be required to obtain an export license before exporting a controlled item. Failure to comply with any regulations and sanctions could result in civil and criminal actions, monetary and non-monetary penalties, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation.
In response to Russia's invasion of Ukraine in 2022, and as referenced above, the U.S., the European Union, and certain other countries imposed economic sanctions on Russian financial institutions, businesses in Russia, and on Russian interests and individuals, and the Russian government implemented sanctions and regulations in response. We continue to monitor the ongoing developments related to Ukraine, as well as the status of all applicable sanctions.
We have remained in close contact with our employees in Ukraine and have provided financial assistance and supplies to them. We suspended all shipments to Russia since the beginning of the invasion in February 2022. For historical reference, in 2021, approximately 1% of our net sales were in Russia and Ukraine, and we had an immaterial amount of assets and liabilities in both countries as of December 31, 2022 and 2021. We also do not have manufacturing in Russia or Ukraine.
Due to the impact of reduced energy supplies from Russia, the Council of the European Union (EU Council) proposed that all European member states strive for a voluntary 15% reduction in gas consumption compared to their average consumption over the last five years. The reduction timeframe commenced August 1, 2022 and is expected to continue through March 31, 2023. Accordingly, the availability and cost of energy may be impacted.
While it is difficult to estimate the impact of the ongoing invasion on the global economy, including increased inflation, higher energy and transportation costs and potential energy shortages, the invasion of Ukraine could adversely impact our financial results and presents several risks to our business. Also, uncertainties related to this conflict and the resulting impact to the global economy and market conditions can change quickly.
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

We have also been implementing our Blue Ocean program to globalize our business processes and information technology systems that includes the implementation of a Company-wide enterprise resource planning system. This has been proceeding on a staggered basis over a multi-year period. We have implemented the program in our operations in the U.S., China, most of Asia Pacific, and a significant portion of Europe including Switzerland, Germany, U.K., Benelux, and Spain. We estimate that we have more than 85% of our users on the program and will continue to implement additional locations and functionality over the coming years. If our implementation is flawed, we could suffer interruptions in operations and customer-facing activities that could harm our reputation and financial condition or cause us to lose data, experience reduced functionality, or have delays in reporting financial information. It may take us longer to implement the program than we have planned, and the project may cost us more than we have estimated, either of which would negatively impact our ability to generate cost savings or other efficiencies. In addition, the program has increased our reliance on a single information technology system, which would have greater consequences should we experience a system disruption.
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
Our products are used extensively in the pharmaceutical, food and beverage, and chemical industries. Consolidation in these industries hurt our sales in the past. A prolonged global economic downturn, a downturn affecting one or more of these industries, or additional consolidation in any of these industries could adversely affect our operating results. In addition, the capital spending policies of our customers in these and other industries are based on a variety of factors we cannot control, including the resources available for purchasing equipment, the spending priorities among various types of equipment, and policies regarding capital expenditures. Any decrease or delay in capital spending by our customers would cause our revenues to decline and could harm our profitability. A decline in government funding of research or education could reduce some customers’ ability to purchase our products.

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

We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.7 million to $4.2 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro. Based on our outstanding debt at December 31, 2022, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $34.6 million in the reported U.S. dollar value of our debt.
Inflation can impact our operating results and the global economy.
Inflation affects the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs and other external costs and services. Inflation also affects labor costs, which are a significant element of our overall cost structure.
Inflation also leads to increased interest rates as country monetary policies combat inflation. This can result in reduced economic growth and recessionary conditions, as well as higher borrowing costs.
Global inflation significantly increased in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, as well as the war in Ukraine and related significant increase in energy costs.
These inflationary conditions could have a greater impact on our operating results in future years, including the impact of a potential European energy crisis, which could also negatively impact demand in certain customer segments that are more energy dependent such as customers in the chemical industry.
The pace of inflationary changes can also occur more quickly than our ability to respond with corresponding price increases, and cost optimization or reduction measures. In addition, there may be differences in inflation rates between countries where we incur the major portion of our costs and other countries where we sell products, which may limit our ability to recover increased costs. The competitive environment in which we operate may also limit our ability to recover higher costs through increased selling prices.
Historically, we also have experienced higher inflation in China, Eastern Europe, India, and Brazil. To date, these inflationary conditions have not had a material effect on our operating results. However, as our presence in China, Eastern Europe, India, and Brazil increases, these inflationary conditions could have a greater impact on our operating results.
We may experience impairments of goodwill or other intangible assets.
As of December 31, 2022, our consolidated balance sheet included goodwill of $660.2 million and other intangible assets of $306.1 million.
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
We conduct business in many countries that use the euro as their currency (the Eurozone). In the past, there have been concerns regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations. In addition, concerns in recent years have existed regarding the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.
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
Political policy in the United States, China, the U.K., and certain European countries may impact global trade and domestic purchasing or create uncertainty. In recent years, the United States government has adopted a new approach to trade policy and in certain cases has sought to renegotiate, or possibly terminate, certain existing trade agreements. The United States government has also initiated tariffs on certain foreign goods, particularly those produced in China. As a result, certain foreign governments, including the Chinese government, have imposed retaliatory tariffs on goods that their countries import from the United States. Certain governments also have implemented domestic purchasing requirements that could favor local competition and result in reduced sales.
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
We have debt and we may incur substantial additional debt in the future. As of December 31, 2022, we had total indebtedness of approximately $1.9 billion, net of cash of $96.0 million. Our debt instruments allow us to incur substantial additional indebtedness.
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
We have a revolving credit facility outstanding under which the Company and certain of its subsidiaries may borrow up to $1.25 billion. Our credit facility is provided by a group of 14 financial institutions, which individually have between 4% and 11% of the total funding commitment. At December 31, 2022, we had borrowings of $703.0 million outstanding under our credit facility. Our ability to borrow further funds under our credit facility is subject to the various lenders’ financial condition and ability to make funds available. Even though the financial institutions are contractually obligated to lend funds, if one or more of the lenders encounters financial difficulties or goes bankrupt, such lenders may be unable to meet their obligations. This could result in us being unable to borrow the full $1.25 billion amount available.
We are subject to risks associated with the discontinuation of LIBOR.
In 2017, the U.K. Financial Conduct Authority (the FCA) announced that it intended to phase out the London Interbank Offered Rate (LIBOR). The FCA ceased publication of U.S. dollar LIBOR after December 31, 2021 in the case of one-week and two-month U.S. dollar LIBOR, and will cease publication after June 30, 2023 in the case of the remaining U.S dollar LIBOR benchmarks. While regulators in various jurisdictions have been working to replace LIBOR, it is unclear when new agreed-upon benchmark rates will be established. As mentioned in Note 2 to the consolidated financial statements, our current cross currency swap and credit agreements include provisions addressing the future discontinuation of LIBOR. The replacement of LIBOR with an alternative rate or benchmark may adversely affect interest rates and could result in higher borrowing costs. In addition, when LIBOR ceases to exist, we may need to amend certain contracts, including our credit facility and cross currency swap arrangements, and we cannot predict what alternative rate or benchmark would be negotiated. This may also result in an increase in our interest expense.
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
•developments in personnel costs;
•our estimated income tax expense; and
•rates for currency exchange, particularly between the Chinese renminbi and the U.S. dollar and between the Swiss franc and the euro.
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

Location	Owned/Leased	Business Segment

Europe:
Greifensee/Nänikon, Switzerland	Owned	Swiss Operations
Urdorf, Switzerland	Owned	Swiss Operations
Manchester, England	Leased	Western European Operations
Royston, United Kingdom	Owned	Western European Operations
Salford, United Kingdom	Leased	Western European Operations
Viroflay, France	Owned	Western European Operations
Albstadt, Germany	Owned	Western European Operations
Giessen, (Hesse) Germany	Owned	Western European Operations
Giesen, (Lower Saxony) Germany	Owned	Western European Operations
Warsaw, Poland	Leased	Other Operations
Americas:
Columbus, Ohio	Leased	U.S. Operations
Worthington, Ohio (two facilities)	Owned	U.S. Operations
Oakland, California	Owned	U.S. Operations
Billerica, Massachusetts	Owned	U.S. Operations
Lutz, Florida	Owned	U.S. Operations
Tijuana, Mexico	Leased	U.S. Operations
Thorofare, New Jersey	Owned	U.S. Operations
Princeton, New Jersey	Leased	U.S. Operations
Other:
Shanghai, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
Changzhou, China (two facilities)	Buildings Owned;	Chinese Operations
Land Leased
ChengDu, China	Building Owned;	Chinese Operations
Land Leased
Mumbai, India (four facilities)	Building, Land Owned (1); Leased (3)	Other Operations
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
Holders
At January 26, 2023, there were 39 holders of record of common stock and 22,106,175 shares of common stock outstanding. We estimate we have approximately 219,878 beneficial owners of common stock.
Dividend Policy
Historically, we have not paid dividends on our common stock. However, we will evaluate this policy on a periodic basis taking into account our results of operations, financial condition, capital requirements including potential acquisitions, our share repurchase program, the taxation of dividends to our shareholders, and other factors deemed relevant by our Board of Directors.

Share Performance Graph
The following graph compares the cumulative total returns (assuming reinvestment of dividends) on $100 invested on December 31, 2017 through December 31, 2022 in our common stock, the Standard & Poor’s 500 Composite Stock Index (S&P 500 Index), and the SIC Code 3826 Index — Laboratory Analytical Instruments.

Mettler-Toledo
S&P 500 Index
SIC Code 3826 Index
$350
$300
$250
$200
$150
$100
$50
$0
12-31-17
12-31-18
12-31-19
12-31-20
12-31-21
12-31-22

Comparison of Cumulative Total Return Among Mettler-Toledo International Inc., the S&P 500 Index, and SIC Code 3826 Index — Laboratory Analytical Instruments(a)

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Mettler-Toledo	$100	$91	$128	$184	$274	$233
S&P 500 Index	$100	$96	$126	$149	$192	$157
SIC Code 3826 Index	$100	$113	$155	$216	$300	$236
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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in thousands) of Shares that may yet be Purchased under the Program
Period
October 1 to October 31, 2022	75,550	$1,172.00	75,550	$1,144,884
November 1 to November 30, 2022	71,953	1,360.10	71,953	3,547,019
December 1 to December 31, 2022	61,127	1,449.24	61,127	3,458,430
Total	208,630	$1,318.10	208,630	$3,458,430
In November 2022, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program, which had $3.5 billion of remaining availability as of December 31, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 31.0 million common shares since the inception of the program in 2004 through December 31, 2022, at a total cost of $8.0 billion. During the years ended December 31, 2022 and 2021, we spent $1.1 billion and $1.0 billion on the repurchase of 838,010 shares and 739,486 shares at an average price per share of $1,312.61 and $1,352.27, respectively. We reissued 133,916 shares and 110,748 shares held in treasury for the exercise of stock options and restricted stock units during 2022 and 2021, respectively.
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
Net sales in U.S. dollars increased 5% in 2022 and 21% in 2021. Excluding the effect of currency exchange rate fluctuations, or in local currencies, net sales increased 11% in 2022 and 18% in 2021. In 2022, we experienced strong growth in most businesses with favorable market conditions and excellent execution. Growth in China and the Americas was particularly strong. We continue to benefit from our strong global leadership positions, diversified customer base, innovative product offering, investment in emerging markets, significant installed base, and the impact of our sophisticated global sales and marketing programs. Examples of these programs include identifying and investing in growth and market penetration opportunities, more effectively pricing our products and services, increasing our sales force effectiveness through improved guidance and redirecting resources to our most promising growth opportunities, increasing the use of digital tools, and continuing to optimize our lead generation and lead nurturing processes.
During 2022, we faced significant external challenges, such as global inflation, supply chain disruptions, the war in Ukraine, COVID-19 lockdowns in China, unfavorable foreign currency and increased interest rates. Our team’s resilience and agility to quickly react to adapt to the changing environment were critical to our success. Our supply chain also was a competitive advantage, while our productivity and pricing programs helped offset significant inflationary pressures. Over the past few years, we also accelerated our ability to use advanced analytics to identify and pursue growth opportunities, while increasing the effectiveness of our digital tools to support our global sales organization. We also have continued to increase engagement with our customers with our Go-to-Market and digital approaches. Our Service business also delivered very strong results in 2022 as we have been able to support our customers’ ability to maintain uptime, improve productivity and comply with regulatory requirements.
As we enter 2023, we expect to continue to benefit from market trends towards automation and digitalization, as well as customer investments in on/near-shoring activities. However, market conditions and challenges remain uncertain relating to the macro environment and global economy, including the impacts of tighter monetary policies and related increase in interest rates to combat inflation, ongoing developments related to Ukraine, and COVID-19 (particularly in China). We also will face difficult prior period comparisons in 2023 due to strong results in both 2022 and 2021. Furthermore, inflationary cost increases and challenges in the global supply chain may continue, and market conditions may change quickly.
Our laboratory sales experienced excellent growth in 2022, particularly from life sciences and biotech customers. We expect to continue to benefit from favorable biopharma market trends. We also believe we will continue to benefit from increased customer demand for automation, digitalization, and safety; new facility investments; and continued focus on regulatory compliance including data integrity requirements. Overall, we believe we are well positioned to continue to capture growth and gain market share in our laboratory business.
Our industrial sales experienced strong growth in 2022 in both core industrial and product inspection. Core industrial experienced particularly strong growth, especially in China and the U.S. We continue to benefit from our strong product offering and focus on the more attractive, faster-growing segments of the market and strong execution of our growth initiatives in each region. We also continue to benefit from market trends in automation and digitalization and also expect to benefit from customer on/near-shoring activities in the future. China and emerging market economies have historically been an important source of growth based upon the expansion of their domestic economies, and we expect this to be a source of future growth. Our core industrial-related products are also especially sensitive to changes in economic growth. We expect our product inspection end-market to also benefit from our customers’ focus on brand protection, food safety, and productivity. However, product inspection customers in the packaged food industry have been negatively impacted by the war in Ukraine and the COVID-19 situation in China.
Our food retailing sales increased modestly during 2022 primarily due to improved project activity in the United States and Europe, while we experienced weaker market conditions in China. Traditionally, the spending levels in this sector have experienced more volatility than our other end-markets due to the timing of customer project activity and new regulations.
In 2023, we will continue to pursue the overall business growth strategies which we have followed in recent years:
Gaining Market Share. Innovation is essential to gaining market share and is fundamental in all aspects of our business including sales and marketing and technology leadership. Our global sales and marketing initiative, Spinnaker, continues to be an important growth strategy. We aim to gain market share by implementing sophisticated sales and marketing programs, leveraging our extensive customer databases, product offering and installed base. While this initiative is broad-based, efforts to improve these processes include the use of advanced data analytics to identify, prioritize, and pursue growth opportunities; the implementation of more effective pricing related to value-based selling strategies and processes; improved sales force guidance, training and effectiveness; cross-selling; increased segment marketing; and leads generation and nurturing activities. We also have added field sales and service resources to pursue underpenetrated market opportunities, and continue to adapt our Go-to-Market approaches with additional inside and telesales resources, while also increasing digital customer interaction. We continue to benefit from digitalization tools to gain efficiencies and increase the effectiveness of our field sales force. In addition, our comprehensive service offerings, and our initiatives to globalize and harmonize these offerings, help us further penetrate developed markets.
We estimate that we have the largest installed base of weighing instruments in the world, and we continue to leverage advanced data analytics and invest in sales and marketing activities to increase the proportion of our installed base that is under service contract, or sell new products that replace old products in our installed base. In addition to traditional repair and maintenance, our service offerings continue to expand into value-added services for a range of market needs, including regulatory compliance. We have also made adjustments to our service model to incorporate remote service, depot drop-off/pickup, and other approaches.
Faster Growing Markets. Emerging markets, comprising Asia (excluding Japan), Eastern Europe, Latin America, the Middle East, and Africa, account for approximately 37% of our total net sales. We have a two-pronged strategy in emerging markets: first, to capitalize on long-term growth opportunities in these markets, and second, to leverage our low-cost manufacturing operations in China. We have a 35-year track record in China, and our sales in Asia have grown more than 13% on a compound annual growth basis in local currencies since 1999. Over the years, we also have broadened our product offering to the Asian markets. India has also been a source of emerging market sales growth in past years due to increased life science research activities. Overall, versus the prior year, we experienced a 12% increase in emerging market local currency sales by destination during 2022, which included 14% local currency sales growth in China. Within China, we continue to redeploy resources and sales and marketing efforts to the faster-growing segments of pharma, food manufacturing, chemical, and new energy. We believe the long-term growth of these segments will be favorably impacted by the Chinese government’s emphasis on science, high-value industries, product quality, and food safety. We expect our laboratory and product inspection businesses will particularly benefit from our focus on these segments. We also continue to invest and add sales and marketing resources to pursue growth in under-penetrated emerging markets. However, emerging market sales can be volatile. In particular, China has historically been volatile and market conditions may change unfavorably due to various factors. In addition to China and emerging markets, we also pursue other faster growth vertical markets. While rather small, these markets present outsized growth potential. Segments include lithium ion battery, semiconductors, advanced materials and plant-based food. The components of these faster growing segments will change as various markets develop and we will continue to leverage the breadth and scope of our product offering as new opportunities emerge.
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
Expanding Our Margins. During 2022, we experienced increased inflation in our cost structure, particularly regarding costs for product materials and transportation and logistics. However, despite these challenges to our cost structure, we continue to strive to improve our margins by enhancing our value proposition via innovation, more effectively pricing our products and services, optimizing our cost structure, and improving our mix in higher-margin businesses such as service. For example, sophisticated data analytic tools provide us new insights to further refine our price strategies and processes. We also focus on reallocating resources and better aligning our cost structure to support our investments in market penetration initiatives, higher-growth/profitable areas, and opportunities for margin improvement.
We also have implemented global procurement and supply chain management programs over the last several years aimed at lowering costs, and have increased our focus on these programs with our SternDrive initiative. SternDrive is our global operational excellence program for continuous improvement efforts within our supply chain, manufacturing, and back-office operations. Blue Ocean is also an important enabler of our various margin expansion initiatives. Our move to standardized business processes, systems, and data structures throughout our global organization provides greater data transparency and faster access to real-time data. Our cost leadership and productivity initiatives are also focused on continuously improving our invested capital efficiency, such as reducing our working capital levels, improving our order to cash cycle, and ensuring appropriate returns on our expenditures.
Pursuing Strategic Acquisitions. We seek to pursue "bolt-on" acquisitions that may leverage our global sales and service network, respected brand, extensive distribution channels, and technological leadership. We have identified life sciences and process analytics as key areas for acquisitions. For example, in 2021, we acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and we made other post-closing payments of $7.4 million. We have paid an additional $10.0 million related to an earn-out provision in the agreement during 2022 and expect to pay additional consideration of $10.0 million in 2023. In 2021, we also acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million and we may be required to pay additional consideration up to EUR 3.0 million.

COVID-19
The coronavirus pandemic (COVID-19) has spread globally in all countries where we conduct business. The COVID-19 pandemic continues to evolve and has led to the implementation of various responses, including government-imposed quarantines, stay-at-home orders and lockdowns, travel restrictions, vaccination and testing requirements, and other public health safety measures. The emergence of COVID-19 variants and subvariants has presented particular challenges to the global economy given the high level of transmissibility, which can cause many people to be affected at the same time or over a short period of time. For example, China recently eased its “zero COVID” policies related to previous lockdowns as part of the government's response to the COVID-19 pandemic. As a result China has experienced a significant increase in COVID-19 cases which may have negative implications on our business and supply chain, as well as the Chinese and global economies.
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
Ongoing Developments Related to Ukraine
We continue to monitor the ongoing developments related to Ukraine, as well as the status of all applicable sanctions. We have remained in close contact with our employees in Ukraine and have provided financial assistance and supplies to them. We suspended all shipments to Russia since the beginning of the invasion in February 2022. For historical reference, in 2021, approximately 1% of our net sales were in Russia and Ukraine, and we had an immaterial amount of assets and liabilities in both countries as of December 31, 2022 and 2021. We also do not have manufacturing in Russia or Ukraine.
The ongoing developments related to Ukraine present several risks to our business as further described on page 15 in the Risk Factors section of this Form 10-K. While it is difficult to estimate the impact of the ongoing invasion on the global economy, including increased inflation, higher energy and transportation costs and potential energy shortages, the invasion of Ukraine could adversely impact our financial results and presents several risks to our business.
Results of Operations — Consolidated
Net sales
Net sales were $3.9 billion for the year ended December 31, 2022, compared to $3.7 billion in 2021 and $3.1 billion in 2020. This represents an increase of 5% in 2022 and 21% in 2021 in U.S. dollars and an increase of 11% in 2022 and 18% in 2021 in local currencies. In 2022, we experienced strong growth in most businesses and regions with particularly strong growth in China and the Americas. We continue to benefit from the execution of our global sales and marketing programs, our innovative product portfolio, and investments in our field organization, particularly surrounding digital tools and techniques. However, there is uncertainty in the economic environment, including the risk of recession in some countries. Uncertainties and challenges also continue relating to ongoing developments related to Ukraine, COVID-19 (particularly in China), inflation, and supply chain challenges, and market conditions may change quickly.
In 2022, our net sales by geographic destination increased in U.S. dollars compared to 2021 by 11% in the Americas and 7% in Asia/Rest of World and decreased 5% in Europe. In local currencies, our net sales by geographic destination increased in 2022 by 12% in the Americas, 6% in Europe, and 13% in Asia/Rest of World, with 14% growth in China. Suspending shipments in Russia reduced our local currency sales in Europe by approximately 3% in 2022. The PendoTECH acquisition contributed approximately 1% to net sales in the Americas during 2022. A discussion of sales by operating segment is included below.
As described in Note 3 to our consolidated financial statements, our net sales comprise product sales of precision instruments and related services. Service revenues are primarily derived from repair and other services, including regulatory compliance qualification, calibration, certification, preventative maintenance, and spare parts.
Net sales of products increased 5% in U.S. dollars and 10% in local currencies during 2022 and increased 23% in U.S. dollars and 20% in local currencies in 2021. Service revenue (including spare parts) increased 6% in U.S. dollars and 12% in local currencies in 2022 and increased 11% in U.S. dollars and 8% in local currencies in 2021.
Net sales of our laboratory products and services, which represented approximately 57% of our total net sales in 2022, increased 7% in U.S. dollars and 12% in local currencies during 2022. The local currency increase in net sales of our laboratory-related products during 2022 includes very strong growth in most product categories. Net sales of our laboratory products also benefited approximately 1% from the PendoTECH acquisition.
Net sales of our industrial products and services, which represented approximately 38% of our total net sales in 2022, increased 4% in U.S. dollars and 9% in local currencies during 2022. The local currency increase in net sales of our industrial-related products during 2022 includes strong growth in most product categories, especially in core industrial.
Net sales of our food retailing products and services, which represented approximately 5% of our total net sales in 2022, decreased 5% in U.S. dollars and increased 1% in local currencies during 2022. The local currency increase includes improved project activity in the Americas, offset in part by weak market conditions in China.
Gross profit
Gross profit as a percentage of net sales was 58.9% for 2022 and 58.4% for both 2021 and 2020.
Gross profit as a percentage of net sales for products was 60.6% for 2022, compared to 60.1% for 2021 and 60.3% for 2020. Gross profit as a percentage of net sales for services (including spare parts) was 52.0% for 2022, compared to 51.8% for 2021 and 51.6% for 2020.
The gross profit as a percentage of net sales for 2022 primarily reflects increased sales volume and favorable price realization, offset by higher material costs.
Research and development and selling, general, and administrative expenses
Research and development expenses as a percentage of net sales were 4.5% for 2022, 4.6% for 2021, and 4.5% for 2020. Research and development expenses in U.S. dollars increased 4% in 2022 and 21% in 2021, and in local currencies increased 9% in 2022 and 17% in 2021. The increase during 2022 primarily relates to increased project activity.
Selling, general, and administrative expenses as a percentage of net sales were 23.9% for 2022, compared to 25.4% for 2021 and 26.6% for 2020. Selling, general, and administrative expenses decreased 1% in U.S. dollars and increased 4% in local currencies in 2022 and increased 15% in U.S. dollars and 12% in local currencies in 2021. The increase during 2022 primarily includes increased sales and marketing investments partially offset by lower cash incentive expense.

Amortization expense
Amortization expense was $66.2 million in 2022, compared to $63.1 million and $56.7 million in 2021 and 2020, respectively. The increase in amortization expense during 2022 is primarily related to purchased intangibles amortization.
Restructuring charges
During the past few years, we initiated various cost reduction measures. Restructuring charges were $9.6 million in 2022, compared to $5.2 million and $10.5 million in 2021 and 2020, respectively. Restructuring expenses are primarily comprised of employee-related costs.
Other charges (income), net
Other charges (income), net consisted of net income of $9.3 million, $3.1 million, and $13.8 million in 2022, 2021, and 2020, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $16.9 million, $11.4 million, and $12.2 million in 2022, 2021, and 2020, respectively. Other charges (income), net also includes $0.9 million and $3.4 million of acquisition costs for the years ended December 31, 2022 and 2021, respectively, as well as a $6.8 million charge to increase the PendoTECH acquisition contingent consideration and related obligations to the sellers for 2021.
Interest expense and taxes
Interest expense was $55.4 million for 2022, compared to $43.2 million for 2021 and $38.6 million for 2020.
Our reported tax rate was 18.5% during 2022, compared to 19.0% and 19.5% during 2021 and 2020, respectively.
Results of Operations — by Operating Segment
The following is a discussion of the financial results of our operating segments. We currently have five reportable segments: U.S. Operations, Swiss Operations, Western European Operations, Chinese Operations, and Other. A more detailed description of these segments is outlined in Note 18 to our consolidated financial statements.
U.S. Operations (amounts in thousands)

	2022	2021	2020	Increase (Decrease) in % 2022 vs. 2021	Increase (Decrease) in % 2021 vs. 2020
Net sales	$1,601,344	$1,443,970	$1,194,169	11%	21%
Net sales to external customers	$1,444,460	$1,287,983	$1,072,319	12%	20%
Segment profit	$357,802	$302,177	$244,940	18%	23%
Total net sales increased 11% in 2022 and 21% in 2021 and net sales to external customers increased 12% in 2022 and 20% in 2021. The increase during 2022 is driven by strong growth in most product categories. Net sales to external customers in our U.S. Operations also benefited approximately 1% from the PendoTECH acquisition.
Segment profit increased $55.6 million in our U.S. Operations segment during 2022, compared to an increase of $57.2 million during 2021. The segment profit increase in 2022 includes higher net sales volume and benefits from our margin expansion initiatives, offset in part by higher material costs.

Swiss Operations (amounts in thousands)

	2022	2021	2020	Increase (Decrease) in % (1) 2022 vs. 2021	Increase (Decrease) in % (1) 2021 vs. 2020
Net sales	$1,016,070	$997,634	$823,760	2%	21%
Net sales to external customers	$176,119	$171,633	$143,923	3%	19%
Segment profit	$309,844	$301,142	$245,465	3%	23%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 2% in 2022 and 21% in 2021, and in local currencies increased 6% in 2022 and increased 19% in 2021. Net sales to external customers in U.S. dollars increased 3% in 2022 and increased 19% in 2021, and in local currencies increased 6% in 2022 and increased 17% in 2021. Local currency net sales to external customers during 2022 includes strong growth in laboratory products.
Segment profit increased $8.7 million in our Swiss Operations segment during 2022, compared to an increase of $55.7 million during 2021. The segment profit increase in 2022 includes higher net sales volume and benefits from our margin expansion initiatives, offset in part by unfavorable foreign currency translation and higher material costs.
Western European Operations (amounts in thousands)

	2022	2021	2020	Increase (Decrease) in % (1) 2022 vs. 2021	Increase (Decrease) in % (1) 2021 vs. 2020
Net sales	$996,831	$1,041,308	$889,891	(4)%	17%
Net sales to external customers	$799,931	$829,761	$716,715	(4)%	16%
Segment profit	$174,352	$172,265	$147,562	1%	17%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars decreased 4% in 2022 and increased 17% in 2021, and in local currencies increased 8% in 2022 and 12% in 2021. Net sales to external customers in U.S. dollars decreased 4% in 2022 and increased 16% in 2021, and in local currencies increased 9% in 2022 and 12% in 2021. Local currency net sales to external customers during 2022 includes solid growth in most product categories, especially laboratory and core-industrial products.
Segment profit increased $2.1 million in our Western European Operations segment during 2022, compared to an increase of $24.7 million in 2021. The segment profit increase in 2022 is primarily due to higher sales volume and benefits from our margin expansion initiatives, offset in part by unfavorable currency translation and higher material costs.
Chinese Operations (amounts in thousands)

	2022	2021	2020	Increase (Decrease) in % (1) 2022 vs. 2021	Increase (Decrease) in % (1) 2021 vs. 2020
Net sales	$1,149,690	$1,063,430	$792,345	8%	34%
Net sales to external customers	$841,526	$771,651	$578,610	9%	33%
Segment profit	$424,162	$369,835	$270,497	15%	37%
(1)Represents U.S. dollar growth.
Total net sales in U.S. dollars increased 8% in 2022 and increased 34% in 2021, and in local currencies increased 13% in 2022 and 26% in 2021. Net sales by origin to external customers in U.S. dollars increased 9% in 2022 and 33% in 2021, and in local currencies increased 13% in 2022 and

25% in 2021. The increase in net sales to external customers during 2022 includes very strong growth in laboratory and core-industrial products, offset in part by a decline in food retailing. However, uncertainties exist, especially relating to COVID-19 outbreaks and the related impact on the economy, and market conditions may change quickly.
Segment profit increased $54.3 million in our Chinese Operations segment during 2022, compared to an increase of $99.3 million in 2021. The increase in segment profit during 2022 primarily reflects increased sales volume and benefits from our margin expansion initiatives, offset in part by unfavorable currency translation and higher material costs.
Other (amounts in thousands)

	2022	2021	2020	Increase (Decrease) in % (1) 2022 vs. 2021	Increase (Decrease) in % (1) 2021 vs. 2020
Net sales	$661,632	$661,682	$578,210	—%	14%
Net sales to external customers	$657,673	$656,902	$573,610	—%	15%
Segment profit	$90,322	$100,028	$77,910	(10)%	28%
(1)Represents U.S. dollar growth.
Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries. Net sales to external customers in U.S. dollars were flat in 2022 and increased 14% in 2021, and in local currencies increased 8% in 2022 and 12% in 2021. The increase in local currency growth in net sales to external customers during 2022 includes particularly strong growth in laboratory products.
Segment profit decreased $9.7 million in our Other segment during 2022, compared to an increase of $22.1 million during 2021. The decrease in segment profit during 2022 primarily relate to unfavorable foreign currency translation, offset by increased sales volume and benefits from our margin expansion initiatives.
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
Cash provided by operating activities totaled $859.1 million in 2022, compared to $908.8 million in 2021 and $724.7 million in 2020. The decrease in 2022 is primarily due to higher cash incentive payments related to our strong prior year performance and increased inventory levels to mitigate supply chain challenges.
Capital expenditures are made primarily for investments in information systems and technology, machinery, equipment, and the purchase and expansion of facilities. Our capital expenditures totaled $121.2 million in 2022, $107.6 million in 2021, and $92.5 million in 2020. Capital expenditures in 2023 are expected to be approximately $15 million higher than 2022 subject to business and economic conditions.

In September 2021, the Company entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. As of December 31, 2022, we have obtained $29.7 million of the $35.8 million of total funding to be received through 2023, which will offset associated capital expenditures. During the period ended December 31, 2022, we incurred approximately $28.1 million of capital expenditures relating to this funding agreement.
We continue to explore potential acquisitions. In connection with any acquisition, we may incur additional indebtedness. In March 2021, we acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and we made other post-closing payments of $7.4 million. Additional consideration of $10.0 million was paid in 2022, and we expect to pay additional consideration of $10.0 million in 2023. In October 2021, the Company acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million and the Company may be required to pay additional amounts up to EUR 3.0 million. For additional information related to these acquisitions, refer to Note 4 to the consolidated financial statements.
In 2022, 2021, and 2020, we also incurred additional acquisition payments totaling $38.0 million, $8.3 million, and $6.2 million, respectively.
Cash flows used in financing activities during 2022 primarily comprised share repurchases. In accordance with our share repurchase program, we spent $1.1 billion in 2022 and $1.0 billion and $775.0 million in 2021 and 2020, respectively on the repurchase of 838,010 shares, 739,486 shares, and 815,652 shares, respectively. Our share repurchase program does not obligate us to acquire any specific number of shares; however, in 2023, we intend to spend a similar amount on the repurchase of shares as we spent in 2022, subject to business and economic conditions.
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

Senior Notes and Credit Facility Agreement
Our short-term borrowings and long-term debt consisted of the following at December 31, 2022:

	U.S. Dollar	Other Principal Trading Currencies	Total
4.10% $50 million 10-year Senior Notes due September 19, 2023	50,000	—	50,000
3.84% $125 million 10-year Senior Notes due September 19, 2024	125,000	—	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	—	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	—	75,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	—	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	—	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—	150,000
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—	150,000
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	—	133,794	133,794
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	—	144,497	144,497
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	—	133,794	133,794
Senior Notes debt issuance costs, net	(3,033)	(1,488)	(4,521)
Total Senior Notes	846,967	410,597	1,257,564
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points(1)	507,679	189,532	697,211
Other local arrangements	3,891	55,868	59,759
Total debt	1,358,537	655,997	2,014,534
Less: current portion	(50,436)	(55,618)	(106,054)
Total long-term debt	$1,308,101	$600,379	$1,908,480
(1) See Note 6 and Note 7 to our consolidated financial statements for additional disclosures on the financial instruments associated with the Credit Agreement.
As of December 31, 2022, approximately $547.0 million of additional borrowings were available under our Credit Agreement and we maintained $96.0 million of cash and cash equivalents. At December 31, 2022, the interest payments associated with 73% of the Company’s debt are fixed obligations. We expect to make interest payments of approximately $75.0 million during 2023 associated with our debt outstanding as of December 31, 2022.
Changes in exchange rates between the currencies in which we generate cash flow and the currencies in which our borrowings are denominated affect our liquidity. In addition, because we borrow in a variety of currencies, our debt balances fluctuate due to changes in exchange rates. Further, we do not have any downgrade triggers from rating agencies that would accelerate the maturity dates of our debt. We were in compliance with our debt covenants as of December 31, 2022.
Senior Notes
The Senior Notes listed above are senior unsecured obligations and interest is payable semi-annually. The Senior Notes each contain customary affirmative and negative covenants as further described in Note 10 to our consolidated financial statements.
In December 2022, we entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. We will issue $150 million with a fixed interest rate of 5.45% in March 2023, which will mature in March 2033. We will use the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
In December 2021, we entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. We issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022, which will mature in March 2037, and we issued $150 million with a fixed interest rate of

2.91% (2.91% Senior Notes) in September 2022, which will mature in September 2037. We used the proceeds from the sale of the notes to refinance existing indebtedness and for other general corporate purposes.
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
Share Repurchase Program
In November 2022, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program which has $3.5 billion of remaining availability as of December 31, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
We have purchased 31.0 million common shares since the inception of the program in 2004 through December 31, 2022, at a total cost of $8.0 billion. During the years ended December 31, 2022 and 2021, we spent $1.1 billion and $1.0 billion on the repurchase of 838,010 shares and 739,486 shares at an average price per share of $1,312.61 and $1,352.27, respectively. We reissued 133,916 shares and 110,748 shares held in treasury for the exercise of stock options and restricted stock units during 2022 and 2021, respectively.
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
We also conduct business throughout the world, including Asia Pacific, the United Kingdom, Eastern Europe, Latin America, and Canada. Fluctuations in these currency exchange rates against the U.S. dollar can also affect our operating results. The most significant of these currency exposures is the Chinese renminbi. The impact on our earnings before tax of the Chinese renminbi weakening 1% against the U.S. dollar is a reduction of approximately $3.7 million to $4.2 million annually.
In addition to the effects of exchange rate movements on operating profits, our debt levels can fluctuate due to changes in exchange rates, particularly between the U.S. dollar, the Swiss franc, and euro.

Based on our outstanding debt at December 31, 2022, we estimate that a 5% weakening of the U.S. dollar against the currencies in which our debt is denominated would result in an increase of $35 million in the reported U.S. dollar value of our debt.
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
Inflation
Global inflation significantly increased in 2022 and 2021 related to the COVID-19 economic recovery and associated disruptions in global demand, supply chains/logistics, and labor markets, as well as the war in Ukraine and related significant increase in energy costs. Inflation can affect the costs of goods and services that we use, including raw materials to manufacture our products, as well as transportation and logistical costs and other external costs and services. Inflation can also affect labor costs which are a significant element of our overall cost structure. Inflation can also lead to increased interest rates as country monetary policies combat inflation. This can result in reduced economic growth and recessionary conditions, as well as higher borrowing costs. Inflation presents several risks to our business as further described on page 21 in the Risk Factors section of this Form 10-K, and these inflationary conditions could have a greater impact on our operating results in future years.
Quantitative and Qualitative Disclosures about Market Risk
We have only limited involvement with derivative financial instruments and do not use them for trading purposes.
We have entered into certain cross currency swap agreements. The fair value of these contracts was a net asset of $4.1 million at December 31, 2022. Based on our agreements outstanding at December 31, 2022, a 100-basis-point change in interest rates and foreign currency exchange rates would result in a change in the net aggregate market value of these instruments by approximately $4.5 million. Any change in fair value would not affect our consolidated statement of operations unless such agreements and the debt they hedge were prematurely settled.
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
Income taxes
Income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated future taxes to be paid on items in the consolidated financial statements. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. The valuation allowance of $62.6 million as of December 31, 2022 is based on management’s estimates of future taxable income and application of relevant income tax law. In the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the valuation allowance would increase income or equity in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of the valuation allowance in the future, an adjustment to the net deferred tax asset would be charged to income in the period such determination was made.
We plan to repatriate earnings from China, Switzerland, Germany, the United Kingdom, and certain other countries in future years and expect the additional tax costs associated with the repatriation of such earnings will be non-U.S. withholding taxes, certain state taxes, and U.S. taxes on currency gains, if any. All other undistributed earnings are considered permanently reinvested.

The significant assumptions and estimates described in the preceding paragraphs are important contributors to our ultimate effective tax rate for each year in addition to our income mix from geographical regions. If any of our assumptions or estimates were to change, or should our income mix from our geographical regions change, our effective tax rate could be materially affected. Based on earnings before taxes of $1.1 billion for the year ended December 31, 2022, each increase of $10.7 million in tax expense would increase our effective tax rate by 1%.
Employee benefit plans
The net periodic pension cost for 2022 and projected benefit obligation as of December 31, 2022 were $0.5 million and $110.3 million, respectively, for our U.S. pension plan. The net periodic cost for 2022 and projected benefit obligation as of December 31, 2022 were $3.3 million and $785.3 million, respectively, for our international pension plans. The net periodic post-retirement benefit for 2022 and expected post-retirement benefit obligation as of December 31, 2022 for our U.S. post-retirement medical benefit plan were $0.1 million and $0.7 million, respectively.
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
The expected rates of return on the various defined benefit pension plans’ assets are based on the asset allocation of each plan and the long-term projected return of those assets, which represent a diversified mix of U.S. and international corporate equities and government and corporate debt securities. In 2002, we froze our U.S. defined benefit pension plan and discontinued our retiree medical program for certain current and all future employees. Consequently, no significant future service costs will be incurred on these plans. For 2022, the weighted average return on assets assumption was 6.75% for the U.S. plan and 3.84% for the international plans. A change in the rate of return of 1% would impact annual benefit plan expense by approximately $7.8 million after tax.
The discount rates for defined benefit and post-retirement plans are set by benchmarking against high-quality corporate bonds. For 2022, the weighted average discount rate assumption was 4.9% for the U.S. plan and 2.6% for the international plans, representing a weighted average of local rates in countries where such plans exist. A change in the discount rate of 1% would impact annual benefit plan expense by approximately $10.8 million after tax.
Goodwill and other intangible assets
As of December 31, 2022, our consolidated balance sheet included goodwill of $660.2 million and other intangible assets of $306.1 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.
PricewaterhouseCoopers LLP, an independent registered public accounting firm that audited the financial statements included in this Report on Form 10-K, has issued their integrated audit report, which covers our internal control over financial reporting, which appears on page F-2.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.Directors, Executive Officers, and Corporate Governance
The executive officers of the Company are set forth below. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

Name	Age	Position
Patrick Kaltenbach	59	President and Chief Executive Officer
Peter Aggersbjerg	54	Head of Divisions
Marc de La Guéronnière	59	Head of European and North American Market Organizations
Gerhard Keller	55	Head of Process Analytics
Christian Magloth	57	Head of Human Resources
Shawn P. Vadala	54	Chief Financial Officer
Richard Wong	58	Head of Asia/Pacific Market Organizations
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
Peter Aggersbjerg has been Head of Divisions since January 2020 and Head of Laboratory since January 2018. From February 2016 to December 2017, he served as the Head of our Laboratory Weighing strategic business unit. Prior to joining the Company, he served as the Global BU Head for Medela’s Neonatal Care business and a member of its Group management. Prior to Medela, Mr. Aggersbjerg worked in various CEO roles in the health care, medical devices, and industrial sectors in Switzerland, Denmark, and the U.S. Mr. Aggersbjerg will depart the Company at the end of February 2023 at which time Stefan Heiniger will become the Head of Laboratory. Mr. Heiniger has been the Head of Laboratory Weighing since 2018.
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
Richard Wong has been Head of Asia/Pacific Market Organizations since 2009. Prior to joining the company in 2008, he held various regional management positions with Agilent Technologies from 1998 to 2008 including Life Sciences Field Operations for North Asia based in Beijing and later in Tokyo. He started his career with Hewlett Packard in 1991 and held positions of increasing responsibilities in Sales & Marketing and Finance.
Certifications
Our Chief Executive Officer and Chief Financial Officer provide certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 in connection with our quarterly and annual financial statement filings with the Securities and Exchange Commission. The certifications relating to this annual report are attached as Exhibits 31.1 and 31.2.
The remaining information called for by this item is incorporated by reference from the discussion in the sections “Proposal One: Election of Directors,” “Board of Directors — General Information,” “Board of Directors — Operation,” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the 2023 Proxy Statement.
Item 11.Executive Compensation
The information appearing in the sections captioned “Board of Directors — General Information —Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement is incorporated by reference herein.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information appearing in the section “Share Ownership” in the 2023 Proxy Statement is incorporated by reference herein. Information appearing in “Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2022” is included within Note 12 to the financial statements.
Item 13.Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions — None.
Director Independence — The information in the section “Board of Directors — General Information — Independence of the Board” in the 2023 Proxy Statement is incorporated by reference herein.
Item 14.Principal Accounting Fees and Services
Information appearing in the section “Audit Committee Report” in the 2023 Proxy Statement is hereby incorporated by reference.

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
2. Report of Independent Registered Public Accounting Firm (PCAOB ID 238). See page F-2.
3. Financial Statement Schedule. See Schedule II, which is included on page S-1.
4. List of Exhibits. See Exhibit Index included on page E-1.
Item 16.Form 10-K Summary
None.

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company(1)
3.2	Second Amended and Restated By-laws of the Company, effective as of November 3, 2022 (24)
4.3	Description of Capital Stock(2)
10.1	Credit Agreement among Mettler-Toledo International Inc., certain of its subsidiaries, JPMorgan Chase Bank, N.A., and certain other financial institutions, dated as of June 25, 2021(3)
10.3
Note Purchase Supplement dated as of July 29, 2013 by and among Mettler-Toledo International Inc., Aviva Life and Annuity Company, and Teachers Insurance and Annuity Association of America to a Note Purchase Agreement dated October 10, 2012 by and among Mettler-Toledo International Inc., Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, MassMutual Asia Limited, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, and Aviva Life and Annuity Company Royal Neighbors of America(5)

10.4
Second Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of October 10, 2012, entered into by and among Mettler-Toledo International Inc, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Massachusetts Mutual Life Insurance Company, Massmutual Asia Limited, C.M. Life Insurance Company, Yf Life Insurance International Limited, Athene Annuity and Life Assurance Company, Royal Neighbors of America and Teachers Insurance and Annuity Association of America(12)

10.5
Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(6)

10.6
First Amendment to Note Purchase Agreement dated as of June 27, 2014 by and among Mettler-Toledo International Inc., Babson Capital Management LLC, Cigna Investments, Inc., and Teachers Insurance and Annuity Association of America(20)

10.7
Second Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of June 27, 2014, entered into by and among Mettler-Toledo International Inc., Life Insurance Company of North America, New York Life Group Insurance Company of NY, Erie Family Life Insurance Company, Metropolitan Life Insurance Company, Massachusetts Mutual Life Insurance Company, Yf Life Insurance International Limited, Banner Life Insurance Company, Great-West Life & Annuity Insurance Company, Teachers Insurance and Annuity Association of America, Connecticut General Life Insurance Company, and Healthspring Life & Health Insurance Company, Inc.(12)

10.8
Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(7)

10.9
First Amendment to Note Purchase Agreement dated as of March 31, 2015 by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, MetLife Insurance Company USA, OMI MLIC Investments Limited, and Massachusetts Mutual Life Insurance Company(20)

10.10
Second Amendment to Note Purchase Agreement dated as of December 23, 2021, to the Note Purchase Agreement dated as of March 31, 2015, entered into by and among Mettler-Toledo International Inc., Metropolitan Life Insurance Company, Brighthouse Life Insurance Company, Massachusetts Mutual Life Insurance Company, and Great-West Life & Annuity Insurance Company of New York.(12)

10.11
Note Purchase Agreement dated as of April 18, 2019 by and among Mettler-Toledo International Inc., Connecticut General Life Insurance Company, Life Insurance Company of North America, Cigna Health and Life Insurance Company, MetLife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, and Pensionskasse des Bundes PUBLICA(8)

10.12
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of April 18, 2019, entered into by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Brighthouse Life Insurance Company, Brighthouse Reinsurance Company of Delaware, Transatlantic Reinsurance Company, Pensionskasse Des Bundes Publica, Ensign Peak Advisors, Inc., Clifton Park Capital Management, LLC, Life Insurance Company of North America, and New York Life Group Insurance Company of NY(12)

10.13
Note Purchase Agreement dated as of November 6, 2019 by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse des Bundes PUBLICA, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, and The Lincoln National Life Insurance Company(9)

10.14
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of November 6, 2019, entered into by and among Mettler-Toledo International Inc., Metlife Insurance K.K., Metropolitan Tower Life Insurance Company, Pensionskasse Des Bundes Publica, The Northwestern Mutual Life Insurance Company, The Prudential Insurance Company of America, Athene Annuity and Life Company, Athene Annuity & Life Assurance Company, The Lincoln National Life Insurance Company, Swiss Re Life & Health America Inc., Zurich American Insurance Company Master Retirement Trust, The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Physicians Mutual Insurance Company, Prudential Term Reinsurance Company, The Gibraltar Life Insurance Co., Ltd., American General Life Insurance Company, and The United States Life Insurance Company in the City of New York(12)

10.15
Note Purchase Agreement dated as of December 16, 2020 by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, MetLife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(10)

Exhibit
No.	Description
10.16
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of December 16, 2020, entered into by and among Mettler-Toledo International Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The United States Life Insurance Company in the City of New York, The Variable Annuity Life Insurance Company, Athene Annuity and Life Company, Jackson National Life Insurance Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Metlife Insurance K.K., Metropolitan Life Insurance Company, and The Northwestern Mutual Life Insurance Company(12)

10.17
Note Purchase Agreement dated as of May 18, 2021 by and among Mettler-Toledo International Inc., Gibraltar Universal Life Reinsurance Company, Highmark Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Athene Annuity & Life Assurance Company, American Equity Investment Life Insurance Company, Athene Annuity and Life Company, Venerable Insurance and Annuity Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Zurich American Insurance Company, Metropolitan Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Connecticut General Life Insurance Company, and Cigna Health and Life Insurance Company(11)

10.18
First Amendment to Note Purchase Agreement dated as of December 23, 2021 to the Note Purchase Agreement dated as of May 18, 2021, entered into by and among Mettler-Toledo International Inc., Gibraltar Universal Life Reinsurance Company, Highmark Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Athene Annuity & Life Assurance Company, American Equity Investment Life, Insurance Athene Annuity And Life Company, Venerable Insurance And Annuity Company, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, Zurich American Insurance Company, Metropolitan Life Insurance Company, Metlife Insurance K.K., The Northwestern Mutual Life Insurance Company, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Connecticut General Life Insurance Company, and Cigna Health and Life Insurance Company(12)

10.19
Note Purchase Agreement dated as of December 23, 2021 by and among Mettler-Toledo International Inc., The Lincoln National Life Insurance Company, Metropolitan Life Insurance Company, MetLife Insurance K.K., Lockheed Martin Investment Management Company, Metropolitan Tower Life Insurance Company, The Northwestern Mutual Life Insurance Company, Gibraltar Universal Life Reinsurance Company, Prudential Legacy Insurance Company of New Jersey, Prudential Universal Reinsurance Company, The Prudential Insurance Company of America, PICA Hartford Life Insurance Comfort Trust, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, American General Life Insurance Company, The Variable Annuity Life Insurance Company, Massachusetts Mutual Life Insurance Company, Great-West Life & Annuity Insurance Company of New York, New York Life Insurance Company, New York Life Insurance and Annuity Company, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account, and Teachers Insurance and Annuity Association of America(12)

10.20
Note Purchase Agreement dated as of December 16, 2022 by and among Mettler-Toledo International Inc., Brighthouse Life Insurance Company, Missouri Reinsurance, Inc., Homesteaders Life Company, Employers Mutual Casualty Company, John Hancock Pension Plan, EMC National Life Company, The Northwestern Mutual Investment, The Northwestern Mutual Life Insurance Company for its Group Annuity Separate Account, Teachers Insurance and Annuity Association of America, Independent Life Insurance Company, Aaraugische Pensionskasse, BCBSM, Inc. DBA Blue Cross and Blue Shield of Minnesota, The Prudential Gibraltar Financial Life Insurance Co., LTD, The Prudential Insurance Company of America, New York Life Insurance Company, New York Life Insurancce and Annuity Corporation, New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance, The Bank of New York Mellon (22)

10.21†	Mettler-Toledo International Inc. 2007 Share Plan, effective February 7, 2008(13)
10.22†	Mettler-Toledo International Inc. 2013 Equity Incentive Plan, (Amended and Restated effective May 6, 2021)(14)
10.23†	Form of Restricted Stock Unit Agreement(4)
10.24†	Form of Performance Share Unit Agreement(23)
10.26†	Form of Stock Option Agreement Directors(4)
10.27†	Form of Stock Option Agreement CEO(4)
10.28†	Form of Stock Option Agreement NEOs(4)
10.29†	Non-Employee Director Share Award Agreement(2)
10.32†*	Regulations of the POBS PLUS — Incentive System for Members of the Group Management of Mettler Toledo, effective as of November 2, 2022
10.50†	Employment Agreement between Peter Aggersbjerg and Mettler-Toledo International Inc., dated as of November 8, 2019(15)
10.51†	Employment Agreement between Marc de La Guéronnière and Mettler-Toledo International Inc., dated as of January 27, 2011(16)
10.52†	Employment Agreement between Olivier Filliol and Mettler-Toledo International Inc., dated as of November 1, 2007(17)
10.53†	Amended Employment Agreement between Olivier Filliol and Metter-Toledo International Inc., dated as of December 14, 2020(18)
10.54†	Employment Agreement between Patrick Kaltenbach and Mettler-Toledo International Inc., dated as of December 14, 2020(19)
10.55†	Employment Agreement between Christian Magloth and Mettler-Toledo International Inc., dated as of March 22, 2010(16)
10.56†	Employment Agreement between Gerhard Keller and Mettler-Toledo International Inc., dated as of April 27, 2018(19)
10.57†	Employment Agreement between Shawn P. Vadala and Mettler-Toledo International Inc., dated as of October 24, 2016(4)
10.58†	Form of Tax Equalization Agreement between Messrs. Filliol, Aggersbjerg, Keller, Magloth, Kaltenbach, and Mettler-Toledo International Inc., dated as of October 10, 2007(14)

Exhibit
No.	Description
10.59†*	Employment Agreement between Richard Wong and Mettler-Toledo International Inc. dated as of July 8, 2008
21*	Subsidiaries of the Company
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
_____________________________________
(1)Incorporated by reference to the Company’s Report on Form 10-K dated March 13, 1998
(2)Incorporated by reference to the Company’s Report on Form 10-K dated February 8, 2021
(3)Incorporated by reference to the Company’s Report on Form 8-K dated June 30, 2021
(4)Incorporated by reference to the Company’s Report on Form 10-K dated February 2, 2017
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
(10)Incorporated by reference to the Company’s Report on Form 8-K dated December 16, 2020
(11)Incorporated by reference to the Company’s Report on Form 8-K dated May 20, 2021
(12)Incorporated by reference to the Company’s Report on Form 8-K dated December 29, 2021
(13)Incorporated by reference to the Company’s Report on Form 10-K dated February 15, 2008
(14)Incorporated by reference to the Company’s Registration Statement on Form S-8 dated July 30, 2021 (Reg. No. 333-258294)
(15)Incorporated by reference to the Company’s Report on Form 10-K dated February 7, 2020
(16)Incorporated by reference to the Company’s Report on Form 10-K dated February 16, 2011
(17)Incorporated by reference to the Company’s Report on Form 8-K dated November 1, 2007
(18)Incorporated by reference to the Company’s Report on Form 8-K dated December 15, 2020
(19)Incorporated by reference to the Company’s Report on Form 10-Q dated July 27, 2018
(20)Incorporated by reference to the Company’s Report on Form 8-K dated April 24, 2015
(21)Incorporated by reference to the Company's Report on Form 8-K dated November 8, 2022
(22)Incorporated by reference to the Company's Report on Form 8-K dated December 23, 2022
(23)Incorporated by reference to the Company’s Report on Form 10-K dated February 11, 2022
*    Filed herewith

†    Management contract or compensatory arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mettler-Toledo International Inc.
(Registrant)
Date: February 10, 2023

By:	/s/Patrick Kaltenbach
Patrick Kaltenbach
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant as of the date set out above and in the capacities indicated.

Signature	Title

/s/Patrick Kaltenbach	President and Chief Executive Officer
Patrick Kaltenbach

/s/Shawn P. Vadala	Chief Financial Officer
Shawn P. Vadala

/s/Wah-Hui Chu	Director
Wah-Hui Chu

/s/Roland Diggelmann	Director
Roland Diggelmann

/s/Domitille Doat-Le Bigot	Director
Domitille Doat-Le Bigot

/s/Olivier A. Filliol	Director
Olivier A. Filliol

/s/Elisha Finney	Director
Elisha Finney

/s/Richard Francis	Director
Richard Francis

/s/Michael A. Kelly	Director
Michael A. Kelly

/s/Thomas P. Salice	Director
Thomas P. Salice

/s/Robert F. Spoerry	Director
Robert F. Spoerry

/s/Ingrid Zhang	Director
Ingrid Zhang

METTLER-TOLEDO INTERNATIONAL INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mettler-Toledo International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mettler-Toledo International Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes, and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Product Revenue Recognition

As described in Note 2 to the consolidated financial statements, product revenue is recognized from contracts with customers when a customer has obtained control of a product. The Company considers control to have transferred based upon shipping terms. As described in Note 3, for the year ended December 31, 2022, the Company’s net sales were $3.9 billion, of which $3.1 billion relate to product revenue.

The principal consideration for our determination that performing procedures relating to product revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to product revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the product revenue recognition process. These procedures also included, among others, testing the appropriateness of product revenue recognized for a sample of product revenue transactions by obtaining and inspecting evidence of arrangement, evidence of products delivered, and, where applicable, consideration received in exchange for those products.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
February 10, 2023

We have served as the Company’s auditor since 2005.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31
(In thousands, except share data)

	2022	2021	2020
Net sales
Products	$3,118,721	$2,960,615	$2,405,172
Service	800,988	757,315	680,005
Total net sales	3,919,709	3,717,930	3,085,177
Cost of sales
Products	1,227,230	1,181,020	954,697
Service	384,437	365,357	329,449
Gross profit	2,308,042	2,171,553	1,801,031
Research and development	177,122	169,766	140,102
Selling, general, and administrative	938,461	943,976	820,221
Amortization	66,239	63,075	56,665
Interest expense	55,392	43,242	38,616
Restructuring charges	9,556	5,239	10,516
Other income, net	(9,320)	(3,106)	(13,832)
Earnings before taxes	1,070,592	949,361	748,743
Provision for taxes	198,090	180,376	146,004
Net earnings	$872,502	$768,985	$602,739

Basic earnings per common share:
Net earnings	$38.79	$33.25	$25.24
Weighted average number of common shares	22,491,790	23,129,862	23,882,648
Diluted earnings per common share:
Net earnings	$38.41	$32.78	$24.91
Weighted average number of common and common equivalent shares	22,718,290	23,457,630	24,199,230

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the years ended December 31
(In thousands, except share data)

	2022	2021	2020

Net earnings	$872,502	$768,985	$602,739

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(63,298)	11,535	29,914
Unrealized gains (losses) on cash flow hedging arrangements:
Unrealized gains (losses)	10,029	4,394	(11,323)
Effective portion of (gains) losses included in net earnings	(5,775)	(2,913)	11,066
Defined benefit pension and post-retirement plans:
Net actuarial gains (losses)	70,672	19,293	(35,662)
Plan amendments and prior service cost	(9)	18,831	(93)
Amortization of actuarial losses (gains), plan amendments, and prior service cost	13,278	19,326	14,547
Impact of foreign currency	3,094	9,235	(19,701)
Total other comprehensive income (loss), net of tax	27,991	79,701	(11,252)

Comprehensive income	$900,493	$848,686	$591,487

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
As of December 31
(In thousands, except share data)

	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$95,966	$98,564
Trade accounts receivable, less allowances of $22,427 in 2022 and $22,176 in 2021	709,321	647,335
Inventories	441,694	414,543
Other current assets and prepaid expenses	128,108	108,916
Total current assets	1,375,089	1,269,358
Property, plant, and equipment, net	778,600	799,365
Goodwill	660,170	648,622
Other intangible assets, net	306,054	307,450
Deferred tax assets, net	27,080	39,496
Other non-current assets	345,402	262,507
Total assets	$3,492,395	$3,326,798
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$252,538	$272,911
Accrued and other liabilities	205,253	208,811
Accrued compensation and related items	200,031	236,265
Deferred revenue and customer prepayments	192,759	192,648
Taxes payable	191,096	134,769
Short-term borrowings and current maturities of long-term debt	106,054	101,134
Total current liabilities	1,147,731	1,146,538
Long-term debt	1,908,480	1,580,808
Deferred tax liabilities, net	111,360	62,230
Other non-current liabilities	300,031	365,801
Total liabilities	3,467,602	3,155,377
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $0.01 par value per share; authorized 10,000,000 shares	—	—
Common stock, $0.01 par value per share; authorized 125,000,000 shares; issued 44,786,011 and 44,786,011 shares, outstanding 22,139,009 and 22,843,103 shares at December 31, 2022 and 2021, respectively	448	448
Additional paid-in capital	850,368	825,974
Treasury stock at cost (22,647,002 and 21,942,908 shares at December 31, 2022 and 2021, respectively)	(7,325,656)	(6,259,049)
Retained earnings	6,726,866	5,859,272
Accumulated other comprehensive income (loss)	(227,233)	(255,224)
Total shareholders’ equity	24,793	171,421
Total liabilities and shareholders’ equity	$3,492,395	$3,326,798

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2019	24,125,317	$448	$783,871	$(4,539,154)	$4,499,288	$(323,673)	$420,780
Exercise of stock options and restricted stock units	162,176	—	2,582	30,568	(6,431)	—	26,719
Repurchases of common stock	(815,652)	—	—	(774,998)	—	—	(774,998)
Share-based compensation	—	—	18,687	—	—	—	18,687
Net earnings	—	—	—	—	602,739	—	602,739
Other comprehensive income (loss), net of tax	—	—	—	—	—	(11,252)	(11,252)
Balance at December 31, 2020	23,471,841	$448	$805,140	$(5,283,584)	$5,095,596	$(334,925)	$282,675
Exercise of stock options and restricted stock units	110,748	—	1,239	24,533	(5,309)	—	20,463
Repurchases of common stock	(739,486)	—	—	(999,998)	—	—	(999,998)
Share-based compensation	—	—	19,595	—	—	—	19,595
Net earnings	—	—	—	—	768,985	—	768,985
Other comprehensive income (loss), net of tax	—	—	—	—	—	79,701	79,701
Balance at December 31, 2021	22,843,103	$448	$825,974	$(6,259,049)	$5,859,272	$(255,224)	$171,421
Exercise of stock options and restricted stock units	133,916	—	4,733	33,391	(4,908)	—	33,216
Repurchases of common stock	(838,010)	—	—	(1,099,998)	—	—	(1,099,998)
Share-based compensation	—	—	19,661	—	—	—	19,661
Net earnings	—	—	—	—	872,502	—	872,502
Other comprehensive income (loss), net of tax	—	—	—	—	—	27,991	27,991
Balance at December 31, 2022	22,139,009	$448	$850,368	$(7,325,656)	$6,726,866	$(227,233)	$24,793

The accompanying notes are an integral part of these consolidated financial statements.

METTLER-TOLEDO INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31
(In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net earnings	$872,502	$768,985	$602,739
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	46,784	44,982	42,044
Amortization	66,239	63,075	56,665
Deferred tax provision (benefit)	26,517	563	(12,784)
Share-based compensation	19,661	19,595	18,687
Increase in acquisition contingent consideration	—	6,849	—
Other	—	381	(2,399)
Increase (decrease) in cash resulting from changes in:
Trade accounts receivable	(83,417)	(66,468)	(4,495)
Inventories	(43,392)	(118,718)	(3,836)
Other current assets	(16,263)	(5,040)	(4,763)
Trade accounts payable	(13,826)	93,973	(17,803)
Taxes payable	55,859	19,688	14,049
Accruals and other	(71,597)	80,960	36,595
Net cash provided by operating activities	859,067	908,825	724,699
Cash flows from investing activities:
Proceeds from sale of property, plant, and equipment	399	3,652	3,106
Purchase of property, plant, and equipment	(121,241)	(107,580)	(92,494)
Proceeds from government grant	29,670	—	—
Acquisitions	(37,951)	(220,862)	(6,242)
Other investing activities	(10,272)	10,682	(4,730)
Net cash used in investing activities	(139,395)	(314,108)	(100,360)
Cash flows from financing activities:
Proceeds from borrowings	2,307,256	2,427,519	1,489,040
Repayments of borrowings	(1,947,398)	(2,035,546)	(1,483,869)
Proceeds from exercise of stock options	33,216	20,463	26,719
Repurchases of common stock	(1,099,998)	(999,998)	(774,998)
Acquisition contingent consideration paid	(7,912)	—	—
Other financing activities	(1,203)	(2,987)	(800)
Net cash used in financing activities	(716,039)	(590,549)	(743,908)
Effect of exchange rate changes on cash and cash equivalents	(6,231)	142	6,038
Net increase (decrease) in cash and cash equivalents	(2,598)	4,310	(113,531)
Cash and cash equivalents:
Beginning of period	98,564	94,254	207,785
End of period	$95,966	$98,564	$94,254
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$52,314	$41,338	$37,772
Taxes	$114,038	$152,657	$134,674
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates due to uncertainty around the magnitude and duration of the COVID-19 pandemic and ongoing developments related to Ukraine, as well as other factors. A discussion of the Company's significant accounting policies is included in the Notes to the Consolidated Financial Statements included within this filing.
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
In September 2021, the Company entered into an agreement with the U.S. Department of Defense to increase domestic production capacity of pipette tips and enhance manufacturing automation and logistics. The Company received $29.7 million of funding in 2022 and will receive $6.1 million in 2023, which offset capital expenditures. During the period ended December 31, 2022, the Company incurred approximately $28.1 million of capital expenditures relating to this funding agreement. In accordance with ASU 2021-10: Government Assistance, the Company applies guidance within IAS 20 - Accounting for Government Grants and Disclosure and accounts for the government agreement by reducing the cost of the asset within property, plant, and equipment in the consolidated balance sheets by the amount of the funds received.
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
Software is generally not considered a distinct performance obligation with the exception of a limited number of small software applications. The Company primarily sells software products with the related hardware instrument as the software is embedded in the product. The Company’s products typically require no significant production, modification, or customization of the hardware or software that is essential to the functionality of the products.
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
Earnings per Common Share
In accordance with the treasury stock method, the Company has included 226,500, 327,768, and 316,582 common equivalent shares in the calculation of diluted weighted average number of common shares for the years ended December 31, 2022, 2021, and 2020, respectively, relating to outstanding stock options and restricted stock units.
Outstanding options and restricted stock units to purchase or receive 42,855, 24,036, and 36,263 shares of common stock for the years ended December 31, 2022, 2021, and 2020, respectively, have been excluded from the calculation of diluted weighted average number of common and common equivalent shares as such options and restricted stock units would be anti-dilutive.
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
Recent Accounting Pronouncements
In March 2020 and January 2021, the FASB issued ASU 2020-04 and ASU 2021-01: Reference Rate Reform, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuance of LIBOR or another referenced rate. The guidance may be applied to any applicable contract entered into before December 31, 2022. The Company's interest rate and cross currency swaps, as mentioned in Note 6 to the consolidated financial statements, are governed by International Swaps and Derivatives Association (ISDA) agreements, and the

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Company will adhere to the ISDA's fallback protocol when LIBOR is discontinued. In addition, the Company renewed the LIBOR-based credit agreement, as discussed further in Note 10, which includes a fallback protocol when LIBOR is discontinued. Based on these procedures, when LIBOR is discontinued, the interest rate and cross currency swaps will not require de-designation if certain criteria are met. The Company expects the financial impact of the rate change when LIBOR is discontinued to be immaterial to its financial statements.
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

3.REVENUE
The Company disaggregates revenue from contracts with customers by product, service, timing of revenue recognition, and geography. A summary by the Company’s reportable segments follows for the years ended December 31:

Twelve months ended December 31, 2022	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,113,983	$139,490	$581,168	$777,276	$506,804	$3,118,721
Service Revenue:
Point in time	256,837	27,800	134,781	46,931	121,786	588,135
Over time	73,640	8,829	83,982	17,319	29,083	212,853
Total	$1,444,460	$176,119	$799,931	$841,526	$657,673	$3,919,709

Twelve months ended December 31, 2021	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$1,004,891	$135,987	$600,527	$707,355	$511,855	$2,960,615
Service Revenue:
Point in time	218,306	26,764	151,656	48,343	120,860	565,929
Over time	64,786	8,882	77,578	15,953	24,187	191,386
Total	$1,287,983	$171,633	$829,761	$771,651	$656,902	$3,717,930

Twelve months ended December 31, 2020	U.S. Operations	Swiss Operations	Western European Operations	Chinese Operations	Other Operations	Total
Product Revenue	$815,046	$112,542	$509,385	$526,231	$441,968	$2,405,172
Service Revenue:
Point in time	199,247	22,733	135,793	39,705	110,542	508,020
Over time	58,026	8,648	71,537	12,674	21,100	171,985
Total	$1,072,319	$143,923	$716,715	$578,610	$573,610	$3,085,177

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The Company's global revenue mix by product category for the year ended December 31, 2022 is laboratory (57% of sales), industrial (38% of sales), and retail (5% of sales). The Company’s product revenue by reportable segment is proportionately similar to the Company’s global mix with the exception of the Company’s Swiss Operations, which is largely comprised of laboratory products, and the Company’s Chinese Operations, which has a slightly higher percentage of industrial products. A breakdown of the Company’s sales by product category for the year ended December 31 follows:

	2022	2021	2020
Laboratory	$2,230,381	$2,083,025	$1,669,791
Industrial	1,510,554	1,446,544	1,224,497
Retail	178,774	188,361	190,889
Total net sales	$3,919,709	$3,717,930	$3,085,177
A breakdown of net sales to external customers by geographic customer destination, net for the year ended December 31 follows:

	2022	2021	2020
Americas	$1,582,493	$1,419,832	$1,180,626
Europe	1,014,360	1,062,961	921,266
Asia/Rest of World	1,322,856	1,235,137	983,285
Total	$3,919,709	$3,717,930	$3,085,177
The payment terms in the Company’s contracts with customers do not exceed one year and therefore contracts do not contain a significant financing component. In most cases, after appropriate credit evaluations, payments are due in arrears and are recognized as receivables. Unbilled revenue is recorded when performance obligations have been satisfied, but not yet billed to the customer. Unbilled revenue as of December 31, 2022 and 2021 was $29.2 million and $32.1 million, respectively, and is included within accounts receivable. Deferred revenue and customer prepayments are recorded when cash payments are received or due in advance of the performance obligation being satisfied. Deferred revenue primarily includes prepaid service contracts, as well as deferred installation.
Changes in the components of deferred revenue and customer prepayments during the period are as follows:

	2022	2021	2020
Beginning balances as of January 1	$192,648	$149,106	$122,489
Customer prepayments/deferred revenue	731,482	711,067	617,643
Revenue recognized	(720,362)	(667,245)	(595,802)
Foreign currency translation	(11,009)	(280)	4,776
Ending balance as of December 31	$192,759	$192,648	$149,106
The Company generally expenses sales commissions when incurred because the contract period is one year or less. These costs are recorded within selling, general, and administrative expenses. The value of unsatisfied performance obligations other than customer prepayments and deferred revenue associated with contracts greater than one year is immaterial.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

4.    ACQUISITIONS
In March 2021, the Company acquired all the membership interests of Mayfair Technology, LLC (PendoTECH), a manufacturer and distributor of single-use sensors, transmitters, control systems, and software for measuring, monitoring, and data collection primarily in bioprocess applications. PendoTECH serves biopharmaceutical manufacturers and life science laboratories and is located in the United States. The initial cash payment was $185.0 million and the Company made other post-closing payments of $7.4 million. The Company may be required to pay additional consideration of up to $20.0 million, which is based upon financial thresholds in 2022 and 2023. The estimated fair value of the contingent consideration obligation at the time of acquisition of $13.5 million was determined using a Monte Carlo simulation based on the Company's forecast of future financial results. During the fourth quarter of 2021, the Company increased the contingent consideration obligation to $20.0 million, based upon actual results and future financial projections, plus related obligations of $0.3 million due to the sellers. The $6.8 million increase to the contingent consideration and related obligations to the sellers was recorded in other charges (income), net. As of December 31, 2022, the $10.0 million of additional consideration has been paid and the Company expects to pay an additional $10.0 million in 2023.
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
In October 2021, the Company acquired Scale-up Systems Inc., a leading software provider for scale-up and reaction modeling serving the biopharma and chemical markets. The initial cash payment was $20.2 million and the Company may be required to pay additional amounts up to EUR 3.0 million. As of December 31, 2022 the Company has paid EUR 0.6 million and expects to pay an additional EUR 1.3 million in 2023. Goodwill recorded in connection with the acquisition totaled $11.1 million, which is deductible for tax purposes. The Company also recorded $11.4 million of identifiable finite-lived intangibles primarily pertaining to technology and patents and customer relationships in connection with this acquisition, which will be amortized on a straight-line basis over 7 to 10 years. All of the acquired assets are included in the Company's Western European Operations segment.
In 2022, the Company incurred additional acquisition payments totaling $38.0 million. The Company recorded $28.4 million of identified intangibles primarily pertaining to customer relationships in connection with these acquisitions, which will be amortized on a straight-line basis over 2 to 15 years. Goodwill recorded in connection with these acquisitions totaled $18.6 million.
In 2021 and 2020, the Company also incurred additional acquisition payments totaling $8.3 million and $6.2 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

5.    INVENTORIES
Inventories consisted of the following at December 31:

	2022	2021
Raw materials and parts	$222,170	$184,624
Work-in-progress	77,848	76,019
Finished goods	141,676	153,900
Total inventory	$441,694	$414,543
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
In 2015, the Company entered into a forward-starting interest rate swap agreement. The agreement changes the floating rate LIBOR-based interest payments associated with $100 million in borrowings under the Company’s credit agreement to a fixed obligation of 2.25%, which began in February 2017 and matured in February 2022.
The Company’s cash flow hedges are recorded gross at fair value in the consolidated balance sheet at December 31, 2022 and 2021 and are disclosed in Note 7 to the consolidated financial statements. A derivative gain of $7.3 million based upon interest rates at December 31, 2022 is expected to be reclassified from other comprehensive income (loss) to earnings in the next 12 months. Through December 31, 2022, no hedge ineffectiveness has occurred in relation to these cash flow hedges.
Other Derivatives
The Company primarily enters into foreign currency forward contracts in order to economically hedge short-term intercompany balances largely denominated in Swiss franc, other major European currencies, and the Chinese renminbi with its foreign businesses. In accordance with U.S. GAAP, these contracts are considered “derivatives not designated as hedging instruments.” Gains or losses on these instruments are reported in current earnings. The foreign currency forward contracts are recorded at fair value in the consolidated balance sheet at December 31, 2022 and 2021, as disclosed in Note 7 to the consolidated financial statements. The Company recognized in other charges (income), net loss of $21.6 million and a net gain of $13.5 million and $4.8 million during the years ended December 31, 2022, 2021, and 2020, respectively, which offset the related net transaction gains (losses) associated with these contracts. At December 31, 2022 and 2021, these contracts had a notional value of $930.3 million and $1.0 billion, respectively.
The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. Counterparties are established banks and financial institutions with high credit ratings. The Company believes that such counterparties will be able to fully satisfy their obligations under these contracts.

7.    FAIR VALUE MEASUREMENTS
At December 31, 2022 and 2021, the Company had derivative assets totaling $11.5 million and $6.0 million, respectively, and derivative liabilities totaling $5.4 million and $10.3 million, respectively. The Company has limited involvement with derivative financial instruments and therefore does not present all the required disclosures in tabular format. The fair values of the interest rate swap agreements, the cross currency swap agreements, and the foreign currency forward contracts that economically hedge short-term intercompany balances are estimated based upon inputs from current valuation information obtained from dealer quotes and priced with observable market assumptions and appropriate valuation adjustments for credit risk. The Company has evaluated the valuation methodologies used to develop the fair values by dealers in order to determine whether such valuations are representative of an exit price in the Company’s principal market. In addition, the Company uses an internally developed model to perform testing on the valuations received from brokers. The Company has also considered both its own credit risk

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

and counterparty credit risk in determining fair value and determined these adjustments were insignificant for the years ended December 31, 2022 and 2021.
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
The following table presents the Company’s assets and liabilities, which are all categorized as Level 2 and are measured at fair value on a recurring basis at December 31, 2022 and 2021. The Company does not have any assets or liabilities which are categorized as Level 1.

	2022	2021	Balance Sheet Location
Foreign currency forward contracts not designated as hedging instruments	$3,958	$3,927	Other current assets and prepaid expenses
Cash flow hedges:
Cross currency swap agreement	609	—	Other current assets and prepaid expenses
Cross currency swap agreement	6,890	2,119	Other non-current assets
Total derivative assets	$11,457	$6,046

Foreign currency forward contracts not designated as hedging instruments	$2,056	$4,510	Accrued and other liabilities
Cash flow hedges:
Interest rate swap agreements	—	352	Accrued and other liabilities
Cross currency swap agreements	3,366	—	Accrued and other liabilities
Cross currency swap agreements	—	5,482	Other non-current liabilities
Total derivative liabilities	$5,422	$10,344
The Company had $25.3 million and $18.5 million of cash equivalents at December 31, 2022 and 2021, respectively, the fair value of which is determined using Level 2 inputs through quoted and corroborated prices in active markets. The fair value of cash equivalents approximates cost.
The fair value of the Company’s debt is less than the carrying value by approximately $258.6 million as of December 31, 2022. The fair value of the Company’s fixed interest rate debt was estimated using Level 2 inputs and primarily discounted cash flow models, based on estimated current rates offered for similar debt under current market conditions for the Company.
During the period ended December 31, 2022, $10.0 million of contingent consideration was paid relating to the PendoTECH acquisition of which $7.9 million is included in financing activities for the amount accrued at the acquisition date and $2.1 million is included in operating activities for the amount not accrued at the acquisition date on the Consolidated Statement of Cash Flows in accordance with U.S.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

GAAP. The estimated fair value of the remaining contingent consideration obligation of $10.0 million as of December 31, 2022 is based upon actual results and future financial projections. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement.

8.    PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following at December 31:

	2022	2021
Land	$61,072	$61,883
Building and leasehold improvements	372,398	367,846
Machinery and equipment	488,915	473,914
Computer software	512,494	502,198
Property, plant, and equipment, gross	1,434,879	1,405,841
Less accumulated depreciation and amortization	(656,279)	(606,476)
Property, plant, and equipment, net	$778,600	$799,365

9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows the changes in the carrying amount of goodwill for the years ended December 31:

	2022	2021
Balance at beginning of year	$648,622	$550,270
Goodwill acquired	18,644	103,882
Foreign currency translation	(7,096)	(5,530)
Balance at year end	$660,170	$648,622
Goodwill and indefinite-lived assets are reviewed for impairment on an annual basis in the fourth quarter. The Company completed its impairment review and determined that there had been no impairment of these assets through December 31, 2022. The Company identified no triggering events or other circumstances which indicated the carrying amount of goodwill or intangible assets may not be recoverable.
The components of other intangible assets as of December 31 are as follows:

	2022			2021
	Gross Amount	Accumulated Amortization	Intangibles, Net	Gross Amount	Accumulated Amortization	Intangibles, Net
Customer relationships	$292,713	$(92,981)	$199,732	$282,470	$(79,782)	$202,688
Proven technology and patents	123,623	(64,089)	59,534	115,680	(56,305)	59,375
Tradenames (finite life)	7,675	(3,543)	4,132	8,206	(3,731)	4,475
Tradenames (indefinite life)	36,252	—	36,252	35,949	—	35,949
Other	13,271	(6,867)	6,404	10,641	(5,678)	4,963
	$473,534	$(167,480)	$306,054	$452,946	$(145,496)	$307,450
The Company recognized amortization expense associated with the above intangible assets of $26.5 million, $22.5 million, and $15.7 million for the years ended December 31, 2022, 2021, and 2020,

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

respectively. The annual aggregate amortization expense based on the current balance of other intangible assets is estimated at $27.8 million for 2023, $27.7 million for 2024, $27.0 million for 2025, $22.3 million for 2026, and $20.8 million for 2027. The finite-lived intangible assets are amortized on a straight-line basis over periods ranging from 3 to 45 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Purchased intangibles amortization was $25.5 million, $19.8 million after tax, $21.6 million, $16.3 million after tax, and $14.9 million, $11.2 million after tax, for the years ended December 31, 2022, 2021, and 2020, respectively.
In addition to the above amortization, the Company recorded amortization expense associated with capitalized software, which is included in property, plant, and equipment in Note 8, of $39.6 million, $40.4 million, and $40.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

10.    DEBT
Debt consisted of the following at December 31:

	2022	2021
3.67% $50 million 10-year Senior Notes due December 17, 2022	$—	$50,000
4.10% $50 million 10-year Senior Notes due September 19, 2023	50,000	50,000
3.84% $125 million 10-year Senior Notes due September 19, 2024	125,000	125,000
4.24% $125 million 10-year Senior Notes due June 25, 2025	125,000	125,000
3.91% $75 million 10-year Senior Notes due June 25, 2029	75,000	75,000
2.83% $125 million 12-year Senior Notes due July 22, 2033	125,000	125,000
3.19% $50 million 15-year Senior Notes due January 24, 2035	50,000	50,000
2.81% $150 million 15-year Senior Notes due March 17, 2037	150,000	—
2.91% $150 million 15-year Senior Notes due September 1, 2037	150,000	—
1.47% EUR 125 million 15-year Senior Notes due June 17, 2030	133,794	141,789
1.30% EUR 135 million 15-year Senior Notes due November 6, 2034	144,497	153,132
1.06% EUR 125 million 15-year Senior Notes due March 19, 2036	133,794	141,789
Senior Notes debt issuance costs, net	(4,521)	(4,115)
Total Senior Notes	1,257,564	1,032,595
$1.25 billion Credit Agreement, interest at LIBOR plus 87.5 basis points(1)	697,211	595,041
Other local arrangements	59,759	54,306
Total debt	2,014,534	1,681,942
Less: current portion	(106,054)	(101,134)
Total long-term debt	$1,908,480	$1,580,808
(1) See Note 6 and Note 7 for additional disclosures on the financial instruments associated with the Credit Agreement.
At December 31, 2022, the interest payments associated with 73% of the Company’s debt are fixed obligations. The Company’s weighted average interest rate was 2.8% and 2.7% for the years ended December 31, 2022 and 2021, respectively.
Senior Notes
The Senior Notes listed above are senior unsecured obligations of the Company and interest is payable semi-annually. The Company may at any time prepay the Senior Notes, in whole or in part, at a

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

price equal to 100% of the principal amount thereof, plus accrued and unpaid interests, and in some instances a “make whole” prepayment premium. The Euro Senior Notes, if prepaid, may also include a swap related currency loss. The Senior Notes each contain customary affirmative and negative covenants including, among others, limitations on the Company and its subsidiaries with respect to incurrence of liens and priority indebtedness, disposition of assets, mergers, and transactions with affiliates. In December 2021, the Company amended all of its U.S. Senior Note agreements to conform to the financial covenants in the underlying agreements. The amended agreements require the Company to maintain a consolidated interest coverage ratio of not less than 3.0 to 1.0 and a net consolidated leverage ratio of not more than 3.5 to 1.0. The Senior Notes also contain customary events of default with customary grace periods, as applicable. The Company was in compliance with its covenants at December 31, 2022.
Total issuance costs of approximately $4.5 million have been incurred by the Company related to the Senior Notes mentioned above and are being amortized to interest expense over the various terms.
In December 2022, the Company entered into an agreement to issue and sell $150 million 10-year Senior Notes in a private placement. The Company will issue $150 million with a fixed interest rate of 5.45% (5.45% Senior Notes) in March 2023. The 5.45% Senior Notes will be senior unsecured obligations of the Company. The 5.45% Senior Notes mature on March 1, 2033. The terms of the 5.45% Senior Notes are consistent with the previous Senior Notes as described above. The Company will use the proceeds from the sale of the 5.45% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
In December 2021, the Company entered into an agreement to issue and sell $300 million 15-year Senior Notes in a private placement. The Company issued $150 million with a fixed interest rate of 2.81% (2.81% Senior Notes) in March 2022 and $150 million with a fixed interest rate of 2.91% (2.91% Senior Notes) in September 2022. The 2.81% and 2.91% Senior Notes are senior unsecured obligations of the Company. The 2.81% Senior Notes mature in March 2037, and the 2.91% Senior Notes mature in September 2037. Interest on the 2.81% and 2.91% Senior Notes is payable semi-annually in March and September each year. Interest payments on the 2.81% Senior Notes began in September 2022 and interest payments on the 2.91% will begin in March 2023. The terms of the 2.81% and 2.91% Senior Notes are consistent with the previous Senior Notes as described above. The Company used the proceeds from the sale of the 2.81% and 2.91% Senior Notes to refinance existing indebtedness and for other general corporate purposes.
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
In December 2020, the Company entered into an agreement to issue and sell EUR 125.0 million 15-year 1.06% Euro Senior Notes (1.06% Euro Senior Notes). The terms of the Euro Senior Notes are consistent with the previous Euro Senior Notes as described above. The Company also entered into a forward contract to receive $152.1 million at the time of issuing the 1.06% Euro Senior Notes in March 2021. The proceeds were used to repay outstanding amounts on the Company’s credit facility and fund operational expenses. The 1.06% Euro Senior Notes were designated as a hedge of a portion of the Company’s net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The Company has designated the EUR 125 million 1.47% Euro Senior Notes, the EUR 135 million 1.30% Euro Senior Notes, and the EUR 125 million 1.06% Euro Senior Notes as a hedge of a portion of its net investment in a euro-denominated foreign subsidiary to reduce foreign currency risk associated with this net investment. Changes in the carrying value of this debt resulting from fluctuations in the euro to U.S. dollar exchange rate are recorded as foreign currency translation adjustments within other comprehensive income (loss). The Company recorded in other comprehensive income (loss) related to this net investment hedge an unrealized gain of $24.6 million and $34.3 million, and an unrealized loss of $27.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company has an unrealized gain of $30.1 million recorded in accumulated other comprehensive income (loss) as of December 31, 2022.
Credit Agreement
On June 25, 2021, the Company entered into a $1.25 billion Credit Agreement (the Credit Agreement), which amended its $1.1 billion Amended and Restated Credit Agreement (the Prior Credit Agreement). As of December 31, 2022, the Company had $547.0 million of additional borrowings available under its Credit Agreement.
The Credit Agreement is provided by a group of financial institutions (similar to the Company's Prior Credit Agreement) and has a maturity date of June 25, 2026. It is a revolving credit facility and is not subject to any scheduled principal payments prior to maturity. The obligations under the Credit Agreement are unsecured.
Borrowings under the Credit Agreement bear interest at current market rates plus a margin based on the Company’s consolidated leverage ratio. The Company must also pay facility fees that are tied to its leverage ratio. The Credit Agreement contains covenants that are similar to those contained in the Prior Credit Agreement, with which the Company was in compliance as of December 31, 2022. The Company is required to maintain (i) a ratio of net funded indebtedness to EBITDA of 3.5 to 1.0 or less except in certain circumstances and (ii) an interest coverage ratio of 3.0 to 1.0 or greater. The Credit Agreement also places certain limitations on the Company, including limiting the ability to incur liens or indebtedness at a subsidiary level. In addition, the Credit Agreement has several events of default, with customary grace periods as applicable. The Company capitalized $2.0 million in financing fees during 2021 associated with the Credit Agreement, which will be amortized to interest expense through 2026.
Other Local Arrangements
In April 2018, two of the Company’s non-U.S. pension plans issued loans totaling $39.6 million (Swiss franc 38 million) to a wholly owned subsidiary of the Company. The loans have the same terms and conditions, which include an interest rate of SARON plus 87.5 basis points. The loans were renewed for one year in April 2022.

11.    SHAREHOLDERS’ EQUITY
Common Stock
The number of authorized shares of the Company’s common stock is 125,000,000 shares with a par value of $0.01 per share. Holders of the Company’s common stock are entitled to one vote per share. At December 31, 2022, 3,858,825 shares of the Company’s common stock were reserved for issuance pursuant to the Company’s stock option plans.

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
Share Repurchase Program
In November 2022, the Company’s Board of Directors authorized an additional $2.5 billion to the share repurchase program, which had $3.5 billion of remaining availability as of December 31, 2022. The share repurchases are expected to be funded from cash generated from operating activities, borrowings, and cash balances. Repurchases will be made through open market transactions, and the amount and timing of purchases will depend on business and market conditions, the stock price, trading restrictions, the level of acquisition activity, and other factors.
The Company has purchased 31.0 million of common shares since the inception of the program in 2004 through December 31, 2022, at a total cost of $8.0 billion. The Company spent $1.1 billion, $1.0 billion and $775 million during 2022, 2021 and 2020, respectively on the repurchase of 838,010 shares, 739,486 shares, and 815,652 shares at an average price per share of $1,312.61, $1,352.27, and $950.14, respectively. The Company reissued 133,916 shares, 110,748 shares, and 162,176 shares held in treasury for the exercise of stock options and restricted stock units during 2022, 2021, and 2020, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in accumulated other comprehensive income by component for the period ended December 31, 2022, 2021, and 2020:

	Currency Translation Adjustment, Net of Tax	Net Unrealized Gain (Loss) on Cash Flow Hedging Arrangements, Net of Tax	Pension and Post-Retirement Benefit Related Items, Net of Tax	Total
Balance at December 31, 2019	$(61,015)	$(1,222)	$(261,436)	$(323,673)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	(35,755)	(35,755)
Net unrealized gains (loss) on cash flow hedging arrangements	—	(11,323)	—	(11,323)
Foreign currency translation adjustment	29,914	—	(19,701)	10,213
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	11,066	14,547	25,613
Net change in other comprehensive income (loss), net of tax	29,914	(257)	(40,909)	(11,252)
Balance at December 31, 2020	$(31,101)	$(1,479)	$(302,345)	$(334,925)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	38,124	38,124
Net unrealized gains (loss) on cash flow hedging arrangements	—	4,394	—	4,394
Foreign currency translation adjustment	11,535	—	9,235	20,770
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(2,913)	19,326	16,413
Net change in other comprehensive income (loss), net of tax	11,535	1,481	66,685	79,701
Balance at December 31, 2021	$(19,566)	$2	$(235,660)	$(255,224)
Other comprehensive income (loss), net of tax:
Net unrealized actuarial gains (loss), prior service cost, and plan amendments	—	—	70,663	70,663
Net unrealized gains (loss) on cash flow hedging arrangements	—	10,029	—	10,029
Foreign currency translation adjustment	(63,298)	—	3,094	(60,204)
Amounts recognized from accumulated other comprehensive income (loss), net of tax	—	(5,775)	13,278	7,503
Net change in other comprehensive income (loss), net of tax	(63,298)	4,254	87,035	27,991
Balance at December 31, 2022	$(82,864)	$4,256	$(148,625)	$(227,233)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table presents amounts recognized from accumulated other comprehensive income (loss) during the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020	Location of Amounts Recognized in Earnings
Effective portion of losses (gains) on cash flow hedging arrangements:
Interest rate swap agreements	$352	$2,178	$2,413	Interest expense
Cross currency swap	(7,454)	(5,604)	11,531	(a)
Total before taxes	(7,102)	(3,426)	13,944
Provision for taxes	(1,327)	(513)	2,878	Provision for taxes
Total, net of taxes	$(5,775)	$(2,913)	$11,066

Recognition of defined benefit pension and post-retirement items:
Recognition of actuarial losses, plan amendments, prior service cost, and settlement charge before taxes	$16,896	$24,529	$18,609	(b)
Provision for taxes	3,618	5,203	4,062	Provision for taxes
Total, net of taxes	$13,278	$19,326	$14,547
(a)The cross currency swap reflects an unrealized gain of $2.7 million and $4.2 million and an unrealized loss of $13.8 million recorded in other charges (income) during the years ended December 31, 2022, 2021, and 2020, respectively, that was offset by the underlying unrealized gain or loss on the hedged debt. The cross currency swap also reflects a realized gain of $4.8 million, $1.4 million, and $2.3 million recorded in interest expense during the years ended December 31, 2022, 2021, and 2020, respectively.
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
The fair values of stock options granted were calculated using the Black-Scholes pricing model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price. The following table summarizes all stock option activity from December 31, 2021 through December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	405,784	$512.30	$480.8
Granted	17,487	1,228.39
Exercised	(114,641)	289.73
Forfeited	(481)	1,027.67
Outstanding at December 31, 2022	308,149	635.00	250.5
Options exercisable at December 31, 2022	239,129	$503.99	$225.3
The following table details the weighted average remaining contractual life of options outstanding at December 31, 2022 by range of exercise prices:

Number of Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life of Options Outstanding	Options Exercisable

140,457	$336.92	3.03	140,457
106,807	$664.31	5.95	84,718
60,885	$1,271.24	8.77	13,954
308,149		5.51	239,129
As of the date granted, the weighted average grant-date fair value of the options granted during the years ended December 31, 2022, 2021, and 2020 was $447.52, $377.89, and $284.25, respectively.
Such weighted average grant-date fair value was determined using the following assumptions:

	2022	2021	2020
Risk-free interest rate	4.35%	0.95%	0.34%
Expected life in years	6.4	6.3	6.0
Expected volatility	26%	25%	26%
Expected dividend yield	—	—	—
The total intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was approximately $121.3 million, $116.0 million, and $84.5 million, respectively.
The compensation expense for options recognized during the years ended December 31, 2022 and 2021 was $7.8 million, and $7.7 million for the year ended December 31, 2020.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following table summarizes all restricted stock unit and performance share unit activity from December 31, 2021 through December 31, 2022:

	Number of Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Number of Performance Share Units	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	26,899	$45.6	14,844	$25.2
Granted	8,862		2,350
Adjustment for performance results achieved(1)	—		4,455
Vested	(9,551)		(9,367)
Forfeited	(1,318)		—
Outstanding at December 31, 2022	24,892	$36.0	12,282	$17.8
(1) 2018 performance share units vested in the first quarter 2022.
The weighted average grant-date fair value of the restricted stock units granted during the years ended 2022, 2021, and 2020 was $1,230.18, $1,445.37, and $1,104.02 per unit, respectively, which primarily vest ratably over a five-year period. The total fair value of the restricted stock units on the date of grant was $10.8 million for 2022, $11.4 million for 2021, and $9.1 million for 2020 and will be recorded as compensation expense on a straight-line basis over the vesting period. The total fair value of restricted stock units vested during the years ended December 31, 2022, 2021, and 2020 was approximately $8.2 million, $11.4 million, and $7.7 million, respectively. Approximately $7.9 million, $7.6 million, and $7.9 million of compensation expense was recognized during the years ended December 31, 2022, 2021, and 2020, respectively.
The Company granted performance share units with a market condition during 2022, 2021, and 2020. Grantees of performance share units will be eligible to receive shares of the Company’s common stock depending upon the Company’s total shareholder return relative to the performance of companies in the S&P 500 Health Care and S&P 500 Industrials over a three-year period. The awards actually earned will range from zero to 200% of the targeted number of performance share units for the three-year performance period and will be paid, to the extent earned, in the fiscal quarter following the end of the applicable three-year performance period. During 2022, the market conditions for the 2019 performance share units were met and will vest in the first quarter 2023 with a payout of 200%. Performance share unit awards were valued using a Monte Carlo simulation based on the following assumptions:

	2022	2021	2020
Risk-free interest rate	4.58%	0.61%	0.18%
Expected life in years	3	3	3
Expected volatility	26%	25%	26%
Expected dividend yield	—	—	—
As of the date granted, the fair value of the performance share units granted was $1,357.26 for 2022, $1,447.75 for 2021, and $1,345.03 for 2020. The total fair value of the performance share units on the date of the grant was $3.2 million, $4.0 million and $3.6 million for 2022, 2021 and 2020, respectively, and will be recorded as compensation expense on a straight-line basis over the three-year performance period.
The compensation expense for performance share units recognized during the years ended December 31, 2022, 2021, and 2020 was $4.0 million, $4.2 million, and $3.1 million, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

At December 31, 2022, a total of 3,858,825 shares of common stock were available for grant in the form of stock options, restricted stock units, or performance share units.
As of December 31, 2022, the unrecorded deferred share-based compensation balance related to stock options, restricted stock units, and performance share units was $52.9 million and will be recognized using a straight-line method over an estimated weighted average amortization period of 2.3 years.

13.    BENEFIT PLANS
The Company maintains a number of retirement and other post-retirement employee benefit plans.
Certain subsidiaries sponsor defined contribution plans. Benefits are determined and funded annually based upon the terms of the plans. Amounts recognized as cost under these plans amounted to $22.9 million, $24.8 million, and $19.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables set forth the change in benefit obligation, the change in plan assets, the funded status, and amounts recognized in the consolidated financial statements for the Company’s defined benefit plans and post-retirement plan at December 31, 2022 and 2021:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$141,906	$149,947	$1,027,333	$1,091,811	$875	$1,030	$1,170,114	$1,242,788
Service cost, gross	1,665	1,498	36,640	35,675	—	—	38,305	37,173
Interest cost	2,696	2,194	5,927	3,347	12	8	8,635	5,549
Actuarial losses (gains)	(27,541)	(3,399)	(219,304)	1,904	206	37	(246,639)	(1,458)
Plan amendments and other	—	—	13	(23,196)	—	—	13	(23,196)
Benefits paid	(8,433)	(8,334)	(34,949)	(39,911)	(423)	(200)	(43,805)	(48,445)
Impact of foreign currency	—	—	(30,365)	(42,297)	—	—	(30,365)	(42,297)
Benefit obligation at end of year	$110,293	$141,906	$785,295	$1,027,333	$670	$875	$896,258	$1,170,114
Change in plan assets:
Fair value of plan assets at beginning of year	$113,523	$109,462	$1,008,261	$984,322	$—	$—	$1,121,784	$1,093,784
Actual return on plan assets	(17,863)	12,307	(96,866)	52,922	—	—	(114,729)	65,229
Employer contributions	114	88	24,441	27,088	423	200	24,978	27,376
Plan participants’ contributions	—	—	17,600	16,102	—	—	17,600	16,102
Benefits paid	(8,433)	(8,334)	(34,949)	(39,911)	(423)	(200)	(43,805)	(48,445)
Impact of foreign currency	—	—	(23,622)	(32,262)	—	—	(23,622)	(32,262)
Fair value of plan assets at end of year	$87,341	$113,523	$894,865	$1,008,261	$—	$—	$982,206	$1,121,784
Funded status	$(22,952)	$(28,383)	$109,570	$(19,072)	$(670)	$(875)	$85,948	$(48,330)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The change in the benefit obligation for 2022 is primarily related to an increase of the discount rates.
The accumulated benefit obligations at December 31, 2022 and 2021 were $110.3 million and $141.9 million, respectively, for the U.S. defined benefit pension plan and $665.1 million and $867.0 million, respectively, for all non-U.S. plans. Certain of the plans included within non-U.S. pension benefits have accumulated benefit obligations which exceed the fair value of plan assets. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2022 were $121.6 million, $111.7 million, and $26.9 million, respectively. The projected benefit obligation, the accumulated benefit obligation, and fair value of assets of these plans as of December 31, 2021 were $181.3 million, $174.1 million, and $40.3 million, respectively.
Amounts recognized in the consolidated balance sheets consist of:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Other non-current assets	$—	$—	$202,368	$122,049	$—	$—	$202,368	$122,049
Accrued and other liabilities	(131)	(136)	(4,986)	(5,289)	(115)	(129)	(5,232)	(5,554)
Pension and other post-retirement liabilities	(22,821)	(28,246)	(90,342)	(135,833)	(555)	(746)	(113,718)	(164,825)
Accumulated other comprehensive loss (income)	50,822	56,648	151,924	259,714	(430)	(742)	202,316	315,620
Total	$27,870	$28,266	$258,964	$240,641	$(1,100)	$(1,617)	$285,734	$267,290
The following amounts have been recognized in accumulated other comprehensive income (loss), before taxes, at December 31, 2022 and have not yet been recognized as a component of net periodic pension cost:

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits		Total		Total, After Tax
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Plan amendments and prior service cost	$—	$—	$(24,701)	$(29,446)	$(351)	$(426)	$(25,052)	$(29,872)	$(20,237)	$(24,118)
Actuarial losses (gains)	50,822	56,648	176,625	289,160	(79)	(316)	227,368	345,492	180,278	$272,118
Total	$50,822	$56,648	$151,924	$259,714	$(430)	$(742)	$202,316	$315,620	$160,041	$248,000
The following changes in plan assets and benefit obligations were recognized in other comprehensive income (loss), before taxes, for the year ended December 31, 2022:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits	Total	Total, After Tax
Net actuarial losses (gains)	$(3,489)	$(86,130)	$206	$(89,413)	$(70,672)
Plan amendment	—	13	—	13	9
Amortization of:
Actuarial (losses) gains	(2,337)	(18,896)	31	(21,202)	(16,777)
Plan amendments and prior service cost	—	4,231	75	4,306	3,499
Impact of foreign currency	—	(7,008)	—	(7,008)	(3,094)
Total	$(5,826)	$(107,790)	$312	$(113,304)	$(87,035)

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The assumed discount rates and rates of increase in future compensation levels used in calculating the projected benefit obligations vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.		Non-U.S.
	2022	2021	2022	2021
Discount rate	4.87%	2.57%	2.57%	0.40%
Compensation increase rate	n/a	n/a	0.87%	0.85%
Expected long-term rate of return on plan assets	6.75%	5.75%	3.84%	3.78%
Interest crediting rate	n/a	n/a	1.50%	1.00%
The assumed discount rates, rates of increase in future compensation levels, and the long-term rate of return used in calculating the net periodic pension cost vary according to the economic conditions of the country in which the retirement plans are situated. The weighted average rates used for the purposes of the Company’s plans are as follows:

	U.S.			Non-U.S.
	2022	2021	2020	2022	2021	2020
Discount rate	2.57%	2.22%	3.03%	0.40%	0.63%	0.51%
Compensation increase rate	n/a	n/a	n/a	0.85%	0.85%	0.86%
Expected long-term rate of return on plan assets	5.75%	5.75%	6.25%	3.78%	3.78%	3.76%
Net periodic pension cost and net periodic post-retirement benefit for the defined benefit plans and U.S. post-retirement plan include the following components for the years ended December 31:

	U.S.			Non-U.S.			Other Benefits			Total
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost, net	$1,665	$1,498	$1,304	$19,040	$19,558	$18,314	$—	$—	$—	$20,705	$21,056	$19,618
Interest cost on projected benefit obligations	2,696	2,194	3,556	5,927	3,347	4,778	12	8	25	8,635	5,549	8,359
Expected return on plan assets	(6,189)	(5,974)	(6,094)	(36,308)	(35,511)	(33,067)	—	—	—	(42,497)	(41,485)	(39,161)
Recognition of actuarial losses/(gains) and prior service cost	2,337	2,916	2,578	14,665	21,725	16,134	(106)	(112)	(103)	16,896	24,529	18,609
Net periodic pension cost/(benefit)	$509	$634	$1,344	$3,324	$9,119	$6,159	$(94)	$(104)	$(78)	$3,739	$9,649	$7,425
The projected post-retirement benefit obligation was principally determined using discount rates of 4.67% in 2022 and 1.94% in 2021. Net periodic post-retirement benefit cost was principally determined using discount rates of 1.94% in 2022, 1.47% in 2021, and 2.54% in 2020. The health care cost trend rate was 5.7% in 2022, 5.9% in 2021, and 6.0% in 2020, decreasing to 4.50% in 2029.
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
The following table presents the fair value measurement of the Company’s plan assets by hierarchy level:

	December 31, 2022				December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Observable Inputs for Identical Assets (Level 2)	Unobservable Inputs (Level 3)	Total
Asset Category:
Cash and Cash Equivalents	$99,535	$—	$—	$99,535	$92,207	$—	$—	$92,207
Equity Securities:
Mettler-Toledo Stock	3,107	—	—	3,107	3,639	—	—	3,639
Equity Mutual Funds:
U.S.(1)	5,753	24,133	—	29,886	8,197	43,287	—	51,484
International(2)	89,247	9,496	—	98,743	100,197	23,022	—	123,219
Emerging Markets(3)	127,506	—	—	127,506	157,814	3,315	—	161,129
Fixed Income Securities:
Corporate/Government Bonds(4)	79,221	—	—	79,221	87,772	—	—	87,772
Fixed Income Mutual Funds:
Insurance Contracts(5)	—	25,126	1,775	26,901	—	38,555	1,787	40,342
Core Bond(6)	73,315	62,956	—	136,271	107,394	71,608	—	179,002
Real Asset Mutual Funds:
Real Estate(7)	—	167,693	—	167,693	—	153,954	—	153,954
Commodities(8)	49,603	—	—	49,603	50,525	—	—	50,525
Other Types of Investments:
Debt Securities (9)	41,099	—	—	41,099	41,628	—	—	41,628
Global Allocation Funds(10)	4,370	—	—	4,370	5,680	—	—	5,680
Multi-Strategy Fund of Hedge Funds (11)	—	17,702	—	17,702	—	16,103	—	16,103
Insurance Linked Securities(12)	13,243	—	—	13,243	19,287	—	—	19,287
Total assets in fair value hierarchy	$585,999	$307,106	$1,775	$894,880	$674,340	$349,844	$1,787	$1,025,971
Investments measured at net asset value:
International(13)				2,409				3,568
Emerging Markets (13)				5,980				7,211
Multi-Strategy Fund of Hedge Funds (13)				78,937				85,034
Total pension assets at fair value				$982,206				$1,121,784
_____________________________________
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
The following table presents a roll-forward of activity for the years ended December 31, 2022 and 2021 for Level 3 asset categories:

Insurance Contracts
Balance at December 31, 2020	$1,793
Actual return on plan assets related to assets held at end of year	26
Purchases	70
Impact of foreign currency	(102)
Balance at December 31, 2021	$1,787
Actual return on plan assets related to assets held at end of year	(1)
Purchases	80
Impact of foreign currency	(91)
Balance at December 31, 2022	$1,775
There were no transfers between any asset levels during the years ended December 31, 2022 and 2021.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits, Net of Subsidy	Total
2023	$8,737	$48,449	$115	$57,301
2024	8,777	51,196	102	60,075
2025	8,804	51,332	90	60,226
2026	8,768	49,982	79	58,829
2027	8,712	52,391	70	61,173
2028-2032	41,633	257,800	235	299,668
In 2023, the Company expects to make employer pension contributions of approximately $27.5 million to its non-U.S. pension plan and employer contributions of approximately $0.1 million to its U.S. post-retirement medical plan.

14.    TAXES

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The sources of the Company’s earnings before taxes were as follows for the years ended December 31:

	2022	2021	2020
United States	$144,107	$109,918	$94,651
Non-United States	926,485	839,443	654,092
Earnings before taxes	$1,070,592	$949,361	$748,743

The provision for taxes consists of:

	Current	Deferred	Total
Year ended December 31, 2022:
United States federal	$363	$9,710	$10,073
United States state and local	4,893	1,282	6,175
Non-United States	166,317	15,525	181,842
Total	$171,573	$26,517	$198,090
Year ended December 31, 2021:
United States federal	$7,750	$(7,415)	$335
United States state and local	3,670	(1,099)	2,571
Non-United States	168,393	9,077	177,470
Total	$179,813	$563	$180,376
Year ended December 31, 2020:
United States federal	$6,242	$(6,311)	$(69)
United States state and local	5,563	(1,736)	3,827
Non-United States	146,983	(4,737)	142,246
Total	$158,788	$(12,784)	$146,004

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The provision for tax expense differed from the amounts computed by applying the United States federal income tax rate of 21% for the years ended December 31, 2022, 2021, and 2020 to earnings before taxes as a result of the following:

	2022	2021	2020
Expected tax	$224,825	$199,365	$157,236
United States state and local income taxes, net of federal income tax benefit	5,132	1,235	3,320
Non-United States income taxes at other than U.S. federal rate	(3,055)	3,439	179
Excess tax benefits from stock option exercises	(22,965)	(22,843)	(17,261)
Other, net	(5,847)	(820)	2,530
Total provision for taxes	$198,090	$180,376	$146,004
The Company’s reported effective tax rate was 18.5% in 2022, 19.0% in 2021, and 19.5% in 2020.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

	2022	2021
Deferred tax assets:
Inventory	$26,401	$24,007
Lease liability, accrued and other liabilities	91,892	103,900
Accrued post-retirement benefit and pension costs	33,010	49,774
Net operating loss and other tax carryforwards	37,797	26,808
Swiss tax reform intangible assets	49,642	51,194
Other	4,927	1,006
Total deferred tax assets	243,669	256,689
Less valuation allowance	(62,615)	(51,126)
Total deferred tax assets less valuation allowance	181,054	205,563
Deferred tax liabilities:
Inventory	8,053	6,905
Lease right-of-use assets and other assets	28,297	31,164
Property, plant, and equipment	76,867	68,701
Acquired intangibles amortization	61,278	61,289
Prepaid post-retirement benefit and pension costs	52,197	41,524
International earnings	27,357	15,001
Unrealized currency gains	11,285	3,713
Total deferred tax liabilities	265,334	228,297
Net deferred tax (liability) asset	$(84,280)	$(22,734)
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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2022	2021
Unrecognized tax benefits at beginning of year	$46,432	$38,294
Increases related to current tax positions	12,942	12,200
Decreases related to prior year tax positions	(7,245)	(2,905)
Impact of foreign currency	(1,307)	(1,157)
Unrecognized tax benefits at end of year	$50,822	$46,432
Included in the balance of unrecognized tax benefits at December 31, 2022 and 2021 were $50.8 million and $46.4 million, respectively, of tax benefits that if recognized would reduce the Company’s effective tax rate. Increases and decreases related to current and prior year tax positions during 2022 and 2021 primarily related to non-United States income taxes. The Company recognizes accrued amounts of interest and penalties related to its uncertain tax positions as part of its income tax expense within its consolidated statement of operations. The amount of accrued interest and penalties included within other non-current liabilities within the Company’s consolidated balance sheet as of December 31, 2022 and 2021 was $9.3 million and $7.7 million, respectively.
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
As of December 31, 2022, the major jurisdictions for which the Company is subject to examinations are: Germany for years after 2015; the United States after 2018; France after 2019; Switzerland after 2019; the United Kingdom after 2020; and China after 2018. Additionally, the Company is currently under examination in various taxing jurisdictions in which it conducts business operations. While the Company has not yet received any material assessments from these taxing authorities, the Company believes that adequate amounts of taxes and related interest and penalties have been provided for any adverse adjustments as a result of these examinations and that the ultimate outcome of these examinations will not result in a material impact on the Company’s consolidated results of operations or financial position.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

15.    OTHER CHARGES (INCOME), NET
Other charges (income), net consisted of net other income of $9.3 million, $3.1 million, and $13.8 million in 2022, 2021, and 2020, respectively. Other charges (income), net includes non-service pension costs (benefits), net (gains) losses from foreign currency transactions and hedging activities, interest income, and other items. Non-service pension benefits were $16.9 million, $11.4 million, and $12.2 million in 2022, 2021, and 2020, respectively. Other charges (income), net also includes $0.9 million for the year ended December 31, 2022 of acquisition costs. For the year ended December 31, 2021 $3.4 million of acquisition costs, as well as a $6.8 million charge to increase the PendoTECH acquisition contingent consideration and related obligations to the sellers were included in other charges (income), net.

16.    LEASES
The Company’s operating leases primarily comprise real estate and vehicles. Real estate leases are largely related to sales and marketing, service, and administrative offices, while vehicle leases are primarily related to the Company’s field sales and service organization. The consolidated balance sheet included the following balances as of December 31:

	2022	2021	Balance Sheet Location
Right-of-use assets, net	$114,321	$118,499	Other non-current assets

Current lease liability	$29,271	$30,636	Accrued and other liabilities
Non-current lease liability	86,888	88,316	Other non-current liabilities
Total operating lease liability	$116,159	$118,952
As of December 31, 2022, the Company has not entered into any material real estate operating leases expected to commence in 2023.
For the years ended December 31, 2022, 2021 and 2020, the Company had the following recorded in selling, general, and administrative associated with leasing arrangements:

	2022	2021	2020
Operating lease expense	$37,145	$36,137	$34,559
Variable lease expense	4,649	4,503	4,182
Short-term lease expense	958	1,018	991
Total lease expense	$42,752	$41,658	$39,732

Weighted average remaining lease term	7.9 years	7.4 years	6.8 years
Weighted average discount rate	2.9%	2.1%	2.5%
Accruals and other on the consolidated statement of cash flows includes the amortization of the lease right-of-use asset of $34.6 million, $33.7 million, and $32.1 million, offset by a change in the lease liability of $34.6 million, $33.7 million, and $31.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. Lease payments within operating activities were $35.2 million, $35.5 million, and $36.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company also obtained non-cash lease right-of-use assets in exchange for lease liabilities of $27.0 million, $46.4 million, and $35.0 million for the years ended December 31, 2022, 2021, and 2020, respectively.

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following is a maturity analysis of the annual undiscounted cash flows for the annual periods ended December 31:

2023	$32,027
2024	22,386
2025	14,824
2026	11,117
2027	7,490
Thereafter	41,123
Total lease payments	128,967
Less imputed interest	(12,808)
Total operating lease liability	$116,159

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

METTLER-TOLEDO INTERNATIONAL INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands, except share data, unless otherwise stated)

The following tables show the operations of the Company’s reportable segments:

For the Year Ended December 31, 2022	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,444,460	$156,884	$1,601,344	$357,802	$14,582	$3,574,842	$(55,464)	$524,470
Swiss Operations	176,119	839,951	1,016,070	309,844	6,644	2,968,539	(7,690)	25,058
Western European Operations	799,931	196,900	996,831	174,352	4,970	1,314,332	(5,110)	96,077
Chinese Operations	841,526	308,164	1,149,690	424,162	9,699	1,234,303	(12,418)	641
Other(a)	657,673	3,959	661,632	90,322	4,176	388,639	(6,268)	13,924
Eliminations and Corporate(b)	—	(1,505,858)	(1,505,858)	(164,023)	6,713	(5,988,260)	(34,291)	—
Total	$3,919,709	$—	$3,919,709	$1,192,459	$46,784	$3,492,395	$(121,241)	$660,170

For the Year Ended December 31, 2021	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,287,983	$155,987	$1,443,970	$302,177	$12,123	$3,278,400	$(34,972)	$508,942
Swiss Operations	171,633	826,001	997,634	301,142	6,557	2,700,965	(7,856)	23,710
Western European Operations	829,761	211,547	1,041,308	172,265	5,264	1,566,819	(11,014)	100,433
Chinese Operations	771,651	291,779	1,063,430	369,835	9,566	1,037,838	(15,700)	710
Other(a)	656,902	4,780	661,682	100,028	3,819	365,182	(5,652)	14,827
Eliminations and Corporate(b)	—	(1,490,094)	(1,490,094)	(187,636)	7,653	(5,622,406)	(32,386)	—
Total	$3,717,930	$—	$3,717,930	$1,057,811	$44,982	$3,326,798	$(107,580)	$648,622

For the Year Ended December 31, 2020	Net Sales to External Customers	Net Sales to Other Segments	Total Net Sales	Segment Profit	Depreciation	Total Assets	Purchase of Property, Plant, and Equipment	Goodwill

U.S. Operations	$1,072,319	$121,850	$1,194,169	$244,940	$11,347	$2,560,652	$(18,258)	$415,869
Swiss Operations	143,923	679,837	823,760	245,465	6,257	2,028,879	(5,495)	24,525
Western European Operations	716,715	173,176	889,891	147,562	4,769	1,294,579	(13,678)	93,514
Chinese Operations	578,610	213,735	792,345	270,497	8,506	985,977	(9,755)	686
Other(a)	573,610	4,600	578,210	77,910	3,737	340,786	(5,974)	15,676
Eliminations and Corporate(b)	—	(1,193,198)	(1,193,198)	(145,666)	7,428	(4,396,324)	(39,334)	—
Total	$3,085,177	$—	$3,085,177	$840,708	$42,044	$2,814,549	$(92,494)	$550,270
(a)Other includes reporting units in Southeast Asia, Latin America, Eastern Europe, and other countries.
(b)Eliminations and Corporate includes the elimination of intersegment transactions as well as certain corporate expenses and intercompany investments, which are not included in the Company’s operating segments.
A reconciliation of earnings before taxes to segment profit follows:

	2022	2021	2020
Earnings before taxes	$1,070,592	$949,361	$748,743
Amortization	66,239	63,075	56,665
Interest expense	55,392	43,242	38,616
Restructuring charges	9,556	5,239	10,516
Other income, net	(9,320)	(3,106)	(13,832)
Segment profit	$1,192,459	$1,057,811	$840,708

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
In certain circumstances, our reporting units sell directly into other geographies. A breakdown of net sales to external customers by geographic customer destination and property, plant, and equipment by geographic destination for the years ended December 31 follows:

	Net Sales			Property, Plant, and Equipment, Net
	2022	2021	2020	2022	2021
United States	$1,363,335	$1,217,114	$1,014,180	$228,997	$228,010
Other Americas	219,158	202,718	166,446	4,155	3,267
Total Americas	1,582,493	1,419,832	1,180,626	233,152	231,277
Germany	219,813	229,341	199,499	39,159	40,854
France	147,430	152,225	134,542	8,027	8,026
United Kingdom	85,382	90,431	70,163	30,828	35,349
Switzerland	80,891	82,381	69,965	300,155	304,228
Other Europe	480,844	508,583	447,097	35,914	51,760
Total Europe	1,014,360	1,062,961	921,266	414,083	440,217
China	823,842	754,002	565,100	90,343	95,356
Rest of World	499,014	481,135	418,185	41,022	32,515
Total Asia/Rest of World	1,322,856	1,235,137	983,285	131,365	127,871
Total	$3,919,709	$3,717,930	$3,085,177	$778,600	$799,365

Schedule II — Valuation and Qualifying Accounts (in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
		(1)	(2)
	Balance at the Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Balance at End of Period
Description				-Deductions-
			Note (A)	Note (B)
Deferred tax valuation allowance:
Year ended December 31, 2022	$51,126	$6,103	$6,284	$898	$62,615
Year ended December 31, 2021	$52,388	$2,058	$—	$3,320	$51,126
Year ended December 31, 2020	$50,853	$2,824	$3,009	$4,298	$52,388
_______________________________________
Note (A)
Amounts in 2022 primarily relate to disallowed interest expense deductions. Amounts in 2020 relate primarily to changes in currency translation adjustments.
Note (B)
Amounts in 2022 relate primarily to changes in foreign currency. The amounts in 2021 and 2020 include decreases in state net operating losses and credits, foreign tax credit, and R&D credit carryforwards.

S-1